Form 10-Q
period 2014-09-30
POPULAR INC
filed 2014-11-10
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,460,785 shares outstanding as of November 3, 2014.

POPULAR, INC.

Forward-Looking Information

The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (the “Corporation”, “Popular”, “we”, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$321,914	$423,211

Money market investments:
Federal funds sold	—	5,055
Securities purchased under agreements to resell	146,634	175,965
Time deposits with other banks	906,487	677,433

Total money market investments	1,053,121	858,453

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	122,483	308,978
Other trading securities	22,860	30,765
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,515,639	1,286,839
Other investment securities available-for-sale	4,212,127	4,007,961
Investment securities held-to-maturity, at amortized cost (fair value 2014 - $103,120; 2013 - $120,688)	112,893	140,496
Other investment securities, at lower of cost or realizable value (realizable value 2014 - $163,775; 2013 - $184,526)	161,168	181,752
Loans held-for-sale, at lower of cost or fair value	178,008	110,426

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	19,450,677	21,704,010
Loans covered under loss sharing agreements with the FDIC	2,654,263	2,984,427
Less – Unearned income	91,461	92,144
Allowance for loan losses	611,375	640,555

Total loans held-in-portfolio, net	21,402,104	23,955,738

FDIC loss share asset	681,106	948,608
Premises and equipment, net	497,111	519,516
Other real estate not covered under loss sharing agreements with the FDIC	135,256	135,501
Other real estate covered under loss sharing agreements with the FDIC	151,382	168,007
Accrued income receivable	116,746	131,536
Mortgage servicing assets, at fair value	152,282	161,099
Other assets	1,634,819	1,687,558
Goodwill	461,246	647,757
Other intangible assets	37,777	45,132
Assets from discontinued operations (Refer to Note 3)	1,129,053	—

Total assets	$34,099,095	$35,749,333

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,521,415	$5,922,682
Interest bearing	18,944,690	20,788,463

Total deposits	24,466,105	26,711,145

Federal funds purchased and assets sold under agreements to repurchase	1,650,712	1,659,292
Other short-term borrowings	1,200	401,200
Notes payable	1,723,573	1,584,754
Other liabilities	852,351	766,792
Liabilities from discontinued operations (Refer to Note 3)	1,106,762	—

Total liabilities	29,800,703	31,123,183

Commitments and contingencies (Refer to Note 24)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and
outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;
103,579,912 shares issued (2013 – 103,435,967) and 103,448,206 shares outstanding (2013 – 103,397,699)	1,036	1,034
Surplus	4,171,890	4,170,152
Retained earnings	229,306	594,430
Treasury stock – at cost, 131,706 shares (2013 – 38,268)	(3,933)	(881)
Accumulated other comprehensive loss, net of tax	(150,067)	(188,745)

Total stockholders’ equity	4,298,392	4,626,150

Total liabilities and stockholders’ equity	$34,099,095	$35,749,333

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2014	2013	2014	2013
Interest income:
Loans	$362,592	$366,267	$1,121,180	$1,097,081
Money market investments	1,007	848	3,111	2,632
Investment securities	33,154	33,561	102,270	107,490
Trading account securities	4,446	5,242	15,047	16,212

Total interest income	401,199	405,918	1,241,608	1,223,415

Interest expense:
Deposits	26,533	29,115	79,614	96,176
Short-term borrowings	28,955	9,563	46,887	29,111
Long-term debt	19,290	36,228	496,896	108,061

Total interest expense	74,778	74,906	623,397	233,348

Net interest income	326,421	331,012	618,211	990,067
Provision for loan losses - non-covered loans	68,166	48,715	172,362	486,783
Provision for loan losses - covered loans	12,463	17,433	49,781	60,489

Net interest income after provision for loan losses	245,792	264,864	396,068	442,795

Service charges on deposit accounts	40,585	40,517	119,181	123,056
Other service fees (Refer to Note 30)	54,839	57,041	164,125	169,264
Mortgage banking activities (Refer to Note 12)	14,402	18,892	21,868	57,270
Net gain and valuation adjustments on investment securities	(1,763)	—	(1,763)	5,856
Trading account profit (loss)	740	(6,607)	3,772	(11,936)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	15,593	2,374	29,645	(56,054)
Adjustments (expense) to indemnity reserves on loans sold	(9,480)	(2,387)	(27,281)	(30,162)
FDIC loss share expense (Refer to Note 31)	(4,864)	(14,866)	(84,331)	(44,887)
Other operating income	14,278	191,745	57,935	393,330

Total non-interest income	124,330	286,709	283,151	605,737

Operating expenses:
Personnel costs	104,542	108,352	307,943	322,292
Net occupancy expenses	21,203	21,386	62,830	62,937
Equipment expenses	12,370	11,387	35,826	34,492
Other taxes	15,369	17,680	42,575	44,433
Professional fees	67,649	69,237	201,672	203,989
Communications	6,455	6,290	19,565	19,236
Business promotion	13,062	14,809	40,486	42,751
FDIC deposit insurance	9,511	15,143	30,969	42,056
Loss on early extinguishment of debt	—	3,388	—	3,388
Other real estate owned (OREO) expenses	19,745	16,632	29,595	70,156
Other operating expenses	30,418	21,998	73,276	65,682
Amortization of intangibles	2,026	1,990	6,077	5,969
Restructuring costs (Refer to Note 4)	8,290	—	12,864	—

Total operating expenses	310,640	308,292	863,678	917,381

Income (loss) from continuing operations before income tax	59,482	243,281	(184,459)	131,151
Income tax expense (benefit)	26,667	17,768	45,807	(276,489)

Income (loss) from continuing operations	32,815	225,513	(230,266)	407,640
Income (loss) from discontinued operations, net of tax (Refer to Note 3)	29,758	3,622	(132,066)	28,656

Net Income (Loss)	$62,573	$229,135	$(362,332)	$436,296

Net Income (Loss) Applicable to Common Stock	$61,643	$228,204	$(365,124)	$433,504

Net Income (Loss) per Common Share – Basic
Net income (loss) from continuing operations	$0.31	2.18	(2.27)	3.94
Net income (loss) from discontinued operations	0.29	0.04	(1.28)	0.28

Net Income (Loss) per Common Share – Basic	$0.60	$2.22	$(3.55)	$4.22

Net Income (Loss) per Common Share – Diluted
Net income (loss) from continuing operations	$0.31	2.18	(2.27)	3.93
Net income (loss) from discontinued operations	0.29	0.04	(1.28)	0.28

Net Income (Loss) per Common Share – Diluted	$0.60	$2.22	$(3.55)	$4.21

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Quarters ended, September 30,		Nine months ended, September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$62,573	$229,135	$(362,332)	$436,296

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	98	(2,013)	(2,620)	(3,942)
Reclassification adjustment for losses included in net income	—	—	7,718	—
Amortization of net losses of pension and postretirement benefit plans	2,127	6,168	6,379	18,506
Amortization of prior service cost of pension and postretirement benefit plans	(950)	—	(2,850)	—
Unrealized holding (losses) gains on investments arising during the period	(20,081)	(33,091)	34,585	(177,560)
Reclassification adjustment for losses included in net income	(1,763)	—	(1,763)	—
Unrealized net (losses) gains on cash flow hedges	(684)	(3,496)	(4,957)	2,286
Reclassification adjustment for net losses (gains) included in net income	1,120	(1,456)	4,745	(4,652)

Other comprehensive (loss) income before tax	(20,133)	(33,888)	41,237	(165,362)
Income tax benefit (expense)	357	2,921	(2,559)	11,224

Total other comprehensive (loss) income , net of tax	(19,776)	(30,967)	38,678	(154,138)

Comprehensive income (loss) , net of tax	$42,797	$198,168	$(323,654)	$282,158

Tax effect allocated to each component of other comprehensive loss:

	Quarters ended September 30,		Nine months ended, September 30,
(In thousands)	2014	2013	2014	2013
Amortization of net losses of pension and postretirement benefit plans	$(829)	$(2,406)	$(2,488)	$(7,219)
Amortization of prior service cost of pension and postretirement benefit plans	370	—	1,112	—
Unrealized holding (losses) gains on investments arising during the period	986	3,588	(1,265)	17,479
Unrealized net (losses) gains on cash flow hedges	267	1,171	1,933	(850)
Reclassification adjustment for net losses (gains) included in net income	(437)	568	(1,851)	1,814

Income tax benefit (expense)	$357	$2,921	$(2,559)	$11,224

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2012	$1,032	$50,160	$4,150,294	$11,826	$(444)	$(102,868)	$4,110,000
Net income				436,296			436,296
Issuance of stock	2		4,950				4,952
Dividends declared:
Preferred stock				(2,792)			(2,792)
Common stock purchases					(466)		(466)
Common stock reissuance					33		33
Other comprehensive loss, net of tax						(154,138)	(154,138)

Balance at September 30, 2013	$1,034	$50,160	$4,155,244	$445,330	$(877)	$(257,006)	$4,393,885

Balance at December 31, 2013	$1,034	$50,160	$4,170,152	$594,430	$(881)	$(188,745)	$4,626,150
Net loss				(362,332)			(362,332)
Issuance of stock	2		4,321				4,323
Tax windfall benefit on vesting of restricted stock			417				417
Repurchase of TARP-related warrants			(3,000)				(3,000)
Dividends declared:
Preferred stock				(2,792)			(2,792)
Common stock purchases					(3,063)		(3,063)
Common stock reissuance					11		11
Other comprehensive income, net of tax						38,678	38,678

Balance at September 30, 2014	$1,036	$50,160	$4,171,890	$229,306	$(3,933)	$(150,067)	$4,298,392

Disclosure of changes in number of shares:	September 30, 2014	September 30, 2013
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	103,435,967	103,193,303
Issuance of stock	143,945	117,849

Balance at end of the period	103,579,912	103,311,152
Treasury stock	(131,706)	(35,021)

Common Stock – Outstanding	103,448,206	103,276,131

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(362,332)	$436,296

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	215,378	545,927
Goodwill impairment losses	186,511	—
Amortization of intangibles	7,351	7,403
Depreciation and amortization of premises and equipment	35,407	37,056
Net accretion of discounts and amortization of premiums and deferred fees	298,318	(48,195)
Fair value adjustments on mortgage servicing rights	18,424	6,862
FDIC loss share expense	84,331	44,887
Adjustments (expense) to indemnity reserves on loans sold	27,281	30,162
Earnings from investments under the equity method	(31,930)	(42,740)
Deferred income tax expense (benefit)	34,175	(303,038)
Loss (gain) on:
Disposition of premises and equipment	(2,578)	(3,060)
Sale and valuation adjustments of investment securities	1,763	—
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(69,391)	37,564
Sale of stock in equity method investee	—	(312,589)
Sale of foreclosed assets, including write-downs	13,147	45,045
Disposal of discontinued business	(28,025)	—
Acquisitions of loans held-for-sale	(232,430)	(15,335)
Proceeds from sale of loans held-for-sale	97,638	168,046
Net originations on loans held-for-sale	(512,521)	(1,169,094)
Net (increase) decrease in:
Trading securities	883,035	1,193,265
Accrued income receivable	11,437	2,847
Other assets	124,669	(610)
Net increase (decrease) in:
Interest payable	(11,747)	(9,480)
Pension and other postretirement benefit obligation	(4,478)	6,459
Other liabilities	33,821	(22,590)

Total adjustments	1,179,586	198,792

Net cash provided by operating activities	817,254	635,088

Cash flows from investing activities:
Net (increase) decrease in money market investments	(194,668)	123,792
Purchases of investment securities:
Available-for-sale	(1,825,654)	(1,661,080)
Held-to-maturity	(1,000)	(250)
Other	(97,301)	(145,691)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:	—	—
Available-for-sale	1,327,672	1,576,112
Held-to-maturity	29,834	4,278
Other	90,530	132,270
Available-for-sale	91,298	—
Other	27,356	—
Net repayments on loans	628,571	1,014,907
Proceeds from sale of loans	233,527	310,767
Acquisition of loan portfolios	(356,710)	(1,727,454)
Net payments from FDIC under loss sharing agreements	179,250	52,758
Return of capital from equity method investments	—	438
Proceeds from sale of stock in equity method investee	—	363,492
Net cash disbursed from disposal of discontinued business	(233,967)	—
Mortgage servicing rights purchased	—	(45)
Acquisition of premises and equipment	(39,604)	(27,214)
Premises and equipment	12,144	9,438
Foreclosed assets	110,677	200,546

Net cash (used in) provided by investing activities	(18,045)	227,064

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(212,264)	(642,427)
Federal funds purchased and assets sold under agreements to repurchase	(8,580)	(223,544)
Other short-term borrowings	(400,000)	190,000
Payments of notes payable	(1,047,546)	(331,835)
Proceeds from issuance of notes payable	781,905	73,154
Proceeds from issuance of common stock	4,323	4,952
Dividends paid	(2,792)	(2,792)
Repurchase of TARP-related warrants	(3,000)	—
Net payments for repurchase of common stock	(3,052)	(433)

Net cash used in financing activities	(891,006)	(932,925)

Net decrease in cash and due from banks	(91,797)	(70,773)
Cash and due from banks at beginning of period	423,211	439,363

Cash and due from banks at end of period, including discontinued operations	331,414	368,590
Less: cash from discontinued operations	9,500	—

Cash and due from banks at end of period	$321,914	$368,590

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows for the periods ended September 30, 2014 and 2013 include the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States and the Caribbean. In Puerto Rico, the Corporation provides retail, including mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. The Corporation’s mortgage origination business is conducted under the brand name Popular Mortgage, a division of BPPR. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, New Jersey and South Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Refer to Note 3, for discussion of the sales of the Illinois and Central Florida regional operations during the third quarter of 2014. The BPNA branches operate under the name of Popular Community Bank. Note 36 to the consolidated financial statements presents information about the Corporation’s business segments. Refer to Note 37 for a discussion of the sale by BPNA of its regional operations in California, which closed on November 8, 2014.

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

During the third quarter of 2014, the Corporation recorded an out-of-period adjustment to correct an error in the amortization expense of the FDIC indemnification asset recorded during the years 2012, 2013 and the six months period ended June 30, 2014. The FDIC indemnity asset amortization for the third quarter of 2014 included a benefit of approximately $15.0 million to reverse the impact of accelerated amortization expense recorded during prior periods. This amount will be recognized as expense over the remaining portion of the Loss Sharing Agreement that expires in the quarter ending June 30, 2015. After evaluating the quantitative and qualitative aspects of the error and the out-of-period adjustment to the Corporation’s financial results, management has determined that the misstatement and the out-of-period adjustment are not material to the 2012, 2013 and 2014 financial statements, respectively.

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”)

The FASB issued ASU 2014-14 in August 2014, which intends to resolve the diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to receivables. This ASU address the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs.

The amendments of the ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1-	The loan has a government guarantee that is not separable from the loan before foreclosure.

2-	At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

3-	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.

The amendments in the ASU are effective for annual periods, and interim periods within those annual periods, beginning in the first quarter of 2015. The amendments of this ASU can be applied using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this Update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this Update by means of a cumulative-effect adjustment as of the beginning of the annual period of adoption. Prior periods should not be adjusted. However, a reporting entity must apply the same method of transition as elected under ASU 2014-04.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financial Entity (“ASU 2014-13”)

The FASB issued ASU 2014-13 in August 2014, which intends to clarify that when a reporting entity that consolidates a collateralized financing entity may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this Update or Topic 820 on fair value measurement. When the measurement alternative is not elected, the amendments of this Update clarify that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820 and any differences in the fair value of the financial assets and the fair value of the financial liabilities of that entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income.

When a reporting entity elects the measurement alternative included in this Update for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.

The amendments in the ASU are effective in the first quarter of 2016. Early adoption is permitted as of the beginning of an annual period. The amendments of this ASU can be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity also may apply the amendments retrospectively to all relevant prior periods beginning with the annual period in which the amendments of ASU 2009-17 were initially adopted.

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

Note 3 – Discontinued operations

On April 22, 2014, BPNA, the Corporation’s U.S. mainland banking subsidiary, entered into definitive agreements to sell its California, Illinois and Central Florida regional operations to three different buyers.

On August 8, 2014, BPNA completed the sale of its Illinois regional operations. As part of the transaction, BPNA sold its 12 branches in the Chicago metropolitan area, including $562 million in loans, and $726 million in deposits, each as of July 31, 2014. The transaction resulted in a net gain of $24.6 million.

On September 15, 2014, BPNA completed the sale of its Central Florida regional operations. As part of the transaction, BPNA sold its 9 branches in the Central Florida area, including $104 million in loans and $217 million in deposits, each as of August 31, 2014. The transaction resulted in a net gain of $1.2 million.

On November 8, 2014, the Corporation completed the sale of the California regional operations. The Corporation sold 20 branches and transferred $1.1 billion in loans and $1.1 billion in deposits to Banc of California National Association, a wholly owned subsidiary of Banc of California, Inc. The transaction is expected to result in a net premium estimated at approximately $4 million, before customary transaction costs. The Corporation agreed to provide, subject to certain limitations, customary indemnification to the purchaser, including with respect to certain pre-closing liabilities and violations of representations and warranties. The Corporation also agreed to indemnify the purchaser for up to 1.5% of credit losses on transferred loans for a period of two years after the closing. Pursuant to this indemnification provision, the Corporation’s maximum exposure is approximately $16 million.

The regional operations sold constituted a business, as defined in ASC 805-10-55. Accordingly, the decision to sell these businesses resulted in the discontinuance of each of these respective operations and classification as held-for-sale. For financial reporting purposes, the results of the discontinued operations are presented as “Assets / Liabilities from discontinued operations” in the consolidated statement of condition and “(Loss) income from discontinued operations, net of tax” in the consolidated statement of operations. As required by ASC 205-20, current and prior periods presented in the consolidated statement of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The consolidated statement of financial condition and related note disclosure for prior periods do not reflect the reclassification of these assets and liabilities to discontinued operations.

During the quarter ended June 30, 2014, the Corporation recorded non-cash goodwill impairment charge of $186.5 million, related to the goodwill allocated, on a relative fair value basis, to these operations. However, this non-cash charge had no impact on the Corporation’s tangible capital or regulatory capital ratios. Refer to Note 16, for additional information on the goodwill impairment charge.

In connection with these transactions, the Corporation is centralizing certain back office operations in Puerto Rico and New York. The Corporation incurred $8.3 million in restructuring charges during the third quarter of 2014. Over the course of the fourth quarter of 2014 and early 2015, an additional $41 million in restructuring charges are expected to be incurred, comprised of $22 million in severance and retention payments and $19 million in operational set-up costs and lease cancelations. Refer to Note 4, for restructuring charges incurred during the second and third quarter of 2014.

Assets and liabilities of discontinued operations are detailed below:

(In thousands)	September 30, 2014
Cash	$9,500
Loans held-for-sale	1,099,673
Premises and equipment, net	8,596
Other assets	11,284

Total assets	$1,129,053

Deposits	$1,089,046
Other liabilities	17,716

Total liabilities	$1,106,762

Net assets	$22,291

The following table provides the components of net income (loss) from the discontinued operations for the quarters and nine months ended September 30, 2014 and 2013.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$16,022	$23,195	$56,911	$66,172
Provision (reversal) for loan losses	—	6,515	(6,764)	(1,345)
Net gain on sale of regions	25,775	—	25,775	—
Other non-interest income	6,567	5,250	26,488	13,642

Total non-interest income	32,342	5,250	52,263	13,642

Operating expenses:
Personnel costs	11,941	8,487	32,910	25,215
Net occupancy expenses	(1,305)	3,325	5,871	9,355
Professional fees	4,916	2,802	13,612	8,511
Goodwill impairment charge	—	—	186,511	—
Other operating expenses	3,054	3,694	9,100	9,422

Total operating expenses	18,606	18,308	248,004	52,503

Net income (loss) from discontinued operations	$29,758	$3,622	$(132,066)	$28,656

Note 4 – Restructuring plan

As discussed in Note 3, in connection with the sale of the operations of the California, Illinois and Central Florida regions, the Corporation is centralizing certain back office operations, previously conducted in these regions, to Puerto Rico and New York. The Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) to eliminate and re-locate employment positions, terminate contracts and incur other costs associated with moving the operations to Puerto Rico and New York. The Corporation estimates that it will incur restructuring charges of approximately $54 million, comprised of $32 million in severance and retention payments and $22 million in operational set-up costs and lease cancelations, of which approximately $13 million were incurred during the second and third quarters of 2014. The remaining costs will be recognized during the fourth quarter of 2014 and early 2015.

Full-time equivalent employees at the California, Illinois and Central Florida regions were 218 as of September 30, 2014, compared with 365 as of December 31, 2013. Some of the employees at these regions will be transferred to the acquiring entities. The remaining employees at these regions are expected to be transferred to other of the Corporation’s U.S. mainland or Puerto Rico operations or depart by mid-2015.

The following table details the expenses recorded by the Corporation that were associated with the PCB Restructuring Plan:

	Quarter ended	Nine months ended
(In thousands)	30-Sep-14	30-Sep-14
Personnel costs	$6,194	$9,824
Net occupancy expenses	152	423
Equipment expenses	141	331
Professional fees	1,431	1,879
Other operating expenses	372	407

Total restructuring costs	$8,290	$12,864

The following table presents the activity in the reserve for the restructuring costs associated with the PCB Restructuring Plan:

(In thousands)
Balance at July 1, 2014	$3,481
Charges expensed during the period	5,964
Payments made during the period	(20)

Balance as of September 30, 2014	$9,425

Note 5 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 970 million at September 30, 2014 (December 31, 2013 - $992 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2014, the Corporation held $43 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2013 - $44 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

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

(In thousands)	September 30, 2014	December 31, 2013
Investment securities available-for-sale, at fair value	$1,985,427	$1,638,558
Investment securities held-to-maturity, at amortized cost	10,000	35,000
Loans held-for-sale measured at lower of cost or fair value	884	363
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	514,578	407,257
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,516,488	9,108,984

Total pledged assets	$11,027,377	$11,190,162

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

At September 30, 2014, the Corporation had $ 1.1 billion in investment securities available-for-sale and $ 0.6 billion in loans that served as collateral to secure public funds (December 31, 2013 - $ 1.0 billion and $ 0.5 billion, respectively).

At September 30, 2014, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $3.3 billion (December 31, 2013 - $3.0 billion). Refer to Note 18 to the consolidated financial statements for borrowings outstanding under these credit facilities. At September 30, 2014, the credit facilities authorized with the FHLB were collateralized by $ 4.0 billion in loans held-in-portfolio (December 31, 2013 - $ 4.5 billion). Also, at September 30, 2014, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $2.1 billion, which remained unused as of such date ( December 31, 2013 - $3.4 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2014, the credit facilities with the Fed discount window were collateralized by $ 4.4 billion in loans held-in-portfolio (December 31, 2013 - $ 4.5 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at September 30, 2014, trade receivables from brokers and counterparties amounting to $19 million were pledged to secure repurchase agreements (December 31, 2013 - $69 million).

Note 7 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at September 30, 2014 and December 31, 2013.

	At September 30, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$591,928	$1,567	$685	$592,810	1.15%

Total U.S. Treasury securities	591,928	1,567	685	592,810	1.15

Obligations of U.S. Government sponsored entities
Within 1 year	32,119	417	—	32,536	1.61
After 1 to 5 years	1,785,955	1,125	12,997	1,774,083	1.22
After 5 to 10 years	150,621	80	6,124	144,577	1.53
After 10 years	23,000	—	791	22,209	3.16

Total obligations of U.S. Government sponsored entities	1,991,695	1,622	19,912	1,973,405	1.27

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	1,755	6	—	1,761	5.41
After 1 to 5 years	3,790	41	16	3,815	4.96
After 5 to 10 years	22,452	1	1,728	20,725	5.83
After 10 years	48,830	55	9,068	39,817	6.23

Total obligations of Puerto Rico, States and political subdivisions	76,827	103	10,812	66,118	6.03

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	4,235	114	—	4,349	2.62
After 5 to 10 years	26,540	1,020	7	27,553	2.90
After 10 years	2,148,305	14,198	59,331	2,103,172	2.06

Total collateralized mortgage obligations - federal agencies	2,179,080	15,332	59,338	2,135,074	2.07

Collateralized mortgage obligations - private label
After 10 years	6	—	—	6	0.05

Total collateralized mortgage obligations - private label	6	—	—	6	0.05

Mortgage-backed securities
After 1 to 5 years	30,049	1,674	—	31,723	4.69
After 5 to 10 years	180,944	8,262	377	188,829	3.41
After 10 years	680,211	45,664	1,858	724,017	4.06

Total mortgage-backed securities	891,204	55,600	2,235	944,569	3.95

Equity securities (without contractual maturity)	3,178	1,220	157	4,241	6.01

Other
After 1 to 5 years	9,368	—	51	9,317	1.69
After 5 to 10 years	2,151	75	—	2,226	3.63

Total other	11,519	75	51	11,543	2.05

Total investment securities available-for-sale	$5,745,437	$75,519	$93,190	$5,727,766	2.04%

	At December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$26,474	$2,008	$—	$28,482	3.85%

Total U.S. Treasury securities	26,474	2,008	—	28,482	3.85

Obligations of U.S. Government sponsored entities
Within 1 year	25,021	39	—	25,060	1.85
After 1 to 5 years	1,087,453	1,678	12,715	1,076,416	1.26
After 5 to 10 years	528,611	100	21,742	506,969	1.52
After 10 years	23,000	—	2,240	20,760	3.12

Total obligations of U.S. Government sponsored entities	1,664,085	1,817	36,697	1,629,205	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,228	45	85	6,188	4.64
After 5 to 10 years	23,147	—	1,978	21,169	6.33
After 10 years	48,803	29	9,812	39,020	5.84

Total obligations of Puerto Rico, States and political subdivisions	78,178	74	11,875	66,377	5.89

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	5,131	101	—	5,232	1.79
After 5 to 10 years	31,613	921	—	32,534	2.98
After 10 years	2,438,021	18,532	76,023	2,380,530	2.05

Total collateralized mortgage obligations - federal agencies	2,474,765	19,554	76,023	2,418,296	2.06

Collateralized mortgage obligations - private label
After 10 years	509	4	—	513	3.78

Total collateralized mortgage obligations - private label	509	4	—	513	3.78

Mortgage-backed securities
Within 1 year	419	24	—	443	3.14
After 1 to 5 years	15,921	833	—	16,754	4.50
After 5 to 10 years	62,373	3,058	1,214	64,217	4.12
After 10 years	1,007,733	50,807	4,313	1,054,227	3.93

Total mortgage-backed securities	1,086,446	54,722	5,527	1,135,641	3.95

Equity securities (without contractual maturity)	3,178	1,109	171	4,116	4.06

Other
After 1 to 5 years	9,638	—	141	9,497	1.68
After 10 years	2,604	69	—	2,673	3.61

Total other	12,242	69	141	12,170	2.09

Total investment securities available-for-sale	$5,345,877	$79,357	$130,434	$5,294,800	2.30%

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

During the quarter ended September 30, 2014, the Corporation sold approximately $94.2 million in mortgage backed securities and collateralized mortgage obligations investment securities available-for-sale at the BPNA segment. The proceeds from this sale were $ 91.3 million. The Corporation realized a loss of $1.8 million on this transaction. There were no sales of investment securities available-for-sale during the nine months ended September 30, 2013.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	At September 30, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$315,946	$685	$—	$—	$315,946	$685
Obligations of U.S. Government sponsored entities	1,103,884	10,762	466,218	9,150	1,570,102	19,912
Obligations of Puerto Rico, States and political subdivisions	25,773	2,254	35,107	8,558	60,880	10,812
Collateralized mortgage obligations - federal agencies	767,902	24,824	748,428	34,514	1,516,330	59,338
Mortgage-backed securities	10,230	42	49,805	2,193	60,035	2,235
Equity securities	—	—	1,671	157	1,671	157
Other	—	—	9,317	51	9,317	51

Total investment securities available-for-sale in an unrealized loss position	$2,223,735	$38,567	$1,310,546	$54,623	$3,534,281	$93,190

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$1,326,866	$32,457	$69,257	$4,240	$1,396,123	$36,697
Obligations of Puerto Rico, States and political subdivisions	54,256	11,685	8,330	190	62,586	11,875
Collateralized mortgage obligations - federal agencies	1,567,654	70,378	96,676	5,645	1,664,330	76,023
Mortgage-backed securities	105,455	4,762	7,225	765	112,680	5,527
Equity securities	1,657	171	—	—	1,657	171
Other	—	—	9,497	141	9,497	141

Total investment securities available-for-sale in an unrealized loss position	$3,055,888	$119,453	$190,985	$10,981	$3,246,873	$130,434

As of September 30, 2014, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $93 million, driven by U.S. Agency Collateralized Mortgage Obligations, obligations from the U.S. Government sponsored entities, and obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all US Agencies’ securities, management considers the U.S. Agency guarantee.

In February 2014, the three principal nationally recognized rating agencies (Moody’s Investor Services, Standard and Poor’s and Fitch Ratings) downgraded the general-obligation bonds of the Commonwealth and other obligations of Puerto Rico instrumentalities to non-investment grade categories, citing concerns about financial flexibility and a reduced capacity to borrow in the financial markets. In July 2014, the Puerto Rico general obligations were further downgraded by the rating agencies, after the Commonwealth enacted a law that allowed certain Puerto Rico public corporations to restructure their debt. The portfolio of obligations of the Puerto Rico Government is comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

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

At September 30, 2014, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At September 30, 2014, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis.

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

	September 30, 2014		December 31, 2013
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,883,634	$1,853,487	$2,318,171	$2,266,610
FHLB	887,135	880,513	336,933	326,220
Freddie Mac	1,292,586	1,282,920	1,434,346	1,418,216

Note 8 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at September 30, 2014 and December 31, 2013.

	At September 30, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$12,740	$—	$5	$12,735	2.11%
After 1 to 5 years	12,830	—	412	12,418	5.95
After 5 to 10 years	21,325	—	5,240	16,085	6.09
After 10 years	64,397	1,376	5,498	60,275	2.22

Total obligations of Puerto Rico, States and political subdivisions	111,292	1,376	11,155	101,513	3.38

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	101	6	—	107	5.45

Total collateralized mortgage obligations - federal agencies	101	6	—	107	5.45

Other
Within 1 year	250	—	—	250	1.20
After 1 to 5 years	1,250	—	—	1,250	1.12

Total other	1,500	—	—	1,500	1.13

Total investment securities held-to-maturity	$112,893	$1,382	$11,155	$103,120	3.35%

	At December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$12,570	$—	$12	$12,558	2.06%
After 1 to 5 years	12,060	—	984	11,076	5.91
After 5 to 10 years	20,015	—	5,251	14,764	6.06
After 10 years	69,236	257	13,179	56,314	2.43

Total obligations of Puerto Rico, States and political subdivisions	113,881	257	19,426	94,712	3.40

Collateralized mortgage obligations - federal agencies
After 10 years	115	7	—	122	5.45

Total collateralized mortgage obligations - federal agencies	115	7	—	122	5.45

Other
Within 1 year	26,000	—	645	25,355	3.41
After 1 to 5 years	500	—	1	499	1.33

Total other	26,500	—	646	25,854	3.37

Total investment securities held-to-maturity	$140,496	$264	$20,072	$120,688	3.40%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	At September 30, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$71,397	$11,155	$71,397	$11,155

Total investment securities held-to-maturity in an unrealized loss position	$—	$—	$71,397	$11,155	$71,397	$11,155

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$60,028	$12,180	$13,044	$7,246	$73,072	$19,426
Other	24,604	646	—	—	24,604	646

Total investment securities held-to-maturity in an unrealized loss position	$84,632	$12,826	$13,044	$7,246	$97,676	$20,072

As indicated in Note 7 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2014 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $61 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $41 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default. In February 2014, the three principal nationally recognized rating agencies (Moody’s Investor Services, Standard and Poor’s and Fitch Ratings) downgraded the general-obligation bonds of the Commonwealth and other obligations of Puerto Rico instrumentalities to non-investment grade categories, citing concerns about financial flexibility and a reduced capacity to borrow in the financial markets. In July 2014, the Puerto Rico general obligations were further downgraded by the rating agencies, after the Commonwealth enacted a law that allowed certain Puerto Rico public corporations to restructure their debt. The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

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

The risks on loans acquired in the FDIC-assisted transaction are significantly different from the risks on loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. The FDIC loss sharing agreements expires at the end of the quarter ending June 30, 2015 for commercial (including construction) and consumer loans, and at the end of the quarter ending June 30, 2020 for single-family residential mortgage loans, as explained in Note 11.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in 2013 Annual Report.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Commercial multi-family	$477,986	$1,175,937
Commercial real estate non-owner occupied	2,447,457	2,970,505
Commercial real estate owner occupied	1,726,134	2,166,545
Commercial and industrial	3,407,137	3,724,197
Construction	211,850	206,084
Mortgage	6,555,337	6,681,476
Leasing	550,514	543,761
Legacy[2]	91,015	211,135
Consumer:
Credit cards	1,155,949	1,185,272
Home equity lines of credit	371,807	478,211
Personal	1,398,557	1,349,119
Auto	755,971	699,980
Other	209,502	219,644

Total loans held-in-portfolio[1]	$19,359,216	$21,611,866

[1]	Non-covered loans held-in-portfolio at September 30, 2014 are net of $91 million in unearned income and exclude $178 million in loans held-for-sale (December 31, 2013 - $92 million in unearned income and $110 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents the composition of covered loans at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Commercial real estate	$1,591,718	$1,710,229
Commercial and industrial	104,933	102,575
Construction	74,468	190,127
Mortgage	846,472	934,373
Consumer	36,672	47,123

Total loans held-in-portfolio	$2,654,263	$2,984,427

The following table provides a breakdown of loans held-for-sale (“LHFS”) at September 30, 2014 and December 31, 2013 by main categories.

(In thousands)	September 30, 2014 [1]	December 31, 2013
Commercial	$38,072	$603
Legacy	27,409	—
Mortgage	106,832	109,823
Consumer	5,695	—

Total loans held-for-sale	$178,008	$110,426

[1]	Loans held-for-sale from discontinued operations are presented as part of “Assets from Discontinued Operations” in the Consolidated Statement of Condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

During the quarter and nine months ended September 30, 2014, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $139 million and $470 million, respectively (September 30, 2013 - $199 million and $1.7 billion, respectively). Also, the Corporation recorded purchases of $92 million in consumer loans during the nine months ended September 30, 2014 (September 30, 2013 - $42 million). In addition, during the nine months ended September 30, 2014, the Corporation recorded purchases of commercial loans amounting $21 million (during the quarter and nine months ended September 30, 2013 - $5 million and $8 million, respectively).

The Corporation sold approximately $56 million and $126 million of residential mortgage loans (on a whole loan basis) during the quarter and nine months ended September 30, 2014, respectively (September 30, 2013 - $60 million and $614 million, respectively). During the third quarter of 2014, BPNA sold approximately $115.7 million and reclassified to held-for-sale approximately $105.0 million in classified and legacy residential mortgage and commercial loans. These sales included $435 million from the bulk sale of non-performing mortgage loans, completed during the quarter ended June 30, 2013. Also, the Corporation securitized approximately $172 million and $522 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2014, respectively (September 30, 2013 - $200 million and $767 million, respectively). Furthermore, the Corporation securitized approximately $51 million and $174 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2014, respectively (September 30, 2013 - $102 million and $354 million, respectively). The Corporation did not securitize mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and nine months ended September 30, 2014 (September 30, 2013 - $1 million and $28 million, respectively). The Corporation sold commercial and construction loans with a book value of approximately $96 million and $157 million during the quarter and nine months ended September 30, 2014, respectively (September 30, 2013 - $6 million and $413 million, respectively). These sales for 2013 included $401 million from the bulk sale of non-performing commercial and construction loans during the quarter ended March 31, 2013.

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at September 30, 2014 and December 31, 2013. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying

GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At September 30, 2014
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$2,529	$—	$2,101	$—	$4,630	$—
Commercial real estate non-owner occupied	49,421	—	1,167	—	50,588	—
Commercial real estate owner occupied	125,656	—	2,155	—	127,811	—
Commercial and industrial	66,819	370	2,483	—	69,302	370
Construction	19,148	—	—	—	19,148	—
Mortgage[2][3]	283,433	406,673	11,692	—	295,125	406,673
Leasing	3,168	—	—	—	3,168	—
Legacy	—	—	5,648	—	5,648	—
Consumer:
Credit cards	—	18,772	490	—	490	18,772
Home equity lines of credit	—	—	3,069	—	3,069	—
Personal	26,207	—	911	—	27,118	—
Auto	12,179	—	—	—	12,179	—
Other	3,669	614	—	—	3,669	614

Total[1]	$592,229	$426,429	$29,716	$—	$621,945	$426,429

[1]	For purposes of this table non-performing loans exclude $ 20 million in non-performing loans held-for-sale.
[2]	Non-covered loans of $57 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $125 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2014. Furthermore, the Corporation has approximately $64 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2013
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$4,944	$—	$20,894	$—	$25,838	$—
Commercial real estate non-owner occupied	41,959	—	42,413	—	84,372	—
Commercial real estate owner occupied	83,441	—	23,507	—	106,948	—
Commercial and industrial	55,753	556	6,142	—	61,895	556
Construction	18,108	—	5,663	—	23,771	—
Mortgage[2][3]	206,389	395,645	26,292	—	232,681	395,645
Leasing	3,495	—	—	—	3,495	—
Legacy	—	—	15,050	—	15,050	—
Consumer:
Credit cards	—	20,313	486	—	486	20,313
Home equity lines of credit	—	147	8,632	—	8,632	147
Personal	17,054	54	1,591	—	18,645	54
Auto	10,562	—	2	—	10,564	—
Other	5,550	585	21	—	5,571	585

Total[1]	$447,255	$417,300	$150,693	$—	$597,948	$417,300

[1]	For purposes of this table non-performing loans exclude $ 1 million in non-performing loans held-for-sale.
[2]	Non-covered loans by $43 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $115 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2013. Furthermore, the Corporation has approximately $50 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following tables present loans by past due status at September 30, 2014 and December 31, 2013 for non-covered loans held-in-portfolio (net of unearned income).

September 30, 2014
Puerto Rico
	Past due				Current	Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$100	$82	$2,529	$2,711	$57,207	$59,918
Commercial real estate non-owner occupied	3,977	1,710	49,421	55,108	1,898,793	1,953,901
Commercial real estate owner occupied	8,204	1,583	125,656	135,443	1,391,453	1,526,896
Commercial and industrial	6,871	2,452	67,189	76,512	2,652,495	2,729,007
Construction	251	—	19,148	19,399	129,384	148,783
Mortgage	317,835	168,750	746,882	1,233,467	4,219,655	5,453,122
Leasing	7,134	781	3,168	11,083	539,431	550,514
Consumer:
Credit cards	13,375	8,914	18,772	41,061	1,099,769	1,140,830
Home equity lines of credit	199	—	—	199	13,948	14,147
Personal	14,304	7,192	26,207	47,703	1,233,859	1,281,562
Auto	37,092	8,393	12,179	57,664	698,030	755,694
Other	1,222	241	4,283	5,746	203,363	209,109

Total	$410,564	$200,098	$1,075,434	$1,686,096	$14,137,387	$15,823,483

September 30, 2014
U.S. mainland
	Past due				Current	Loans HIP U.S. mainland
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$4,728	$—	$2,101	$6,829	$411,239	$418,068
Commercial real estate non-owner occupied	—	—	1,167	1,167	492,389	493,556
Commercial real estate owner occupied	—	473	2,155	2,628	196,610	199,238
Commercial and industrial	2,863	280	2,483	5,626	672,504	678,130
Construction	—	—	—	—	63,067	63,067
Mortgage	1,317	6,808	11,692	19,817	1,082,398	1,102,215
Legacy	373	893	5,648	6,914	84,101	91,015
Consumer:
Credit cards	270	173	490	933	14,186	15,119
Home equity lines of credit	3,315	1,292	3,069	7,676	349,984	357,660
Personal	656	1,269	911	2,836	114,159	116,995
Auto	3	—	—	3	274	277
Other	—	—	—	—	393	393

Total	$13,525	$11,188	$29,716	$54,429	$3,481,304	$3,535,733

September 30, 2014
Popular, Inc.
	Past due				Current	Non-covered loans HIP Popular, Inc.
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$4,828	$82	$4,630	$9,540	$468,446	$477,986
Commercial real estate non-owner occupied	3,977	1,710	50,588	56,275	2,391,182	2,447,457
Commercial real estate owner occupied	8,204	2,056	127,811	138,071	1,588,063	1,726,134
Commercial and industrial	9,734	2,732	69,672	82,138	3,324,999	3,407,137
Construction	251	—	19,148	19,399	192,451	211,850
Mortgage	319,152	175,558	758,574	1,253,284	5,302,053	6,555,337
Leasing	7,134	781	3,168	11,083	539,431	550,514
Legacy	373	893	5,648	6,914	84,101	91,015
Consumer:
Credit cards	13,645	9,087	19,262	41,994	1,113,955	1,155,949
Home equity lines of credit	3,514	1,292	3,069	7,875	363,932	371,807
Personal	14,960	8,461	27,118	50,539	1,348,018	1,398,557
Auto	37,095	8,393	12,179	57,667	698,304	755,971
Other	1,222	241	4,283	5,746	203,756	209,502

Total	$424,089	$211,286	$1,105,150	$1,740,525	$17,618,691	$19,359,216

December 31, 2013
Puerto Rico
	Past due				Current	Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$446	$—	$4,944	$5,390	$77,013	$82,403
Commercial real estate non-owner occupied	13,889	349	41,959	56,197	1,808,021	1,864,218
Commercial real estate owner occupied	13,725	8,318	83,441	105,484	1,501,019	1,606,503
Commercial and industrial	9,960	4,463	56,309	70,732	2,841,734	2,912,466
Construction	2,329	—	18,108	20,437	140,734	161,171
Mortgage	316,663	154,882	645,444	1,116,989	4,283,690	5,400,679
Leasing	7,457	1,607	3,495	12,559	531,202	543,761
Consumer:
Credit cards	13,797	9,991	20,313	44,101	1,125,520	1,169,621
Home equity lines of credit	133	53	147	333	14,845	15,178
Personal	12,897	6,794	17,108	36,799	1,177,085	1,213,884
Auto	31,340	9,361	10,562	51,263	648,228	699,491
Other	1,834	859	6,135	8,828	209,636	218,464

Total	$424,470	$196,677	$907,965	$1,529,112	$14,358,727	$15,887,839

December 31, 2013
U.S. mainland
	Past due				Current	Loans HIP U.S. mainland
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$3,621	$1,675	$20,894	$26,190	$1,067,344	$1,093,534
Commercial real estate non-owner occupied	4,255	—	42,413	46,668	1,059,619	1,106,287
Commercial real estate owner occupied	657	8,452	23,507	32,616	527,426	560,042
Commercial and industrial	2,331	2,019	6,142	10,492	801,239	811,731
Construction	—	—	5,663	5,663	39,250	44,913
Mortgage	30,713	9,630	26,292	66,635	1,214,162	1,280,797
Legacy	9,079	2,098	15,050	26,227	184,908	211,135
Consumer:
Credit cards	285	200	486	971	14,680	15,651
Home equity lines of credit	2,794	2,198	8,632	13,624	449,409	463,033
Personal	3,196	826	1,591	5,613	129,622	135,235
Auto	11	—	2	13	476	489
Other	43	50	21	114	1,066	1,180

Total	$56,985	$27,148	$150,693	$234,826	$5,489,201	$5,724,027

December 31, 2013
Popular, Inc.
	Past due				Current	Non-covered loans HIP Popular, Inc.
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$4,067	$1,675	$25,838	$31,580	$1,144,357	$1,175,937
Commercial real estate non-owner occupied	18,144	349	84,372	102,865	2,867,640	2,970,505
Commercial real estate owner occupied	14,382	16,770	106,948	138,100	2,028,445	2,166,545
Commercial and industrial	12,291	6,482	62,451	81,224	3,642,973	3,724,197
Construction	2,329	—	23,771	26,100	179,984	206,084
Mortgage	347,376	164,512	671,736	1,183,624	5,497,852	6,681,476
Leasing	7,457	1,607	3,495	12,559	531,202	543,761
Legacy	9,079	2,098	15,050	26,227	184,908	211,135
Consumer:
Credit cards	14,082	10,191	20,799	45,072	1,140,200	1,185,272
Home equity lines of credit	2,927	2,251	8,779	13,957	464,254	478,211
Personal	16,093	7,620	18,699	42,412	1,306,707	1,349,119
Auto	31,351	9,361	10,564	51,276	648,704	699,980
Other	1,877	909	6,156	8,942	210,702	219,644

Total	$481,455	$223,825	$1,058,658	$1,763,938	$19,847,928	$21,611,866

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at September 30, 2014 and December 31, 2013 by main categories.

(In thousands)	September 30, 2014	December 31, 2013
Commercial	$427	$603
Legacy	10	—
Mortgage	14,669	489
Consumer	4,623	—

Total	$19,729	$1,092

The outstanding principal balance of non-covered loans accounted pursuant to ASC Subtopic 310-30, net of amounts charged off by the Corporation, amounted to $236 million at September 30, 2014 (December 31, 2013 - $197 million). At September 30, 2014, none of the acquired non-covered loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the non-covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

Activity in the accretable discount - Non-covered loans ASC 310-30
(In thousands)	For the quarter ended September 30, 2014	For the quarter ended September 30, 2013
Beginning balance	$76,827	$49,213
Additions	3,761	6,732
Accretion	(2,594)	(2,417)
Change in expected cash flows	23,191	(6,247)

Ending balance	$101,185	$47,281

Activity in the accretable discount - Non-covered loans ASC 310-30
(In thousands)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Beginning balance	$49,398	$—
Additions	14,904	54,074
Accretion	(7,520)	(5,029)
Change in expected cash flows	44,403	(1,764)

Ending balance	$101,185	$47,281

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended September 30, 2014	For the quarter ended September 30, 2013
Beginning balance	$199,041	138,632
Additions	12,985	18,789
Accretion	2,595	2,417
Collections and charge-offs	(7,151)	(4,213)

Ending balance	$207,470	$155,625
Allowance for loan losses ASC 310-30 non-covered loans	(16,256)	(3,511)

Ending balance, net of ALLL	$191,214	$152,114

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
(In thousands)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Beginning balance	$173,659	$—
Additions	46,165	175,100
Accretion	7,520	5,029
Collections and charge-offs	(19,874)	(24,504)

Ending balance	$207,470	$155,625
Allowance for loan losses ASC 310-30 non-covered loans	(16,256)	(3,511)

Ending balance, net of ALLL	$191,214	$152,114

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$6,658	$—	$8,345	$—
Commercial and industrial	565	—	7,335	456
Construction	2,784	—	11,872	—
Mortgage	4,671	30	1,739	69
Consumer	473	—	90	112

Total[1]	$15,151	$30	$29,381	$637

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at September 30, 2014 and December 31, 2013 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

September 30, 2014
	Past due				Current	Covered loans HIP
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial real estate	$25,957	$17,189	$308,179	$351,325	$1,240,393	$1,591,718
Commercial and industrial	596	441	7,528	8,565	96,368	104,933
Construction	2,461	—	62,731	65,192	9,276	74,468
Mortgage	45,980	26,465	146,335	218,780	627,692	846,472
Consumer	2,144	783	2,859	5,786	30,886	36,672

Total covered loans	$77,138	$44,878	$527,632	$649,648	$2,004,615	$2,654,263

December 31, 2013
	Past due				Current	Covered loans HIP
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial real estate	$42,898	$8,745	$374,301	$425,944	$1,284,285	$1,710,229
Commercial and industrial	1,584	349	16,318	18,251	84,324	102,575
Construction	399	—	178,007	178,406	11,721	190,127
Mortgage	50,222	23,384	165,030	238,636	695,737	934,373
Consumer	2,588	1,328	4,200	8,116	39,007	47,123

Total covered loans	$97,691	$33,806	$737,856	$869,353	$2,115,074	$2,984,427

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	September 30, 2014			December 31, 2013
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,425,288	$115,327	$1,540,615	$1,483,331	$149,341	$1,632,672
Commercial and industrial	54,325	2,260	56,585	55,192	3,069	58,261
Construction	35,020	34,384	69,404	71,864	104,356	176,220
Mortgage	784,898	48,319	833,217	862,878	59,483	922,361
Consumer	27,073	1,539	28,612	35,810	2,623	38,433

Carrying amount	2,326,604	201,829	2,528,433	2,509,075	318,872	2,827,947
Allowance for loan losses	(52,812)	(32,828)	(85,640)	(57,594)	(36,321)	(93,915)

Carrying amount, net of allowance	$2,273,792	$169,001	$2,442,793	$2,451,481	$282,551	$2,734,032

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, net of amounts charged off by the Corporation, amounted to $3.2 billion at September 30, 2014 (December 31, 2013 - $3.8 billion). At September 30, 2014, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended September 30, 2014 and 2013, were as follows:

	Activity in the accretable yield
	Covered loans ASC 310-30
	For the quarters ended
	September 30, 2014			September 30, 2013
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,271,202	$9,556	$1,280,758	$1,365,670	$13,942	$1,379,612
Accretion	(62,958)	(3,059)	(66,017)	(69,146)	617	(68,529)
Change in expected cash flows	95,920	1,860	97,780	4,879	(6,344)	(1,465)

Ending balance	$1,304,164	$8,357	$1,312,521	$1,301,403	$8,215	$1,309,618

	Activity in the accretable yield
	Covered loans ASC 310-30
	For the nine months ended
	September 30, 2014			September 30, 2013
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,297,725	$11,480	$1,309,205	$1,446,381	$5,288	$1,451,669
Accretion	(212,826)	(12,172)	(224,998)	(190,607)	(5,448)	(196,055)
Change in expected cash flows	219,265	9,049	228,314	45,629	8,375	54,004

Ending balance	$1,304,164	$8,357	$1,312,521	$1,301,403	$8,215	$1,309,618

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	September 30, 2014			September 30, 2013
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,387,911	$222,753	$2,610,664	$2,653,071	$359,795	$3,012,866
Accretion	62,958	3,059	66,017	69,146	(617)	68,529
Collections and charge-offs	(124,265)	(23,983)	(148,248)	(166,611)	(23,735)	(190,346)

Ending balance	$2,326,604	$201,829	$2,528,433	$2,555,606	$335,443	$2,891,049
Allowance for loan losses
ASC 310-30 covered loans	(52,812)	(32,828)	(85,640)	(49,744)	(59,130)	(108,874)

Ending balance, net of ALLL	$2,273,792	$169,001	$2,442,793	$2,505,862	$276,313	$2,782,175

	Carrying amount of loans accounted for pursuant to ASC 310-30
	For the nine months ended
	September 30, 2014			September 30, 2013
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,509,075	$318,872	$2,827,947	$3,051,964	$439,795	$3,491,759
Accretion	212,826	12,172	224,998	190,607	5,448	196,055
Collections and charge offs	(395,297)	(129,215)	(524,512)	(686,965)	(109,800)	(796,765)

Ending balance	$2,326,604	$201,829	$2,528,433	$2,555,606	$335,443	$2,891,049
Allowance for loan losses
ASC 310-30 covered loans	(52,812)	(32,828)	(85,640)	(49,744)	(59,130)	(108,874)

Ending balance, net of ALLL	$2,273,792	$169,001	$2,442,793	$2,505,862	$276,313	$2,782,175

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.1 billion at September 30, 2014 (December 31, 2013 - $0.2 billion).

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

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 3-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate, when these trends are higher than the respective base loss rates. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process. As part of the annual review of the components of the ALLL models, as discussed in the following paragraphs and implemented as of June 30, 2014, the Corporation eliminated the use of caps in the recent loss trend adjustment for the consumer and mortgage portfolios, among other enhancements. For the period ended December 31, 2013, the recent loss trend adjustment caps for the consumer and mortgage portfolios were triggered in only one portfolio segment within the Puerto Rico consumer portfolio. Management assessed the impact of the applicable cap through a review of qualitative factors that specifically considered the drivers of recent loss trends and changes to the portfolio composition. The related effect of the aforementioned cap was immaterial for the overall level of the Allowance for Loan and Lease Losses for the Puerto Rico Consumer portfolio.

For the period ended September 30, 2014, 33% (September 30, 2013 - 12%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2014, and in the commercial multi-family, mortgage, and leasing portfolios for 2013.

For the period ended September 30, 2014, 12% (September 30, 2013 - 23%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial and legacy loan portfolios for 2014 and in the commercial multi-family, commercial real estate non-owner occupied and commercial and industrial portfolios for 2013.

For the period ended December 31, 2013, 27% (December 31, 2012 - 32%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, leasing, and auto loan portfolios for 2013.

For the period ended December 31, 2013, 29% (December 31, 2012 – 8%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial real estate non-owner occupied, commercial and industrial and legacy loan portfolios for 2013.

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

Management made the following principal enhancements to the methodology during the second quarter of 2014:

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

The following tables present the changes in the allowance for loan losses for the quarters ended September 30, 2014 and 2013.

For the quarter ended September 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$184,235	$5,191	$120,399	$5,959	$150,482	$466,266
Provision (reversal of provision)	22,432	(761)	12,150	2,822	25,225	61,868
Charge-offs	(12,050)	(985)	(13,701)	(1,876)	(30,896)	(59,508)
Recoveries	11,039	2,222	371	466	6,728	20,826

Ending balance	$205,656	$5,667	$119,219	$7,371	$151,539	$489,452

For the quarter ended September 30, 2014
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$46,693	$8,996	$38,941	$—	$4,035	$98,665
Provision (reversal of provision)	6,312	2,263	5,392	(1)	(1,503)	12,463
Charge-offs	(16,290)	(5,075)	(2,163)	—	943	(22,585)
Recoveries	(300)	1,009	354	1	81	1,145

Ending balance	$36,415	$7,193	$42,524	$—	$3,556	$89,688

For the quarter ended September 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$18,274	$151	$17,529	$9,343	$14,683	$59,980
Provision (reversal of provision)	6,992	631	(6,901)	3,340	2,236	6,298
Charge-offs	(3,715)	—	(853)	(2,570)	(3,630)	(10,768)
Recoveries	4,608	59	827	2,349	1,138	8,981
Net (write-down) recovery related to loans transferred to LHFS	(15,384)	—	(8,300)	(8,461)	(111)	(32,256)

Ending balance	$10,775	$841	$2,302	$4,001	$14,316	$32,235

For the quarter ended September 30, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Net write-downs related to loans transferred to discontinued operations	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—

For the quarter ended September 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$249,202	$14,338	$176,869	$9,343	$5,959	$169,200	$624,911
Provision (reversal of provision)	35,736	2,133	10,641	3,340	2,821	25,958	80,629
Charge-offs	(32,055)	(6,060)	(16,717)	(2,570)	(1,876)	(33,583)	(92,861)
Recoveries	15,347	3,290	1,552	2,349	467	7,947	30,952
Net write-down related to loans sold	(15,384)	—	(8,300)	(8,461)	—	(111)	(32,256)
Net write-downs related to loans transferred to discontinued operations	—	—	—	—	—	—	—

Ending balance	$252,846	$13,701	$164,045	$4,001	$7,371	$169,411	$611,375

For the nine months ended September 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$128,150	$5,095	$130,330	$10,622	$152,578	$426,775
Provision (reversal of provision)	102,998	(2,658)	20,661	(41)	69,683	190,643
Charge-offs	(50,384)	(1,443)	(32,510)	(4,597)	(90,033)	(178,967)
Recoveries	24,892	4,673	738	1,387	19,311	51,001

Ending balance	$205,656	$5,667	$119,219	$7,371	$151,539	$489,452

For the nine months ended September 30, 2014
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,198	$19,491	$36,006	$—	$4,397	$102,092
Provision (reversal of provision)	23,893	16,560	12,234	—	(2,906)	49,781
Charge-offs	(30,251)	(34,483)	(6,081)	(2)	1,915	(68,902)
Recoveries	575	5,625	365	2	150	6,717

Ending balance	$36,415	$7,193	$42,524	$—	$3,556	$89,688

For the nine months ended September 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$24,930	$214	$26,599	$11,335	$19,205	$82,283
Allowance transferred from discontinued operations	7,984	—	—	—	—	7,984
Provision (reversal of provision)	(4,750)	392	(14,708)	(4,066)	4,851	(18,281)
Charge-offs	(14,379)	—	(3,305)	(6,901)	(12,703)	(37,288)
Recoveries	12,374	235	2,016	12,094	3,074	29,793
Net write-down related to loans transferred to LHFS	(15,384)	—	(8,300)	(8,461)	(111)	(32,256)

Ending balance	$10,775	$841	$2,302	$4,001	$14,316	$32,235

For the nine months ended September 30, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,902	$33	$—	$2,369	$5,101	$29,405
Allowance transferred to continuing operations	(7,984)	—	—	—	—	(7,984)
Provision (reversal of provision)	(2,831)	(226)	—	(1,812)	(1,895)	(6,764)
Charge-offs	(2,995)	—	—	(557)	(900)	(4,452)
Recoveries	8,283	220	—	1,400	94	9,997
Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	(2,400)	(20,202)

Ending balance	$—	$—	$—	$—	$—	$—

For the nine months ended September 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555
Provision (reversal of provision)	119,310	14,068	18,187	(5,878)	(41)	69,733	215,379
Charge-offs	(98,009)	(35,926)	(41,896)	(7,458)	(4,599)	(101,721)	(289,609)
Recoveries	46,124	10,753	3,119	13,494	1,389	22,629	97,508
Net write-down related to loans transferred to LHFS	(15,384)	—	(8,300)	(8,461)	—	(111)	(32,256)
Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	—	(2,400)	(20,202)

Ending balance	$252,846	$13,701	$164,045	$4,001	$7,371	$169,411	$611,375

For the quarter ended September 30, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$112,152	$9,072	$122,915	$8,923	$140,514	$393,576
Provision (reversal of provision)	7,297	(4,672)	20,373	2,238	25,239	50,475
Charge-offs	(21,431)	(1,456)	(11,504)	(1,098)	(28,796)	(64,285)
Recoveries	5,286	6,362	111	628	7,220	19,607

Ending balance	$103,304	$9,306	$131,895	$10,691	$144,177	$399,373

For the quarter ended September 30, 2013
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$65,557	$7,353	$27,001	$—	$6,546	$106,457
Provision (reversal of provision)	(4,528)	14,158	6,753	—	1,050	17,433
Charge-offs	(3,186)	(7,395)	(1,632)	—	(65)	(12,278)
Recoveries	653	4,502	53	—	8	5,216

Ending balance	$58,496	$18,618	$32,175	$—	$7,539	$116,828

For the quarter ended September 30, 2013
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$27,593	$301	$33,065	$16,502	$24,997	$102,458
Provision (reversal of provision)	1,246	(23)	(1,903)	(734)	(347)	(1,761)
Charge-offs	(4,425)	—	(1,778)	(5,560)	(4,857)	(16,620)
Recoveries	4,908	—	444	3,241	844	9,437

Ending balance	$29,322	$278	$29,828	$13,449	$20,637	$93,514

For the quarter ended September 30, 2013
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$24,736	$37	$—	$3,476	$4,479	$32,728
Provision (reversal of provision)	4,976	(1)	—	(227)	1,768	6,516
Charge-offs	(9,347)	—	—	(656)	(1,134)	(11,137)
Recoveries	4,321	—	—	654	131	5,106

Ending balance	$24,686	$36	$—	$3,247	$5,244	$33,213

For the quarter ended September 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$230,038	$16,763	$182,981	$19,978	$8,923	$176,536	$635,219
Provision (reversal of provision)	8,991	9,462	25,223	(961)	2,238	27,710	72,663
Charge-offs	(38,389)	(8,851)	(14,914)	(6,216)	(1,098)	(34,852)	(104,320)
Recoveries	15,168	10,864	608	3,895	628	8,203	39,366

Ending balance	$215,808	$28,238	$193,898	$16,696	$10,691	$177,597	$642,928

For the nine months ended September 30, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,615	$5,862	$119,027	$2,894	$99,899	$445,297
Provision	117,410	(1,555)	253,125	10,465	105,783	485,228
Charge-offs	(89,146)	(5,276)	(42,013)	(4,485)	(83,403)	(224,323)
Recoveries	18,722	12,121	1,258	1,817	21,898	55,816
Net write-downs related to loans sold	(161,297)	(1,846)	(199,502)	—	—	(362,645)

Ending balance	$103,304	$9,306	$131,895	$10,691	$144,177	$399,373

For the nine months ended September 30, 2013
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$72,060	$9,946	$20,914	$—	$5,986	$108,906
Provision	612	36,712	17,146	—	6,019	60,489
Charge-offs	(14,901)	(33,178)	(5,949)	—	(4,526)	(58,554)
Recoveries	725	5,138	64	—	60	5,987

Ending balance	$58,496	$18,618	$32,175	$—	$7,539	$116,828

For the nine months ended September 30, 2013
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$36,658	$1,196	$30,348	$29,070	$26,383	$123,655
Provision (reversal of provision)	760	(918)	6,622	(13,702)	8,792	1,554
Charge-offs	(19,493)	—	(9,172)	(14,838)	(17,065)	(60,568)
Recoveries	11,397	—	2,030	12,919	2,527	28,873

Ending balance	$29,322	$278	$29,828	$13,449	$20,637	$93,514

For the nine months ended September 30, 2013
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$43,409	$371	$—	$4,032	$4,937	$52,749
Provision (reversal of provision)	(3,609)	(335)	—	(170)	2,770	(1,344)
Charge-offs	(24,815)	—	—	(3,662)	(2,964)	(31,441)
Recoveries	9,701	—	—	3,047	501	13,249

Ending balance	$24,686	$36	$—	$3,247	$5,244	$33,213

For the nine months ended September 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607
Provision (reversal of provision)	115,173	33,904	276,893	(13,872)	10,465	123,364	545,927
Charge-offs	(148,355)	(38,454)	(57,134)	(18,500)	(4,485)	(107,958)	(374,886)
Recoveries	40,545	17,259	3,352	15,966	1,817	24,986	103,925
Net write-down related to loans sold	(161,297)	(1,846)	(199,502)	—	—	—	(362,645)

Ending balance	$215,808	$28,238	$193,898	$16,696	$10,691	$177,597	$642,928

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$90,892	$91,195	$93,915	$95,407
Provision for loan losses	15,693	23,316	51,199	54,924
Net charge-offs	(20,945)	(5,637)	(59,474)	(41,457)

Balance at end of period	$85,640	$108,874	$85,640	$108,874

The following tables present information at September 30, 2014 and December 31, 2013 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At September 30, 2014
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,750	$133	$37,491	$698	$27,723	$130,795
General ALLL non-covered loans	140,906	5,534	81,728	6,673	123,816	358,657

ALLL - non-covered loans	205,656	5,667	119,219	7,371	151,539	489,452

Specific ALLL covered loans	4	—	—	—	—	4
General ALLL covered loans	36,411	7,193	42,524	—	3,556	89,684

ALLL - covered loans	36,415	7,193	42,524	—	3,556	89,688

Total ALLL	$242,071	$12,860	$161,743	$7,371	$155,095	$579,140

Loans held-in-portfolio:
Impaired non-covered loans	$373,049	$18,894	$424,336	$2,709	$114,850	$933,838
Non-covered loans held-in-portfolio excluding impaired loans	5,896,673	129,889	5,028,786	547,805	3,286,492	14,889,645

Non-covered loans held-in-portfolio	6,269,722	148,783	5,453,122	550,514	3,401,342	15,823,483

Impaired covered loans	2,765	2,419	—	—	—	5,184
Covered loans held-in-portfolio excluding impaired loans	1,693,886	72,049	846,472	—	36,672	2,649,079

Covered loans held-in-portfolio	1,696,651	74,468	846,472	—	36,672	2,654,263

Total loans held-in-portfolio	$7,966,373	$223,251	$6,299,594	$550,514	$3,438,014	$18,477,746

At September 30, 2014
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$716	$—	$443	$1,159
General ALLL	10,775	841	1,586	4,001	13,873	31,076

Total ALLL	$10,775	$841	$2,302	$4,001	$14,316	$32,235

Loans held-in-portfolio:
Impaired loans	$452	$—	$7,384	$2,311	$1,980	$12,127
Loans held-in-portfolio,excluding impaired loans	1,788,540	63,067	1,094,831	88,704	488,464	3,523,606

Total loans held-in-portfolio	$1,788,992	$63,067	$1,102,215	$91,015	$490,444	$3,535,733

At September 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,750	$133	$38,207	$—	$698	$28,166	$131,954
General ALLL non-covered loans	151,681	6,375	83,314	4,001	6,673	137,689	389,733

ALLL - non-covered loans	216,431	6,508	121,521	4,001	7,371	165,855	521,687

Specific ALLL covered loans	4	—	—	—	—	—	4
General ALLL covered loans	36,411	7,193	42,524	—	—	3,556	89,684

ALLL - covered loans	36,415	7,193	42,524	—	—	3,556	89,688

Total ALLL	$252,846	$13,701	$164,045	$4,001	$7,371	$169,411	$611,375

Loans held-in-portfolio:
Impaired non-covered loans	$373,501	$18,894	$431,720	$2,311	$2,709	$116,830	$945,965
Non-covered loans held-in-portfolio excluding impaired loans	7,685,213	192,956	6,123,617	88,704	547,805	3,774,956	18,413,251

Non-covered loans held-in-portfolio	8,058,714	211,850	6,555,337	91,015	550,514	3,891,786	19,359,216

Impaired covered loans	2,765	2,419	—	—	—	—	5,184
Covered loans held-in-portfolio excluding impaired loans	1,693,886	72,049	846,472	—	—	36,672	2,649,079

Covered loans held-in-portfolio	1,696,651	74,468	846,472	—	—	36,672	2,654,263

Total loans held-in-portfolio	$9,755,365	$286,318	$7,401,809	$91,015	$550,514	$3,928,458	$22,013,479

At December 31, 2013
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$16,409	$177	$38,034	$1,053	$29,920	$85,593
General ALLL non-covered loans	111,741	4,918	92,296	9,569	122,658	341,182

ALLL - non-covered loans	128,150	5,095	130,330	10,622	152,578	426,775

Specific ALLL covered loans	153	140	—	—	—	293
General ALLL covered loans	42,045	19,351	36,006	—	4,397	101,799

ALLL - covered loans	42,198	19,491	36,006	—	4,397	102,092

Total ALLL	$170,348	$24,586	$166,336	$10,622	$156,975	$528,867

Loans held-in-portfolio:
Impaired non-covered loans	$245,380	$16,823	$399,347	$2,893	$125,342	$789,785
Non-covered loans held-in-portfolio excluding impaired loans	6,220,210	144,348	5,001,332	540,868	3,191,296	15,098,054

Non-covered loans held-in-portfolio	6,465,590	161,171	5,400,679	543,761	3,316,638	15,887,839

Impaired covered loans	20,945	—	—	—	—	20,945
Covered loans held-in-portfolio excluding impaired loans	1,791,859	190,127	934,373	—	47,123	2,963,482

Covered loans held-in-portfolio	1,812,804	190,127	934,373	—	47,123	2,984,427

Total loans held-in-portfolio	$8,278,394	$351,298	$6,335,052	$543,761	$3,363,761	$18,872,266

At December 31, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$17,633	$—	$280	$17,913
General ALLL	46,832	247	8,966	13,704	24,026	93,775

Total ALLL	$46,832	$247	$26,599	$13,704	$24,306	$111,688

Loans held-in-portfolio:
Impaired loans	$52,136	$5,663	$52,726	$6,045	$2,361	$118,931
Loans held-in-portfolio, excluding impaired loans	3,519,459	39,250	1,228,071	205,090	613,227	5,605,097

Total loans held-in-portfolio	$3,571,595	$44,913	$1,280,797	$211,135	$615,588	$5,724,028

At December 31, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$16,409	$177	$55,667	$—	$1,053	$30,200	$103,506
General ALLL non-covered loans	158,573	5,165	101,262	13,704	9,569	146,684	434,957

ALLL - non-covered loans	174,982	5,342	156,929	13,704	10,622	176,884	538,463

Specific ALLL covered loans	153	140	—	—	—	—	293
General ALLL covered loans	42,045	19,351	36,006	—	—	4,397	101,799

ALLL - covered loans	42,198	19,491	36,006	—	—	4,397	102,092

Total ALLL	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555

Loans held-in-portfolio:
Impaired non-covered loans	$297,516	$22,486	$452,073	$6,045	$2,893	$127,703	$908,716
Non-covered loans held-in-portfolio excluding impaired loans	9,739,669	183,598	6,229,403	205,090	540,868	3,804,523	20,703,151

Non-covered loans held-in-portfolio	10,037,185	206,084	6,681,476	211,135	543,761	3,932,226	21,611,867

Impaired covered loans	20,945	—	—	—	—	—	20,945
Covered loans held-in-portfolio excluding impaired loans	1,791,859	190,127	934,373	—	—	47,123	2,963,482

Covered loans held-in-portfolio	1,812,804	190,127	934,373	—	—	47,123	2,984,427

Total loans held-in-portfolio	$11,849,989	$396,211	$7,615,849	$211,135	$543,761	$3,979,349	$24,596,294

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2014 and December 31, 2013.

September 30, 2014
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$38,079	$38,446	$6,904	$32,263	$37,408	$70,342	$75,854	$6,904
Commercial real estate owner occupied	91,084	111,873	11,836	37,948	44,422	129,032	156,295	11,836
Commercial and industrial	157,326	159,655	46,010	16,349	20,042	173,675	179,697	46,010
Construction	1,823	4,280	133	17,071	38,421	18,894	42,701	133
Mortgage	360,291	379,054	37,491	64,045	75,577	424,336	454,631	37,491
Leasing	2,709	2,709	698	—	—	2,709	2,709	698
Consumer:
Credit cards	38,750	38,750	7,658	—	—	38,750	38,750	7,658
Personal	72,827	72,827	19,612	—	—	72,827	72,827	19,612
Auto	2,315	2,315	243	—	—	2,315	2,315	243
Other	958	958	210	—	—	958	958	210
Covered loans	1,586	1,586	4	3,598	8,679	5,184	10,265	4

Total Puerto Rico	$767,748	$812,453	$130,799	$171,274	$224,549	$939,022	$1,037,002	$130,799

September 30, 2014
U.S. mainland [1]
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial and industrial	$—	$—	$—	$452	$452	$452	$452	$—
Mortgage	4,028	5,282	716	3,356	6,664	7,384	11,946	716
Legacy	—	—	—	2,311	4,001	2,311	4,001	—
Consumer:
HELOCs	1,892	1,892	441	—	—	1,892	1,892	441
Other	88	88	2	—	—	88	88	2

Total U.S. mainland	$6,008	$7,262	$1,159	$6,119	$11,117	$12,127	$18,379	$1,159

[1] Excludes impaired loans from discontinued operations.

September 30, 2014
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$38,079	$38,446	$6,904	$32,263	$37,408	$70,342	$75,854	$6,904
Commercial real estate owner occupied	91,084	111,873	11,836	37,948	44,422	129,032	156,295	11,836
Commercial and industrial	157,326	159,655	46,010	16,801	20,494	174,127	180,149	46,010
Construction	1,823	4,280	133	17,071	38,421	18,894	42,701	133
Mortgage	364,319	384,336	38,207	67,401	82,241	431,720	466,577	38,207
Legacy	—	—	—	2,311	4,001	2,311	4,001	—
Leasing	2,709	2,709	698	—	—	2,709	2,709	698
Consumer:
Credit cards	38,750	38,750	7,658	—	—	38,750	38,750	7,658
HELOCs	1,892	1,892	441	—	—	1,892	1,892	441
Personal	72,827	72,827	19,612	—	—	72,827	72,827	19,612
Auto	2,315	2,315	243	—	—	2,315	2,315	243
Other	1,046	1,046	212	—	—	1,046	1,046	212
Covered loans	1,586	1,586	4	3,598	8,679	5,184	10,265	4

Total Popular, Inc.	$773,756	$819,715	$131,958	$177,393	$235,666	$951,149	$1,055,381	$131,958

December 31, 2013
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$3,405	$6,942	$3,405	$6,942	$—
Commercial real estate non-owner occupied	19,120	19,407	2,368	47,245	55,397	66,365	74,804	2,368
Commercial real estate owner occupied	55,826	74,420	6,473	33,749	47,545	89,575	121,965	6,473
Commercial and industrial	30,370	33,152	7,568	55,665	68,141	86,035	101,293	7,568
Construction	2,324	9,047	177	14,499	36,951	16,823	45,998	177
Mortgage	358,437	376,393	38,034	40,910	45,181	399,347	421,574	38,034
Leasing	2,893	2,893	1,053	—	—	2,893	2,893	1,053
Consumer:
Credit cards	45,015	45,015	8,344	—	—	45,015	45,015	8,344
Personal	78,475	78,475	21,313	—	—	78,475	78,475	21,313
Auto	1,354	1,354	171	—	—	1,354	1,354	171
Other	498	498	92	—	—	498	498	92
Covered loans	12,837	17,538	293	8,108	10,063	20,945	27,601	293

Total Puerto Rico	$607,149	$658,192	$85,886	$203,581	$270,220	$810,730	$928,412	$85,886

December 31, 2013
U.S. mainland
	Impaired Loans –With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$7,668	$10,870	$7,668	$10,870	$—
Commercial real estate non-owner occupied	—	—	—	27,016	37,393	27,016	37,393	—
Commercial real estate owner occupied	—	—	—	15,624	19,910	15,624	19,910	—
Commercial and industrial	—	—	—	1,828	1,828	1,828	1,828	—
Construction	—	—	—	5,663	5,663	5,663	5,663	—
Mortgage	46,192	50,570	17,633	6,534	8,513	52,726	59,083	17,633
Legacy	—	—	—	6,045	8,715	6,045	8,715	—
Consumer:
HELOCs	—	—	—	198	198	198	198	—
Auto	—	—	—	88	88	88	88	—
Other	2,075	2,075	280	—	—	2,075	2,075	280

Total U.S. mainland	$48,267	$52,645	$17,913	$70,664	$93,178	$118,931	$145,823	$17,913

December 31, 2013
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$11,073	$17,812	$11,073	$17,812	$—
Commercial real estate non-owner occupied	19,120	19,407	2,368	74,261	92,790	93,381	112,197	2,368
Commercial real estate owner occupied	55,826	74,420	6,473	49,373	67,455	105,199	141,875	6,473
Commercial and industrial	30,370	33,152	7,568	57,493	69,969	87,863	103,121	7,568
Construction	2,324	9,047	177	20,162	42,614	22,486	51,661	177
Mortgage	404,629	426,963	55,667	47,444	53,694	452,073	480,657	55,667
Legacy	—	—	—	6,045	8,715	6,045	8,715	—
Leasing	2,893	2,893	1,053	—	—	2,893	2,893	1,053
Consumer:
Credit cards	45,015	45,015	8,344	—	—	45,015	45,015	8,344
HELOCs	—	—	—	198	198	198	198	—
Personal	78,475	78,475	21,313	—	—	78,475	78,475	21,313
Auto	1,354	1,354	171	88	88	1,442	1,442	171
Other	2,573	2,573	372	—	—	2,573	2,573	372
Covered loans	12,837	17,538	293	8,108	10,063	20,945	27,601	293

Total Popular, Inc.	$655,416	$710,837	$103,799	$274,245	$363,398	$929,661	$1,074,235	$103,799

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarter and nine months ended September 30, 2014 and 2013.

For the quarter ended September 30, 2014
	Puerto Rico		U.S. Mainland [1]		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$653	$—	$980	$—	$1,633	$—
Commercial real estate non-owner occupied	75,093	739	2,914	—	78,007	739
Commercial real estate owner occupied	124,314	1,280	771	—	125,085	1,280
Commercial and industrial	140,346	1,194	554	—	140,900	1,194
Construction	19,994	—	—	—	19,994	—
Mortgage	419,486	4,990	29,496	175	448,982	5,165
Legacy	—	—	2,424	—	2,424	—
Leasing	2,681	—	—	—	2,681	—
Consumer:
Credit cards	40,666	—	—	—	40,666	—
Helocs	—	—	2,151	—	2,151	—
Personal	73,537	—	—	—	73,537	—
Auto	2,304	—	43	—	2,347	—
Other	721	—	47	—	768	—
Covered loans	5,213	117	—	—	5,213	117

Total Popular, Inc.	$905,008	$8,320	$39,380	$175	$944,388	$8,495

[1]	Excludes impaired loans from discontinued operations.

For the quarter ended September 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$8,262	$127	$7,540	$69	$15,802	$196
Commercial real estate non-owner occupied	54,078	417	34,786	91	88,864	508
Commercial real estate owner occupied	114,033	495	19,642	—	133,675	495
Commercial and industrial	97,629	784	877	—	98,506	784
Construction	30,636	—	5,799	—	36,435	—
Mortgage	386,359	4,959	52,837	486	439,196	5,445
Legacy	—	—	12,483	—	12,483	—
Leasing	3,489	—	—	—	3,489	—
Consumer:
Credit cards	44,271	—	—	—	44,271	—
Helocs	—	—	199	—	199	—
Personal	81,685	—	—	—	81,685	—
Auto	1,014	—	89	—	1,103	—
Other	548	—	2,209	—	2,757	—
Covered loans	30,178	410	—	—	30,178	410

Total Popular, Inc.	$852,182	$7,192	$136,461	$646	$988,643	$7,838

For the nine months ended September 30, 2014
	Puerto Rico		U.S. Mainland [1]		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$1,923	$8	$3,321	$—	$5,244	$8
Commercial real estate non-owner occupied	73,130	1,979	11,580	—	84,710	1,979
Commercial real estate owner occupied	111,352	2,833	7,222	—	118,574	2,833
Commercial and industrial	121,276	3,614	1,131	—	122,407	3,614
Construction	19,706	—	1,416	—	21,122	—
Mortgage	411,093	15,253	41,044	1,167	452,137	16,420
Legacy	—	—	3,651	—	3,651	—
Leasing	2,678	—	—	—	2,678	—
Consumer:
Credit cards	42,562	—	—	—	42,562	—
HELOCs	—	—	1,738	—	1,738	—
Personal	75,285	—	—	—	75,285	—
Auto	1,872	—	65	—	1,937	—
Other	804	—	544	—	1,348	—
Covered loans	9,228	351	—	—	9,228	351

Total Popular, Inc.	$870,909	$24,038	$71,712	$1,167	$942,621	$25,205

[1]	Excludes impaired loans from discontinued operations.

For the nine months ended September 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$9,594	$259	$7,449	$107	$17,043	$366
Commercial real estate non-owner occupied	56,875	853	39,106	182	95,981	1,035
Commercial real estate owner occupied	133,970	1,194	19,875	99	153,845	1,293
Commercial and industrial	106,502	2,470	2,453	15	108,955	2,485
Construction	35,159	—	5,860	—	41,019	—
Mortgage	477,081	20,555	53,240	1,470	530,321	22,025
Legacy	—	—	14,685	—	14,685	—
Leasing	4,054	—	—	—	4,054	—
Consumer:
Credit cards	38,801	—	—	—	38,801	—
HELOCs	—	—	200	—	200	—
Personal	83,740	—	—	—	83,740	—
Auto	915	—	90	—	1,005	—
Other	397	—	2,306	—	2,703	—
Covered loans	48,252	914	—	—	48,252	914

Total Popular, Inc.	$995,340	$26,245	$145,264	$1,873	$1,140,604	$28,118

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.1 billion at September 30, 2014 (December 31, 2013 - $ 1.0 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $8 million related to the commercial loan portfolio and $697 thousand related to the construction loan portfolio at September 30, 2014 (December 31, 2013 - $3 million and $0, respectively).

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

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at September 30, 2014 and December 31, 2013.

	Popular, Inc.
	Non-Covered Loans
	September 30, 2014 [1]			December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$189,916	$121,741	$311,657	$109,462	$80,140	$189,602
Construction	351	11,216	11,567	425	10,865	11,290
Legacy	—	—	—	—	949	949
Mortgage	534,770	107,803	642,573	535,357	82,786	618,143
Leases	743	1,966	2,709	270	2,623	2,893
Consumer	108,914	14,624	123,538	116,719	10,741	127,460

Total	$834,694	$257,350	$1,092,044	$762,233	$188,104	$950,337

[1]	Excludes TDRs from discontinued operations.

	Popular, Inc.
	Covered Loans
	September 30, 2014			December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$1,599	$2,050	$3,649	$7,389	$10,017	$17,406
Construction	—	2,419	2,419	—	3,464	3,464
Mortgage	2,152	2,690	4,842	146	189	335
Consumer	52	10	62	221	22	243

Total	$3,803	$7,169	$10,972	$7,756	$13,692	$21,448

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended September 30, 2014 and 2013.

	Puerto Rico
	For the quarter ended September 30, 2014				For the nine months ended September 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	3	—	—	5	7	—	—
Commercial real estate owner occupied	6	3	—	—	21	10	—	—
Commercial and industrial	2	31	—	—	25	37	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	7	11	80	31	34	37	270	98
Leasing	—	6	12	—	—	11	36	—
Consumer:
Credit cards	252	—	—	151	799	—	—	478
Personal	249	20	—	2	712	53	—	5
Auto	—	3	—	—	—	11	3	—
Other	40	—	—	—	83	—	—	2

Total	559	77	92	184	1,679	169	309	583

	U.S. Mainland
	For the quarter ended September 30, 2014				For the nine months ended September 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	4	—	—	—	15	—
Consumer:
HELOCs	5	—	—	—	5	—	—	—

Total	5	—	4	—	5	—	15	—

Excludes TDRs from discontinued operations.

	Popular, Inc.
	For the quarter ended September 30, 2014				For the nine months ended September 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	3	—	—	5	7	—	—
Commercial real estate owner occupied	6	3	—	—	21	10	—	—
Commercial and industrial	2	31	—	—	25	37	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	7	11	84	31	34	37	285	98
Leasing	—	6	12	—	—	11	36	—
Consumer:
Credit cards	252	—	—	151	799	—	—	478
HELOCs	5	—	—	—	5	—	—	—
Personal	249	20	—	2	712	53	—	5
Auto	—	3	—	—	—	11	3	—
Other	40	—	—	—	83	—	—	2

Total	564	77	96	184	1,684	169	324	583

Excludes TDRs from discontinued operations.

	Puerto Rico
	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	1	—	—	3	2	—	—
Commercial real estate owner occupied	2	2	—	12	4	3	—	45
Commercial and industrial	3	3	—	2	13	7	—	10
Mortgage	4	5	61	1	13	32	276	14
Leasing	—	6	3	—	—	18	16	—
Consumer:
Credit cards	246	—	—	279	806	—	—	761
Personal	248	4	—	1	703	18	—	4
Auto	—	8	—	—	—	10	—	—
Other	11	—	—	3	56	—	—	3

Total	517	29	64	298	1,598	90	292	837

	U.S. Mainland
	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	1	—	—	2	3	—
Commercial real estate owner occupied	—	—	—	—	—	—	1	—
Mortgage	—	—	11	—	—	—	19	—

Total	—	—	12	—	—	2	23	—

	Popular, Inc.
	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	1	1	—	3	4	3	—
Commercial real estate owner occupied	2	2	—	12	4	3	1	45
Commercial and industrial	3	3	—	2	13	7	—	10
Mortgage	4	5	72	1	13	32	295	14
Leasing	—	6	3	—	—	18	16	—
Consumer:
Credit cards	246	—	—	279	806	—	—	761
Personal	248	4	—	1	703	18	—	4
Auto	—	8	—	—	—	10	—	—
Other	11	—	—	3	56	—	—	3

Total	517	29	76	298	1,598	92	315	837

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2014 and 2013.

Puerto Rico
For the quarter ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$14,641	$14,668	$(942)
Commercial real estate owner occupied	9	10,209	10,366	91
Commercial and industrial	33	81,470	81,731	6,730
Mortgage	129	22,681	22,070	1,487
Leasing	18	440	439	88
Consumer:
Credit cards	403	3,522	4,080	679
Personal	271	5,035	5,064	1,093
Auto	3	39	43	2
Other	40	152	148	28

Total	912	$138,189	$138,609	$9,256

U.S. Mainland
For the quarter ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	4	$350	$353	$97
Consumer:
HELOCs	5	251	250	67

Total	9	$601	$603	$164

Popular, Inc.
For the quarter ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$14,641	$14,668	$(942)
Commercial real estate owner occupied	9	10,209	10,366	91
Commercial and industrial	33	81,470	81,731	6,730
Mortgage	133	23,031	22,423	1,584
Leasing	18	440	439	88
Consumer:
Credit cards	403	3,522	4,080	679
HELOCs	5	251	250	67
Personal	271	5,035	5,064	1,093
Auto	3	39	43	2
Other	40	152	148	28

Total	921	$138,790	$139,212	$9,420

Puerto Rico
For the quarter ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$3,433	$1,373	$51
Commercial real estate owner occupied	16	13,486	3,472	(356)
Commercial and industrial	8	4,906	4,896	(138)
Mortgage	71	12,048	12,678	1,617
Leasing	9	184	178	58
Consumer:
Credit cards	525	4,399	5,255	905
Personal	253	4,251	4,257	991
Auto	8	64	139	11
Other	14	52	52	10

Total	908	$42,823	$32,300	$3,149

U.S. Mainland
For the quarter ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$1,399	$1,276	$—
Mortgage	11	1,340	1,426	203

Total	12	$2,739	$2,702	$203

Popular, Inc.
For the quarter ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,832	$2,649	$51
Commercial real estate owner occupied	16	13,486	3,472	(356)
Commercial and industrial	8	4,906	4,896	(138)
Mortgage	82	13,388	14,104	1,820
Leasing	9	184	178	58
Consumer:
Credit cards	525	4,399	5,255	905
Personal	253	4,251	4,257	991
Auto	8	64	139	11
Other	14	52	52	10

Total	920	$45,562	$35,002	$3,352

Puerto Rico
For the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	12	$17,503	17,583	$(864)
Commercial real estate owner occupied	31	43,467	43,176	1,511
Commercial and industrial	62	123,661	123,706	6,799
Construction	3	11,358	11,358	(570)
Mortgage	439	68,718	69,006	3,429
Leasing	47	1,153	1,156	254
Consumer:
Credit cards	1,277	10,474	11,982	1,908
Personal	770	13,484	13,529	2,859
Auto	14	215	225	12
Other	85	255	250	45

Total	2,740	$290,288	$291,971	$15,383

U.S. mainland
For the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	15	$1,918	$2,180	$337
Consumer:
HELOCs	5	251	250	67

Total	20	$2,169	$2,430	$404

Excludes TDRs from discontinued operations.

Popular, Inc.
For the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	12	$17,503	$17,583	$(864)
Commercial real estate owner occupied	31	43,467	43,176	1,511
Commercial and industrial	62	123,661	123,706	6,799
Construction	3	11,358	11,358	(570)
Mortgage	454	70,636	71,186	3,766
Leasing	47	1,153	1,156	254
Consumer:
Credit cards	1,277	10,474	11,982	1,908
HELOCs	5	251	250	67
Personal	770	13,484	13,529	2,859
Auto	14	215	225	12
Other	85	255	250	45

Total	2,760	$292,457	$294,401	$15,787

Excludes TDRs from discontinued operations.

Puerto Rico
For the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,681	$2,114	$41
Commercial real estate owner occupied	52	28,698	16,686	(857)
Commercial and industrial	30	8,649	8,680	(156)
Mortgage	335	54,992	58,659	5,922
Leasing	34	627	607	191
Consumer:
Credit cards	1,567	12,543	15,050	1,660
Personal	725	11,893	11,924	2,969
Auto	10	102	179	13
Other	59	221	219	29

Total	2,817	$122,406	$114,118	$9,812

U.S. mainland
For the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,221	$3,989	$(2)
Commercial real estate owner occupied	1	381	287	(10)
Mortgage	19	2,268	2,385	275

Total	25	$6,870	$6,661	$263

Popular, Inc.
For the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	10	$8,902	$6,103	$39
Commercial real estate owner occupied	53	29,079	16,973	(867)
Commercial and industrial	30	8,649	8,680	(156)
Mortgage	354	57,260	61,044	6,197
Leasing	34	627	607	191
Consumer:
Credit cards	1,567	12,543	15,050	1,660
Personal	725	11,893	11,924	2,969
Auto	10	102	179	13
Other	59	221	219	29

Total	2,842	$129,276	$120,779	$10,075

During the quarters ended September 30, 2014 and 2013, three loans with an aggregate unpaid principal balance of $2.1 million and five loan of $14.3 million, respectively, were restructured into multiple notes (“Note A / B split”). The Corporation recorded $14 thousand charge-offs as part of those loan restructurings during the quarter ended September 30, 2014 (September 30, 2013 - $3.5 million). The restructuring of those loans was made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on those commercial TDRs amounted to approximately $2.3 million at September 30, 2014 (September 30, 2013 - $1.9 million) with $111 thousand of allowance for loan losses (September 30, 2013 - $401 thousand).

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at September 30, 2014 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended September 30, 2014		Defaulted during the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$30
Commercial real estate owner occupied	—	—	3	377
Commercial and industrial	—	—	5	609
Construction	1	952	1	952
Mortgage	40	8,569	91	19,160
Leasing	3	34	8	95
Consumer:
Credit cards	166	1,314	354	3,075
Personal	35	412	79	992
Auto	2	31	14	265

Total	247	$11,312	556	$25,555

U.S. Mainland
	Defaulted during the quarter ended September 30, 2014		Defaulted during the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$907
Mortgage	1	110	1	110

Total	1	$110	2	$1,017

Popular, Inc.
	Defaulted during the quarter ended September 30, 2014		Defaulted during the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$937
Commercial real estate owner occupied	—	—	3	377
Commercial and industrial	—	—	5	609
Construction	1	952	1	952
Mortgage	41	8,679	92	19,270
Legacy	3	34	8	95
Consumer:
Credit cards	166	1,314	354	3,075
Personal	35	412	79	992
Auto	2	31	14	265

Total	248	$11,422	558	$26,572

Puerto Rico
	Defaulted during the quarter ended September 30, 2013		Defaulted during the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	1	$385	3	$5,512
Commercial and industrial	1	5	3	1,441
Mortgage	37	6,896	179	28,922
Leasing	6	176	16	241
Consumer:
Credit cards	148	1,320	448	4,247
Personal	35	450	106	1,442
Auto	4	91	4	91
Other	2	21	2	21

Total	234	$9,344	761	$41,917

U.S. Mainland
	Defaulted during the quarter ended September 30, 2013		Defaulted during the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$1,415	3	$2,554

Total	2	$1,415	3	$2,554

Popular, Inc.
	Defaulted during the quarter ended September 30, 2013		Defaulted during the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$1,415	3	$2,554
Commercial real estate owner occupied	1	385	3	5,512
Commercial and industrial	1	5	3	1,441
Mortgage	37	6,896	179	28,922
Leasing	6	176	16	241
Consumer:
Credit cards	148	1,320	448	4,247
Personal	35	450	106	1,442
Auto	4	91	4	91
Other	2	21	2	21

Total	236	$10,759	764	$44,471

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2014 and December 31, 2013.

September 30, 2014
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,516	$5,066	$3,500	$—	$—	$11,082	$48,836	$59,918
Commercial real estate non-owner occupied	182,960	138,820	181,013	—	—	502,793	1,451,108	1,953,901
Commercial real estate owner occupied	287,916	147,371	313,176	566	—	749,029	777,867	1,526,896
Commercial and industrial	462,397	329,980	250,564	490	250	1,043,681	1,685,326	2,729,007

Total Commercial	935,789	621,237	748,253	1,056	250	2,306,585	3,963,137	6,269,722
Construction	5,018	6,318	22,701	—	—	34,037	114,746	148,783
Mortgage	—	—	222,784	—	—	222,784	5,230,338	5,453,122
Leasing	—	—	3,102	—	66	3,168	547,346	550,514
Consumer:
Credit cards	—	—	19,384	—	—	19,384	1,121,446	1,140,830
HELOCs	—	—	9,578	—	—	9,578	4,569	14,147
Personal	—	—	8,372	—	131	8,503	1,273,059	1,281,562
Auto	—	—	11,952	—	210	12,162	743,532	755,694
Other	—	—	2,053	—	1,616	3,669	205,440	209,109

Total Consumer	—	—	51,339	—	1,957	53,296	3,348,046	3,401,342

Total Puerto Rico	$940,807	$627,555	$1,048,179	$1,056	$2,273	$2,619,870	$13,203,613	$15,823,483

U.S. mainland[2]
Commercial multi-family	$33,111	$539	$15,129	$—	$—	$48,779	$369,289	$418,068
Commercial real estate non-owner occupied	14,202	6,140	30,693	—	—	51,035	442,521	493,556
Commercial real estate owner occupied	25,619	3,861	10,530	—	—	40,010	159,228	199,238
Commercial and industrial	10,397	2,598	10,171	—	—	23,166	654,964	678,130

Total Commercial	83,329	13,138	66,523	—	—	162,990	1,626,002	1,788,992
Construction	—	—	—	—	—	—	63,067	63,067
Mortgage	—	—	11,692	—	—	11,692	1,090,523	1,102,215
Legacy	8,435	2,014	14,201	—	—	24,650	66,365	91,015
Consumer:
Credit cards	—	—	481	—	—	481	14,638	15,119
HELOCs	—	—	1,469	—	1,600	3,069	354,591	357,660
Personal	—	—	585	—	322	907	116,088	116,995
Auto	—	—	—	—	—	—	277	277
Other	—	—	—	—	—	—	393	393

Total Consumer	—	—	2,535	—	1,922	4,457	485,987	490,444

Total U.S. mainland	$91,764	$15,152	$94,951	$—	$1,922	$203,789	$3,331,944	$3,535,733

Popular, Inc.
Commercial multi-family	$35,627	$5,605	$18,629	$—	$—	$59,861	$418,125	$477,986
Commercial real estate non-owner occupied	197,162	144,960	211,706	—	—	553,828	1,893,629	2,447,457
Commercial real estate owner occupied	313,535	151,232	323,706	566	—	789,039	937,095	1,726,134
Commercial and industrial	472,794	332,578	260,735	490	250	1,066,847	2,340,290	3,407,137

Total Commercial	1,019,118	634,375	814,776	1,056	250	2,469,575	5,589,139	8,058,714
Construction	5,018	6,318	22,701	—	—	34,037	177,813	211,850
Mortgage	—	—	234,476	—	—	234,476	6,320,861	6,555,337
Legacy	8,435	2,014	14,201	—	—	24,650	66,365	91,015
Leasing	—	—	3,102	—	66	3,168	547,346	550,514
Consumer:
Credit cards	—	—	19,865	—	—	19,865	1,136,084	1,155,949
HELOCs	—	—	11,047	—	1,600	12,647	359,160	371,807
Personal	—	—	8,957	—	453	9,410	1,389,147	1,398,557
Auto	—	—	11,952	—	210	12,162	743,809	755,971
Other	—	—	2,053	—	1,616	3,669	205,833	209,502

Total Consumer	—	—	53,874	—	3,879	57,753	3,834,033	3,891,786

Total Popular, Inc.	$1,032,571	$642,707	$1,143,130	$1,056	$4,195	$2,823,659	$16,535,557	$19,359,216

The following table presents the weighted average obligor risk rating at September 30, 2014 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.72	5.64
Commercial real estate non-owner occupied	11.27	6.89
Commercial real estate owner occupied	11.39	6.86
Commercial and industrial	11.27	6.81

Total Commercial	11.32	6.84

Construction	11.84	7.84

U.S. mainland:[2]	Substandard	Pass
Commercial multi-family	11.14	7.23
Commercial real estate non-owner occupied	11.04	6.75
Commercial real estate owner occupied	11.20	6.97
Commercial and industrial	11.17	6.31

Total Commercial	11.11	6.70

Construction	—	7.69

Legacy	11.28	7.64

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.
[2]	Excludes discontinued operations.

December 31, 2013
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,477	$4,453	$2,343	$—	$—	$9,273	$73,130	$82,403
Commercial real estate non-owner occupied	230,847	156,189	115,435	—	112	502,583	1,361,635	1,864,218
Commercial real estate owner occupied	231,705	134,577	305,565	—	—	671,847	934,656	1,606,503
Commercial and industrial	727,647	192,404	214,531	68	446	1,135,096	1,777,370	2,912,466

Total Commercial	1,192,676	487,623	637,874	68	558	2,318,799	4,146,791	6,465,590
Construction	6,895	1,788	25,722	2,250	—	36,655	124,516	161,171
Mortgage	—	—	169,239	—	—	169,239	5,231,440	5,400,679
Leasing	—	—	3,495	—	—	3,495	540,266	543,761
Consumer:
Credit cards	—	—	21,044	—	—	21,044	1,148,577	1,169,621
HELOCs	—	—	665	—	2,426	3,091	12,087	15,178
Personal	—	—	7,483	—	141	7,624	1,206,260	1,213,884
Auto	—	—	10,407	—	155	10,562	688,929	699,491
Other	—	—	2,019	—	3,531	5,550	212,914	218,464

Total Consumer	—	—	41,618	—	6,253	47,871	3,268,767	3,316,638

Total Puerto Rico	$1,199,571	$489,411	$877,948	$2,318	$6,811	$2,576,059	$13,311,780	$15,887,839

U.S. mainland
Commercial multi-family	$73,481	$11,459	$62,346	$—	$—	$147,286	$946,248	$1,093,534
Commercial real estate non-owner occupied	75,094	29,442	160,001	—	—	264,537	841,750	1,106,287
Commercial real estate owner occupied	56,515	15,845	75,508	—	—	147,868	412,174	560,042
Commercial and industrial	11,657	11,822	46,307	—	—	69,786	741,945	811,731

Total Commercial	216,747	68,568	344,162	—	—	629,477	2,942,117	3,571,594
Construction	—	—	20,885	—	—	20,885	24,028	44,913
Mortgage	—	—	26,292	—	—	26,292	1,254,505	1,280,797
Legacy	14,948	11,593	42,622	—	—	69,163	141,972	211,135
Consumer:
Credit cards	—	—	486	—	—	486	15,165	15,651
HELOCs	—	—	3,317	—	5,315	8,632	454,401	463,033
Personal	—	—	1,005	—	569	1,574	133,661	135,235
Auto	—	—	—	—	2	2	487	489
Other	—	—	20	—	1	21	1,159	1,180

Total Consumer	—	—	4,828	—	5,887	10,715	604,873	615,588

Total U.S. mainland	$231,695	$80,161	$438,789	$—	$5,887	$756,532	$4,967,495	$5,724,027

Popular, Inc.
Commercial multi-family	$75,958	$15,912	$64,689	$—	$—	$156,559	$1,019,378	$1,175,937
Commercial real estate non-owner occupied	305,941	185,631	275,436	—	112	767,120	2,203,385	2,970,505
Commercial real estate owner occupied	288,220	150,422	381,073	—	—	819,715	1,346,830	2,166,545
Commercial and industrial	739,304	204,226	260,838	68	446	1,204,882	2,519,315	3,724,197

Total Commercial	1,409,423	556,191	982,036	68	558	2,948,276	7,088,908	10,037,184
Construction	6,895	1,788	46,607	2,250	—	57,540	148,544	206,084
Mortgage	—	—	195,531	—	—	195,531	6,485,945	6,681,476
Legacy	14,948	11,593	42,622	—	—	69,163	141,972	211,135
Leasing	—	—	3,495	—	—	3,495	540,266	543,761
Consumer:
Credit cards	—	—	21,530	—	—	21,530	1,163,742	1,185,272
HELOCs	—	—	3,982	—	7,741	11,723	466,488	478,211
Personal	—	—	8,488	—	710	9,198	1,339,921	1,349,119
Auto	—	—	10,407	—	157	10,564	689,416	699,980
Other	—	—	2,039	—	3,532	5,571	214,073	219,644

Total Consumer	—	—	46,446	—	12,140	58,586	3,873,640	3,932,226

Total Popular, Inc.	$1,431,266	$569,572	$1,316,737	$2,318	$12,698	$3,332,591	$18,279,275	$21,611,866

The following table presents the weighted average obligor risk rating at December 31, 2013 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.33	5.31
Commercial real estate non-owner occupied	11.38	6.73
Commercial real estate owner occupied	11.31	6.89
Commercial and industrial	11.34	6.63

Total Commercial	11.33	6.71

Construction	11.63	7.86

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.34	7.08
Commercial real estate non-owner occupied	11.27	6.89
Commercial real estate owner occupied	11.31	7.04
Commercial and industrial	11.09	6.53

Total Commercial	11.27	6.89

Construction	11.27	7.64

Legacy	11.24	7.72

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

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

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$751,553	$1,379,342	$948,608	$1,399,098
Amortization of loss share indemnification asset	(42,524)	(37,681)	(163,565)	(116,442)
Reversal of accelerated amortization in prior periods	15,046	—	15,046	—
Credit impairment losses to be covered under loss sharing agreements	9,863	13,946	35,325	53,329
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	—	(87)	—	(473)
Reimbursable expenses	15,545	25,641	39,375	45,555
Payments from FDIC under loss sharing agreements	(73,106)	(52,865)	(185,963)	(52,758)
Other adjustments attributable to FDIC loss sharing agreements	4,729	(3,585)	(7,720)	(3,598)

Balance at end of period	$681,106	$1,324,711	$681,106	$1,324,711

As discussed in Note 1, the FDIC indemnity asset amortization for the third quarter of 2014 included a benefit of approximately $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods. This amount will be recognized as expense over the remaining portion of the Loss Sharing Agreement that expires in the quarter ending June 30, 2015.

During the second quarter, the Corporation revised its analysis of expected cash flows which resulted in a net decrease of approximately $102.9 million in estimated credit losses, which was driven mainly by certain commercial loan pools. Though this will have a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. This amortization is recognized over the shorter of the remaining life of the loan pools, which had an average life of approximately six years, or the indemnification asset, which expires at June 30, 2015, for commercial, construction and consumer loans and June 30, 2020 for single-family residential mortgage loans.

The following table presents the weighted average life of the loan portfolios subject to the FDIC loss sharing agreement for the at September 30, 2014 and December 31, 2013.

	Weighted Average Life
	September 30, 2014		December 31, 2013
Commercial	6.02	years	6.43	years
Consumer	5.70		3.13
Construction	1.11		1.30
Mortgage	7.33		6.91

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Carrying amount (fair value)	$126,473	$127,513
Undiscounted amount	$187,636	$185,372

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

Refer to Note 24, Commitment and Contingencies, for additional information on the settlement of the arbitration proceedings with the FDIC regarding the commercial loss share agreement.

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$11,091	$11,543	$32,397	$34,099
Mortgage servicing rights fair value adjustments	(2,588)	3,879	(18,424)	(6,862)

Total mortgage servicing fees, net of fair value adjustments	8,503	15,422	13,973	27,237

Net gain on sale of loans, including valuation on loans held-for-sale	7,466	3,559	22,831	16,968

Trading account (loss) profit:
Unrealized gains (losses) on outstanding derivative positions	13	(865)	(725)	(265)
Realized (losses) gains on closed derivative positions	(1,580)	776	(14,211)	13,330

Total trading account (loss) profit	(1,567)	(89)	(14,936)	13,065

Total mortgage banking activities	$14,402	$18,892	$21,868	$57,270

Note 13 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA, FNMA and FHLMC securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA, FNMA and FHLMC securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in the past, has sold certain loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 23 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2014 and 2013 because they did not contain any credit recourse arrangements. During the quarter ended September 30, 2014, the Corporation recorded a net gain $7.4 million (September 30, 2013 - $6.5 million) related to the residential mortgage loans securitized. During the nine months ended September 30, 2014, the Corporation recorded a net gain $24.4 million (September 30, 2013 - $33.0 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2014 and 2013:

	Proceeds Obtained During the Quarter Ended September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$171,508	$—	$171,508
Mortgage-backed securities - FNMA	—	51,017	—	51,017

Total trading account securities	$—	$222,525	$—	$222,525

Mortgage servicing rights	—	—	2,711	2,711

Total	$—	$222,525	$2,711	$225,236

	Proceeds Obtained During the Nine Months Ended September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$521,747	$—	$521,747
Mortgage-backed securities - FNMA	—	173,669	—	173,669

Total trading account securities	$—	$695,416	$—	$695,416

Mortgage servicing rights	—	—	8,828	8,828

Total	$—	$695,416	$8,828	$704,244

	Proceeds Obtained During the Quarter Ended September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$199,824	$—	$199,824
Mortgage-backed securities - FNMA	—	101,922	—	101,922
Mortgage-backed securities - FHLMC	—	1,127	—	1,127

Total trading account securities	$—	$302,873	$—	$302,873

Mortgage servicing rights	—	—	4,466	4,466

Total	$—	$302,873	$4,466	$307,339

	Proceeds Obtained During the Nine Months Ended September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$767,393	$—	$767,393
Mortgage-backed securities - FNMA	—	353,987	—	353,987
Mortgage-backed securities - FHLMC	—	27,819	—	27,819

Total trading account securities	$—	$1,149,199	$—	$1,149,199

Mortgage servicing rights	—	—	13,846	13,846

Total	$—	$1,149,199	$13,846	$1,163,045

During the nine months ended September 30, 2014, the Corporation retained servicing rights on whole loan sales involving approximately $71 million in principal balance outstanding (September 30, 2013 - $116 million), with realized gains of approximately $2.8 million (September 30, 2013 - gains of $4.0 million). All loan sales performed during the nine months ended September 30, 2014 and 2013 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2014 and 2013.

Residential MSRs
(In thousands)	September 30, 2014	September 30, 2013
Fair value at beginning of period	$161,099	$154,430
Purchases	—	45
Servicing from securitizations or asset transfers	9,611	15,062
Changes due to payments on loans[1]	(12,670)	(17,351)
Reduction due to loan repurchases	(2,440)	(2,866)
Changes in fair value due to changes in valuation model inputs or assumptions	(3,314)	13,355
Other disposals	(4)	(1,230)

Fair value at end of period	$152,282	$161,445

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $15.8 billion at September 30, 2014 (December 31, 2013 - $16.3 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and nine months ended September 30, 2014 amounted to $11.1 million and $32.4 million, respectively (September 30, 2013 - $11.5 million and $34.1 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At September 30, 2014, those weighted average mortgage servicing fees were 0.27% (September 30, 2013 – 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2014 and 2013 were as follows:

	Quarter ended				Nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Prepayment speed	6.1%		5.6%		6.2%		7.0%
Weighted average life	16.4	years	17.7	years	16.1	years	14.2	years
Discount rate (annual rate)	10.9%		11.2%		10.8%		11.1%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	September 30, 2014		December 31, 2013
Fair value of servicing rights	$112,564		$115,753
Weighted average life	13.1	years	12.5	years
Weighted average prepayment speed (annual rate)	7.7%		8.0%
Impact on fair value of 10% adverse change	$(1,458)		$(3,763)
Impact on fair value of 20% adverse change	$(5,098)		$(7,459)
Weighted average discount rate (annual rate)	11.5%		11.6%
Impact on fair value of 10% adverse change	$(2,587)		$(4,930)
Impact on fair value of 20% adverse change	$(7,167)		$(9,595)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	September 30, 2014		December 31, 2013
Fair value of servicing rights	$39,718		$45,346
Weighted average life	11.9	years	10.9	years
Weighted average prepayment speed (annual rate)	8.4%		9.2%
Impact on fair value of 10% adverse change	$(882)		$(1,969)
Impact on fair value of 20% adverse change	$(2,174)		$(3,478)
Weighted average discount rate (annual rate)	10.7%		10.8%
Impact on fair value of 10% adverse change	$(1,019)		$(2,073)
Impact on fair value of 20% adverse change	$(2,417)		$(3,655)

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

At September 30, 2014, the Corporation serviced $2.2 billion (December 31, 2013 - $2.5 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2014, the Corporation had recorded $48 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2013 - $48 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the nine months ended September 30, 2014, the Corporation repurchased approximately $ 141 million (year ended December 31, 2013 - $209 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 14 – Other real estate owned

The following tables present the Other Real Estate Owned Activity, for the quarters and nine months ended September 30, 2014 and 2013.

	For the quarter ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$49,787	$89,633	$107,905	$47,900	$295,225
Write-downs in value	(2,714)	(1,844)	(5,839)	(2,222)	(12,619)
Additions	2,853	15,787	10,693	7,276	36,609
Sales	(5,148)	(13,008)	(7,077)	(7,057)	(32,290)
Other adjustments	(1)	(89)	(812)	615	(287)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

	For the nine months ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(3,499)	(2,952)	(17,037)	(3,369)	(26,857)
Additions	13,824	46,070	46,147	15,870	121,911
Sales	(15,482)	(37,274)	(40,290)	(13,211)	(106,257)
Other adjustments	1,285	(2,217)	(4,165)	(570)	(5,667)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

	For the quarter ended September 30, 2013
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$65,125	$93,795	$138,885	$44,340	$342,145
Write-downs in value	(2,881)	(661)	(10,288)	(1,381)	(15,211)
Additions	4,340	14,184	21,345	6,247	46,116
Sales	(16,157)	(22,111)	(35,902)	(3,278)	(77,448)
Other adjustments	—	(132)	240	(240)	(132)

Ending balance	$50,427	$85,075	$114,280	$45,688	$295,470

	For the nine months ended September 30, 2013
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(8,767)	(8,939)	(16,961)	(3,166)	(37,833)
Additions	26,598	69,369	73,020	22,796	191,783
Sales	(103,556)	(107,282)	(41,417)	(13,743)	(265,998)
Other adjustments	290	945	240	141	1,616

Ending balance	$50,427	$85,075	$114,280	$45,688	$295,470

Note 15 - Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2014	December 31, 2013
Net deferred tax assets (net of valuation allowance)	$758,347	$761,768
Investments under the equity method	221,130	197,006
Bank-owned life insurance program	—	228,805
Prepaid FDIC insurance assessment	—	383
Prepaid taxes	207,999	91,504
Other prepaid expenses	97,122	67,108
Derivative assets	25,850	34,710
Trades receivable from brokers and counterparties	77,618	71,680
Others	246,753	234,594

Total other assets	$1,634,819	$1,687,558

Other assets from discontinued operations are presented as part of “ Assets from Discontinued Operations” in the Consolidated Statement of Condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

On February 1, 2014, Centro Financiero BHD (“BHD”), the Corporation’s equity method investee based in the Dominican Republic, completed a merger transaction in which it acquired the net assets of Centro Financiero León. Centro Financiero León was the holding company of Banco León, the fourth largest bank in terms of assets in the Dominican Republic. In connection with the transaction, BHD issued additional shares which diluted the Corporation’s equity participation from 19.99% to 15.79%. As a result of this transaction, the Corporation recognized a net gain of $14.2 million during the first quarter of 2014, due to BHD’s increase in net assets. The gain was partially offset by approximately $7.7 million resulting from the reclassification from other comprehensive income into earnings of the cumulative foreign currency translation adjustment due to the reduction in the Corporation’s ownership percentage. As of September 30, 2014, the Corporation had a 15.82% equity participation and continues to have significant influence over BHD. Accordingly, the investment in BHD is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

During the quarter ended on September 30, 2014 BPNA surrendered its bank owned life insurance contracts, which had a balance of $231.2 million. BPNA received approximately $231.4 million in satisfaction of its surrender request. The transaction resulted in a gain of $0.1 million.

Prepaid taxes at September 30, 2014 include payments of $45 million in income taxes in connection with the Closing Agreement signed with the Puerto Rico Department of Treasury on June 30, 2014, and $ 31.8 million of unamortized corporate personal property tax and municipal tax paid during the second quarter of 2014.

Note 16 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 and 2013, allocated by reportable segments, were as follows (refer to Note 36 for the definition of the Corporation’s reportable segments):

2014
(In thousands)	Balance at January 1, 2014	Goodwill on acquisition	Purchase accounting adjustments	Goodwill written off related to discontinued operations	Other	Balance at September 30, 2014
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	(186,511)	—	215,567

Total Popular, Inc.	$647,757	$—	$—	$(186,511)	$—	$461,246

2013
(In thousands)	Balance at January 1, 2013	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30, 2013
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

Goodwill Impairment Test

As discussed in Note 3, Discontinued Operations, on April 22, 2014, BPNA entered into definitive agreements to sell its regional operations in California, Illinois and Central Florida to three different buyers. In connection with the transactions, the Corporation is centralizing certain back office operations in Puerto Rico and New York. During the second quarter of 2014, the assets and liabilities for those regions were reclassified as held-for-sale in accordance with ASC 360-10-45. As a result of the reclassification, and in accordance with ASC 350-20-40, BPNA allocated a proportionate share of the goodwill balance to the discontinued businesses on a relative fair value basis and performed an impairment test for the goodwill allocated to each of the discontinued operations as well as for retained business, each as a separate reporting unit. This allocation of goodwill and related impairment analysis resulted in an impairment charge of $186.5 million during the second quarter of 2014. The goodwill impairment charge is a non-cash charge that did not have an impact on the Corporation’s tangible capital or regulatory capital ratios. The goodwill impairment analysis of the retained portion of the BPNA operations resulted in no impairment as of June 30, 2014.

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

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2014
(In thousands)	Balance at January 1, 2014 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2014 (net amounts)	Balance at September 30, 2014 (gross amounts)	Accumulated impairment losses	Balance at September 30, 2014 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	379,978	164,411	215,567

Total Popular, Inc.	$812,168	$164,411	$647,757	$625,657	$164,411	$461,246

December 31, 2013
(In thousands)	Balance at January 1, 2013 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2013 (net amounts)	Balance at December 31, 2013 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2013 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,168	$164,411	$647,757	$812,168	$164,411	$647,757

Other Intangible Assets

At September 30, 2014 and December 31, 2013, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2014
Core deposits	$77,885	$57,662	$20,223
Other customer relationships	17,552	6,114	11,438
Other intangibles	135	132	3

Total other intangible assets	$95,572	$63,908	$31,664

December 31, 2013
Core deposits	$77,885	$51,737	$26,148
Other customer relationships	17,555	4,712	12,843
Other intangibles	135	107	28

Total other intangible assets	$95,575	$56,556	$39,019

During the quarter ended September 30, 2014, the Corporation recognized $ 2.0 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2013 - $ 2.0 million). During the nine months ended September 30, 2014, the Corporation recognized $ 6.1 million in amortization related to other intangible assets with definite useful lives (September 30, 2013 - $ 6.0 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2014	$2,019
Year 2015	7,227
Year 2016	6,942
Year 2017	4,194
Year 2018	4,101
Year 2019	3,969

Results of the Annual Goodwill Impairment Test

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2014 using July 31, 2014 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 12.15% to 16.83% for the 2014 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

For BPNA reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPNA’s equity value by approximately $205 million in the July 31, 2014 annual test while it failed Step 1 in the annual test as of July 31, 2013. Accordingly, there is no indication of impairment on the goodwill recorded in BPNA at July 31, 2014 and there is no need for a Step 2 analysis.

For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $337 million in the July 31, 2014 annual test as compared with approximately $387 million at July 31, 2013. This result indicates there is no indication of impairment on the goodwill recorded in BPPR at July 31, 2014. The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 96% of the Corporation’s total goodwill balance as of the July 31, 2014 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2014 annual assessment were reasonable.

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

Note 17 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2014	December 31, 2013
Savings accounts	$7,581,128	$6,839,126
NOW, money market and other interest bearing demand deposits	3,861,851	5,637,985

Total savings, NOW, money market and other interest bearing demand deposits	11,442,979	12,477,111

Certificates of deposit:
Under $100,000	4,554,497	5,101,711
$100,000 and over	2,947,214	3,209,641

Total certificates of deposit	7,501,711	8,311,352

Total interest bearing deposits	$18,944,690	$20,788,463

Deposits from discontinued operations are presented as part of “ Liabilities from Discontinued Operations” in the Consolidated Statement of Condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

A summary of certificates of deposit by maturity at September 30, 2014 follows:

(In thousands)
2014	$2,368,970
2015	2,828,915
2016	885,563
2017	566,100
2018	379,855
2019 and thereafter	472,308

Total certificates of deposit	$7,501,711

At September 30, 2014, the Corporation had brokered deposits amounting to $ 2.3 billion (December 31, 2013 - $ 2.4 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $11 million at September 30, 2014 (December 31, 2013 - $10 million).

Note 18 – Borrowings

The following table presents the composition of assets sold under agreements to repurchase at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Assets sold under agreements to repurchase	$1,650,712	$1,659,292

The repurchase agreements outstanding at September 30, 2014 were collateralized by $ 1.5 billion (December 31, 2013 - $ 1.3 billion) in investment securities available-for-sale, $ 122 million (December 31, 2013 - $ 309 million) in trading securities and $ 18 million (December 31, 2013 - $ 70 million) in securities sold not yet delivered in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $ 142 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2013 - $ 189 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, these securities are not reflected in the Corporation’s consolidated statements of financial condition.

During the third quarter of 2014, the Corporation refinanced approximately $638 million in long term structured repos in the U.S. with a yield of 4.41% and replaced them with lower cost short term repos of a similar amount. The fees associated with the refinancing of these repos were $39.7 million, of which $20.7 million were recorded as interest expense during the third quarter of 2014, with remainder to be recorded during the fourth quarter of 2014.

The following table presents the composition of other short-term borrowings at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Advances with the FHLB paying interest at maturity	$—	$400,000
Others	1,200	1,200

Total other short-term borrowings	$1,200	$401,200

Note: Refer to the Corporation’s 2013 Annual Report for rates information at December 31, 2013.

The following table presents the composition of notes payable at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Advances with the FHLB with maturities ranging from 2014 through 2021 paying interest at monthly fixed rates ranging from 0.27% to 4.19%	$810,202	$589,229

Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%	450,000	—

Term notes maturing on 2014 paying interest semiannually at a fixed rate of 7.47%	675	675

Term notes maturing on 2014 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	4	14

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 20)	439,800	439,800

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $404,460 at December 31, 2013), with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 20)[2]	—	531,540

Others	22,892	23,496

Total notes payable	$1,723,573	$1,584,754

Note: Refer to the Corporation’s 2013 Annual Report for rates information at December 31, 2013.

[1]	The 10-year U.S. Treasury note key index rate at September 30, 2014 and December 31, 2013 was 2.49% and 3.03%, respectively.
[2]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures was being amortized over an estimated 30-year term that started in August 2009. During the quarter ended June 30, 2014, in connection with the repayment of these Notes completed on July 2, 2014, the Corporation accelerated the related amortization of the discount and deferred costs amounting to $414.1 million, which is reflected as interest expense in the consolidated statement of operations. The effective interest rate, including the discount accretion, was approximately 16% at December 31, 2013.

During the quarter ended June 30, 2014, the Corporation received approval from the Federal Reserve System to repay the $935 million in TARP Capital Purchase Program funds. On July 2, 2014, the Corporation completed the repayment of these funds, which were partially funded with $400 million from the proceeds of the issuance of its $450 million aggregate principal amount of 7% Senior Notes due on 2019, which settled on July 1, 2014. Accordingly, during the quarter ended June 30, 2014, the Corporation accelerated the related amortization of $414.1 million of discount and deferred costs, which is reflected as interest expense in the consolidated statement of operations. Refer to additional information on Note 20, Trust Preferred Securities.

A breakdown of borrowings by contractual maturities at September 30, 2014 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2014	$1,085,807	$1,200	$16,701	$1,103,708
2015	460,898	—	329,040	789,938
2016	104,007	—	247,105	351,112
2017	—	—	79,033	79,033
2018	—	—	107,203	107,203
Later years	—	—	944,491	944,491

Total borrowings	$1,650,712	$1,200	$1,723,573	$3,375,485

Note 19 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at September 30, 2014 and December 31, 2013.

As of September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$25,850	$—	$25,850	$486	$—	$—	$25,364
Reverse repurchase agreements	146,634	—	146,634	—	146,634	—	—

Total	$172,484	$—	$172,484	$486	$146,634	$—	$25,364

As of September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$23,796	$—	$23,796	$486	$9,925	$—	$13,385
Repurchase agreements	1,650,712	—	1,650,712	—	1,650,712	—	—

Total	$1,674,508	$—	$1,674,508	$486	$1,660,637	$—	$13,385

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$34,793	$—	$34,793	$1,220	$—	$—	$33,573
Reverse repurchase agreements	175,965	—	175,965	—	175,965	—	—

Total	$210,758	$—	$210,758	$1,220	$175,965	$—	$33,573

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$32,378	$—	$32,378	$1,220	$14,003	$—	$17,155
Repurchase agreements	1,659,292	—	1,659,292	—	1,659,292	—	—

Total	$1,691,670	$—	$1,691,670	$1,220	$1,673,295	$—	$17,155

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

Note 20 – Trust preferred securities

At September 30, 2014 and December 31, 2013, statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation. As further explained below, the Popular Capital Trust III was dissolved following the repurchase of their capital securities on July 2, 2014.

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

The following table presents financial data pertaining to the different trusts at September 30, 2014 and December 31, 2013.

(Dollars in thousands)	As of September 30, 2014
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il
Capital securities	$52,865	$181,063	$91,651	$101,023
Distribution rate	8.327%	6.700%	6.564%	6.125%
Common securities	$1,637	$5,601	$2,835	$3,125
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148
Stated maturity date	February 2027	November 2033	September 2034	December 2034
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]

(Dollars in thousands)	As of December 31, 2013
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il	Popular Capital Trust III
Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.

[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $ 532 million at December 31, 2013 ($ 936 million aggregate liquidation amount, net of $ 404 million discount).

During the quarter ended June 30, 2014, the Corporation received approval from the Federal Reserve System to repay the $935 million in TARP Capital Purchase Program funds. On July 2, 2014, the Corporation completed the repurchase of $935 million of Fixed Rate Popular Capital Trust III Capital Securities, $1,000 liquidation amount per security (the “trust capital securities”), of Popular Capital Trust III, held by the U.S. Treasury. On July 23, 2014, the Corporation exchanged $936 million of Fixed Rate Perpetual Junior Subordinated Debentures Series A (the “trust debentures”) held by Popular Capital Trust III for the trust capital securities and the common securities of Popular Capital Trust III, in the amount of $1 million, held by the Corporation. The trust debentures were then cancelled and the obligations of the Corporation under the related indenture were satisfied and discharged. On the same date, Popular Capital Trust III was dissolved. In connection with the repayment of TARP, the Corporation accelerated the related amortization of the discount and deferred costs amounting to $414.1 million during the second quarter of 2014, which was reflected as part of interest expense in the consolidated statement of operations.

In accordance with the Federal Reserve Board guidance under Basel I, the trust preferred securities represent restricted core capital elements and currently qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. At September 30, 2014, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier I capital. At December 31, 2013, the Corporation’s restricted core capital elements also did not exceed the 25% limitation.

In July 2013, the Board of Governors of the Federal Reserve System approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards and several changes to the U.S. regulatory capital regime required by the Dodd-Frank Wall Street Reform and Consumer Protection on Act (“Dodd-Frank”). The New Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s Tier I capital level at September 30, 2014 included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25% of such trust preferred securities in Tier I capital as of January 1, 2015 and 0% as of January 1, 2016 and thereafter. The New Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities.

Note 21 – Stockholders’ equity

On July 2, 2014, the Corporation completed the repayment of the TARP funds to the U.S. Treasury. Also, on July 23, 2014, the Corporation completed the repurchase of the outstanding warrant initially issued to the U.S. Treasury under the TARP Capital Purchase Program in 2008 for a repurchase price of $3 million. The warrant represented the right to purchase 2,093,284 shares of the Corporation’s common stock at an exercise price of $67 per share with an original term of 10 years. The purchase price of $3.0 million was reduced from surplus in stockholders’ equity on July 2014.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $445 million at September 30, 2014 (December 31, 2013 - $445 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and nine months ended September 30, 2014 and September 30, 2013.

Note 22 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and nine months ended September 30, 2014 and 2013.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Nine months ended
(In thousands)		September 30, 2014	2013	September 30, 2014	2013
Foreign currency translation	Beginning Balance	$(31,099)	$(33,206)	$(36,099)	$(31,277)

	Other comprehensive loss before reclassifications	98	(2,013)	(2,620)	(3,942)
	Amounts reclassified from accumulated other comprehensive loss	—	—	7,718	—

	Net change	98	(2,013)	5,098	(3,942)

	Ending balance	$(31,001)	$(35,219)	$(31,001)	$(35,219)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(102,867)	$(218,321)	$(104,302)	$(225,846)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	1,298	3,762	3,891	11,287
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(580)	—	(1,738)	—

	Net change	718	3,762	2,153	11,287

	Ending balance	$(102,149)	$(214,559)	$(102,149)	$(214,559)

Unrealized net holding gains (losses) on investments	Beginning Balance	$4,071	$23,990	$(48,344)	$154,568

	Other comprehensive income (loss) before reclassifications	(19,095)	(29,503)	33,320	(160,081)
	Amounts reclassified from accumulated other comprehensive income (loss)	(1,763)	—	(1,763)	—

	Net change	(20,858)	(29,503)	31,557	(160,081)

	Ending balance	$(16,787)	$(5,513)	$(16,787)	$(5,513)

Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$(396)	$1,498	$—	$(313)

	Other comprehensive (loss) income before reclassifications	(417)	(2,325)	(3,024)	1,436
	Amounts reclassified from other accumulated other comprehensive (loss) income	683	(888)	2,894	(2,838)

	Net change	266	(3,213)	(130)	(1,402)

	Ending balance	$(130)	$(1,715)	$(130)	$(1,715)

	Total	$(150,067)	$(257,006)	$(150,067)	$(257,006)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2014 and 2013.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Nine months ended
(In thousands)	Affected Line Item in the Consolidated Statements of Operations	September 30, 2014	2013	September 30, 2014	2013
Foreign Currency Translation
Cumulative translation adjustment reclassified into earnings	Other operating income	$—	$—	$(7,718)	$—

	Total before tax	—	—	(7,718)	—

	Total net of tax	$—	$—	$(7,718)	$—

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(2,127)	$(6,168)	$(6,379)	$(18,506)
Amortization of prior service cost	Personnel costs	950	—	2,850	—

	Total before tax	(1,177)	(6,168)	(3,529)	(18,506)

	Income tax benefit	459	2,406	1,376	7,219

	Total net of tax	$(718)	$(3,762)	$(2,153)	$(11,287)

Unrealized holding gains (losses) on investments
Realized loss on sale of securities	Net gain (loss) and valuation
	adjustments on investment securities	$1,763	$—	$1,763	$—

	Total before tax	1,763	—	1,763	—

	Income tax (expense) benefit	—	—	—	—

	Total net of tax	$1,763	$—	$1,763	$—

Unrealized net gains (losses) on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,120)	$1,456	$(4,745)	$4,652

	Total before tax	(1,120)	1,456	(4,745)	4,652

	Income tax benefit (expense)	437	(568)	1,851	(1,814)

	Total net of tax	$(683)	$888	$(2,894)	$2,838

	Total reclassification adjustments, net of tax	$362	$(2,874)	$(11,002)	$(8,449)

Note 23 – Guarantees

At September 30, 2014 the Corporation recorded a liability of $0.4 million (December 31, 2013 - $0.4 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2014 the Corporation serviced $ 2.2 billion (December 31, 2013 - $ 2.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2014, the Corporation repurchased approximately $ 21 million and $ 69 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2013 - $ 29 million and $ 95 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2014 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 51 million (December 31, 2013 - $ 41 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine month periods ended September 30, 2014 and 2013.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$47,892	$45,892	$41,463	$51,673
Provision for recourse liability	9,189	5,180	28,215	15,965
Net charge-offs / terminations	(5,885)	(7,243)	(18,482)	(23,809)

Balance as of end of period	$51,196	$43,829	$51,196	$43,829

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under BPPR’s representation and warranty arrangements for the nine months ended September 30, 2014 approximated $ 2.2 million, in unpaid principal balance, with losses amounting to $ 1.6 million, and $ 4.0 million and $ 0.8 million, respectively, for the same period of 2013. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

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

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2014 and 2013.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$15,919	$20,959	$19,277	$7,587
Additions for new sales	—	—	—	13,747
Provision (reversal) for representation and warranties	230	(1,100)	(1,235)	(975)
Net charge-offs / terminations	(7)	(945)	(1,900)	(1,445)

Balance as of end of period	$16,142	$18,914	$16,142	$18,914

In addition, at September 30, 2014, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2014, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 5 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2013 - $ 7 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2014, the Corporation serviced $ 15.8 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2013 - $ 16.3 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2014, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $33 million (December 31, 2013 - $29 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.2 billion at September 30, 2014 (December 31, 2013 - $ 0.2 billion). In addition, at September 30, 2014 and December 31, 2013, PIHC fully and unconditionally guaranteed on a subordinated basis $ 0.4 billion and $ 1.4 billion , respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit:
Credit card lines	$4,562,258	$4,594,676
Commercial lines of credit	2,166,706	2,569,377
Other unused credit commitments	304,394	326,874
Commercial letters of credit	2,351	3,059
Standby letters of credit	44,945	78,948
Commitments to originate or fund mortgage loans	37,418	47,722

Balances for the financial instruments presented in the above table as of September 30, 2014 are presented excluding discontinued operations.

At September 30, 2014, the Corporation maintained a reserve of approximately $13 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2013 - $7 million).

Other commitments

At September 30, 2014, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2013 - $10 million).

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

At September 30, 2014, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $823 million, of which approximately $727 million is outstanding ($1.2 billion and $950 million at December 31, 2013). Of the amount outstanding, $592 million consists of loans and $135 million are securities ($789 million and $161 million at December 31, 2013). Of this amount, $257 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $470 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at September 30, 2014, the Corporation had $362 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $281 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $49 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $32 million of industrial development notes ($52 million and $34 million at December 31, 2013).

Other contingencies

As indicated in Note 11 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $126 million at September 30, 2014 (December 31, 2013 - $128 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $56.5 million as of September 30, 2014. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

Ongoing Class Action Litigation

Banco Popular de Puerto Rico (“BPPR”) and Banco Popular North America (“BPNA”) are currently defendants in various class action lawsuits:

On November 21, 2012, BPNA was served with a putative class action complaint captioned Josefina Valle, et al. v. Popular Community Bank, filed in the New York State Supreme Court (New York County). Plaintiffs, existing BPNA customers, allege among other things that BPNA has engaged in unfair and deceptive acts and trade practices in connection with the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that BPNA improperly disclosed its consumer overdraft policies and, additionally, that the overdraft rates and fees assessed by BPNA violate New York’s usury laws. The complaint seeks unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

BPNA removed the case to federal court (S.D.N.Y.) and plaintiffs subsequently filed a motion to remand the action to state court, which the Court granted on August 6, 2013. A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part BPNA’s motion to dismiss. The sole surviving claim relates to BPNA’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. On October 21, 2014, BPNA filed a motion in opposition to plaintiffs’ motion for leave to amend the complaint.

Between December 2013 and January 2014, BPPR, BPNA and Popular, Inc., along with two executive officers, were served with a putative class action complaint captioned Neysha Quiles et al. v. Banco Popular de Puerto Rico et al. Plaintiffs essentially alleged that they and others, who have been employed by the Defendants as “bank tellers” and other similarly titled positions, were generally paid only for scheduled work time, rather than time actually worked. The Complaint sought to maintain a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of all individuals who were employed or were currently employed by the Defendants in Puerto Rico, the Virgin Islands, New York, New Jersey, Florida, California, and Illinois as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years and alleged the following claims under the FLSA against all Defendants: (i) failure to pay overtime premiums; and (ii) that the failure to pay was willful. Similar claims were brought under Puerto Rico law on behalf of all individuals who were employed or are currently employed by BPPR in Puerto Rico as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years. On January 31, 2014, the Popular defendants filed an answer to the complaint. On February 24, 2014, the parties reached an agreement to dismiss the complaint against BPNA and the named BPNA executive officer without prejudice. The parties recently submitted briefs for and against class certification, which are currently pending resolution. Discovery is ongoing.

On May 5, 2014, a putative class action captioned Nora Fernandez, et al. v. UBS, et al. was filed in the United States District Court for the Southern District of New York on behalf of investors in 23 Puerto Rico closed-end investment companies against various UBS entities, BPPR and Popular Securities. UBS Financial Services Incorporated of Puerto Rico is the sponsor and co-sponsor of all 23 funds, while BPPR was co-sponsor, together with UBS, of nine (9) of those funds. The plaintiffs allege breach of fiduciary duties, aiding and abetting breach of fiduciary duty and breach of contract against all defendants. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs requested the voluntary dismissal of their class action in the SDNY and on that same date, they filed a virtually identical complaint in the US District Court for the District of Puerto Rico (USDC-PR) and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. Recently, the UBS defendants filed an opposition to the consolidation request and demanded that the case be transferred back to the SDNY on the ground that the relevant agreements between the parties contain a clear and unambiguous choice of forum clause, with New York as the selected forum. The Popular defendants joined this motion. The motion remains pending to date.

On May 6, 2014, a putative class action captioned David Alvarez, et al. v. Banco Popular North America was filed in the Superior Court of the State of California for the County of Los Angeles. Plaintiffs generally assert that BPNA has engaged in purported violations of §2954.8(a) of the California Civil Code and §17200 et seq. of the California Business Professions Code, which allegedly require financial institutions that make loans secured by certain types of real property located within the state of California to pay interest to borrowers on impound account deposits at a statutory rate of not less than two percent (2%). Plaintiffs maintain that BPNA has not paid interest on such deposits and demand that BPNA be enjoined from engaging in further violations of these provisions and pay an unspecified amount of damages sufficient to repay the unpaid interest on these deposits. PHH Corporation, which acquired the loans at issue in this complaint, has tentatively agreed to indemnify and tender a defense on behalf of BPNA. The court recently entered an order staying all substantive activity, including any responsive pleading, until the initial conference scheduled for August 22, 2014. The parties have subsequently reached an agreement in principle. The settlement terms – which do not contemplate a payment by BPNA – are currently being discussed.

On October 7, 2014, BPNA was served with a putative class action complaint captioned Josefina Valle, et al. v. BPNA, filed in the United States District Court for the Southern District of New York. The complaint names the same plaintiffs who filed the above-described overdraft fee class action suit. Plaintiffs allege, among other things, that BPNA engages in unfair and deceptive acts and trade practices relative to the assessment of ATM fees on ATM transactions initialed at Allpoint branded ATMs. The complaint further alleges that BPNA is in violation of the Electronic Fund Transfer Act and Regulation E with respect to ATM fees. BPNA is investigating the allegations and will respond to the complaint as appropriate.

Other Matters

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities LLC, a wholly owned subsidiary of the Corporation (“Popular Securities”). Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 28 arbitration proceedings with aggregate claimed damages of approximately $98 million, including one arbitration with claimed damages of $60 million in which two other Puerto Rico broker-dealers are co-defendants. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. An adverse result in the matters described above could materially and adversely affect Popular Securities.

In addition, the Financial Industry Regulatory Authority (“FINRA”) notified Popular Securities that it is conducting an examination of broker-dealers in Puerto Rico, including Popular Securities, with respect to the sale of Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds. FINRA has completed its examination with respect to Popular Securities and the resolution of this matter is not expected to have a material effect on Popular Securities.

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

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC stated that it believed that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR had continued to calculate shared-loss claims for quarters subsequent to June 30, 2012 in accordance with its charge-off policy for non-covered assets.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claims with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under its commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also included requests for reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. The review board was comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators.

On October 17, 2014, BPPR and the FDIC settled the claims that had been submitted to the review board. The settlement provides for an agreed methodology for submitting claims for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. While the terms of the settlement could delay the timing of reimbursement of certain claims from the FDIC, the settlement is not expected to have a material adverse impact on BPPR’s current estimate of expected reimbursable losses for the covered portfolio through the end of the commercial loss share agreement in the quarter ending June 30, 2015.

As of September 30, 2014, BPPR had unreimbursed losses and expenses of $348.0 million under the commercial loss share agreement with the FDIC. On October 31, 2014, the Corporation received reimbursement of $74.1 million from the FDIC covering claims filed prior to September 30, 2014. Taking into consideration this payment and claims submitted through that date, the total unreimbursed losses totaled $273.9 million, of which $184.0 million was submitted to the FDIC on October 30, 2014 incorporating, for the first time, the charge-off methodology agreed upon in the settlement related to losses on loans for which the FDIC had previously refused to reimburse the Corporation. BPPR continues to work on processing claims, including those which had previously not been reimbursed by the FDIC and expects to complete this process before the expiration of the commercial loss share agreement in the quarter ending June 30, 2015. After giving effect to the claim submitted on October 30, 2014, the amount of claims pending to be submitted for reimbursement to the FDIC amounted to $89.9 million.

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2014.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 27 to the consolidated financial statements for additional information on the debt securities outstanding at September 30, 2014 and December 31, 2013, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Assets
Servicing assets:
Mortgage servicing rights	$109,402	$113,437

Total servicing assets	$109,402	$113,437

Other assets:
Servicing advances	$6,339	$1,416

Total other assets	$6,339	$1,416

Total assets	$115,741	$114,853

Maximum exposure to loss	$115,741	$114,853

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9 billion at September 30, 2014 (December 31, 2013 - $9.2 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2014 and December 31, 2013, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$—	$3,233
Advances under the working capital line	397	390
Advances under the advance facility	6,922	16,024

Total loans held-in-portfolio	$7,319	$19,647

Accrued interest receivable	$27	$65
Other assets:
Investment in PRLP 2011 Holdings LLC	$24,112	$26,596

Total assets	$31,458	$46,308

Deposits	$(2,627)	$(3,621)

Total liabilities	$(2,627)	$(3,621)

Total net assets	$28,831	$42,687

Maximum exposure to loss	$28,831	$42,687

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2014 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$107,757	$157,660
Advances under the working capital line	1,024	1,196
Advances under the advance facility	9,915	1,427

Total loans held-in-portfolio	$118,696	$160,283

Accrued interest receivable	$340	$436
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$30,950	$30,478

Total assets	$149,986	$191,197

Deposits	$(8,747)	$(20,808)

Total liabilities	$(8,747)	$(20,808)

Total net assets	$141,239	$170,389

Maximum exposure to loss	$141,239	$170,389

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2014 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 26 – Related party transactions with affiliated company / joint venture

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2014, the Corporation’s stake in EVERTEC was 14.8%. The investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 31 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2013 Annual Report for details.

The Corporation received $ 3.5 million in dividend distributions during the nine months ended September 30, 2014 from its investments in EVERTEC’s holding company (September 30, 2013 - $ 2.7 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	September 30, 2014	December 31, 2013
Equity investment in EVERTEC	$23,934	$19,931

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2014 and December 31, 2013. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2014	December 31, 2013
Accounts receivable (Other assets)	$5,200	$8,634
Deposits	(18,923)	(14,289)
Accounts payable (Other liabilities)	(16,356)	(15,862)

Net total	$(30,079)	$(21,517)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2014 and 2013.

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014
Share of income from the investment in EVERTEC	$2,772	$8,104
Share of other changes in EVERTEC’s stockholders’ equity	49	370

Share of EVERTEC’s changes in equity recognized in income	$2,821	$8,474

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Share of income (loss) from the investment in EVERTEC	$2,726	$(15,237)
Share of other changes in EVERTEC’s stockholders’ equity	157	36,642

Share of EVERTEC’s changes in equity recognized in income	$2,883	$21,405

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2014 and 2013. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014	Category
Interest expense on deposits	$(14)	$(53)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,596	19,724	Other service fees
Rental income charged to EVERTEC	1,724	5,151	Net occupancy
Processing fees on services provided by EVERTEC	(37,427)	(115,066)	Professional fees
Other services provided to EVERTEC	278	732	Other operating expenses

Total	$(28,843)	$(89,512)

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013	Category
Interest income on loan to EVERTEC	$—	$2,491	Interest income
Interest income on investment securities issued by EVERTEC	—	1,269	Interest income
Interest expense on deposits	(29)	(86)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,585	18,974	Other service fees
Debt prepayment penalty paid by EVERTEC	—	5,856	Net gain (loss) and valuation adjustments on investment securities
Consulting agreements fees paid by EVERTEC	—	9,854	Other operating income
Rental income charged to EVERTEC	1,690	5,054	Net occupancy
Processing fees on services provided by EVERTEC	(38,335)	(114,610)	Professional fees
Other services provided to EVERTEC	204	634	Other operating expenses

Total	$(29,885)	$(70,564)

EVERTEC has a letter of credit issued by BPPR, for an amount of $ 3.6 million at September 30, 2014 (December 31, 2013 - $ 3.6 million). The Corporation also agreed to maintain outstanding this letter of credit for a 5-year period which expires on September 30, 2015. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

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

(In thousands)	September 30, 2014	December 31, 2013
Equity investment in PRLP 2011 Holdings, LLC	$24,112	$26,596

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Loans	$7,319	$19,647
Accrued interest receivable	27	65
Deposits (non-interest bearing)	(2,627)	(3,621)

Net total	$4,719	$16,091

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters ended September 30, 2014 and 2013.

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(706)	$(2,484)

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Share of (loss) income from the equity investment in PRLP 2011 Holdings, LLC	$(9)	$2,721

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2014 and 2013.

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$84	$355	Interest income

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$266	$940	Interest income

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

(In thousands)	September 30, 2014	December 31, 2013
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$30,950	$30,478

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at September 30, 2014 and December 31, 2013.

(In thousands)	September 30, 2014	December 31, 2013
Loans	$118,696	$160,283
Accrued interest receivable	340	436
Deposits	(8,747)	(20,808)

Net total	$110,289	$139,911

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarter and nine months ended September 30, 2014 and 2013.

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014
Share of (loss) income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(1,152)	$298

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(51)	$(2,354)

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarter ended September 30, 2014 and 2013.

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$1,041	$3,385	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	—	70	Other service fees

Total	$1,041	$3,455

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$1,478	$1,594	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	105	150	Other service fees

Total	$1,583	$1,744

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 and on a nonrecurring basis in periods subsequent to initial recognition for the nine months ended September 30, 2014 and 2013:

At September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$592,810	$—	$592,810
Obligations of U.S. Government sponsored entities	—	1,973,405	—	1,973,405
Obligations of Puerto Rico, States and political subdivisions	—	66,118	—	66,118
Collateralized mortgage obligations - federal agencies	—	2,135,074	—	2,135,074
Collateralized mortgage obligations - private label	—	6	—	6
Mortgage-backed securities	—	938,643	5,926	944,569
Equity securities	303	3,938	—	4,241
Other	—	11,543	—	11,543

Total investment securities available-for-sale	$303	$5,721,537	$5,926	$5,727,766

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$8,194	$—	$8,194
Collateralized mortgage obligations	—	300	1,449	1,749
Mortgage-backed securities - federal agencies	—	110,468	7,534	118,002
Other	—	16,047	1,351	17,398

Total trading account securities	$—	$135,009	$10,334	$145,343

Mortgage servicing rights	$—	$—	$152,282	$152,282
Derivatives	—	25,850	—	25,850

Total assets measured at fair value on a recurring basis	$303	$5,882,396	$168,542	$6,051,241

Liabilities
Derivatives	$—	$(23,796)	$—	$(23,796)
Contingent consideration	—	—	(126,473)	(126,473)

Total liabilities measured at fair value on a recurring basis	$—	$(23,796)	$(126,473)	$(150,269)

At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$28,482	$—	$28,482
Obligations of U.S. Government sponsored entities	—	1,629,205	—	1,629,205
Obligations of Puerto Rico, States and political subdivisions	—	66,377	—	66,377
Collateralized mortgage obligations - federal agencies	—	2,418,296	—	2,418,296
Collateralized mortgage obligations - private label	—	513	—	513
Mortgage-backed securities	—	1,129,118	6,523	1,135,641
Equity securities	412	3,704	—	4,116
Other	—	12,170	—	12,170

Total investment securities available-for-sale	$412	$5,287,865	$6,523	$5,294,800

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$7,586	$—	$7,586
Collateralized mortgage obligations	—	426	1,423	1,849
Mortgage-backed securities - federal agencies	—	302,952	9,799	312,751
Other	—	15,545	1,929	17,474

Total trading account securities	$—	$326,509	$13,151	$339,660

Mortgage servicing rights	$—	$—	$161,099	$161,099
Derivatives	—	34,793	—	34,793

Total assets measured at fair value on a recurring basis	$412	$5,649,167	$180,773	$5,830,352

Liabilities
Derivatives	$—	$(32,378)	$—	$(32,378)
Contingent consideration	—	—	(128,299)	(128,299)

Total liabilities measured at fair value on a recurring basis	$—	$(32,378)	$(128,299)	$(160,677)

Nine months ended September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$53,796	$53,796	$(31,037)
Loans held-for-sale[2]	—	—	87,427	87,427	(38)
Other real estate owned[3]	—	4,605	74,631	79,236	(26,895)
Other foreclosed assets[3]	—	—	1,612	1,612	(1,269)

Total assets measured at fair value on a nonrecurring basis	$—	$4,605	$217,466	$222,071	$(59,239)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Nine months ended September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$31,628	$31,628	$(29,847)
Loans held-for-sale[2]	—	—	—	—	(364,820)
Other real estate owned[3]	—	3,094	74,114	77,208	(37,833)
Other foreclosed assets[3]	—	—	407	407	(261)

Total assets measured at fair value on a nonrecurring basis	$—	$3,094	$106,149	$109,243	$(432,761)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2014 and 2013.

Quarter ended September 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at June 30, 2014	$6,169	$1,494	$7,802	$1,283	$151,951	$168,699	$(127,551)	$(127,551)
Gains (losses) included in earnings	(1)	2	(20)	70	(2,588)	(2,537)	1,078	1,078
Gains (losses) included in OCI	(20)	—	—	—	—	(20)	—	—
Additions	—	7	127	—	2,919	3,053	—	—
Settlements	(222)	(55)	(376)	—	—	(653)	—	—

Balance at September 30, 2014	$5,926	$1,448	$7,533	$1,353	$152,282	$168,542	$(126,473)	$(126,473)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2014	$—	$2	$(4)	$107	$2,528	$2,633	$1,078	$1,078

Nine months ended September 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2014	$6,523	$1,423	$9,799	$1,929	$161,099	$180,773	$(128,299)	$(128,299)
Gains (losses) included in earnings	(4)	(9)	(134)	(576)	(18,424)	(19,147)	1,040	1,040
Gains (losses) included in OCI	(100)	—	—	—	—	(100)	—	—
Additions	—	270	778	—	9,611	10,659	—	—
Sales	—	—	(1,109)	—	—	(1,109)	—	—
Settlements	(493)	(236)	(1,801)	—	(4)	(2,534)	786	786

Balance at September 30, 2014	$5,926	$1,448	$7,533	$1,353	$152,282	$168,542	$(126,473)	$(126,473)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2014	$—	$(5)	$(70)	$(424)	$(3,314)	$(3,813)	$1,040	$1,040

Quarter ended September 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at June 30, 2013	$6,756	$1,653	$10,335	$2,042	$153,444	$174,230	$(119,253)	$(119,253)
Gains (losses) included in earnings	(2)	(4)	83	(69)	3,879	3,887	(5,322)	(5,322)
Gains (losses) included in OCI	44	—	—	—	—	44	—	—
Additions	—	—	343	—	4,910	5,253	—	—
Sales	—	(103)	(100)	—	—	(203)	—	—
Settlements	(100)	(67)	(625)	—	(788)	(1,580)	—	—

Balance at September 30, 2013	$6,698	$1,479	$10,036	$1,973	$161,445	$181,631	$(124,575)	$(124,575)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2013	$—	$1	$135	$—	$9,342	$9,478	$(5,322)	$(5,322)

Nine months ended September 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2013	$7,070	$2,499	$11,818	$2,240	$154,430	$178,057	$(112,002)	$(112,002)
Gains (losses) included in earnings	(5)	(3)	(91)	(267)	(6,862)	(7,228)	(12,573)	(12,573)
Gains (losses) included in OCI	(42)	—	—	—	—	(42)	—	—
Additions	—	25	601	—	15,107	15,733	—	—
Sales	—	(802)	(100)	—	—	(902)	—	—
Settlements	(325)	(240)	(2,192)	—	(1,230)	(3,987)	—	—

Balance at September 30, 2013	$6,698	$1,479	$10,036	$1,973	$161,445	$181,631	$(124,575)	$(124,575)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2013	$—	$4	$90	$(7)	$13,355	$13,442	$(12,573)	$(12,573)

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and nine months ended September 30, 2014 and 2013.

Gains and losses (realized and unrealized) included in earnings for the quarter and nine months ended September 30, 2014 and 2013 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2014		Nine months ended September 30, 2014
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(4)	$—
FDIC loss share (expense) income	1,078	1,078	1,040	1,040
Mortgage banking activities	(2,588)	2,528	(18,424)	(3,314)
Trading account profit (loss)	52	105	(719)	(499)

Total	$(1,459)	$3,711	$(18,107)	$(2,773)

	Quarter ended September 30, 2013		Nine months ended September 30, 2013
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(2)	$—	$(5)	$—
FDIC loss share (expense) income	(5,322)	(5,322)	(12,573)	(12,573)
Mortgage banking activities	3,879	9,342	(6,862)	13,355
Trading account profit (loss)	10	136	(361)	87

Total	$(1,435)	$4,156	$(19,801)	$869

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at September 30, 2014			Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,449			Discounted cash flow model	Weighted average life	2.2 years (0.6 - 5.0 years)
					Yield	3.9%(1.4% - 4.7%)
					Constant prepayment rate	23.9%(19.5% - 27.1%)

Other - trading	$816			Discounted cash flow model	Weighted average life	5.5 years
					Yield	12.0%
					Constant prepayment rate	10.8%

Mortgage servicing rights	$152,282			Discounted cash flow model	Prepayment speed	7.8%(5.6% - 23.1%)
					Weighted average life	12.8 years (4.3- 18.0 years)
					Discount rate	11.3%(9.5% - 15.0%)

Contingent consideration	$(126,473)			Discounted cash flow model	Credit loss rate on covered loans	8.1%(0.0% - 100.0%)
					Risk premium component
					of discount rate	5.0%

Loans held-in-portfolio	$53,136	[1	]	External appraisal	Haircut applied on
					external appraisals	16.5%(15.0% - 25.0%)

Other real estate owned	$79,236	[2	]	External appraisal	Haircut applied on
					external appraisals	15.5%(5.0% -35.0%)

Other foreclosed assets	$1,465	[3	]	External appraisal	Haircut applied on
					external appraisals	3.0%(1.0% -6.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other foreclosed assets in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at September 30, 2014 and December 31, 2013, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of September 30, 2014, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

	September 30, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$321,914	$321,914	$—	$—	$321,914
Money market investments	1,053,121	906,314	146,807	—	1,053,121
Trading account securities, excluding derivatives[1]	145,343	—	135,009	10,334	145,343
Investment securities available-for-sale[1]	5,727,766	303	5,721,537	5,926	5,727,766
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	111,292	—	—	101,513	101,513
Collateralized mortgage obligation-federal agency	101	—	—	107	107
Other	1,500	—	1,500	—	1,500

Total investment securities held-to-maturity	$112,893	$—	$1,500	$101,620	$103,120

Other investment securities:
FHLB stock	$66,233	$—	$66,233	$—	$66,233
FRB stock	79,826	—	79,826	—	79,826
Trust preferred securities	13,197	—	12,197	1,000	13,197
Other investments	1,912	—	—	4,519	4,519

Total other investment securities	$161,168	$—	$158,256	$5,519	$163,775

Loans held-for-sale	$178,008	$—	$92,459	$92,327	$184,786
Loans not covered under loss sharing agreement with the FDIC	18,837,529	—	—	17,629,704	17,629,704
Loans covered under loss sharing agreements with the FDIC	2,564,575	—	—	2,999,580	2,999,580
FDIC loss share asset	681,106	—	—	540,889	540,889
Mortgage servicing rights	152,282	—	—	152,282	152,282
Derivatives	25,850	—	25,850	—	25,850

	September 30, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$16,964,395	$—	$16,964,395	$—	$16,964,395
Time deposits	7,501,710	—	7,542,808	—	7,542,808

Total deposits	$24,466,105	$—	$24,507,203	$—	$24,507,203

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,650,712	$—	$1,654,179	$—	$1,654,179

Total assets sold under agreements to repurchase	$1,650,712	$—	$1,654,179	$—	$1,654,179

Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	810,202	—	823,243	—	823,243
Medium-term notes	679	—	—	691	691
Unsecured senior debt securities	450,000	—	455,423	—	455,423
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	376,031	—	376,031
Junior subordinated deferrable interest debentures (Troubled
Others	22,892	—	—	22,892	22,892

Total notes payable	$1,723,573	$—	$1,654,696	$23,583	$1,678,280

Derivatives	$23,796	$—	$23,796	$—	$23,796

Contingent consideration	$126,473	$—	$—	$126,473	$126,473

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,033,358	$—	$—	$1,680	$1,680
Letters of credit	47,296	—	—	544	544

[1]	Refer to Note 27 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$423,211	$423,211	$—	$—	$423,211
Money market investments	858,453	677,033	181,420	—	858,453
Trading account securities, excluding derivatives[1]	339,660	—	326,509	13,151	339,660
Investment securities available-for-sale[1]	5,294,800	412	5,287,865	6,523	5,294,800
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	113,881	—	—	94,712	94,712
Collateralized mortgage obligation-federal agency	115	—	—	122	122
Other	26,500	—	1,500	24,354	25,854

Total investment securities held-to-maturity	$140,496	$—	$1,500	$119,188	$120,688

Other investment securities:
FHLB stock	$85,245	$—	$85,245	$—	$85,245
FRB stock	80,385	—	80,385	—	80,385
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,925	—	—	4,699	4,699

Total other investment securities	$181,752	$—	$178,827	$5,699	$184,526

Loans held-for-sale	$110,426	$—	$3,155	$109,405	$112,560
Loans not covered under loss sharing agreement with the FDIC	21,073,403	—	—	19,070,337	19,070,337
Loans covered under loss sharing agreements with the FDIC	2,882,335	—	—	3,404,128	3,404,128
FDIC loss share asset	948,608	—	—	837,131	837,131
Mortgage servicing rights	161,099	—	—	161,099	161,099
Derivatives	34,793	—	34,793	—	34,793

	December 31, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,399,793	$—	$18,399,793	$—	$18,399,793
Time deposits	8,311,352	—	8,367,410	—	8,367,410

Total deposits	$26,711,145	$—	$26,767,203	$—	$26,767,203

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,021,102	$—	$1,025,628	$—	$1,025,628
Structured repurchase agreements	638,190	—	694,422	—	694,422

Total assets sold under agreements to repurchase	$1,659,292	$—	$1,720,050	$—	$1,720,050

Other short-term borrowings[2]	$401,200	$—	$401,200	$—	$401,200
Notes payable:
FHLB advances	589,229	—	604,976	—	604,976
Medium-term notes	689	—	—	716	716
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	348,222	—	348,222
Junior subordinated deferrable interest debentures (Troubled
Asset Relief Program)	531,540	—	—	1,006,638	1,006,638
Others	23,496	—	—	23,496	23,496

Total notes payable	$1,584,754	$—	$953,198	$1,030,850	$1,984,048

Derivatives	$32,378	$—	$32,378	$—	$32,378

Contingent consideration	$128,299	$—	$—	$128,299	$128,299

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,490,927	$—	$—	$2,571	$2,571
Letters of credit	82,007	—	—	901	901

[1]	Refer to Note 27 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of short-term borrowings.

Note 29 – Net income (loss) per common share

The following table sets forth the computation of net (loss) income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2014 and 2013:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2014	2013	2014	2013
Net income (loss) from continuing operations	$32,815	$225,513	$(230,266)	$407,640
Net income (loss) from discontinued operations	29,758	3,622	(132,066)	28,656
Preferred stock dividends	(930)	(931)	(2,792)	(2,792)
Deemed dividend on preferred stock	—	—	—	—

Net income (loss) applicable to common stock	$61,643	$228,204	$(365,124)	$433,504

Average common shares outstanding	102,953,328	102,714,262	102,845,402	102,666,570
Average potential dilutive common shares	199,588	303,181	—	348,104

Average common shares outstanding - assuming dilution	103,152,916	103,017,443	102,845,402	103,014,674

Basic EPS from continuing operations	$0.31	$2.18	$(2.27)	$3.94

Basic EPS from discontinued operations	$0.29	$0.04	$(1.28)	$0.28

Total Basic EPS	$0.60	$2.22	$(3.55)	$4.22

Diluted EPS from continuing operations	$0.31	$2.18	$(2.27)	$3.93

Diluted EPS from discontinued operations	$0.29	$0.04	$(1.28)	$0.28

Total Diluted EPS	$0.60	$2.22	$(3.55)	$4.21

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

For the quarter and nine months ended September 30, 2014, there were 44,797 and 45,343 weighted average antidilutive stock options outstanding, respectively (September 30, 2013 – 101,755 and 103,047). For the nine months ended September 30, 2014, the Corporation has 510,449 unvested restricted stocks outstanding that were antidilutive.

Note 30 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Debit card fees	$10,673	$10,667	$32,217	$31,127
Insurance fees	12,322	12,409	36,447	35,566
Credit card fees	17,078	16,734	50,146	48,553
Sale and administration of investment products	6,605	8,981	20,518	27,941
Trust fees	4,711	4,148	13,740	12,760
Other fees	3,450	4,102	11,057	13,317

Total other services fees	$54,839	$57,041	$164,125	$169,264

Note 31 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Amortization of loss share indemnification asset	$(42,524)	$(37,681)	$(163,565)	$(116,442)
Reversal of accelerated amortization in prior periods	15,046	—	15,046	—
80% mirror accounting on credit impairment losses[1]	9,863	13,946	35,325	53,329
80% mirror accounting on reimbursable expenses	15,545	25,641	39,375	45,555
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(2,633)	(11,533)	(10,582)	(14,802)
80% mirror accounting on amortization of contingent liability on unfunded commitments	—	(87)	—	(473)
Change in true-up payment obligation	1,078	(5,322)	1,040	(12,573)
Other	(1,239)	170	(970)	519

Total FDIC loss share (expense) income	$(4,864)	$(14,866)	$(84,331)	$(44,887)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

As discussed in Note 1, the FDIC indemnity asset amortization for the third quarter of 2014 included a benefit of approximately $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods. This amount will be recognized as expense over the remaining portion of the Loss Sharing Agreement that expires in the quarter ending June 30, 2015.

During the second quarter of 2014, the Corporation revised its analysis of expected cash flows which resulted in a net decrease of approximately $102.9 million in estimated credit losses, which was driven mainly by commercial loan pools. Though this will have a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. This amortization is recognized over the shorter of the remaining life of the loan pools, which had an average life of approximately six years, or the indemnification asset, which expires at June 30, 2015, for commercial, construction and consumer loans and June 30, 2020 for single-family residential mortgage loans.

Note 32 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2014	2013	2014	2013
Interest Cost	$7,461	$6,966	$415	$373
Expected return on plan assets	(11,630)	(10,804)	(606)	(542)
Amortization of net loss	2,019	5,363	108	332

Total net periodic pension cost (benefit)	$(2,150)	$1,525	$(83)	$163

	Pension Plans		Benefit Restoration Plans
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Interest Cost	$22,383	$20,897	$1,244	$1,120
Expected return on plan assets	(34,891)	(32,412)	(1,816)	(1,625)
Amortization of net loss	6,056	16,089	323	998

Total net periodic pension cost (benefit)	$(6,452)	$4,574	$(249)	$493

During the quarter ended September 30, 2014 the Corporation made a contribution to the benefit restoration plans of $13 thousand. The total contributions expected to be paid during the year 2014 for the pension and benefit restoration plans amount to approximately $51 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$364	$564	$1,093	$1,693
Interest cost	1,712	1,712	5,135	5,136
Amortization of prior service cost	(950)	—	(2,850)	—
Amortization of net loss	—	473	—	1,419

Total net periodic postretirement benefit cost	$1,126	$2,749	$3,378	$8,248

Contributions made to the postretirement benefit plan for the quarter ended September 30, 2014 amounted to approximately $1.5 million. The total contributions expected to be paid during the year 2014 for the postretirement benefit plan amount to approximately $6.2 million.

Note 33 - Stock-based compensation

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

(Not in thousands)
Exercise price per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$272.00	44,797	$272.00	0.38	44,797	$272.00

There was no intrinsic value of options outstanding and exercisable at September 30, 2014 and 2013.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2012	160,986	$222.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(60,549)	171.42

Outstanding at December 31, 2013	100,437	$253.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,640)	238.85

Outstanding at September 30, 2014	44,797	$272.00

There was no stock option expense recognized for the quarters and nine months ended September 30, 2014 and 2013.

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on 2014 was modified as follows, the first part ratably over four years commencing at the date of the grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The four year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service or 60 years of age and 5 years of service. The restricted shares granted consistent with the requirements of the TARP Interim Final Rule vest in two years from grant date.

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	491,223	$20.59
Granted	229,131	28.20
Vested	(131,324)	31.23
Forfeited	(3,783)	24.63

Non-vested at December 31, 2013	585,247	$21.16
Granted	235,112	29.56
Vested	(302,517)	18.78
Forfeited	(7,393)	29.49

Non-vested at September 30, 2014	510,449	$26.32

During the quarter ended September 30, 2014 and 2013, no shares of restricted stock were awarded to management under the Incentive Plan. For the nine-month period ended September 30, 2014, 235,112 shares of restricted stock (September 30, 2013 – 229,131) were awarded to management under the Incentive Plan, from which 162,332 shares (September 30, 2013 – 165,304) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended September 30, 2014, the Corporation recognized $ 1.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.2 million (September 30, 2013 - $ 1.4 million, with a tax benefit of $ 0.4 million). For the nine-month period ended September 30, 2014, the Corporation recognized $ 4.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.7 million (September 30, 2013 - $ 3.9 million, with a tax benefit of $ 1.2 million). For the nine-month period ended September 30, 2014, the fair market value of the restricted stock vested was $5.6 million at grant date and $8.8 million at vesting date. This triggers a windfall, net of shortfalls, of $1.2 million of which $0.4 million was recorded as a windfall pool in additional paid in capital. No windfall pool was recorded for the remaining $0.8 million due to the valuation allowance of the deferred tax asset. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2014 was $ 8.6 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	20,930	29.43
Vested	(20,930)	29.43
Forfeited	—	—

Non-vested at December 31, 2013	—	$—
Granted	21,051	30.26
Vested	(21,051)	30.26
Forfeited	—	—

Non-vested at September 30, 2014	—	$—

During the quarter ended September 30, 2014, the Corporation granted 2,318 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2013 – 1,669). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $14 thousand (September 30, 2013 - $0.1 million, with a tax benefit of $46 thousand). For the nine-month period ended September 30, 2014, the Corporation granted 21,051 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2013 – 18,885). During this period, the Corporation recognized $0.4 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $43 thousand (September 30, 2013 - $0.4 million, with a tax benefit of $0.1 million). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2014 for directors was $ 0.6 million.

Note 34 – Income taxes

A reconciliation of the income tax expense computed by applying the Puerto Rico statutory tax rate to the income before provision for income taxes and the reported income tax expense is presented below:

	Quarters ended
	September 30, 2014		September 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$23,198	39%	$94,880	39%
Net benefit of tax exempt interest income	(12,663)	(21)	(7,608)	(3)
Deferred tax asset valuation allowance	(3,120)	(5)	(2,399)	(1)
Non-deductible expenses	90	—	8,085	3
Difference in tax rates due to multiple jurisdictions	(2,240)	(4)	(2,348)	(1)
Initial adjustment in deferred tax due to change in tax rate	20,048	34	—	—
Effect of income subject to preferential tax rate	(3,385)	(6)	(57,565)	(24)
Unrecognized tax benefits	(3,601)	(6)	(7,727)	(3)
Others	8,340	14	(7,550)	(3)

Income tax expense	$26,667	45%	$17,768	7%

	Nine months ended
	September 30, 2014		September 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense (benefit) at statutory rates	$(71,939)	39%	$51,149	39%
Net benefit of tax exempt interest income	(37,607)	21	(27,484)	(21)
Deferred tax asset valuation allowance	(17,303)	9	(5,374)	(4)
Non-deductible expenses	178,219	(97)	23,844	18
Difference in tax rates due to multiple jurisdictions	(12,728)	7	(8,296)	(6)
Initial adjustment in deferred tax due to change in tax rate	20,048	(11)	(197,467)	(151)
Effect of income subject to preferential tax rate[1]	(21,940)	12	(102,878)	(78)
Unrecognized tax benefits	(3,601)	2	(7,727)	(6)
Others	12,658	(7)	(2,256)	(2)

Income tax expense (benefit)	$45,807	(25)%	$(276,489)	(211)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Income tax expense amounted to $26.7 million for the quarter ended September 30, 2014, compared with $17.8 million for the same quarter of 2013. On July 1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an income tax expense of $20.0 million during the third quarter of 2014, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank. Also, during the third quarter of 2014, $3.6 million of reserves for uncertain tax positions were reversed due to the expiration of the statute of limitation in the Puerto Rico operations compared with $7.7 million during the same quarter of 2013.

Income tax expense amounted to $45.8 million for the nine months ended September 30, 2014, compared with an income tax benefit of $276.5 million for the same period of 2013. The increase in income tax expense was primarily due to the recognition during the year 2013 of a tax benefit and a corresponding increase in the net deferred tax asset of the Puerto Rico operations as result of the increase in the marginal tax rate from 30% to 39% per Act Number 40 of the Puerto Rico Internal Revenue Code applicable to taxable years beginning after December 31, 2012. In addition, during 2013 the income tax benefit increased due to the loss generated on the Puerto Rico operations by the sale of non-performing assets net of the gain realized on the sale of EVERTEC’s common stock.

For the nine months ended September 30, 2014, the non deductible expenses increased due to the interest expense on the early extinguishment of the note issued to the U.S. Treasury under TARP which is non-tax deductible.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	September 30, 2014	December 31, 2013
Deferred tax assets:
Tax credits available for carryforward	$12,023	$8,195
Net operating loss and other carryforward available	1,245,909	1,269,523
Postretirement and pension benefits	46,305	51,742
Deferred loan origination fees	6,835	7,164
Allowance for loan losses	728,334	760,956
Deferred gains	8,333	9,313
Accelerated depreciation	7,833	7,577
Intercompany deferred gains	2,767	3,235
Other temporary differences	26,989	34,443

Total gross deferred tax assets	2,085,328	2,152,148

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities
recognized in purchase business combinations	34,764	37,938
FDIC-assisted transaction	83,770	79,381
Unrealized net gain on trading and available-for-sale securities	16,290	3,822
Other temporary differences	17,465	13,387

Total gross deferred tax liabilities	152,289	134,528

Valuation allowance	1,210,780	1,257,977

Net deferred tax asset	$722,259	$759,643

The net deferred tax asset shown in the table above at September 30, 2014 is reflected in the consolidated statements of financial condition as $758 million in net deferred tax assets in the “Other assets” caption (December 31, 2013 - $762 million) and $36 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2013 - $2 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation recorded a valuation allowance in the year 2008 since in consideration of the requirement of ASC 740 management considered that it is more likely than not that all of the U.S. operation deferred tax asset will not be realized. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland management evaluates and weights all available positive and negative evidence. The Corporation’s U.S. mainland operations is not in a cumulative loss position for the three-year period ended September 30, 2014 taking into account taxable income exclusive of reversing temporary differences

(“adjusted book income”). This represents positive evidence within management’s evaluation. However, the book income for 2013 and the first nine months of 2014 was significantly impacted by a reversal of the loan loss provision due to the improved credit quality of the loan portfolios. In addition, the U.S. mainland operations did not report taxable income for the years 2011, 2012 and 2013, although it currently reflects taxable income for the nine months ended September 30, 2014. Future realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under the tax law. The lack of taxable income together with the fact that historic book income has been positively impacted by a reversal of loan loss provision that is not expected to be a continuing condition and the uncertainties regarding future performance represents strong negative evidence within management’s evaluation. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Corporation will not be able to realize any portion of the deferred tax assets related to the U.S. mainland operations, considering the criteria of ASC Topic 740. This determination is updated each quarter and adjusted as any changes arise.

At September 30, 2014, the Corporation’s net deferred tax asset related to its Puerto Rico operations amounted to $755 million net of the valuation allowance of $14.1 million recorded in the Holding Company.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended September 30, 2014, exclusive of the loss generated on the sales of non-performing assets that took place in 2013 which is not a continuing condition of the operations. This is considered a strong piece of objectively verifiable positive evidence that out weights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss position for the three year period ended September 30, 2014. However, after the payment of TARP, the interest expense that will be paid on the newly issued $450 million subordinated notes, bearing interest at 7%, will be tax deductible, contrary to the interest expense payable on the note issued to the U.S. Treasury under TARP. Based on this new fact pattern the Holding Company is expecting to have losses for income tax purposes exclusive of reversing temporary differences. Since as required by ASC 740 the historical information should be supplemented by all currently available information about future years, the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance on the deferred tax asset of $14.1 million was recorded during the year 2014.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2014	2013
Balance at January 1	$9.8	$13.4
Additions for tax positions - January through March	0.3	0.2

Balance at March 31	$10.1	$13.6
Additions for tax positions - April through June	0.2	0.3

Balance at June 30	$10.3	$13.9
Additions for tax positions - July through September	0.3	0.3
Reduction as a result of lapse of statute of limitations - July through September	(2.5)	(5.7)

Balance at September 30	$8.1	$8.5

At September 30, 2014, the total amount of interest recognized in the statement of financial condition approximated $3.0 million (December 31, 2013 - $3.6 million). The total interest expense recognized at September 2014 was $452 thousand (December 31, 2013 - $1.4 million). Management determined that at September 30, 2014 and December 31, 2013 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $9.7 million at September 30, 2014 (December 31, 2013 - $11.9 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2014, the following years remain subject to examination in the U.S. Federal jurisdiction: 2011 and thereafter; and in the Puerto Rico jurisdiction, 2010 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $7.1 million.

Note 35 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2014 and September 30, 2013 are listed in the following table:

(In thousands)	September 30, 2014	September 30, 2013
Non-cash activities:
Loans transferred to other real estate	$118,098	$188,275
Loans transferred to other property	30,062	24,974

Total loans transferred to foreclosed assets	148,160	213,249
Transfers from loans held-in-portfolio to loans held-for-sale	2,114,589	442,003
Transfers from loans held-for-sale to loans held-in-portfolio	3,913	25,245
Loans securitized into investment securities[1]	695,416	1,149,199
Trades receivables from brokers and counterparties	77,618	85,746
Trades payables to brokers and counterparties	654	161,452
Recognition of mortgage servicing rights on securitizations or asset transfers	9,611	15,062
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	—	194,514

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

During the quarter ended September 30, 2014 BPNA completed the sale of its Illinois and Central Florida regional operations. As part of these transactions, BPNA made a net cash disbursement of $234.0 million for consideration of the assets and liabilities sold, as follows:

(In thousands)	September 30, 2014
Loans held-for-sale	$660,891
Premises and equipment, net	8,440
Other assets	9,021
Deposits	(938,758)
Other liabilities	(1,586)

Net liabilities sold	$(261,992)

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2014, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2014
For the quarter ended September 30, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$315,743	$26,399	$—
Provision for loan losses	74,350	6,298	—
Non-interest income	97,592	17,394	—
Amortization of intangibles	1,824	202	—
Depreciation expense	9,770	1,632	—
Other operating expenses	233,797	46,183	—
Income tax expense	31,374	847	—

Net income (loss)	$62,220	$(11,369)	$—

Segment assets	$26,765,013	$6,004,162	$(24,265)

For the quarter ended September 30, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$342,142	$(15,721)	$—	$326,421
Provision (reversal of provision) for loan losses	80,648	(19)	—	80,629
Non-interest income	114,986	9,401	(57)	124,330
Amortization of intangibles	2,026	—	—	2,026
Depreciation expense	11,402	165	—	11,567
Other operating expenses	279,980	17,746	(679)	297,047
Income tax expense (benefit)	32,221	(5,796)	242	26,667

Net income (loss)	$50,851	$(18,416)	$380	$32,815

Segment assets	$32,744,910	$4,909,361	$(4,684,229)	$32,970,042

For the nine months ended September 30, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$977,692	$126,518	$—
Provision (reversal of provision) for loan losses	240,619	(18,281)	—
Non-interest income	204,186	46,183	—
Amortization of intangibles	5,470	607	—
Depreciation expense	29,092	5,016	—
Other operating expenses	654,842	122,185	—
Income tax expense	53,359	2,539	—

Net income	$198,496	$60,635	$—

Segment assets	$26,765,013	$6,004,162	$(24,265)

For the nine months ended September 30, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,104,210	$(485,999)	$—	$618,211
Provision (reversal of provision) for loan losses	222,338	(195)	—	222,143
Non-interest income	250,369	34,157	(1,375)	283,151
Amortization of intangibles	6,077	—	—	6,077
Depreciation expense	34,108	490	—	34,598
Other operating expenses	777,027	48,048	(2,072)	823,003
Income tax expense (benefit)	55,898	(10,363)	272	45,807

Net income (loss)	$259,131	$(489,822)	$425	$(230,266)

Segment assets	$32,744,910	$4,909,361	$(4,684,229)	$32,970,042

2013
For the quarter ended September 30, 2013
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$309,946	$49,985	$—
Provision (reversal of provision) for loan losses	67,856	(1,760)	—
Non-interest income	90,995	11,183	—
Amortization of intangibles	1,788	202	—
Depreciation expense	9,630	1,992	—
Other operating expenses	232,612	38,237	—
Income tax expense	26,407	937	—

Net income	$62,648	$21,560	$—

For the quarter ended September 30, 2013
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$359,931	$(28,919)	$—	$331,012
Provision for loan losses	66,096	52	—	66,148
Non-interest income	102,178	184,583	(52)	286,709
Amortization of intangibles	1,990	—	—	1,990
Depreciation expense	11,622	159	—	11,781
Loss on early extinguishment of debt	—	3,388	—	3,388
Other operating expenses	270,849	20,983	(699)	291,133
Income tax expense (benefit)	27,344	(9,799)	223	17,768

Net income	$84,208	$140,881	$424	$225,513

For the nine months ended September 30, 2013
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$929,722	$142,861	$—
Provision for loan losses	545,685	1,555	—
Non-interest income	210,703	25,615	—
Amortization of intangibles	5,363	606	—
Depreciation expense	29,702	6,068	—
Other operating expenses	707,973	112,879	—
Income tax (benefit) expense	(262,224)	2,809	—

Net income	$113,926	$44,559	$—

For the nine months ended September 30, 2013
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,072,583	$(82,516)	$—	$990,067
Provision for loan losses	547,240	32	—	547,272
Non-interest income	236,318	370,869	(1,450)	605,737
Amortization of intangibles	5,969	—	—	5,969
Depreciation expense	35,770	484	—	36,254
Loss on early extinguishment of debt	—	3,388	—	3,388
Other operating expenses	820,852	52,985	(2,067)	871,770
Income tax benefit	(259,415)	(17,190)	116	(276,489)

Net income	$158,485	$248,654	$501	$407,640

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2014
For the quarter ended September 30, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$126,393	$187,120	$2,230	$—	$315,743
Provision for loan losses	24,811	49,539	—	—	74,350
Non-interest (expense) income	(421)	74,999	23,060	(46)	97,592
Amortization of intangibles	1	1,708	115	—	1,824
Depreciation expense	4,166	5,331	273	—	9,770
Other operating expenses	69,124	147,557	17,162	(46)	233,797
Income tax expense	8,780	20,174	2,420	—	31,374

Net income	$19,090	$37,810	$5,320	$—	$62,220

Segment assets	$10,292,238	$18,349,454	$617,315	$(2,493,994)	$26,765,013

For the nine months ended September 30, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$402,759	$567,816	$7,117	$—	$977,692
Provision for loan losses	132,879	107,740	—	—	240,619
Non-interest (expense) income	(6,878)	141,393	69,753	(82)	204,186
Amortization of intangibles	3	5,126	341	—	5,470
Depreciation expense	12,189	16,061	842	—	29,092
Other operating expenses	183,889	421,777	49,258	(82)	654,842
Income tax expense	10,698	33,776	8,885	—	53,359

Net income	$56,223	$124,729	$17,544	$—	$198,496

Segment assets	$10,292,238	$18,349,454	$617,315	$(2,493,994)	$26,765,013

2013
For the quarter ended September 30, 2013
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$122,706	$184,522	$2,718	$—	$309,946
Provision for loan losses	6,898	60,958	—	—	67,856
Non-interest income	10,231	61,736	19,044	(16)	90,995
Amortization of intangibles	1	1,708	79	—	1,788
Depreciation expense	4,066	5,260	304	—	9,630
Other operating expenses	75,088	140,933	16,607	(16)	232,612
Income tax expense	19,411	5,701	1,295	—	26,407

Net income	$27,473	$31,698	$3,477	$—	$62,648

For the nine months ended September 30, 2013
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$355,225	$567,223	$7,274	$—	$929,722
Provision for loan losses	146,510	399,175	—	—	545,685
Non-interest (expense) income	(35,253)	176,172	69,835	(51)	210,703
Amortization of intangibles	3	5,127	233	—	5,363
Depreciation expense	12,906	15,874	922	—	29,702
Other operating expenses	222,384	434,810	50,830	(51)	707,973
Income tax (benefit) expense	(73,123)	(196,194)	7,093	—	(262,224)

Net income	$11,292	$84,603	$18,031	$—	$113,926

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2014
For the quarter ended September 30, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$25,575	$824	$—	$26,399
Provision for loan losses	5,804	494	—	6,298
Non-interest income	17,019	375	—	17,394
Amortization of intangibles	202	—	—	202
Depreciation expense	1,632	—	—	1,632
Other operating expenses	45,504	679	—	46,183
Income tax expense	847	—	—	847

Net (loss) income	$(11,395)	$26	$—	$(11,369)

Segment assets	$6,727,781	$270,083	$(993,702)	$6,004,162

For the nine months ended September 30, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$124,287	$2,231	$—	$126,518
Reversal of provision for loan losses	(15,963)	(2,318)	—	(18,281)
Non-interest income	44,284	1,899	—	46,183
Amortization of intangibles	607	—	—	607
Depreciation expense	5,016	—	—	5,016
Other operating expenses	120,301	1,884	—	122,185
Income tax expense	2,539	—	—	2,539

Net income	$56,071	$4,564	$—	$60,635

Segment assets	$6,727,781	$270,083	$(993,702)	$6,004,162

2013
For the quarter ended September 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$49,265	$720	$—	$49,985
Reversal of provision for loan losses	(29)	(1,731)	—	(1,760)
Non-interest income	9,326	1,857	—	11,183
Amortization of intangibles	202	—	—	202
Depreciation expense	1,992	—	—	1,992
Other operating expenses	37,628	609	—	38,237
Income tax expense	937	—	—	937

Net income	$17,861	$3,699	$—	$21,560

For the nine months ended September 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$140,493	$2,368	$—	$142,861
(Reversal of provision) provision for loan losses	(1,216)	2,771	—	1,555
Non-interest income	25,456	159	—	25,615
Amortization of intangibles	606	—	—	606
Depreciation expense	6,068	—	—	6,068
Other operating expenses	111,002	1,877	—	112,879
Income tax expense	2,809	—	—	2,809

Net income (loss)	$46,680	$(2,121)	$—	$44,559

Geographic Information

	Quarter ended		Nine months ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:[1]
Puerto Rico	$384,805	$540,721	$661,565	$1,378,361
United States	47,519	57,504	174,994	157,955
Other	18,427	19,496	64,803	59,488

Total consolidated revenues	$450,751	$617,721	$901,362	$1,595,804

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	September 30, 2014	December 31, 2013
Puerto Rico
Total assets	$25,616,813	$25,714,758
Loans	17,657,925	18,107,764
Deposits	19,995,426	19,730,408
United States
Total assets	$6,228,593	$8,897,535
Loans	3,747,907	5,839,115
Deposits	3,530,796	6,007,159
Other
Total assets	$1,124,636	$1,137,040
Loans	785,655	759,840
Deposits [1]	939,883	973,578

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 37 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to September 30, 2014.

On November 8, 2014, the Corporation completed the sale of the California regional operations. The Corporation sold 20 branches and transferred $1.1 billion in loans and $1.1 billion in deposits to Banc of California National Association, a wholly owned subsidiary of Banc of California, Inc. The transaction is expected to result in a net premium estimated at approximately $4 million, before customary transaction costs. The Corporation agreed to provide, subject to certain limitations, customary indemnification to the purchaser, including with respect to certain pre-closing liabilities and violations of representations and warranties. The Corporation also agreed to indemnify the purchaser for up to 1.5% of credit losses on transferred loans for a period of two years after the closing. Pursuant to this indemnification provision, the Corporation’s maximum exposure is approximately $16 million.

Note 38 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2014 and December 31, 2013, and the results of their operations and cash flows for periods ended September 30, 2014 and 2013.

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

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At September 30, 2014, BPPR could have declared a dividend of approximately $503 million (December 31, 2013 - $504 million). On October 20, 2014, the Memorandum of Understanding (the “MOU”) entered into on July 20, 2011 between Popular, Inc., BPPR, the Federal Reserve Bank of New York (the “FRB-NY”) and the Office of the Commissioner of Financial Institutions of Puerto Rico was lifted. The MOU provided, among other things, for the Corporation to take steps to improve its credit risk management practices and asset quality, and for the Corporation to develop strategic plans to improve earnings and to develop capital plans. The MOU also required the Corporation to obtain approval from the applicable MOU counterparties prior to, among other things, declaring or paying dividends, purchasing or redeeming any shares of its stock, consummating acquisitions or mergers, or making any distributions on its trust preferred securities or subordinated debentures. The MOU entered into between BPNA, the FRB-NY and the New York State Department of Financial Services (the “NYSDFS”) on July 25, 2011 remains outstanding. BPNA could not declare any dividends without the approval of the Federal Reserve Board and the NYSDFS.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2014
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$4,329	$610	$321,756	$(4,781)	$321,914
Money market investments	19,718	1,573	1,034,403	(2,573)	1,053,121
Trading account securities, at fair value	1,600	—	143,743	—	145,343
Investment securities available-for-sale, at fair value	217	—	5,727,549	—	5,727,766
Investment securities held-to-maturity, at amortized cost	—	—	112,893	—	112,893
Other investment securities, at lower of cost or realizable value	9,850	4,492	146,826	—	161,168
Investment in subsidiaries	4,899,799	1,354,550	—	(6,254,349)	—
Loans held-for-sale, at lower of cost or fair value	—	—	178,008	—	178,008

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	72,598	—	19,449,005	(70,926)	19,450,677
Loans covered under loss sharing agreements with the FDIC	—	—	2,654,263	—	2,654,263
Less - Unearned income	—	—	91,461	—	91,461
Allowance for loan losses	12	—	611,363	—	611,375

Total loans held-in-portfolio, net	72,586	—	21,400,444	(70,926)	21,402,104

FDIC loss share asset	—	—	681,106	—	681,106
Premises and equipment, net	2,036	—	495,075	—	497,111
Other real estate not covered under loss sharing agreements with the FDIC	110	—	135,146	—	135,256
Other real estate covered under loss sharing agreements with the FDIC	—	—	151,382	—	151,382
Accrued income receivable	55	31	116,666	(6)	116,746
Mortgage servicing assets, at fair value	—	—	152,282	—	152,282
Other assets	64,584	26,946	1,556,988	(13,699)	1,634,819
Goodwill	—	—	461,247	(1)	461,246
Other intangible assets	554	—	37,223	—	37,777
Assets from discontinued operations	—	—	1,129,053	—	1,129,053

Total assets	$5,075,438	$1,388,202	$33,981,790	$(6,346,335)	$34,099,095

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,526,196	$($4,781)	$5,521,415
Interest bearing	—	—	18,947,263	($2,573)	18,944,690

Total deposits	—	—	24,473,459	(7,354)	24,466,105

Federal funds purchased and assets sold under agreements to repurchase	—	—	1,650,712	—	1,650,712
Other short-term borrowings	—	8,126	64,000	(70,926)	1,200
Notes payable	740,812	149,663	833,098	—	1,723,573
Other liabilities	36,234	4,580	825,729	(14,192)	852,351
Liabilities from discontinued operations	—	—	1,106,762	—	1,106,762

Total liabilities	777,046	162,369	28,953,760	(92,472)	29,800,703

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,036	2	56,307	(56,309)	1,036
Surplus	4,163,363	4,269,208	5,907,664	(10,168,345)	4,171,890
Retained earnings (accumulated deficit)	237,833	(3,030,906)	(786,679)	3,809,058	229,306
Treasury stock, at cost	(3,933)	—	—	—	(3,933)
Accumulated other comprehensive loss, net of tax	(150,067)	(12,471)	(149,262)	161,733	(150,067)

Total stockholders’ equity	4,298,392	1,225,833	5,028,030	(6,253,863)	4,298,392

Total liabilities and stockholders’ equity	$5,075,438	$1,388,202	$33,981,790	$(6,346,335)	$34,099,095

Condensed Consolidating Statement of Financial Condition

	At December 31, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$10,595	$616	$422,967	$(10,967)	$423,211
Money market investments	18,721	4,804	839,732	(4,804)	858,453
Trading account securities, at fair value	1,353	—	338,390	—	339,743
Investment securities available-for-sale, at fair value	204	—	5,294,596	—	5,294,800
Investment securities held-to-maturity, at amortized cost	—	—	140,496	—	140,496
Other investment securities, at lower of cost or realizable value	10,850	4,492	166,410	—	181,752
Investment in subsidiaries	4,856,566	1,670,809	—	(6,527,375)	—
Loans held-for-sale, at lower of cost or fair value	—	—	110,426	—	110,426

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	521,092	—	21,702,418	(519,500)	21,704,010
Loans covered under loss sharing agreements with the FDIC	—	—	2,984,427	—	2,984,427
Less - Unearned income	—	—	92,144	—	92,144
Allowance for loan losses	304	—	640,251	—	640,555

Total loans held-in-portfolio, net	520,788	—	23,954,450	(519,500)	23,955,738

FDIC loss share asset	—	—	948,608	—	948,608
Premises and equipment, net	2,135	—	517,381	—	519,516
Other real estate not covered under loss sharing agreements with the FDIC	—	—	135,501	—	135,501
Other real estate covered under loss sharing agreements with the FDIC	—	—	168,007	—	168,007
Accrued income receivable	64	114	131,368	(10)	131,536
Mortgage servicing assets, at fair value	—	—	161,099	—	161,099
Other assets	66,577	19,407	1,642,760	(41,186)	1,687,558
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	44,578	—	45,132

Total assets	$5,488,407	$1,700,242	$35,664,526	$(7,103,842)	$35,749,333

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,933,649	$(10,967)	$5,922,682
Interest bearing	—	—	20,793,267	(4,804)	20,788,463

Total deposits	—	—	26,726,916	(15,771)	26,711,145

Assets sold under agreements to repurchase	—	—	1,659,292	—	1,659,292
Other short-term borrowings	—	—	920,700	(519,500)	401,200
Notes payable	822,351	149,663	612,740	—	1,584,754
Other liabilities	39,906	39,245	728,899	(41,258)	766,792

Total liabilities	862,257	188,908	30,648,547	(576,529)	31,123,183

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,034	2	56,079	(56,081)	1,034
Surplus	4,161,625	4,479,208	6,056,774	(10,527,455)	4,170,152
Retained earnings (accumulated deficit)	602,957	(2,940,509)	(907,972)	3,839,954	594,430
Treasury stock, at cost	(881)	—	—	—	(881)
Accumulated other comprehensive loss, net of tax	(188,745)	(27,367)	(188,902)	216,269	(188,745)

Total stockholders’ equity	4,626,150	1,511,334	5,015,979	(6,527,313)	4,626,150

Total liabilities and stockholders’ equity	$5,488,407	$1,700,242	$35,664,526	$(7,103,842)	$35,749,333

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$103	$—	$362,569	$(80)	$362,592
Money market investments	5	1	1,005	(4)	1,007
Investment securities	144	81	32,929	—	33,154
Trading account securities	—	—	4,446	—	4,446

Total interest income	252	82	400,949	(84)	401,199

Interest expense:
Deposits	—	—	26,534	(1)	26,533
Short-term borrowings	—	33	29,005	(83)	28,955
Long-term debt	13,337	2,707	3,246	—	19,290

Total interest expense	13,337	2,740	58,785	(84)	74,778

Net interest (expense) income	(13,085)	(2,658)	342,164	—	326,421
Provision for loan losses- non-covered loans	(19)	—	68,185	—	68,166
Provision for loan losses- covered loans	—	—	12,463	—	12,463

Net interest (expense) income after provision for loan losses	(13,066)	(2,658)	261,516	—	245,792

Service charges on deposit accounts	—	—	40,585	—	40,585
Other service fees	—	—	54,894	(55)	54,839
Mortgage banking activities	—	—	14,402	—	14,402
Net gain and valuation adjustments on investment securities	—	—	(1,763)	—	(1,763)
Trading account profit	(33)	—	773	—	740
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	15,593	—	15,593
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,480)	—	(9,480)
FDIC loss share expense	—	—	(4,864)	—	(4,864)
Other operating income	2,792	1,058	10,430	(2)	14,278

Total non-interest income (expense)	2,759	1,058	120,570	(57)	124,330

Operating expenses:
Personnel costs	9,151	—	95,391	—	104,542
Net occupancy expenses	1,029	—	20,174	—	21,203
Equipment expenses	980	—	11,390	—	12,370
Other taxes	840	—	14,529	—	15,369
Professional fees	3,169	312	64,224	(56)	67,649
Communications	138	—	6,317	—	6,455
Business promotion	378	—	12,684	—	13,062
FDIC deposit insurance	—	—	9,511	—	9,511
Other real estate owned (OREO) expenses	—	—	19,745	—	19,745
Other operating expenses	(14,976)	109	45,909	(624)	30,418
Amortization of intangibles	—	—	2,026	—	2,026
Restructuring cost	—	—	8,290	—	8,290

Total operating expenses	709	421	310,190	(680)	310,640

(Loss) income before income tax and equity in earnings of subsidiaries	(11,016)	(2,021)	71,896	623	59,482
Income tax expense	89	—	26,336	242	26,667

(Loss) income before equity in earnings of subsidiaries	(11,105)	(2,021)	45,560	381	32,815
Equity in undistributed earnings of subsidiaries	43,920	(14,381)	—	(29,539)	—

Income (loss) from continuing operations	32,815	(16,402)	45,560	(29,158)	32,815
Loss from discontinued operations, net of tax	—	—	29,758	—	29,758
Equity in undistributed income of discontinued operations	29,758	29,758	—	(59,516)	—

Net Income	$62,573	$13,356	$75,318	$(88,674)	$62,573

Comprehensive income, net of tax	$42,797	$4,510	$55,418	$(59,928)	$42,797

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Loans	1,163	—	1,121,116	(1,099)	1,121,180
Money market investments	17	6	3,108	(20)	3,111
Investment securities	475	242	101,553	—	102,270
Trading account securities	—	—	15,047	—	15,047

Total interest and dividend income	1,655	248	1,240,824	(1,119)	1,241,608

Interest expense:
Deposits	—	—	79,620	(6)	79,614
Short-term borrowings	—	339	47,661	(1,113)	46,887
Long-term debt	479,524	8,120	9,252	—	496,896

Total interest expense	479,524	8,459	136,533	(1,119)	623,397

Net interest (expense) income	(477,869)	(8,211)	1,104,291	—	618,211
Provision for loan losses- non-covered loans	(195)	—	172,557	—	172,362
Provision for loan losses- covered loans	—	—	49,781	—	49,781

Net interest (expense) income after provision for loan losses	(477,674)	(8,211)	881,953	—	396,068

Service charges on deposit accounts	—	—	119,181	—	119,181
Other service fees	—	—	165,498	(1,373)	164,125
Mortgage banking activities	—	—	21,868	—	21,868
investment securities	—	—	(1,763)	—	(1,763)
Trading account profit	40	—	3,732	—	3,772
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	29,645	—	29,645
Adjustments (expense) to indemnity reserves on loans sold	—	—	(27,281)	—	(27,281)
FDIC loss share expense	—	—	(84,331)	—	(84,331)
Other operating income	9,301	371	48,265	(2)	57,935

Total non-interest income	9,341	371	274,814	(1,375)	283,151

Operating expenses:
Personnel costs	25,661	—	282,282	—	307,943
Net occupancy expenses	2,974	—	59,856	—	62,830
Equipment expenses	3,000	—	32,826	—	35,826
Other taxes	1,200	—	41,375	—	42,575
Professional fees	8,481	1,075	192,293	(177)	201,672
Communications	387	—	19,178	—	19,565
Business promotion	1,228	—	39,258	—	40,486
FDIC deposit insurance	—	—	30,969	—	30,969
Other real estate owned (OREO) expenses	—	—	29,595	—	29,595
Other operating expenses	(43,995)	326	118,840	(1,895)	73,276
Amortization of intangibles	—	—	6,077	—	6,077
Restructuring costs	—	—	12,864	—	12,864

Total operating expenses	(1,064)	1,401	865,413	(2,072)	863,678

(Loss) income before income tax and equity in earnings of subsidiaries	(467,269)	(9,241)	291,354	697	(184,459)
Income tax expense	8,239	—	37,296	272	45,807

(Loss) income before equity in earnings of subsidiaries	(475,508)	(9,241)	254,058	425	(230,266)
Equity in undistributed earnings of subsidiaries	245,242	50,910	—	(296,152)	—

(Loss) Income from continuing operations	(230,266)	41,669	254,058	(295,727)	(230,266)
Loss from discontinued operations, net of tax	—	—	(132,066)	—	(132,066)
Equity in undistributed losses of discontinued operations	(132,066)	(132,066)	—	264,132	—

Net (Loss) Income	$(362,332)	$(90,397)	$121,992	$(31,595)	$(362,332)

Comprehensive (loss) income , net of tax	$(323,654)	$(75,501)	$161,632	$(86,131)	$(323,654)

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$416	$—	$366,248	$(397)	$366,267
Money market investments	27	1	847	(27)	848
Investment securities	3,091	81	33,301	(2,912)	33,561
Trading account securities	—	—	5,242	—	5,242

Total interest income	3,534	82	405,638	(3,336)	405,918

Interest expense:
Deposits	—	—	29,116	(1)	29,115
Short-term borrowings	—	81	9,905	(423)	9,563
Long-term debt	25,455	7,028	6,657	(2,912)	36,228

Total interest expense	25,455	7,109	45,678	(3,336)	74,906

Net interest (expense) income	(21,921)	(7,027)	359,960	—	331,012
Provision for loan losses- non-covered loans	52	—	48,663	—	48,715
Provision for loan losses- covered loans	—	—	17,433	—	17,433

Net interest (expense) income after provision for loan losses	(21,973)	(7,027)	293,864	—	264,864

Service charges on deposit accounts	—	—	40,517	—	40,517
Other service fees	—	—	57,093	(52)	57,041
Mortgage banking activities	—	—	18,892	—	18,892
Net gain and valuation adjustments on Trading account loss	64	—	(6,671)	—	(6,607)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	2,374	—	2,374
Adjustments (expense) to indemnity reserves on loans sold	—	—	(2,387)	—	(2,387)
FDIC loss share expense	—	—	(14,866)	—	(14,866)
Other operating income	178,946	578	12,221	—	191,745

Total non-interest income	179,010	578	107,173	(52)	286,709

Operating expenses:
Personnel costs	8,012	—	100,340	—	108,352
Net occupancy expenses	903	—	20,483	—	21,386
Equipment expenses	1,049	—	10,338	—	11,387
Other taxes	113	—	17,567	—	17,680
Professional fees	4,120	23	65,146	(52)	69,237
Communications	120	—	6,170	—	6,290
Business promotion	385	—	14,424	—	14,809
FDIC deposit insurance	—	—	15,143	—	15,143
Loss on early extinguishment of debt	—	3,388	—	—	3,388
Other real estate owned (OREO) expenses	—	—	16,632	—	16,632
Other operating expenses	(15,305)	108	37,842	(647)	21,998
Amortization of intangibles	—	—	1,990	—	1,990

Total operating expenses	(603)	3,519	306,075	(699)	308,292

Income (loss) before income tax and equity in earnings of subsidiaries	157,640	(9,968)	94,962	647	243,281
Income tax expense (benefit)	(4,797)	—	22,342	223	17,768

Income (loss) before equity in earnings of subsidiaries	162,437	(9,968)	72,620	424	225,513
Equity in undistributed earnings of subsidiaries	63,076	14,694	—	(77,770)	—

Income from continuing operations	225,513	4,726	72,620	(77,346)	225,513
Income from discontinued operations, net of tax	—	—	3,622	—	3,622
Equity in undistributed earnings of discontinued operations	3,622	3,622	—	(7,244)	—

Net Income	$229,135	$8,348	$76,242	$(84,590)	$229,135

Comprehensive income (loss), net of tax	$198,168	$3,393	$45,299	$(48,692)	$198,168

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Loans	3,342	—	1,094,523	(784)	1,097,081
Money market investments	113	3	2,630	(114)	2,632
Investment securities	10,634	242	105,350	(8,736)	107,490
Trading account securities	—	—	16,212	—	16,212

Total interest and dividend income	14,089	245	1,218,715	(9,634)	1,223,415

Interest expense:
Deposits	—	—	96,179	(3)	96,176
Short-term borrowings	—	81	29,925	(895)	29,111
Long-term debt	75,312	21,542	19,943	(8,736)	108,061

Total interest expense	75,312	21,623	146,047	(9,634)	233,348

Net interest (expense) income	(61,223)	(21,378)	1,072,668	—	990,067
Provision for loan losses- non-covered loans	32	—	486,751	—	486,783
Provision for loan losses- covered loans	—	—	60,489	—	60,489

Net interest (expense) income after provision for loan losses	(61,255)	(21,378)	525,428	—	442,795

Service charges on deposit accounts	—	—	123,056	—	123,056
Other service fees	—	—	170,715	(1,451)	169,264
Mortgage banking activities	—	—	57,270	—	57,270
Net gain and valuation adjustments on investment securities	5,856	—	—	—	5,856
Trading account profit (loss)	134	—	(12,070)	—	(11,936)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(56,054)	—	(56,054)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(30,162)	—	(30,162)
FDIC loss share expense	—	—	(44,887)	—	(44,887)
Other operating income	345,818	3,427	44,085	—	393,330

Total non-interest income	351,808	3,427	251,953	(1,451)	605,737

Operating expenses:
Personnel costs	23,152	—	299,140	—	322,292
Net occupancy expenses	2,649	2	60,286	—	62,937
Equipment expenses	3,113	—	31,379	—	34,492
Other taxes	280	—	44,153	—	44,433
Professional fees	9,814	68	194,274	(167)	203,989
Communications	323	—	18,913	—	19,236
Business promotion	1,254	—	41,497	—	42,751
FDIC deposit insurance	—	—	42,056	—	42,056
Loss on early extinguishment of debt	—	3,388	—	—	3,388
Other real estate owned (OREO) expenses	—	—	70,156	—	70,156
Other operating expenses	(40,654)	325	107,911	(1,900)	65,682
Amortization of intangibles	—	—	5,969	—	5,969

Total operating expenses	(69)	3,783	915,734	(2,067)	917,381

Income (loss) before income tax and equity in earnings of subsidiaries	290,622	(21,734)	(138,353)	616	131,151
Income tax expense (benefit)	(1,176)	—	(275,429)	116	(276,489)

Income (loss) before equity in earnings of subsidiaries	291,798	(21,734)	137,076	500	407,640
Equity in undistributed earnings of subsidiaries	115,842	31,062	—	(146,904)	—

Income from continuing operations	407,640	9,328	137,076	(146,404)	407,640
Income from discontinued operations, net of tax	—	—	28,656	—	28,656
Equity in undistributed losses of discontinued operations	28,656	28,656	—	(57,312)	—

Net Income	$436,296	$37,984	$165,732	$(203,716)	$436,296

Comprehensive income (loss), net of tax	$282,158	$(18,572)	$13,013	$5,559	$282,158

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:

Net (loss) income	$(362,332)	$(90,397)	$121,992	$(31,595)	$(362,332)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(113,176)	81,156	—	32,020	—
Provision for loan losses	(195)	—	215,573	—	215,378
Goodwill impairment losses	—	—	186,511	—	186,511
Amortization of intangibles	—	—	7,351	—	7,351
Depreciation and amortization of premises and equipment	490	—	34,917	—	35,407
Net accretion of discounts and amortization of premiums and deferred fees	404,461	—	(106,143)	—	298,318
Fair value adjustments on mortgage servicing rights	—	—	18,424	—	18,424
FDIC loss share expense	—	—	84,331	—	84,331
Adjustments (expense) to indemnity reserves on loans sold	—	—	27,281	—	27,281
Earnings from investments under the equity method	(9,301)	(371)	(22,258)	—	(31,930)
Deferred income tax expense	7,857	—	26,046	272	34,175
Loss (gain) on:
Disposition of premises and equipment	1	—	(2,579)	—	(2,578)
Sale and valuation adjustments of investment securities	—	—	1,763	—	1,763
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(69,391)	—	(69,391)
Sale of foreclosed assets, including write-downs	—	—	13,147	—	13,147
Disposal of discontinued business			(28,025)		(28,025)
Acquisitions of loans held-for-sale	—	—	(232,430)	—	(232,430)
Proceeds from sale of loans held-for-sale	—	—	97,638	—	97,638
Net originations on loans held-for-sale	—	—	(512,521)	—	(512,521)
Net (increase) decrease in:
Trading securities	(247)	—	883,282	—	883,035
Accrued income receivable	9	83	11,349	(4)	11,437
Other assets	4,554	(7,168)	155,043	(27,760)	124,669
Net increase (decrease) in:
Interest payable	(809)	(2,669)	(8,273)	4	(11,747)
Pension and other postretirement benefits obligations	—	—	(4,478)	—	(4,478)
Other liabilities	(4,954)	(31,996)	43,708	27,063	33,821

Total adjustments	288,690	39,035	820,266	31,595	1,179,586

Net cash (used in) provided by operating activities	(73,642)	(51,362)	942,258	—	817,254

Cash flows from investing activities:
Net (increase) decrease in money market investments	(997)	3,230	(194,671)	(2,230)	(194,668)
Purchases of investment securities:
Available-for-sale	—	—	(1,825,654)	—	(1,825,654)
Held-to-maturity	—	—	(1,000)	—	(1,000)
Other	—	—	(97,301)	—	(97,301)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,327,672	—	1,327,672
Held-to-maturity	—	—	29,834	—	29,834
Other	1,000	—	89,530	—	90,530
Proceeds from sale of investment securities:
Available for sale	—	—	91,298	—	91,298
Other	—	—	27,356	—	27,356
Net repayments on loans	448,285	—	628,860	(448,574)	628,571
Proceeds from sale of loans	—	—	233,527	—	233,527
Acquisition of loan portfolios	—	—	(356,710)	—	(356,710)
Net payments from FDIC under loss sharing agreements	—	—	179,250	—	179,250
Capital contribution to subsidiary	(100,000)	—	—	100,000	—
Return of capital from wholly-owned subsidiaries	210,000	250,000	—	(460,000)	—
Net cash disbursed from disposal of discontinued business	—	—	(233,967)	—	(233,967)
Acquisition of premises and equipment	(415)	—	(39,189)	—	(39,604)
Proceeds from sale of:
Premises and equipment	24	—	12,120	—	12,144
Foreclosed assets	—	—	110,677	—	110,677

Net cash provided by (used in) investing activities	557,897	253,230	(18,368)	(810,804)	(18,045)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(220,680)	8,416	(212,264)
Federal funds purchased and assets sold under agreements to repurchase	—	—	(8,580)	—	(8,580)
Other short-term borrowings	—	8,126	(856,700)	448,574	(400,000)
Payments of notes payable	(936,000)	—	(111,546)	—	(1,047,546)
Proceeds from issuance of notes payable	450,000	—	331,905	—	781,905
Proceeds from issuance of common stock	4,323	—	—	—	4,323
Dividends paid	(2,792)	—	—	—	(2,792)
Repurchase of TARP-related warrants	(3,000)	—	—	—	(3,000)
Net payments for repurchase of common stock	(3,052)	—	—	—	(3,052)
Return of capital to parent company	—	(210,000)	(250,000)	460,000	—
Capital contribution from parent	—	—	100,000	(100,000)	—

Net cash used in financing activities	(490,521)	(201,874)	(1,015,601)	816,990	(891,006)

Net decrease in cash and due from banks	(6,266)	(6)	(91,711)	6,186	(91,797)
Cash and due from banks at beginning of period	10,595	616	422,967	(10,967)	423,211

Cash and due from banks at end of period, including discontinued operations	4,329	610	331,256	(4,781)	331,414
Less: cash from discontinued operations	—	—	9,500	—	9,500

Cash and due from banks at end of period	$4,329	$610	$321,756	$(4,781)	$321,914

The Condensed Consolidating Statements of Cash Flows include the cash flows from operating, investing and financing activities associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:

Net income	$436,296	$37,984	$165,732	$(203,716)	$436,296

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(144,498)	(59,718)	—	204,216	—
Provision for loan losses	32	—	545,895	—	545,927
Amortization of intangibles	—	—	7,403	—	7,403
Depreciation and amortization of premises and equipment	482	2	36,572	—	37,056
Net accretion of discounts and amortization of premiums and deferred fees	23,798	444	(72,437)	—	(48,195)
Fair value adjustments on mortgage servicing rights	—	—	6,862	—	6,862
FDIC loss share expense	—	—	44,887	—	44,887
Adjustments (expense) to indemnity reserves on loans sold	—	—	30,162	—	30,162
Earnings from investments under the equity method	(23,376)	(3,361)	(16,003)	—	(42,740)
Deferred income tax benefit	(10,256)	—	(292,898)	116	(303,038)
Loss (gain) on:
Disposition of premises and equipment	6	(66)	(3,000)	—	(3,060)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	37,564	—	37,564
Sale of stock in equity method investee	(312,589)	—	—	—	(312,589)
Sale of foreclosed assets, including write-downs	—	—	45,045	—	45,045
Acquisitions of loans held-for-sale	—	—	(15,335)	—	(15,335)
Proceeds from sale of loans held-for-sale	—	—	168,046	—	168,046
Net originations on loans held-for-sale	—	—	(1,169,094)	—	(1,169,094)
Net (increase) decrease in:
Trading securities	(118)	—	1,193,383	—	1,193,265
Accrued income receivable	1,548	81	1,468	(250)	2,847
Other assets	2,996	130	(1,562)	(2,174)	(610)
Net increase (decrease) in:
Interest payable	—	(3,158)	(6,257)	(65)	(9,480)
Pension and other postretirement benefits obligations	—	—	6,459	—	6,459
Other liabilities	(5,090)	(2,330)	(17,043)	1,873	(22,590)

Total adjustments	(467,065)	(67,976)	530,117	203,716	198,792

Net cash (used in) provided by operating activities	(30,769)	(29,992)	695,849	—	635,088

Cash flows from investing activities:
Net (increase) decrease in money market investments	(5,147)	508	124,039	4,392	123,792
Purchases of investment securities:
Available-for-sale	—	—	(1,661,080)	—	(1,661,080)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(145,691)	—	(145,691)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	35,000	—	1,541,112	—	1,576,112
Held-to-maturity	—	—	4,278	—	4,278
Other	—	—	132,270	—	132,270
Net (originations) repayments on loans	(327,910)	—	959,455	383,362	1,014,907
Proceeds from sale of loans	—	—	310,767	—	310,767
Acquisition of loan portfolios	—	—	(1,727,454)	—	(1,727,454)
Net payments from FDIC under loss sharing agreements	—	—	52,758	—	52,758
Return of capital from equity method investments	—	438	—	—	438
Proceeds from sale of sale of stock in equity method investee	363,492	—	—	—	363,492
Capital contribution to subsidiary	(31,500)	—	—	31,500	—
Mortgage servicing rights purchased	—	—	(45)	—	(45)
Acquisition of premises and equipment	(285)	—	(26,929)	—	(27,214)
Proceeds from sale of:
Premises and equipment	33	180	9,225	—	9,438
Foreclosed assets	—	—	200,546	—	200,546

Net cash provided by investing activities	33,683	1,126	(226,999)	419,254	227,064

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(638,820)	(3,607)	(642,427)
Assets sold under agreements to repurchase	—	—	(218,644)	(4,900)	(223,544)
Other short-term borrowings	—	233,560	339,801	(383,361)	190,000
Payments of notes payable	—	(236,200)	(95,635)	—	(331,835)
Proceeds from issuance of notes payable	—	—	73,154	—	73,154
Proceeds from issuance of common stock	4,952	—	—	—	4,952
Dividends paid	(2,792)	—	—	—	(2,792)
Net payments for repurchase of common stock	(433)	—	—	—	(433)
Capital contribution from parent	—	31,500	—	(31,500)	—

Net cash provided by (used in) financing activities	1,727	28,860	(540,144)	(423,368)	(932,925)

Net increase (decrease) in cash and due from banks	4,641	(6)	(71,294)	(4,114)	(70,773)
Cash and due from banks at beginning of period	1,103	624	439,552	(1,916)	439,363

Cash and due from banks at end of period	$5,744	$618	$368,258	$(6,030)	$368,590

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, including residential mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank (“PCB”), operates branches in New York, California, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 36 to the consolidated financial statements presents information about the Corporation’s business segments. As of September 30, 2014, the Corporation had a 14.8% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended September 30, 2014, the Corporation recorded $2.9 million in earnings from its investment in EVERTEC, which had a carrying amount of $23.9 million as of the end of the quarter. Also, the Corporation had a 15.8% stake in BHD Financial Group (“BHD”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended September 30, 2014, the Corporation recorded $5.6 million in earnings from its investment in BHD, which had a carrying amount of $104.8 million, as of the end of the quarter.

OVERVIEW

For the quarter ended September 30, 2014, the Corporation recorded net income of $62.6 million compared to net income of $229.1 million for the same quarter of the previous year. Net income for the quarter ended September 30, 2013 reflected an after-tax gain of $167.8 million from the sale of EVERTEC’s shares on their secondary public offering. Net income from continuing operations was $32.8 million for the third quarter of 2014, compared to a net income of $225.5 million for the same quarter of the previous year. The results for the quarter ended September 30, 2014 were impacted by the BPNA reorganization, which included a $20.7 million interest expense related to the refinancing of structured repos, a $12.0 million loss on loans either sold or transferred to held-for-sale, restructuring costs of $8.3 million, a net $25.8 million gain on the sales of the Illinois and Central Florida regions (included within discontinued operations), which was offset in part by costs directly associated with the unwinding of the regions subject to the sales of $4.8 million. The FDIC indemnity amortization for the third quarter of 2014 included a positive adjustment of $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods.

As previously disclosed, on July 1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an additional income tax expense of $20.0 million, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank. Excluding the impact of these events, the adjusted net income for the quarter ended September 30, 2014 was $90.5 million.

Recent significant events

•	On July 2, 2014, the Corporation completed the repayment of TARP funds to the U.S. Treasury through the repurchase of $935 million of trust capital securities issued to the U.S. Treasury under the TARP Capital Purchase Program. The Corporation funded the repurchase through a combination of available cash and approximately $400 million from the proceeds of the issuance of its $450 million aggregate principal amount of 7% Senior Notes due on 2019 issued on July 1, 2014.

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

In connection with the repayment of TARP on July 2, 2014, the Corporation accelerated the related amortization of the discount and deferred costs amounting to $414.1 million, which is reflected as part of interest expense in the consolidated statement of operations, during the second quarter of 2014.

•	During the third quarter of 2014, the Corporation completed two of the previously announced sales of its regional operations in the U.S. The sales of its Central Florida and Illinois operations resulted in a net gain of $1.2 million and $24.6 million, respectively.

On November 8, 2014, the Corporation completed the sale of the California regional operations. The Corporation sold 20 branches and transferred $1.1 billion in loans and $1.1 billion in deposits to Banc of California National Association, a wholly owned subsidiary of Banc of California, Inc. The transaction is expected to result in a net premium estimated at approximately $4 million, before customary transaction costs. The Corporation agreed to provide, subject to certain limitations, customary indemnification to the purchaser, including with respect to certain pre-closing liabilities and violations of representations and warranties. The Corporation also agreed to indemnify the purchaser for up to 1.5% of credit losses on transferred loans for a period of two years after the closing. Pursuant to this indemnification provision, the Corporation’s maximum exposure is approximately $16 million.

The Corporation continues its strategy of centralizing certain back office operations in Puerto Rico and New York. The Corporation incurred $8.3 million in restructuring charges during the third quarter of 2014. Over the course of the fourth quarter of 2014 and early in 2015, an additional $41 million in restructuring charges are expected to be incurred, comprised of $22 million in severance and retention payments and $19 million in operational set-up costs and lease cancelations. Upon the completion of the regional sales and the centralization of operations in the first half of 2015, annual operating expenses are expected to decrease by approximately $40 million, after the reorganization is complete. This decrease in expenses is expected to offset the reduction in revenues that will result from the sale of the regional operations.

In connection with the restructuring of its U.S. mainland operations, the Corporation is also taking steps to restructure its balance sheet and funding strategies. As part of the strategy, during the third quarter of 2014, the Corporation sold approximately $94.2 million in securities available for sale and refinanced approximately $638 million in long term structured repos in the U.S. with a yield of 4.41% and replaced them with lower cost short term repos of a similar amount. The fees associated with the refinancing of these repos were $39.7 million, of which $20.7 million were recorded as interest expense during the third quarter of 2014, with remainder to be recorded during the fourth quarter of 2014.

The Corporation also sold or entered into agreements to sell certain of its legacy and classified loans in the U.S. for an aggregate of approximately $220.7 million which resulted in a net loss of approximately $12.0 million in the quarter, which is reflected in the provision for loan losses.

•	As previously disclosed, on July 31, 2013, BPPR filed a statement of claims with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under its commercial loss share agreement with the FDIC. The statement of claim also included requests for reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. On October 17, 2014, BPPR and the FDIC settled the claims that had been submitted to the review board. The settlement provides for an agreed methodology for submitting claims for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. While the terms of the settlement could delay the timing of reimbursement of certain claims from the FDIC, the settlement is not expected to have a material adverse impact on BPPR’s current estimate of expected reimbursable losses for the covered portfolio through the end of the commercial loss share agreement in the quarter ending June 30, 2015.

•	On October 20, 2014, the Memorandum of Understanding (the “MOU”) entered into on July 20, 2011 between Popular, Inc., BPPR, the Federal Reserve Bank of New York (the “FRB-NY”) and the Office of the Commissioner of Financial Institutions of Puerto Rico was lifted. The MOU provided, among other things, for the Corporation to take steps to improve its credit risk management practices and asset quality, and for the Corporation to develop strategic plans to improve earnings and to develop capital plans. The MOU also required the Corporation to obtain approval from the applicable MOU counterparties prior to, among other things, declaring or paying dividends, purchasing or redeeming any shares of its stock, consummating acquisitions or mergers, or making any distributions on its trust preferred securities or subordinated debentures. The MOU entered into between BPNA, the FRB-NY and the New York State Department of Financial Services (the “NYSDFS”) on July 25, 2011 remains outstanding. BPNA could not declare any dividends without the approval of the Federal Reserve Board and the NYSDFS.

Current and prior periods’ financial information covering income and expense amounts presented in this MD&A has been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The financial information for prior periods included in this MD&A does not reflect the reclassification of certain of PCB’s assets and liabilities to discontinued operations.

Financial highlights for the quarter ended September 30, 2014

•	Taxable equivalent net interest income was $345.7 million for the third quarter of 2014. Excluding the impact of the $20.7 million in fees related to the refinancing of certain structured repo at BPNA, the net interest income on a taxable equivalent basis was $366.4 million for the third quarter of 2014, an increase of $22.5 million compared to the same quarter of 2013. Net interest margin for the third quarter of 2014 was 4.62%. Adjusted net interest margin for the third quarter of 2014 was 4.90% compared to 4.63% for the same quarter of 2013, an increase of 27 basis points. The increase in net interest income was mainly related to lower cost of borrowings after the repayment of TARP funds on July 2, 2014. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•	Total non-performing non-covered assets were $777 million at September 30, 2014, increasing by $42 million, or 6%, compared with December 31, 2013. Non-covered non-performing loans held-in-portfolio were $622 million at September 30, 2014, increasing by $24 million, or 4%, from December 31, 2013. This increase was driven by an increase of $145 million in the BPPR segment, offset in part by an improvement of $121 million in the BPNA segment. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, increased to 3.21% at September 30, 2014 from 2.77% at December 31, 2013. Credit metrics reflect continued credit quality improvements in the U.S. and the impact of challenging macroeconomic conditions in Puerto Rico. The increase in the ratio also reflects the reduction in loan balances as a result of the sale of the regional operations in the US.

The provision for loan losses totaled $80.6 million for the quarter ended September 30, 2014, compared to $66.1 million for the quarter ended September 30, 2013, an increase of $14.5 million.

The provision for the third quarter of 2014 includes a $12.0 million impact related to certain classified and legacy loans sold or transferred to loan held-for-sale as part of the U.S. reorganization, as these loans required a $32.3 million write-down and carried $20.3 million in reserves. Excluding this effect, the provision for the third quarter amounted to $68.6 million, an increase of $2.5 million relatively unchanged from the same quarter in the prior year. Excluding the $32.3 million write-down, net charge-offs decreased by $17.4 million from the same quarter in the prior year, primarily driven by a reduction of $20.6 million in commercial net charge-offs. Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Non-interest income decreased by $162.4 million during the quarter ended September 30, 2014, compared to the same quarter of the previous year. The FDIC indemnity asset amortization for the third quarter of 2014 included a benefit of approximately $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods. This amount will be recognized as expense over the remaining portion of the commercial loss sharing agreement that expires in the quarter ending June 30, 2015. Excluding the impact of the $15.0 million FDIC indemnity asset amortization adjustment during the third quarter of 2014 and the impact of the $175.9 million impact of EVERTEC’s SPO during the third quarter of 2013, non-interest income decreased $1.6 million.

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses increased by $2.3 million during the quarter ended September 30, 2014, compared to the same quarter of the previous year. Excluding the impact of the restructuring charges related to the BPNA reorganization, operating expenses decreased $5.7 million due mainly to the following:

•	Lower FDIC deposit insurance expense by $5.6 million due to improvements in asset quality and earnings trends;

•	Favorable variance in loss on early extinguishment of debt by $3.4 million related to the early cancellation of senior notes during the third quarter of 2013; and

•	Lower personnel costs by $3.8 million, mainly at BPPR.

The above positive variances were offset by higher OREO expenses by $3.1 million, mainly at BPPR and higher other operating expenses by $7.6 million due mainly to provision for unused commitments at BPPR. Refer to the Operating Expenses section of this MD&A for additional information

•	Income tax expense amounted to $26.7 million for the quarter ended September 30, 2014, compared with $17.8 million for the same quarter of 2013. On July 1, 2014, the Government of Puerto Rico approved certain amendments to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an income tax expense of $20.0 million during the third quarter of 2014, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank.

•	Total assets were $34.1 billion at September 30, 2014 and $35.7 billion at December 31, 2013. The decrease in total assets was attributable to:

•	A decrease in the FDIC loss share asset of $267.5 million due to amortization and collections;

•	A decrease in trading securities of $194.4 million mainly due to sales of mortgage backed securities at BPPR during the third quarter of 2014;

•	A decrease in non-covered loans held-in-portfolio of $0.5 billion, excluding the reclassification of $1.8 billion in loans to discontinued operations, due to a reduction in public sector loans at BPPR and the sales or reclassification to loans held for sale at the BPNA segment;

•	A decrease in the covered loans portfolio of $330.2 million due to the continuation of loan resolutions and the normal portfolio run-off; and

•	A decrease in goodwill of $186.5 million due to the impairment charge recognized in connection with the sale of the BPNA regions.

The above decreases were offset by:

•	An increase in money market investments of $194.7 million, mainly due balances held at the Federal Reserve Bank of New York;

•	An increase in the loans held-for-sale portfolio of $67.6 million mostly at the BPNA segment driven by the reclassification of certain classified commercial and residential mortgage loans in connection with sale of the BPNA regions, amounting to $105.0 million; and

•	An increase in investment securities available-for-sale and held-to-maturity of $405.4 million due mainly to purchases of U.S. Treasury securities and Obligations from the U.S. Government sponsored entities at the BPPR segment.

•	The Corporation’s total deposits decreased by $0.2 billion, excluding the reclassification of $2.0 billion to discontinued operations, mainly due to a reduction in higher cost and brokered deposits at the BPNA segment.

•	A decrease in borrowings of $269.8 million, mainly due to lower Federal Home Loan Bank of NY advances at the BPPR segment.

•	Stockholders’ equity totalled $4.3 billion at September 30, 2014, compared with $4.6 billion at December 31, 2013. The decrease resulted from the Corporation’s net loss of $362.3 million for the nine months ended September 30, 2014, principally triggered by the acceleration of the amortization of the TARP Notes discount and the goodwill impairment charge of $186.5 million, partially offset by a decrease of $38.7 million in accumulated other comprehensive loss due to net unrealized gain (losses) in the portfolio of investments securities available-for-sale. Capital ratios continued to be strong. The Corporation’s Tier 1 risk-based capital ratio stood at 16.86% at September 30, 2014, while the tangible common equity ratio at September 30, 2014 was 11.16%. Refer to Table 20 for capital ratios and Tables 21 and 22 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarter and nine months ended September 30, 2014 and 2013.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights

	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2014	December 31, 2013	Variance	September 30, 2014	September 30, 2013	Variance
Money market investments	$1,053,121	$858,453	$194,668	$1,286,914	$1,029,161	$257,753
Investment and trading securities	6,147,170	5,956,791	190,379	6,348,138	5,879,279	468,859
Loans	22,191,487	24,706,719	(2,515,232)	22,475,397	22,858,661	(383,264)
Earning assets	29,391,778	31,521,963	(2,130,185)	30,110,449	29,767,101	343,348
Assets from discontinued operations	1,129,053	—	1,129,053	1,761,808	2,170,963	(409,155)
Total assets	34,099,095	35,749,333	(1,650,238)	35,813,787	34,174,086	1,639,701
Deposits*	24,466,105	26,711,145	(2,245,040)	24,656,178	24,578,849	77,329
Borrowings	3,375,485	3,645,246	(269,761)	3,690,236	4,459,490	(769,254)
Stockholders’ equity	4,298,392	4,626,150	(327,758)	4,621,686	4,081,257	540,429
Liabilities from discontinued operations	1,106,762	—	1,106,762	1,956,964	2,207,541	(250,577)

*	Average deposits exclude average derivatives.

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2014	2013	Variance	2014	2013	Variance
Net interest income	$326,421	$331,012	$(4,591)	$618,211	$990,067	$(371,856)
Provision for loan losses - non-covered loans	68,166	48,715	19,451	172,362	486,783	(314,421)
Provision for loan losses - covered loans	12,463	17,433	(4,970)	49,781	60,489	(10,708)
Non-interest income	124,330	286,709	(162,379)	283,151	605,737	(322,586)
Operating expenses	310,640	308,292	2,348	863,678	917,381	(53,703)

Income (loss) from continuing operations before income tax	59,482	243,281	(183,799)	(184,459)	131,151	(315,610)
Income tax expense (benefit)	26,667	17,768	8,899	45,807	(276,489)	322,296

Income (loss) from continuing operations	$32,815	$225,513	$(192,698)	$(230,266)	$407,640	$(637,906)

Income (loss) from discontinued operations, net of tax	29,758	3,622	26,136	(132,066)	28,656	(160,722)

Net income (loss)	$62,573	$229,135	$(166,562)	$(362,332)	$436,296	$(798,628)

Net income (loss) applicable to common stock	$61,643	$228,204	$(166,561)	$(365,124)	$433,504	$(798,628)

Net income (loss) from continuing operations	$0.31	$2.18	$(1.87)	$(2.27)	$3.94	$(6.21)
Net income (loss) from discontinued operations	$0.29	$0.04	$0.25	$(1.28)	$0.28	$(1.56)

Net income (loss) per Common Share – Basic	$0.60	$2.22	$(1.62)	$(3.55)	$4.22	$(7.77)

Net income (loss) from continuing operations	$0.31	$2.18	$(1.87)	$(2.27)	$3.93	$(6.20)
Net income (loss) from discontinued operations	$0.29	$0.04	$0.25	$(1.28)	$0.28	$(1.56)

Net income (loss) per Common Share – Diluted	$0.60	$2.22	$(1.62)	$(3.55)	$4.21	$(7.76)

	Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information	2014	2013	2014	2013
Common Stock Data
Market price
High	$34.64	$34.20	$34.64	$34.20
Low	29.44	26.25	25.50	21.70
End	29.44	26.25	29.44	26.25
Book value per common share at period end	41.07	42.04	41.07	42.04

Profitability Ratios
Return on assets	0.71%	2.51%	(1.35)%	1.60%
Return on common equity	5.75	21.64	(10.68)	14.38
Net interest spread (taxable equivalent)	4.68	4.36	4.66	4.38
Net interest margin (taxable equivalent)	4.90	4.63	4.92	4.64

Capitalization Ratios
Average equity to average assets	12.29%	12.45%	12.90%	11.94%
Tier I capital to risk-weighted assets	16.86	18.54	16.86	18.54
Total capital to risk-weighted assets	18.14	19.82	18.14	19.82
Leverage ratio	11.14	12.26	11.14	12.26

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

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 3-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate, when these trends are higher than the respective base loss rates. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process. As part of the annual review of the components of the ALLL models, as discussed in the following paragraphs and implemented as of June 30, 2014, the Corporation eliminated the use of caps in the recent loss trend adjustment for the consumer and mortgage portfolios, among other enhancements. For the period ended December 31, 2013, the recent loss trend adjustment caps for the consumer and mortgage portfolios were triggered in only one portfolio segment within the Puerto Rico consumer portfolio. Management assessed the impact of the applicable cap through a review of qualitative factors that specifically considered the drivers of recent loss trends and changes to the portfolio composition. The related effect of the aforementioned cap was immaterial for the overall level of the Allowance for Loan and Lease Losses for the Puerto Rico Consumer portfolio.

For the period ended September 30, 2014, 33% (September 30, 2013 - 12%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, revolving lines, personal and auto loan portfolios for 2014 and in the commercial multi-family, leasing, and auto loan portfolios for 2013.

For the period ended September 30, 2014, 12% (September 30, 2013 - 23%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial and industrial loan portfolio for 2014 and in the commercial multi-family, commercial real estate non-owner occupied, commercial and industrial and legacy loan portfolios for 2013.

For the period ended December 31, 2013, 27% (December 31, 2012 - 32%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, leasing, and auto loan portfolios for 2013.

For the period ended December 31, 2013, 29% (December 31, 2012 - 8%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial real estate non-owner occupied, commercial and industrial and legacy loan portfolios for 2013.

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

Management made the following principal enhancements to the methodology during the second quarter of 2014:

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

The combined effect of the aforementioned recalibration and enhancements to the environmental factors adjustment resulted in a decrease to the allowance for loan losses of $17 million at June 30, 2014, of which $14.1 million related to the non-covered BPPR portfolio and $3.7 million related to the BPNA segment, offset in part by a $0.8 million increase in the BPPR covered portfolio.

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

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter and nine months ended September 30, 2014 as compared to the same periods in 2013, segregated by major categories of interest earning assets and interest bearing liabilities, is presented on Tables 2 and 3 with its different components.

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

In connection with the restructuring of its U.S. mainland operations, during the third quarter of 2014 the Corporation refinanced approximately $638 million in long-term structured repos in the U.S. with a yield of 4.41% and replaced them with lower cost short-term repos of a similar amount. The fees associated with the refinancing of these repos were $39.7 million, of which $20.7 million were recorded as interest expense during the third quarter of 2014, with remainder to be recorded during the fourth quarter of 2014.

Taxable equivalent net interest income was $345.7 million for the third quarter of 2014. Excluding the impact of the $20.7 million in fees related to the structured repo refinancing at BPNA, net interest income on a taxable equivalent basis was $366.4 million for the third quarter of 2014, an increase of $22.5 million compared to the same quarter of 2013. Net interest margin for the third quarter of

2014 was 4.62%. The adjusted net interest margin for the third quarter of 2014 was 4.90% compared to 4.63% for the same quarter of 2013, an increase of 27 basis points. The main reasons for the increase are described below.

•	A decrease in interest expense of $20.5 million, or 676 basis points related to TARP funds which were repaid in full on July 2, 2014, partially offset by a higher cost of medium- and long-term debt of $3.6 million, or 40 basis points, driven by the $450 million in Senior Notes issued during the third quarter of 2014 to partially fund the repayment of TARP funds.

•	Higher interest income from mortgage loans by $5.2 million, or 31 basis points, mainly due to the reversal of $5.9 million of interest from the reverse mortgage portfolio at BPPR, which had been accrued in excess of the amount insured by FHA, during the third quarter of 2013.

•	Higher interest income from consumer loans by $2.9 million, related to loans purchased at the end of the first quarter 2014 and higher volume of auto loans due to higher lending activity at Popular Auto.

•	A lower average cost of interest bearing deposits by 6 basis points, mainly due to lower cost certificates of deposits and Individual Retirement Accounts as these come due and replaced by lower rate deposits; also lower volume of broker CDs due to lower funding needs.

These favorable variances were partially offset by:

•	Lower average volume of covered loans by $392 million, partially offset by a higher yield by 82 basis points mainly due to a reduction in expected losses resulting from the recasting process. The interest income from covered loans also decreased due to the impact of the change in the estimated life of certain commercial loans that resulted in the extension of the period in which the accretion of income will be recorded, which had a negative impact of approximately $7.6 million during the third quarter of 2014. Although the total estimated cash flows for the life of these loans increased, the nominal interest income was reduced for each reporting period, thus lowering the yield.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Quarters ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2014	2013	Variance	2014	2013	Variance		2014	2013	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,170	$1,006	$164	0.34%	0.33%	0.01%	Money market investments	$1,007	$848	$159	$84	$75
6,018	5,411	607	2.68	2.79	(0.11)	Investment securities	40,364	37,735	2,629	2,563	66
313	396	(83)	6.45	6.39	0.06	Trading securities	5,084	6,384	(1,300)	57	(1,357)

7,501	6,813	688	2.47	2.64	(0.17)	Total money market, investment and trading securities	46,455	44,967	1,488	2,704	(1,216)

						Loans:
8,239	8,332	(93)	5.00	5.06	(0.06)	Commercial	103,895	106,222	(2,327)	(1,141)	(1,186)
201	313	(112)	4.86	4.68	0.18	Construction	2,469	3,695	(1,226)	140	(1,366)
545	537	8	7.20	8.08	(0.88)	Leasing	9,816	10,851	(1,035)	(1,202)	167
6,646	6,633	13	5.30	4.99	0.31	Mortgage	87,993	82,749	5,244	5,086	158
3,905	3,776	129	10.32	10.36	(0.04)	Consumer	101,610	98,617	2,993	(123)	3,116

19,536	19,591	(55)	6.23	6.13	0.10	Sub-total loans	305,783	302,134	3,649	2,760	889
2,727	3,119	(392)	9.95	9.13	0.82	Covered loans	68,251	71,631	(3,380)	4,631	(8,011)

22,263	22,710	(447)	6.68	6.55	0.13	Total loans	374,034	373,765	269	7,391	(7,122)

$29,764	$29,523	$241	5.62%	5.64%	(0.02)%	Total earning assets	$420,489	$418,732	$1,757	$10,095	$(8,338)

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2014	2013	Variance	2014	2013	Variance		2014	2013	Variance	Rate	Volume
($ in millions)							(In thousands)
						Interest bearing deposits:
$4,876	$4,671	$205	0.32%	0.29%	0.03%	NOW and money market [1]	$3,914	$3,403	$511	$441	$70
6,740	6,615	125	0.22	0.21	0.01	Savings	3,694	3,529	165	93	72
7,569	7,701	(132)	0.99	1.14	(0.15)	Time deposits	18,925	22,183	(3,258)	(2,384)	(874)

19,185	18,987	198	0.55	0.61	(0.06)	Total deposits	26,533	29,115	(2,582)	(1,850)	(732)

1,882	2,616	(734)	1.75	1.45	0.30	Short-term borrowings [2]	8,292	9,563	(1,271)	(1,164)	(107)
10	520	(510)	9.20	15.96	(6.76)	TARP funds [3]	234	20,731	(20,497)	(6,184)	(14,313)
1,699	1,267	432	4.48	4.88	(0.40)	Other medium and long-term debt	19,055	15,497	3,558	(1,757)	5,315

22,776	23,390	(614)	0.94	1.28	(0.34)	Total interest bearing liabilities	54,114	74,906	(20,792)	(10,955)	(9,837)

5,464	5,386	78				Non-interest bearing demand deposits
1,524	747	777				Other sources of funds

$29,764	$29,523	$241	0.72%	1.01%	(0.29)%	Total source of funds	54,114	74,906	(20,792)	(10,955)	(9,837)

			4.90%	4.63%	0.27%	Adjusted net interest margin/income on a taxable equivalent basis	366,375	343,826	22,549	21,050	1,499

			4.68%	4.36%	0.32%	Adjusted net interest spread

						Impact of fees related to BPNA repo refinancing	20,663	—	20,663
			4.62%	4.63%	(0.01)%	Net interest margin/income on a taxable equivalent basis	345,712	343,826	1,886

						Taxable equivalent adjustment	19,291	12,814	6,477

						Net interest income	$326,421	$331,012	$(4,591)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Cost of short-term borrowings excludes the impact of the fees related to PCB repo restructuring. Cost of short-term borrowings for the third quarter of 2014 including such fees would have been 6.10%.
[3]	Junior subordinated deferrable interest debentures.

Taxable equivalent net interest income was $675.9 million, for the nine-month period ended September 30, 2014. Excluding the impact of the $20.7 million in fees related to the refinancing of structured repos at BPNA and the $414.1 million of accelerated amortization of the discount and deferred costs related to the TARP repayment in the second quarter of 2014, the net interest income on a taxable equivalent basis was $1.1 billion for the nine-month period ended September 30, 2014, an increase of $74.8 million compared to the same period of 2013. Net interest margin for the nine-month period ended September 30, 2014 was 3.00%. The adjusted net interest margin for the nine-month period ended September 30, 2014 was 4.92% compared to 4.64% for the same period of 2013, an increase of 28 basis points. The main reasons for the increase are described below.

•	Higher yield from covered loans by 233 basis points, partially offset by lower average volume by $476 million. This increase in yield is related to a reduction in expected losses resulting from the recasting process, and the impact of the change in estimated life of certain commercial loans, during the third quarter of 2014, that resulted in a negative impact of approximately $7.6 million, as mentioned above.

•	Higher interest income from commercial loans by $8.8 million mainly due to higher average volume by $130 million and higher yield by 7 basis points.

•	Higher interest income from mortgage loans by $3.2 million, or 7 basis points, mainly due to the reversal of $5.9 million of interest from the reverse mortgage portfolio at BPPR, which had been accrued in excess of the amount insured by FHA, during the third quarter of 2013.

•	Higher interest income from consumer loans by $5.7 million, or 11 basis points, related to loans purchased at the end of the first quarter 2014 and higher volume of auto loans due to higher lending activity at Popular Auto.

•	Lower average cost of interest bearing deposits by $16.6 million, or 11 basis points, mainly due to lower cost certificates of deposits.

•	Lower interest expense upon TARP repayment by $18.2 million.

•	Lower cost of medium and long-term debt by $7.0 million, or 66 basis points, due to the early repayment of $233.2 million in senior notes during the third quarter of 2013 with an average cost of approximately 7.77%, partially offset by the issuance, on July 1, 2014 of $450 million of Senior Notes bearing interest at 7% to partially fund the TARP repayment as mentioned above.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Nine months ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2014	2013	Variance	2014	2013	Variance		2014	2013	Variance	Rate	Volume
(In millions)							(In thousands)
$1,287	$1,029	$258	0.32%	0.34%	(0.02)%	Money market investments	$3,111	$2,632	$479	$135	$344
5,962	5,462	500	2.75	3.00	(0.25)	Investment securities	122,857	122,964	(107)	(2,769)	2,662
386	417	(31)	5.92	6.28	(0.36)	Trading securities	17,107	19,591	(2,484)	(1,071)	(1,413)

7,635	6,908	727	2.50	2.80	(0.30)	Total money market, investment and trading securities	143,075	145,187	(2,112)	(3,705)	1,593

						Loans:
8,390	8,260	130	5.04	4.97	0.07	Commercial	316,067	307,279	8,788	3,939	4,849
187	330	(143)	6.93	4.34	2.59	Construction	9,722	10,702	(980)	4,798	(5,778)
545	541	4	7.40	8.16	(0.76)	Leasing	30,271	33,064	(2,793)	(3,076)	283
6,676	6,688	(12)	5.36	5.29	0.07	Mortgage	268,489	265,331	3,158	3,647	(489)
3,854	3,741	113	10.39	10.50	(0.11)	Consumer	299,393	293,685	5,708	(2,219)	7,927

19,652	19,560	92	6.28	6.22	0.06	Sub-total loans	923,942	910,061	13,881	7,089	6,792
2,823	3,299	(476)	11.00	8.67	2.33	Covered loans	232,324	213,952	18,372	44,771	(26,399)

22,475	22,859	(384)	6.87	6.57	0.30	Total loans	1,156,266	1,124,013	32,253	51,860	(19,607)

$30,110	$29,767	$343	5.76%	5.69%	0.07%	Total earning assets	$1,299,341	$1,269,200	$30,141	$48,155	$(18,014)

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2014	2013	Variance	2014	2013	Variance		2014	2013	Variance	Rate	Volume
(In millions)							(In thousands)
						Interest bearing deposits:
$4,837	$4,668	$169	0.32%	0.34%	(0.02)%	NOW and money market [1]	$11,540	$11,995	$(455)	$(811)	$356
6,715	6,559	156	0.22	0.24	(0.02)	Savings	10,880	11,669	(789)	(1,020)	231
7,605	8,013	(408)	1.01	1.21	(0.20)	Time deposits	57,194	72,512	(15,318)	(10,642)	(4,676)

19,157	19,240	(83)	0.56	0.67	(0.11)	Total deposits	79,614	96,176	(16,562)	(12,473)	(4,089)

2,094	2,686	(592)	1.67	1.45	0.22	Short-term borrowings [2]	26,224	29,111	(2,887)	(835)	(2,052)
357	511	(154)	16.00	15.95	0.05	TARP funds [3]	42,907	61,137	(18,230)	208	(18,438)
1,239	1,262	(23)	4.30	4.96	(0.66)	Other medium and long-term debt	39,921	46,924	(7,003)	(3,073)	(3,930)

22,847	23,699	(852)	1.10	1.31	(0.21)	Total interest bearing liabilities	188,666	233,348	(44,682)	(16,173)	(28,509)

5,499	5,339	160				Non-interest bearing demand deposits
1,764	729	1,035				Other sources of funds

$30,110	$29,767	$343	0.84%	1.05%	(0.21)%	Total source of funds	188,666	233,348	(44,682)	(16,173)	(28,509)

			4.92%	4.64%	0.28%	Adjusted net interest margin/income on a taxable equivalent basis	1,110,675	1,035,852	74,823	$64,328	$10,495

			4.66%	4.38%	0.28%	Adjusted net interest spread

						Accelerated amortization of TARP discount and BPNA repo refinancing fees	434,731	—	434,731
			3.00%	4.64%	(1.64)%	Net interest margin/ income on a taxable equivalent basis	675,944	1,035,852	(359,908)

						Taxable equivalent adjustment	57,733	45,785	11,948

						Net interest income	$618,211	$990,067	$(371,856)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Cost of short-term borrowings excludes the impact of the fees related to PCB repo refinancing. Cost of short-term borrowings for the nine months ended September 30, 2014 including such fees would have been 2.99%.
[3]	Cost of TARP funds excludes the impact of the accelerated amortization. Total cost of TARP funds for the nine months ended September 30, 2014 including the accelerated amortization of TARP discount would have been 170.45%.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $80.6 million for the quarter ended September 30, 2014, compared with $66.1 million for the quarter ended September 30, 2013.

The provision for loan losses for the non-covered loan portfolio totaled $68.2 million, compared to $48.7 million for the same quarter in 2013, an increase of $19.5 million. The provision for the third quarter of 2014 includes $12.0 million related to certain classified and legacy loans sold or transferred to loans held-for-sale as part of the U.S. reorganization, as these loans required a $32.3 million write-down and carried $20.3 million in reserves. Excluding the effect of this reclassification, the provision for the third quarter amounted to $56.2 million. Excluding the $32.3 million write-down related to certain classified and legacy loans at the BPNA segment as mentioned above, net charge-offs decreased by $17.4 million from the same quarter in the prior year, primarily driven by a reduction of $20.6 million in commercial net charge-offs.

The provision for the Puerto Rico non-covered portfolio amounted to $61.9 million, compared to $50.5 million in the third quarter of 2013. The increase of $11.4 million was predominantly driven by qualitative factors to reflect challenging macroeconomic conditions in Puerto Rico.

The U.S. continuing operations recorded a provision of $6.3 million for the third quarter of 2014, compared to a release of $1.8 million for the same quarter in 2013. The provision for the third quarter of 2014 includes the above mentioned impact of $12.0 million related to loan sales or loans transferred to loans-held-for sale. Excluding the effect of the classified and legacy loans transactions, the provision for the third quarter amounted to a release of $5.7 million, decreasing by $3.9 million from the third quarter of 2013. This reversal of provision was prompted by improved credit quality trends and the de-risking of the U.S. portfolio.

The provision for covered loans totaled $12.5 million in the third quarter of 2014, compared to $17.4 million for the same quarter in 2013, reflecting a decrease of $4.9 million. This decrease was mainly due to the enhancements to the allowance for loan losses methodology implemented during the second quarter of 2013. Overall expected loss estimates for pools accounted for under ASC Subtopic 310-30 continue to be lower than originally estimated.

For the nine months ended September 30, 2014, the Corporation’s total provision for loan losses was $222.1 million, compared to $547.3 million for the same period in 2013, decreasing by $325.2 million, mostly due to the impact of $318.1 million related to the bulk loan sales completed during 2013. Excluding the impact of these sales in 2013 and the $12.0 million write-down related to the sales and reclassifications to held-for-sale of certain classified and legacy assets at the BPNA segment during 2014, as mentioned above, the provision would have reflected a decrease of $19.1 million for the nine months period ended September 30, 2014, compared to the same period in the previous year. This decrease reflects continued credit quality improvements and de-risking of the Corporation’s loan portfolios, partially offset by higher reserves in the BPPR segment as a result of challenging economic conditions that persist in Puerto Rico and the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships. The results for the nine months ended September 30, 2014 include a $17.9 million reserve release as part of the annual review of the components of the ALLL models during the second quarter of 2014, compared to a reserve increase of $19.3 million for the same period of 2013 due to enhancements to the allowance for loan losses methodology.

For the nine months ended September 30, 2014 the provision for loan losses for the non-covered loan portfolio decreased by $314.4 million when compared to the same period of 2013, mainly due to the $318.1 million impact of the loan sales during 2013. Excluding the impact of the sales and the $12.0 million write-down related to sales and reclassifications to held-for-sale at BPNA during 2014, as mentioned above, the provision would have remained relatively stable, led by a decrease of $31.8 million in the US operations prompted by continued improvements in credit quality trends and the effect of a $3.8 million reserve release as part of the annual review of the components of the ALLL models, offset by an increase of $23.5 million in the BPPR segment primarily due to challenging economic conditions in Puerto Rico, as stated above, offset by a $14.9 million reserve release as part of the annual review of the components of the ALLL models during the second quarter of 2014.

The provision for the covered portfolio was $49.8 million for the nine months period ended September 30, 2014, compared to $60.5 million for same period of last year. This decrease was due to lower impairment losses on commercial loan pools accounted for under ASC 310-30 and the impact of a $7.5 million reserve increase related to the enhancements to the allowance for loan losses methodology implemented during the second quarter of 2013. In addition, as part of the annual review of the components of the ALL models, the Corporation recorded a $0.8 million reserve increase during the second quarter of 2014.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and nine months ended September 30, 2014 and 2013.

Table 4 - Non-Interest Income

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Service charges on deposit accounts	$40,585	$40,517	$68	$119,181	$123,056	$(3,875)
Other service fees:
Debit card fees	10,673	10,667	6	32,217	31,127	1,090
Insurance fees	12,322	12,409	(87)	36,447	35,566	881
Credit card fees	17,078	16,734	344	50,146	48,553	1,593
Sale and administration of investment products	6,605	8,981	(2,376)	20,518	27,941	(7,423)
Trust fees	4,711	4,148	563	13,740	12,760	980
Other fees	3,450	4,102	(652)	11,057	13,317	(2,260)

Total other service fees	54,839	57,041	(2,202)	164,125	169,264	(5,139)

Mortgage banking activities	14,402	18,892	(4,490)	21,868	57,270	(35,402)
Net (loss) gain and valuation adjustments of investment securities	(1,763)	—	(1,763)	(1,763)	5,856	(7,619)
Trading account profit (loss)	740	(6,607)	7,347	3,772	(11,936)	15,708
Net gain (loss) on sale of loans, including valuation adjustment on loans held-for-sale	15,593	2,374	13,219	29,645	(56,054)	85,699
Adjustment (expense) to indemnity reserves on loans sold	(9,480)	(2,387)	(7,093)	(27,281)	(30,162)	2,881
FDIC loss share expense	(4,864)	(14,866)	10,002	(84,331)	(44,887)	(39,444)
Other operating income	14,278	191,745	(177,467)	57,935	393,330	(335,395)

Total non-interest income	$124,330	$286,709	$(162,379)	$283,151	$605,737	$(322,586)

Table 5 - Mortgage Banking Activities

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$11,091	$11,543	$(452)	$32,397	$34,099	$(1,702)
Mortgage servicing rights fair value adjustments	(2,588)	3,879	(6,467)	(18,424)	(6,862)	(11,562)

Total mortgage servicing fees, net of fair value adjustments	8,503	15,422	(6,919)	13,973	27,237	(13,264)

Net gain on sale of loans, including valuation on loans held-for-sale	7,466	3,559	3,907	22,831	16,968	5,863

Trading account (loss) profit:
Unrealized gains (losses) on outstanding derivative positions	13	(865)	878	(725)	(265)	(460)
Realized (losses) gains on closed derivative positions	(1,580)	776	(2,356)	(14,211)	13,330	(27,541)

Total trading account (loss) profit	(1,567)	(89)	(1,478)	(14,936)	13,065	(28,001)

Total mortgage banking activities	$14,402	$18,892	$(4,490)	$21,868	$57,270	$(35,402)

Non-interest income decreased by $162.4 million during the quarter ended September 30, 2014, compared with the same quarter of the previous year. The FDIC indemnity asset amortization for the third quarter of 2014 included a benefit of approximately $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods. This amount will be recognized as expense over the remaining portion of the loss sharing agreement that expires in the quarter ending June 30, 2015. Excluding the impact of the $15.0 million FDIC indemnity asset amortization adjustment during the third quarter of 2014 and the $175.9 million impact of EVERTEC’s SPO during the third quarter of 2013, non-interest income decreased $1.6 million. The decrease in adjusted non-interest income was principally due to:

•	Lower other service fees by $2.2 million mainly due to lower sale and administration fees at the broker dealer business in Puerto Rico due to lower transaction volumes in 2014;

•	Unfavorable variance in net gain/(loss) and valuation adjustment on investment securities by $1.8 million due to the sale of securities at the BPNA segment;

•	Lower mortgage banking activities revenues by $4.5 million due to an unfavorable valuation adjustment on mortgage servicing rights at BPPR segment and an unfavorable variance in realized gains/(losses) on closed derivative positions; partially offset by higher gain on sale of loans at BPPR. Refer to Table 5 for details of mortgage banking activities;

•	Higher provision for indemnity reserves by $7.1 million mostly due to reserve releases at the BPPR and BPNA segments during the third quarter of 2013; and

•	Higher FDIC loss share expense of $5.0 million due mainly to higher amortization of the indemnification asset, lower mirror on credit impairment losses and reimbursable expenses, offset by lower mirror accounting on recoveries on covered assets and a positive adjustment in the fair value of the true-up payment obligation. Refer to Table 6 for a breakdown of FDIC loss share (expenses) income by major categories.

These unfavorable variances were partially offset by:

•	Higher trading account profit by $7.3 million mainly at the broker dealer business in Puerto Rico due to the unrealized losses on outstanding mortgage backed securities, Puerto Rico government obligations and close-end funds recorded in 2013; and

•	Higher net gains on sale of loans by $13.2 million principally at the BPNA segment primarily due to individual commercial NPL sales.

For the nine months ended September 30, 2014, non-interest income decreased by $322.6 million, when compared to the same period of 2013. The FDIC indemnity asset amortization for the third quarter of 2014 included a benefit of approximately $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods. This amount will be recognized as expense over the remaining portion of the Loss Sharing Agreement that expires in the quarter ending June 30, 2015. Excluding the impact of the FDIC indemnity asset amortization adjustment during the third quarter of 2014 and the impact of the NPA’s sales and EVERTEC’s IPO and SPO during the nine months ended September 30, 2013, non-interest income decreased by $72.8 million, mainly due to:

•	Lower other service fees by $5.1 million mainly due to lower sale and administration fees at the broker dealer business in Puerto Rico due to lower transaction volumes in 2014;

•	Lower mortgage banking activities revenues by $35.4 million mainly due to the unfavorable variance in realized gains/(losses) on closed derivative positions and higher unfavorable valuation adjustments on mortgage servicing rights at BPPR segment. Refer to Table 5 for details of mortgage banking activities;

•	Lower provision for indemnity reserves by $10.9 million mostly due to reserve releases at the BPPR and BPNA segments during the third quarter of 2013; and

•	Higher FDIC loss share expense of $54.5 million due mainly to higher amortization of the loss share indemnification asset by $47.1 million and lower mirror accounting on credit impairment losses and reimbursable expenses, partially offset by a positive variance in the fair value adjustment of the true-up payment obligation. Refer to Table 6 for a breakdown of FDIC loss share (expenses) income by major categories.

These unfavorable variances were partially offset by:

•	Positive variance of $20.4 million in net gain (loss) on sale of loans held-for-sale, net of valuation adjustment, mainly at BPNA segment primarily due to individual commercial NPL sales ; and

•	Net positive change in trading account profit / (loss) by $15.7 million at BPPR segment due to the above mentioned unrealized losses recorded in 2013 on Puerto Rico.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters and nine month periods ended September 30, 2014 and 2013.

Table 6 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Interest income on covered loans	$68,251	$71,631	$(3,380)	$232,324	$213,952	$18,372

FDIC loss share (expense) income:
Amortization of loss share indemnification asset	(42,524)	(37,681)	(4,843)	(163,565)	(116,442)	(47,123)
Reversal of accelerated amortization in prior periods	15,046	—	15,046	15,046	—	15,046
80% mirror accounting on credit impairment losses[1]	9,863	13,946	(4,083)	35,325	53,329	(18,004)
80% mirror accounting on reimbursable expenses	15,545	25,641	(10,096)	39,375	45,555	(6,180)
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(2,633)	(11,533)	8,900	(10,582)	(14,802)	4,220
80% mirror accounting on amortization of contingent liability on unfunded commitments	—	(87)	87	—	(473)	473
Change in true-up payment obligation	1,078	(5,322)	6,400	1,040	(12,573)	13,613
Other	(1,239)	170	(1,409)	(970)	519	(1,489)

Total FDIC loss share (expense) income	(4,864)	(14,866)	10,002	(84,331)	(44,887)	(39,444)

Amortization of contingent liability on unfunded commitments (included in other operating income)	—	109	(109)	—	593	(593)

Total revenues	63,387	56,874	6,513	147,993	169,658	(21,665)

Provision for loan losses	12,463	17,433	(4,970)	49,781	60,489	(10,708)

Total revenues less provision for loan losses	$50,924	$39,441	$11,483	$98,212	$109,169	$(10,957)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended September 30,			Nine months ended September 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Covered loans	$2,727	$3,119	$(392)	$2,823	$3,299	$(476)
FDIC loss share asset	687	1,348	(661)	792	1,373	(581)

Operating Expenses

Refer to Table 7 for a breakdown of operating expenses by major categories. Operating expenses increased by $2.3 million during the quarter ended September 30, 2014, compared with the same quarter of the previous year. Excluding the impact of the restructuring charges related to the BPNA reorganization, operating expenses decreased $5.7 million due to the following factors:

•	Lower FDIC deposit insurances expenses by $5.6 million resulting from improvements in assets quality and earnings trends;

•	Favorable variance in loss on early extinguishment of debt by $3.4 million related to the early cancellation of senior notes during the third quarter of 2013;

•	Lower personnel costs by $3.8 million at BPPR mostly related to lower pension and postretirement expenses due to actuarial revisions, partially offset by higher health insurance and salaries expenses;

•	Lower other taxes by $2.3 million mainly due to lower gross tax and municipal license taxes at BPPR; and

•	Lower business promotion expenses by $1.7 million due to lower advertising and promotions expenses, in addition to lower credit card rewards program expenses at BPPR.

These decreases were partially offset by

•	Higher OREO expenses by $3.1 million due to losses on sales of OREO at BPPR largely related to several auctions of commercial and construction OREO properties as part of the Corporation’s resolution strategies and higher losses on sale of mortgage OREO, partially offset by lower write-downs; and

•	Higher other general operating expenses by $7.6 million mostly at BPPR due to higher provision for unused commitments mainly for credit cards.

Operating expenses decreased by $53.7 million for the nine months ended September 30, 2014 when compared to the same period in 2013. Excluding the impact of the restructuring charges related to the BPNA reorganization during 2014 and the impact of OREO expenses related to the sale of NPA’s sale during the first quarter of 2013, operating expenses decreased by $28.4 million due to the following main factors:

•	Lower personnel costs by $14.3 million mainly at BPPR mostly related to lower pension and postretirement expenses due to actuarial revisions, partially offset by higher hospital and life insurance expenses and salaries; and

•	Lower FDIC deposit insurance expense by $11.1 million resulting from improvements in assets quality and earnings trends.

Table 7 - Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Personnel costs:
Salaries	$71,166	$70,474	$692	$209,353	$206,681	$2,672
Commissions, incentives and other bonuses	14,738	14,060	678	40,699	43,537	(2,838)
Pension, postretirement and medical insurance	9,282	13,744	(4,462)	25,515	41,968	(16,453)
Other personnel costs, including payroll taxes	9,356	10,074	(718)	32,376	30,106	2,270

Total personnel costs	104,542	108,352	(3,810)	307,943	322,292	(14,349)

Net occupancy expenses	21,203	21,386	(183)	62,830	62,937	(107)
Equipment expenses	12,370	11,387	983	35,826	34,492	1,334
Other taxes	15,369	17,680	(2,311)	42,575	44,433	(1,858)
Professional fees:
Collections, appraisals and other credit related fees	6,089	7,533	(1,444)	19,060	25,162	(6,102)
Programming, processing and other technology services	41,857	43,222	(1,365)	128,076	128,742	(666)
Other professional fees	19,703	18,482	1,221	54,536	50,085	4,451

Total professional fees	67,649	69,237	(1,588)	201,672	203,989	(2,317)

Communications	6,455	6,290	165	19,565	19,236	329
Business promotion	13,062	14,809	(1,747)	40,486	42,751	(2,265)
FDIC deposit insurance	9,511	15,143	(5,632)	30,969	42,056	(11,087)
Loss on early extinguishment of debt	—	3,388	(3,388)	—	3,388	(3,388)
Other real estate owned (OREO) expenses	19,745	16,632	3,113	29,595	70,156	(40,561)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,659	4,816	843	16,495	14,617	1,878
Transportation and travel	1,573	1,935	(362)	4,750	5,101	(351)
Printing and supplies	911	896	15	2,556	2,711	(155)
Operational losses	5,293	4,922	371	12,772	12,016	756
All other	16,982	9,429	7,553	36,703	31,237	5,466

Total other operating expenses	30,418	21,998	8,420	73,276	65,682	7,594

Amortization of intangibles	2,026	1,990	36	6,077	5,969	108
Restructuring costs	8,290	—	8,290	12,864	—	12,864

Total operating expenses	$310,640	$308,292	$2,348	$863,678	$917,381	$(53,703)

INCOME TAXES

Income tax expense was $26.7 million for the quarter ended September 30, 2014, compared to $17.8 million for the same quarter of 2013. On July 1, 2014, the Government of Puerto Rico approved certain amendments to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an income tax expense of $20.0 million during the quarter ended September 30, 2014, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank, net of the reversal of $3.6 million of reserves for uncertain tax positions due to the expiration of the statute of limitation in the Puerto Rico operations compared with a reversal of $7.7 million during the same quarter of 2013. Also during the quarter ended September 30, 2013, the Corporation earned more income subject to preferential tax rate primarily as a result of a gain on the sale of a portion of EVERTEC’s shares which was taxable at a preferential tax rate according to Act Number 73 of May 28, 2008 known as “Economic Incentives Act for the Development of Puerto Rico”.

The components of income tax expense for the quarters ended September 30, 2014 and 2013 are included in the following table:

Table 8 - Components of Income Tax Expense - Quarter

	Quarters ended
	September 30, 2014		September 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$23,198	39%	$94,880	39%
Net benefit of tax exempt interest income	(12,663)	(21)	(7,608)	(3)
Deferred tax asset valuation allowance	(3,120)	(5)	(2,399)	(1)
Non-deductible expenses	90	—	8,085	3
Difference in tax rates due to multiple jurisdictions	(2,240)	(4)	(2,348)	(1)
Initial adjustment in deferred tax due to change in tax rate	20,048	34	—	—
Effect of income subject to preferential tax rate	(3,385)	(6)	(57,565)	(24)
Unrecognized tax benefits	(3,601)	(6)	(7,727)	(3)
Others	8,340	14	(7,550)	(3)

Income tax expense	$26,667	45%	$17,768	7%

Income tax expense amounted to $45.8 million for the nine months ended September 30, 2014, compared with an income tax benefit of $276.5 million for the same period of 2013. The increase in income tax expense was primarily due to the recognition during the year 2013 of a tax benefit and a corresponding increase in the net deferred tax asset of the Puerto Rico operations as result of the increase in the marginal tax rate from 30% to 39%. In addition, during 2013 the income tax benefit increased due to the loss generated on the Puerto Rico operations by the sale of non-performing assets net of the gain realized on the sale of EVERTEC’s common stock.

During 2014 an initial valuation allowance on the deferred tax asset of $9.2 million was recorded at the Holding Company, due to the difference in the tax treatment of the interest expense related to the TARP funds and the newly issued $450 million of senior notes, bearing interest at 7%. The previous interest expense on the TARP funds was not deductible for purposes of calculating taxable income. However, interest expense on the $450 million term notes will be deductible for purposes of the calculation; increasing the loss in the Holding Company on a stand-alone basis. The Holding Company’s lack of taxable income exclusive of reversing temporary differences after deducting the interest expense generated on the notes represents strong negative evidence within management’s evaluation of the realizability of that entity’s deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax asset, considering the criteria of ASC Topic 740, therefore recorded a full valuation allowance against it.

Table 9 - Components of Income Tax Expense (Benefit) - Year-to-Date

	Nine months ended
	September 30, 2014		September 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income (benefit) tax expense at statutory rates	$(71,939)	39%	$51,149	39%
Net benefit of tax exempt interest income	(37,607)	21	(27,484)	(21)
Deferred tax asset valuation allowance	(17,303)	9	(5,374)	(4)
Non-deductible expenses	178,219	(97)	23,844	18
Difference in tax rates due to multiple jurisdictions	(12,728)	7	(8,296)	(6)
Initial adjustment in deferred tax due to change in tax rate	20,048	(11)	(197,467)	(151)
Effect of income subject to preferential tax rate[1]	(21,940)	12	(102,878)	(78)
Unrecognized tax benefits	(3,601)	2	(7,727)	(6)
Others	12,658	(7)	(2,256)	(2)

Income tax expense (benefit)	$45,807	(25)%	$(276,489)	(211)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Refer to Note 34 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of September 30, 2014.

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

The Corporate group reported a net loss of $18.4 million for the third quarter and $489.8 million for the nine months ended September 30, 2014, compared with a net income of $140.9 million for the third quarter and $248.7 million for the nine months ended September 30, 2013. The unfavorable variance at the Corporate group was mainly due to the accelerated amortization of $414.1 million of the discount and deferred costs associated with the TARP funds, which were repaid in July 2, 2014 and the after-tax gain of approximately $156.6 million recognized during the second quarter of 2013, in connection with EVERTEC’s IPO.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $62.2 million for the quarter ended September 30, 2014, compared with a net income of $62.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $5.8 million mostly due to:

•	an increase of $3.6 million, or 13 basis points in income from mortgage loans mainly due to the reversal of $5.9 million of interest from the reverse mortgage portfolio, which had been accrued in excess of the amount insured by FHA during the third quarter of 2013;

•	lower interest expense from deposits by $1.6 million, or a lower cost of 6 basis points, mainly from individual retirement accounts and brokered CD’s related to renewal of maturities at lower prevailing rates; and

•	lower cost of borrowings by $4.5 million mainly due to the conversion into shares of common stock of $185 million in subordinated notes due to Popular, Inc. during the fourth quarter of 2013, and lower volumes of advances from the Federal Home Loan Bank of NY.

Partially offsetting the favorable variances in net interest income was a reduction of approximately $3.4 million in interest income from the covered portfolio due to lower average volume as the portfolio continues its normal run-off, partially offset by higher yields due to lower estimate of expected losses. The net interest margin was 5.25% for the quarter ended September 30, 2014, compared to 5.26% for the same period in 2013.

•	higher provision for loan losses by $6.5 million, or 10%, due to an increase in the provision for the non-covered portfolio of $11.4 million due to qualitative factors reflecting the challenging macro-economic conditions in Puerto Rico. The provision for the covered portfolio declined by approximately $5.0 million driven by lower impairment losses on loan pools accounted for under ASC 310-30;

•	higher non-interest income by $6.6 million, or 7%, mainly due to:

•	lower FDIC loss share expense by $10.0 million (refer to Table 6 for components of this variance). The FDIC indemnity asset amortization for the third quarter of 2014 included a benefit of approximately $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods. This amount will be recognized as expense over the remaining portion of the Loss Sharing Agreement that expires in the quarter ending June 30, 2015. Excluding the impact of this adjustment, the FDIC loss share expense increased by $5 million, due to higher amortization of the indemnification asset, lower mirror accounting on credit impairment losses and reimbursable expenses, offset by lower mirror accounting on recoveries on covered assets and a positive adjustment in the fair value of the true up payment obligation; and

•	higher trading account profit by $7.4 million mainly at the broker dealer business due to the unrealized losses on outstanding mortgage backed securities and Puerto Rico government obligations and closed-end funds recorded in 2013.

The positive variances in non-interest income detailed above were partially offset by:

•	lower mortgage banking activities revenues by $4.2 million due to an unfavorable valuation adjustment on mortgage servicing rights and an unfavorable variance in realized gains/(losses) on closed derivative positions, partially offset by higher gain on sale of loans; and

•	higher provision for indemnity reserves by $5.4 million mostly due to reserve releases during the third quarter of 2013.

•	higher operating expenses by $1.4 million, or 1%, mainly due to:

•	higher other general operating expenses by $11.9 million driven by higher provision for unused commitments, mainly for credit cards; and

•	higher other real estate (OREO) expenses by $3.3 million due to losses on sales of OREOs largely related to several auctions of commercial and construction OREO properties as part of the Corporation’s resolution strategies and higher losses on sale of mortgage OREOs, partially offset by lower write-downs.

The negative variances in operating expenses detailed above were partially offset by:

•	lower FDIC deposit insurances expenses by $5.7 million resulting from improvements in assets quality and earnings trends;

•	lower personnel costs by $4.3 million at BPPR mostly related to lower pension and postretirement expenses due to actuarial revisions, partially offset by higher health insurance and salaries expenses; and

•	lower other taxes by $3.0 million mainly due to lower gross tax and municipal license taxes.

•	higher income tax expense of $5.0 million as the Government of Puerto Rico approved an amendment to the Internal Revenue Code on July 1, 2014, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an income tax expense of $20.0 million during the third quarter of 2014, which was mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank. This expense was partially offset by higher exempt income during third quarter of 2014 and a favorable variance of $10.0 million in adjustments recorded in connection with filing its income tax returns. Also, during the third quarter of 2014, $3.6 million of reserves for uncertain tax positions were reversed due to the expiration of the statute of limitation in the Puerto Rico operations compared with $7.7 million during the same quarter of 2013.

Net income for the nine months ended September 30, 2014 amounted to $198.5 million, compared to $113.9 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $48.0 million, or 19 basis points, mostly due to:

•	higher income from commercial loans of $10.6 million due to higher volumes and higher yields after the bulk sale of non-performing commercial loans during the first quarter of 2013;

•	an increase of $5.4 million on income from consumer loans due to the loan purchase of $90 million in consumer loans during the first quarter of 2014 and higher volume of auto loans;

•	an increase of $18.4 million in income from the covered portfolio due to loan resolutions and higher expected cash flows, partially offset by lower levels due to the continued resolution of that portfolio;

•	lower interest expense from deposits by $10.5 million, or a lower cost of 9 basis points, mainly from individual retirement accounts and brokered CD’s related to renewal of maturities at lower prevailing rates and to lower volume of deposits; and

•	lower cost of borrowings by $13.5 million mainly due to the conversion into shares of common stock of $185 million in subordinated notes due to Popular, Inc. during the fourth quarter of 2013 and lower levels of advances from the Federal Home Loan Bank of NY.

Partially offsetting the favorable variances in net interest income was a decrease in income from investment securities of $3.8 million mainly due to lower volume of mortgage backed securities and a reduction of approximately $3.5 million in income from construction loans. The net interest margin was 5.42% for the nine months ended September 30, 2014, compared to 5.23% for the same period in 2013.

•	lower provision for loan losses by $305.1 million, or 56%, mostly due to the decrease in the provision for loan losses on the non-covered loan portfolio of $294.4 million, mainly related to the incremental provision of $148.8 million and $169.2 million related to the bulk sales of non-performing loans during the first and second quarters of 2013. Excluding the impact of the sales, the provision for loan losses for the non-covered portfolio increased by $23.6 million, due to macro-economic conditions in Puerto Rico and reserves for commercial and public sector exposures, offset by the reserve releases due to the annual review of the components of the allowance for loan losses. The provision for the covered portfolio declined by $10.7 million driven by lower impairment losses on loan pools accounted for under ASC 310-30; and

•	lower non-interest income by $6.5 million, or 3%, mainly due to:

•	higher FDIC loss share expense by $39.4 million mainly due to higher amortization of the indemnification asset and lower mirror accounting on credit impairment losses and reimbursable, offset by the positive adjustment of $15.0 million related to the amortization of the indemnification asset, as discussed above;

•	lower income from mortgage banking activities by $35.2 million mainly due to higher losses on closed derivative positions and unfavorable fair value adjustments on mortgage servicing rights, offset by higher gains on sale of loans transactions;

•	lower other service fees by $5.4 million, due mainly to fees from the broker dealer business due to lower transaction volumes; and

•	lower other operating income by $4.7 million due to lower income from equity investments and lower underwriting income from the broker dealer.

The negative variances in non-interest income detailed above were partially offset by:

•	favorable variance on sale of loans by $62.5 million due to the impact of the sales of non performing loans completed during 2013; and

•	a favorable variance in trading account income (losses) of $15.8 million due to higher volume of mortgage backed securities at higher market values and the losses recorded during 2013 on government obligations and closed end funds.

•	lower operating expenses by $53.6 million, or 7%, mainly due to lower OREO expenses due to the $37.0 million write down recorded in connection with the sale of non-performing assets during the first quarter of 2013, lower FDIC insurance expense by $11.2 million due to improved asset quality and earnings trends, lower personnel costs by $14.8 million due mostly to lower pension and postretirement expenses from changes to actuarial assumptions in pension obligations, and lower other taxes by $2.7 million mainly due to lower gross tax and municipal license taxes; partially offset by higher other operating expenses by $15.0 million due to higher provision for unused commitments.

•	income tax expense was $53.4 million, compared to an income tax benefit of $262.2 million. The unfavorable variance of $315.6 million was mainly due to higher income during 2014 and the change in statutory tax rate from 30% to 39% during the second quarter of 2013, resulting in a tax benefit of $214.2 million.

Banco Popular North America

For the quarter ended September 30, 2014, the reportable segment of Banco Popular North America reported net loss from continuing operations of $11.4 million, compared with a net income $21.6 million for the same quarter of the previous year. During the third quarter of 2014, BPNA refinanced approximately $638 million in long term structured repos and replaced them with lower cost short-term repos of a similar amount. The fees associated with the refinancing of these repos were $39.7 million, of which $20.7 million were recorded as interest expense during the third quarter of 2014, with the remainder to be recorded during the fourth quarter of 2014. Also, BPNA sold or entered into agreements to sell $220.7 million in legacy and classified loans, resulting in a loss of approximately $12.0 million which was recorded through the provision for loan losses. Restructuring costs associated with BPNA’s reorganization were $8.3 million for the third quarter of 2014. Adjusted for these transactions, BPNA recorded a net income from continuing operations of $29.6 million, an increase of $8.0 million when compared to the same period of last year. The principal factors that contributed to the variance in the financial results included the following:

•	net interest income declined by $2.9 million, excluding the impact of the repo refinancing mentioned above, mainly due to lower yields on commercial loans. Net interest margin was 1.82% and the adjusted net interest margin was 3.23%, compared to 3.29% for the same quarter of the previous year;

•	higher reversal of provision for loan losses by $3.9 million, excluding the impact of bulks sales discussed above, principally as a result of improved credit performance. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations corresponding to the BPNA reportable segment;

•	higher non-interest income by $6.2 million, mostly due to higher gains on sale of loans by $10.3 million related to a higher volume of sales of non-performing commercial loans, offset by higher losses on sale of investment securities of $1.8 million and a release of the provision for indemnity reserves of $1.7 million recorded during the third quarter of 2013; and

•	lower operating expenses by $0.7 million, excluding $8.3 million in restructuring charges as mentioned above, mainly due to lower personnel costs by $0.6 million.

Net income from continuing operations for the nine months ended September 30, 2014 amounted to $60.6 million, compared to $44.5 million for the same period of the previous year. Adjusting for the $20.7 million impact of the repos refinancing, the loss on bulk sales or definitive agreements to sell of $12.0 million, and the restructuring charges of $12.9 million, the net income for BPNA would have been $106.2 million. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $4.3 million, or 10 basis points, excluding the impact of the repos refinancing mentioned above, mainly impacted by lower interest expense from deposits by $6.1 million, or a lower cost of 22 basis points, driven by the renewal of maturities from time deposits at lower prevailing rates and higher income from collection of construction loans by $2.6 million, offset by lower income from commercial loans by $4.1 million, due to lower levels. The BPNA reportable segment’s net interest margin was 2.83% for the nine months ended September 30, 2014 and the adjusted net interest margin was 3.29%, compared with 3.19% for the same period in 2013;

•	favorable variance in the provision for loan losses by $31.8 million, excluding the impact of bulks sales discussed above, principally as a result of improved credit performance, as mentioned above;

•	higher non-interest income by $20.6 million, mostly due to higher gains on sale of loans by $23.2 million related to a higher volume of sales of non-performing commercial loans; and lower provision for indemnity reserves for $1.5 million, partially offset by lower service charges on deposits by $2.4 million and a loss on sale of investment securities of $1.8 million; and

•	lower operating expenses by $4.6 million, excluding $12.9 million in restructuring charges, due to lower personnel costs by $2.0 million, lower partially offset by a favorable variance of $2.7 million in OREO expense due to sales of commercial OREOs.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $34.1 billion at September 30, 2014 and $35.7 billion at December 31, 2013. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $1.1 billion at September 30, 2014, compared to $858.5 million at December 31, 2013. The increase was mainly at BPPR due to higher balances at the Federal Reserve Bank of New York.

Trading account securities amounted to $145 million at September 30, 2014, compared to $340 million at December 31, 2013. The reduction was mainly due to sales of mortgage backed securities at BPPR during the third quarter of 2014. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.8 billion at September 30, 2014, compared with $5.4 billion at December 31, 2013. The increase in investment securities available-for-sale is mainly reflected in the categories of U.S. Treasury securities and Obligations of U.S. Government sponsored entities. At September 30, 2014, the investment securities available-for-sale portfolio was in unrealized net loss position of $17.7 million, compared with an unrealized net loss position of $51.1 million at December 31, 2013.

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

Table 10 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	September 30, 2014	December 31, 2013	Variance
U.S. Treasury securities	$592,810	$28,482	$564,328
Obligations of U.S. Government sponsored entities	1,973,404	1,629,205	344,199
Obligations of Puerto Rico, States and political subdivisions	177,410	180,258	(2,848)
Collateralized mortgage obligations	2,135,182	2,418,924	(283,742)
Mortgage-backed securities	944,569	1,135,641	(191,072)
Equity securities	4,241	4,116	125
Others	13,043	38,670	(25,627)

Total investment securities AFS and HTM	$5,840,659	$5,435,296	$405,363

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

The Corporation’s total loan portfolio amounted to $22.2 billion at September 30, 2014, compared to $24.7 billion at December 31, 2013. Excluding the reclassification of $1.8 billion in loans to discontinued operations, the total loan portfolio decreased by $0.7 million mainly in the covered loan portfolio due to the continuation of loan resolutions and the normal portfolio run-off and sales of non-performing loans held-in-portfolio mainly at BPNA.

Table 11 - Loans Ending Balances

(In thousands)	September 30, 2014	December 31, 2013	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$8,058,714	$10,037,184	$(1,978,470)
Construction	211,850	206,084	5,766
Legacy[1]	91,015	211,135	(120,120)
Lease financing	550,514	543,761	6,753
Mortgage	6,555,337	6,681,476	(126,139)
Consumer	3,891,786	3,932,226	(40,440)

Total non-covered loans held-in-portfolio	19,359,216	21,611,866	(2,252,650)

Loans covered under FDIC loss sharing agreements:
Commercial	1,696,651	1,812,804	(116,153)
Construction	74,468	190,127	(115,659)
Mortgage	846,472	934,373	(87,901)
Consumer	36,672	47,123	(10,451)

Total covered loans held-in-portfolio	2,654,263	2,984,427	(330,164)

Total loans held-in-portfolio	22,013,479	24,596,293	(2,582,814)

Loans held-for-sale:
Commercial	38,072	603	37,469
Legacy[1]	27,409	—	27,409
Mortgage	106,832	109,823	(2,991)
Consumer	5,695	—	5,695

Total loans held-for-sale	178,008	110,426	67,582

Total loans	$22,191,487	$24,706,719	$(2,515,232)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio decreased by $2.3 million to $19.4 billion at September 30, 2014. Excluding the $1.8 billion loans reclassified to discontinued operations, non-covered loans held-in-portfolio decreased by $0.5 billion, due to the bulk sales or reclassification to held-for-sale of certain classified loans at BPNA.

The loans held-for-sale portfolio reflected an increase of $67.6 million from December 31, 2013 to September 30, 2014; the increase was mostly at the BPNA segment driven by the reclassification of certain classified commercial and residential mortgage loans in connection with entering into definitive agreements to sell loans to be completed during the fourth quarter of 2014, amounting to $105.0 million.

Covered loans

The covered loans portfolio amounted to $2.7 billion at September 30, 2014, compared to $3.0 billion at December 31, 2013. The decrease of $330.2 million was mainly due to loan resolutions and the normal portfolio run-off. Refer to Table 11 for a breakdown of the covered loans by major loan type categories. Tables 12 and 13 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 12 - Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$2,610,664	$3,012,866	$2,827,947	$3,491,759
Accretion	66,017	68,529	224,998	196,055
Collections / charge-offs	(148,248)	(190,346)	(524,512)	(796,765)

Ending balance	$2,528,433	$2,891,049	$2,528,433	$2,891,049
Allowance for loan losses (ALLL)	(85,640)	(108,874)	(85,640)	(108,874)

Ending balance, net of ALLL	$2,442,793	$2,782,175	$2,442,793	$2,782,175

Table 13 - Activity in the Accretable Yield on Covered Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$1,280,758	$1,379,612	$1,309,205	$1,451,669
Accretion [1]	(66,017)	(68,529)	(224,998)	(196,055)
Change in expected cash flows	97,780	(1,465)	228,314	54,004

Ending balance	$1,312,521	$1,309,618	$1,312,521	$1,309,618

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 14 sets forth the activity in the FDIC loss share asset for the quarters and nine months ended September 30, 2014 and 2013.

Table 14 - Activity of Loss Share Asset

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$751,553	$1,379,342	$948,608	$1,399,098
Amortization of loss share indemnification asset	(42,524)	(37,681)	(163,565)	(116,442)
Reversal of accelerated amortization in prior periods	15,046	—	15,046	—
Credit impairment losses to be covered under loss sharing agreements	9,863	13,946	35,325	53,329
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	—	(87)	—	(473)
Reimbursable expenses	15,545	25,641	39,375	45,555
Payments from FDIC under loss sharing agreements	(73,106)	(52,865)	(185,963)	(52,758)
Other adjustments attributable to FDIC loss sharing agreements	4,729	(3,585)	(7,720)	(3,598)

Balance at end of period	$681,106	$1,324,711	$681,106	$1,324,711

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

Table 15 - Activity in the Remaining FDIC Loss Share Asset Discount

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period[1]	$105,939	$122,124	$103,691	$141,800
Amortization of negative discount[2]	(42,524)	(37,681)	(163,565)	(116,442)
Impact of lower projected losses	3,147	38,053	126,436	97,138

Balance at end of period	$66,562	$122,496	$66,562	$122,496

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share (expense) income.

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

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At September 30, 2014, OREO decreased to $287 million from $304 million at December 31, 2013. Refer to Table 16 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 16 - Other Real Estate Owned Activity

	For the quarter ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$49,787	$89,633	$107,905	$47,900	$295,225
Write-downs in value	(2,714)	(1,844)	(5,839)	(2,222)	(12,619)
Additions	2,853	15,787	10,693	7,276	36,609
Sales	(5,148)	(13,008)	(7,077)	(7,057)	(32,290)
Other adjustments	(1)	(89)	(812)	615	(287)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

	For the nine months ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(3,499)	(2,952)	(17,037)	(3,369)	(26,857)
Additions	13,824	46,070	46,147	15,870	121,911
Sales	(15,482)	(37,274)	(40,290)	(13,211)	(106,257)
Other adjustments	1,285	(2,217)	(4,165)	(570)	(5,667)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

	For the quarter ended September 30, 2013
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$65,125	$93,795	$138,885	$44,340	$342,145
Write-downs in value	$(2,881)	$(661)	$(10,288)	$(1,381)	$(15,211)
Additions	$4,340	$14,184	$21,345	$6,247	$46,116
Sales	$(16,157)	$(22,111)	$(35,902)	$(3,278)	$(77,448)
Other adjustments	$—	$(132)	$240	$(240)	$(132)

Ending balance	$50,427	$85,075	$114,280	$45,688	$295,470

	For the nine months ended September 30, 2013
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	$(8,767)	$(8,939)	$(16,961)	$(3,166)	$(37,833)
Additions	$26,598	$69,369	$73,020	$22,796	$191,783
Sales	$(103,556)	$(107,282)	$(41,417)	$(13,743)	$(265,998)
Other adjustments	$290	$945	$240	$141	$1,616

Ending balance	$50,427	$85,075	$114,280	$45,688	$295,470

Other assets

Table 17 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at September 30, 2014 and December 31, 2013.

Table 17 - Breakdown of Other Assets

(In thousands)	September 30, 2014	December 31, 2013	Variance
Net deferred tax assets (net of valuation allowance)	$758,347	$761,768	$(3,421)
Investments under the equity method	221,130	197,006	24,124
Bank-owned life insurance program	—	228,805	(228,805)
Prepaid FDIC insurance assessment	—	383	(383)
Prepaid taxes	207,999	91,504	116,495
Other prepaid expenses	97,122	67,108	30,014
Derivative assets	25,850	34,710	(8,860)
Trades receivable from brokers and counterparties	77,618	71,680	5,938
Others	246,753	234,594	12,159

Total other assets	$1,634,819	$1,687,558	$(52,739)

The decrease in other assets from December 31, 2013 to September 30, 2014 of $52.7 million was mainly due the surrender of the bank owned life insurance contract at BPNA, which had a balance of $231.2 million. This decrease was partially offset by higher prepaid taxes. Prepaid taxes increased mostly due to payments of $45 million in income taxes in connection with the Closing Agreement signed with the Puerto Rico Department of Treasury on June 30, 2014, and $ 31.8 million of unamortized corporate personal property tax and municipal tax paid during the quarter.

Goodwill

The decrease in goodwill from December 31, 2013 to September 30, 2014 of $187 million was the result of the non-cash write-down of the goodwill allocated, on a relative fair value basis, to the discontinued U.S. businesses. Refer to Note 16 for detailed information about the Corporation’s goodwill and other intangible assets and Note 3 for more information about the discontinued U.S businesses.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2014 and December 31, 2013 is included in Table 18.

Table 18 - Financing to Total Assets

(In millions)	September 30, 2014	December 31, 2013	% increase (decrease) from 2013 to 2014	% of total assets
				2014	2013
Non-interest bearing deposits	$5,521	$5,923	(6.8)%	16.2%	16.6%
Interest-bearing core deposits	14,776	16,026	(7.8)	43.3	44.8
Other interest-bearing deposits	4,169	4,762	(12.5)	12.2	13.3
Fed funds purchased and repurchase agreements	1,651	1,659	(0.5)	4.9	4.6
Other short-term borrowings	1	401	(99.8)	—	1.1
Notes payable	1,724	1,585	8.8	5.1	4.4
Other liabilities	852	767	11.1	2.5	2.2
Liabilities from discontinued operations	1,107	—	—	3.2	—
Stockholders’ equity	4,298	4,626	(7.1)	12.6	13.0

Deposits

The Corporation’s deposits totaled $24.5 billion at September 30, 2014 compared to $26.7 billion at December 31, 2013. Excluding the reclassification of $2.0 billion in deposits to discontinued operations, deposits decreased by $0.2 billion mainly due to a reduction in higher cost and brokered deposits at the BPNA segment. Refer to Table 19 for a breakdown of the Corporation’s deposits at September 30, 2014 and December 31, 2013.

Table 19 - Deposits Ending Balances

(In thousands)	September 30, 2014	December 31, 2013	Variance
Demand deposits [1]	$6,326,220	$6,590,963	$(264,743)
Savings, NOW and money market deposits (non-brokered)	10,251,602	11,255,309	(1,003,707)
Savings, NOW and money market deposits (brokered)	386,573	553,521	(166,948)
Time deposits (non-brokered)	5,636,443	6,478,103	(841,660)
Time deposits (brokered CDs)	1,865,267	1,833,249	32,018

Total deposits	$24,466,105	$26,711,145	$(2,245,040)

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $3.4 billion at September 30, 2014, compared to $3.6 billion at December 31, 2013. The decrease is mainly due to lower Federal Home Loan Bank of NY advances at the BPPR segment. During the third quarter of 2014, the Corporation repaid in full the TARP related debt, which had a balance of $532 million, net of discount at December 31, 2013. The repayment was partially funded by the issuance of $450 million in senior notes, at a 7% rate. Refer to Note 18 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased from $766.8 million at December 31, 2013 to $852.4 million at September 30, 2014. The increase was principally driven by higher income tax payable at the BPPR segment.

Stockholders’ Equity

Stockholders’ equity totaled $4.3 billion at September 30, 2014, compared with $4.6 billion at December 31, 2013. The decrease resulted from the Corporation’s net loss of $362.3 million for the nine months ended September 30, 2014, principally triggered by the acceleration of the amortization of the TARP Notes discount and the goodwill impairment charge of $186.5 million, partially offset by a decrease of $38.7 million in accumulated other comprehensive loss due to net unrealized gain (losses) in the portfolio of investments securities available-for-sale. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at September 30, 2014 and December 31, 2013 are presented on Table 20. As of such dates, BPPR and BPNA were well-capitalized.

Table 20 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2014	December 31, 2013
Risk-based capital:
Tier I capital	$3,779,698	$4,464,742
Supplementary (Tier II) capital	285,520	296,813

Total capital	$4,065,218	$4,761,555

Minimum total capital requirement to be well capitalized	2,241,243	2,331,867

Excess total capital	$1,823,975	$2,429,688

Risk-weighted assets:
Balance sheet items	$20,730,176	$21,409,548
Off-balance sheet items	1,682,252	1,909,126

Total risk-weighted assets	$22,412,428	$23,318,674

Adjusted quarterly average assets	$33,941,600	$34,746,137

Ratios:[1]
Tier I capital (minimum required - 4.00%)	16.86%	19.15%
Total capital (minimum required - 8.00%)	18.14	20.42
Leverage ratio [2]	11.14	12.85

[1]	The well-capitalized requirement for a bank holding company under existing rules is a minimum ratio of Tier I capital to risk-weighted assets of 6% and Total capital to risk-weighted assets of 10%.
[2]	All banks are required to have a minimum Tier 1 Leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At September 30, 2014, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total capital of $ 1,792,994; Tier 1 capital of $ 896,497; and Tier 1 Leverage of $ 1,018,248, based on a 3% ratio, or $ 1,357,664, based on a 4% ratio, according to the entity’s classification.

The reduction in the regulatory capital ratios from December 31, 2013 to September 30, 2014 was mainly driven by the reduction in total capital resulting from the repurchase on July 2, 2014 of $935 million of capital securities held by the U.S. Treasury in connection with the TARP Capital Purchase Program. This unfavorable impact to the regulatory capital ratios was in part off-set by a reduction in risk-weighted assets, mostly derived from the Illinois and Central Florida regional sales and the surrender of the bank-owned life insurance policy assets, as well as a general reduction in loans held-in-portfolio, including covered loans.

In accordance with the Federal Reserve Board guidance under its existing general risk-based capital rules, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. At September 30, 2014 and December 31, 2013, the Corporation’s restricted core capital elements did not exceed the 25% limitation.

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

Table 21 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2014 and December 31, 2013.

Table 21 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2014	December 31, 2013
Total stockholders’ equity	$4,298,392	$4,626,150
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(461,246)	(647,757)
Less: Other intangibles	(37,777)	(45,132)

Total tangible common equity	$3,749,209	$3,883,101

Total assets	$34,099,095	$35,749,333
Less: Goodwill	(461,246)	(647,757)
Less: Other intangibles	(37,777)	(45,132)

Total tangible assets	$33,600,072	$35,056,444

Tangible common equity to tangible assets	11.16%	11.08%
Common shares outstanding at end of period	103,448,206	103,397,699
Tangible book value per common share	$36.24	$37.56

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Corporation’s capital position.

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations currently in place as of September 30, 2014, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Corporation has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Table 22 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at September 30, 2014 and December 31, 2013 (non-GAAP).

Table 22 - Reconciliation Tier 1 Common Equity

(In thousands)	September 30, 2014	December 31, 2013
Common stockholders’ equity	$4,248,232	$4,575,990
Less: Unrealized losses (gains) on available-for-sale securities, net of tax[1]	16,787	48,344
Less: Disallowed deferred tax assets[2]	(618,141)	(626,570)
Less: Disallowed goodwill and other intangible assets, net of deferred tax liability	(444,759)	(643,185)
Less: Aggregate adjusted carrying value of non-financial equity investments	(1,462)	(1,442)
Add: Adjustment of pension and postretirement benefit plans and unrealized gains (losses) on cash flow hedges, net of tax[1]	102,279	104,302

Total Tier 1 common equity	$3,302,936	$3,457,439

Tier 1 common equity to risk-weighted assets	14.74%	14.83%

[1]	Under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.
[2]	Approximately $147 million of the Corporation’s $758 million of net deferred tax assets included as “Other assets” in the consolidated statement of financial condition at September 30, 2014 ($167 million and $762 million, respectively, at December 31, 2013), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $618 million of such assets at September 30, 2014 ($627 million at December 31, 2013) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $-7 million of the Corporation’s other net deferred tax assets at September 30, 2014 ($-32 million at December 31, 2013) represented primarily the following items: (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) certain deferred tax liabilities associated with goodwill and other intangibles.

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

In addition (as noted above), under the current general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at September 30, 2014, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules.

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

The Corporation has evaluated the impact of the New Capital Rules on our regulatory capital ratios and estimates a reduction of approximately 108 basis points to our Basel I Tier I Common risk-based capital ratio based on our September 30, 2014 balance sheet composition, assuming a full phase-in of the New Capital Rules. The following table presents a preliminary estimate of the computation of the Corporation’s regulatory capital ratios and risk-weighted assets on a fully-phased in basis under the methodologies set forth in the New Capital Rules based on our current understanding of those Rules and subject to certain assumptions.

We believe that Popular, BPPR and BPNA will be able to meet the required well-capitalized capital ratios on a Basel III basis.

Table 23 - Estimated Regulatory Capital Ratios Under Basel III Rules - Fully Phased-in-Basis

(Dollars in thousands)	September 30, 2014

Tier I common equity (Basel I)	$3,302,936
Adjustment related to capital components	35,206

Estimated Tier I common equity under Basel III rules without AOCI	$3,338,142

Additional Tier I equity (Basel I)	$476,762
Adjustment related to capital components	(426,602)

Estimated additional Tier I equity under Basel III rules	$50,160

Tier II capital (Basel I)	$285,520
Adjustment related to capital components	451,704

Estimated Tier II capital under Basel III rules	$737,224

Total capital (Basel I)	$4,065,218
Adjustment related to capital components	60,309

Estimated total capital under Basel III rules	$4,125,527

Risk-weighted assets under Basel I rules	$22,412,428
Adjustment related to RWA components	2,033,310

Estimated risk-weighted assets under Basel III rules	$24,445,738

Estimated ratios:
Tier I capital	13.86%
Tier I common equity	13.66
Total capital	16.88
Leverage	9.97

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2014, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $215 million at September 30, 2014 of which approximately 37% matures in 2014, 29% in 2015, 17% in 2016 and 17% thereafter.

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

Table 24 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2014.

Table 24 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2014	Years 2015 - 2016	Years 2017 - 2018	Years 2019 - thereafter	Total
Commitments to extend credit	$5,317	$1,351	$243	$122	$7,033
Commercial letters of credit	2	—	—	—	2
Standby letters of credit	9	36	—	—	45
Commitments to originate or fund mortgage loans	25	13	—	—	38
Unfunded investment obligations	1	9	—	—	10

Total	$5,354	$1,409	$243	$122	$7,128

Note: Commitments to extend credit and standby letters of credit exclude $22 million from discontinued operations.

At September 30, 2014 and December 31, 2013, the Corporation maintained a reserve of approximately $13 million and $7 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 24 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At September 30, 2014, the Corporation serviced $2.2 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.5 billion at December 31, 2013. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

Table 25 below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 25 - Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	September 30, 2014	December 31, 2013
Total portfolio	$2,226,670	$2,524,155
Days past due:
30 days and over	$325,283	$347,046
90 days and over	$130,252	$138,018

As a percentage of total portfolio:
30 days past due or more	14.61%	13.75%
90 days past due or more	5.85%	5.47%

During the third quarter and nine months ended September 30, of 2014, the Corporation repurchased approximately $21 million and $69 million, respectively, (unpaid principal balance) in mortgage loans subject to the credit recourse provisions, compared with $29 million and $95 million, respectively, during the same periods of 2013. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At September 30, 2014, there were eight outstanding unresolved claim related to the credit recourse portfolio with a principal balance outstanding of $1.3 million, compared with five claims with an outstanding balance of $769 thousand at December 31, 2013. The outstanding unresolved claims at September 30, 2014 and at December 30, 2013 pertain to FNMA.

At September 30, 2014, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $51 million, compared with $41 million at December 31, 2013.

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and nine months ended September 30, 2014 and 2013.

Table 26 - Changes in Liability of Estimated Losses from Credit Recourse Agreements

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$47,892	$45,892	$41,463	$51,673
Provision for recourse liability	9,189	5,180	28,215	15,965
Net charge-offs / terminations	(5,885)	(7,243)	(18,482)	(23,809)

Balance as of end of period	$51,196	$43,829	$51,196	$43,829

The provision for credit recourse liability increased by $12.3 million during the nine months ended September 30 2014, when compared with the same period in 2013, due to certain enhancements in the estimated losses for credit recourse methodology at BPPR.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2014, the Corporation serviced $15.8 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $16.3 billion at December 31, 2013. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2014, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $33 million, compared with $29 million during 2013. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $2.2 million in unpaid principal balance with losses amounting to $1.6 million during the nine months ended September 30, 2014. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

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

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR during the quarters and nine months ended September 30, 2014 and 2013.

Table 27 - Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$15,919	$20,959	$19,277	$7,587
Additions for new sales	—	—	—	13,747
Provision (reversal) for representation and warranties	230	(1,100)	(1,235)	(975)
Net charge-offs / terminations	(7)	(945)	(1,900)	(1,445)

Balance as of end of period	$16,142	$18,914	$16,142	$18,914

In addition, at September 30, 2014, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2014 and December 31, 2013, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $5 million and $7 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

MARKET RISK

The financial results and capital levels of the Corporation are constantly exposed to market risk. Market risk represents the risk of loss due to adverse movements in market rates or financial asset prices, which include interest rates, foreign exchange rates, and bond and equity security prices; the failure to meet financial obligations coming due because of the inability to liquidate assets or obtain adequate funding; and the inability to easily unwind or offset specific exposures without significantly lowering prices because of inadequate market depth or market disruptions.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2015. Under a 200 basis points rising rate scenario, projected net interest income increases by $47 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $87 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario.

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

Trading

The Corporation engages in trading activities in the ordinary course of business at its subsidiaries, Banco Popular de Puerto Rico (“BPPR”) and Popular Securities. Popular Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail brokerage business and purchases and sales of U.S. Government and government sponsored securities with the objective of realizing gains from expected short-term price movements. BPPR’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities classified as “trading” and hedging the related market risk with “TBA” (to-be-announced) market transactions. The objective is to derive spread income from the portfolio and not to benefit from short-term market movements. In addition, BPPR uses forward contracts or TBAs to hedge its securitization pipeline. Risks related to variations in interest rates and market volatility is hedged with TBAs that have characteristics similar to that of the forecasted security and its conversion timeline.

At September 30, 2014, the Corporation held trading securities with a fair value of $145 million, representing approximately 0.4% of the Corporation’s total assets, compared with $340 million and 1.0% at December 31, 2013. As shown in Table 28, the trading portfolio consists principally of mortgage-backed securities, which at September 30, 2014 were investment grade securities. As of

September 30, 2014, the trading portfolio also included $10.1 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2013 - $11.1 million) held by Popular Securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $0.7 million for the quarter ended September 30, 2014 and a trading account loss of $6.6 million for the quarter ended September 30, 2013. Table 28 provides the composition of the trading portfolio at September 30, 2014 and December 31, 2013.

Table 28 - Trading Portfolio

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$118,002	6.17%	$312,751	4.90%
Collateralized mortgage obligations	1,749	4.91	1,849	4.75
Puerto Rico government obligations	8,194	5.23	7,586	5.15
Interest-only strips	816	11.77	915	12.01
Other (includes related trading derivatives)	16,582	2.72	16,642	3.14

Total	$145,343	5.74%	$339,743	4.84%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.2 million, assuming a confidence level of 99%, for the last week in September 2014. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 27 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At September 30, 2014, approximately $ 5.9 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At September 30, 2014, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 141 million of financial assets that were measured at fair value on a nonrecurring basis at September 30, 2014, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 27 million at September 30, 2014, of which $ 14 million were Level 3 assets and $ 13 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and nine months ended September 30, 2014, there were no transfers in and/or out of Level 1, Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. Refer to the Critical Accounting Policies / Estimates in the 2013 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and nine months ended September 30, 2014, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2014, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At September 30, 2014, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.9 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. At September 30, 2014, net unrealized gains on the trading portfolios approximated $7 million and net unrealized losses on available-for-sale investments securities approximated $18 million. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 152 million at September 30, 2014, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 13 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended September 30, 2014, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.4 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.2 million from the assessment of the counterparties’ credit risk and a loss of $0.6 million resulting from the Corporation’s own credit standing adjustment. During the nine months ended September 30, 2014, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $1.1 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $1.2 million resulting from assessment of the counterparties credit risk and a loss of $0.1 million resulting from the Corporation’s own credit standing adjustment.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 72% of the Corporation’s total assets at September 30, 2014, compared with 75% at December 31, 2013. The ratio of total ending loans to deposits was 91% at September 30, 2014, compared to 93% at December 31, 2013. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At September 30, 2014, these borrowings consisted primarily of $ 1.7 billion in assets sold under agreement to repurchase, $810 million in advances with the FHLB, $0.4 billion in junior subordinated deferrable interest debentures related to trust preferred securities and $450 million in term notes issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 18 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

On April 22, 2014, the Corporation’s U.S. bank subsidiary (“PCB”) declared a $250 million cash dividend to the Bank Holding Company (“BHC”), $100 million of which was contributed by the BHC to the Puerto Rico banking subsidiary (“BPPR”).

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 19 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 20.3 billion, or 83% of total deposits, at September 30, 2014, compared with $21.9 billion, or 82% of total deposits, at December 31, 2013. Core deposits financed 69% of the Corporation’s earning assets at September 30, 2014, compared with 70% at December 31, 2013.

Certificates of deposit with denominations of $100,000 and over at September 30, 2014 totaled $2.9 billion, or 12% of total deposits (December 31, 2013 - $3.2 billion, or 12% of total deposits). Their distribution by maturity at September 30, 2014 is presented in the table that follows:

Table 29 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,381,801
3 to 6 months	368,759
6 to 12 months	593,891
Over 12 months	602,763

Total	$2,947,214

At September 30, 2014 and December 31, 2013, approximately 7% of the Corporation’s assets were financed by brokered deposits. The Corporation had $ 2.3 billion in brokered deposits at September 30, 2014 and $2.4 billion in December 31, 2013. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

In connection with the restructuring of its U.S. mainland operations, the Corporation is taking steps to restructure its balance sheet and funding strategies. As part of the strategy, during the third quarter of 2014, the Corporation sold approximately $94.2 million in securities available for sale and refinanced approximately $638 million in long term structured repos in the U.S. with a yield of 4.41% and replaced them with lower cost short term repos of a similar amount. The fees associated with the refinancing of these repos were $39.7 million, of which $20.7 million were recorded as interest expense during the third quarter of 2014, with remainder to be recorded during the fourth quarter of 2014.

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At September 30, 2014 and December 31, 2013, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.3 billion and $3.0 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $810 million at

September 30, 2014 and $1.2 billion at December 31, 2013. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At September 30, 2014 the credit facilities authorized with the FHLB were collateralized by $ 4.0 billion in loans held-in-portfolio and $4.5 billion at December 31, 2013. Refer to Note 18 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At September 30, 2014 and December 31, 2013, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $2.1 billion and $3.4 billion, respectively, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At September 30, 2014 and December 31, 2013, this credit facility with the Fed was collateralized by $ 4.4 billion and $4.5 billion, respectively, in loans held-in-portfolio.

On October 20, 2014, the Memorandum of Understanding (the “MOU”) entered into on July 20, 2011 between Popular, Inc., BPPR, the Federal Reserve Bank of New York (the “FRB-NY”) and the Office of the Commissioner of Financial Institutions of Puerto Rico was lifted. The MOU provided, among other things, for the Corporation to take steps to improve its credit risk management practices and asset quality, and for the Corporation to develop strategic plans to improve earnings and to develop capital plans. The MOU also required the Corporation to obtain approval from the applicable MOU counterparties prior to, among other things, declaring or paying dividends, purchasing or redeeming any shares of its stock, consummating acquisitions or mergers, or making any distributions on its trust preferred securities or subordinated debentures. The MOU entered into between BPNA, the FRB-NY and the New York State Department of Financial Services (the “NYSDFS”) on July 25, 2011 remains outstanding. BPNA could not declare any dividends without the approval of the Federal Reserve Board and the NYSDFS.

As disclosed in Note 3, Discontinued Operations, during the third quarter of 2014, the Corporation completed two of the previously announced sales of its regional operations in the U.S. The sales of its Central Florida and Illinois operations resulted in a net gain of $1.2 million and $24.6 million, respectively. The sales resulted in a transfer of a net liability position. Accordingly, BPNA had to fund this difference with its available liquidity sources and made payments to the purchasers upon the closing of the transactions amounting to $139.1 million and $94.8 million, for the sale of Illinois and Central Florida, respectively, inclusive of certain agreed upon costs.

At September 30, 2014, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements. Please refer to the Legal Proceedings section of Note 24 to the consolidated financial statements and to Part II, Item 1A- Risk factors herein for a discussion of the settlement of a contractual dispute between BPPR and the FDIC which has impacted the timing of the payment of claims under the loss share agreements.

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

During the nine months ended September 30, 2014, PIHC received $ 3.5 million in dividends from EVERTEC’s parent company. PIHC also received $10.1 million in dividends from its investment in BHD.

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

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $2.8 million for the nine months ended September 30, 2014. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

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

The outstanding balance of notes payable at the BHC’s amounted to $890 million at September 30, 2014 and to $972 million on December 31, 2013. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at September 30, 2014 are presented in Table 30.

Table 30 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2014	$675
2015	—
2016	—
2017	—
2018	—
Later years	889,800

Total	890,475

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $19 million in deposits at September 30, 2014 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $10 million at September 30, 2014, with the Corporation providing collateral totaling $15 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $98 million at September 30, 2014. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Total non-performing non-covered assets were $777 million at September 30, 2014, increasing by $42 million, or 6%, compared with December 31, 2013. Non-covered non-performing loans held-in-portfolio stood at $622 million, increasing by $24 million, or 4%, from December 31, 2013. This increase was driven by an increase of $145 million in the BPPR segment, offset in part by an improvement of $121 million in the BPNA segment. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, increased to 3.21% at September 30, 2014 from 2.77% at December 31, 2013. The increase in the ratio also reflects the reduction in loan balances as a result of the sale of the regional operations in the U.S.

At September 30, 2014, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $518 million in the Puerto Rico operations and $24 million in the U.S. mainland operations. These figures compare to $388 million in the Puerto Rico operations and $141 million in the U.S. mainland operations at December 31, 2013. In addition to the non-performing loans included in Table 31, at September 30, 2014, there were $175 million of non-covered performing loans, mostly commercial loans that, in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $103 million at December 31, 2013.

Table 31 - Non-Performing Assets

(Dollars in thousands)	September 30, 2014	As a % of loans HIP by category [5]	December 31, 2013	As a % of loans HIP by category [5]
Commercial	$252,331	3.1%	$279,053	2.8%
Construction	19,148	9.0	23,771	11.5
Legacy [1]	5,648	6.2	15,050	7.1
Leasing	3,168	0.6	3,495	0.6
Mortgage	295,125	4.5	232,681	3.5
Consumer	46,525	1.2	43,898	1.1

Total non-performing loans held-in- portfolio, excluding covered loans[2]	621,945	3.2%	597,948	2.8%
Non-performing loans held-for-sale [3]	19,728		1,092
Other real estate owned (“OREO”), excluding covered OREO	135,256		135,501

Total non-performing assets, excluding covered assets	$776,929		$734,541
Covered loans and OREO [4]	166,533		197,388

Total non-performing assets	$943,462		$931,929

Accruing loans past due 90 days or more[6] [7]	$426,459		$418,028

Ratios excluding covered loans:[8]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.21%		2.77%
Allowance for loan losses to loans held-in-portfolio	2.69		2.49
Allowance for loan losses to non-performing loans, excluding held-for-sale	83.88		90.05

Ratios including covered loans:
Non-performing assets to total assets	2.77%		2.61%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.89		2.55
Allowance for loan losses to loans held-in-portfolio	2.78		2.60
Allowance for loan losses to non-performing loans, excluding held-for-sale	95.96		102.11

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Total non-performing loans held-in-portfolio, excluding covered loans, excludes $48 thousand in discontinued operations as of September 30, 2014.
[3]	Non-performing loans held-for-sale consist $14.7 million in mortgage loans, $427 thousand in commercial loans, $4.6 million in consumer loans and $10 thousand in legacy loans as of September 30, 2014 (December 31, 2013 - $603 thousand in commercial loans and $489 thousand in mortgage loans).
[4]	The amount consists of $15 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $151 million in covered OREO as of September 30, 2014 (December 31, 2013 - $29 million and $168 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[5]	Loans held-in-portfolio used in the computation exclude $2.7 billion in covered loans at September 30, 2014 (December 31, 2013 - $3.0 billion).

[6]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.5 billion at September 30, 2014 (December 31, 2013 - $0.7 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[7]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $125 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2014 (December 31, 2013 - $115 million). Furthermore, the Corporation has approximately $64 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2013 - $50 million).
[8]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

For the quarter ended September 30, 2014, total non-performing loans inflows, excluding consumer loans, amounted to $128 million, a decrease of $35 million, or 21%, when compared to inflows for the same period in 2013. Inflows of non-performing loans held-in-portfolio at the BPPR segment amounted to $119 million, a decrease of $18 million, or 13%, compared to inflows for 2013. Inflows of non-performing loans held-in-portfolio at the BPNA segment amounted to $9 million, a decrease of $17 million, or 65%, compared to inflows for 2013. These reductions were mostly concentrated in the commercial portfolio, reflective of credit quality improvements and proactive portfolio management processes. Refer to the following table for more information on non-performing loans held-in-portfolio inflows, excluding consumer loans.

Table 32 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$537,364	$56,868	$410,594	$139,961
Plus:
New non-performing loans	118,617	9,195	437,897	46,613
Advances on existing non-performing loans	—	149	—	1,160
Less:
Non-performing loans transferred to OREO	(5,768)	(1,059)	(18,167)	(2,915)
Non-performing loans charged-off	(22,379)	(5,607)	(62,451)	(20,069)
Loans returned to accrual status / loan collections	(74,072)	(4,310)	(214,111)	(52,779)
Loans transferred to held-for-sale	—	(38,619)	—	(86,115)
Non-performing loans transferred from (to) discontinued operations	—	8,629	—	(610)
Non-performing mortgage loans reclassified to non-performing consumer loans	(6,756)	—	(6,756)	—

Ending balance NPLs	$547,006	$25,246	$547,006	$25,246

Table 33 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$383,481	$184,808	$1,156,229	$223,281
Plus:
New non-performing loans	136,124	26,331	452,093	79,628
Advances on existing non-performing loans	—	401	—	1,635
Loans transferred from held-for-sale	—	—	14,942	400
Other	—	—	—	4,310
Less:
Non-performing loans transferred to OREO	(4,747)	(2,272)	(54,046)	(6,215)
Non-performing loans charged-off	(24,754)	(16,376)	(110,345)	(52,566)
Loans returned to accrual status / loan collections	(84,681)	(25,594)	(271,123)	(76,272)
Loans transferred to held-for-sale	—	(485)	(14,968)	(3,079)
Non-performing loans sold[1]	—	—	(767,359)	—
Other	—	—	—	(4,309)

Ending balance NPLs	$405,423	$166,813	$405,423	$166,813

[1]	Includes write-downs of loans sold during the quarters ended June 30, 2013 and March 31, 2013.

Refer to Table 34 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended September 30, 2014 and 2013.

Table 34 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended September 30,
	2014	2014	2014	2013	2013	2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$526,246	$98,665	$624,911	$528,762	$106,457	$635,219
Provision for loan losses - Continuing operations	68,166	12,463	80,629	48,715	17,433	66,148
Provision for loan losses - Discontinued operations	—	—	—	6,515	—	6,515

	594,412	111,128	705,540	583,992	123,890	707,882

Charged-offs:
Commercial	15,765	16,290	32,055	25,856	3,186	29,042
Construction	985	5,075	6,060	1,456	7,395	8,851
Leases	1,877	—	1,877	1,098	—	1,098
Legacy[1]	2,570	—	2,570	5,560	—	5,560
Mortgage	14,552	2,164	16,716	13,282	1,632	14,914
Consumer	34,527	(944)	33,583	33,653	65	33,718
Discontinued operations	—	—	—	11,137	—	11,137

	70,276	22,585	92,861	92,042	12,278	104,320

Recoveries:
Commercial	15,647	(300)	15,347	10,194	653	10,847
Construction	2,281	1,009	3,290	6,362	4,502	10,864
Leases	467	1	468	628	—	628
Legacy[1]	2,349	—	2,349	3,241	—	3,241
Mortgage	1,196	354	1,550	555	53	608
Consumer	7,867	81	7,948	8,064	8	8,072
Discontinued operations	—	—	—	5,106	—	5,106

	29,807	1,145	30,952	34,150	5,216	39,366

Net loans charged-offs (recovered):
Commercial	118	16,590	16,708	15,662	2,533	18,195
Construction	(1,296)	4,066	2,770	(4,906)	2,893	(2,013)
Leases	1,410	(1)	1,409	470	—	470
Legacy[1]	221	—	221	2,319	—	2,319
Mortgage	13,356	1,810	15,166	12,727	1,579	14,306
Consumer	26,660	(1,025)	25,635	25,589	57	25,646
Discontinued operations	—	—	—	6,031	—	6,031

	40,469	21,440	61,909	57,892	7,062	64,954

Net write-downs	(32,256)	—	(32,256)	—	—	—

Net write-downs related to loans transferred to discontinued operations	—	—	—	—	—	—

Balance at end of period	$521,687	$89,688	$611,375	$526,100	$116,828	$642,928

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	0.83%		1.12%	1.08%		1.06%
Provision for loan losses to net charge-offs[2]	1.39 x		1.11 x	0.95 x		1.12 x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and net write-down related to the BPNA legacy and classified assets sales during the quarter ended September 30, 2014.

Refer to Table 35 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the nine months ended September 30, 2014 and 2013.

Table 35 - Allowance for Loan Losses and Selected Loan Losses Statistics - Year-to-date Activity

	Nine months ended September 30,
	2014	2014	2014	2013	2013	2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$538,463	$102,092	$640,555	$621,701	$108,906	$730,607
Provision for loan losses - Continuing operations	172,362	49,781	222,143	486,783	60,489	547,272
Provision for loan losses - Discontinued operations	(6,764)	—	(6,764)	(1,345)	—	(1,345)

	704,061	151,873	855,934	1,107,139	169,395	1,276,534

Charged-offs:
Commercial	64,763	30,251	95,014	108,639	14,901	123,540
Construction	1,443	34,483	35,926	5,276	33,178	38,454
Leases	4,598	2	4,600	4,485	—	4,485
Legacy[1]	6,901	—	6,901	14,838	—	14,838
Mortgage	35,813	6,082	41,895	51,185	5,949	57,134
Consumer	102,737	(1,916)	100,821	100,468	4,526	104,994
Discontinued operations	4,452	—	4,452	31,441	—	31,441

	220,707	68,902	289,609	316,332	58,554	374,886

Recoveries:
Commercial	37,266	575	37,841	30,119	725	30,844
Construction	4,908	5,625	10,533	12,121	5,138	17,259
Leases	1,388	2	1,390	1,817	—	1,817
Legacy[1]	12,094	—	12,094	12,919	—	12,919
Mortgage	2,752	365	3,117	3,288	64	3,352
Consumer	22,386	150	22,536	24,425	60	24,485
Discontinued operations	9,997	—	9,997	13,249	—	13,249

	90,791	6,717	97,508	97,938	5,987	103,925

Net loans charged-off (recovered):
Commercial	27,497	29,676	57,173	78,520	14,176	92,696
Construction	(3,465)	28,858	25,393	(6,845)	28,040	21,195
Leases	3,210	—	3,210	2,668	—	2,668
Legacy[1]	(5,193)	—	(5,193)	1,919	—	1,919
Mortgage	33,061	5,717	38,778	47,897	5,885	53,782
Consumer	80,351	(2,066)	78,285	76,043	4,466	80,509
Discontinued operations	(5,545)	—	(5,545)	18,192	—	18,192

	129,916	62,185	192,101	218,394	52,567	270,961

Net write-downs [2]	(32,256)	—	(32,256)	(362,645)	—	(362,645)

Net write-downs related to loans transferred to discontinued operations	(20,202)	—	(20,202)	—	—	—

Balance at end of period	$521,687	$89,688	$611,375	$526,100	$116,828	$642,928

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[3]	0.88%		1.14%	1.37%		1.47%
Provision for loan losses to net charge-offs[3]	1.23 x		1.09 x	0.77 x		0.84 x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	For September 30, 2013, net write-downs are related to the loans sales.
[3]	Excluding provision for loan losses and net write-down related to the loan sales of 2013, and to the BPNA legacy and classified assets sales during the quarter ended September 30, 2014.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine month period ended September 30, 2014 and 2013.

Table 36 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Commercial	0.01%	0.84%	0.33%	1.27%
Construction	(2.79)	(6.72)	(2.68)	(3.28)
Leases	1.04	0.35	0.79	0.66
Legacy	0.63	3.75	(5.75)	1.23
Mortgage	0.81	0.78	0.67	0.97
Consumer	2.73	2.72	2.77	2.71

Total annualized net charge-offs to average loans held-in-portfolio	0.83%	1.08%	0.86%	1.37%

Excluding the net write-down related to the asset sales during the first and second quarters of 2013, and third quarter of 2014.

Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.83% for the quarter ended September 30, 2014, down from 1.08% for the same period in 2013. Net charge-offs, excluding covered loans, for the quarter ended September 30, 2014 decreased by $17.4 million when compared to the quarter ended September 30, 2013. The decline was mostly driven by improvements in the credit performance of the commercial portfolios and de-risking strategies taken by the Corporation to improve the risk profile of its portfolios.

The BPNA segment continued to reflect strong credit quality led by the improved risk profile of its loan portfolios, further strengthened by the divesture and reclassification to discontinued operations of its regional operations in California, Illinois and Central Florida as well as certain legacy and classified assets. In the BPPR segment, stable trends continued during the quarter, but the Corporation continues to monitor potential risks associated with Puerto Rico’s economic and fiscal conditions.

The discussions in the sections that follow assess credit quality performance for the third quarter of 2014 for each of the Corporation’s non-covered loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio amounted to $252 million at September 30, 2014, compared with $279 million at December 31, 2013. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio increased to 3.13% at September 30, 2014 from 2.78% at December 31, 2013, primarily reflecting the reduction in loan balances from the sale of its regional operations in the US.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $58 million from December 31, 2013, mainly driven by a single $52 million credit relationship. Commercial non-performing loans held-in-portfolio at the BPNA segment decreased by $85 million from December 31, 2013, primarily reflecting the Corporation’s strategy to actively resolve problem loans and credit quality improvements. The loans sold as part of the sale of the regional operations, as well as certain legacy assets, were essentially accruing loans.

Tables 37 and 38 present the changes in the non-performing commercial loans held-in-portfolio for the quarters and nine months period ended September 30, 2014 and 2013 for the BPPR (excluding covered loans) and the BPNA segments.

For the quarter ended September 30, 2014, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $23 million, a decrease of $17 million, or 42%, when compared to inflows for the same period in 2013. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $5 million, a decrease of $14 million, or 75%, compared to inflows for 2013. These reductions are mainly driven by improvements in the underlying quality of the portfolio and proactive portfolio management processes.

Table 39 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and the BPNA segments.

Table 37 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$253,552	$24,581	$186,097	$92,956
Plus:
New non-performing loans	23,410	4,541	139,523	29,423
Advances on existing non-performing loans	—	—	—	957
Less:
Non-performing loans transferred to OREO	(2,706)	—	(10,509)	—
Non-performing loans charged-off	(10,085)	(3,103)	(34,740)	(12,665)
Loans returned to accrual status / loan collections	(19,746)	(2,649)	(35,946)	(33,058)
Loans transferred to held-for-sale	—	(22,967)	—	(69,191)
Non-performing loans transferred from (to) discontinued operations	—	7,503	—	(516)

Ending balance NPLs	$244,425	$7,906	$244,425	$7,906

Table 38 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$199,720	$123,435	$522,733	$142,556
Plus:
New non-performing loans	40,257	17,898	147,728	48,772
Advances on existing non-performing loans	—	304	—	1,530
Loans transferred from held-for-sale	—	—	790	—
Other	—	—	—	4,310
Less:
Non-performing loans transferred to OREO	(811)	(1,036)	(12,200)	(3,126)
Non-performing loans charged-off	(17,773)	(9,572)	(79,134)	(29,343)
Loans returned to accrual status / loan collections	(16,824)	(19,073)	(46,080)	(50,149)
Loans transferred to held-for-sale	—	(485)	—	(3,079)
Non-performing loans sold[1]	—	—	(329,268)	—

Ending balance NPLs	$204,569	$111,471	$204,569	$111,471

[1]	Includes write-downs of $161,297 of loans sold at BPPR during the quarter ended March 31, 2013.

Table 39 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Non-performing commercial loans	$244,425	$186,097	$7,906	$92,956	$252,331	$279,053
Non-performing commercial loans to commercial loans HIP	3.90%	2.88%	0.44%	2.60%	3.13%	2.78%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Commercial loan net charge-offs	$1,011	$16,145	$(893)	$4,543	$118	$20,688
Commercial loan net charge-offs (annualized) to average commercial loans HIP	0.07%	1.03%	(0.19)%	0.51%	0.01%	0.84%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Commercial loan net charge-offs (recoveries)[1]	$25,493	$70,423	(3,674)	$23,211	$21,819	$93,634
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP[1]	0.54%	1.51%	(0.20)%	0.86%	0.33%	1.27%

[1]	Excludes write-downs of loans sold at BPPR for the nine months ended September 30, 2013.

There were two commercial loan relationships greater than $10 million in non-accrual status with an outstanding aggregate balance of $64 million at September 30, 2014, compared with one commercial loan relationship with an outstanding aggregate balance of $15 million at December 31, 2013.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, amounted to $118 thousand for the quarter ended September 30, 2014, compared to $20.7 million for the same period in 2013. Commercial loan net charge-offs, excluding net charge-offs for covered loans, decline of $20.6 million, or 100%, for the quarter ended September 30, 2014 when compared with the same quarter in 2013 was primarily due to improvements in credit quality, higher recoveries, and successful actions taken by the Corporation to de-risk the portfolio. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.01% for the quarter ended September 30, 2014 from 0.84% for the quarter ended September 30, 2013.

Commercial loan net charge-offs in the BPPR segment amounted to $1.0 million for the quarter ended September 30, 2014, compared to $16.1 million in September 30, 2013. Commercial loan net charge-offs declined by $15.1 million for the quarter ended September 30, 2014 when compared with the quarter ended September 30, 2013, reflective of higher recoveries coupled with lower loss trends. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.07% for the quarter ended September 30, 2014 from 1.03% for the quarter ended September 30, 2013. For the quarter ended September 30, 2014, the charge-offs associated with collateral dependent impaired commercial loans amounted to approximately $3.7 million in the BPPR segment.

Commercial loan net charge-offs in the BPNA segment amounted to recoveries $893 thousand for the quarter ended September 30, 2014, compared to $4.5 million in September 30, 2013. Commercial loan net charge-offs declined by $5.4 million for the quarter ended September 30, 2014 when compared with the same period in 2013. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to (0.19%) for the quarter ended September 30, 2014 from 0.51% for the quarter ended September 30, 2013. For the quarter ended September 30, 2014, there were no charge-offs associated with collateral dependent impaired commercial loans from continuing operations at the BPNA segment.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $4.7 billion at September 30, 2014, of which $1.7 billion was secured with owner occupied properties, compared with $6.4 billion and $2.3 billion, respectively, at December 31, 2013. CRE non-performing loans, excluding covered loans, amounted to $183 million at September 30, 2014, compared with $221 million at December 31, 2013. The CRE non-performing loans ratios for the BPPR and BPNA segments were 5.02% and 0.49%, respectively, at September 30, 2014, compared with 3.80% and 3.10%, respectively, at December 31, 2013.

Construction loans

Non-covered non-performing construction loans held-in-portfolio amounted to $19 million at September 30, 2014, compared to $24 million at December 31, 2013. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio. The percentage of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased to 9.04% at September 30, 2014 compared to 11.53% at December 31, 2013.

Construction non-covered non-performing loans held-in-portfolio at the BPPR segment remained relatively stable, increasing slightly by $1 million from December 31, 2013. There was no construction non-performing loans held-in-portfolio at the BPNA segment for the quarter ended September 30, 2014, decreasing by $6 million from December 31, 2013.

Tables 40 and 41 present changes in non-performing construction loans held-in-portfolio for the quarters and nine months period ended September 30, 2014 and 2013 for the BPPR (excluding covered loans) and the BPNA segments.

Table 40 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$21,456	$—	$18,108	$5,663
Plus:
New non-performing loans	—	—	8,912	—
Less:
Non-performing loans charged-off	(985)	—	(1,443)	—
Loans returned to accrual status / loan collections	(1,323)	—	(6,429)	(5,663)

Ending balance NPLs	$19,148	$—	$19,148	$—

Table 41 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$39,044	$5,834	$37,390	$5,960
Plus:
New non-performing loans	2,000	—	2,000	—
Advances on existing non-performing loans	—	—	14,152	—
Less:
Non-performing loans transferred to OREO	(775)	—	(775)	—
Non-performing loans charged-off	(1,442)	—	(4,699)	—
Loans returned to accrual status / loan collections	(15,808)	(71)	(21,565)	(197)
Non-performing loans sold[1]	—	—	(3,484)	—

Ending balance NPLs	$23,019	$5,763	$23,019	$5,763

[1]	Includes write-downs of $1,846 of loans sold at BPPR during the quarter ended March 31, 2013.

For the quarter ended September 30, 2014, there were no additions of construction non-performing loans held-in-portfolio at the BPPR segment, decreasing by $2 million when compared to additions for the same period in 2013. There were no additions of construction non-performing loans held-in-portfolio at the BPNA segment during the third quarter of 2014.

There were no construction loan relationships greater than $10 million in non-performing status at September 30, 2014 and December 31, 2013.

Construction loan net charge-offs, excluding net charge-offs for covered loans, amounted to recoveries of $1.3 million for the quarter ended September 30, 2014, compared to recoveries of $4.9 million at September 30, 2013. Construction loans annualized net charge-offs to average non-covered loans held-in-portfolio was (2.79%) for the quarter ended September 30, 2014, compared to (6.72%) for the quarter ended September 30, 2013. For the quarter ended September 30, 2014, the charge-offs associated with collateral dependent impaired construction loans amounted to $1.7 million in the BPPR segment and none in the BPNA segment.

Table 42 provides information on construction non-performing loans and net charge-offs for the BPPR (excluding the covered loan portfolio) and the BPNA segments.

Table 42 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Non-performing construction loans	$19,148	$18,108	$—	$5,663	$19,148	$23,771
Non-performing construction loans to construction loans HIP	12.87%	11.24%	—%	12.61%	9.04%	11.53%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Construction loan net charge-offs (recoveries)	$(1,237)	$(4,906)	$(59)	$—	$(1,296)	$(4,906)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(3.39)%	(7.52)%	(0.59)%	—%	(2.79)%	(6.72)%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Construction loan net charge-offs (recoveries) [1]	$(3,230)	$(6,845)	$(235)	$—	$(3,465)	$(6,845)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP[1]	(3.04)%	(3.74)%	(1.00)%	—%	(2.68)%	(3.27)%

[1]	Excludes write-downs of loans sold at BPPR for the nine months ended September 30, 2013.

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment. The legacy portfolio amounted to $91 million as of September 30, 2014.

Legacy non-performing loans held-in-portfolio amounted to $6 million at September 30, 2014, compared with $15 million at December 31, 2013. The decrease of $9 million, or 62%, from December 31, 2013 was primarily driven by lower inflows to non-performing loans, loan resolutions and portfolio run-off. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio decreased to 6.21% at September 30, 2014 from 7.13% at December 31, 2013.

For the quarter ended September 30, 2014, additions to legacy loans in non-performing status amounted to $2 million, a decrease of $1 million, or 39%, when compared with the quarter ended September 30, 2013. The decrease in the inflows of non-performing legacy loans reflects improvements in overall loan credit performance.

Tables 43 and 44 present the changes in non-performing legacy loans held in-portfolio for the quarters and nine months period ended September 30, 2014 and 2013.

Table 43 - Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended September 30, 2014	For the nine months ended September 30, 2014
(In thousands)	BPNA	BPNA
Beginning balance	$8,323	$15,050
Plus:
New non-performing loans	1,852	5,791
Advances on existing non-performing loans	149	203
Less:
Non-performing loans transferred to OREO	(189)	(189)
Non-performing loans charged-off	(2,109)	(5,493)
Loans returned to accrual status / loan collections	(975)	(5,819)
Loans transferred to held-for-sale	(2,529)	(3,801)
Non-performing loans transferred to discontinued operations	1,126	(94)

Ending balance NPLs	$5,648	$5,648

Table 44 - Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended September 30, 2013	For the nine months ended September 30, 2013
(Dollars in thousands)	BPNA	BPNA
Beginning balance	$28,434	$40,741
Plus:
New non-performing loans	3,168	14,196
Advances on existing non-performing loans	97	105
Loans transferred from held-for-sale	—	400
Less:
Non-performing loans charged-off	(5,013)	(15,686)
Loans returned to accrual status / loan collections	(2,480)	(11,241)
Other	—	(4,309)

Ending balance NPLs	$24,206	$24,206

In the loans held-in-portfolio, there was no legacy loan relationship greater than $10 million in non-accrual status at September 30, 2014 and December 31, 2013.

Legacy loan net charge-offs amounted to $221 thousand for the quarter ended September 30, 2014, compared to net charge-offs of $2.3 million in September 30, 2013. Legacy loan net charge-offs to average non-covered loans held-in-portfolio decreased to 0.63% for the quarter ended September 30, 2014 from 3.74% for the quarter ended September 30, 2013. For the quarter ended September 30, 2014, there were no charge-offs associated with collateral dependent legacy loans from continuing operations.

Table 45 provides information on legacy non-performing loans and net charge-offs.

Table 45 - Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	September 30, 2014	December 31, 2013
Non-performing legacy loans	$5,648	$15,050
Non-performing legacy loans to legacy loans HIP	6.21%	7.13%

	BPNA
	For the quarters ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Legacy loan net charge-offs	$221	$2,321
Legacy loan net charge-offs (annualized) to average legacy loans HIP	0.63%	3.74%

	BPNA
	For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Legacy loan net charge-offs (recoveries)	$(5,866)	$2,534
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	(5.75)%	1.23%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $295 million at September 30, 2014, compared to $233 million at December 31, 2013. The increase of $62 million from December 31, 2013 was mainly reflective of higher non-performing loans in the BPPR segment. The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio increased to 4.50% at September 30, 2014 from 3.48% at December 31, 2013.

Mortgage non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $77 million from December 31, 2013. While inflows continue relatively stable, reduced outflows are contributing to the net increase in non-performing loans balance. Mortgage non-performing loans held-in-portfolio at the BPNA segment decreased by $15 million from December 31, 2013. This decrease was mostly related to loans sold or transferred to loans held-for-sale as part of the U.S. reorganization, which includes the sale of certain classified and legacy assets.

Tables 46 and 47 present changes in non-performing mortgage loans held-in-portfolio for the quarters and nine months period ended September 30, 2014 and 2013.

Table 46 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$262,356	$23,964	$206,389	$26,292
Plus:
New non-performing loans	95,207	2,802	289,462	11,399
Less:
Non-performing loans transferred to OREO	(3,062)	(870)	(7,658)	(2,726)
Non-performing loans charged-off	(11,309)	(395)	(26,268)	(1,911)
Loans returned to accrual status / loan collections	(53,003)	(686)	(171,736)	(8,239)
Loans transferred to held-for-sale	—	(13,123)	—	(13,123)
Non-performing mortgage loans reclassified to non-performing consumer loans	(6,756)	—	(6,756)	—

Ending balance NPLs	$283,433	$11,692	$283,433	$11,692

Table 47 - Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$144,717	$27,105	$596,106	$34,024
Plus:
New non-performing loans	93,867	5,265	302,365	16,660
Less:
Non-performing loans transferred to OREO	(3,161)	(1,236)	(41,071)	(3,089)
Non-performing loans charged-off	(5,539)	(1,791)	(26,512)	(7,537)
Loans returned to accrual status / loan collections	(52,049)	(3,970)	(203,478)	(14,685)
Loans transferred to held-for-sale	—	—	(14,968)	—
Non-performing loans sold[1]	—	—	(434,607)	—

Ending balance NPLs	$177,835	$25,373	$177,835	$25,373

[1]	Includes write-downs of $199,502 of loans sold at BPPR during the quarter ended June 30, 2013.

For the quarter ended September 30, 2014, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment amounted to $95 million, an increase of $1 million, or 1%, when compared to inflows for the same period in 2013. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment amounted to $3 million, a decrease of $2 million, or 47%, when compared to inflows for the same period in 2013.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans amounted to $13.4 million for the quarter ended September 30, 2014, compared to $12.7 million in September 30, 2013. Mortgage loan net charge-offs, excluding covered loans, remained relatively stable, increasing by $629 thousand from the same period in 2013. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio was 0.81% in September 30, 2014, compared to 0.78% for the quarter ended September 30, 2013.

Mortgage loan net charge-offs at the BPPR segment, excluding covered loans, amounted to $13.3 million, or 0.98% of average non-covered loans held-in-portfolio on an annualized basis, an increase of $1.9 million when compared to same period in 2013. For the quarter ended September 30, 2014, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $3.0 million in the BPPR segment.

Mortgage loan net charge-offs at the BPNA segment amounted to $26 thousand for the quarter ended September 30, 2014, a decrease of $1.3 million when compared to the same period in 2013. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased to 0.01% for the quarter ended September 30, 2014 from 0.41% for the quarter ended September 30, 2013.

Table 48 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding the covered loan portfolio, and the BPNA segments.

Table 48 - Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Non-performing mortgage loans	$283,433	$206,389	$11,692	$26,292	$295,125	$232,681
Non-performing mortgage loans to mortgage loans HIP	5.20%	3.82%	1.06%	2.05%	4.50%	3.48%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Mortgage loan net charge-offs	$13,330	$11,393	$26	$1,334	$13,356	$12,727
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.98%	0.87%	0.01%	0.41%	0.81%	0.78%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Mortgage loan net charge-offs [1]	$31,772	$40,755	1,289	$7,142	$33,061	$47,897
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP [1]	0.78%	1.02%	0.14%	0.79%	0.67%	0.97%

[1]	Excludes write-downs of loans sold at BPPR.

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio were $47 million at September 30, 2014, compared to $44 million at December 31, 2013. Consumer non-covered non-performing loans held-in-portfolio increased by $3 million when compared to December 31, 2013, driven by an increase of $9 million in the BPPR segment, offset by a decrease of $6 million in the BPNA segment. The consumer non-performing loans increase in the BPPR segment was mostly due to the reclassification from the mortgage portfolio of approximately $6.8 million in home equity loans. Excluding this impact, the consumer portfolio continued to show stable credit quality trends. The percentage of non-performing consumer loans held-in-portfolio to consumer loans held-in-portfolio increased to 1.20% at September 30, 2014 from 1.12% at December 31, 2013.

For the quarter ended September 30, 2014, inflows of consumer non-performing loans held-in-portfolio at the BPPR segment amounted to $25 million, an increase of $2 million, or 10%, when compared to inflows for the same period of 2013. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment amounted to $5 million, a decrease of $1 million, or 21% compared to inflows for 2013.

The Corporation’s consumer loan net charge-offs, excluding covered loans, remained essentially unchanged, amounting to $27 million at September 30, 2014 and September 30, 2013. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio remained relatively stable at 2.73% for the quarter ended September 30, 2014 from 2.72% in September 30, 2013.

Table 49 provides information on consumer non-performing loans and net charge-offs by segments.

Table 49 - Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Non-performing consumer loans	$42,055	$33,166	$4,470	$10,732	$46,525	$43,898
Non-performing consumer loans to consumer loans HIP	1.24%	1.00%	0.91%	1.74%	1.20%	1.12%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Consumer loan net charge-offs	$24,168	$21,576	$2,492	$5,016	$26,660	$26,592
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.84%	2.64%	1.99%	3.15%	2.73%	2.72%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Consumer loan net charge-offs	$70,722	$61,505	$10,435	$17,001	$81,157	$78,506
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.79%	2.53%	2.63%	3.62%	2.77%	2.70%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $838 thousand, or 1.43% of those particular average loan portfolios, for the quarter ended September 30, 2014, compared with $2.5 million, or 3.54%, for the quarter ended September 30, 2013. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at September 30, 2014 totaled $228 million with a related allowance for loan losses of $6 million, representing 2.60% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at September 30, 2013 totaled $270 million with a related allowance for loan losses of $12 million, representing 4.33% of that particular portfolio. At September 30, 2014, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $47 thousand and $234 thousand, respectively, representing 0.01% and 0.05%, respectively, of the consumer loan portfolio of the BPNA segment. At September 30, 2014, 47% are paying the minimum amount due on the home equity lines of credit. At September 30, 2014, all of the closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

The following tables present the loans classified as TDRs according to their accruing status at September 30, 2014 and December 31, 2013. The Corporation’s TDR loans totaled $1.1 billion at September 30, 2014, an increase of $142 million from December 31, 2013. TDRs in accruing status increased by $72 million from December 31, 2013, reflective of sustained borrower performance.

Table 50 - TDRs Non-Covered Loans

	September 30, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$189,916	$121,741	$311,657
Construction	351	11,216	11,567
Mortgage	534,770	107,803	642,573
Leases	743	1,966	2,709
Consumer	108,914	14,624	123,538

Total	$834,694	$257,350	$1,092,044

Excludes TDRs from discontinued operations.

Table 51 - TDRs Non-Covered Loans

	December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$109,462	$80,140	$189,602
Construction	425	10,865	11,290
Legacy	—	949	949
Mortgage	535,357	82,786	618,143
Leases	270	2,623	2,893
Consumer	116,719	10,741	127,460

Total	$762,233	$188,104	$950,337

Table 52 - TDRs Covered Loans

	September 30, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$1,599	$2,050	$3,649
Construction	—	2,419	2,419
Mortgage	2,152	2,690	4,842
Consumer	52	10	62

Total	$3,803	$7,169	$10,972

Table 53 - TDRs Covered Loans

	December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$7,389	$10,017	$17,406
Construction	—	3,464	3,464
Mortgage	146	189	335
Consumer	221	22	243

Total	$7,756	$13,692	$21,448

At September 30, 2014, the Corporation’s commercial loan TDRs, excluding covered loans, for the BPPR and BPNA segments amounted to $311 million and $452 thousand, respectively, of which $122 million and none, respectively, were in non-performing status. This compares with $172 million and $18 million, respectively, of which $63 million and $17 million were in non-performing status at December 31, 2013. The outstanding commitments for these commercial loan TDRs amounted to $8 million in the BPPR segment and no commitments outstanding in the BPNA segment at September 30, 2014. Commercial loans that have been modified as part of loss mitigation efforts were evaluated individually for impairment, resulting in a specific reserve of $59 million for the BPPR segment and none for the BPNA segment at September 30, 2014, compared with $13 million and none, respectively, at December 31, 2013. The increase reflected in the BPPR segment was related to two particular large relationships.

At September 30, 2014, the Corporation’s construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $12 million, of which $11 million were in non-performing status. The BPNA segment had no TDRs to report as of September 30, 2014. This compares with $6 million each, of which $5 million and $6 million, respectively, were in non-performing status at December 31, 2013. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings for these construction loan TDRs amounted to $697 thousand in the BPPR segment and no commitments outstanding in the BPNA segment at September 30, 2014. These construction loan TDRs were individually evaluated for impairment resulting in a specific reserve of $132 thousand for the BPPR segment and none for the BPNA segment at September 30, 2014, compared to $177 thousand for the BPPR segment and none for the BPNA segment at December 31, 2013.

At September 30, 2014, the BPNA segment had no legacy TDRs to report as of September 30, 2014, compared to a total of $949 thousand of loan modifications at December 31, 2013. There were no commitments outstanding for these legacy loan TDRs at September 30, 2014. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at September 30, 2014 and December 31, 2013.

At September 30, 2014, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $635 million (including $282 million guaranteed by U.S. sponsored entities) and $7 million, respectively, of which $103 million and $5 million, respectively, were in non-performing status. This compares with $565 million (including $240 million guaranteed by U.S. sponsored entities) and $53 million, respectively, of which $73 million and $10 million were in non-performing status at December 31, 2013. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $37 million and $716 thousand for the BPPR and BPNA segments, respectively, at September 30, 2014, compared to $38 million and $18 million, respectively, at December 31, 2013.

At September 30, 2014, the consumer loan TDRs for the BPPR and BPNA segments amounted to $122 million and $2 million, respectively, of which $15 million and $35 thousand, respectively, were in non-performing status, compared with $125 million and $2 million, respectively, of which $10 million and $587 thousand, respectively, were in non-performing status at December 31, 2013. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $28 million and $443 thousand for the BPPR and BPNA segments, respectively, at September 30, 2014, compared with $30 million and $280 thousand, respectively, at December 31, 2013.

Refer to Note 10 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC decreased by $245 thousand from December 31, 2013 to September 30, 2014.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $151 million at September 30, 2014, compared with $168 million at December 31, 2013. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the third quarter of 2014, the Corporation transferred $37 million of loans to other real estate, sold $32 million of foreclosed properties and recorded write-downs and other adjustments of approximately $13 million.

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

For commercial and construction other real estate properties at the BPPR segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 20% to 50%, including estimated cost to sell. For commercial and construction properties at the BPNA segment, the most typically applied collateral discount rate currently ranges from 10% to 40%, including cost to sell. This discount was determined based on an analysis of other real estate owned and loan sale transactions during the past year, comparing net proceeds received by the lender relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

Currently, in the case of the BPPR segment, appraisals of residential properties were subject to downward adjustments of up to approximately 17%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated up to 10%, including cost to sell of 10%.

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

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at September 30, 2014 and December 31, 2013 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 54 - Composition of ALLL

September 30, 2014
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$64,750	$133	$—	$698	$38,207	$28,166	$131,954
Impaired loans [1]	$373,501	$18,894	$2,311	$2,709	$431,720	$116,830	$945,965
Specific ALLL to impaired loans [1]	17.34%	0.70%	—%	25.77%	8.85%	24.11%	13.95%

General ALLL	$151,681	$6,375	$4,001	$6,673	$83,314	$137,689	$389,733
Loans held-in-portfolio, excluding impaired loans [1]	$7,685,213	$192,956	$88,704	$547,805	$6,123,617	$3,774,956	$18,413,251
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.97%	3.30%	4.51%	1.22%	1.36%	3.65%	2.12%

Total ALLL	$216,431	$6,508	$4,001	$7,371	$121,521	$165,855	$521,687
Total non-covered loans held-in-portfolio [1]	$8,058,714	$211,850	$91,015	$550,514	$6,555,337	$3,891,786	$19,359,216
ALLL to loans held-in-portfolio [1]	2.69%	3.07%	4.40%	1.34%	1.85%	4.26%	2.69%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At September 30, 2014, the general allowance on the covered loans amounted to $89.7 million, while specific reserve amounted to $4 thousand.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 55 - Composition of ALLL

December 31, 2013
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$16,409	$177	$—	$1,053	$55,667	$30,200	$103,506
Impaired loans [1]	$297,516	$22,486	$6,045	$2,893	$452,073	$127,703	$908,716
Specific ALLL to impaired loans [1]	5.52%	0.79%	—%	36.40%	12.31%	23.65%	11.39%

General ALLL	$158,573	$5,165	$13,704	$9,569	$101,262	$146,684	$434,957
Loans held-in-portfolio, excluding impaired loans [1]	$9,739,669	$183,598	$205,090	$540,868	$6,229,403	$3,804,523	$20,703,151
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.63%	2.81%	6.68%	1.77%	1.63%	3.86%	2.10%

Total ALLL	$174,982	$5,342	$13,704	$10,622	$156,929	$176,884	$538,463
Total non-covered loans held-in-portfolio [1]	$10,037,185	$206,084	$211,135	$543,761	$6,681,476	$3,932,226	$21,611,867
ALLL to loans held-in-portfolio [1]	1.74%	2.59%	6.49%	1.95%	2.35%	4.50%	2.49%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2013, the general allowance on the covered loans amounted to $101.8 million while the specific reserve amounted to $0.3 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At September 30, 2014, the allowance for loan losses, excluding covered loans, decreased by approximately $17 million when compared with December 31, 2013, mainly driven by a $79 million reserve reduction in the BPNA segment, offset in part by higher reserves for the BPPR segment of $63 million. The general and specific reserves related to non-covered loans totaled $390 million and $132 million, respectively, at quarter-end, compared with $435 million and $104 million, respectively, as of December 31, 2013. The ratio of the allowance for loan losses to loans held-in-portfolio stood at 2.69% in the third quarter of 2014, compared to 2.49% in the quarter ended December 31, 2013. The ratio of allowance to non-performing loans held-in-portfolio was 83.88% at September 30, 2014, compared with 90.05% at December 31, 2013.

At September 30, 2014, the allowance for loan losses for non-covered loans at the BPPR segment totaled $489 million, or 3.09% of non-covered loans held-in-portfolio, compared with $427 million, or 2.69% of non-covered loans held-in-portfolio, at December 31, 2013. The increase in the allowance was mostly driven by: (1) qualitative factors adjustments accounting for prevailing macroeconomic conditions in Puerto Rico and the public sector utilities exposures, (2) the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships, and (3) higher specific reserves. These increases were partially offset by a $15 million reserve release as part of the annual review of the components of the ALLL models. The allowance for loan losses at the BPNA segment totaled $32 million, or 0.91% of loans held-in-portfolio, compared with $112 million, or 1.95% of loans held-in-portfolio, at December 31, 2013, prompted by continued improvements in credit quality trends, $20 million related to the sale of the regional operations, $32 million related to the sale or transfer to loans held-for-sale of certain classified and legacy assets during the third quarter of 2014, and a $3.8 million reserve release as part of the annual review of the components of the ALLL models during the second quarter of 2014. The ratio of allowance to non-performing loans held-in portfolio was 82.65% and 108.48% for the BPPR and BPNA segments, respectively as of September 30, 2014, compared with 95.42% and 74.12% at December 31, 2013.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, amounted to $216 million, or 2.69% of that portfolio, at September 30, 2014, compared with $175 million, or 1.74%, at December 31, 2013. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $206 million, or 3.28% of non-covered commercial loans held-in-portfolio, at September 30, 2014, compared with $128 million, or 1.98%, at December 31, 2013. The increase in the allowance was mostly prompted by challenging economic conditions that persist in Puerto Rico, as mentioned above. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio totaled $11 million, or 0.60% of commercial loans held-in-portfolio, at September 30, 2014, compared with $47 million, or 1.31%, at December 31, 2013. The decrease in allowance for loan losses for the commercial loans held-in-portfolio is primarily reflective of the continued improvements in credit quality trends, the sale of the regional operations in the US, the reclassification to loans held-for-sale of certain legacy assets, and a reserve release as part of the annual review of the components of the ALLL models, as mentioned above.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, amounted to $7 million, or 3.07% of that portfolio, at September 30, 2014, compared with $5 million, or 2.59%, at December 31, 2013. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $6 million, or 3.81% of non-covered construction loans held-in-portfolio at September 30, 2014, compared with $5 million, or 3.16%, at December 31, 2013. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $841 thousand, or 1.33% of construction loans held-in-portfolio at September 30, 2014, compared with $247 thousand, or 0.55%, at December 31, 2013. The allowance levels in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $4 million, or 4.40% of that portfolio at September 30, 2014, compared with $14 million, or 6.49%, at December 31, 2013. The decrease in the allowance for loan losses was consistent with improved credit trends, lower loan balances, and lower non-performing loans.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $122 million, or 1.85% of that portfolio at September 30, 2014, compared with $157 million, or 2.35%, at December 31, 2013. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $119 million, or 2.19% of mortgage loans held-in-portfolio, excluding covered loans, at September 30, 2014 compared with $130 million, or 2.41%, respectively, at December 31, 2013. The decrease in the allowance arises from a lower environmental factors adjustment as a result of the annual review of the components of the ALLL model during the second quarter of 2014. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio totaled $2 million, or 0.21% of mortgage loans held-in-portfolio at September 30, 2014, compared with $27 million, or 2.08%, at December 31, 2013. The decrease in the allowance was mainly driven by the sale of classified and legacy assets, including mortgage TDRs. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $2 million, or 0.44% of that particular loan portfolio, compared with $23 million, or 5.57%, at December 31, 2013. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

The allowance for loan losses for the consumer portfolio, excluding covered loans, amounted to $166 million, or 4.26% of that portfolio at September 30, 2014, compared to $177 million, or 4.50%, at December 31, 2013. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $152 million, or 4.46% of that portfolio at September 30, 2014, compared with $153 million, or 4.60%, at December 31, 2013. Overall consumer portfolios at the BPPR segment continued displaying stable credit quality trends. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $14 million, or 2.92% of consumer loans at September 30, 2014, compared with $24 million, or 3.95%, at December 31, 2013. The decrease in the allowance for loan losses for the consumer loan portfolio was principally driven by the transfer to loans held-for-sale of classified assets.

The following table presents the Corporation’s recorded investment in loans that were considered impaired and the related valuation allowance at September 30, 2014 and December 31, 2013.

Table 56 - Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	September 30, 2014		December 31, 2013
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$772.2	$132.0	$642.6	$103.5
No valuation allowance required	173.8	—	266.1	—

Total impaired loans	$946.0	$132.0	$908.7	$103.5

With respect to the $174 million non-covered portfolio of impaired loans for which no allowance for loan losses was required at September 30, 2014, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average impaired loans, excluding covered loans, during the quarters ended September 30, 2014 and September 30, 2013 were $939 million and $958 million, respectively. The Corporation recognized interest income on non-covered impaired loans of $8.4 million and $7.4 million for the quarters ended September 30, 2014 and September 30, 2013, respectively.

The following tables set forth the activity in the specific reserves for impaired loans for the quarters ended September 30, 2014 and September 30, 2013.

Table 57 - Activity in Specific ALLL for the Quarter Ended September 30, 2014

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$36,597	$883	$53,815	$—	$29,043	$688	$121,026
Provision for impaired loans	31,855	952	1,116	—	3,777	10	37,710
Less: Net charge-offs	(3,702)	(1,702)	(3,080)	—	(4,543)	—	(13,027)
Less: Transferred to LHFS	—	—	(13,644)	—	(111)	—	(13,755)

Specific allowance for loan losses at September 30, 2014	$64,750	$133	$38,207	$—	$28,166	$698	$131,954

Table 58 - Activity in Specific ALLL for the Quarter Ended September 30, 2013

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$18,719	$1,401	$53,278	$—	$31,254	$1,399	$106,051
Provision for impaired loans	12,235	(813)	3,447	390	2,665	(202)	17,722
Less: Net charge-offs	(10,118)	—	(2,943)	(390)	(2,257)	—	(15,708)

Specific allowance for loan losses at September 30, 2013	$20,836	$588	$53,782	$—	$31,662	$1,197	$108,065

For the quarter ended September 30, 2014, total net charge-offs for individually evaluated impaired loans amounted to approximately $13.0 million, of which $12.9 million pertained to the BPPR segment and $175 thousand to the BPNA segment. Most of these net charge-offs were related to the consumer loan portfolio.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 20% to 50% (including costs to sell). At September 30, 2014, the weighted average discount rate for the BPPR segment was 18%.

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

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the collateral property, less estimated costs to sell, is charged-off. For this purpose, the Corporation requests third-party Broker Price Opinion of Value “BPOs” of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR segment, BPOs of the subject collateral properties are currently subject to downward adjustment of up to approximately 26%, including cost to sell of 5%. In the case of the U.S. mortgage loan portfolio, a haircut up to 10% is taken, which includes costs to sell.

Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2014 and December 31, 2013.

Table 59 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

September 30, 2014
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	117	$317,388	7%
Construction	7	17,071	58
Legacy	1	2,311	—

[1]	Based on outstanding balance of total impaired loans.

December 31, 2013
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	174	$248,154	18%
Construction	9	20,162	27
Legacy	4	6,045	—

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the periods ended September 30, 2014 and December 31, 2013 are presented in Table 60.

At September 30, 2014 and December 31, 2013, the Corporation accounted for $11 million and $6 million, respectively, impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Table 60 - Impaired Construction Loans Relied Upon “As is” or “As Developed”

	September 30, 2014
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	7	$7,936	42%	3	$10,958	58%	92%

	December 31, 2013
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio [1]	12	$18,835	77%	2	$5,703	23%	90%

[1]	Includes $2.1 million of construction loans from the BPNA legacy portfolio.

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $90 million at September 30, 2014. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $86 million at September 30, 2014, compared with $94 million at December 31, 2013; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $4 million at September 30, 2014 and $8 million at December 31, 2013.

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

Geographic and government risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 36 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, which has been going through a recessionary economic cycle. Puerto Rico’s fiscal and economic situation is expected to continue to be difficult.

In February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) lowered their ratings on the General Obligation bonds of the Commonwealth of Puerto Rico and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalysts, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and Government Development Bank for Puerto Rico (“GDB”) and their ability to access the capital markets.

In March 2014, the Commonwealth of Puerto Rico sold $3.5 billion in General Obligation bonds, yielding 8.72%, which should improve GDB’s short-term liquidity. GDB has traditionally served as the principal source of short-term liquidity to the Commonwealth and its public instrumentalities and municipalities. Most of the proceeds of the bond issue were used to refinance outstanding bonds and notes, including repaying approximately $1.9 billion of lines of credit extended by GDB to the Commonwealth and certain public instrumentalities.

In June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “ Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. As explained in the legislation certain public corporations are not eligible to use the Recovery Act, including the GDB and its subsidiaries, affiliates and other ascribed entities, the seventy eight municipalities, the Puerto Rico Sales Tax and Financing Corporation, and the Employees Retirement System, among others. Several institutional investors have filed lawsuits challenging the validity of the new law.

Given that the U.S. Bankruptcy Code does not apply to municipal debt in Puerto Rico, the Recovery Act aims to provide a process similar to U.S. Federal bankruptcy in which certain of Puerto Rico’s public corporations may be able to restructure their debt obligations with their bondholders, creditors and other stakeholders. The primary objective is to make them self-sufficient and not rely on the Commonwealth General Fund or the GDB for financial support.

On July 1, 2014, Moody’s, as a consequence to the enactment of the Recovery Act, again downgraded the majority of the Puerto Rico central government and public instrumentalities’ obligations, expressing its concern for all of Puerto Rico’s municipal debt based on the deteriorating fiscal situation on the island and the possibility that application of the new law may further limit the Commonwealth’s ability to access the capital markets. Both S&P and Fitch later issued ratings downgrades for various Puerto Rico municipal issuers, including PREPA.

PREPA faces significant fiscal and financial challenges that have to be addressed in the short-term in order to stabilize its operations. These include $696 million in outstanding short-term credit facilities from various banks which by their terms matured in July and August of 2013 but with respect to which the lenders have entered into forbearance agreements until March 31,2015, significant recurring operational and budgetary shortfalls, high electricity rates compared to US utilities, high levels of debt, limited fuel diversification for electricity generation, significant non-discretionary capital expenditures needs, and burdensome U.S. Federal environmental regulatory requirements. PREPA recently announced the appointment of a chief restructuring officer, who will assist PREPA in evaluating and implementing changes with a view to achieving long-term sustainability. This process could include the restructuring of PREPA’s debt obligations, of which the Popular has $75 million in outstanding lines of credit as of September 30, 2014. Refer to Table 61.

In the case of the two other principal public corporations subject to the Recovery Act, the Puerto Rico Aqueduct and Sewer Authority has been recently operating without relying on the General Fund or GDB’s support, as a significant rate increase implemented in July 2013 has generated additional revenues that according to the Authority are expected to be sufficient to cover their operating expenses and financial obligations during the next three years. However, it also faces some challenges including the refinancing of $200 million in Bond Anticipation Notes due in March 2015 and complying with various regulatory requirements that require significant capital expenditures. In the case of the Puerto Rico Highways and Transportation Authority, its challenges also include recurring operational and budgetary shortfalls, even after the Commonwealth assigned new sources of revenue to the Authority through Acts 30 and 31 of 2013, and the need to implement cost savings initiatives. Table 61 shows the Corporation’s exposure to these two public corporations.

The latest GDB Economic Activity Index for September 2014 (published in October 2014) reflected a 1.8% year-over-year reduction, after showing a 1.1% year-over-year reduction for August 2014.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the delinquency rates on mortgage loans originated in Puerto Rico and the financial condition of commercial borrowers. If the prices of crude oil increases and/or global or local economic conditions worsen it could result in a reduction in consumer spending which could adversely impact our non-interest revenues.

At September 30, 2014, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $823 million, of which approximately $727 million is outstanding ($1.2 billion and $950 million, respectively, at December 31, 2013). Of the amount outstanding, $592 million consists of loans and $135 million are securities ($789 million and $161 million, respectively, at December 31, 2013). Of this amount, $257 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities.

Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $470 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. Table 61 has a summary of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities.

Table 61 - Direct Exposure to the Puerto Rico Government

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government	$66,681	$—	$66,681	$96,954
Government Development Bank (GDB)	7,090	—	7,090	7,090
Public Corporations:
Puerto Rico Aqueduct and Sewer Authority	509	100,000	100,509	100,509
Puerto Rico Electric Power Authority	20	74,993	75,013	75,019
Puerto Rico Highways and Transportation Authority	4	—	4	4
Other	—	7,733	7,733	25,500
Municipalities	60,515	409,006	469,521	518,160

Total Direct Government Exposure	$134,819	$591,732	$726,551	$823,236

In addition, at September 30, 2014, the Corporation had $362 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $281 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $49 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $32 million of industrial development notes ($52 million and $34 million, respectively, at December 31, 2013).

On October 10, 2014, GDB entered into a note purchase, revolving credit and term loan agreement with a syndicate of banks and other financial institutions providing for the issuance of up to $900 million of GDB short-term senior notes, guaranteed by the Commonwealth of Puerto Rico, the proceeds of which will be used to fund the purchase of an equal amount of tax and revenue anticipation notes of the Commonwealth. The Commonwealth’s tax and revenue anticipation notes, which also serve as collateral for the GDB notes, provide intra-year financing to the central Government to address timing differences between expected disbursements and receipts of taxes and revenues for fiscal year 2015. The GDB notes and the related Commonwealth’s tax and revenue anticipation notes mature on June 30, 2015. BPPR participated in this credit facility with an aggregate commitment of $100 million in the term loan and revolving credit facilities. Table 61 does not reflect BPPR’s exposure under this facility since it was entered into after September 30, 2014.

As further detailed in Notes 7 and 8 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $794 million of residential mortgages and $117 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2014. The Corporation does not have any exposure to European sovereign debt.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC stated that it believed that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR had continued to calculate shared-loss claims for quarters subsequent to June 30, 2012 in accordance with its charge-off policy for non-covered assets.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claims with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under its commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also included requests for reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. The review board was comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators.

On October 17, 2014, BPPR and the FDIC settled the claims that had been submitted to the review board. The settlement provides for an agreed methodology for submitting claims for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. While the terms of the settlement could delay the timing of reimbursement of certain claims from the FDIC, the settlement is not expected to have a material adverse impact on BPPR’s current estimate of expected reimbursable losses for the covered portfolio through the end of the commercial loss share agreement in the quarter ending June 30, 2015.

As of September 30, 2014, BPPR had unreimbursed losses and expenses of $348.0 million under the commercial loss share agreement with the FDIC. On October 31, 2014, the Corporation received reimbursement of $74.1 million from the FDIC covering claims filed prior to September 30, 2014. Taking into consideration this payment and claims submitted through that date, the total unreimbursed losses totaled $273.9 million, of which $184.0 million was submitted to the FDIC on October 30, 2014 incorporating, for the first time, the charge-off methodology agreed upon in the settlement related to losses on loans for which the FDIC had previously refused to reimburse the Corporation. BPPR continues to work on processing claims, including those which had previously not been reimbursed by the FDIC and expects to complete this process before the expiration of the commercial loss share agreement in the quarter ending June 30, 2015. After giving effect to the claim submitted on October 30, 2014, the amount of claims pending to be submitted for reimbursement to the FDIC amounted to $89.9 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of September 30, 2014 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2014 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	2,318	$31.05	—	—
September 1 - September 30	—	—	—	—

Total September 30, 2014	2,318	$31.05	—	—

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Form of 2014 Transition Award Letter

10.2	Form of 2014 Transition Restricted Stock Award Agreement

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: November 10, 2014	By:	/s/ Carlos J. Vázquez

Carlos J. Vázquez

Senior Executive Vice President & Chief Financial Officer

Date: November 10, 2014	By:	/s/ Jorge J. García

Jorge J. García

Senior Vice President & Corporate Comptroller