Form 10-K
period 2014-12-31
POPULAR INC
filed 2015-03-02
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer X         Accelerated filer ☐                         Non-accelerated filer ☐                     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No X

As of June 30, 2014, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $ 3,451,838,200 based upon the reported closing price of $34.18 on the NASDAQ Global Select Market on that date.

As of February 23, 2015, there were 103,640,031 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2014 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 24, 2015.

Forward-Looking Statements

The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements may relate to Popular, Inc.’s (“Popular”, “we”, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to expected earnings levels, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, the anticipated impacts of our acquisition of certain assets and deposits (other than certain brokered deposits) of Doral Bank from the Federal Deposit Insurance Corporation (FDIC) as receiver, including transaction expenses and our expectation that the transaction will be accretive, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continues”, “expect”, “estimate”, “intend”, “project” and similar expressions and future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict.

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference included, but are not limited to:

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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; risks associated with maintaining customer relationships from our acquisition of certain assets and deposits (other than certain brokered deposits) of Doral Bank from the Federal Deposit Insurance Corporation (FDIC) as receiver, including managing any potential customer confusion caused by the alliance structure; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; difficulties in converting or integrating the Doral branches or difficulties in providing transition support to alliance co-bidders; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part I, Item 3. Legal Proceedings”, is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $33.1 billion, total deposits of $24.8 billion and stockholders’ equity of $4.3 billion at December 31, 2014. At December 31, 2014, we ranked among the 50 largest U.S. banks based on total assets according to information gathered and disclosed by the Federal Reserve Board.

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

•  Mainland United States:  We operate Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, Inc. (“E-LOAN”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, New Jersey and Southern Florida, under the name of Popular Community Bank. E-LOAN markets deposit accounts under its name for the benefit of BPNA.

Our two reportable business segments for accounting purposes, BPPR and BPNA, correspond to our Puerto Rico and mainland United States businesses, respectively. Following the sale in the third quarter of 2010 of a 51% ownership interest and subsequent sales of shares, as discussed below, of EVERTEC, Inc. (“EVERTEC”), our financial transaction processing and technology services business, we report our remaining 14.96% ownership interest in this business in our “Corporate” group, which also includes the holding company operations and certain other equity investments.

The sections that follow provide a description of significant transactions that have impacted or will impact our current and future operations.

Significant Transactions During 2014

Repayment of TARP Funds

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

Reorganization of U.S. mainland operations

During the year ended December 31, 2014, the Corporation completed the sale of its California, Illinois and Central Florida regional operations to three different buyers as part of an internal reorganization. In connection with these transactions, the

Corporation is relocating certain back office operations to Puerto Rico and New York. The Corporation recorded a net gain of $33.8 million, after customary transaction costs, as a result of these transactions. After the reorganization is complete, annual operating expenses are expected to decrease by approximately $35 million. This decrease in expenses is expected to offset a similar reduction in revenues that will result from the sale of the regional operations. The Corporation recorded a non-cash goodwill impairment charge of $186.5 million, related to the goodwill asset allocated to these regions. This non-cash charge had no impact on the Corporation’s tangible capital or regulatory capital ratios. The Corporation also executed other transactions as part of the reorganization of its U.S. operations. These included the refinancing of $638 million in structured repos, which resulted in increased margins, at a cost of approximately $39.8 million recognized during 2014. Also, the Corporation completed bulk sales or agreements to sell of non-performing and legacy assets with an aggregate book value of approximately $249 million, at a net loss of $11.1 million.

Impact of the amendment to the Internal Revenue Code approved by the Puerto Rico Government and other tax matters

On July 1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an income tax expense of approximately $20.0 million during 2014, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank.

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

Puerto Rico Business

General.

We offer in Puerto Rico a variety of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $27.1 billion, deposits of $21.5 billion and stockholder’s equity of $3.4 billion at December 31, 2014. BPPR accounted for 82% of our total consolidated assets at December 31, 2014. BPPR has the largest retail franchise in Puerto Rico, with 168 branches and 602 ATMs as of December 31, 2014. BPPR also operates eight branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. In the Virgin Islands, BPPR had 21 ATMs at the end of 2014. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

Our Puerto Rico operations include those of Popular Auto, LLC, a wholly owned subsidiary of BPPR, a vehicle and equipment financing, leasing and daily rental company. The residential mortgages originations business is conducted by Popular Mortgage, a division of BPPR. In Puerto Rico, we also offer financial advisory, investment and securities brokerage services for institutional and retail customers through Popular Securities, LLC, a wholly-owned subsidiary of Popular. Popular Securities, LLC, is a securities broker-dealer with operations in Puerto Rico. As of December 31, 2014, Popular Securities had $209.2 million in total assets and $4.2 billion in assets under management. In addition, BPPR has various special purpose vehicles holding specific assets acquired in satisfaction of loans for real estate development projects and commercial loans.

We offer insurance and reinsurance services through Popular Insurance, LLC, a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $27.0 million and $18.7 million, respectively, for the year ended December 31, 2014. We also own Popular Risk Services, LLC, an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.

Lending Activities.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. Loans held-for-sale in Puerto Rico amounted to $84 million at December 31, 2014.

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

Total commercial loans in Puerto Rico were $6.4 billion as of December 31, 2014, and represented 40% of our total loan portfolio in Puerto Rico. For greater detail of the breakdown of our Commercial portfolio refer to the Table under the caption “Business Concentration” in this section.

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

Total construction loans in Puerto Rico were $ 159.4 million as of December 31, 2014, and represented 1% of our total loan portfolio in Puerto Rico. BPPR is currently originating a limited amount of new construction loans.

(3)	Lease Financings. Lease financings are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

Total lease financings in Puerto Rico were $ 564.4 million as of December 31, 2014, and represented 4% of our total loan portfolio in Puerto Rico.

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

Total mortgage loans in Puerto Rico were $ 5.5 billion as of December 31, 2014, and represented 34% of our total loan portfolio in Puerto Rico.

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

Total consumer loans in Puerto Rico were $ 3.4 billion as of December 31, 2014, and represented 21% of our total loan portfolio in Puerto Rico.

Covered Loans.

We refer to the loans acquired in the Westernbank FDIC-assisted transaction, except credit cards, as “covered loans”, as BPPR is entitled to be reimbursed by the FDIC for a substantial portion of any future losses on such loans under the terms of the loss sharing agreements. Foreclosed other real estate properties are also covered under the loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to assets covered by such agreements (the “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse BPPR for 80% of all qualifying losses with respect to the covered assets during the covered period. BPPR will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed BPPR. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on April 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on April 30, 2015), with additional recovery sharing for three years thereafter.

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

At December 31, 2014, covered loans totaled $2.5 billion or 8% of total consolidated assets of Popular.

True-up payment obligation to the FDIC

BPPR agreed to make a true-up payment obligation (the “true-up payment”) to the FDIC on the date that is 45 days following the last day (the “true-up measurement date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) ($1.1 billion)); plus (B) 25% of the cumulative shared loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). At December 31, 2014, the carrying amount of the true-up payment obligation amounted to $129 million.

Mainland United States Business

General.

Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2014, PNA had one principal subsidiary which was BPNA, a full service commercial bank incorporated in the state of New York.

The banking operations of BPNA in the United States mainland are based in three states and are conducted under the name of Popular Community Bank. As discussed above, during 2014, the Corporation completed the sale of its California, Illinois and Central Florida operations. The following table contains information of BPNA’s operations:

State	Branches	ATMs	Aggregate Assets ($ in billions)	Total Deposits ($ in billions)
New York	31	61	$2.40	$1.95
Florida	10	11	2.28	1.22
New Jersey	6	8	0.11	0.28

In addition, BPNA owns all of the outstanding stock of E-LOAN, Popular Equipment Finance, Inc., and Popular Insurance Agency USA, Inc. E-LOAN’s business currently consists solely of providing an online platform to raise deposits for BPNA. E-LOAN also holds a portfolio of loans from its discontinued lending activities. At December 31, 2014, E-LOAN’s total assets amounted to $255.8 million. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of the BPNA restructuring plan implemented in late 2008. As a result of these initiatives, the total assets of Popular Equipment Finance, Inc. were reduced to $13.2 million at December 31, 2014. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker offering insurance and investment products across the BPNA branch network. Total revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2014 were $5.8 million.

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

Total commercial loans at BPNA were $ 1.8 billion as of December 31, 2014, and represented 51% of our total loan portfolio in the U.S.

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

Total construction loans at BPNA were $ 92.4 million as of December 31, 2014, and represented 3% of our total loan portfolio in the U.S.

(3)

Legacy.   The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at BPNA.

Total legacy portfolio at BPNA was $ 80.8 million as of December 31, 2014, and represented 2% of our total loan portfolio in the U.S.

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

In response to economic conditions, we exited the origination of non-conventional mortgage loans in the U.S. mainland during 2008.

Total mortgage loans at BPNA were $ 1.1 billion as of December 31, 2014, and represented 30 % of our total loan portfolio in the U.S.

(5)

Consumer.   Consumer loans include personal loans, credit cards, auto loans, HELOCs and other loans made by banks to individual borrowers. In this area, BPNA offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured.

As a result of our restructuring of the E-LOAN operations in prior years, consumer loans continue to decrease as the remaining closed-end second mortgages and HELOCs originated through the E-LOAN platform continue to be resolved, in addition to a reduction in the loan origination activity since E-LOAN no longer operates as a direct lender.

Total consumer loans at BPNA were $481.2 million as of December 31, 2014, and represented 14% of our total loan portfolio in the U.S.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2014, our credit exposure was centered in our $ 19.4 billion non-covered loan portfolio which represented 66% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

Business activities that expose us to credit risk are managed within the Board’s Risk Management policy, and the Credit Risk Tolerance Limits policy which establishes limits that consider factors such as maintaining a prudent balance of risk-taking across diversified risk types and business units, compliance with regulatory guidance, controlling the exposure to lower credit quality assets, and limiting growth in, and overall exposure to, any product or risk segment where we do not have sufficient experience and a proven ability to predict credit losses.

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

As of December 31, 2014, $ 3.7 billion, or 57%, of our commercial and construction loans in Puerto Rico were secured by real estate, while in the mainland United States these figures totaled $ 1.2 billion, or 65%, respectively.

Consumer, Mortgage and Lease Financings:   Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and FICO score. Credit reports are obtained and reconciled with the financial statements provided to us. Although a standard industry definition for subprime loans does not exist, for risk assessment purposes, subprime consumer and mortgage loans in the BPPR segment are determined based on the final rule definition of higher risk consumer loans issued by the FDIC which was made effective during 2014. A higher-risk consumer loan is defined as a loan where, as of origination, or as of refinance, the probability of default (PD) within two years is greater than 20%. In Puerto Rico, as of December 31, 2014, consumer and mortgage loans with subprime characteristics consisted of $248.1 million (7% of the Puerto Rico consumer loan portfolio) and $803.4 million (15% of the Puerto Rico mortgage loan portfolio), respectively. Since the final rule definition is not applicable to our US operation, subprime loans in the BPNA segment are defined as borrowers with one or a combination of certain credit risk factors, such as FICO scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios (higher than 50%) and inferior payment history, including factors such as defaults and limited credit history. As of December 31, 2014, our mainland United States consumer and mortgage loans with subprime characteristics consisted of $48.5 million (or 10% of the U.S. mainland consumer loan portfolio) and $375.1 million (or 36% of U.S. mainland mortgage loans portfolio). As part of the restructuring in 2008 of our U.S. mainland operations, we discontinued originating loans with subprime characteristics in those operations, including the U.S. non-conventional mortgage loan portfolio and E-LOAN. Popular does not target subprime borrowers and does not offer products specifically designed for subprime borrowers.

As of December 31, 2014, there was a nominal amount of interest-only loans in our consumer loans portfolio and $105.6 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have any adjustable rate mortgage loans in our Puerto Rico portfolio. In Puerto Rico, we offer a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product, with a term of up to 40 years, provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% fixed-rate for the remaining term. Consistent with our credit policies, the underwriting and loan approval process for our step loan mortgage product is based on a number of factors, including an assessment of each borrower’s personal financial condition (including verification of income, assets and FICO score), as well as debt-to-equity ratio, reserves, loan-to-value and prior mortgage experience. While Popular has not established specific limits for FICO scores, debt-to-income ratios and loan-to-values applicable to this product, the underwriting parameters applied to this product are generally similar to the standards used for the underwriting of our non-conforming loans, except for higher loan-to-value ratios (90% or higher). As of December 31, 2014, Popular had $414.2 million of these step loans.

As of December 31, 2014, $5.5 billion, or 62%, of our total consumer loans in Puerto Rico were secured by real estate, including mortgage loans. In the United States mainland, these figures totaled $ 1.1 billion, or 69%, respectively. Lease financings are also secured by the underlying asset.

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

In addition to the legal lending limit established under applicable state banking law, discussed in detail below, business activities that expose the Corporation to credit risk should be managed within guidelines described in the Credit Risk Tolerance Limits policy. Limits are defined for loss and credit performance metrics, portfolio composition and concentration, and industry and name-level, which monitors lending concentration to a single borrower or a group of related borrower, including specific lending limits based on industry or other criteria, such as a percentage of the banks’ capital.

Loans to borrowers with financial difficulties can be modified as a loss mitigation alternative. New terms and conditions of these loans are individually evaluated to determine a feasible loan restructuring. In many consumer and mortgage loans, a trial period is established where the borrower has to comply with three consecutive monthly payments under the new terms before implementing the new structure. Loans that are restructured, renewed or extended due to financial difficulties and the terms reflect concessions that would not otherwise be granted are considered as Troubled Debt Restructurings (“TDRs”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. TDRs also include loans for which the Corporation has entered into liquidation proceedings with borrowers in which neither principal or interest is forgiven, but the Corporation accepts payments which are different than the contractual payment schedule. Refer to additional information on TDRs on Note 12 to the consolidated financial statements included in the Annual Report for the year ended December 31, 2014.

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

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 45, “Segment Reporting”, to the consolidated financial statements included in the Annual Report.

Our loan portfolio is diversified by loan category. However, approximately 61% of our non-covered loan portfolio at December 31, 2014 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2014. “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category (non-covered)

(dollars in millions)

	BPPR	%	BPNA	%	POPULAR	%
C&I	$ 2,808	18	$ 646	19	$ 3,454	18
CRE	3,567	22	1,114	32	4,681	24
Construction	159	1	92	3	251	1
Legacy	-	-	81	2	81	-
Leases	564	4	-	-	564	3
Consumer	3,389	21	481	14	3,870	20
Mortgage	5,451	34	1,052	30	6,503	34
Total	$ 15,938	100	$ 3,466	100	$ 19,404	100

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At December 31, 2014, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 1.0 billion, of which approximately $ 811 million is outstanding ($1.2 billion and $950 million at December 31, 2013). Of the amount outstanding, $ 689 million consists of loans and $ 122 million are securities ($789 million and $161 million at December 31, 2013). Of this amount, $ 336 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 475 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at December 31, 2014, the Corporation had $370 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $289 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $49 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $32 million of industrial development notes ($52 million and $34 million at December 31, 2013).

For further discussion of our loan portfolio and geographical concentration, see “Financial Condition — Loans” and “Credit Risk Management and Loan Quality-Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Evolution of Business during the Financial Crisis

We have taken significant steps during the past years to counter the effect of the broad economic slowdown in the United States and the prolonged economic recession in Puerto Rico, our principal market, where the economy entered into recession in the second quarter of 2006. In 2008, we participated in the TARP Capital Purchase Program in order to strengthen our capital and liquidity position. In December 2008, we received $935 million from the U.S. Department of the Treasury (“U.S. Treasury”) as part of the TARP Capital Purchase Program in exchange for senior Perpetual Preferred Stock and a warrant to purchase 2,093,283 shares of our Common Stock at an exercise price of $67 per share (adjusted to reflect the 1-for-10 reverse stock split effective on May 29, 2012). The shares of Preferred Stock qualified as Tier 1 regulatory capital and paid cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

The TARP Capital Purchase Program gave us the opportunity to raise capital quickly and improve our liquidity position, at a low cost, with limited shareholder dilution, at a time when the unprecedented market instability made it difficult, if not impossible, for us to raise capital. We used proceeds from the TARP, together with other available moneys, to make capital contributions and loans to our banking subsidiaries to ensure they remain well-capitalized, and strengthen their ability to continue creditworthy lending in our home markets.

In August 2009, we completed an exchange offer in order to increase our common equity capital to accommodate the more adverse economic and credit scenarios assumed under the Supervisory Capital Assessment Program (the “SCAP”), as applied to regional banking institutions. With the exchange offer we issued 35.7 million new shares of Common Stock in exchange for previously issued trust preferred securities and shares of preferred stock, and increased our Tier 1 common equity by $1.4 billion.

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

During 2010, the Corporation enhanced its capital position with an equity offering in which it raised $1.15 billion of new common equity capital. This capital raise, along with the after-tax gain of $531.0 million, net of transaction costs, on the sale of a 51% interest in EVERTEC, substantially strengthened the Corporation’s capital ratios, placing it in a position to participate in the consolidation of the Puerto Rico banking market and to pursue strategies to improve the credit quality of its loan portfolio. On April 30, 2010, BPPR acquired certain assets and assumed certain liabilities of Westernbank from the FDIC in an assisted transaction.

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

For the year 2014, the FDIC deposit insurance expense was $16.4 million lower than for 2013. This reduction was also attributed to a lower volume of higher risk assets, after completion of the non-performing assets sales during the year 2013 and other efforts implemented by management.

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

During the year ended December 31, 2014, the Corporation completed the sale of its California, Illinois and Central Florida regional operations to three different buyers as part of an internal reorganization. In connection with these transactions, the Corporation is relocating certain back office operations to Puerto Rico and New York. The Corporation recorded a net gain of $33.8 million, after customary transaction costs, as a result of these transactions. After the reorganization is complete, annual operating expenses are expected to decrease by approximately $35 million. This decrease in expenses is expected to offset a similar reduction in revenues that will result from the sale of the regional operations. The Corporation also executed other transactions as part of the reorganization of its U.S. operations. The Corporation refinanced $638 million in structured repos, which resulted in increased margins, at a cost of approximately $39.8 million recognized during 2014. Also, the Corporation completed bulk sales or agreements to sell of non-performing and legacy assets with an aggregate book value of approximately $249 million, at a net loss of $11.1 million. The Corporation recorded a non-cash goodwill impairment charge of $186.5 million, related to the goodwill asset allocated to these regions. This non-cash charge had no impact on the Corporation’s tangible capital or regulatory capital ratios.

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The principal competitors for BPPR include locally based commercial banks and a few large U.S. and foreign banks with assets up to approximately $10 billion as of December 31, 2014. On April 30, 2010, the FDIC closed three commercial banks and entered into loss-share purchase and assumption agreements with three other commercial banks with operations in Puerto Rico, including us with respect to Westernbank Puerto Rico. Those transactions involved the acquisition of most of the assets and liabilities of the closed banks, including the assumption of all of the non-brokered deposits. While these transactions have reduced the number of banking competitors in Puerto Rico, they have allowed some of our competitors to gain greater resources, such as a broader range of products and services. On December 18, 2012, there was another banking consolidation in Puerto Rico when Oriental Financial Group, a locally based financial institution, acquired the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria S.A. (BBVA), a foreign bank. As of December 31, 2014, there were 9 commercial banks operating in Puerto Rico.

We also compete with specialized players in the local financial industry that are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include brokerage houses, mortgage companies, insurance companies, credit unions (locally known as “cooperativas”), credit card companies, consumer finance companies, institutional lenders and other financial and non-financial institutions and entities. Credit unions generally provide basic consumer financial services. These competitors collectively represent a significant portion of the market and have lower cost structure and fewer regulatory constraints.

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

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it may be developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross-marketing, or providing personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing a high level of service to enhance customer loyalty and to attract and retain business. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and/or banking products in order to successfully compete in our primary service areas.

Employees

At December 31, 2014, we employed 7,752 full time equivalent employees of which 6,811 were located in Puerto Rico and the Virgin Islands and 941 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Financial Information About Segments

Our corporate structure consists of two reportable segments — BPPR and BPNA. A “Corporate” group has been defined to support the reportable segments. On September 30, 2010, the Corporation completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. During the year 2013, the Corporation sold additional shares in connection with EVERTEC’s public offerings. Revenue from the remaining 14.96% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

For further information about our segments, see “Reportable Segment Results” in the Management Discussion and Analysis section of the Annual Report and Note 45, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

About Financial Information About Geographic Areas

Our revenue composition by geographical area is presented in Note 45, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic.

Long-lived assets	2014	2013	2012
	(Dollars in thousands)
Puerto Rico

Premises and equipment	$459,167	$458,915	$471,821
Goodwill	250,110	245,680	245,680
Other intangible assets	19,227	24,646	30,070
Investments under the equity method	102,861	98,323	156,305

	$831,365	$827,564	$903,876

United States

Premises and equipment	35,414	60,601	63,972
Goodwill	215,566	402,077	402,077
Other intangible assets	5,560	7,643	10,364
Investments under the equity method	14,834	14,850	11,395

	$271,374	$485,171	$487,808

Foreign Countries

Investments under the equity method	$107,930	$83,833	$79,076

	$107,930	$83,833	$79,076

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

The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time (for example, an enterprise-wide limit on exposures to any one counterparty and certain of its affiliates established at 25% of the capital and surplus of the covered company) and others that overlap with other regulatory reforms (for example, the Basel III capital and liquidity reforms discussed below in this section). The Proposed SIFI Rules also address the Dodd-Frank Act’s early remediation requirements applicable to bank holding companies that have total consolidated assets of $50 billion or more. The proposed remediation rules are modeled after the prompt corrective action regime, described below, but are designed to require action beginning in the earlier stages of a company’s financial distress by mandating action on the basis of arranged triggers, including capital and leverage, stress test results, liquidity and risk management.

In October 2012, the Federal Reserve Board issued final rules implementing the requirements of Section 165(i)(1) of the Dodd-Frank Act concerning supervisory stress tests to be conducted by the Federal Reserve Board (the “Annual Supervisory Stress Test Rule”) and Section 165(i)(2) of the Dodd-Frank Act regarding semi-annual company-run stress tests (the “Semi-Annual Company-Run Stress Test Rule,” and, together with the Annual Supervisory Stress Test Rule, the “Stress Test Rules”). The Stress Test Rules, effective on November 15, 2012, apply to bank holding companies with average total consolidated assets of $50 billion or more and nonbank financial companies designated by the Financial Stability Oversight Council. Concurrent with the Stress Test Rules, the Federal Reserve Board issued final rules implementing other requirements of Section 165(i)(2) of the Dodd-Frank Act regarding annual company-run stress tests (the “Annual Company-Run Stress Test Rules”). The Annual Company-Run Stress Test Rules, effective on November 15, 2012, apply to, bank holding companies with average total consolidated assets of greater than $10 billion but less than $50 billion and any state member bank that has average total consolidated assets of more than $10 billion. The Stress Test Rules and the Annual Company-Run Stress Test Rules set forth, among other things, the requirements on the methodology and scenarios for the stress tests and related publication requirements. On November 7, 2013, the Federal Reserve Board issued a final policy statement describing the processes it will use to develop scenarios for future capital planning and stress testing exercises. This policy statement became effective on January 1, 2014. On October 23, 2014, the Federal Reserve Board released the supervisory scenarios that will be used in the next round of stress tests.

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

In addition, on March 2014, the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC issued a Supervisory Guidance on Implementing Dodd-Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of more than $10 Billion but less than $50 Billion. The guidance outlined supervisory expectations for Dodd-Frank Act stress test practices and offers additional details about methodologies that should be employed by banking organizations with total consolidated assets of more than $10 billion but less than $50 billion.

As of December 31, 2014, Popular had total consolidated assets of $33.1 billion. As of the same date, BPPR and BPNA had total consolidated assets of $27.1 billion and $5.5 billion, respectively.

Prompt Corrective Action

The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, the federal banking agencies to take prompt corrective action in respect of insured depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk- based capital ratio and the leverage ratio. A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the leverage ratio.

An insured depository institution will be deemed to be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. An insured depository institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.

The FDIC generally prohibits an insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, if the depository institution would thereafter be “undercapitalized”. “Undercapitalized” depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” depository institutions are subject to appointment of a receiver or conservator.

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

As of December 31, 2014, BPPR and BPNA had total consolidated assets of $27.1 billion and $5.5 billion, respectively.

Dividend Restrictions

The principal sources of funding for the holding companies have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2014, BPPR could have declared a dividend of approximately $542 million. On October 20, 2014, the Memorandum of Understanding (the “FRB-NY MOU”) entered into on July 20, 2011 among Popular, Inc., BPPR, the Federal Reserve Bank of New York (the “FRB-NY”) and the Office of the Commissioner of Financial Institutions of Puerto Rico was terminated. The FRB-NY MOU provided, among other things, for the Corporation to take steps to improve its credit risk management practices and asset quality, and for the Corporation to develop strategic plans to improve earnings and to develop capital plans. The FRB-NY MOU also required the Corporation to obtain approval from the applicable FRB-NY MOU counterparties prior to, among other things, declaring or paying dividends, purchasing or redeeming any shares of its stock, consummating acquisitions or mergers, or making any distributions on its trust preferred securities or subordinated debentures. On January 9, 2015, another Memorandum of Understanding entered into among BPNA, the FRB-NY and the New York State Department of Financial Services (the “NYSDFS”), effective on July 25, 2011, was also terminated. This Memorandum of Understanding provided that BPNA could not declare dividends without the approval of the FRB-NY and the NYSDFS.

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

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2015 was 0.600 basis points of the assessment base.

As of December 31, 2014, we had a DIF average total asset less average tangible equity assessment base of approximately $29 billion.

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

Capital Adequacy

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks in effect as of December 31, 2014, the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. In addition, the Federal Reserve Board established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provided for a minimum ratio of Tier 1 capital to total assets, less goodwill and certain other intangible assets (the “leverage ratio”) of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board’s market risk capital measure. All other bank holding companies and member banks were required to maintain a minimum leverage ratio of 4%. See Consolidated Financial Statements, Note 28 “Regulatory Capital Requirements” for the capital ratios of Popular, BPPR and BPNA.

Section 171 of the Dodd-Frank Act (the “Collins Amendment”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements that apply on a consolidated basis for insured depository institutions and their holding companies. In effect, the Collins Amendment applied to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment excludes trust preferred securities from Tier 1 capital, subject to phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Debt or equity instruments issued to the United States or any agency or instrumentality thereof prior to October 10, 2010, pursuant to the EESA, is exempted from the requirements of the Collins Amendment. Under the rules in place prior to the Collins Amendment, trust preferred securities (in addition to, among others, common equity, retained earnings, minority interests in equity accounts of consolidated subsidiaries) could be included in Tier 1 capital for bank holding companies, provided that not more than 25% of qualifying Tier 1 capital could consist of noncumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements.

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

At December 31, 2014, Popular had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2013, the remaining trust preferred securities (which were redeemed in July 2014) corresponded to capital securities issued to the U.S. Treasury pursuant to the EESA.

Rules to Implement Basel III Capital Requirements

On July 2, 2013, the Federal Reserve Board approved the Basel III Capital Rules to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the Basel III Capital Rules were approved by the OCC and (as interim final rules) by the FDIC.

The Basel III Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Popular, BPPR and BPNA, as compared to the prior U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the prior general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for Popular, BPPR and BPNA on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the Basel III Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. Under the Basel III Capital Rules, for most banking organizations, including the Corporation, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Pursuant to the Basel III Capital Rules, the minimum capital ratios that became effective on January 1, 2015 are as follows:

—	4.5% CET1 to risk-weighted assets;

—	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

—	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

—	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, Popular, BPPR and BPNA will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at December 31, 2014, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the Basel III Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the Basel III Capital Rules.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to BPPR and BPNA, the Basel III Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the prior 6%); and (iii) eliminating the prior provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category. Failure to meet capital guidelines could subject Popular and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “– Prompt Corrective Action”.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the prior four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

We believe that Popular, BPPR and BPNA will be able to meet well-capitalized capital ratios upon implementation of the revised requirements, as finalized. Refer to Table 24 of Management’s Discussion and Analysis included in this Form 10K for a preliminary estimate of the Corporation’s regulatory capital ratios and risk-weighted assets on a fully-phased in basis and on a transitional basis under the methodologies set forth in the Basel III Capital Rules based on our current understanding of those Rules and subject to certain assumptions.

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

Pursuant to Section 163 of the Dodd-Frank Act, bank holding companies with total consolidated assets greater than $50 billion (regardless of whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring shares of certain financial companies with assets in excess of $10 billion, unless an exception applies. In addition, Section 604 of the Dodd-Frank Act, which became effective on July 21, 2011, added a new application requirement before a financial holding company (regardless of its size) may acquire a nonbank company with $10 billion or more in total consolidated assets. As of December 31, 2014, Popular had total consolidated assets of $33.1 billion.

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

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2014, $23.5 million was transferred to the statutory reserve account. During 2014, BPPR was in compliance with the statutory reserve requirement.

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

As previously mentioned in the Business section, Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2014, the legal lending limit for BPPR under this provision was approximately $265 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

Popular is exposed to geographical and government risk. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), and grew by 0.9% (revised figures) and 0.3% (preliminary) in fiscal years 2012 and 2013. According to the Puerto Rico Planning Board, for fiscal years 2014 and 2015, gross national product is projected to increase by only 0.1% and 0.2%. However, the monthly economic indicators for fiscal year 2014 indicate that the final GNP figures for fiscal year 2014 may be lower than the last projection presented by the Puerto Rico Planning Board. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is a coincident indicator of ongoing economic activity, reflected a 1.4% year-over-year reduction for December 2014, after showing a 2.1% year-over-year reduction for November 2014.

This persistent contraction or minimal growth has had an adverse effect on employment. A reduction in total employment began in the fourth quarter of fiscal year 2007 (ending June 30, 2007) and has continued consistently through fiscal year 2014 (ending June 30, 2014) due to the current recession and contractionary fiscal adjustment measures. According to the Household Survey (conducted by the Puerto Rico Department of Labor and Human Resources), the number of persons employed in Puerto Rico during fiscal year 2013 (ended June 30, 2013) averaged 1,029,019, a decrease of 0.6% compared to the previous fiscal year; and the unemployment rate averaged 14.0%. For fiscal year 2014 (ended June 30, 2014), the number of persons employed in Puerto Rico averaged 1,006,646, a decrease of 2.2% compared to the previous fiscal year; and the unemployment rate averaged 14.3%. During the first three months of fiscal year 2015 (July 1, 2014 through September 30, 2014), total employment averaged 974,800, a 3.3% reduction with respect to the same period of the prior year, and the unemployment rate averaged 14.7%.

In February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) lowered their ratings on the General Obligation bonds of the Commonwealth of Puerto Rico and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalysts, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and the GDB and their ability to access the capital markets.

On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. On July 1, 2014, Moody’s, as a consequence of the enactment of the Recovery Act, again downgraded the majority of the Puerto Rico central government and public instrumentalities’ obligations, expressing its concern for all of Puerto Rico’s municipal debt based on the deteriorating fiscal situation on the Island and the possibility that application of the new law may further limit the Commonwealth’s ability to access the capital markets. Shortly thereafter, both S&P and Fitch later issued ratings downgrades for various Puerto Rico municipal issuers, including PREPA.

In July 2014, certain holders of PREPA bonds and an investment manager, on behalf of funds which hold PREPA bonds, filed separate lawsuits in the United States District Court for the District of Puerto Rico (the “District Court”) seeking a declaratory judgment that the Recovery Act violates several provisions of the United States Constitution. The District Court consolidated the actions. On February 10, 2015, the District Court entered judgment that the Recovery Act is preempted by the federal Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution. The District Court permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth has filed a notice of appeal and has indicated that it will continue to defend vigorously the constitutionality of the Recovery Act.

On February 10, 2015, the Governor announced a proposal for a new tax code that would replace the current 7% sales and use tax with a 16% value-added tax, while significantly lowering income taxes. The proposal seeks to create a fair and effective system by primarily taxing consumption, rather than productivity, and to increase tax revenues to the government by reducing tax evasion. While legislation for the new tax code has been filed, it is too early to determine what changes will be made during the legislative process and what effect this proposal, if enacted into law, will have on economic activity.

On February 12, 2015, S&P further downgraded the debt rating of the Commonwealth general obligation bonds and of various public instrumentalities. S&P stated that, in their view, Puerto Rico’s current economic and financial trajectory is now more susceptible to adverse financial, economic and market conditions that could ultimately impair the Commonwealth’s ability to fund services and its debt commitments. S&P also cited implementation risk with respect to the value-added tax and expressed concern that, while higher taxes could improve the budget balance, there could be potential negative economic implications. On February 19, 2015, Moody’s also downgraded its debt ratings for the Commonwealth general obligation bonds and of various public instrumentalities, citing similar concerns as S&P.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If global or local economic conditions worsen or the Government is unable to access the capital markets and manage its fiscal problems in an orderly manner, those adverse effects could continue or worsen. Any reduction in consumer spending or deterioration in creditworthiness of borrowers or their collateral as a result of these issues may also adversely impact our results of operations or financial condition.

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

Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios would result in increased credit losses. As of December 31, 2014, approximately 1%, 24% and 34% of our non-covered loan portfolio consisted of construction loans, commercial loans secured by real estate and mortgage loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, the British Virgin Islands or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that several sectors of the real estate market are subject to reductions in value related to general economic conditions. In certain mainland markets like southern Florida, Illinois and California, we have experienced the negative impact associated with low absorption rates and property value adjustments due to overbuilding. We exited the Illinois and California operations in 2014. We measure loan impairment based on the fair value of the collateral, if the loan is collateral dependent, which is derived from estimated collateral values, principally obtained from appraisal reports that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. An appraisal report is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, given the current slowdown in the real estate market in Puerto Rico, the properties securing these loans may be difficult to dispose of, if foreclosed.

Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2014, non-covered commercial and construction loans secured by commercial real estate properties, amounted to $ 4.9 billion or 25% of the total non-covered loan portfolio.

BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects. Total non-covered assets of those subsidiaries amounted to $18.4 million as of December 31, 2014, of which $2.7 million or 15% of total non-covered assets are foreclosed properties.

During the year ended December 31, 2014, net charge-offs specifically related to values of properties securing our non-covered construction, commercial and mortgage loan portfolios totaled $ 2.3 million, $ 30.0 million and $ 9.3 million, respectively. Continued deterioration of the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio, see the Credit Risk Management and Loan Quality section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report.

Difficult market conditions have adversely affected the financial industry and our results of operations and financial condition.

During the financial crisis that commenced in 2008, market instability and lack of investor confidence led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets adversely affected our industry and our business, results of operations and financial condition. The increased regulation of our industry, including as a result of the EESA and the Dodd-Frank Act and the creation of the new Consumer Financial Protection Bureau. Compliance may increase our costs and limit our ability to pursue business opportunities. The lingering effects of these circumstances have continued to affect our business. A re-occurrence of these difficult conditions would exacerbate the economic challenges facing us and others in the financial industry.

Legislative and regulatory reforms may have a significant impact on our business and results of operations.

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

In 2008, responding to what has been commonly referred to as the financial crisis, government regulatory agencies and political bodies began placing increased focus and scrutiny on the financial services industry. The U.S. Government intervened on an unprecedented scale. Several funding and capital programs by the Federal Reserve Board and the U.S. Treasury were launched in 2008 and 2009, with the objective of enhancing financial institutions’ ability to raise liquidity. These programs had the effect of increasing the degree or nature of regulatory supervision to which we are subjected. These and other potential regulation and scrutiny may, or proposed legislative and regulatory changes could, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and, limit our ability to pursue business opportunities in an efficient manner or otherwise adversely affect our results of operations or earnings.

In an effort to address the Commonwealth’s ongoing fiscal problems, the Government has enacted tax reform in the past and is expected to do so in the future. In 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an income tax expense of approximately $20.0 million during 2014. In addition, on February 10, 2015, the Governor announced a proposal for a new tax code that would replace the current 7% sales and use tax with a 16% value-added tax, while significantly lowering income taxes. While legislation for the new tax code has been filed, it is too early to determine what changes will be made during the legislative process. Legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

The Dodd-Frank Act imposes new capital requirements, assessments and restrictions on our businesses, impacting the profitability of our business activities and changing certain of our business practices, and could expose us to additional costs, including increased compliance costs.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, permanently raises the standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There can be no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

We have procedures in place to mitigate the impact of a default among our counterparties. We request collateral for most credit exposures with other financial institutions and monitor these on a regular basis. Nonetheless, market volatility could impact the valuation of collateral held by us and result in losses.

Our ability to raise financing is dependent in part on market confidence. In times when market confidence is affected by events related to well-known financial institutions, risk aversion among participants may increase, substantially and make it more difficult to borrow in the credit markets.

We are subject to risk related to our own credit rating.

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. At December 31, 2014, the banking subsidiaries had $19 million in deposits that were subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $9 million at December 31, 2014, with the Corporation providing collateral totaling $15 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $92 million at December 31, 2014. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

In February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) lowered their ratings on the General Obligation bonds of the Commonwealth of Puerto Rico and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalysts, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and the GDB and their ability to access the capital markets.

In June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “ Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. On July 1, 2014, Moody’s, as a consequence to the enactment of the Recovery Act, again downgraded the majority of the Puerto Rico central government and public instrumentalities’ obligations, expressing its concern for all of Puerto Rico’s municipal debt based on the deteriorating fiscal situation on the island and the possibility that application of the new law may further limit the Commonwealth’s ability to access the capital markets. Shortly thereafter, both S&P and Fitch later issued ratings downgrades for various Puerto Rico municipal issuers, including PREPA.

In July 2014, certain holders of PREPA bonds and an investment manager, on behalf of funds which hold PREPA bonds, filed separate lawsuits in the United States District Court for the District of Puerto Rico (the “District Court”) seeking a declaratory judgment that the Recovery Act violates several provisions of the United States Constitution. The District Court consolidated the actions. On February 10, 2015, the District Court entered judgment that the Recovery Act is preempted by the federal Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution. The District Court permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth has filed a notice of appeal and has indicated that it will continue to defend vigorously the constitutionality of the Recovery Act.

On February 10, 2015, the Governor announced a proposal for a new tax code that would replace the current 7% sales and use tax with a 16% value-added tax, while significantly lowering income taxes. The proposal seeks to create a fair and effective system by primarily taxing consumption, rather than productivity, and to increase tax revenues to the government by reducing tax evasion. While legislation for the new tax code has been filed, it is too early to determine what changes will be made during the legislative process and what effect this proposal, if enacted into law, will have on economic activity.

On February 12, 2015, S&P further downgraded the debt rating of the Commonwealth general obligation bonds and of various public instrumentalities. S&P stated that, in their view, Puerto Rico’s current economic and financial trajectory is now more susceptible to adverse financial, economic and market conditions that could ultimately impair the Commonwealth’s ability to fund services and its debt commitments. S&P also cited implementation risk with respect to the value-added tax and expressed concern that, while higher taxes could improve the budget balance, there could be potential negative economic implications. On February 19, 2015, Moody’s also downgraded its debt ratings for the Commonwealth general obligation bonds and of various public instrumentalities, citing similar concerns as S&P.

It is uncertain how the financial markets may react to any potential further ratings downgrade of Puerto Rico’s debt obligations. However, further deterioration in the fiscal situation with possible negative ratings implications, could further adversely affect the value of Puerto Rico’s government obligations.

At December 31, 2014, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $1.0 billion, of which approximately $811 million is outstanding ($1.2 billion and $950 million at December 31, 2013). Of the amount outstanding, $ 689 million consists of loans and $ 122 million are securities ($789 million and $161 million at December 31, 2013). Of this amount, $336 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $475 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at December 31, 2014, the Corporation had $370 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $289 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $49 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $32 million of industrial development notes ($52 million and $34 million at December 31, 2013).

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2014, we serviced $2.1 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2014, we repurchased approximately $89 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2014, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $59 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2014, Popular’s reserve for estimated losses from representation and warranty arrangements amounted to $21 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations or financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd- Frank Act, the FDIC now has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to non-interest bearing transaction accounts maintained in connection with lawyers’ trust accounts. On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment and payable in September 2011, which outline significant changes in the risk-based premiums approach for banks with over $10 billion of assets and creates a “Scorecard” system. The “Scorecard” system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changes from deposits to an institution’s average total assets minus its average tangible equity. For 2014, the FDIC deposit insurance expense of Popular totaled $40 million.

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

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2014, we had approximately $466 million and $31.5 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations, respectively. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

During the second quarter of 2014, BPNA entered into definitive agreements to sell its regional operations in California, Illinois and Central Florida to three different buyers, resulting in the discontinuance of these businesses. In accordance with US GAAP, BPNA allocated a proportionate share of its goodwill balance to the discontinued businesses on a relative fair value basis and performed an impairment test for the goodwill allocated to each of the discontinued operations as well as for retained business, each as a separate reporting unit. This allocation of goodwill and related impairment analysis resulted in an impairment charge of $186.5 million during the second quarter of 2014. The goodwill impairment charge was a non-cash charge that did not have an impact on the Corporation’s tangible capital or regulatory capital ratios. The goodwill impairment analysis of the retained portion of the BPNA operations resulted in no impairment as of June 30, 2014.

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

We conducted our annual evaluation of goodwill during the third quarter of 2014 using July 31, 2014 as the annual evaluation date. This evaluation is a two- step process. For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $337 million in the July 31, 2014 annual test. For BPNA reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPNA’s equity value by approximately $205 million in the July 31, 2014 annual test. Accordingly, there was no indication of impairment on the goodwill recorded in BPPR or BPNA at July 31, 2014 and there was no need for a Step 2 analysis.

If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

Our business could suffer if we are unable to attract, retain and motivate skilled senior leaders.

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

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Popular and our subsidiaries to hire, retain and motivate key employees.

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

In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $92 million at December 31, 2014. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular’s liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

Under the Dodd-Frank Act, all financial companies with more than $10 billion in total consolidated assets, such as Popular, that are supervised by a primary federal financial regulatory agency, are required to perform an annual stress test. This stress test supports the regulator’s analysis of the adequacy of a banking organization’s capital and is required as part of Popular’s capital management and review. The stress test is performed utilizing a variety of hypothetical stressed economic scenarios dictated by the Federal Reserve Board. If we are deemed to have inadequate capital under the hypothetical scenarios, then our regulator could prohibit us from taking certain capital actions, such as paying dividends, or require us to increase our regulatory capital, including the issuance of common stock that would dilute the ownership of existing shareholders.

The Basel III Capital Rules approved on July 9, 2013 by the U.S. Federal Banking Regulatory Agencies substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The Basel III Capital Rules revised the definitions and the components of regulatory capital, as well as modified certain asset risk weights and other matters affecting the numerator and denominator in a banking institutions’ regulatory capital ratios thus implementing a new more complex methodology to calculate regulatory capital ratios. The implementation of the new methodology will be phased-in over a 4-year period beginning on January 1, 2015.

The need to maintain more capital than has been historically required and calculated under revised standards could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also depress our return on equity, thereby making it more difficult to earn our cost of capital. Moreover, although these new requirements are being phased-in over time, U.S. federal banking agencies have been taking into account future expectations regarding the ability of banks to meet these new requirements, including under stress conditions, in approving actions that represent uses of capital, such as dividends and acquisitions.

Due to the importance and complexity of the stress test process and new capital rules calculations under Basel III, we have dedicated additional resources to comply with these requirements, however no assurance can be provided that these resources will be deemed sufficient or that we will be deemed to have adequate capital under the hypothetical economic stress scenarios thus affecting our ability to take certain capital actions in the future.

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

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 31, “Commitments & Contingencies”, to the Consolidated Financial Statements.

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

We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes. As U.S. - based entities, we and our subsidiaries and affiliates, as well as EVERTEC, are obligated to comply with the economic sanctions regulations administered by OFAC. These regulations prohibit U.S.- based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes and also prohibit transactions that provide a benefit that is received in a country designated under one or more sanctions regimes. Failure to comply with U.S. sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities, and this could adversely affect the market for our securities. For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations. EVERTEC has also done this. These policies and procedures employ software to screen transactions for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties in identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in transactions in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

From time to time we have identified and voluntarily self-disclosed to OFAC transactions that were not timely identified and blocked by our policies and procedures for screening transactions that might violate the economic sanctions regulations administered by OFAC. Although OFAC’s response to our recent voluntary self-disclosures of these apparent violations has been to issue cautionary letters to us, there can be no assurances that our failures to comply with U.S. sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us.

We have agreed to indemnify EVERTEC for certain claims or damages related to the economic sanctions regulations administered by OFAC. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, or to what extent, if at all, we could be subject to indemnification claims, fines, sanctions or other penalties.

RISKS RELATED TO THE FDIC-ASSISTED TRANSACTION

Risks Related to the FDIC-assisted Transaction.

On April 30, 2010, we entered into an FDIC-assisted transaction involving Westernbank, which could present additional risks to our business. In that transaction, BPPR acquired certain assets and assumed certain liabilities of Westernbank from the FDIC in an assisted transaction. Although this transaction provides for FDIC assistance to BPPR to mitigate certain risks, such as sharing exposure to loan losses (80% of the losses for a specified period in substantially all the acquired portfolio will be borne by the FDIC) and providing indemnification against certain liabilities of the former Westernbank, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction. Such risks include risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because the FDIC-assisted transaction was structured in a manner that did not allow bidders the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risks in the FDIC-assisted transaction.

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

Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we recorded a loss share indemnification asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results. However, in the event expected losses from the Westernbank portfolio were to increase more than originally expected prior to the expiration of the applicable loss share periods, the related increase in loss reserves would be largely offset by higher than expected indemnity payments from the FDIC. To the extent that estimated losses on the Westernbank portfolio are not realized before the expiration of the loss sharing agreements (June 30, 2015 for the commercial loss share agreement and June 30, 2015 for the single-family loss share agreement), such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment to the value of our loss share indemnification asset and the related true up payment obligation to the FDIC, which could have a material adverse effect on our financial results for the period in which such adjustment is taken.

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

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC stated that it believed that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR continued to calculate shared-loss claims for quarters subsequent to June 30, 2012 in accordance with its charge-off policy for non-covered assets.

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

On October 17, 2014, BPPR and the FDIC settled all claims and counterclaims that had been submitted to the review board. The settlement provides for an agreed valuation methodology for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. Although the terms of the settlement could delay the timing of reimbursement of certain loss-share claims from the FDIC, the settlement is not expected to have a material adverse impact on BPPR’s current estimate of expected reimbursable losses for the covered portfolio through the end of the commercial loss share agreement in the quarter ending June 30, 2015.

As of December 31, 2014, BPPR had unreimbursed losses and expenses of $299.4 million under the commercial loss share agreement with the FDIC. On January 16, 2015, BPPR received reimbursement of $130.2 million from the FDIC covering claims filed prior to December 31, 2014. Taking into consideration this payment and claims submitted through that date, the total unreimbursed losses totaled $169.2 million, of which $30.1 million was submitted to the FDIC on January 30, 2015. BPPR continues to work on processing claims, including those which had previously not been reimbursed by the FDIC and expects to complete this process before the expiration of BPPR’s ability to submit claims under the commercial loss share agreement in the quarter ending June 30, 2015. After giving effect to the claim submitted on January 30, 2015, the amount of claims pending to be submitted for reimbursement to the FDIC amounted to $139.1 million.

On November 25, 2014, the FDIC notified BPPR that it (a) would not reimburse BPPR under the commercial loss share agreement for a $66.6 million loss claim on eight related real estate loans that BPPR restructured and consolidated (collectively, the “Disputed Asset”), and (b) would no longer treat the Disputed Asset as a “Shared-Loss Asset” under the commercial loss share agreement. The FDIC alleged that BPPR’s restructure and modification of the underlying loans did not constitute a “Permitted Amendment” under the commercial loss share agreement, thereby causing the bank to breach Article III of the commercial loss share agreement.

BPPR disagrees with the FDIC’s determinations relating to the Disputed Asset, and accordingly, on December 19, 2014, delivered to the FDIC a notice of dispute under the commercial loss share agreement.

The commercial loss share agreement provides that certain disputes be submitted to arbitration before a review board, to include two party-appointed members, under the commercial arbitration rules of the American Arbitration Association. BPPR and the FDIC have agreed that, if they are not able to resolve their disputes concerning the Disputed Asset through negotiation prior to March 13, 2015, they will name their respective party-appointed members of the review board on March 16, 2015.

To the extent we are not able to successfully resolve this matter through negotiation or the arbitration process described above, a write-off in the amount of approximately $53.3 million of the aforementioned pending claims would be recorded.

In addition, in November and December 2014, BPPR proposed separate portfolio sales to the FDIC. The FDIC has refused to consent to either sale, stating that those sales did not represent best efforts to maximize collections on shared-loss assets under the commercial loss share agreement. We dispute that characterization, and negotiations are continuing.

No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

RISKS RELATED TO ACQUISITION OF CERTAIN ASSETS AND DEPOSITS OF DORAL BANK FROM THE FDIC AS RECEIVER

Our recent acquisition of certain assets and deposits of Doral Bank from the FDIC as receiver could magnify certain of the risks our business already faces and could present new risks.

On February 27, 2015, BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the Federal Deposit Insurance Corporation (FDIC) as receiver. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Certain Assets and Deposits of Doral Bank from the FDIC as Receiver” for a description of the transaction. The transaction could magnify certain of the risks our business already faces that are described in these “Risk Factors” and could present new risks, including the following:

—

risks associated with weak economic conditions in the economy and in the real estate markets in our geographic footprint, which adversely affect real estate prices, the job market, consumer confidence and spending habits, which may affect, among other things, the continued status of the loans we acquired as performing assets, charge-offs and provision expense;

—	risks associated with maintaining customer relationships, including managing any potential customer confusion caused by the alliance structure;

—	risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction;

—	changes in interest rates and market liquidity which may reduce interest margins;

—	changes in market rates and prices that may adversely impact the value of financial assets and liabilities;

—	difficulties in converting or integrating the Doral branches or difficulties in providing transition support to alliance co-bidders;

—	transaction expenses exceeding our estimates of between $20 and $25 million; and

—

failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect, including failure to meet our expectation that the transaction is accretive within the first 12 months.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Potential issuance of additional shares of our Common Stock could further dilute existing holders of our Common Stock.

The potential issuance of additional shares of our Common Stock or common equivalent securities in future equity offerings would dilute the ownership interest of our existing common stockholders.

Dividends on our Common Stock and Preferred Stock have been or may be suspended and stockholders may not receive funds in connection with their investment in our Common Stock or Preferred Stock without selling their shares.

Holders of our Common Stock and Preferred Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. During 2009, we suspended dividend payments on our Common Stock and Preferred Stock. In December 2010, we resumed payment of dividends on our Preferred Stock. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

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

In addition, the terms of our outstanding junior subordinated debt securities held by each trust that has issued trust preferred securities, prohibit us from declaring or paying any dividends or distributions on our capital stock, including our Common Stock and Preferred Stock or from purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

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

We rely on other companies to provide key components of our business infrastructure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2014, BPPR owned and wholly or partially occupied approximately 63 branch premises and other facilities throughout Puerto Rico. It also owned 6 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 113 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2014, BPNA had 94 offices (principally bank branches) of which 16 were owned and 78 were leased. These offices were located in New York, New Jersey and Florida. Also, the Corporation has a leased six story office building in Rosemont, Illinois that was the site of BPNA’s headquarters and is expected to be vacated in 2015, as part of BPNA’s reorganization. Our management believes that each of our facilities are well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

Popular Center, the twenty-story BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 50% of the office floors space. Approximately 48% of the office and commercial spaces are leased to outside tenants and 2% is available for office and retail use.

Popular Center North Building, a five-story building, on the same block as Popular Center. These facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons.

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

El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes an eight-level parking garage adjacent to the office building and four-levels of underground parking in the branch building, which together with the available ground parking space, provide for approximately 977 automobiles. As of December 31, 2014, a BPPR branch and the Río Piedras regional office operate in the branch building while a number of centralized BPPR offices occupy the main building. The Customer Contact Center and the Operations, Comptroller, Retail Credit Products and Services, and Card Products divisions are some of its occupants.

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico. As of December 19, 2014, the building is quarters of Fundación Banco Popular wish occupy 100% of the building.

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

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 31, “Commitments and Contingencies”, to the Consolidated Financial Statements.

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

Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2014 and the previous four years, as well as cash dividends declared, is contained under Table 4, “Common Stock Performance”, in the Management’s Discussion and Analysis of the Annual Report, and is incorporated herein by reference.

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

As of February 23, 2015, Popular had 8,853 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $33.08 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2014 consisted of:

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

In connection with the resumption of payment of monthly dividends on the Preferred Stock, which amounted $3.7 million for 2014, Popular has committed to the Board of Governors of the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. During 2014 the Common Stock issued under those plans was $5.4 million that was well above the dividend payment. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

Dividend Reinvestment and Stock Purchase Plan

Popular offers a dividend reinvestment and stock purchase plan for our stockholders that allows them to reinvest their dividends in shares of the Common Stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of Common Stock directly from Popular by making optional cash payments at prevailing market prices. No shares will be sold directly by us to participants in the dividend reinvestment and stock purchase plan at less than the par value of our Common Stock. No additional shares were issued under the dividend reinvestment plan during 2014.

Equity Based Plans

For information about the securities authorized for issuance under our equity based plans, refer to Part III, Item 12.

In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 3,500,000.

The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2014 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1 – October 31	130,719	$30.41	-	-
November 1 – November 30	2,084	32.15	-	-
December 1 – December 31	-	-	-	-

Total December 31, 2014	132,803	$30.44	-	-

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2009, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

Total Return as of December 31

            December 31, 2009 = 100

(1) Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears in Table 1, “Selected Financial Data”, and the text under the caption “Statement of Operations Analysis” in the Management Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Our ratio of earnings to fixed charges and of earnings to fixed charges and Preferred Stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
Ratio of Earnings to Fixed Charges:	2014 (1)	2013	2012	2011	2010
Including Interest on Deposits	(A)	2.0	1.4	1.5	1.4
Excluding Interest on Deposits	(A)	2.7	1.8	2.0	1.7

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	(A)	2.0	1.4	1.4	1.4
Excluding Interest on Deposits	(A)	2.6	1.8	1.9	1.7

(1)	The computation of earnings to fixed charges and preferred stock dividends excludes the results of discontinued operations.

(A)

During 2014, earnings were not sufficient to cover fixed charges or preferred stock dividends and the ratios were less than 1:1. The Corporation would have to generate additional earnings of approximately $161 million to achieve ratios of 1:1 in the corresponding period of 2014.

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Long-term obligations	$ 1,711,828	$ 1,584,754	$ 1,777,721	$ 1,856,372	$ 4,170,183
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	50,160
Fixed rate cumulative Perpetual Preferred Stock

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Annual Report under the caption Management Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Table 30, “Maturity Distribution of Earning Assets”, in the Management Discussion and Analysis of Financial Condition and Results of Operations, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears under the caption “Risk Management” in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table set forth information as of December 31, 2014 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities) Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
	2004 Omnibus Incentive Plan	44,797	$272.00	2,121,181

Total		44,797	$272.00	2,121,181

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2014

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2014

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.

(3) Exhibits

The exhibits listed on the Exhibits Index on page 55 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

POPULAR, INC.
(Registrant)

By:	S/ RICHARD L. CARRIÓN
Richard L. Carrión
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/ RICHARD L. CARRIÓN	Chairman of the Board,
Richard L. Carrión	Chief Executive Officer and
	Principal Executive Officer	03-02-15

S/ CARLOS J. VÁZQUEZ	Principal Financial Officer	03-02-15
Carlos J. Vázquez
Executive Vice President

S/ JORGE J. GARCÍA	Principal Accounting Officer	03-02-15
Jorge J. García
Senior Vice President and Comptroller

S/ ALEJANDRO M.BALLESTER
Alejandro M. Ballester	Director	03-02-15

S/ MARÍA LUISA FERRÉ
María Luisa Ferré	Director	03-02-15

S/ C. KIM GOODWIN
C. Kim Goodwin	Director	03-02-15

S/ JOAQUÍN E. BACARDÍ, III
Joaquín E. Bacardi, III	Director	03-02-15

S/ WILLIAM J. TEUBER JR
William J. Teuber Jr.	Director	03-02-15

S/ CARLOS A. UNANUE
Carlos A. Unanue	Director	03-02-15

S/ JOHN W. DIERCKSEN
John W. Diercksen	Director	03-02-15

S/ DAVID E. GOEL
David E. Goel	Director	03-02-15

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

3.1	Composite Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Composite Amended and Restated Bylaws of Popular, Inc., (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K, dated and filed on September 29, 2014).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

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

4.45

Seventh Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.2 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.46	Purchase Money Note, issued on April 30, 2010 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8- K dated April 30, 2010 and filed on May 6, 2010).

4.47	Value Appreciation Instrument, issued on April 30, 2010 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

4.48	Popular North America, Inc. 7.47% Senior Note Due 2014 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.49	Popular North America, Inc. 7.66% Senior Note Due 2015 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.50	Popular North America, Inc. 7.86% Senior Note Due 2016 (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.51

Certificate of Trust of Popular North America Capital Trust II (incorporated by reference to Exhibit 4.22 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2006).

4.52

Declaration of Trust and Trust Agreement of each of Popular North America Capital Trust II and Popular North America Capital Trust III dated June 16, 2006 (incorporated by reference to Exhibit 4.20 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.53

Certificate of Amendment to Certificate of Trust of each of Popular North America Capital Trust II and Popular North America Capital Trust III (incorporated by reference to Exhibit 4.24 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.54

Eight Supplemental Indenture between Popular, Inc. and Bank of New York Mellon, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2014 and filed on July 2, 2014).

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

10.13

Compensation Agreement for John. W. Diercksen as director of Popular, Inc. dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013.

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

10.21	Form of Popular, Inc. TARP Long-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.22 of Popular, Inc’s Annual Report of Form 10-K for the year ended December 31, 2012).

10.22	Form of 2014 Transition Award Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.23	Form of 2014 Transition Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.24	Employment Termination Agreement dated December 31, 2014 between Jorge Junquera Diez, his wife Marilú Amadeo and their conjugal partnership, and Popular, Inc. (1)

10.25

Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015. (1)

12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges. (1)

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2014. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15(1)

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

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