Form 10-Q
period 2015-03-31
POPULAR INC
filed 2015-05-11
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,499,210 shares outstanding as of May 5, 2015.

POPULAR, INC.

Forward-Looking Information

The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (the “Corporation”, “Popular”, “we”, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continues”, “expect”, “estimate”, “intend”, “project” and similar expressions and future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions are generally intended to identify forward-looking statements.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	possible legislative, tax or regulatory changes; and

•	risks related to the Doral Transaction, including (a) our ability to maintain customer relationships, including managing any potential customer confusion caused by the alliance structure, (b) risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction and (c) difficulties in converting or integrating the Doral branches or difficulties in providing transition support to alliance co-bidders.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share information)	2015	2014
Assets:
Cash and due from banks	$495,776	$381,095

Money market investments:
Securities purchased under agreements to resell	139,422	151,134
Time deposits with other banks	2,167,793	1,671,252

Total money market investments	2,307,215	1,822,386

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	62,923	80,945
Other trading securities	71,371	57,582
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,016,574	1,020,529
Other investment securities available-for-sale	4,532,129	4,294,630
Investment securities held-to-maturity, at amortized cost (fair value 2015 - $89,304; 2014 - $94,199)	101,595	103,170
Other investment securities, at lower of cost or realizable value (realizable value 2015 - $164,387; 2014 - $165,024)	163,038	161,906
Loans held-for-sale, at lower of cost or fair value	160,602	106,104

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	21,110,147	19,498,286
Loans covered under loss sharing agreements with the FDIC	2,456,552	2,542,662
Less – Unearned income	97,217	93,835
Allowance for loan losses	588,697	601,792

Total loans held-in-portfolio, net	22,880,785	21,345,321

FDIC loss share asset	409,844	542,454
Premises and equipment, net	492,291	494,581
Other real estate not covered under loss sharing agreements with the FDIC	128,170	135,500
Other real estate covered under loss sharing agreements with the FDIC	113,557	130,266
Accrued income receivable	129,639	121,818
Mortgage servicing assets, at fair value	149,024	148,694
Other assets	1,842,934	1,646,443
Goodwill	508,310	465,676
Other intangible assets	59,063	37,595

Total assets	$35,624,840	$33,096,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$6,285,202	$5,783,748
Interest bearing	20,988,487	19,023,787

Total deposits	27,273,689	24,807,535

Federal funds purchased and assets sold under agreements to repurchase	1,132,643	1,271,657
Other short-term borrowings	1,200	21,200
Notes payable	1,757,313	1,711,828
Other liabilities	1,080,945	1,012,029
Liabilities from discontinued operations (Refer to Note 5)	1,930	5,064

Total liabilities	31,247,720	28,829,313

Commitments and contingencies (Refer to Note 26)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 103,657,174 shares issued (2014 – 103,614,553) and 103,486,927 shares outstanding (2014 – 103,476,847)	1,037	1,036
Surplus	4,197,932	4,196,458
Retained earnings	327,613	253,717
Treasury stock – at cost, 170,247 shares (2014 – 137,706)	(5,222)	(4,117)
Accumulated other comprehensive loss, net of tax	(194,400)	(229,872)

Total stockholders’ equity	4,377,120	4,267,382

Total liabilities and stockholders’ equity	$35,624,840	$33,096,695

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2015	2014
Interest income:
Loans	$355,631	$377,602
Money market investments	1,446	973
Investment securities	30,301	35,127
Trading account securities	2,696	5,257

Total interest income	390,074	418,959

Interest expense:
Deposits	25,864	26,858
Short-term borrowings	1,734	9,040
Long-term debt	19,281	31,890

Total interest expense	46,879	67,788

Net interest income	343,195	351,171
Provision for loan losses - non-covered loans	29,711	54,122
Provision for loan losses - covered loans	10,324	25,714

Net interest income after provision for loan losses	303,160	271,335

Service charges on deposit accounts	39,017	39,359
Other service fees (Refer to Note 32)	53,626	52,818
Mortgage banking activities (Refer to Note 14)	12,852	3,678
Trading account profit	414	1,977
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(79)	4,393
Adjustments (expense) to indemnity reserves on loans sold	(4,526)	(10,347)
FDIC loss share income (expense) (Refer to Note 33)	4,139	(24,206)
Other operating income	9,792	28,360

Total non-interest income	115,235	96,032

Operating expenses:
Personnel costs	116,458	104,301
Net occupancy expenses	21,709	21,360
Equipment expenses	13,411	11,412
Other taxes	8,574	13,663
Professional fees	75,528	66,999
Communications	6,176	6,685
Business promotion	10,813	11,386
FDIC deposit insurance	6,398	10,978
Other real estate owned (OREO) expenses	23,069	6,440
Other operating expenses	17,349	22,349
Amortization of intangibles	2,104	2,026
Restructuring costs	10,753	—

Total operating expenses	312,342	277,599

Income from continuing operations before income tax	106,053	89,768
Income tax expense	32,568	23,264

Income from continuing operations	73,485	66,504
Income from discontinued operations, net of tax	1,341	19,905

Net Income	$74,826	$86,409

Net Income Applicable to Common Stock	$73,896	$85,478

Net Income per Common Share – Basic
Net income from continuing operations	0.71	0.64
Net income from discontinued operations	0.01	0.19

Net Income per Common Share – Basic	$0.72	$0.83

Net Income per Common Share – Diluted
Net income from continuing operations	0.71	0.64
Net income from discontinued operations	0.01	0.19

Net Income per Common Share – Diluted	$0.72	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarters ended March 31,
(In thousands)	2015	2014
Net income	$74,826	$86,409

Other comprehensive income before tax:
Foreign currency translation adjustment	(581)	(2,115)
Reclassification adjustment for losses included in net income	—	7,718
Amortization of net losses on pension and postretirement benefit plans	5,025	2,126
Amortization of prior service cost of pension and postretirement benefit plans	(950)	(950)
Unrealized holding gains on investments arising during the period	35,342	27,582
Unrealized net losses on cash flow hedges	(2,535)	(1,725)
Reclassification adjustment for net losses included in net income	1,358	1,824

Other comprehensive income before tax	37,659	34,460
Income tax expense	(2,187)	(1,990)

Total other comprehensive income, net of tax	35,472	32,470

Comprehensive income, net of tax	$110,298	$118,879

Tax effect allocated to each component of other comprehensive income:	Quarters ended March 31,
(In thousands)	2015	2014
Amortization of net losses on pension and postretirement benefit plans	(1,960)	(829)
Amortization of prior service cost of pension and postretirement benefit plans	371	371
Unrealized holding gains on investments arising during the period	(1,057)	(1,493)
Unrealized net losses on cash flow hedges	989	672
Reclassification adjustment for net losses included in net income	(530)	(711)

Income tax expense	$(2,187)	$(1,990)

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2013	$1,034	$50,160	$4,170,152	$594,430	$(881)	$(188,745)	$4,626,150
Net income				86,409			86,409
Issuance of stock	1		1,665				1,666
Dividends declared:
Preferred stock				(931)			(931)
Common stock purchases					(17)		(17)
Other comprehensive income, net of tax						32,470	32,470

Balance at March 31, 2014	$1,035	$50,160	$4,171,817	$679,908	$(898)	$(156,275)	$4,745,747

Balance at December 31, 2014	$1,036	$50,160	$4,196,458	$253,717	$(4,117)	$(229,872)	$4,267,382
Net income				74,826			74,826
Issuance of stock	1		1,405				1,406
Tax windfall benefit on vesting of restricted stock			69				69
Common stock purchases							—
Dividends declared:
Preferred stock				(930)			(930)
Common stock purchases					(1,123)		(1,123)
Common stock reissuance					18		18
Other comprehensive income, net of tax						35,472	35,472

Balance at March 31, 2015	$1,037	$50,160	$4,197,932	$327,613	$(5,222)	$(194,400)	$4,377,120

Disclosure of changes in number of shares:	March 31, 2015	March 31, 2014
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	103,614,553	103,435,967
Issuance of stock	42,621	58,463

Balance at end of the period	103,657,174	103,494,430
Treasury stock	(170,247)	(38,895)

Common Stock – Outstanding	103,486,927	103,455,535

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$74,826	$86,409

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	40,035	73,072
Amortization of intangibles	2,104	2,504
Depreciation and amortization of premises and equipment	11,919	11,965
Net accretion of discounts and amortization of premiums and deferred fees	(19,100)	(39,571)
Fair value adjustments on mortgage servicing rights	4,929	8,096
FDIC loss share (income) expense	(4,139)	24,206
Adjustments (expense) to indemnity reserves on loans sold	4,526	10,347
Earnings from investments under the equity method	(2,301)	(16,930)
Deferred income tax expense	23,380	13,898
(Gain) loss on:
Disposition of premises and equipment	(978)	(1,671)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(7,222)	(18,953)
Sale of foreclosed assets, including write-downs	14,851	(1,199)
Acquisitions of loans held-for-sale	(121,929)	(76,125)
Proceeds from sale of loans held-for-sale	27,547	45,115
Net originations on loans held-for-sale	(179,604)	(179,057)
Net (increase) decrease in:
Trading securities	177,942	218,997
Accrued income receivable	(13)	5,641
Other assets	(28,027)	(1,463)
Net increase (decrease) in:
Interest payable	(10,216)	(2,680)
Pension and other postretirement benefits obligation	1,019	(1,562)
Other liabilities	(19,377)	(1,193)

Total adjustments	(84,654)	73,437

Net cash (used in) provided by operating activities	(9,828)	159,846

Cash flows from investing activities:
Net increase in money market investments	(484,829)	(763,980)
Purchases of investment securities:
Available-for-sale	(411,189)	(436,233)
Held-to-maturity	(250)	—
Other	(2,520)	(34,768)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	385,672	194,949
Held-to-maturity	2,231	1,888
Other	30,785	49,964
Proceeds from sale of investment securities:
Other	1,388	—
Net repayments on loans	154,794	205,660
Proceeds from sale of loans	19,127	42,238
Acquisition of loan portfolios	(49,510)	(201,385)
Net payments from FDIC under loss sharing agreements	132,265	81,327
Net cash received and acquired from business combination	711,051	—
Mortgage servicing rights purchased	(2,400)	—
Acquisition of premises and equipment	(10,231)	(11,017)
Proceeds from sale of:
Premises and equipment	3,093	6,385
Foreclosed assets	40,161	38,830

Net cash provided by (used in) investing activities	519,638	(826,142)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	265,906	559,972
Federal funds purchased and assets sold under agreements to repurchase	(139,013)	548,921
Other short-term borrowings	(148,215)	(400,000)
Payments of notes payable	(419,487)	(110,514)
Proceeds from issuance of notes payable	46,000	31,905
Proceeds from issuance of common stock	1,405	1,666
Dividends paid	(620)	(931)
Net payments for repurchase of common stock	(1,105)	(17)

Net cash (used in) provided by financing activities	(395,129)	631,002

Net increase (decrease) in cash and due from banks	114,681	(35,294)
Cash and due from banks at beginning of period	381,095	423,211

Cash and due from banks at the end of the period	$495,776	$387,917

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014 include the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States and the Caribbean. In Puerto Rico, the Corporation provides retail, including mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, New Jersey and South Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The BPNA branches operate under the name of Popular Community Bank (“PCB”). Refer to Note 5 for discussion of the sales of the California, Illinois and Central Florida regional operations during 2014. Note 38 to the consolidated financial statements presents information about the Corporation’s business segments.

On February 27, 2015, BPPR, in an alliance with co-bidders, including PCB, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank (“Doral”) from the Federal Deposit Insurance Corporation (FDIC), as receiver (the “Doral Bank transaction”). Under the FDIC’s bidding format, BPPR was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits acquired by it and its alliance co-bidders. BPPR entered into back to back purchase and assumption agreements with the alliance co-bidders for the transferred assets and deposits. The other co-bidders which formed part of the alliance led by BPPR were First Bank Puerto Rico, Centennial Bank, and a vehicle formed by J.C. Flowers III L.P. BPPR has entered into transition service agreements with each of the alliance co-bidders. Refer to Note 4 for further details on the Doral Bank transaction.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The consolidated statement of financial condition data at December 31, 2014 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain reclassifications have been made to the 2014 consolidated financial statements and notes to the financial statements to conform with the 2015 presentation. As discussed in Note 5, current and prior periods presented in the consolidated statement of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The consolidated statement of financial condition and related note disclosure for prior periods do not reflect the reclassification of BPNA’s assets and liabilities to discontinued operations.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2014, included in the Corporation’s 2014 Annual Report (the “2014 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Business Combination

The Corporation determined that the acquisition of certain assets and assumption of certain liabilities in connection with the Doral Bank Transaction constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Codification (“ASC”) Topic 805 “Business Combinations”. The assets and liabilities, both tangible and intangible, were initially recorded at their estimated fair values. Fair values were determined based on the requirements of FASB Codification Topic 820 “Fair Value Measurements”. These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair value becomes available. Acquisition-related costs are expensed as incurred. Refer to Note 4, Business Combination, for additional information of assets acquired and liabilities assumed in connection with this transaction.

Loans acquired as part of the Doral Bank Transaction

Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

Approximately $162 million of residential mortgage loans acquired as part of the Doral Bank Transaction were considered impaired. Accordingly, the Corporation applied the guidance of ASC Subtopic 310-30. Under this guidance, the loans acquired from the FDIC were aggregated into pools based on similar characteristics, including factors such as loan type, interest rate type, accruing status, and amortization type. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

Note 3 – New accounting pronouncements

FASB Accounting Standards Update 2015-07, Fair Value Measurement – (Topic 820): Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”)

The FASB issued ASU 2015-07 in May 2015, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investment measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy.

The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. Early adoption is permitted. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements.

The adoption of this guidance impacts presentation disclosures only and will not have an impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”)

The FASB issued ASU 2015-05 in April 2015, which provides guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance will not change the accounting for service contracts. All software licenses within the scope of ASC Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. Early adoption is permitted. An entity can adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively.

The Corporation is currently evaluating the impact that the adoption of this accounting pronouncement will have on its consolidated financial statements.

FASB Accounting Standards Update 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”)

The FASB issued ASU 2015-04 in April 2015, which simplifies the measurement of benefit plan assets and obligations. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan.

For an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligation, the amendments in this ASU also provide a practical expedient that permits the entity to remeasure define plan assets and obligations using the month-end that is closest to the date of the significant event.

An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments of this ASU. Employee benefit plans are not within the scope of these amendments.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. Early adoption is permitted. The amendments in this ASU should be applied prospectively.

The Corporation does not expect that the adoption of this accounting pronouncement will have a significant impact on its financial statements.

FASB Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”)

The FASB issued ASU 2015-03 in April 2015, which simplifies the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. Having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. The recognition and measurement guidance for debt issuance costs are not affected by the amendments of this Update.

The amendments of this Update are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within fiscal years beginning after December 31, 2016. Early adoption is permitted for financial statements that have not been previously issued.

An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle.

The Corporation’s current policy is to record debt issuance costs as a deferred asset, and accordingly, it will need to reclassify this balance upon adoption. However, this balance sheet reclassification is not expected to have a material impact in the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis (“ASU 2015-02”)

The FASB issued ASU 2015-02 in February 2015, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

1)	Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities

2)	Eliminate the presumption that a general partner should consolidate a limited partnership

3)	Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships

4)	Provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustment should be reflected as of the beginning of the fiscal year of that includes that interim period.

The amendments may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity may also apply the amendments of this ASU retrospectively.

The Corporation is currently evaluating the impact that the adoption of this accounting pronouncement will have on its consolidated financial statements.

FASB Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”)

The FASB issued ASU 2015-01 in January 2015, which eliminates from GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports the classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity is also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary. This will alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately.

The presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. The amendments may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided is applied from the beginning of the fiscal year of adoption.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition, results of operations or presentation and disclosures.

FASB Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is more Akin to Debt or to Equity (“ASU 2014-16”)

The FASB issued ASU 2014-16 in November 2014, which intends to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. An entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all relevant terms and features.

The amendment in this ASU does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria.

The amendments in the ASU are effective for annual periods, and interim periods within those annual periods, beginning in the first quarter of 2016. Early adoption is permitted. The effects of initially adopting the amendments of this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability as a Going Concern (“ASU 2014-15”)

The FASB issued ASU 2014-15 in August 2014, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide the related footnote disclosures. These amendments should reduce diversity in the timing and content of footnote disclosures.

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition, results of operations or presentation and disclosures.

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

The Corporation adopted this guidance in the first quarter of 2015 and it did not have a material effect on its consolidated statements of financial condition or results of operations.

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

The Corporation does not anticipate that the adoption of this accounting pronouncement guidance will have a material effect on its consolidated statements of financial condition or results of operations.

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

The accounting changes in this ASU are effective in the first quarter of 2015. Early adoption is prohibited. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

The Corporation adopted this guidance on the first quarter of 2015 and did not have a material effect on its consolidated statements of financial condition or results of operations. Refer to note 20, Borrowings, for additional disclosures provided upon the adoption of this accounting pronouncement.

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

The amendments in this ASU were originally effective in the first quarter of 2017, however, on April 1, 2015, the FASB voted to propose a deferral of the effective date of this new revenue standard by one year until January 1, 2018, but to permit entities to adopt the standard as of the original effective date.

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

The Corporation adopted the provisions of this guidance in the first quarter of 2015 and its adoption did not have a material effect on its consolidated statement of financial condition or result of operations.

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

The Corporation adopted this guidance on the first quarter of 2015 and the adoption of this ASU did not have a material effect on its consolidated statements of financial condition or results of operations.

Note 4 – Business combination

On February 27, 2015, the Corporation’s Puerto Rico banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), in an alliance with co-bidders, including the Corporation’s U.S. mainland banking subsidiary, Banco Popular North America, doing business as Popular Community Bank (“PCB”), had acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the Federal Deposit Insurance Corporation (FDIC) as receiver.

Under the FDIC’s bidding format, BPPR was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by it and its alliance co-bidders. BPPR entered into back to back purchase and assumption agreements with the alliance co-bidders for the transferred assets and deposits. The other co-bidders that formed part of the alliance led by BPPR are FirstBank Puerto Rico, Centennial Bank, and a vehicle formed by J.C. Flowers III LP. BPPR has entered into transition service agreements with each of the alliance co-bidders.

After taking into account the transfers to the unaffiliated alliance co-bidders, BPPR and PCB together assumed approximately $2.2 billion in deposits and acquired approximately $1.7 billion in commercial and residential loans.

BPPR assumed approximately $574 million in deposits associated with eight Puerto Rico branches of Doral Bank and approximately $425 million from its online deposit platform, and approximately $827 million in Puerto Rico residential and commercial loans.

PCB assumed approximately $1.2 billion in deposits in three New York branches of Doral Bank, and acquired approximately $891 million in commercial loans primarily in the New York metropolitan area.

On February 27, 2015, the FDIC, as receiver for Doral Bank, accepted BPPR’s bid for the purchase of the mortgage servicing rights on three pools of residential mortgage loans of approximately $5.0 billion in unpaid principal balance, for a purchase price currently estimated at $48.6 million. The transfers of the mortgage servicing rights are subject to a number of specified closing conditions, including the consent of each of Ginnie Mae, Fannie Mae and Freddie Mac in a form acceptable to BPPR, and other customary closing conditions.

There is no loss-sharing arrangement with the FDIC on the acquired assets.

The following table presents the fair values of major classes of identifiable assets acquired and liabilities assumed by the Corporation as of the February 27, 2015 acquisition date.

(In thousands)	Book value prior to purchase accounting adjustments	Fair value adjustments	Additional consideration[1]	As recorded by Popular, Inc. on February 27, 2015
Assets:
Cash and due from banks	$339,633	$—	$—	$339,633
Investment in available-for-sale securities	172,706	—	—	172,706
Investments in FHLB stock	30,785	—	—	30,785
Loans	1,718,208	(52,452)	—	1,665,756
Accrued income receivable	7,808	—	—	7,808
Receivable from the FDIC	—	—	439,112	439,112
Core deposit intangible	23,572	—	—	23,572
Other assets	67,676	9,688	—	77,364

Total assets	$2,360,388	$(42,764)	$439,112	$2,756,736

Liabilities:
Deposits	$2,193,404	$8,051	$—	$2,201,455
Advances from the Federal Home Loan Bank	542,000	5,187	—	547,187
Other liabilities	50,728	—	—	50,728

Total liabilities	$2,786,132	$13,238	$—	$2,799,370

Excess of liabilities assumed over assets acquired	$425,744
Aggregate fair value adjustments		$(56,002)

Additional consideration			$439,112

Goodwill on acquisition				$42,634

[1]	The additional consideration represents the cash to be received from the FDIC for the difference between the net liabilities assumed and the net premium paid on the transaction.

Other assets recorded as part of the Doral Bank Transaction include the fair value estimate of the contingent asset for the probable acquisition of approximately $57.6 million from the FDIC of mortgage servicing rights on three pools of residential mortgage loans of approximately $5.0 billion in unpaid principal balance. As discussed above, at March 31, 2015, these mortgage servicing rights were subject to a number of closing conditions. On April 23, 2015, BPPR closed the acquisition of Ginnie Mae mortgage servicing rights for a loan portfolio of approximately $2.7 billion in unpaid principal balance. BPPR is in negotiations for the transfers of the Fannie Mae and Freddie Mac mortgage servicing rights which are expected to be completed during the second quarter of 2015.

The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Because of the short time period between the February 27, 2015 closing of the transaction and the March 31, 2015 reporting date, the Corporation continues to analyze its estimates of fair value on loans and other assets acquired as well as the deposits and other liabilities assumed. As the Corporation finalizes its analyses of these assets and liabilities, there may be adjustments to the recorded carrying values, and thus the recognized goodwill may increase or decrease.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed on the Doral Bank Transaction:

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

Goodwill

The amount of goodwill is the residual difference in the fair value of liabilities assumed and net consideration paid to the FDIC over the fair value of the assets acquired. The goodwill created by this transaction is driven by the deployment of capital with meaningful earnings accretion and significant cost savings opportunities. In addition to strengthening the Corporation’s Puerto Rico franchise, the transaction grows the U.S. business through the addition of an attractive commercial platform. The goodwill is deductible for income tax purposes. The goodwill from the Doral Bank Transaction was assigned to the BPPR and BPNA reportable segments based on the relative fair value of the assets acquired and liabilities assumed.

Core deposit intangible

This intangible asset represents the value of the relationships that Doral Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the core deposit base, interest costs, and the net maintenance cost attributable to customer deposits, and the cost of alternative funds. The core deposit intangible asset will be amortized over a period of fifteen years.

Deposits

The fair values used for the demand deposits that comprise the transaction accounts acquired, which have no stated maturity and include non-interest bearing demand deposits, savings, NOW, and money market accounts, by definition equal the amount payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently offered to comparable time deposits with similar maturities, and also accounts for the non-performance risk by using internally-developed models that consider, where applicable, the remaining term and the credit premium of the institution.

Deferred taxes

Deferred taxes relate to a difference between the financial statement and tax basis of the assets acquired and liabilities assumed in the transaction. Deferred taxes were reported based upon the principles in ASC Topic 740 “Income Taxes”, and were measured using the enacted statutory income tax rate to be in effect for BPPR and BPNA at the time the deferred tax is expected to reverse.

For income tax purposes, the Doral Bank Transaction was accounted for as an asset purchase and the tax bases of assets acquired were allocated based on fair values using a modified residual method. Under this method, the purchase price was allocated among the assets in order of liquidity (the most liquid first) up to its fair market value.

The operating results of the Corporation for the quarter March 31, 2015 include the operating results produced by the acquired assets and liabilities assumed for the period of February 28, 2015 to March 31, 2015. This includes approximately $14.0 million in gross revenues and approximately $14.5 million in operating expenses. The Corporation believes that given the amount of assets and liabilities assumed, the size of the operations acquired in relation to Popular’s operations and the significant amount of fair value adjustments, the historical results of Doral Bank are not meaningful to Popular’s results, and thus no pro forma information is presented.

Note 5 – Discontinued operations

During the year ended December 31, 2014, the Corporation completed the sale of its California, Illinois and Central Florida regional operations to three different buyers.

In connection with these transactions, the Corporation is relocating certain back office operations to Puerto Rico and New York. The Corporation incurred restructuring charges of $10.8 million during the quarter ended March 31, 2015. Additional restructuring charges amounting to approximately $12.6 million are expected to be incurred in the year 2015. Refer to Note 6, for restructuring charges incurred during the quarter ended March 31, 2015.

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

During the quarter ended June 30, 2014, the Corporation recorded non-cash impairment charge of $187 million related to the goodwill allocated, on a relative fair value basis, to these operations. However, this non-cash charge had no impact on the Corporation’s tangible capital or regulatory capital ratios.

After the sale of these three regions, at March 31, 2015, there were no assets held within the discontinued operations. Liabilities within discontinued operations amounted to approximately $1.9 million, mainly comprised of the indemnity reserve related to the California regional sale.

The following table provides the components of net income from the discontinued operations for the quarters ended March 31, 2015 and 2014.

	Quarters ended March 31,
(In thousands)	2015	2014
Net interest income	$—	$21,797
Provision (reversal) for loan losses	—	(6,764)
Other non-interest income	—	10,533

Total non-interest income	—	10,533

Operating expenses:
Personnel costs	—	8,852
Net occupancy expenses	—	4,331
Professional fees (reversal)	(1,341)	2,793
Goodwill impairment charge	—	—
Other operating expenses	—	3,213

Total operating expenses	(1,341)	19,189

Net income from discontinued operations	$1,341	$19,905

Note 6 – Restructuring plan

As discussed in Note 5, in connection with the sale of the operations of the California, Illinois and Central Florida regions, the Corporation is relocating certain back office operations, previously conducted in these regions, to Puerto Rico and New York. The Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) to eliminate and re-locate employment positions, terminate contracts and incur other costs associated with moving the operations to Puerto Rico and New York. The Corporation estimates that it will incur restructuring charges of approximately $50.1 million, of which approximately $26.7 million were incurred during 2014; $10.8 million during the first quarter of 2015 and the remaining $12.6 million are expected to be incurred during 2015. The remaining costs for 2015 are primarily related to $10.6 million in personnel related costs and $2.0 million in lease cancellations and other restructuring costs.

The following table details the expenses recorded by the Corporation that were associated with the PCB Restructuring Plan:

(In thousands)	Quarter ended March 31, 2015
Personnel costs	$9,366
Net occupancy expenses	386
Equipment expenses	158
Professional fees	466
Other operating expenses	377

Total restructuring costs	$10,753

The following table presents the activity in the reserve for the restructuring costs associated with the PCB Restructuring Plan:

(In thousands)
Balance at January 1, 2015	$13,536
Charges expensed during the period	6,297
Payments made during the period	(9,030)

Balance at March 31, 2015	$10,803

Note 7 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.1 billion at March 31, 2015 (December 31, 2014 - $ 1.0 billion). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2015, the Corporation held $42 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2014 - $45 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 8 – Pledged assets

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

(In thousands)	March 31, 2015	December 31, 2014
Investment securities available-for-sale, at fair value	$1,835,849	$1,700,820
Investment securities held-to-maturity, at amortized cost	58,660	60,515
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	459,577	480,441
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,908,657	8,820,204

Total pledged assets	$11,262,743	$11,061,980

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At March 31, 2015, the Corporation had $ 0.8 billion in investment securities available-for-sale and $ 0.7 billion in loans that served as collateral to secure public funds (December 31, 2014 - $ 0.7 billion and $ 0.7 billion, respectively).

At March 31, 2015, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $3.6 billion (December 31, 2014 - $3.7 billion). Refer to Note 20 to the consolidated financial statements for borrowings outstanding under these credit facilities. At March 31, 2015, the credit facilities authorized with the FHLB were collateralized by $ 4.5 billion in loans held-in-portfolio (December 31, 2014 - $ 4.5 billion). Also, at March 31, 2015, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $2.1 billion, which remained unused as of such date (December 31, 2014 - $2.1 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2015, the credit facilities with the Fed discount window were collateralized by $ 4.2 billion in loans held-in-portfolio (December 31, 2014 - $ 4.1 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

Note 9 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at March 31, 2015 and December 31, 2014.

	At March 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$777,468	$6,806	$—	$784,274	1.12%

Total U.S. Treasury securities	777,468	6,806	—	784,274	1.12

Obligations of U.S. Government sponsored entities
Within 1 year	35,160	254	—	35,414	1.87
After 1 to 5 years	1,412,508	3,965	2,168	1,414,305	1.25
After 5 to 10 years	30,115	52	818	29,349	1.98
After 10 years	23,000	66	—	23,066	3.19

Total obligations of U.S. Government sponsored entities	1,500,783	4,337	2,986	1,502,134	1.31

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,758	—	1	2,757	3.83
After 1 to 5 years	7,036	—	189	6,847	4.10
After 5 to 10 years	16,662	—	3,075	13,587	6.68
After 10 years	48,843	2	14,672	34,173	6.22

Total obligations of Puerto Rico, States and political subdivisions	75,299	2	17,937	57,364	6.04

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	18,943	889	—	19,832	2.95
After 5 to 10 years	52,779	1,269	—	54,048	2.72
After 10 years	1,782,504	14,440	21,798	1,775,146	2.01

Total collateralized mortgage obligations - federal agencies	1,854,226	16,598	21,798	1,849,026	2.03

Mortgage-backed securities
After 1 to 5 years	24,869	1,318	—	26,187	4.68
After 5 to 10 years	140,493	7,319	3	147,809	3.51
After 10 years	1,120,062	49,715	1,400	1,168,377	3.37

Total mortgage-backed securities	1,285,424	58,352	1,403	1,342,373	3.41

Equity securities (without contractual maturity)	1,350	1,284	3	2,631	1.37

Other
After 1 to 5 years	9,187	12	—	9,199	1.69
After 5 to 10 years	1,658	44	—	1,702	3.62

Total other	10,845	56	—	10,901	1.99

Total investment securities available-for-sale	$5,505,395	$87,435	$44,127	$5,548,703	2.08%

	At December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$698,003	$2,226	$75	$700,154	1.14%

Total U.S. Treasury securities	698,003	2,226	75	700,154	1.14

Obligations of U.S. Government sponsored entities
Within 1 year	42,140	380	—	42,520	1.61
After 1 to 5 years	1,603,245	1,168	9,936	1,594,477	1.26
After 5 to 10 years	67,373	58	2,271	65,160	1.72
After 10 years	23,000	—	184	22,816	3.18

Total obligations of U.S. Government sponsored entities	1,735,758	1,606	12,391	1,724,973	1.31

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,765	17	—	2,782	3.83
After 1 to 5 years	1,024	38	—	1,062	8.40
After 5 to 10 years	22,552	2	2,331	20,223	5.82
After 10 years	48,823	40	11,218	37,645	6.22

Total obligations of Puerto Rico, States and political subdivisions	75,164	97	13,549	61,712	6.04

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	3,687	87	—	3,774	2.66
After 5 to 10 years	25,202	985	—	26,187	2.93
After 10 years	1,905,763	13,109	38,803	1,880,069	2.03

Total collateralized mortgage obligations - federal agencies	1,934,652	14,181	38,803	1,910,030	2.04

Mortgage-backed securities
After 1 to 5 years	27,339	1,597	—	28,936	4.68
After 5 to 10 years	147,182	7,314	1	154,495	3.51
After 10 years	676,567	45,047	683	720,931	3.93

Total mortgage-backed securities	851,088	53,958	684	904,362	3.88

Equity securities (without contractual maturity)	1,351	1,271	—	2,622	5.03

Other
After 1 to 5 years	9,277	10	—	9,287	1.69
After 5 to 10 years	1,957	62	—	2,019	3.63

Total other	11,234	72	—	11,306	2.03

Total investment securities available-for-sale	$5,307,250	$73,411	$65,502	$5,315,159	2.04%

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

There were no securities sold during the quarters ended March 31, 2015 and 2014.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	195,562	706	272,535	2,280	468,097	2,986
Obligations of Puerto Rico, States and political subdivisions	16,408	4,104	37,885	13,833	54,293	17,937
Collateralized mortgage obligations - federal agencies	137,117	988	967,570	20,810	1,104,687	21,798
Mortgage-backed securities	238,052	1,016	24,720	387	262,772	1,403
Equity securities	47	3	—	—	47	3

Total investment securities available-for-sale in an unrealized loss position	$587,186	$6,817	$1,302,710	$37,310	$1,889,896	$44,127

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$49,465	$75	$—	$—	$49,465	$75
Obligations of U.S. Government sponsored entities	888,325	6,866	429,835	5,525	1,318,160	12,391
Obligations of Puerto Rico, States and political subdivisions	14,419	3,031	41,084	10,518	55,503	13,549
Collateralized mortgage obligations - federal agencies	539,658	13,774	733,814	25,029	1,273,472	38,803
Mortgage-backed securities	457	4	25,486	680	25,943	684

Total investment securities available-for-sale in an unrealized loss position	$1,492,324	$23,750	$1,230,219	$41,752	$2,722,543	$65,502

As of March 31, 2015, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $44 million, driven by U.S. Agency Collateralized Mortgage Obligations and obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all US Agencies’ securities, management considers the U.S. Agency guarantee.

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

On February 12, 2015, S&P further downgraded the debt rating of the Commonwealth general obligation bonds and of various public instrumentalities. S&P stated that, in their view, Puerto Rico’s current economic and financial trajectory is now more susceptible to adverse financial, economic and market conditions that could ultimately impair the Commonwealth’s ability to fund services and its debt commitments. S&P also cited implementation risk with respect to the value-added tax and expressed concern that, while higher taxes could improve the budget balance, there could be potential negative economic implications. On February 19, 2015, Moody’s also downgraded its debt ratings for the Commonwealth general obligation bonds and of various public instrumentalities, citing similar concerns as S&P. On April 27, 2015, S&P cut General Obligation ratings to CCC+ from B with negative implications. The ratings firm attributed the downgrade to a reduced possibility of the Commonwealth accessing the bond markets and heightened budget pressures exacerbated by current weak economic trends and high debt levels. The portfolio of obligations of the Puerto Rico Government is mostly comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

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

At March 31, 2015, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. However, further negative evidence impacting the liquidity and sources of repayment of the “Obligations of Puerto Rico, States and political subdivisions”, could result in a charge to earnings to recognize estimated credit losses determined to be other-than-temporary. At March 31, 2015, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis.

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

	March 31, 2015		December 31, 2014
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,008,358	$2,015,810	$1,746,807	$1,736,987
FHLB	538,493	538,874	737,149	732,894
Freddie Mac	1,161,089	1,163,815	1,117,865	1,112,485

Note 10 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at March 31, 2015 and December 31, 2014.

	At March 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,865	$—	$106	$2,759	5.88%
After 1 to 5 years	13,400	—	2,296	11,104	5.97
After 5 to 10 years	20,310	—	6,400	13,910	6.12
After 10 years	63,429	3,906	7,400	59,935	2.14

Total obligations of Puerto Rico, States and political subdivisions	100,004	3,906	16,202	87,708	3.57

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	91	5	—	96	5.45

Total collateralized mortgage obligations - federal agencies	91	5	—	96	5.45

Other
After 1 to 5 years	1,500	—	—	1,500	1.16

Total other	1,500	—	—	1,500	1.16

Total investment securities held-to-maturity	$101,595	$3,911	$16,202	$89,304	3.54%

	At December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,740	$—	$8	$2,732	5.84%
After 1 to 5 years	12,830	—	764	12,066	5.95
After 5 to 10 years	21,325	—	6,003	15,322	6.09
After 10 years	64,678	3,342	5,543	62,477	2.22

Total obligations of Puerto Rico, States and political subdivisions	101,573	3,342	12,318	92,597	3.60

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	97	5	—	102	5.45

Total collateralized mortgage obligations - federal agencies	97	5	—	102	5.45

Other
Within 1 year	250	—	—	250	1.33
After 1 to 5 years	1,250	—	—	1,250	1.10

Total other	1,500	—	—	1,500	1.14

Total investment securities held-to-maturity	$103,170	$3,347	$12,318	$94,199	3.57%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$619	$6	$42,089	$16,196	$42,708	$16,202

Total investment securities held-to-maturity in an unrealized loss position	$619	$6	$42,089	$16,196	$42,708	$16,202

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$373	$2	$45,969	$12,316	$46,342	$12,318

Total investment securities held-to-maturity in an unrealized loss position	$373	$2	$45,969	$12,316	$46,342	$12,318

As indicated in Note 9 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2015 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $59 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $41 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default. In February 2014, the three principal nationally recognized rating agencies (Moody’s Investor Services, Standard and Poor’s and Fitch Ratings) downgraded the general-obligation bonds of the Commonwealth and other obligations of Puerto Rico instrumentalities to non-investment grade categories, citing concerns about financial flexibility and a reduced capacity to borrow in the financial markets. In July 2014, the Puerto Rico general obligations were further downgraded by the rating agencies, after the Commonwealth enacted a law that allowed certain Puerto Rico public corporations to restructure their debt.

On February 12, 2015, S&P further downgraded the debt rating of the Commonwealth general obligation bonds and of various public instrumentalities. S&P stated that, in their view, Puerto Rico’s current economic and financial trajectory is now more susceptible to adverse financial, economic and market conditions that could ultimately impair the Commonwealth’s ability to fund services and its debt commitments. S&P also cited implementation risk with respect to the value-added tax and expressed concern that, while higher taxes could improve the budget balance, there could be potential negative economic implications. On February 19, 2015, Moody’s also downgraded its debt ratings for the Commonwealth general obligation bonds and of various public instrumentalities, citing similar concerns as S&P. On April 27, 2015, S&P cut General Obligation ratings to CCC+ from B with negative implications. The ratings firm attributed the downgrade to a reduced possibility of the Commonwealth accessing the bond markets and heightened budget pressures exacerbated by current weak economic trends and high debt levels.

The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

Note 11 – Loans

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

The risks on loans acquired in the FDIC-assisted transaction are significantly different from the risks on loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. The FDIC loss sharing agreements expires at the end of the quarter ending June 30, 2015 for commercial (including construction) and consumer loans, and at the end of the quarter ending June 30, 2020 for single-family residential mortgage loans, as explained in Note 13.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in 2014 Annual Report.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Commercial multi-family	$565,736	$487,280
Commercial real estate non-owner occupied	2,800,673	2,526,146
Commercial real estate owner occupied	1,643,186	1,667,267
Commercial and industrial	3,643,966	3,453,574
Construction	690,728	251,820
Mortgage	7,189,227	6,502,886
Leasing	581,119	564,389
Legacy[2]	77,675	80,818
Consumer:
Credit cards	1,128,611	1,155,229
Home equity lines of credit	357,508	366,162
Personal	1,353,594	1,375,452
Auto	782,635	767,369
Other	198,272	206,059

Total loans held-in-portfolio[1]	$21,012,930	$19,404,451

[1]	Non-covered loans held-in-portfolio at March 31, 2015 are net of $97 million in unearned income and exclude $161 million in loans held-for-sale (December 31, 2014 - $94 million in unearned income and $106 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents the composition of covered loans at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Commercial real estate	$1,470,575	$1,511,472
Commercial and industrial	100,572	103,309
Construction	57,825	70,336
Mortgage	795,477	822,986
Consumer	32,103	34,559

Total covered loans held-in-portfolio	$2,456,552	$2,542,662

The following table provides a breakdown of loans held-for-sale (“LHFS”) at March 31, 2015 and December 31, 2014 by main categories.

(In thousands)	March 31, 2015	December 31, 2014
Commercial	$8,240	$309
Legacy	—	319
Mortgage	152,362	100,166
Consumer	—	5,310

Total loans held-for-sale	$160,602	$106,104

During the quarter ended March 31, 2015, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $169 million (2014 - $161 million) excluding the impact of the Doral Bank Transaction. Additionally, the Corporation did not purchase consumer and commercial loans during the quarter ended March 31, 2015 (March 31, 2014 - $92 million and $21 million, respectively). The Corporation recorded purchases amounting to $164 thousand of lease financing during the quarter ended March 31, 2015 (March 31, 2014 - $0 million).

The Corporation performed whole-loan sales involving approximately $39 million of residential mortgage loans during the quarter ended March 31, 2015 (March 31, 2014 - $43 million). Also, during the quarter ended March 31, 2015, the Corporation securitized approximately $156 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $47 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $166 million and $63 million, respectively, during the quarter ended March 31, 2014. The Corporation sold commercial and construction loans with a book value of approximately $1 million during the quarter ended March 31, 2015 (March 31, 2014 - $30 million). In addition, the Corporation sold $5 million in consumer loans during the quarter ended March 31, 2015 (March 31, 2014 - $0 million).

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at March 31, 2015 and 2014. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA, and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Accruing loans past due 90 days or more also include reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets. In addition, at December 31, 2014 accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At March 31, 2015
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans [1]	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$2,040	$—	$249	$—	$2,289	$—
Commercial real estate non-owner occupied	38,888	—	—	—	38,888	—
Commercial real estate owner occupied	91,762	—	778	—	92,540	—
Commercial and industrial	131,941	466	8,780	—	140,721	466
Construction	13,214	—	—	—	13,214	—
Mortgage[3]	320,154	428,827	8,461	—	328,615	428,827
Leasing	2,506	—	—	—	2,506	—
Legacy	—	—	2,288	—	2,288	—
Consumer:
Credit cards	—	20,570	477	—	477	20,570
Home equity lines of credit	—	195	4,653	—	4,653	195
Personal	23,843	—	1,246	—	25,089	—
Auto	11,108	—	—	—	11,108	—
Other	2,561	952	4	—	2,565	952

Total[2]	$638,017	$451,010	$26,936	$—	$664,953	$451,010

[1]	Non-covered loans of $58 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 8 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $134 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2015. Furthermore, the Corporation has approximately $69 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2014
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans [1]	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$2,199	$—	$—	$—	$2,199	$—
Commercial real estate non-owner occupied	33,452	—	—	—	33,452	—
Commercial real estate owner occupied	92,648	—	805	—	93,453	—
Commercial and industrial	129,611	494	1,510	—	131,121	494
Construction	13,812	—	—	—	13,812	—
Mortgage[3]	295,629	426,387	9,284	—	304,913	426,387
Leasing	3,102	—	—	—	3,102	—
Legacy	—	—	1,545	—	1,545	—
Consumer:
Credit cards	—	20,368	449	—	449	20,368
Home equity lines of credit	—	21	4,090	—	4,090	21
Personal	25,678	10	1,410	—	27,088	10
Auto	11,387	—	—	—	11,387	—
Other	3,865	682	7	—	3,872	682

Total[2]	$611,383	$447,962	$19,100	$—	$630,483	$447,962

[1]	Non-covered loans by $59 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 19 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $125 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2014. Furthermore, the Corporation has approximately $66 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following tables present loans by past due status at March 31, 2015 and December 31, 2014 for non-covered loans held-in-portfolio (net of unearned income).

March 31, 2015
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$—	$—	$2,040	$2,040	$87,493	$89,533
Commercial real estate non-owner occupied	44,939	2,193	39,002	86,134	2,056,220	2,142,354
Commercial real estate owner occupied	11,716	2,765	91,762	106,243	1,323,446	1,429,689
Commercial and industrial	15,412	1,651	132,407	149,470	2,590,463	2,739,933
Construction	608	—	13,214	13,822	84,884	98,706
Mortgage	334,537	167,235	807,018	1,308,790	4,862,457	6,171,247
Leasing	7,570	1,518	2,506	11,594	569,525	581,119
Consumer:
Credit cards	12,504	9,359	20,570	42,433	1,072,071	1,114,504
Home equity lines of credit	—	—	195	195	11,968	12,163
Personal	13,132	6,974	24,083	44,189	1,200,892	1,245,081
Auto	31,933	7,325	11,108	50,366	732,182	782,548
Other	678	300	3,520	4,498	193,412	197,910

Total	$473,029	$199,320	$1,147,425	$1,819,774	$14,785,013	$16,604,787

March 31, 2015
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$204	$—	$249	$453	$475,750	$476,203
Commercial real estate non-owner occupied	50	—	—	50	658,269	658,319
Commercial real estate owner occupied	3,599	—	778	4,377	209,120	213,497
Commercial and industrial	1,276	236	8,780	10,292	893,741	904,033
Construction	671	—	—	671	591,351	592,022
Mortgage	27,211	5,043	8,461	40,715	977,265	1,017,980
Legacy	3,713	594	2,288	6,595	71,080	77,675
Consumer:
Credit cards	267	119	477	863	13,244	14,107
Home equity lines of credit	3,858	1,081	4,653	9,592	335,753	345,345
Personal	2,008	659	1,246	3,913	104,600	108,513
Auto	—	—	—	—	87	87
Other	—	—	4	4	358	362

Total	$42,857	$7,732	$26,936	$77,525	$4,330,618	$4,408,143

March 31, 2015
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.
Commercial multi-family	$204	$—	$2,289	$2,493	$563,243	$565,736
Commercial real estate non-owner occupied	44,989	2,193	39,002	86,184	2,714,489	2,800,673
Commercial real estate owner occupied	15,315	2,765	92,540	110,620	1,532,566	1,643,186
Commercial and industrial	16,688	1,887	141,187	159,762	3,484,204	3,643,966
Construction	1,279	—	13,214	14,493	676,235	690,728
Mortgage	361,748	172,278	815,479	1,349,505	5,839,722	7,189,227
Leasing	7,570	1,518	2,506	11,594	569,525	581,119
Legacy	3,713	594	2,288	6,595	71,080	77,675
Consumer:
Credit cards	12,771	9,478	21,047	43,296	1,085,315	1,128,611
Home equity lines of credit	3,858	1,081	4,848	9,787	347,721	357,508
Personal	15,140	7,633	25,329	48,102	1,305,492	1,353,594
Auto	31,933	7,325	11,108	50,366	732,269	782,635
Other	678	300	3,524	4,502	193,770	198,272

Total	$515,886	$207,052	$1,174,361	$1,897,299	$19,115,631	$21,012,930

December 31, 2014
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$221	$69	$2,199	$2,489	$77,588	$80,077
Commercial real estate non-owner occupied	9,828	121	33,452	43,401	1,970,178	2,013,579
Commercial real estate owner occupied	8,954	7,709	92,648	109,311	1,364,051	1,473,362
Commercial and industrial	18,498	5,269	130,105	153,872	2,653,913	2,807,785
Construction	2,497	—	13,812	16,309	143,075	159,384
Mortgage	304,319	167,219	780,678	1,252,216	4,198,285	5,450,501
Leasing	6,779	1,246	3,102	11,127	553,262	564,389
Consumer:
Credit cards	13,715	9,290	20,368	43,373	1,096,791	1,140,164
Home equity lines of credit	137	159	21	317	13,083	13,400
Personal	13,479	6,646	25,688	45,813	1,216,720	1,262,533
Auto	34,238	8,397	11,387	54,022	713,274	767,296
Other	1,009	209	4,547	5,765	199,879	205,644

Total	$413,674	$206,334	$1,118,007	$1,738,015	$14,200,099	$15,938,114

December 31, 2014
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$87	$376	$—	$463	$406,740	$407,203
Commercial real estate non-owner occupied	1,478	—	—	1,478	511,089	512,567
Commercial real estate owner occupied	45	3,631	805	4,481	189,424	193,905
Commercial and industrial	1,133	123	1,510	2,766	643,023	645,789
Construction	810	—	—	810	91,626	92,436
Mortgage	29,582	8,646	9,284	47,512	1,004,873	1,052,385
Legacy	929	1,931	1,545	4,405	76,413	80,818
Consumer:
Credit cards	314	246	449	1,009	14,056	15,065
Home equity lines of credit	5,036	1,025	4,090	10,151	342,611	352,762
Personal	2,476	893	1,410	4,779	108,140	112,919
Auto	—	—	—	—	73	73
Other	10	4	7	21	394	415

Total	$41,900	$16,875	$19,100	$77,875	$3,388,462	$3,466,337

December 31, 2014
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.
Commercial multi-family	$308	$445	$2,199	$2,952	$484,328	$487,280
Commercial real estate non-owner occupied	11,306	121	33,452	44,879	2,481,267	2,526,146
Commercial real estate owner occupied	8,999	11,340	93,453	113,792	1,553,475	1,667,267
Commercial and industrial	19,631	5,392	131,615	156,638	3,296,936	3,453,574
Construction	3,307	—	13,812	17,119	234,701	251,820
Mortgage	333,901	175,865	789,962	1,299,728	5,203,158	6,502,886
Leasing	6,779	1,246	3,102	11,127	553,262	564,389
Legacy	929	1,931	1,545	4,405	76,413	80,818
Consumer:
Credit cards	14,029	9,536	20,817	44,382	1,110,847	1,155,229
Home equity lines of credit	5,173	1,184	4,111	10,468	355,694	366,162
Personal	15,955	7,539	27,098	50,592	1,324,860	1,375,452
Auto	34,238	8,397	11,387	54,022	713,347	767,369
Other	1,019	213	4,554	5,786	200,273	206,059

Total	$455,574	$223,209	$1,137,107	$1,815,890	$17,588,561	$19,404,451

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at March 31, 2015 and December 31, 2014 by main categories.

(In thousands)	March 31, 2015	December 31, 2014
Commercial	$8,179	$309
Mortgage	225	14,041
Consumer	—	4,549

Total	$8,404	$18,899

The following table presents loans acquired as part of the Doral transaction accounted for pursuant to ASC Subtopic 310-30 at the February 27, 2015 acquisition date.

(In thousands)
Contractually-required principal and interest	$233,987
Non-accretable difference	43,904

Cash flows expected to be collected	190,083
Accretable yield	46,150

Fair value of loans accounted for under ASC Subtopic 310-30	$143,933

The following table presents acquired loans accounted for under ASC subtopic 310-20 as of the February 27, 2015 acquisition date:

(In thousands)
Fair value of loans accounted under ASC Subtopic 310-20	$1,521,524

Gross contractual amounts receivable (principal and interest)	$2,014,755

Estimate of contractual cash flows not expected to be collected	$39,348

The outstanding principal balance of non-covered loans accounted pursuant to ASC Subtopic 310-30, amounted to $413 million at March 31, 2015 (December 31, 2014 - $243 million). At March 31, 2015, none of the acquired non-covered loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the non-covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2015 and 2014 were as follows:

Activity in the accretable yield - Non-covered loans ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2015 [1]	March 31, 2014
Beginning balance	$116,304	$49,398
Additions	50,662	7,084
Accretion	(3,223)	(2,374)
Change in expected cash flows	(5,319)	13,177

Ending balance	$158,424	$67,285

[1]	Includes loans acquired in the Doral Bank transaction.

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2015 [1]	March 31, 2014
Beginning balance	$212,763	$173,659
Additions	157,091	20,042
Accretion	3,223	2,374
Collections and charge-offs	(9,980)	(5,859)

Ending balance	$363,097	$190,216
Allowance for loan losses ASC 310-30 non-covered loans	(16,092)	(15,078)

Ending balance, net of allowance for loan losses	$347,005	$175,138

[1]	Includes loans acquired in the Doral Bank transaction.

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$7,375	$—	$8,810	$—
Commercial and industrial	4,179	—	1,142	—
Construction	2,627	—	2,770	—
Mortgage	5,075	25	4,376	28
Consumer	398	—	735	—

Total[1]	$19,654	$25	$17,833	$28

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at March 31, 2015 and December 31, 2014 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2015
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$48,825	$3,666	$255,571	$308,062	$1,162,513	$1,470,575
Commercial and industrial	515	211	9,045	9,771	90,801	100,572
Construction	—	2,420	46,517	48,937	8,888	57,825
Mortgage	41,509	24,033	131,139	196,681	598,796	795,477
Consumer	1,720	1,058	2,039	4,817	27,286	32,103

Total covered loans	$92,569	$31,388	$444,311	$568,268	$1,888,284	$2,456,552

December 31, 2014
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$98,559	$12,597	$291,010	$402,166	$1,109,306	$1,511,472
Commercial and industrial	512	7	7,756	8,275	95,034	103,309
Construction	—	384	58,665	59,049	11,287	70,336
Mortgage	45,764	23,531	143,140	212,435	610,551	822,986
Consumer	1,884	747	2,532	5,163	29,396	34,559

Total covered loans	$146,719	$37,266	$503,103	$687,088	$1,855,574	$2,542,662

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	March 31, 2015			December 31, 2014
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,367,926	$80,924	$1,448,850	$1,392,482	$90,202	$1,482,684
Commercial and industrial	54,709	1,788	56,497	57,059	2,197	59,256
Construction	24,252	28,574	52,826	32,836	32,409	65,245
Mortgage	740,653	42,795	783,448	764,148	45,829	809,977
Consumer	24,241	1,234	25,475	25,617	1,393	27,010

Carrying amount	2,211,781	155,315	2,367,096	2,272,142	172,030	2,444,172
Allowance for loan losses	(49,750)	(18,636)	(68,386)	(52,798)	(26,048)	(78,846)

Carrying amount, net of allowance	$2,162,031	$136,679	$2,298,710	$2,219,344	$145,982	$2,365,326

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.9 billion at March 31, 2015 (December 31, 2014 - $3.1 billion). At March 31, 2015, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2015 and 2014, were as follows:

	Activity in the accretable yield
	Covered loans ASC 310-30
	For the quarters ended
	March 31, 2015			March 31, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,265,752	$5,585	$1,271,337	$1,297,725	$11,480	$1,309,205
Accretion	(53,776)	(1,921)	(55,697)	(72,552)	(6,566)	(79,118)
Change in expected cash flows	42,273	1,035	43,308	(12,467)	592	(11,875)

Ending balance	$1,254,249	$4,699	$1,258,948	$1,212,706	$5,506	$1,218,212

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	March 31, 2015 [1]			March 31, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,272,142	$172,030	$2,444,172	$2,509,075	$318,872	$2,827,947
Accretion	53,776	1,921	55,697	72,552	6,566	79,118
Collections and charge-offs	(114,137)	(18,636)	(132,773)	(112,174)	(61,769)	(173,943)

Ending balance	$2,211,781	$155,315	$2,367,096	$2,469,453	$263,669	$2,733,122
Allowance for loan losses ASC 310-30 covered loans	(49,750)	(18,636)	(68,386)	(56,953)	(33,418)	(90,371)

Ending balance, net of ALLL	$2,162,031	$136,679	$2,298,710	$2,412,500	$230,251	$2,642,751

[1]	Includes $64 million of non-covered loans accounted for pursuant to ASC 310-30.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.1 billion at March 31, 2015 (December 31, 2014 - $0.1 billion).

Note 12 – Allowance for loan losses

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

For the period ended March 31, 2015, 59% (March 31, 2014 - 34%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage, leasing, credit cards, personal loans and revolving loan portfolio for 2015, and in the commercial multi-family, mortgage, personal and auto loan portfolios for 2014.

For the period ended March 31, 2015, 13% (March 31, 2014 - 23%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the consumer loan portfolios for 2015 and in the commercial multi-family, commercial and industrial, construction and legacy loan portfolios for 2014.

•	Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis is used to select these indicators and quantify the effect on the general reserve of the allowance for loan losses.

The following tables present the changes in the allowance for loan losses for the quarters ended March 31, 2015 and 2014.

For the quarter ended March 31, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$201,589	$5,483	$120,860	$7,131	$154,072	$489,135
Provision (reversal of provision)	(1,321)	(6,813)	16,192	846	23,009	31,913
Charge-offs	(9,572)	—	(10,973)	(1,237)	(29,699)	(51,481)
Recoveries	4,770	2,925	500	468	6,046	14,709

Ending balance	$195,466	$1,595	$126,579	$7,208	$153,428	$484,276

For the quarter ended March 31, 2015
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$30,871	$7,202	$40,948	$—	$3,052	$82,073
Provision (reversal of provision)	1,995	6,276	2,802	—	(749)	10,324
Charge-offs	(14,239)	(9,046)	(3,386)	—	—	(26,671)
Recoveries	2,640	3,275	105	—	727	6,747

Ending balance	$21,267	$7,707	$40,469	$—	$3,030	$72,473

For the quarter ended March 31, 2015
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584
Provision (reversal of provision)	299	662	(6,127)	(1,810)	4,774	(2,202)
Charge-offs	(450)	—	(221)	(474)	(2,518)	(3,663)
Recoveries	929	—	67	2,302	1,251	4,549
Net recoveries (write-down)	—	—	6,081	—	(3,401)	2,680

Ending balance	$10,426	$1,849	$2,262	$2,962	$14,449	$31,948

For the quarter ended March 31, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792
Provision (reversal of provision)	973	125	12,867	(1,810)	846	27,034	40,035
Charge-offs	(24,261)	(9,046)	(14,580)	(474)	(1,237)	(32,217)	(81,815)
Recoveries	8,339	6,200	672	2,302	468	8,024	26,005
Net recoveries (write-down)	—	—	6,081	—	—	(3,401)	2,680

Ending balance	$227,159	$11,151	$169,310	$2,962	$7,208	$170,907	$588,697

For the quarter ended March 31, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$128,150	$5,095	$130,330	$10,622	$152,578	$426,775
Provision (reversal of provision)	11,157	(1,394)	15,982	517	27,653	53,915
Charge-offs	(22,117)	(416)	(8,726)	(967)	(29,196)	(61,422)
Recoveries	6,944	1,794	210	311	6,213	15,472

Ending balance	$124,134	$5,079	$137,796	$10,483	$157,248	$434,740

For the quarter ended March 31, 2014
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,198	$19,491	$36,006	$—	$4,397	$102,092
Provision (reversal of provision)	4,039	17,567	4,498	—	(390)	25,714
Charge-offs	(7,968)	(22,981)	(1,656)	—	295	(32,310)
Recoveries	320	1,889	—	—	68	2,277

Ending balance	$38,589	$15,966	$38,848	$—	$4,370	$97,773

For the quarter ended March 31, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$24,930	$214	$26,599	$11,335	$19,205	$82,283
Allowance transferred from discontinued operations	7,984	—	—	—	—	7,984
Provision (reversal of provision)	578	(194)	(562)	(3,672)	4,057	207
Charge-offs	(4,991)	—	(1,538)	(2,984)	(5,076)	(14,589)
Recoveries	3,004	176	668	7,193	707	11,748

Ending balance	$31,505	$196	$25,167	$11,872	$18,893	$87,633

For the quarter ended March 31, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,902	$33	$—	$2,369	$5,101	$29,405
Allowance transferred to continuing operations	(7,984)	—	—	—	—	(7,984)
Provision (reversal of provision)	(2,831)	(226)	—	(1,812)	(1,895)	(6,764)
Charge-offs	(2,995)	—	—	(557)	(900)	(4,452)
Recoveries	8,283	220	—	1,400	94	9,997

Ending balance	$16,375	$27	$—	$1,400	$2,400	$20,202

For the quarter ended March 31, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555
Provision (reversal of provision)	12,943	15,753	19,918	(5,484)	517	29,425	73,072
Charge-offs	(38,071)	(23,397)	(11,920)	(3,541)	(967)	(34,877)	(112,773)
Recoveries	18,551	4,079	878	8,593	311	7,082	39,494

Ending balance	$210,603	$21,268	$201,811	$13,272	$10,483	$182,911	$640,348

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended
(In thousands)	March 31, 2015	March 31, 2014
Balance at beginning of period	$78,846	$93,915
Provision for loan losses	8,601	24,555
Net charge-offs	(19,061)	(28,099)

Balance at end of period	$68,386	$90,371

The following tables present information at March 31, 2015 and December 31, 2014 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At March 31, 2015
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$69,946	$158	$42,229	$687	$25,223	$138,243
General ALLL non-covered loans	125,520	1,437	84,350	6,521	128,205	346,033

ALLL - non-covered loans	195,466	1,595	126,579	7,208	153,428	484,276

Specific ALLL covered loans	1,473	—	—	—	—	1,473
General ALLL covered loans	19,794	7,707	40,469	—	3,030	71,000

ALLL - covered loans	21,267	7,707	40,469	—	3,030	72,473

Total ALLL	$216,733	$9,302	$167,048	$7,208	$156,458	$556,749

Loans held-in-portfolio:
Impaired non-covered loans	$417,377	$9,838	$445,506	$2,924	$114,416	$990,061
Non-covered loans held-in-portfolio excluding impaired loans	5,984,132	88,868	5,725,741	578,195	3,237,790	15,614,726

Non-covered loans held-in-portfolio	6,401,509	98,706	6,171,247	581,119	3,352,206	16,604,787

Impaired covered loans	8,394	2,336	—	—	—	10,730
Covered loans held-in-portfolio excluding impaired loans	1,562,753	55,489	795,477	—	32,103	2,445,822

Covered loans held-in-portfolio	1,571,147	57,825	795,477	—	32,103	2,456,552

Total loans held-in-portfolio	$7,972,656	$156,531	$6,966,724	$581,119	$3,384,309	$19,061,339

At March 31, 2015
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$341	$—	$381	$722
General ALLL	10,426	1,849	1,921	2,962	14,068	31,226

Total ALLL	$10,426	$1,849	$2,262	$2,962	$14,449	$31,948

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,106	$—	$2,048	$7,154
Loans held-in-portfolio, excluding impaired loans	2,252,052	592,022	1,012,874	77,675	466,366	4,400,989

Total loans held-in-portfolio	$2,252,052	$592,022	$1,017,980	$77,675	$468,414	$4,408,143

At March 31, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$69,946	$158	$42,570	$—	$687	$25,604	$138,965
General ALLL non-covered loans	135,946	3,286	86,271	2,962	6,521	142,273	377,259

ALLL - non-covered loans	205,892	3,444	128,841	2,962	7,208	167,877	516,224

Specific ALLL covered loans	1,473	—	—	—	—	—	1,473
General ALLL covered loans	19,794	7,707	40,469	—	—	3,030	71,000

ALLL - covered loans	21,267	7,707	40,469	—	—	3,030	72,473

Total ALLL	$227,159	$11,151	$169,310	$2,962	$7,208	$170,907	$588,697

Loans held-in-portfolio:
Impaired non-covered loans	$417,377	$9,838	$450,612	$—	$2,924	$116,464	$997,215
Non-covered loans held-in-portfolio excluding impaired loans	8,236,184	680,890	6,738,615	77,675	578,195	3,704,156	20,015,715

Non-covered loans held-in-portfolio	8,653,561	690,728	7,189,227	77,675	581,119	3,820,620	21,012,930

Impaired covered loans	8,394	2,336	—	—	—	—	10,730
Covered loans held-in-portfolio excluding impaired loans	1,562,753	55,489	795,477	—	—	32,103	2,445,822

Covered loans held-in-portfolio	1,571,147	57,825	795,477	—	—	32,103	2,456,552

Total loans held-in-portfolio	$10,224,708	$748,553	$7,984,704	$77,675	$581,119	$3,852,723	$23,469,482

At December 31, 2014
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,736	$363	$45,838	$770	$27,796	$139,503
General ALLL non-covered loans	136,853	5,120	75,022	6,361	126,276	349,632

ALLL - non-covered loans	201,589	5,483	120,860	7,131	154,072	489,135

Specific ALLL covered loans	5	—	—	—	—	5
General ALLL covered loans	30,866	7,202	40,948	—	3,052	82,068

ALLL - covered loans	30,871	7,202	40,948	—	3,052	82,073

Total ALLL	$232,460	$12,685	$161,808	$7,131	$157,124	$571,208

Loans held-in-portfolio:
Impaired non-covered loans	$356,911	$13,268	$431,569	$3,023	$115,759	$920,530
Non-covered loans held-in-portfolio excluding impaired loans	6,017,892	146,116	5,018,932	561,366	3,273,278	15,017,584

Non-covered loans held-in-portfolio	6,374,803	159,384	5,450,501	564,389	3,389,037	15,938,114

Impaired covered loans	4,487	2,419	—	—	—	6,906
Covered loans held-in-portfolio excluding impaired loans	1,610,294	67,917	822,986	—	34,559	2,535,756

Covered loans held-in-portfolio	1,614,781	70,336	822,986	—	34,559	2,542,662

Total loans held-in-portfolio	$7,989,584	$229,720	$6,273,487	$564,389	$3,423,596	$18,480,776

At December 31, 2014
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$273	$—	$365	$638
General ALLL	9,648	1,187	2,189	2,944	13,978	29,946

Total ALLL	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584

Loans held-in-portfolio:
Impaired loans	$250	$—	$4,255	$—	$1,973	$6,478
Loans held-in-portfolio, excluding impaired loans	1,759,214	92,436	1,048,130	80,818	479,261	3,459,859

Total loans held-in-portfolio	$1,759,464	$92,436	$1,052,385	$80,818	$481,234	$3,466,337

At December 31, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,736	$363	$46,111	$—	$770	$28,161	$140,141
General ALLL non-covered loans	146,501	6,307	77,211	2,944	6,361	140,254	379,578

ALLL - non-covered loans	211,237	6,670	123,322	2,944	7,131	168,415	519,719

Specific ALLL covered loans	5	—	—	—	—	—	5
General ALLL covered loans	30,866	7,202	40,948	—	—	3,052	82,068

ALLL - covered loans	30,871	7,202	40,948	—	—	3,052	82,073

Total ALLL	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792

Loans held-in-portfolio:
Impaired non-covered loans	$357,161	$13,268	$435,824	$—	$3,023	$117,732	$927,008
Non-covered loans held-in-portfolio excluding impaired loans	7,777,106	238,552	6,067,062	80,818	561,366	3,752,539	18,477,443

Non-covered loans held-in-portfolio	8,134,267	251,820	6,502,886	80,818	564,389	3,870,271	19,404,451

Impaired covered loans	4,487	2,419	—	—	—	—	6,906
Covered loans held-in-portfolio excluding impaired loans	1,610,294	67,917	822,986	—	—	34,559	2,535,756

Covered loans held-in-portfolio	1,614,781	70,336	822,986	—	—	34,559	2,542,662

Total loans held-in-portfolio	$9,749,048	$322,156	$7,325,872	$80,818	$564,389	$3,904,830	$21,947,113

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2015 and December 31, 2014.

March 31, 2015
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$551	$551	$18	$—	$—	$551	$551	$18
Commercial real estate non-owner occupied	109,064	109,727	18,309	10,229	10,229	119,293	119,956	18,309
Commercial real estate owner occupied	109,604	127,531	11,902	17,274	20,884	126,878	148,415	11,902
Commercial and industrial	151,667	153,758	39,717	18,988	27,760	170,655	181,518	39,717
Construction	2,763	8,513	158	7,075	20,092	9,838	28,605	158
Mortgage	404,802	438,401	42,229	40,704	45,074	445,506	483,475	42,229
Leasing	2,924	2,924	687	—	—	2,924	2,924	687
Consumer:
Credit cards	41,197	41,197	7,756	—	—	41,197	41,197	7,756
Personal	70,657	70,657	17,054	—	—	70,657	70,657	17,054
Auto	2,036	2,036	314	—	—	2,036	2,036	314
Other	526	526	99	—	—	526	526	99
Covered loans	5,663	5,663	1,473	5,067	10,231	10,730	15,894	1,473

Total Puerto Rico	$901,454	$961,484	$139,716	$99,337	$134,270	$1,000,791	$1,095,754	$139,716

March 31, 2015
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$3,628	$4,202	$341	$1,478	$2,245	$5,106	$6,447	$341
Consumer:
HELOCs	847	863	229	790	790	1,637	1,653	229
Personal	327	327	152	84	84	411	411	152

Total U.S. mainland	$4,802	$5,392	$722	$2,352	$3,119	$7,154	$8,511	$722

March 31, 2015
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$551	$551	$18	$—	$—	$551	$551	$18
Commercial real estate non-owner occupied	109,064	109,727	18,309	10,229	10,229	119,293	119,956	18,309
Commercial real estate owner occupied	109,604	127,531	11,902	17,274	20,884	126,878	148,415	11,902
Commercial and industrial	151,667	153,758	39,717	18,988	27,760	170,655	181,518	39,717
Construction	2,763	8,513	158	7,075	20,092	9,838	28,605	158
Mortgage	408,430	442,603	42,570	42,182	47,319	450,612	489,922	42,570
Leasing	2,924	2,924	687	—	—	2,924	2,924	687
Consumer:
Credit cards	41,197	41,197	7,756	—	—	41,197	41,197	7,756
HELOCs	847	863	229	790	790	1,637	1,653	229
Personal	70,984	70,984	17,206	84	84	71,068	71,068	17,206
Auto	2,036	2,036	314	—	—	2,036	2,036	314
Other	526	526	99	—	—	526	526	99
Covered loans	5,663	5,663	1,473	5,067	10,231	10,730	15,894	1,473

Total Popular, Inc.	$906,256	$966,876	$140,438	$101,689	$137,389	$1,007,945	$1,104,265	$140,438

December 31, 2014
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$50,324	$53,154	$5,182	$7,929	$7,929	$58,253	$61,083	$5,182
Commercial real estate owner occupied	114,163	127,855	16,770	14,897	16,110	129,060	143,965	16,770
Commercial and industrial	145,633	148,204	42,784	23,965	31,722	169,598	179,926	42,784
Construction	2,575	7,980	363	10,693	28,994	13,268	36,974	363
Mortgage	395,911	426,502	45,838	35,658	39,248	431,569	465,750	45,838
Leasing	3,023	3,023	770	—	—	3,023	3,023	770
Consumer:
Credit cards	41,477	41,477	8,023	—	—	41,477	41,477	8,023
Personal	71,825	71,825	19,410	—	—	71,825	71,825	19,410
Auto	1,932	1,932	262	—	—	1,932	1,932	262
Other	525	525	101	—	—	525	525	101
Covered loans	2,419	7,500	5	4,487	4,487	6,906	11,987	5

Total Puerto Rico	$829,807	$889,977	$139,508	$97,629	$128,490	$927,436	$1,018,467	$139,508

December 31, 2014
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial and industrial	$—	$—	$—	$250	$250	$250	$250	$—
Mortgage	3,049	3,443	273	1,206	2,306	4,255	5,749	273
Consumer:
HELOCs	1,095	1,095	362	791	791	1,886	1,886	362
Other	3	3	3	84	—	87	3	3

Total U.S. mainland	$4,147	$4,541	$638	$2,331	$3,347	$6,478	$7,888	$638

December 31, 2014
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$50,324	$53,154	$5,182	$7,929	$7,929	$58,253	$61,083	$5,182
Commercial real estate owner occupied	114,163	127,855	16,770	14,897	16,110	129,060	143,965	16,770
Commercial and industrial	145,633	148,204	42,784	24,215	31,972	169,848	180,176	42,784
Construction	2,575	7,980	363	10,693	28,994	13,268	36,974	363
Mortgage	398,960	429,945	46,111	36,864	41,554	435,824	471,499	46,111
Leasing	3,023	3,023	770	—	—	3,023	3,023	770
Consumer:
Credit cards	41,477	41,477	8,023	—	—	41,477	41,477	8,023
HELOCs	1,095	1,095	362	791	791	1,886	1,886	362
Personal	71,825	71,825	19,410	—	—	71,825	71,825	19,410
Auto	1,932	1,932	262	—	—	1,932	1,932	262
Other	528	528	104	84	—	612	528	104
Covered loans	2,419	7,500	5	4,487	4,487	6,906	11,987	5

Total Popular, Inc.	$833,954	$894,518	$140,146	$99,960	$131,837	$933,914	$1,026,355	$140,146

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2015 and 2014.

For the quarter ended March 31, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$276	$—	$—	$—	$276	$—
Commercial real estate non-owner occupied	88,773	1,140	—	—	88,773	1,140
Commercial real estate owner occupied	127,969	2,166	—	—	127,969	2,166
Commercial and industrial	170,127	4,432	125	—	170,252	4,432
Construction	11,553	—	—	—	11,553	—
Mortgage	438,538	4,453	4,681	13	443,219	4,466
Leasing	2,974	—	—	—	2,974	—
Consumer:
Credit cards	41,337	—	—	—	41,337	—
Helocs	—	—	1,762	—	1,762	—
Personal	71,241	—	206	—	71,447	—
Auto	1,984	—	—	—	1,984	—
Other	526	—	44	—	570	—
Covered loans	8,818	35	—	—	8,818	35

Total Popular, Inc.	$964,116	$12,226	$6,818	$13	$970,934	$12,239

For the quarter ended March 31, 2014
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$3,194	$8	$5,662	$—	$8,856	$8
Commercial real estate non-owner occupied	71,167	483	20,247	—	91,414	483
Commercial real estate owner occupied	98,389	608	13,673	—	112,062	608
Commercial and industrial	102,206	742	1,709	—	103,915	742
Construction	19,417	—	2,832	—	22,249	—
Mortgage	402,700	5,183	52,593	507	455,293	5,690
Legacy	—	—	4,878	—	4,878	—
Leasing	2,674	—	—	—	2,674	—
Consumer:
Credit cards	44,458	—	—	—	44,458	—
Helocs	—	—	1,325	—	1,325	—
Personal	77,032	—	—	—	77,032	—
Auto	1,441	—	88	—	1,529	—
Other	887	—	1,041	—	1,928	—
Covered loans	13,243	140	—	—	13,243	140

Total Popular, Inc.	$836,808	$7,164	$104,048	$507	$940,856	$7,671

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.2 billion at March 31, 2015 (December 31, 2014 - $ 1.1 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $4 million related to the commercial loan portfolio and $1 million related to the construction loan portfolio at March 31, 2015 (December 31, 2014 - $5 million and $1 million, respectively).

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

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at March 31, 2015 and December 31, 2014.

	Popular, Inc.
	Non-Covered Loans
	March 31, 2015			December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$169,883	$153,122	$323,005	$153,380	$150,069	$303,449
Construction	309	4,919	5,228	453	5,488	5,941
Mortgage	578,709	122,674	701,383	556,346	116,465	672,811
Leases	2,125	799	2,924	775	2,248	3,023
Consumer	106,574	14,610	121,184	107,530	14,848	122,378

Total	$857,600	$296,124	$1,153,724	$818,484	$289,118	$1,107,602

	Popular, Inc.
	Covered Loans
	March 31, 2015			December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$2,632	$2,877	$5,509	$1,689	$3,257	$4,946
Construction	—	2,336	2,336	—	2,419	2,419
Mortgage	4,174	5,195	9,369	3,629	3,990	7,619
Consumer	15	6	21	26	5	31

Total	$6,821	$10,414	$17,235	$5,344	$9,671	$15,015

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2015 and 2014.

Puerto Rico
For the quarter ended March 31, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	2	—	—
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	2	3	—	—
Commercial and industrial	5	5	—	—
Construction	1	—	—	—
Mortgage	13	19	98	15
Leasing	—	1	12	—
Consumer:
Credit cards	228	—	—	187
Personal	228	14	—	—
Auto	—	2	2	—
Other	11	—	—	—

Total	490	47	112	202

U.S. mainland
For the quarter ended March 31, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	1	8	—
Consumer:
HELOCs	—	—	—	1

Total	—	1	8	1

Popular, Inc.
For the quarter ended March 31, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	2	—	—
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	2	3	—	—
Commercial and industrial	5	5	—	—
Construction	1	—	—	—
Mortgage	13	20	106	15
Leasing	—	1	12	—
Consumer:
Credit cards	228	—	—	187
HELOCs	—	—	—	1
Personal	228	14	—	—
Auto	—	2	2	—
Other	11	—	—	—

Total	490	48	120	203

Puerto Rico
For the quarter ended March 31, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	9	2	—	—
Commercial and industrial	9	—	—	—
Construction	—	3	—	—
Mortgage	13	14	80	24
Leasing	—	4	6	—
Consumer:
Credit cards	274	—	—	155
Personal	216	17	—	1
Auto	—	2	—	—
Other	18	—	—	1

Total	541	43	86	181

U.S. mainland
For the quarter ended March 31, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	6	—

Total	—	—	6	—

Popular, Inc.
For the quarter ended March 31, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	9	2	—	—
Commercial and industrial	9	—	—	—
Construction	—	3	—	—
Mortgage	13	14	86	24
Leasing	—	4	6	—
Consumer:
Credit cards	274	—	—	155
Personal	216	17	—	1
Auto	—	2	—	—
Other	18	—	—	1

Total	541	43	92	181

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2015 and 2014.

Puerto Rico
For the quarter ended March 31, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	3	18,000	17,998	2,986
Commercial real estate owner occupied	5	4,759	4,552	171
Commercial and industrial	10	5,534	5,889	224
Construction	1	268	259	(166)
Mortgage	145	15,902	16,766	1,339
Leasing	13	323	325	73
Consumer:
Credit cards	415	3,617	4,066	629
Personal	242	4,502	4,500	967
Auto	4	—	51	8
Other	11	29	29	5

Total	851	$53,485	$54,986	$6,238

U.S. Mainland
For the quarter ended March 31, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	9	$468	$1,465	$82
Consumer:
HELOCs	1	—	92	9

Total	10	$468	$1,557	$91

Popular, Inc.
For the quarter ended March 31, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	3	18,000	17,998	2,986
Commercial real estate owner occupied	5	4,759	4,552	171
Commercial and industrial	10	5,534	5,889	224
Construction	1	268	259	(166)
Mortgage	154	16,370	18,231	1,421
Leasing	13	323	325	73
Consumer:
Credit cards	415	3,617	4,066	629
HELOCs	1	—	92	9
Personal	242	4,502	4,500	967
Auto	4	—	51	8
Other	11	29	29	5

Total	861	$53,953	$56,543	$6,329

Puerto Rico
For the quarter ended March 31, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,376	$1,454	$(63)
Commercial real estate owner occupied	11	1,629	1,617	(26)
Commercial and industrial	9	773	770	9
Construction	3	11,358	11,358	(570)
Mortgage	131	19,386	20,525	1,138
Leasing	10	206	207	63
Consumer:
Credit cards	429	3,583	4,091	627
Personal	234	4,075	4,074	912
Auto	2	32	33	1
Other	19	37	37	6

Total	851	$42,455	$44,166	$2,097

U.S. Mainland
For the quarter ended March 31, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	6	$925	$1,064	$(5)

Total	6	$925	$1,064	$(5)

Popular, Inc.
For the quarter ended March 31, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,376	$1,454	$(63)
Commercial real estate owner occupied	11	1,629	1,617	(26)
Commercial and industrial	9	773	770	9
Construction	3	11,358	11,358	(570)
Mortgage	137	20,311	21,589	1,133
Leasing	10	206	207	63
Consumer:
Credit cards	429	3,583	4,091	627
Personal	234	4,075	4,074	912
Auto	2	32	33	1
Other	19	37	37	6

Total	857	$43,380	$45,230	$2,092

During the quarters ended March 31, 2015 and 2014, one loan with an aggregate unpaid principal balance of $883 thousand and one loan of $1.0 million, respectively, were restructured into multiple notes (“Note A / B split”). The Corporation recorded $173 thousand charge-offs as part of those loan restructurings during the quarter ended March 31, 2015 (March 31, 2014 - $0 million). The restructuring of those loans was made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on those commercial TDRs amounted to approximately $707 thousand at March 31, 2015 (March 31, 2014 - $1.1 million) with a related allowance for loan losses amounting to approximately $62 thousand (March 31, 2014 - $0 million).

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at March 31, 2015 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
Defaulted during the quarter ended March 31, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	1	$291
Commercial and industrial	1	90
Construction	2	1,192
Mortgage	22	1,695
Consumer:
Credit cards	153	1,792
Personal	22	178
Auto	5	96
Other	2	2

Total [1]	208	$5,336

[1]	Excludes loans for which the Corporation has entered into liquidation agreements with borrowers and guarantors and is accepting payments which differ from the contractual payment schedule. The Corporation considers these as defaulted loans and does not intent to return them to accrual status.

For U.S. mainland for the quarter ended March 31, 2015 there were no TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

Popular, Inc.
Defaulted during the quarter ended March 31, 2015
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	1	$291
Commercial and industrial	1	90
Construction	2	1,192
Mortgage	22	1,695
Consumer:
Credit cards	153	1,792
Personal	22	178
Auto	5	96
Other	2	2

Total	208	$5,336

Puerto Rico
Defaulted during the quarter ended March 31, 2014
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$30
Commercial real estate owner occupied	2	333
Commercial and industrial	3	171
Mortgage	19	4,445
Leasing	2	64
Consumer:
Credit cards	178	1,642
Personal	37	443
Auto	5	118
Other	2	4

Total [1]	249	$7,250

[1]	Exclude loans for which the Corporation has entered into liquidation agreements with borrowers and guarantors and is accepting payments which differ from the contractual payment schedule. The Corporation considers these as defaulted loans and does not intent to return them to accrual status.

U.S. mainland
Defaulted during the quarter ended March 31, 2014
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$907

Total	1	$907

Popular, Inc.
Defaulted during the quarter ended March 31, 2014
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$937
Commercial real estate owner occupied	2	333
Commercial and industrial	3	171
Mortgage	19	4,445
Leasing	2	64
Consumer:
Credit cards	178	1,642
Personal	37	443
Auto	5	118
Other	2	4

Total	250	$8,157

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2015 and December 31, 2014.

March 31, 2015
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$4,840	$1,137	$3,892	$—	$—	$9,869	$79,664	$89,533
Commercial real estate non-owner occupied	285,351	76,707	197,037	—	—	559,095	1,583,259	2,142,354
Commercial real estate owner occupied	170,835	146,356	301,616	3,904	—	622,711	806,978	1,429,689
Commercial and industrial	290,077	325,137	308,298	711	237	924,460	1,815,473	2,739,933

Total Commercial	751,103	549,337	810,843	4,615	237	2,116,135	4,285,374	6,401,509
Construction	29	6,080	13,164	—	—	19,273	79,433	98,706
Mortgage	704,588	—	230,199	—	—	934,787	5,236,460	6,171,247
Leasing	—	—	2,507	—	—	2,507	578,612	581,119
Consumer:
Credit cards	3,327	—	21,334	—	—	24,661	1,089,843	1,114,504
HELOCs	—	—	10,527	—	—	10,527	1,636	12,163
Personal	322	—	3,999	—	163	4,484	1,240,597	1,245,081
Auto	—	—	11,003	—	105	11,108	771,440	782,548
Other	1,634	—	1,507	—	1,055	4,196	193,714	197,910

Total Consumer	5,283	—	48,370	—	1,323	54,976	3,297,230	3,352,206

Total Puerto Rico	$1,461,003	$555,417	$1,105,083	$4,615	$1,560	$3,127,678	$13,477,109	$16,604,787

U.S. mainland
Commercial multi-family	$10,705	$7,303	$11,373	$—	$—	$29,381	$446,822	$476,203
Commercial real estate non-owner occupied	20,198	6,971	13,601	—	—	40,770	617,549	658,319
Commercial real estate owner occupied	24,986	4,671	4,348	—	—	34,005	179,492	213,497
Commercial and industrial	67,028	2,567	15,677	—	—	85,272	818,761	904,033

Total Commercial	122,917	21,512	44,999	—	—	189,428	2,062,624	2,252,052
Construction	—	—	7,798	—	—	7,798	584,224	592,022
Mortgage	—	—	8,462	—	—	8,462	1,009,518	1,017,980
Legacy	7,457	2,385	8,780	—	—	18,622	59,053	77,675
Consumer:
Credit cards	—	—	—	—	—	—	14,107	14,107
HELOCs	—	—	1,938	—	2,714	4,652	340,693	345,345
Personal	—	—	304	—	936	1,240	107,273	108,513
Auto	—	—	—	—	—	—	87	87
Other	—	—	—	—	4	4	358	362

Total Consumer	—	—	2,242	—	3,654	5,896	462,518	468,414

Total U.S. mainland	$130,374	$23,897	$72,281	$—	$3,654	$230,206	$4,177,937	$4,408,143

Popular, Inc.
Commercial multi-family	$15,545	$8,440	$15,265	$—	$—	$39,250	$526,486	$565,736
Commercial real estate non-owner occupied	305,549	83,678	210,638	—	—	599,865	2,200,808	2,800,673
Commercial real estate owner occupied	195,821	151,027	305,964	3,904	—	656,716	986,470	1,643,186
Commercial and industrial	357,105	327,704	323,975	711	237	1,009,732	2,634,234	3,643,966

Total Commercial	874,020	570,849	855,842	4,615	237	2,305,563	6,347,998	8,653,561
Construction	29	6,080	20,962	—	—	27,071	663,657	690,728
Mortgage	704,588	—	238,661	—	—	943,249	6,245,978	7,189,227
Legacy	7,457	2,385	8,780	—	—	18,622	59,053	77,675
Leasing	—	—	2,507	—	—	2,507	578,612	581,119
Consumer:
Credit cards	3,327	—	21,334	—	—	24,661	1,103,950	1,128,611
HELOCs	—	—	12,465	—	2,714	15,179	342,329	357,508
Personal	322	—	4,303	—	1,099	5,724	1,347,870	1,353,594
Auto	—	—	11,003	—	105	11,108	771,527	782,635
Other	1,634	—	1,507	—	1,059	4,200	194,072	198,272

Total Consumer	5,283	—	50,612	—	4,977	60,872	3,759,748	3,820,620

Total Popular, Inc.	$1,591,377	$579,314	$1,177,364	$4,615	$5,214	$3,357,884	$17,655,046	$21,012,930

The following table presents the weighted average obligor risk rating at March 31, 2015 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.52	5.66
Commercial real estate non-owner occupied	11.40	6.82
Commercial real estate owner occupied	11.28	6.95
Commercial and industrial	11.43	6.99

Total Commercial	11.37	6.91

Construction	11.80	7.56

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.02	7.18
Commercial real estate non-owner occupied	11.00	6.87
Commercial real estate owner occupied	11.18	7.08
Commercial and industrial	11.52	6.26

Total Commercial	11.20	6.72

Construction	11.00	7.09

Legacy	11.12	7.71

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2014
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,306	$5,021	$3,186	$—	$—	$10,513	$69,564	$80,077
Commercial real estate non-owner occupied	171,771	144,104	169,900	—	—	485,775	1,527,804	2,013,579
Commercial real estate owner occupied	212,236	144,536	306,014	3,595	—	666,381	806,981	1,473,362
Commercial and industrial	421,332	367,834	272,880	849	255	1,063,150	1,744,635	2,807,785

Total Commercial	807,645	661,495	751,980	4,444	255	2,225,819	4,148,984	6,374,803
Construction	4,612	6,204	16,908	—	—	27,724	131,660	159,384
Mortgage	—	—	218,680	—	—	218,680	5,231,821	5,450,501
Leasing	—	—	3,102	—	—	3,102	561,287	564,389
Consumer:
Credit cards	—	—	21,070	—	—	21,070	1,119,094	1,140,164
HELOCs	—	—	8,186	—	7	8,193	5,207	13,400
Personal	—	—	8,380	—	77	8,457	1,254,076	1,262,533
Auto	—	—	11,348	—	40	11,388	755,908	767,296
Other	—	—	2,130	—	1,735	3,865	201,779	205,644

Total Consumer	—	—	51,114	—	1,859	52,973	3,336,064	3,389,037

Total Puerto Rico	$812,257	$667,699	$1,041,784	$4,444	$2,114	$2,528,298	$13,409,816	$15,938,114

U.S. mainland
Commercial multi-family	$11,283	$6,818	$13,653	$—	$—	$31,754	$375,449	$407,203
Commercial real estate non-owner occupied	17,424	8,745	13,446	—	—	39,615	472,952	512,567
Commercial real estate owner occupied	24,284	4,707	4,672	—	—	33,663	160,242	193,905
Commercial and industrial	5,357	2,548	7,988	—	—	15,893	629,896	645,789

Total Commercial	58,348	22,818	39,759	—	—	120,925	1,638,539	1,759,464
Construction	—	—	—	—	—	—	92,436	92,436
Mortgage	—	—	23,100	—	—	23,100	1,029,285	1,052,385
Legacy	7,902	2,491	9,204	—	—	19,597	61,221	80,818
Consumer:
Credit cards	—	—	—	—	—	—	15,065	15,065
HELOCs	—	—	2,457	—	1,632	4,089	348,673	352,762
Personal	—	—	571	—	835	1,406	111,513	112,919
Auto	—	—	—	—	—	—	73	73
Other	—	—	7	—	—	7	408	415

Total Consumer	—	—	3,035	—	2,467	5,502	475,732	481,234

Total U.S. mainland	$66,250	$25,309	$75,098	$—	$2,467	$169,124	$3,297,213	$3,466,337

Popular, Inc.
Commercial multi-family	$13,589	$11,839	$16,839	$—	$—	$42,267	$445,013	$487,280
Commercial real estate non-owner occupied	189,195	152,849	183,346	—	—	525,390	2,000,756	2,526,146
Commercial real estate owner occupied	236,520	149,243	310,686	3,595	—	700,044	967,223	1,667,267
Commercial and industrial	426,689	370,382	280,868	849	255	1,079,043	2,374,531	3,453,574

Total Commercial	865,993	684,313	791,739	4,444	255	2,346,744	5,787,523	8,134,267
Construction	4,612	6,204	16,908	—	—	27,724	224,096	251,820
Mortgage	—	—	241,780	—	—	241,780	6,261,106	6,502,886
Legacy	7,902	2,491	9,204	—	—	19,597	61,221	80,818
Leasing	—	—	3,102	—	—	3,102	561,287	564,389
Consumer:
Credit cards	—	—	21,070	—	—	21,070	1,134,159	1,155,229
HELOCs	—	—	10,643	—	1,639	12,282	353,880	366,162
Personal	—	—	8,951	—	912	9,863	1,365,589	1,375,452
Auto	—	—	11,348	—	40	11,388	755,981	767,369
Other	—	—	2,137	—	1,735	3,872	202,187	206,059

Total Consumer	—	—	54,149	—	4,326	58,475	3,811,796	3,870,271

Total Popular, Inc.	$878,507	$693,008	$1,116,882	$4,444	$4,581	$2,697,422	$16,707,029	$19,404,451

The following table presents the weighted average obligor risk rating at December 31, 2014 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.69	5.63
Commercial real estate non-owner occupied	11.20	6.83
Commercial real estate owner occupied	11.28	6.96
Commercial and industrial	11.48	6.89

Total Commercial	11.33	6.87

Construction	11.82	7.43

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.00	7.24
Commercial real estate non-owner occupied	11.00	6.83
Commercial real estate owner occupied	11.17	7.04
Commercial and industrial	11.09	6.29

Total Commercial	11.04	6.74

Construction	—	7.76

Legacy	11.11	7.70

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 13 – FDIC loss share asset and true-up payment obligation

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

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Quarters ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$542,454	$909,414
Amortization of loss share indemnification asset	(27,316)	(48,946)
Credit impairment losses to be covered under loss sharing agreements	8,246	15,090
Reimbursable expenses	21,545	12,745
Net payments from FDIC under loss sharing agreements	(132,265)	(81,327)
Other adjustments attributable to FDIC loss sharing agreements	(2,820)	(8,516)

Balance at end of period	$409,844	$798,460

The following table presents the estimated weighted average life of the loan portfolios subject to the FDIC loss sharing agreement for the quarter ended March 31, 2015 and December 31, 2014.

	Weighted Average Life
	March 31, 2015	December 31, 2014
Commercial	5.94 years	5.87 years
Consumer	5.91	5.76
Construction	1.06	0.99
Mortgage	7.58	7.30

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Carrying amount (fair value)	$125,140	$129,304
Undiscounted amount	$177,998	$187,238

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

Refer to Note 26, Commitment and Contingencies, for additional information on the settlement of the arbitration proceedings with the FDIC regarding the commercial loss share agreement.

Note 14 – Mortgage banking activities

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2015	2014
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$12,248	$10,748
Mortgage servicing rights fair value adjustments	(4,929)	(8,096)

Total mortgage servicing fees, net of fair value adjustments	7,319	2,652

Net gain on sale of loans, including valuation on loans	7,280	7,176

Trading account (loss):
Unrealized gains (losses) on outstanding derivative positions	17	(760)
Realized (losses) on closed derivative positions	(1,764)	(5,390)

Total trading account (loss) profit	(1,747)	(6,150)

Total mortgage banking activities	$12,852	$3,678

Note 15 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA, FNMA and FHLMC securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA, FNMA and FHLMC securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 25 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2015 and 2014 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2015 the Corporation recorded a net gain of $6.4 million (March 31, 2014 - $7.8 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2015 and 2014.

	Proceeds Obtained During the Quarter Ended March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$156,456	$—	$156,456
Mortgage-backed securities - FNMA	—	46,958	—	46,958

Total trading account securities	$—	$203,414	$—	$203,414

Mortgage servicing rights	—	—	2,562	2,562

Total	$—	$203,414	$2,562	$205,976

	Proceeds Obtained During the Quarter Ended March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$165,932	$—	$165,932
Mortgage-backed securities - FNMA	—	62,583	—	62,583

Total trading account securities	$—	$228,515	$—	$228,515

Mortgage servicing rights	—	—	3,198	3,198

Total	$—	$228,515	$3,198	$231,713

During the quarter ended March 31, 2015, the Corporation retained servicing rights on whole loan sales involving approximately $22 million in principal balance outstanding (March 31, 2014 - $32 million), with realized gains of approximately $1.0 million (March 31, 2014 - gains of $1.1 million). All loan sales performed during the quarters ended March 31, 2015 and 2014 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2015 and 2014.

Residential MSRs
(In thousands)	March 31, 2015	March 31, 2014
Fair value at beginning of period	$148,694	$161,099
Purchases	2,400	—
Servicing from securitizations or asset transfers	2,859	3,528
Changes due to payments on loans[1]	(3,789)	(4,151)
Reduction due to loan repurchases	(456)	(922)
Changes in fair value due to changes in valuation model inputs or assumptions	(684)	(3,023)
Other disposals	—	(2)

Fair value at end of period	$149,024	$156,529

[1]	Represents changes due to collection / realization of expected cash flows over time.

The table above excludes the estimated fair value of $57.6 million of the contingent asset for the probable acquisition from the FDIC of mortgage servicing rights for a portfolio of approximately $5.0 billion in unpaid principal balance as part of the Doral Bank Transaction. Refer to Note 4 for additional information.

Residential mortgage loans serviced for others were $15.6 billion at March 31, 2015 (December 31, 2014 - $15.6 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter ended March 31, 2015 amounted to $12.2 million (March 31, 2014 - $10.8 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At March 31, 2015, those weighted average mortgage servicing fees were 0.26% (March 31, 2014 – 0.26%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2015 and 2014 were as follows:

	Quarters ended
	March 31, 2015	March 31, 2014
Prepayment speed	7.3%	6.2%
Weighted average life	13.7 years	16.1 years
Discount rate (annual rate)	10.9%	10.7%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	March 31, 2015	December 31, 2014
Fair value of servicing rights	$104,060	$110,534
Weighted average life	12.4 years	11.7 years
Weighted average prepayment speed (annual rate)	8.1%	8.6%
Impact on fair value of 10% adverse change	$(2,914)	$(4,089)
Impact on fair value of 20% adverse change	$(6,502)	$(7,995)
Weighted average discount rate (annual rate)	11.5%	11.5%
Impact on fair value of 10% adverse change	$(3,487)	$(4,492)
Impact on fair value of 20% adverse change	$(7,491)	$(8,701)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	March 31, 2015	December 31, 2014
Fair value of servicing rights	$44,964	$38,160
Weighted average life	12.4 years	11.0 years
Weighted average prepayment speed (annual rate)	8.1%	9.1%
Impact on fair value of 10% adverse change	$(2,504)	$(1,620)
Impact on fair value of 20% adverse change	$(3,863)	$(2,924)
Weighted average discount rate (annual rate)	10.8%	10.7%
Impact on fair value of 10% adverse change	$(2,703)	$(1,603)
Impact on fair value of 20% adverse change	$(4,224)	$(2,877)

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

At March 31, 2015, the Corporation serviced $2.1 billion (December 31, 2014 - $2.1 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2015, the Corporation had recorded $111 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2014 - $81 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended March 31, 2015, the Corporation repurchased approximately $ 24 million (year ended December 31, 2014 - $145 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 16 – Other real estate owned

The following tables present the Other Real Estate Owned Activity, for the quarters ended March 31, 2015 and 2014.

	For the quarter ended March 31, 2015
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(5,887)	(1,372)	(9,395)	(1,282)	(17,936)
Additions	2,035	21,075	4,038	5,381	32,529
Sales	(9,427)	(13,086)	(9,464)	(5,822)	(37,799)
Other adjustments	(96)	(572)	—	(165)	(833)

Ending balance	$25,608	$102,562	$70,573	$42,984	$241,727

	For the quarter ended March 31, 2014
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(214)	(669)	(4,563)	(207)	(5,653)
Additions	4,668	14,883	13,194	4,491	37,236
Sales	(4,962)	(12,063)	(18,421)	(2,377)	(37,823)
Other adjustments	—	(179)	(92)	(1,285)	(1,556)

Ending balance	$48,141	$88,824	$110,333	$48,414	$295,712

Note 17 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2015	December 31, 2014
Net deferred tax assets (net of valuation allowance)	$788,105	$812,819
Investments under the equity method	226,124	225,625
Prepaid FDIC insurance assessment	359	360
Prepaid taxes	186,173	198,120
Other prepaid expenses	82,926	83,719
Derivative assets	22,485	25,362
Trades receivable from brokers and counterparties	112,287	66,949
Contingent asset	57,643	—
Others	366,832	233,489

Total other assets	$1,842,934	$1,646,443

Prepaid taxes at March 31, 2015 and December 31, 2014 includes a payment of $45 million in income taxes in connection with the Closing Agreement signed with the Puerto Rico Department of Treasury on June 30, 2014.

Other assets include the fair value estimate of a contingent asset for the probable acquisition of approximately $57.6 million of mortgage servicing rights from the FDIC on three pools of residential mortgage loans of approximately $5.0 billion in unpaid principal balance as part of the Doral Bank Transaction. As indicated in Note 4, at March 31, 2015, these mortgage servicing rights were subject to a number of closing conditions.

Note 18 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 and 2014, allocated by reportable segments, were as follows (refer to Note 38 for the definition of the Corporation’s reportable segments):

2015
(In thousands)	Balance at January 1, 2015	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at March 31, 2015
Banco Popular de Puerto Rico	$250,109	$3,899	$—	$—	$254,008
Banco Popular North America	215,567	38,735	—	—	254,302

Total Popular, Inc.	$465,676	$42,634	$—	$—	$508,310

2014
(In thousands)	Balance at January 1, 2014	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at March 31, 2014
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

The goodwill acquired during 2015 in the reportable segments of Banco Popular de Puerto Rico and Banco Popular North America of $3.9 million and $38.7 million, respectively, was related to the Doral Bank Transaction. Refer to note 4, Business Combination, for additional information.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

March 31, 2015
(In thousands)	Balance at January 1, 2015 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2015 (net amounts)	Balance at March 31, 2015 (gross amounts)	Accumulated impairment losses	Balance at March 31, 2015 (net amounts)
Banco Popular de Puerto Rico	$250,109	$—	$250,109	$254,008	$—	$254,008
Banco Popular North America	379,978	164,411	215,567	418,713	164,411	254,302

Total Popular, Inc.	$630,087	$164,411	$465,676	$672,721	$164,411	$508,310

December 31, 2014
(In thousands)	Balance at January 1, 2014 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2014 (net amounts)	Balance at December 31, 2014 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2014 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$250,109	$—	$250,109
Banco Popular North America	566,489	164,411	402,078	379,978	164,411	215,567

Total Popular, Inc.	$812,168	$164,411	$647,757	$630,087	$164,411	$465,676

Other Intangible Assets

At March 31, 2015 and December 31, 2014, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2015
Core deposits	$74,252	$33,550	$40,702
Other customer relationships	19,203	6,955	12,248

Total other intangible assets	$93,455	$40,505	$52,950

December 31, 2014
Core deposits	$50,679	$32,006	$18,673
Other customer relationships	19,452	6,644	12,808

Total other intangible assets	$70,131	$38,650	$31,481

During the first quarter of 2015, the Corporation also acquired $23.6 million in core deposits intangibles related to the Doral Bank Transaction.

There were $249 thousand in other customer relationships intangibles that became fully amortized during the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, the Corporation recognized $ 2.1 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2014 - $ 2.0 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2015	$7,467
Year 2016	9,679
Year 2017	6,931
Year 2018	6,838
Year 2019	6,642
Year 2020	4,694

Note 19 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2015	December 31, 2014
Savings accounts	$6,969,101	$6,737,370
NOW, money market and other interest bearing demand deposits	5,251,314	4,811,972

Total savings, NOW, money market and other interest bearing demand deposits	12,220,415	11,549,342

Certificates of deposit:
Under $100,000	4,532,314	4,211,180
$100,000 and over	4,235,758	3,263,265

Total certificates of deposit	8,768,072	7,474,445

Total interest bearing deposits	$20,988,487	$19,023,787

A summary of certificates of deposit by maturity at March 31, 2015 follows:

(In thousands)
2015	$4,762,004
2016	1,909,397
2017	769,086
2018	474,511
2019	472,085
2020 and thereafter	380,989

Total certificates of deposit	$8,768,072

At March 31, 2015, the Corporation had brokered deposits amounting to $ 1.9 billion (December 31, 2014 - $ 1.9 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $8 million at March 31, 2015 (December 31, 2014 - $9 million).

Note 20 – Borrowings

The following table presents the composition of fed funds purchased and assets sold under agreements to repurchase at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Federal funds purchased	$—	$100,000
Assets sold under agreements to repurchase	1,132,643	1,171,657

Total federal funds purchased and assets sold under agreements to repurchase	$1,132,643	$1,271,657

The following table presents information related to the Corporation’s repurchase transactions accounted for as secured borrowings that are collateralized with investment securities available-for-sale, other assets held-for-trading purposes or which have been obtained under agreements to resell. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

Repurchase agreements accounted for as secured borrowings

	March 31, 2015	December 31, 2014
(Dollars in thousands)	Repurchase liability	Repurchase liability
Obligations of U.S. government sponsored entities
Overnight	$8,150	$—
Within 30 days	220,664	289,545
After 30 to 90 days	113,779	25,761
After 90 days	140,320	420,176

Total obligations of U.S. government sponsored entities	482,913	735,482

Obligations of Puerto Rico, states and political subdivisions
Overnight	93	23,397
Within 30 days	2,954	5,199

Total Obligations of Puerto Rico, states and political subdivisions	3,047	28,596

Mortgage-backed securities
Overnight	6,071	4,850
Within 30 days	96,791	54,311
After 30 to 90 days	83,206	—
After 90 days	291,315	195,629

Total mortgage-backed securities	477,383	254,790

Collateralized mortgage obligations
Overnight	219	—
Within 30 days	37,682	16,700
After 30 to 90 days	48,650	55,338
After 90 days	72,079	71,281

Total collateralized mortgage obligations	158,630	143,319

Other
Overnight	2,489	1,353
Within 30 days	8,181	8,117

Total other	10,670	9,470

Total	$1,132,643	$1,171,657

Repurchase agreements in portfolio are generally short-term, often overnight and Popular acts as borrowers transferring assets to the counterparty. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents the composition of other short-term borrowings at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Advances with the FHLB paying interest at maturity	$—	$20,000
Others	1,200	1,200

Total other short-term borrowings	$1,200	$21,200

Note: Refer to the Corporation’s 2014 Annual Report for rates information at December 31, 2014.

The following table presents the composition of notes payable at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Advances with the FHLB with maturities ranging from 2015 through 2025 paying interest at monthly fixed rates ranging from 0.41% to 4.19%	$847,884	$802,198

Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%	450,000	450,000

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 22)	439,800	439,800

Others	19,629	19,830

Total notes payable	$1,757,313	$1,711,828

Note: Refer to the Corporation’s 2014 Annual Report for rates information at December 31, 2014.

A breakdown of borrowings by contractual maturities at March 31, 2015 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2015	$963,092	$1,200	$328,716	$1,293,008
2016	169,551	—	251,966	421,517
2017	—	—	83,983	83,983
2018	—	—	107,840	107,840
2019	—	—	464,121	464,121
Later years	—	—	520,687	520,687

Total borrowings	$1,132,643	$1,200	$1,757,313	$2,891,156

Note 21 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at March 31, 2015 and December 31, 2014.

As of March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$22,485	$—	$22,485	$224	$—	$—	$22,261
Reverse repurchase agreements	139,422	—	139,422	—	139,422	—	—

Total	$161,907	$—	$161,907	$224	$139,422	$—	$22,261

As of March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$21,376	$—	$21,376	$224	$7,953	$—	$13,199
Repurchase agreements	1,132,643	—	1,132,643	—	1,132,643	—	—

Total	$1,154,019	$—	$1,154,019	$224	$1,140,596	$—	$13,199

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$25,361	$—	$25,361	$320	$—	$—	$25,041
Reverse repurchase agreements	151,134	—	151,134	—	151,134	—	—

Total	$176,495	$—	$176,495	$320	$151,134	$—	$25,041

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$23,032	$—	$23,032	$320	$8,781	$—	$13,931
Repurchase agreements	1,171,657	—	1,171,657	—	1,171,657	—	—

Total	$1,194,689	$—	$1,194,689	$320	$1,180,438	$—	$13,931

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

Note 22 – Trust preferred securities

At March 31, 2015 and December 31, 2014, statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at March 31, 2015 and December 31, 2014.

(Dollars in thousands)
Issuer	BanPonce Trust I		Popular Capital Trust I		Popular North America Capital Trust I		Popular Capital Trust II

Capital securities	$52,865		$181,063		$91,651		$101,023
Distribution rate	8.327%		6.700%		6.564%		6.125%

Common securities	$1,637		$5,601		$2,835		$3,125
Junior subordinated debentures aggregate liquidation amount	$54,502		$186,664		$94,486		$104,148
Stated maturity date	February 2027		November 2033		September 2034		December 2034
Reference notes	[1],[3],[6	]	[2],[4],[5	]	[1],[3],[5	]	[2],[4],[5	]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.

The Basel III Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s Tier I capital level at March 31, 2015 included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the Basel III Capital Rules. The Corporation is allowed to include only 25% of such trust preferred securities in Tier I capital as of January 1, 2015 and would be allowed 0% as of January 1, 2016 and thereafter. The Basel III Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities.

Note 23 – Stockholders’ equity

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $469 million at March 31, 2015 (December 31, 2014 - $469 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2015 and March 31, 2014.

Note 24 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2015 and 2014.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended March 31,
(In thousands)		2015	2014
Foreign currency translation	Beginning Balance	$(32,832)	$(36,099)

	Other comprehensive loss before reclassifications	(581)	(2,115)
	Amounts reclassified from accumulated other comprehensive loss	—	7,718

	Net change	(581)	5,603

	Ending balance	$(33,413)	$(30,496)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(205,187)	$(104,302)

	Amounts reclassified from accumulated other comprehensive income for amortization of net losses	3,065	1,298
	Amounts reclassified from accumulated other comprehensive income for amortization of prior service cost	(579)	(580)

	Net change	2,486	718

	Ending balance	$(202,701)	$(103,584)

Unrealized net holding gains (losses) on investments	Beginning Balance	$8,465	$(48,344)

	Other comprehensive income before reclassifications	34,285	26,089

	Net change	34,285	26,089

	Ending balance	$42,750	$(22,255)

Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$(318)	$—

	Other comprehensive loss before reclassifications	(1,546)	(1,053)
	Amounts reclassified from other accumulated other comprehensive loss	828	1,113

	Net change	(718)	60

	Ending balance	$(1,036)	$60

	Total	$(194,400)	$(156,275)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2015 and 2014.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2015	2014
Foreign Currency Translation
Cumulative translation adjustment reclassified into earnings	Other operating income	$—	$(7,718)

	Total net of tax	$—	$(7,718)

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,025)	$(2,126)
Amortization of prior service cost	Personnel costs	950	950

	Total before tax	(4,075)	(1,176)

	Income tax (expense) benefit	1,589	458

	Total net of tax	$(2,486)	$(718)

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,358)	$(1,824)

	Total before tax	(1,358)	(1,824)

	Income tax (expense) benefit	530	711

	Total net of tax	$(828)	$(1,113)

	Total reclassification adjustments, net of tax	$(3,314)	$(9,549)

Note 25 – Guarantees

At March 31, 2015 the Corporation recorded a liability of $0.9 million (December 31, 2014 - $0.4 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2015 the Corporation serviced $ 2.1 billion (December 31, 2014 - $ 2.1 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2015, the Corporation repurchased approximately $ 16 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2014 - $ 27 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2015 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 59 million (December 31, 2014 - $ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2015 and 2014.

	March 31,
(In thousands)	2015	2014
Balance as of beginning of period	$59,438	$41,463
Provision for recourse liability	6,500	11,042
Net charge-offs	(6,553)	(6,697)

Balance as of end of period	$59,385	$45,808

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2015, BPPR did not repurchase loans under representation and warranty arrangements, compared to $2.1 million during the quarter ended March 31, 2014. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

As discussed on Note 5 – Discontinued operations, on November 8, 2014, the Corporation completed the sale of the California regional operations. In connection with this transaction, the Corporation agreed to provide, subject to certain limitations, customary indemnification to the purchaser, including with respect to certain pre-closing liabilities and violations of representations and warranties. The Corporation also agreed to indemnify the purchaser for up to 1.5% of credit losses on transferred loans for a period of two years after the closing. Pursuant to this indemnification provision, the Corporation’s maximum exposure is approximately $16.0 million. The Corporation recognized a reserve of approximately $2.2 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. This reserve is included within the liabilities from discontinued operations.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date. At March 31, 2015, the Corporation has a reserve balance of $2.8 million to cover claims received from the purchaser, which are currently being evaluated.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representations and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the quarters ended March 31, 2015 and March 31, 2014, the Corporation released $ 3.2 million and $2.0 million, respectively, based on an evaluation of claims received under this clause. At March 31, 2015, the Corporation has a reserve balance of $4.2 million to cover claims received from the purchaser, which are currently being evaluated.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2015 and 2014.

	March 31,
(In thousands)	2015	2014
Balance as of beginning of period	$15,959	$19,277
Additions for new sales	—	—
Net reversal of provision for representation and warranties	(1,901)	(1,064)
Net charge-offs	(14)	(1,389)

Balance as of end of period	$14,044	$16,824

In addition, at March 31, 2015, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At March 31, 2015, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 5 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2014 - $ 5 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2015, the Corporation serviced $ 15.6 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2014 - $ 15.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2015, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $31 million (December 31, 2014 - $36 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.2 billion at March 31, 2015 (December 31, 2014 - $ 0.2 billion). In addition, at March 31, 2015 and December 31, 2014, PIHC fully and unconditionally guaranteed on a subordinated basis $ 0.4 billion and $ 0.4 billion, respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 22 to the consolidated financial statements for further information on the trust preferred securities.

Note 26 – Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit:
Credit card lines	$4,658,206	$4,450,284
Commercial lines of credit	2,259,044	2,415,843
Other unused credit commitments	390,351	269,225
Commercial letters of credit	2,278	2,820
Standby letters of credit	65,849	46,362
Commitments to originate or fund mortgage loans	26,860	25,919

At March 31, 2015, the Corporation maintained a reserve of approximately $11 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, as compared to $13 million at December 31, 2014.

Other commitments

At March 31, 2015, the Corporation also maintained other non-credit commitments for approximately $9 million, primarily for the acquisition of other investments, as compared to $9 million at December 31, 2014.

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 38 to the consolidated financial statements.

At March 31, 2015, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 995 million, of which approximately $ 813 million is outstanding ($ 1.0 billion and $ 811 million at December 31, 2014). Of the amount outstanding, $ 698 million consists of loans and $ 115 million are securities ($ 689 million and $ 122 million at December 31, 2014). Of this amount, $ 336 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 336 million at December 31, 2014). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 477 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 475 million at December 31, 2014). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at March 31, 2015, the Corporation had $376 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($370 million at December 31, 2014). These included $296 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2014 - $289 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $49 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $31 million of industrial development notes ($49 million and $32 million at December 31, 2014, respectively).

Other contingencies

As indicated in Note 13 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 125 million at March 31, 2015 (December 31, 2014 - $ 129 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $35 million as of March 31, 2015. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BPNA removed the case to federal court (S.D.N.Y.) and plaintiffs subsequently filed a motion to remand the action to state court, which the Court granted on August 6, 2013. A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part BPNA’s motion to dismiss. The sole surviving claim relates to BPNA’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. BPNA subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. The matter has been stayed pending a ruling on such motions.

Between December 2013 and January 2014, BPPR, BPNA and Popular, Inc., along with two executive officers, were served with a putative class action complaint captioned Neysha Quiles et al. v. Banco Popular de Puerto Rico et al. Plaintiffs essentially alleged that they and others, who have been employed by the Defendants as “bank tellers” and other similarly titled positions, were generally paid only for scheduled work time, rather than time actually worked. The Complaint sought to maintain a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of all individuals who were employed or were currently employed by the Defendants in Puerto Rico, the Virgin Islands, New York, New Jersey, Florida, California, and Illinois as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years and alleged the following claims under the FLSA against all Defendants: (i) failure to pay overtime premiums; and (ii) that the failure to pay was willful. Similar claims were brought under Puerto Rico law on behalf of all individuals who were employed or are currently employed by BPPR in Puerto Rico as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years. On January 31, 2014, the Popular defendants filed an answer to the complaint. On February 24, 2014, the parties reached an agreement to dismiss the complaint against BPNA and the named BPNA executive officer without prejudice. On January 9, 2015, plaintiffs submitted a motion for conditional class certification, which BPPR opposed. On February 18, 2015, the Court entered an order whereby it granted plaintiffs’ request for conditional certification of the FLSA action.

On May 5, 2014, a putative class action captioned Nora Fernandez, et al. v. UBS, et al. was filed in the United States District Court for the Southern District of New York on behalf of investors in 23 Puerto Rico closed-end investment companies against various UBS entities, BPPR and Popular Securities. UBS Financial Services Incorporated of Puerto Rico is the sponsor and co-sponsor of all 23 funds, while BPPR was co-sponsor, together with UBS, of nine (9) of those funds. The plaintiffs allege breach of fiduciary duties, aiding and abetting breach of fiduciary duty and breach of contract against all defendants. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the US District Court for the District of Puerto Rico (USDC-PR) and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contain a choice of forum clause, with New York as the selected forum. The Popular defendants joined this motion. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. The case currently remains pending in the SDNY.

On May 6, 2014, a putative class action captioned David Alvarez, et al. v. Banco Popular North America was filed in the Superior Court of the State of California for the County of Los Angeles. Plaintiffs generally assert that BPNA has engaged in purported violations of §2954.8(a) of the California Civil Code and §17200 et seq. of the California Business Professions Code, which allegedly require financial institutions that make loans secured by certain types of real property located within the state of California to pay interest to borrowers on impound account deposits at a statutory rate of not less than two percent (2%). Plaintiffs maintain that BPNA has not paid interest on such deposits and demand that BPNA be enjoined from engaging in further violations of these provisions and pay an unspecified amount of damages sufficient to repay the unpaid interest on these deposits. PHH Corporation, which acquired the loans at issue in this complaint, has agreed to indemnify and tender a defense on behalf of BPNA. On March 11, 2015, the parties executed a settlement agreement and release to fully and finally resolve the litigation and dismiss the case in its entirety and on March 24, 2015, the court approved the dismissal of the case. The terms of the settlement do not require that BPNA make any payment in connection thereof.

On October 7, 2014, BPNA was served with a putative class action complaint captioned Josefina Valle, et al. v. BPNA, filed in the United States District Court for the Southern District of New York. The complaint names the same plaintiffs who filed the above-described overdraft fee class action suit. Plaintiffs allege, among other things, that BPNA engages in unfair and deceptive acts and trade practices relative to the assessment of ATM fees on ATM transactions initialed at Allpoint branded ATMs. The complaint further alleges that BPNA is in violation of the Electronic Fund Transfer Act and Regulation E with respect to ATM fees. On December 2, 2014, BPNA filed a motion to compel arbitration, which plaintiffs opposed. On February 2, 2015, the court entered an opinion and order granting defendant’s motion to compel arbitration. On February 23, 2015, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit demanding that the court reverse the district court’s ruling. On April 17, 2015, the parties reached an agreement in principle to settle this matter for approximately $25,000. This settlement is not yet final.

On October 3, 2014, BPNA received notice of a potential class action submitted by two former assistant branch managers. The purported action alleges various wage and hour violations arising from what they contend is an improper job classification under the FLSA and applicable state law equivalents. In December 2014, BPNA accepted plaintiffs’ offer to mediate this dispute, and mediation took place on February 19, 2015. As a result of the mediation, the parties entered into an agreement in principle to settle this claim. Under the terms of the agreement in principle, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, defendant will pay the amount of $800,000.

On March 20, 2015, BPPR was served with a class action complaint titled In re 2014 RadioShack ERISA Litigation, filed in U.S. District Court for the Northern District of Texas. The complaint alleges that certain employees of RadioShack incurred losses in their 401(k) plans because various fiduciaries elected to retain RadioShack’s company stock in the portfolio of potential investment options. The complaint further asserts that once RadioShack’s financial situation began to deteriorate in 2011, the fiduciaries of the RadioShack 401(k) Plan and the RadioShack Puerto Rico 1165(e) Plan (collectively, “the Plans”) should have removed RadioShack company stock from the portfolio of potential investment options.

Popular was a directed trustee, and therefore a fiduciary, of the RadioShack Puerto Rico 1165(e) Plan (“P.R. Plan”). Even though the P.R. Plan directed Popular to retain RadioShack company stock within the portfolio of investment options, the complaint alleges that a trustee’s duty of prudence requires it to disregard plan documents or directives that it knows or reasonably should know would lead to an imprudent result or would otherwise harm plan participants or beneficiaries. It further alleges that Popular breached its fiduciary duties by (i) failing to take any meaningful steps to protect plan participants from losses that it knew would occur; (ii) failing to divest the P.R. Plan of Company Stock; and (iii) participating in the decisions of another trustee (Wells Fargo) to protect the Plans from inevitable losses.

Other Matters

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities LLC, a wholly owned subsidiary of the Corporation (“Popular Securities”). Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 41 arbitration proceedings with aggregate claimed damages of approximately $99 million, including one arbitration with claimed damages of $78 million in which two other Puerto Rico broker-dealers are co-defendants. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. An adverse result in the matters described above could have a material and adverse effect on Popular Securities.

Other Significant Proceedings

As described under “Note 13 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the commercial late stage real-estate-collateral-dependent loans described below provides for loss sharing by the FDIC through the quarter ending June 30, 2015 and for reimbursement to the FDIC through the quarter ending June 30, 2018.

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

On October 17, 2014, BPPR and the FDIC settled all claims and counterclaims that had been submitted to the review board. The settlement provides for an agreed valuation methodology for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. Although the terms of the settlement could delay the timing of reimbursement of certain loss-share claims from the FDIC, the settlement is not expected to have a material adverse impact on BPPR’s current estimate of expected reimbursable losses for the covered portfolio through the end of the commercial loss share agreement in the quarter ending June 30, 2015.

As of March 31, 2015, BPPR had unreimbursed losses and expenses of $243.2 million under the commercial loss share agreement with the FDIC. On April 9, 2015, BPPR received reimbursement of $27.9 million from the FDIC covering claims filed prior to March 31, 2015. Taking into consideration this payment and claims submitted through that date, the total unreimbursed losses totaled $215.3 million, of which $80.1 million was submitted to the FDIC on April 30, 2015. BPPR continues to work on processing claims, including those which had previously not been reimbursed by the FDIC and expects to complete this process before the expiration of BPPR’s ability to submit claims under the commercial loss share agreement in the quarter ending June 30, 2015. After giving effect to the claim submitted on April 30, 2015, the amount of claims pending to be submitted for reimbursement to the FDIC amounted to $135.2 million.

On November 25, 2014, the FDIC notified BPPR that it (a) would not reimburse BPPR under the commercial loss share agreement for a $66.6 million loss claim on eight related real estate loans that BPPR restructured and consolidated (collectively, the “Disputed Asset”), and (b) would no longer treat the Disputed Asset as a “Shared-Loss Asset” under the commercial loss share agreement. The FDIC alleged that BPPR’s restructure and modification of the underlying loans did not constitute a “Permitted Amendment” under the commercial loss share agreement, thereby causing the bank to breach Article III of the commercial loss share agreement.

BPPR disagrees with the FDIC’s determinations relating to the Disputed Asset, and accordingly, on December 19, 2014, delivered to the FDIC a notice of dispute under the commercial loss share agreement.

The commercial loss share agreement provides that certain disputes be submitted to arbitration before a review board, to include two party-appointed members, under the commercial arbitration rules of the American Arbitration Association. On March 19, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine BPPR and the FDIC’s disputes concerning the Disputed Asset. The statement of claim requests a declaration that the Disputed Asset is a “Shared-Loss Asset” under the commercial loss share agreement, a declaration that the restructuring is a “Permitted Amendment” under the commercial shared loss agreement, and an order that the FDIC reimburse the Bank for approximately $53.3 million for the Charge-Off of the Disputed Asset, plus interest at the applicable rate. On April 1, 2015, the FDIC-R notified BPPR that it is clawing back approximately $1.7 million in reimbursable expenses relating to the Disputed Asset that the FDIC-R had previously paid to BPPR. Thus, on April 13, 2015, BPPR notified the American Arbitration Association and the FDIC of an increase in the amount of its damages by approximately $1.7 million.

To the extent we are not able to successfully resolve this matter through negotiation or the arbitration process described above, a write-off in the amount of approximately $53.3 million plus expenses incurred in connection with the Disputed Asset, which at March 31, 2015 amounted to $1.4 million of the aforementioned pending claims would be recorded.

In addition, in November and December 2014, BPPR proposed separate portfolio sales to the FDIC. The FDIC has refused to consent to either sale, stating that those sales did not represent best efforts to maximize collections on Shared-Loss Assets under the commercial loss share agreement. In March 2015, BPPR proposed a third portfolio sale to the FDIC. The FDIC has not yet responded to that proposal.

BPPR disagrees with the FDIC’s characterization of the November and December 2014 portfolio sale proposals and with the FDIC’s interpretation of the commercial shared loss agreement provision governing portfolio sales. Accordingly, BPPR has informed the FDIC of the existence of a dispute, and negotiations are continuing.

No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on June 30, 2015), with additional recovery sharing for three years thereafter. As of March 31, 2015, the carrying value of covered loans approximated $2.5 billion, of which approximately 64% pertained to commercial loans, 3% to construction loans, 32% to mortgage loans and 1% to consumer loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material reduction in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Note 27 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2015.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 29 to the consolidated financial statements for additional information on the debt securities outstanding at March 31, 2015 and December 31, 2014, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Assets
Servicing assets:
Mortgage servicing rights	$102,301	$103,828

Total servicing assets	$102,301	$103,828

Other assets:
Servicing advances	$2,253	$8,974

Total other assets	$2,253	$8,974

Total assets	$104,554	$112,802

Maximum exposure to loss	$104,554	$112,802

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.9 billion at March 31, 2015 (December 31, 2014 - $9 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2015 and December 31, 2014, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Assets
Loans held-in-portfolio:
Advances under the working capital line	$752	$426
Advances under the advance facility	2,525	4,226

Total loans held-in-portfolio	$3,277	$4,652

Accrued interest receivable	$19	$22
Other assets:
Investment in PRLP 2011 Holdings LLC	$24,683	$23,650

Total assets	$27,979	$28,324

Deposits	$(3,171)	$(2,685)

Total liabilities	$(3,171)	$(2,685)

Total net assets	$24,808	$25,639

Maximum exposure to loss	$24,808	$25,639

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2015 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Assets
Loans held-in-portfolio:
Acquisition loan	$78,582	$97,193
Advances under the working capital line	1,618	990
Advances under the advance facility	15,319	12,460

Total loans held-in-portfolio	$95,519	$110,643

Accrued interest receivable	$274	$314
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$27,039	$31,374

Total assets	$122,832	$142,331

Deposits	$(10,685)	$(12,960)

Total liabilities	$(10,685)	$(12,960)

Total net assets	$112,147	$129,371

Maximum exposure to loss	$112,147	$129,371

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2015 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 28 – Related party transactions with affiliated company / joint venture

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2015, the Corporation’s stake in EVERTEC was 15.05%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 34 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2014 Annual Report for details.

The Corporation received $ 1.2 million in dividend distributions during the quarter ended March 31, 2015 from its investments in EVERTEC’s holding company (March 31, 2014 - $ 1.2 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2015	December 31, 2014
Equity investment in EVERTEC	$27,329	$25,146

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2015 and December 31, 2014. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2015	December 31, 2014
Accounts receivable (Other assets)	$2,825	$5,065
Deposits	(16,146)	(15,481)
Accounts payable (Other liabilities)	(17,214)	(15,511)

Net total	$(30,535)	$(25,927)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters ended March 31, 2015 and 2014.

	Quarter ended March 31,
(In thousands)	2015	2014
Share of income from investment in EVERTEC	$2,869	$2,779
Share of other changes in EVERTEC’s stockholders’ equity	351	238

Share of EVERTEC’s changes in equity recognized in income	$3,220	$3,017

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2015 and 2014. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended
(In thousands)	March 31, 2015	March 31, 2014	Category
Interest expense on deposits	$(11)	$(20)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,487	6,419	Other service fees
Rental income charged to EVERTEC	1,724	1,677	Net occupancy
Processing fees on services provided by EVERTEC	(39,504)	(38,762)	Professional fees
Other services provided to EVERTEC	324	221	Other operating expenses

Total	$(30,980)	$(30,465)

EVERTEC has a letter of credit issued by BPPR, for an amount of $ 3.6 million at March 31, 2015 and December 31, 2014. The Corporation also agreed to maintain outstanding this letter of credit for a 5-year period which expires on September 30, 2015. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

PRLP 2011 Holdings, LLC

As indicated in Note 27 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2015	December 31, 2014
Equity investment in PRLP 2011 Holdings, LLC	$24,683	$23,650

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Loans	$3,277	$4,652
Accrued interest receivable	19	22
Deposits (non-interest bearing)	(3,171)	(2,685)

Net total	$125	$1,989

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters ended March 31, 2015 and 2014.

	Quarters ended March 31,
(In thousands)	2015	2014
Share of income (loss) from the equity investment in PRLP 2011 Holdings, LLC	$1,033	$(1,746)

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2015 and 2014.

	Quarters ended March 31,
(In thousands)	2015	2014	Category
Interest (loss) income on loan to PRLP 2011 Holdings, LLC	$(62)	$172	Interest income

PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 27 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9% equity interest in PR Asset Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2015	December 31, 2014
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$27,039	$31,374

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Loans	$95,519	$110,643
Accrued interest receivable	274	314
Deposits	(10,685)	(12,960)

Net total	$85,108	$97,997

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for quarters ended March 31, 2015 and 2014.

	Quarters ended March 31,
(In thousands)	2015	2014
Share of (loss) income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(4,335)	$1,288

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2015 and 2014.

	Quarters ended March 31,
(In thousands)	2015	2014	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$866	$1,262	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	—	70	Other service fees

Total	$866	$1,332

Note 29 – Fair value measurement

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities since December 31, 2014.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 and on a nonrecurring basis in periods subsequent to initial recognition at March 31, 2015 and 2014:

At March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$784,274	$—	$784,274
Obligations of U.S. Government sponsored entities	—	1,502,134	—	1,502,134
Obligations of Puerto Rico, States and political subdivisions	—	57,364	—	57,364
Collateralized mortgage obligations - federal agencies	—	1,849,026	—	1,849,026
Mortgage-backed securities	—	1,340,938	1,435	1,342,373
Equity securities	325	2,306	—	2,631
Other	—	10,901	—	10,901

Total investment securities available-for-sale	$325	$5,546,943	$1,435	$5,548,703

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$6,766	$—	$6,766
Collateralized mortgage obligations	—	244	1,242	1,486
Mortgage-backed securities - federal agencies	—	102,836	6,221	109,057
Other	—	15,441	1,544	16,985

Total trading account securities	$—	$125,287	$9,007	$134,294

Mortgage servicing rights	$—	$—	$149,024	$149,024
Derivatives	—	22,485	—	22,485

Total assets measured at fair value on a recurring basis	$325	$5,694,715	$159,466	$5,854,506

Liabilities
Derivatives	$—	$(21,376)	$—	$(21,376)
Contingent consideration	—	—	(129,470)	(129,470)

Total liabilities measured at fair value on a recurring basis	$—	$(21,376)	$(129,470)	$(150,846)

At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$700,154	$—	$700,154
Obligations of U.S. Government sponsored entities	—	1,724,973	—	1,724,973
Obligations of Puerto Rico, States and political subdivisions	—	61,712	—	61,712
Collateralized mortgage obligations - federal agencies	—	1,910,030	—	1,910,030
Mortgage-backed securities	—	903,037	1,325	904,362
Equity securities	323	2,299	—	2,622
Other	—	11,306	—	11,306

Total investment securities available-for-sale	$323	$5,313,511	$1,325	$5,315,159

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$7,954	$—	$7,954
Collateralized mortgage obligations	—	261	1,375	1,636
Mortgage-backed securities - federal agencies	—	104,463	6,229	110,692
Other	—	16,682	1,563	18,245

Total trading account securities	$—	$129,360	$9,167	$138,527

Mortgage servicing rights	$—	$—	$148,694	$148,694
Derivatives	—	25,362	—	25,362

Total assets measured at fair value on a recurring basis	$323	$5,468,233	$159,186	$5,627,742

Liabilities
Derivatives	$—	$(23,032)	$—	$(23,032)
Contingent consideration	—	—	(133,634)	(133,634)

Total liabilities measured at fair value on a recurring basis	$—	$(23,032)	$(133,634)	$(156,666)

Quarter ended March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$132,007	$132,007	$(26,817)
Other real estate owned[3]	—	6,098	30,304	36,402	(17,936)
Other foreclosed assets[3]	—	20	131	151	(608)

Total assets measured at fair value on a nonrecurring basis	$—	$6,118	$162,442	$168,560	$(45,361)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Quarter ended March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$66,189	$66,189	$(11,680)
Loans held-for-sale[2]	—	—	—	—	(2,176)
Other real estate owned[3]	—	—	17,295	17,295	(5,598)
Other foreclosed assets[3]	—	—	533	533	(271)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$84,017	$84,017	$(19,725)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2015 and 2014.

Quarter ended March 31, 2015
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2015	$1,325	$1,375	$6,229	$1,563	$148,694	$159,186	$(133,634)	$(133,634)
Gains (losses) included in earnings	(8)	(2)	16	(19)	(4,929)	(4,942)	4,164	4,164
Additions	118	—	130	—	5,259	5,507	—	—
Sales	—	(44)	(80)	—	—	(124)	—	—
Settlements	—	(87)	(74)	—	—	(161)	—	—

Balance at March 31, 2015	$1,435	$1,242	$6,221	$1,544	$149,024	$159,466	$(129,470)	$(129,470)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2015	$—	$(2)	$18	$23	$(684)	$(645)	$4,164	$4,164

Quarter ended March 31, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2014	$6,523	$1,423	$9,799	$1,929	$161,099	$180,773	$(128,299)	$(128,299)
Gains (losses) included in earnings	(2)	(10)	(39)	(214)	(8,096)	(8,361)	1,168	1,168
Gains (losses) included in OCI	(42)	—	—	—	—	(42)	—	—
Additions	—	263	150	—	3,528	3,941	—	—
Sales	—	—	(1,109)	—	—	(1,109)	—	—
Settlements	(100)	(115)	(500)	—	(2)	(717)	786	786

Balance at March 31, 2014	$6,379	$1,561	$8,301	$1,715	$156,529	$174,485	$(126,345)	$(126,345)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2014	$—	$(6)	$(25)	$(136)	$(3,023)	$(3,190)	$1,168	$1,168

There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2015 and 2014.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2015 and 2014 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2015		Quarter ended March 31, 2014
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date
Interest income	$(8)	$—	$(2)	$—
FDIC loss share (expense) income	4,164	4,164	1,168	1,168
Other service fees	(4,929)	(684)	(8,096)	(3,023)
Trading account loss	(5)	39	(263)	(167)

Total	$(778)	$3,519	$(7,193)	$(2,022)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at March 31, 2015		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,242		Discounted cash flow model	Weighted average life	2.2 years (0.6 - 2.6 years)
				Yield	4.0% (1.3% - 4.7%)
				Constant prepayment rate	23.6% (19.5% - 26.1%)
Other - trading	$740		Discounted cash flow model	Weighted average life	5.5 years
				Yield	12.1%
				Constant prepayment rate	10.8%
Mortgage servicing rights	$149,024		Discounted cash flow model	Prepayment speed	8.1% (4.8% - 22.8%)
				Weighted average life	12.4 years (4.4 - 20.8 years)
				Discount rate	11.3% (9.5% - 15.0%)
Contingent consideration	$(129,470)		Discounted cash flow model	Credit loss rate on covered loans	5.1% (0.0% - 100.0%)
				Risk premium component of discount rate	5.3%
Loans held-in-portfolio	$132,007	[1]	External appraisal	Haircut applied on external appraisals	26.3% (25.0% - 35.0%)
Other real estate owned	$15,945	[2]	External appraisal	Haircut applied on external appraisals	18.4% (12.0% - 30.0%)
Other foreclosed assets	$131	[3]	External appraisal	Haircut applied on external appraisals	1.00%

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other foreclosed assets in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 30 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at March 31, 2015 and December 31, 2014, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to Note 29.

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

Investment securities held-to-maturity

•	Obligations of Puerto Rico, States and political subdivisions: Municipal bonds include Puerto Rico public municipalities debt and bonds collateralized by second mortgages under the Home Purchase Stimulus Program. Puerto Rico public municipalities debt was valued internally based on benchmark treasury notes and a credit spread derived from comparable Puerto Rico government trades and recent issuances. Puerto Rico public municipalities debt is classified as Level 3. Given that the fair value of municipal bonds collateralized by second mortgages was based on internal yield and prepayment speed assumptions, these municipal bonds are classified as Level 3.

•	Agency collateralized mortgage obligation: The fair value of the agency collateralized mortgage obligation (“CMO”), which is guaranteed by GNMA, was based on internal yield and prepayment speed assumptions. This agency CMO is classified as Level 3.

•	Other: Other securities include foreign and corporate debt. Given that the fair value was based on quoted prices for similar instruments, foreign debt is classified as Level 2. The fair value of corporate debt, which is collateralized by municipal bonds of Puerto Rico, was internally derived from benchmark treasury notes and a credit spread based on comparable Puerto Rico government trades, similar securities, and/or recent issuances. Corporate debt is classified as Level 3.

Other investment securities

•	Federal Home Loan Bank capital stock: Federal Home Loan Bank (FHLB) capital stock represents an equity interest in the FHLB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the excess stock is repurchased by the FHLB at its par value, the carrying amount of FHLB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Federal Reserve Bank capital stock: Federal Reserve Bank (FRB) capital stock represents an equity interest in the FRB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the canceled stock is repurchased by the FRB for the amount of the cash subscription paid, the carrying amount of FRB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 22 for additional information on these trust preferred securities.

•	Other investments: Other investments include private equity method investments and Visa Class B common stock held by the Corporation. Since there are no observable market values, private equity method investments are classified as Level 3. The Visa Class B common stock was priced by applying the quoted price of Visa Class A common stock, net of a liquidity adjustment, to the as converted number of Class A common shares since these Class B common shares are restricted and not convertible to Class A common shares until pending litigation is resolved. Thus, these stocks are classified as Level 3.

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of March 31, 2015, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

	March 31, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$495,776	$495,776	$—	$—	$495,776
Money market investments	2,307,215	2,167,930	139,285	—	2,307,215
Trading account securities, excluding derivatives[1]	134,294	—	125,287	9,007	134,294
Investment securities available-for-sale[1]	5,548,703	325	5,546,943	1,435	5,548,703
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	100,004	—	—	87,708	87,708
Collateralized mortgage obligation-federal agency	91	—	—	96	96
Other	1,500	—	1,500	—	1,500

Total investment securities held-to-maturity	$101,595	$—	$1,500	$87,804	$89,304

Other investment securities:
FHLB stock	$67,929	$—	$67,929	$—	$67,929
FRB stock	80,001	—	80,001	—	80,001
Trust preferred securities	13,197	—	12,197	1,000	13,197
Other investments	1,911	—	—	3,260	3,260

Total other investment securities	$163,038	$—	$160,127	$4,260	$164,387

Loans held-for-sale	$160,602	$—	$9,335	$158,544	$167,879
Loans not covered under loss sharing agreement with the FDIC	20,496,706	—	—	19,760,668	19,760,668
Loans covered under loss sharing agreements with the FDIC	2,384,079	—	—	2,853,801	2,853,801
FDIC loss share asset	409,844	—	—	404,735	404,735
Mortgage servicing rights	149,024	—	—	149,024	149,024
Derivatives	22,485	—	22,485	—	22,485

	March 31, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,505,618	$—	$18,505,618	$—	$18,505,618
Time deposits	8,768,071	—	8,801,498	—	8,801,498

Total deposits	$27,273,689	$—	$27,307,116	$—	$27,307,116

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,132,643	$—	$1,136,302	$—	$1,136,302

Total assets sold under agreements to repurchase	$1,132,643	$—	$1,136,302	$—	$1,136,302

Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	847,884	—	864,038	—	864,038
Unsecured senior debt securities	450,000	—	454,122	—	454,122
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	381,302	—	381,302
Others	19,629	—	—	19,629	19,629

Total notes payable	$1,757,313	$—	$1,699,462	$19,629	$1,719,091

Derivatives	$21,376	$—	$21,376	$—	$21,376

Contingent consideration	$129,470	$—	$—	$129,470	$129,470

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,307,601	$—	$—	$1,073	$1,073
Letters of credit	68,127	—	—	976	976

[1]	Refer to Note 29 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 20 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$381,095	$381,095	$—	$—	$381,095
Money market investments	1,822,386	1,671,477	150,909	—	1,822,386
Trading account securities, excluding derivatives[1]	138,527	—	129,360	9,167	138,527
Investment securities available-for-sale[1]	5,315,159	323	5,313,511	1,325	5,315,159
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	101,573	—	—	92,597	92,597
Collateralized mortgage obligation-federal agency	97	—	—	102	102
Other	1,500	—	1,500	—	1,500

Total investment securities held-to-maturity	$103,170	$—	$1,500	$92,699	$94,199

Other investment securities:
FHLB stock	$66,773	$—	$66,773	$—	$66,773
FRB stock	80,025	—	80,025	—	80,025
Trust preferred securities	13,197	—	12,197	1,000	13,197
Other investments	1,911	—	—	5,028	5,028

Total other investment securities	$161,906	$—	$158,995	$6,028	$165,023

Loans held-for-sale	$106,104	$—	$27,074	$87,862	$114,936
Loans not covered under loss sharing agreement with the FDIC	18,884,732	—	—	18,079,609	18,079,609
Loans covered under loss sharing agreements with the FDIC	2,460,589	—	—	2,947,909	2,947,909
FDIC loss share asset	542,454	—	—	481,420	481,420
Mortgage servicing rights	148,694	—	—	148,694	148,694
Derivatives	25,362	—	25,362	—	25,362

	December 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$17,333,090	$—	$17,333,090	$—	$17,333,090
Time deposits	7,474,445	—	7,512,683	—	7,512,683

Total deposits	$24,807,535	$—	$24,845,773	$—	$24,845,773

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,271,657	$—	$1,269,398	$—	$1,269,398

Total assets sold under agreements to repurchase	$1,271,657	$—	$1,269,398	$—	$1,269,398

Other short-term borrowings[2]	$21,200	$—	$20,200	$1,000	$21,200
Notes payable:
FHLB advances	802,198	—	814,877	—	814,877
Unsecured senior debt	450,000	—	460,530	—	460,530
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	379,400	—	379,400
Others	19,830	—	—	19,830	19,830

Total notes payable	$1,711,828	$—	$1,654,807	$19,830	$1,674,637

Derivatives	$23,032	$—	$23,032	$—	$23,032

Contingent consideration	$133,634	$—	$—	$133,634	$133,634

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,135,352	$—	$—	$1,716	$1,716
Letters of credit	49,182	—	—	486	486

[1]	Refer to Note 29 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 20 to the consolidated financial statements for the composition of short-term borrowings.

Note 31 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2015 and 2014:

	Quarters ended March 31,
(In thousands, except per share information)	2015	2014
Net income from continuing operations	$73,485	$66,504
Net income from discontinued operations	1,341	19,905
Preferred stock dividends	(930)	(931)

Net income applicable to common stock	$73,896	$85,478

Average common shares outstanding	102,939,928	102,799,752
Average potential dilutive common shares	196,381	398,350

Average common shares outstanding - assuming dilution	103,136,309	103,198,102

Basic EPS from continuing operations	$0.71	$0.64

Basic EPS from discontinued operations	$0.01	$0.19

Total Basic EPS	$0.72	$0.83

Diluted EPS from continuing operations	$0.71	$0.64

Diluted EPS from discontinued operations	$0.01	$0.19

Total Diluted EPS	$0.72	$0.83

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

For the quarter ended March 31, 2015, there were no antidilutive stock options outstanding (March 31, 2014 – 46,453).

Note 32 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2015	2014
Insurance fees	$12,041	$11,719
Credit card fees	16,149	16,083
Debit card fees	11,125	10,544
Sale and administration of investment products	5,930	6,457
Trust fees	4,602	4,463
Other fees	3,779	3,552

Total other service fees	$53,626	$52,818

Note 33 – FDIC loss share income (expense)

The caption of FDIC loss share income (expense) in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2015	2014
Amortization of loss share indemnification asset	$(27,316)	$(48,946)
80% mirror accounting on credit impairment losses[1]	8,246	15,090
80% mirror accounting on reimbursable expenses	21,545	12,745
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(2,619)	(4,392)
Change in true-up payment obligation	4,164	1,168
Other	119	129

Total FDIC loss share income (expense)	$4,139	$(24,206)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 34 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended March 31,		Benefit Restoration Plans Quarters ended March 31,
(In thousands)	2015	2014	2015	2014
Interest cost	$7,403	$7,461	$407	$415
Expected return on plan assets	(11,056)	(11,630)	(589)	(606)
Amortization of net loss	4,465	2,018	311	108

Total net periodic pension cost (benefit)	$812	$(2,151)	$129	$(83)

During the quarter ended March 31, 2015 the Corporation made a contribution to the benefit restoration plans of $43 thousand. The total contributions expected to be paid during the year 2015 for the pension and benefit restoration plans amount to approximately $173 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Quarters ended March 31,
(In thousands)	2015	2014
Service cost	$368	$364
Interest cost	1,589	1,712
Amortization of prior service cost	(950)	(950)
Amortization of net loss	249	—

Total postretirement cost	$1,256	$1,126

Contributions made to the postretirement benefit plan for the quarter ended March 31, 2015 amounted to approximately $1.2 million. The total contributions expected to be paid during the year 2015 for the postretirement benefit plan amount to approximately $5.8 million.

Note 35 – Stock-based compensation

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

There was no intrinsic value of options outstanding at March 31, 2014. As of March 31, 2015 all options outstanding expired.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	100,437	$253.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,640)	238.85

Outstanding at December 31, 2014	44,797	$272.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(44,797)	272.00

Outstanding at March 31, 2015	—	$—

There was no stock option expense recognized for the quarters ended March 31, 2015 and 2014.

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on 2014 was modified as follows, the first part ratably over four years commencing at the date of the grant and the second part is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The four year vesting part is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The restricted shares granted consistent with the requirements of the TARP Interim Final Rule vest in two years from grant date.

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	585,247	$21.16
Granted	365,831	29.86
Vested	(311,078)	19.02
Forfeited	(11,991)	29.33

Non-vested at December 31, 2014	628,009	$27.13
Granted	—	—
Vested	(105,874)	28.01
Forfeited	(19,305)	28.41

Non-vested at March 31, 2015	502,830	$26.90

During the quarter ended March 31, 2015, no shares of restricted stock (March 31, 2014 – 105,783) were awarded to management under the Incentive Plan. For 2014 all shares were awarded consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended March 31, 2015, the Corporation recognized $ 2.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.3 million (March 31, 2014 - $ 1.3 million, with a tax benefit of $ 0.4 million). For the quarter ended March 31, 2015, the fair market value of the restricted stock vested was $2.9 million at grant date and $3.5 million at vesting date. This triggers a windfall, net of shortfalls, of $0.2 million of which $69 thousand was recorded as a windfall pool in additional paid in capital. No windfall pool was recorded for the remaining $0.1 million due to the valuation allowance of the deferred tax asset. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2015 was $ 11.7 million and is expected to be recognized over a weighted-average period of 1.4 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	23,135	30.43
Vested	(23,135)	30.43
Forfeited	—	—

Non-vested at December 31, 2014	—	$—
Granted	2,643	32.16
Vested	(2,643)	32.16
Forfeited	—	—

Non-vested at March 31, 2015	—	$—

During the quarter ended March 31, 2015, the Corporation granted 2,643 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (March 31, 2014 – 3,085). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $16 thousand (March 31, 2014 - $0.1 million, with a tax benefit of $49 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2015 for directors was $ 85 thousand.

Note 36 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2015		March 31, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$41,361	39%	$35,010	39%
Net benefit of tax exempt interest income	(13,693)	(12)	(11,386)	(13)
Deferred tax asset valuation allowance	5,639	5	(6,972)	(8)
Non-deductible expenses	—	—	8,319	9
Difference in tax rates due to multiple jurisdictions	(1,609)	(3)	(6,195)	(7)
Effect of income subject to preferential tax rate	(2,471)	(1)	2,278	3
Others	3,341	3	2,210	3

Income tax expense	$32,568	31%	$23,264	26%

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	March 31, 2015	December 31, 2014
Deferred tax assets:
Tax credits available for carryforward	$12,730	$12,056
Net operating loss and other carryforward available	1,268,170	1,261,413
Postretirement and pension benefits	109,958	111,677
Deferred loan origination fees	7,396	7,720
Allowance for loan losses	696,577	710,666
Deferred gains	7,012	7,500
Accelerated depreciation	7,590	7,915
Intercompany deferred gains	2,707	2,988
Other temporary differences	25,519	27,755

Total gross deferred tax assets	2,137,659	2,149,690

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	38,877	37,804
FDIC-assisted transaction	83,380	81,335
Unrealized net gain on trading and available-for-sale securities	28,376	20,817
Other temporary differences	21,639	18,093

Total gross deferred tax liabilities	172,272	158,049

Valuation allowance	1,212,085	1,212,748

Net deferred tax asset	$753,302	$778,893

The net deferred tax asset shown in the table above at March 31, 2015 is reflected in the consolidated statements of financial condition as $788 million in net deferred tax assets in the “Other assets” caption (December 31, 2014 - $813 million) and $35 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2014 - $34 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporations maintains a valuation allowance on its deferred tax asset for the U.S. operations, since in consideration of the requirement of ASC 740 management considered that it is more likely than not that all of this deferred tax asset will not be realized. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland management evaluates and weights all available positive and negative evidence. The Corporation’s U.S. mainland operations are no longer in a cumulative loss position for the three-year period ended March 31, 2015 taking into account taxable income exclusive of reversing temporary differences (“adjusted book income”). This represents positive evidence within management’s evaluation. The book income for the years 2013, 2014 and for the quarter ended March 31,2015 was significantly impacted by a reversal of the loan loss provision due to the improved credit quality of the loan portfolios. In addition, the adjusted book income for the quarter ended March 31, 2015 was also significantly impacted by the incremental income resulting from the Doral Bank Transaction, which was effective as of February 27, 2015. This incremental income is considered additional positive evidence for management’s evaluation of the realization of the deferred tax asset. However this incremental income only reflected one month of operations, which is not enough data to create a trend in order to be considered objectively verifiable evidence. Also, the U.S. mainland operations did not report taxable income for the years 2011, 2012 and 2013, although it did report taxable income for the year ended December 31, 2014. Future realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under the tax law. The lack of a sustained level of taxable income together with the uncertainties regarding the estimated future normalized level of profitability including the Doral Bank Transaction incremental earnings and the impact of the restructuring plan represent strong negative evidence within management’s evaluation. This determination is updated each quarter and adjusted as any changes arise. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Corporation will not be able to realize any portion of the deferred tax assets related to the U.S. mainland operations, considering the criteria of ASC Topic 740. If the Corporation is able to meet its operating targets in the U.S. including the incremental earnings associated with the Doral Bank Transaction it would be considered additional positive evidence within management’s evaluation which could outweigh the negative evidence and result in the realization of a portion of the fully reserved deferred tax asset recorded at PCB.

At March 31, 2015, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $787 million net of the valuation allowance recorded in the Holding Company.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position for the three year period ended March 31, 2015. This is considered a strong piece of objectively verifiable positive evidence that out weights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss position for the three year period ended March 31, 2015. However, after the payment of TARP, the interest expense that will be paid on the $450 million subordinated notes which partially funded the repayment of TARP funds in 2014, bearing interest at 7%, is tax deductible contrary to the interest expense payable on the note issued to the U.S. Treasury under TARP. Based on this fact pattern the Holding Company is expecting to have losses for income tax purposes exclusive of reversing temporary differences. Since as required by ASC 740 the historical information should be supplemented by all currently available information about future years, the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance on the deferred tax asset was recorded during the year 2014.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2015	2014
Balance at January 1	$8.0	$9.8
Additions for tax positions -January through March	0.3	0.3
Reduction as a result of settlements - January through March	(0.5)	—

Balance at March 31	$7.8	$10.1

At March 31, 2015, the total amount of interest recognized in the statement of financial condition approximated $2.7 million (December 31, 2014 - $3.1 million). The total interest expense recognized at March 2015 was $143 thousand (December 31, 2014 - $540 thousand). Management determined that at March 31, 2015 and December 31, 2014 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $9.6 million at March 31, 2015 (December 31, 2014 - $9.8 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2015, the following years remain subject to examination in the U.S. Federal jurisdiction: 2011 and thereafter; and in the Puerto Rico jurisdiction, 2010 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $5.8 million.

Note 37 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2015 and March 31, 2014 are listed in the following table:

(In thousands)	March 31, 2015	March 31, 2014
Non-cash activities:
Loans transferred to other real estate	$30,802	$35,272
Loans transferred to other property	8,979	10,538

Total loans transferred to foreclosed assets	39,781	45,810
Transfers from loans held-in-portfolio to loans held-for-sale	10,839	29,896
Transfers from loans held-for-sale to loans held-in-portfolio	4,858	1,919
Loans securitized into investment securities[1]	203,414	228,515
Trades receivable from brokers and counterparties	112,287	74,603
Trades payable to brokers and counterparties	19,097	222,297
Recognition of mortgage servicing rights on securitizations or asset transfers	2,859	3,528

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

As previously disclosed in Note 4, Business Combination, on February 27, 2015, the Corporation’s Puerto Rico banking subsidiary, BPPR, in an alliance with co-bidders, including the Corporation’s U.S. mainland banking subsidiary, PCB, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver. As part of this transaction, BPPR received net cash proceeds of approximately $711 million for consideration of the assets and liabilities acquired.

Note 38 – Segment reporting

The Corporation’s corporate structure consists of two reportable segments – Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 5 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations in the second quarter of 2014, and the assets and liabilities of these regions were subsequently sold during the third and fourth quarters of 2014.

As indicated in Note 4 to the consolidated financial statements, Business Combination, on February 27, 2015, Banco Popular de Puerto Rico, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits of Doral Bank from the FDIC as receiver. The financial results for the first quarter of 2015 of both reportable segments include the results from the operations acquired as part of the Doral Bank transaction.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2015, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2015

For the quarter ended March 31, 2015
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$306,611	$52,101	$—
Provision for loan losses	42,237	(2,202)	—
Non-interest income	103,529	6,167	—
Amortization of intangibles	1,998	106	—
Depreciation expense	10,108	1,617	—
Other operating expenses	227,576	54,484	—
Income tax expense	37,448	937	—

Net income (loss)	$90,773	$3,326	$—

Segment assets	$28,803,521	$6,717,758	$(128,481)

For the quarter ended March 31, 2015
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$358,712	$(15,517)	$—	$343,195
Provision (reversal of provision) for loan losses	40,035	—	—	40,035
Non-interest income	109,696	5,643	(104)	115,235
Amortization of intangibles	2,104	—	—	2,104
Depreciation expense	11,725	194	—	11,919
Other operating expenses	282,061	16,990	(732)	298,319
Income tax expense (benefit)	38,385	(6,062)	245	32,568

Net income (loss)	$94,098	$(20,996)	$383	$73,485

Segment assets	$35,392,798	$4,905,585	$(4,673,543)	$35,624,840

2014

For the quarter ended March 31, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$327,870	$51,431	$—
Provision (reversal of provision) for loan losses	79,837	207	—
Non-interest income	68,089	10,602	—
Amortization of intangibles	1,824	202	—
Depreciation expense	9,498	1,721	—
Other operating expenses	209,839	37,992	—
Income tax expense	29,943	846	—

Net income	$65,018	$21,065	$—

For the quarter ended March 31, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$379,301	$(28,130)	$—	$351,171
Provision for loan losses	80,044	(208)	—	79,836
Non-interest income	78,691	17,408	(67)	96,032
Amortization of intangibles	2,026	—	—	2,026
Depreciation expense	11,219	157	—	11,376
Other operating expenses	247,831	17,076	(710)	264,197
Income tax expense (benefit)	30,789	(7,776)	251	23,264

Net income	$86,083	$(19,971)	$392	$66,504

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2015

For the quarter ended March 31, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$118,475	$186,252	$1,880	$4	$306,611
Provision for loan losses	(3,556)	45,793	—	—	42,237
Non-interest (expense) income	27,150	56,004	20,470	(95)	103,529
Amortization of intangibles	29	1,772	197	—	1,998
Depreciation expense	4,320	5,512	276	—	10,108
Other operating expenses	65,856	145,068	16,747	(95)	227,576
Income tax expense	26,053	9,778	1,617	—	37,448

Net income	$52,923	$34,333	$3,513	$4	$90,773

Segment assets	$10,056,505	$20,053,145	$486,998	$(1,793,127)	$28,803,521

2014

For the quarter ended March 31, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$136,460	$188,677	$2,733	$—	$327,870
Provision for loan losses	31,189	48,648	—	—	79,837
Non-interest income	7,684	37,979	22,444	(18)	68,089
Amortization of intangibles	1	1,709	114	—	1,824
Depreciation expense	3,899	5,312	287	—	9,498
Other operating expenses	56,439	137,601	15,817	(18)	209,839
Income tax expense	18,008	8,828	3,107	—	29,943

Net income	$34,608	$24,558	$5,852	$—	$65,018

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2015

For the quarter ended March 31, 2015
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$51,441	$660	$—	$52,101
Provision for loan losses	(1,655)	(547)	—	(2,202)
Non-interest income	5,813	354	—	6,167
Amortization of intangibles	106	—	—	106
Depreciation expense	1,617	—	—	1,617
Other operating expenses	53,912	572	—	54,484
Income tax expense	937	—	—	937

Net (loss) income	$2,337	$989	$—	$3,326

Segment assets	$7,432,512	$241,561	$(956,315)	$6,717,758

2014

For the quarter ended March 31, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$50,746	$685	$—	$51,431
Reversal of provision for loan losses	(8)	215	—	207
Non-interest income	10,493	109	—	10,602
Amortization of intangibles	202	—	—	202
Depreciation expense	1,721	—	—	1,721
Other operating expenses	37,458	534	—	37,992
Income tax expense	846	—	—	846

Net income	$21,020	$45	$—	$21,065

Geographic Information

	Quarter ended
(In thousands)	March 31, 2015	March 31, 2014
Revenues:[1]
Puerto Rico	$385,054	$357,037
United States	56,710	62,483
Other	16,666	27,683

Total consolidated revenues	$458,430	$447,203

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2015	December 31, 2014

Puerto Rico
Total assets	$27,646,641	$26,276,561
Loans	18,349,897	17,704,170
Deposits	21,395,931	20,365,445

United States
Total assets	$6,850,262	$5,689,604
Loans	4,504,157	3,568,564
Deposits	4,836,699	3,442,084

Other
Total assets	$1,127,937	$1,130,530
Loans	776,030	780,483
Deposits [1]	1,041,059	1,000,006

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 39 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to March 31, 2015.

As discussed in Note 4, on April 23, 2015, BPPR closed the acquisition of Ginnie Mae mortgage servicing rights, for a loan portfolio of approximately $2.7 billion in unpaid principal balance in connection with the Doral Bank Transaction. BPPR is in negotiations for the transfers of the Fannie Mae and Freddie Mac mortgage servicing rights which are expected to be completed during the second quarter of 2015.

Note 40 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2015 and December 31, 2014, and the results of their operations and cash flows for periods ended March 31, 2015 and 2014.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Popular International Bank, Inc. (“PIBI”) is a wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries Popular Insurance V.I., Inc. In July 2013, the Corporation completed the sale of Tarjetas y Transacciones en Red Tranred, C.A., which was a wholly owned subsidiary of PIBI prior to that date, became a direct wholly-owned subsidiary of PIHC after an internal reorganization. Since the internal reorganization, PIBI is no longer a bank holding company and is no longer a potential issuer of the Corporation’s debt securities. PIBI has no outstanding registered debt securities that would also be guaranteed by PIHC.

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At March 31, 2015, BPPR could have declared a dividend of approximately $402 million (December 31, 2014 - $542 million).

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2015
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$3,573	$606	$495,667	$(4,070)	$495,776
Money market investments	19,785	1,814	2,288,430	(2,814)	2,307,215
Trading account securities, at fair value	1,766	—	132,528	—	134,294
Investment securities available-for-sale, at fair value	239	—	5,548,464	—	5,548,703
Investment securities held-to-maturity, at amortized cost	—	—	101,595	—	101,595
Other investment securities, at lower of cost or realizable value	9,850	4,492	148,696	—	163,038
Investment in subsidiaries	4,995,835	1,369,517	—	(6,365,352)	—
Loans held-for-sale, at lower of cost or fair value	—	—	160,602	—	160,602

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	45,093	—	21,108,438	(43,384)	21,110,147
Loans covered under loss sharing agreements with the FDIC	—	—	2,456,552	—	2,456,552
Less - Unearned income	—	—	97,217	—	97,217
Allowance for loan losses	49	—	588,648	—	588,697

Total loans held-in-portfolio, net	45,044	—	22,879,125	(43,384)	22,880,785

FDIC loss share asset	—	—	409,844	—	409,844
Premises and equipment, net	2,558	—	489,733	—	492,291
Other real estate not covered under loss sharing agreements with the FDIC	98	—	128,072	—	128,170
Other real estate covered under loss sharing agreements with the FDIC	—	—	113,557	—	113,557
Accrued income receivable	132	31	129,558	(82)	129,639
Mortgage servicing assets, at fair value	—	—	149,024	—	149,024
Other assets	67,342	25,657	1,764,436	(14,501)	1,842,934
Goodwill	—	—	508,311	(1)	508,310
Other intangible assets	554	—	58,509	—	59,063

Total assets	$5,146,776	$1,402,117	$35,506,151	$(6,430,204)	$35,624,840

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,289,272	$(4,070)	$6,285,202
Interest bearing	—	—	20,991,301	(2,814)	20,988,487

Total deposits	—	—	27,280,573	(6,884)	27,273,689

Federal funds purchased and assets sold under agreements to repurchase	—	—	1,132,643	—	1,132,643
Other short-term borrowings	—	15,384	29,200	(43,384)	1,200
Notes payable	740,812	148,988	867,513	—	1,757,313
Other liabilities	28,844	4,235	1,062,895	(15,029)	1,080,945
Liabilities from discontinued operations	—	—	1,930	—	1,930

Total liabilities	769,656	168,607	30,374,754	(65,297)	31,247,720

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,037	2	56,307	(56,309)	1,037
Surplus	4,189,405	4,269,208	5,931,230	(10,191,911)	4,197,932
Retained earnings (accumulated deficit)	336,140	(3,044,927)	(662,460)	3,698,860	327,613
Treasury stock, at cost	(5,222)	—	—	—	(5,222)
Accumulated other comprehensive loss, net of tax	(194,400)	9,227	(193,680)	184,453	(194,400)

Total stockholders’ equity	4,377,120	1,233,510	5,131,397	(6,364,907)	4,377,120

Total liabilities and stockholders’ equity	$5,146,776	$1,402,117	$35,506,151	$(6,430,204)	$35,624,840

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$20,448	$608	$380,890	$(20,851)	$381,095
Money market investments	19,747	357	1,803,639	(1,357)	1,822,386
Trading account securities, at fair value	1,640	—	136,887	—	138,527
Investment securities available-for-sale, at fair value	231	—	5,314,928	—	5,315,159
Investment securities held-to-maturity, at amortized cost	—	—	103,170	—	103,170
Other investment securities, at lower of cost or realizable value	9,850	4,492	147,564	—	161,906
Investment in subsidiaries	4,878,866	1,353,616	—	(6,232,482)	—
Loans held-for-sale, at lower of cost or fair value	—	—	106,104	—	106,104

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	55,486	—	19,496,569	(53,769)	19,498,286
Loans covered under loss sharing agreements with the FDIC	—	—	2,542,662	—	2,542,662
Less - Unearned income	—	—	93,835	—	93,835
Allowance for loan losses	41	—	601,751	—	601,792

Total loans held-in-portfolio, net	55,445	—	21,343,645	(53,769)	21,345,321

FDIC loss share asset	—	—	542,454	—	542,454
Premises and equipment, net	2,512	—	492,069	—	494,581
Other real estate not covered under loss sharing agreements with the FDIC	90	—	135,410	—	135,500
Other real estate covered under loss sharing agreements with the FDIC	—	—	130,266	—	130,266
Accrued income receivable	75	112	121,657	(26)	121,818
Mortgage servicing assets, at fair value	—	—	148,694	—	148,694
Other assets	67,962	26,514	1,570,094	(18,127)	1,646,443
Goodwill	—	—	465,677	(1)	465,676
Other intangible assets	555	—	37,040	—	37,595

Total assets	$5,057,421	$1,385,699	$32,980,188	$(6,326,613)	$33,096,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,804,599	$(20,851)	$5,783,748
Interest bearing	—	—	19,025,144	(1,357)	19,023,787

Total deposits	—	—	24,829,743	(22,208)	24,807,535

Assets sold under agreements to repurchase	—	—	1,271,657	—	1,271,657
Other short-term borrowings	—	8,169	66,800	(53,769)	21,200
Notes payable	740,812	148,988	822,028	—	1,711,828
Other liabilities	49,226	6,872	974,147	(18,216)	1,012,029
Liabilities from discontinued operations	—	—	5,064	—	5,064

Total liabilities	790,038	164,029	27,969,439	(94,193)	28,829,313

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,036	2	56,307	(56,309)	1,036
Surplus	4,187,931	4,269,208	5,931,161	(10,191,842)	4,196,458
Retained earnings (accumulated deficit)	262,244	(3,043,476)	(747,702)	3,782,651	253,717
Treasury stock, at cost	(4,116)	—	(1)	—	(4,117)
Accumulated other comprehensive loss, net of tax	(229,872)	(4,064)	(229,016)	233,080	(229,872)

Total stockholders’ equity	4,267,383	1,221,670	5,010,749	(6,232,420)	4,267,382

Total liabilities and stockholders’ equity	$5,057,421	$1,385,699	$32,980,188	$(6,326,613)	$33,096,695

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Dividend income from subsidiaries	$1,500	$—	$—	$(1,500)	$—
Loans	140	—	355,613	(122)	355,631
Money market investments	2	2	1,444	(2)	1,446
Investment securities	143	81	30,077	—	30,301
Trading account securities	—	—	2,696	—	2,696

Total interest income	1,785	83	389,830	(1,624)	390,074

Interest expense:
Deposits	—	—	25,866	(2)	25,864
Short-term borrowings	—	101	1,755	(122)	1,734
Long-term debt	13,118	2,695	3,468	—	19,281

Total interest expense	13,118	2,796	31,089	(124)	46,879

Net interest (expense) income	(11,333)	(2,713)	358,741	(1,500)	343,195
Provision for loan losses- non-covered loans	—	—	29,711	—	29,711
Provision for loan losses- covered loans	—	—	10,324	—	10,324

Net interest (expense) income after provision for loan losses	(11,333)	(2,713)	318,706	(1,500)	303,160

Service charges on deposit accounts	—	—	39,017	—	39,017
Other service fees	—	—	53,714	(88)	53,626
Mortgage banking activities	—	—	12,852	—	12,852
Trading account profit	40	—	374	—	414
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(79)	—	(79)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,526)	—	(4,526)
FDIC loss share income	—	—	4,139	—	4,139
Other operating income	2,968	(828)	7,668	(16)	9,792

Total non-interest income (expense)	3,008	(828)	113,159	(104)	115,235

Operating expenses:
Personnel costs	11,908	—	104,550	—	116,458
Net occupancy expenses	980	—	20,729	—	21,709
Equipment expenses	545	—	12,866	—	13,411
Other taxes	(1,458)	—	10,032	—	8,574
Professional fees	2,774	410	72,432	(88)	75,528
Communications	117	—	6,059	—	6,176
Business promotion	436	—	10,377	—	10,813
FDIC deposit insurance	—	—	6,398	—	6,398
Other real estate owned (OREO) expenses	—	—	23,069	—	23,069
Other operating expenses	(16,935)	109	34,819	(644)	17,349
Amortization of intangibles	—	—	2,104	—	2,104
Restructuring cost	—	—	10,753	—	10,753

Total operating expenses	(1,633)	519	314,188	(732)	312,342

(Loss) income before income tax and equity in earnings of subsidiaries	(6,692)	(4,060)	117,677	(872)	106,053
Income tax expense	47	—	32,276	245	32,568

(Loss) income before equity in earnings of subsidiaries	(6,739)	(4,060)	85,401	(1,117)	73,485
Equity in undistributed earnings of subsidiaries	80,224	1,269	—	(81,493)	—

Income (loss) from continuing operations	73,485	(2,791)	85,401	(82,610)	73,485
Income from discontinued operations, net of tax	—	—	1,341	—	1,341
Equity in undistributed income of discontinued operations	1,341	1,341	—	(2,682)	—

Net income (loss)	$74,826	$(1,450)	$86,742	$(85,292)	$74,826

Comprehensive income, net of tax	$110,298	$11,841	$122,078	$(133,919)	$110,298

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$562	$—	$377,581	$(541)	$377,602
Money market investments	7	3	972	(9)	973
Investment securities	166	80	34,881	—	35,127
Trading account securities	—	—	5,257	—	5,257

Total interest income	735	83	418,691	(550)	418,959

Interest expense:
Deposits	—	—	26,860	(2)	26,858
Short-term borrowings	—	217	9,371	(548)	9,040
Long-term debt	26,054	2,707	3,129	—	31,890

Total interest expense	26,054	2,924	39,360	(550)	67,788

Net interest (expense) income	(25,319)	(2,841)	379,331	—	351,171
Provision for loan losses- non-covered loans	(208)	—	54,330	—	54,122
Provision for loan losses- covered loans	—	—	25,714	—	25,714

Net interest (expense) income after provision for loan losses	(25,111)	(2,841)	299,287	—	271,335

Service charges on deposit accounts	—	—	39,359	—	39,359
Other service fees	—	—	52,885	(67)	52,818
Mortgage banking activities	—	—	3,678	—	3,678
Trading account loss	21	—	1,956	—	1,977
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	4,393	—	4,393
Adjustments (expense) to indemnity reserves on loans sold	—	—	(10,347)	—	(10,347)
FDIC loss share expense	—	—	(24,206)	—	(24,206)
Other operating income	3,401	661	24,298	—	28,360

Total non-interest income	3,422	661	92,016	(67)	96,032

Operating expenses:
Personnel costs	8,309	—	95,992	—	104,301
Net occupancy expenses	932	—	20,428	—	21,360
Equipment expenses	941	—	10,471	—	11,412
Other taxes	184	—	13,479	—	13,663
Professional fees	3,046	1,004	63,016	(67)	66,999
Communications	127	—	6,558	—	6,685
Business promotion	411	—	10,975	—	11,386
FDIC deposit insurance	—	—	10,978	—	10,978
Other real estate owned (OREO) expenses	—	—	6,440	—	6,440
Other operating expenses	(13,768)	109	36,651	(643)	22,349
Amortization of intangibles	—	—	2,026	—	2,026

Total operating expenses	182	1,113	277,014	(710)	277,599

(Loss) income before income tax and equity in earnings of subsidiaries	(21,871)	(3,293)	114,289	643	89,768
Income tax (benefit) expense	(834)	—	23,847	251	23,264

(Loss) income before equity in earnings of subsidiaries	(21,037)	(3,293)	90,442	392	66,504
Equity in undistributed earnings of subsidiaries	87,541	17,692	—	(105,233)	—

Income from continuing operations	66,504	14,399	90,442	(104,841)	66,504
Income from discontinued operations, net of tax	—	—	19,905	—	19,905
Equity in undistributed earnings of discontinued operations	19,905	19,905	—	(39,810)	—

Net Income	$86,409	$34,304	$110,347	$(144,651)	$86,409

Comprehensive income, net of tax	$118,879	$45,871	$144,132	$(190,003)	$118,879

Condensed Consolidating Statement of Cash Flows (UNAUDITED)

	Quarter ended March 31, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:

Net income (loss)	$74,826	$(1,450)	$86,742	$(85,292)	$74,826

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(81,565)	(2,610)	—	84,175	—
Provision for loan losses	—	—	40,035	—	40,035
Amortization of intangibles	—	—	2,104	—	2,104
Depreciation and amortization of premises and equipment	194	—	11,725	—	11,919
Net accretion of discounts and amortization of premiums and deferred fees	—	—	(19,100)	—	(19,100)
Fair value adjustments on mortgage servicing rights	—	—	4,929	—	4,929
FDIC loss share income	—	—	(4,139)	—	(4,139)
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,526	—	4,526
Earnings from investments under the equity method	(2,968)	828	(161)	—	(2,301)
Deferred income tax expense	—	—	23,135	245	23,380
Loss (gain) on:
Disposition of premises and equipment	—	—	(978)	—	(978)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(7,222)	—	(7,222)
Sale of foreclosed assets, including write-downs	—	—	14,851	—	14,851
Acquisitions of loans held-for-sale	—	—	(121,929)	—	(121,929)
Proceeds from sale of loans held-for-sale	—	—	27,547	—	27,547
Net originations on loans held-for-sale	—	—	(179,604)	—	(179,604)
Net (increase) decrease in:
Trading securities	(126)	—	178,068	—	177,942
Accrued income receivable	(56)	81	(94)	56	(13)
Other assets	3,716	28	(27,900)	(3,871)	(28,027)
Net (decrease) increase in:
Interest payable	(7,875)	(2,629)	344	(56)	(10,216)
Pension and other postretirement benefits obligations	—	—	1,019	—	1,019
Other liabilities	(12,816)	(7)	(9,797)	3,243	(19,377)

Total adjustments	(101,496)	(4,309)	(62,641)	83,792	(84,654)

Net cash (used in) provided by operating activities	(26,670)	(5,759)	24,101	(1,500)	(9,828)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(38)	(1,457)	(484,791)	1,457	(484,829)
Purchases of investment securities:
Available-for-sale	—	—	(411,189)	—	(411,189)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(2,520)	—	(2,520)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	385,672	—	385,672
Held-to-maturity	—	—	2,231	—	2,231
Other	—	—	30,785	—	30,785
Proceeds from sale of investment securities:
Other	—	—	1,388	—	1,388
Net repayments on loans	10,392	—	154,788	(10,386)	154,794
Proceeds from sale of loans	—	—	19,127	—	19,127
Acquisition of loan portfolios	—	—	(49,510)	—	(49,510)
Net payments from FDIC under loss sharing agreements	—	—	132,265	—	132,265
Net cash received and acquired from business combination	—	—	711,051	—	711,051
Mortgage servicing rights purchased	—	—	(2,400)	—	(2,400)
Acquisition of premises and equipment	(242)	—	(9,989)	—	(10,231)
Proceeds from sale of:
Premises and equipment	3	—	3,090	—	3,093
Foreclosed assets	—	—	40,161	—	40,161

Net cash provided by (used in) investing activities	10,115	(1,457)	519,909	(8,929)	519,638

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	250,582	15,324	265,906
Federal funds purchased and assets sold under agreements to repurchase	—	—	(139,013)	—	(139,013)
Other short-term borrowings	—	7,214	(165,815)	10,386	(148,215)
Payments of notes payable	—	—	(419,487)	—	(419,487)
Proceeds from issuance of notes payable	—	—	46,000	—	46,000
Proceeds from issuance of common stock	1,405	—	—	—	1,405
Dividends paid to parent company	—	—	(1,500)	1,500	—
Dividends paid	(620)	—	—	—	(620)
Net payments for repurchase of common stock	(1,105)	—	—	—	(1,105)

Net cash (used in) provided by financing activities	(320)	7,214	(429,233)	27,210	(395,129)

Net (decrease) increase in cash and due from banks	(16,875)	(2)	114,777	16,781	114,681
Cash and due from banks at beginning of period	20,448	608	380,890	(20,851)	381,095

Cash and due from banks at end of period	$3,573	$606	$495,667	$(4,070)	$495,776

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, including residential mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank (“PCB”), operates branches in New York, New Jersey and Southern Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 38 to the consolidated financial statements presents information about the Corporation’s business segments. As of March 31, 2015, the Corporation had a 15.05% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended March 31, 2015, the Corporation recorded $3.2 million in earnings from its investment in EVERTEC, which had a carrying amount of $27.3 million as of the end of the quarter. Also, the Corporation had a 15.82% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2015 the Corporation recorded $3.5 million in earnings from its investment in BHD Leon, which had a carrying amount of $110.6 million, as of the end of the quarter.

OVERVIEW

Recent significant events

•	On February 27, 2015, BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and assumed all non-brokered deposits of Doral Bank (“Doral”) from the Federal Deposit Insurance Corporation (FDIC), as receiver (the “Doral Bank Transaction”).

Under the FDIC’s bidding format, BPPR was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits acquired by it and its alliance co-bidders. BPPR entered into back to back purchase and assumption agreements with the alliance co-bidders for the transferred assets and deposits that were not retained by BPPR. The other co-bidders other than PCB which formed part of the alliance led by BPPR were First Bank Puerto Rico, Centennial Bank, and a vehicle formed by J.C. Flowers III L.P. BPPR has entered into transition service agreements with each of the alliance co-bidders.

After taking into account the transfers to the unaffiliated alliance co-bidders, BPPR and PCB assumed deposits amounting to approximately $2.2 billion and acquired commercial and residential loans amounting to approximately $1.7 billion, substantially all of which were in performing status. Additionally, the acquisition included approximately $0.6 billion in investment securities, cash and other assets. There is no loss-sharing arrangement with the FDIC on the acquired assets.

On February 27, 2015, the FDIC, as receiver for Doral Bank, accepted BPPR’s bid for the purchase of the mortgage servicing rights related to approximately $5.0 billion in unpaid principal balance of residential mortgage loans, for a purchase price currently estimated at $48.6 million. The transfers of the mortgage servicing rights are subject to a number of specified closing conditions, including the consent of each of Ginnie Mae, Fannie Mae and Freddie Mac in a form acceptable to BPPR, and other customary closing conditions. On April 23, 2015, BPPR closed the acquisition of approximately $2.7 billion in Ginnie Mae mortgage servicing rights. BPPR is in negotiations for the transfers of the Fannie Mae and Freddie Mac mortgage servicing rights which are expected to be completed during the second quarter of 2015.

As a result of the Doral Bank Transaction, the Corporation recorded preliminary goodwill of approximately $43 million and a core deposit intangible asset of approximately $24 million. Refer to the statement of condition section of this MD&A for a detail of the assets and liabilities of the business acquired from Doral Bank, as part of the FDIC assisted transaction, as of March 31, 2015. Refer to Note 4, Business Combination, to the consolidated financial statements for additional information on the initial fair value estimates and goodwill recorded in connection with the Doral Bank Transaction.

•	The Corporation continues its centralization of certain back office operations of PCB in Puerto Rico and New York. The Corporation incurred $10.7 million in restructuring charges during the first quarter of 2015. The Corporation expect to incur an additional $12.7 million in restructuring charges during the year 2015.

As discussed in Note 5 to the consolidated financial statements, during the year 2014 the Company completed the sale of its U.S. regional operations in California, Illinois and Central Florida. Current and prior periods’ financial information covering income and expense amounts presented in this MD&A has been retrospectively adjusted for the impact of the discontinued operations of the U.S. operations for comparative purposes.

Financial highlights for the quarter ended March 31, 2015

•	For the quarter ended March 31, 2015, the Corporation recorded net income of $74.8 million. Excluding the impact of certain revenue and expense items directly associated with the Doral Bank Transaction, restructuring charges incurred related to the reorganization of the U.S. operations and the impact of discontinued operations the adjusted net income for the quarter was $90.3 million, compared to a net income of $86.4 million for the same quarter of the previous year. In connection with the Doral Bank Transaction the Corporation incurred in professional services, which were partially offset by fees charged for services provided to the alliance co-bidders, resulting in a net negative impact of $6.0 million in the results for the quarter. During the quarter ended March 31, 2015, the Corporation incurred $10.7 million in restructuring charges related to the reorganization of its U.S. operations and reflected income from its discontinued operations of $1.3 million.

•	Taxable equivalent net interest income was $364.2 million for the first quarter of 2015, compared to $369.3 million for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the first quarter of 2015 was 4.85% compared to 4.94% in the same quarter of 2014, a decrease of 9 basis points or approximately $5.0 million in net interest income. The decrease in net interest income and margin is mostly related to lower volume of covered loans and lower income from investment securities, partially offset by lower cost of borrowings due to the repayment of TARP funds during the third quarter of 2014, higher yield from commercial and construction loans and higher yield from consumer loans. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•	The provision for loan losses for the non-covered portfolio totaled $29.7 million for the quarter ended March 31, 2015, compared to $54.1 million for the same quarter of the previous year, a decrease of $24.4 million, reflecting improvements in credit quality. The provision for the covered portfolio amounted to $10.3 million for the first quarter of 2015, compared to $25.7 million for the same quarter of the previous year, a decrease of $15.4 million.

Non-performing loans held-in-portfolio, excluding covered loans, increased by $34.5 million during the first quarter of 2015 driven by $27.9 million from the failure and acquisition of Doral Bank. The annualized net charge-off ratio for the first quarter of 2015 was 0.72%, compared to 0.80% for the same quarter of the previous year. Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Non-interest income increased by $19.2 million during the quarter ended March 31, 2015, compared with the same quarter of the previous year. Excluding the impact of the $1.1 million in other income related to servicing the Doral Bank Transaction’s co-bidders assets during this quarter, non-interest income increased $18.1 million. The increase in adjusted non-interest income was principally due to:

•	a positive variance in the FDIC loss share income (expense) of $28.3 million

•	higher mortgage banking activities revenues by $9.2 million and

•	lower provision for loans sold with credit recourse by $5.8 million, partially offset by,

•	lower other operating income by $17.4 million driven by lower aggregated net earnings from investments accounted under the equity method

•	a negative variance in net gains (loss) on sale of loans by $4.5 million principally at the BPNA segment; and

•	lower trading account profit by $1.6 million mainly at the broker dealer business in Puerto Rico.

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses for the quarter ended March 31, 2015 increased by $ 34.7 million when compared with the same quarter of 2014. Excluding the impact of the Doral Transaction, described in the Operating Expenses section of this MD&A and the BPNA restructuring charges amounting to $10.7 million, operating expenses increased by $13.9 million. The increase was mainly due to:

•	Higher OREO expenses by $16.6 million due to higher write-downs and lower gains on sales of commercial properties at BPPR

•	Higher personnel cost by $9.7 million due to higher incentive compensation at BPPR and BPNA and higher pension costs at BPPR related to adjustments in actuarial assumptions, partially offset by

•	lower FDIC deposit insurance expense due to improvements in asset quality and earnings trends

•	lower other taxes due to the elimination of the Puerto Rico gross receipts tax and

•	lower sundry losses at BPPR and BPNA.

Refer to the Operating Expenses section of this MD&A for additional information.

•	Income tax expense amounted to $32.6 million for the quarter ended March 31,2015, compared with an income tax expense of $23.3 million for the same quarter of 2014. The increase in income tax expense was primarily due to higher income before tax on the Puerto Rico operations partially offset by higher net exempt interest income. As a result of the Doral Bank Transaction, the Corporation incurred expenses and recorded revenues, which resulted in a net decrease in the income tax expense of approximately $2.9 million. On an adjusted basis, the income tax expense for the first quarter of 2015 was $35.5 million.

•	Total assets were $35.6 billion at March 31, 2015 and $33.1 billion at December 31, 2014. Excluding the impact of the Doral Bank Transaction, total assets increased by approximately $0.3 million due to:

•	An increase of $485 million in money market investments due mostly to increases in liquidity at BPPR of $256 million and BPNA of $229 million.

•	An increase of $63 million in investment securities available-for-sale mainly due to a $125 million increase at BPPR mostly from MBS and government securities, which were partially offset by a decrease of $62 million at BPNA due to sales of agency securities and CMOs.

These increases were partially offset by:

•	A decrease of $133 million in the FDIC loss share asset mainly due to amortization, collections from the FDIC and recoveries on covered assets subject to reimbursement to the FDIC. Refer to Table O for the activity in the carrying amount of the FDIC indemnity asset

•	A decrease of $86 million in loans covered under loss sharing agreements with the FDIC due to the normal run-off of the portfolio.

•	Excluding approximately $2.1 billion in liabilities acquired from Doral, total liabilities increased by $319 million from the fourth quarter of 2014, driven by:

•	An increase of $439 million in deposits from both BPPR and BPNA.

offset by:

•	A decrease of $139 million in federal funds purchased and assets sold under agreements to repurchase, largely at BPNA by $215 million, which was partially offset by an increase at BPPR of $76 million.

•	Stockholders’ equity increased by $110 million from the fourth quarter of 2014, mainly as a result of net income for the quarter of $75 million, and a decrease in accumulated other comprehensive loss of $35 million. Capital ratios continued to be strong. The Corporation’s Common equity Tier 1 Capital ratio stood at 15.74% at March 31, 2015, while the tangible common equity ratio at March 31, 2015 was 10.72%. Refer to Table 18 for capital ratios and Table 19 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2015 and 2014.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2014 Annual Report, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial highlights

Financial Condition Highlights				Average for the First Quarter
(In thousands)	March 31, 2015	December 31, 2014	Variance	March 31, 2015	March 31, 2014	Variance
Money market investments	$2,307,215	$1,822,386	$484,829	$1,930,393	$1,314,838	$615,555
Investment and trading securities	5,947,630	5,718,762	228,868	5,836,371	6,251,167	(414,796)
Loans	23,630,084	22,053,217	1,576,867	22,504,974	22,603,530	(98,556)
Earning assets	31,884,929	29,594,365	2,290,564	30,271,738	30,169,535	102,203
Assets from discontinued operations	—	—	—	10	1,954,755	(1,954,745)
Total assets	35,624,840	33,096,695	2,528,145	33,806,058	36,196,323	(2,390,265)
Deposits*	27,273,689	24,807,535	2,466,154	25,585,108	24,549,507	1,035,601
Borrowings	2,891,156	3,004,685	(113,529)	2,876,718	3,867,834	(991,116)
Stockholders’ equity	4,377,120	4,267,382	109,738	4,321,095	4,739,141	(418,046)
Liabilities from discontinued operations	1,930	5,064	(3,134)	2,894	2,145,887	(2,142,993)

*	Average deposits exclude average derivatives.

Operating Highlights	First Quarter
(In thousands, except per share information)	2015	2014	Variance
Net interest income	$343,195	$351,171	$(7,976)
Provision for loan losses - non-covered loans	29,711	54,122	(24,411)
Provision for loan losses - covered loans	10,324	25,714	(15,390)
Non-interest income	115,235	96,032	19,203
Operating expenses	312,342	277,599	34,743

Income from continuing operations before income tax	106,053	89,768	16,285
Income tax expense	32,568	23,264	9,304

Income from continuing operations	$73,485	$66,504	$6,981
Income from discontinued operation, net of tax	$1,341	$19,905	$(18,564)
Net income	$74,826	$86,409	$(11,583)

Net income applicable to common stock	$73,896	$85,478	$(11,582)

Net income from continuing operations	$0.71	$0.64	$0.07

Net income from discontinued operations	$0.01	$0.19	$(0.18)

Net income per common share - Basic	$0.72	$0.83	$(0.11)

Net income from continuing operations	$0.71	$0.64	$0.07

Net income from discontinued operations	$0.01	$0.19	$(0.18)

Net income per common share - Diluted	$0.72	$0.83	$(0.11)

	First Quarter
Selected Statistical Information	2015	2014
Common Stock Data
Market price
High	$35.58	$31.50
Low	30.52	25.50
End	34.39	30.99
Book value per common share at period end	41.81	45.39
Profitability Ratios
Return on assets	0.90%	0.97%
Return on common equity	7.02	7.39
Net interest spread (taxable equivalent)	4.64	4.65
Net interest margin (taxable equivalent)	4.85	4.94
Capitalization Ratios
Average equity to average assets	12.78%	13.09%
Tier I capital	16.11	19.35
Total capital	18.71	20.62
Tier 1 leverage	11.80	13.07

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2014 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). Also, refer to Note 2 to the consolidated financial statements included in the 2014 Annual Report for a summary of the Corporation’s significant accounting policies.

Business Combination

The Corporation determined that the acquisition of certain assets and assumption of certain liabilities in connection with the Doral Bank Transaction constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Codification (“ASC”) Topic 805 “Business Combinations”. The assets and liabilities, both tangible and intangible, were initially recorded at their estimated fair values. Fair values were determined based on the requirements of FASB Codification Topic 820 “Fair Value Measurements”. These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair value becomes available. Acquisition-related costs are expensed as incurred. Refer to Note 3, Business Combination, for additional information of assets acquired and liabilities assumed in connection with this transaction.

Loans acquired as part of the Doral Bank Transaction

Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

Approximately $162 million in unpaid principal balance of residential mortgage loans acquired as part of the Doral Bank Transaction were considered impaired. Accordingly, the Corporation applied the guidance of ASC Subtopic 310-30. Under this guidance, the loans acquired from the FDIC were aggregated into pools based on similar characteristics, including factors such as loan type, interest rate type, accruing status, and amortization type. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

NET INTEREST INCOME

Net interest income on a taxable equivalent basis-Non-GAAP financial measure

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 2 for the quarter ended March 31, 2015 as compared with the same period in 2014, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by the Puerto Rico tax law. Under this law, the exempt interest can be deducted up to the amount of taxable income. Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and exempt sources. The increase in the taxable equivalent adjustment in the quarter ended March 31, 2015 as compared to the same quarter in 2014 is mainly due to a higher yield on loans to the Puerto Rico Public Sector, higher volume of US Treasury securities higher taxable equivalent yield on US Agency securities and higher exempt income from investments at the International Banking entities.

Average outstanding securities balances are based on amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter ended March 31, 2015 included a favorable impact, excluding the discount accretion on covered loans accounted for under Subtopic ASC 310-30, of $1.6 million, related to those items, compared with a favorable impact of $2.0 million in the same period in 2014.

Net interest margin, on a taxable equivalent basis, for the first quarter of 2015 was 4.85% compared to 4.94% in the same quarter of 2014, a decrease of 9 basis points or $5 million in net interest income. The decrease in net interest income/margin is mostly related to:

Negative variances:

•	Lower volume of covered loans as part of the normal portfolio run-off and lower yields, reflecting the impact on the quarterly recast process.

•	Lower interest income from investment and trading securities due to a decreased volume of collateralized mortgage obligations and lower mortgage backed securities related to a decline in mortgage loan origination activity.

Positive variances:

•	Lower cost of borrowings due to the early repayment of TARP funds, on July 2014, and the refinancing of US structured repos, partially offset by the issuance of $450 million Senior notes with an average cost of 7%, which were used to partially fund the repayment of TARP.

•	Higher yield from commercial loans due to new or repriced loans given at higher yields, particularly loans to the Puerto Rico Public Sector and the impact of interest income on loans acquired from Doral that carry a higher yield.

•	Higher interest income from consumer loans related to purchased loans at the end of the first quarter 2014 and higher volume of auto loans due to improved lending activity at Popular Auto.

•	A lower average cost of interest bearing deposits by four basis points, mainly from lower cost certificates on deposits and Individual Retirement Accounts as these mature and are renewed and substituted by lower rates; also lower volume of brokered CDs due to lower funding needs. Partially offsetting these positive impacts to interest expense is the increase in deposits at higher costs acquired from Doral.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Quarters ended March 31,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2015	2014	Variance	2015	2014	Variance		2015	2014	Variance	Rate	Volume
($ in millions)							(In thousands)

$1,930	$1,315	$615	0.30%	0.30%	—%	Money market investments	$1,447	$973	$474	$122	$352
5,637	5,837	(200)	2.67	2.82	(0.15)	Investment securities	37,643	41,117	(3,474)	(352)	(3,122)
200	414	(214)	6.77	5.88	0.89	Trading securities	3,344	5,998	(2,654)	799	(3,453)

7,767	7,566	201	2.19	2.55	(0.36)	Total money market, investment and trading securities	42,434	48,088	(5,654)	569	(6,223)

						Loans:
8,383	8,487	(104)	5.17	5.02	0.15	Commercial	106,887	105,129	1,758	3,053	(1,295)
435	186	249	5.67	10.54	(4.87)	Construction	6,076	4,837	1,239	(3,005)	4,244
569	544	25	7.01	7.57	(0.56)	Leasing	9,974	10,305	(331)	(792)	461
6,733	6,691	42	5.35	5.45	(0.10)	Mortgage	90,042	91,183	(1,141)	(1,709)	568
3,845	3,761	84	10.36	10.40	(0.04)	Consumer	98,249	96,433	1,816	287	1,529

19,965	19,669	296	6.29	6.32	(0.03)	Sub-total loans	311,228	307,887	3,341	(2,166)	5,507
2,540	2,934	(394)	9.14	11.18	(2.04)	Covered loans	57,431	81,098	(23,667)	(14,306)	(9,361)

22,505	22,603	(98)	6.62	6.95	(0.33)	Total loans	368,659	388,985	(20,326)	(16,472)	(3,854)

$30,272	$30,169	$103	5.48%	5.85%	(0.37)%	Total earning assets	$411,093	$437,073	$(25,980)	$(15,903)	$(10,077)

						Interest bearing deposits:
$4,983	$4,736	$247	0.34%	0.32%	0.02%	NOW and money market [1]	$4,219	$3,779	$440	$327	$113
6,892	6,691	201	0.23	0.22	0.01	Savings	3,924	3,559	365	270	95
7,747	7,538	209	0.93	1.05	(0.12)	Time deposits	17,721	19,520	(1,799)	(1,771)	(28)

19,622	18,965	657	0.53	0.57	(0.04)	Total deposits	25,864	26,858	(994)	(1,174)	180

1,114	2,306	(1,192)	0.63	1.59	(0.96)	Short-term borrowings	1,734	9,040	(7,306)	(4,363)	(2,943)
—	532	(532)	—	16.05	(16.05)	TARP funds [2]	—	21,331	(21,331)	—	(21,331)
1,763	1,030	733	4.39	4.12	0.27	Other medium and long-term debt	19,281	10,559	8,722	(985)	9,707

22,499	22,833	(334)	0.84	1.20	(0.36)	Total interest bearing liabilities	46,879	67,788	(20,909)	(6,522)	(14,387)

5,963	5,584	379				Non-interest bearing demand deposits
1,810	1,752	58				Other sources of funds

$30,272	$30,169	$103	0.63%	0.91%	(0.28)%	Total source of funds	46,879	67,788	(20,909)	(6,522)	(14,387)

			4.85%	4.94%	(0.09)%	Net interest margin

						Net interest income on a taxable equivalent basis	364,214	369,285	(5,071)	$(9,381)	$4,310
			4.64%	4.65%	(0.01)%	Net interest spread

						Taxable equivalent adjustment	21,019	18,114	2,905

						Net interest income	$343,195	$351,171	$(7,976)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $40.0 million for the quarter ended March 31, 2015, compared with $79.8 million for the quarter ended March 31, 2014.

The provision for loan losses for the non-covered loan portfolio totaled $29.7 million, compared to $54.1 million for the same quarter in 2014, a decrease of $24.4 million. The provision for loan losses for the non-covered loan portfolio at the BPPR segment decreased by $22.0 million mainly due to lower net charge-offs in the commercial and construction loan portfolios, partially offset by higher provision for the mortgage portfolio, reflective of the risk profile of this particular portfolio.

The provision for covered loan portfolio totaled $10.3 million in the first quarter of 2015, compared to $25.7 million for the same quarter in 2014, reflecting a decrease of $15.4 million mainly due to lower net charge-offs in the construction loan covered portfolio.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 3 for a breakdown on non-interest income by major categories for the quarters ended March 31, 2015 and 2014.

Table 3 - Non-interest income

	Quarters ended March 31,
(In thousands)	2015	2014	Variance
Service charges on deposit accounts	$39,017	$39,359	$(342)

Other service fees:
Insurance fees	12,041	11,719	322
Credit card fees	16,149	16,083	66
Debit card fees	11,125	10,544	581
Sale and administration of investment products	5,930	6,457	(527)
Trust fees	4,602	4,463	139
Other fees	3,779	3,552	227

Total other service fees	53,626	52,818	808

Mortgage banking activities	12,852	3,678	9,174
Trading account profit (loss)	414	1,977	(1,563)
Net (loss) gain on sale of loans, including valuation adjustment on loans held-for-sale	(79)	4,393	(4,472)
Adjustment (expense) to indemnity reserves on loans sold	(4,526)	(10,347)	5,821
FDIC loss share expense	4,139	(24,206)	28,345
Other operating income	9,792	28,360	(18,568)

Total non-interest income	$115,235	$96,032	$19,203

Table 4 - Mortgage Banking Activities

	Quarters ended March 31,
(In thousands)	2015	2014	Variance
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$12,248	$10,748	$1,500
Mortgage servicing rights fair value adjustments	(4,929)	(8,096)	3,167

Total mortgage servicing fees, net of fair value adjustments	7,319	2,652	4,667

Net gain on sale of loans, including valuation on loans	7,280	7,176	104

Trading account (loss):
Unrealized gains (losses) on outstanding derivative positions	17	(760)	777
Realized (losses) on closed derivative positions	(1,764)	(5,390)	3,626

Total trading account (loss) profit	(1,747)	(6,150)	4,403

Total mortgage banking activities	$12,852	$3,678	$9,174

Non-interest income increased by $19.2 million during the quarter ended March 31, 2015, compared with the same quarter of the previous year. Excluding the impact of the $1.1 million in other income related to servicing the Doral Acquisition‘s co-bidders assets during this quarter, non-interest income increased $18.1 million. The increase in adjusted non-interest income was principally due to:

•	Positive variance in the FDIC loss share income (expense) of $28.3 million mostly due to lower amortization of the indemnification asset of $21.6 million and higher mirror accounting on reimbursable expenses, partially offset by lower mirror accounting on credit impairment losses expenses. Refer to Table 6 for a breakdown of FDIC loss share income (expenses) by major categories;

•	Higher mortgage banking activities revenues by $9.2 million due to a favorable variance in realized gains/(losses) on closed derivative positions, a favorable variance in the valuation adjustment on mortgage servicing rights at the BPPR segment and higher mortgage servicing fees. Refer to Table 5 for details of mortgage banking activities; and

•	Positive variance in the adjustments to indemnity reserves on loans sold by $5.8 million mainly due to the reversal of $3.2 million in the indemnity reserve related to the bulk sale of non-performing assets completed during the first quarter of 2013 and lower provision on loans previously sold with recourse.

These favorable variances were partially offset by:

•	Lower other operating income by $19.7 million due to lower aggregated net earnings from investments accounted under the equity method, including a net gain of $6.5 million recorded during the first quarter of 2014 as a result of the acquisition of another financial institution completed by Centro Financiero BHD, the Corporation’s equity method investee based in the Dominican Republic;

•	Negative variance in net gains (loss) on sale of loans by $4.5 million principally at the BPNA segment primarily due to gains realized from individual commercial loan sales during the first quarter of 2014; and

•	Lower trading account profit by $1.6 million mainly at the broker dealer business in Puerto Rico mostly due to the unrealized losses on Puerto Rico municipalities obligations held in the trading account.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters ended March 31, 2015 and 2014.

Table 5 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended March 31,
(In thousands)	2015	2014
Interest income on covered loans	57,431	81,098

FDIC loss share income (expense):
Amortization of loss share indemnification asset	(27,316)	(48,946)
80% mirror accounting on credit impairment losses[1]	8,246	15,090
80% mirror accounting on reimbursable expenses	21,545	12,745
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(2,619)	(4,392)
Change in true-up payment obligation	4,164	1,168
Other	119	129

Total FDIC loss share income (expense)	4,139	(24,206)

Total revenues	61,570	56,892

Provision for loan losses	10,324	25,714

Total revenues less provision for loan losses	$51,246	$31,178

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended March 31,
(In millions)	2015	2014
Covered loans	$2,540	$2,934
FDIC loss share asset	429	899

Operating Expenses

Operating expenses for the quarter ended March 31, 2015 increased by $ 34.7 million when compared with the same quarter of 2014. Excluding the impact of the Doral Transaction, which included $1.1 million on fees charged for services provided to the alliance co-bidders, personnel cost of $2.4 million, building rent expense of $0.6 million and professional services of approximately $7.0 million and the BPNA restructuring charges amounting to $10.7 million, operating expenses increased by $13.9 million due to the following main factors:

•	Higher other real estate owned expenses by $16.6 million due to higher write-downs on commercial properties and lower gains on sale of commercial OREOs, mainly at BPPR.

•	Higher personnel cost by $9.7 million due to higher incentive compensation at BPPR and BPNA and higher pension costs at BPPR related to adjustments to the mortality table and discount rate used for actuarial assumptions.

These increases were partially offset by the following decreases:

•	Lower other taxes by $5.1 million due to the elimination of the Puerto Rico gross receipts tax.

•	Lower other operating expenses by $5.0 million due to lower sundry losses, at BPPR and BPNA.

•	Lower FDIC deposit insurance by $4.6 million mainly driven by improvements in the asset quality and earnings trends.

Table 6 - Operating Expenses

	Quarters ended March 31,
(In thousands)	2015	2014	Variance
Personnel costs:
Salaries	$72,394	$69,038	$3,356
Commissions, incentives and other bonuses	18,458	13,099	5,359
Pension, postretirement and medical insurance	12,013	8,701	3,312
Other personnel costs, including payroll taxes	13,593	13,463	130

Total personnel costs	116,458	104,301	12,157

Net occupancy expenses	21,709	21,360	349
Equipment expenses	13,411	11,412	1,999
Other taxes	8,574	13,663	(5,089)
Professional fees:
Collections, appraisals and other credit related fees	5,923	6,320	(397)
Programming, processing and other technology services	45,161	42,685	2,476
Other professional fees	24,444	17,994	6,450

Total professional fees	75,528	66,999	8,529

Communications	6,176	6,685	(509)
Business promotion	10,813	11,386	(573)
FDIC deposit insurance	6,398	10,978	(4,580)
Other real estate owned (OREO) expenses	23,069	6,440	16,629
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	4,821	5,196	(375)
Transportation and travel	1,739	1,590	149
Printing and supplies	819	690	129
Operational losses	3,249	5,535	(2,286)
All other	6,721	9,338	(2,617)

Total other operating expenses	17,349	22,349	(5,000)

Amortization of intangibles	2,104	2,026	78
Restructuring Cost	10,753	—	10,753

Total operating expenses	$312,342	$277,599	$34,743

INCOME TAXES

Income tax expense amounted to $32.6 million for the quarter ended March 31, 2015, compared with an income tax expense of $23.3 million for the same quarter of 2014. The increase in income tax expense was primarily due to higher income before tax on the Puerto Rico operations partially offset by higher net exempt interest income. As a result of the Doral Bank Transaction, the Corporation incurred expenses and recorded revenues, which resulted in a net decrease in the income tax expense of approximately $2.9 million. On an adjusted basis, the income tax expense for the first quarter of 2015 was $35.5 million.

The components of income tax expense for the quarters ended March 31, 2015 and 2014 are included in the following table:

Table 7 – Components of Income Tax Expense

	Quarters ended
	March 31, 2015		March 31, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$41,361	39%	$35,010	39%
Net benefit of tax exempt interest income	(13,693)	(12)	(11,386)	(13)
Deferred tax asset valuation allowance	5,639	5	(6,972)	(8)
Non-deductible expenses	—	—	8,319	9
Difference in tax rates due to multiple jurisdictions	(1,609)	(3)	(6,195)	(7)
Effect of income subject to preferential tax rate	(2,471)	(1)	2,278	3
Others	3,341	3	2,210	3

Income tax expense	$32,568	31%	$23,264	26%

Refer to Note 36 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of March 31, 2015.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 5 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations in the second quarter of 2014, and the assets and liabilities of these regions were subsequently sold during the third and fourth quarters of 2014.

As indicated in Note 4 to the consolidated financial statements, Business Combination, on February 27, 2015, Banco Popular de Puerto Rico, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits of Doral Bank from the FDIC as receiver. The financial results for the first quarter of 2015 of both reportable segments include the results from the operations acquired as part of the Doral Bank transaction.

A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 38 to the consolidated financial statements.

The Corporate group reported a net loss of $21.0 million for the quarter ended March 31, 2015, compared with a net loss of $20.0 million for the quarter ended March 31, 2014. The unfavorable variance was in part due to lower other operating income by $11.8 million, which was mainly driven by the net pre-tax gain of $6.5 million recorded during the first quarter of 2014 as a result of the acquisition completed by BHD, and higher personnel costs by $2.8 million due to executive incentive accruals, which was partially offset by lower long-term debt interest expense by $12.9 million as the March 31, 2014 results include interest expense from the TARP funds that were repaid in July 2014, which carried a yield of 16%, as compared to the interest of 7% from the Senior Notes issued in July 2014, issued to partially fund the repayment of TARP.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $90.8 million for the quarter ended March 31, 2015, compared with a net income of $65.0 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	lower net interest income by $21.3 million mostly due to:

•	a decrease of $23.7 million, or 204 basis points in income from loans mainly due to lower average balances of covered loans as part of the normal portfolio run-off and lower yields; and

•	a decrease of $2.6 million in income from trading account securities due mainly to lower levels by $214 million;

partially offset by:

•	an increase of $4.3 million in income from non-covered loans mainly from commercial, mortgage and consumer loans, largely due to higher volume of loans by $254 million.

The unfavorable net interest income variance was partially offset by a reduction of approximately $0.9 million in interest expense, mainly from short term borrowings due to lower average balances by $1.2 billion. The net interest margin was 5.00% for the quarter ended March 31, 2015, compared to 5.49% for the same period in 2014.

•	lower provision for loan losses by $37.4 million, $22.0 million from the non-covered portfolio and $15.4 million from the covered loans portfolio. The declines were predominantly driven by net charge-offs activity from the commercial and construction loan portfolios;

•	higher non-interest income by $35.4 million mainly due to:

•	positive variance in the FDIC loss share income (expense) of $28.3 million mostly due to lower amortization of the indemnification asset of $21.6 million and higher mirror accounting on reimbursable expenses, partially offset by lower mirror accounting on credit impairment losses expenses. Refer to Table 5 for a breakdown of FDIC loss share income (expenses) by major categories;

•	higher mortgage banking activities revenues by $9.3 million mainly due to lower realized losses on closed derivative positions by $3.6 million, a positive variance in the valuation adjustments for mortgage servicing rights by $3.2 million, and higher servicing fees by $1.5 million; and

•	positive variance in the adjustments to indemnity reserves on loans sold by $5.6 million mainly due to the reversal of $3.2 million in the indemnity reserve related to the bulk sale of non-performing assets completed during the first quarter of 2013 and lower provision on loans previously sold with recourse;

partially offset by:

•	lower other operating income by $6.7 million mainly due to a decrease of $5.6 million from net earnings from the equity investment in PR Asset Portfolio 2013.

•	higher operating expenses by $18.5 million mainly due to:

•	higher OREO expenses by $12.7 million due to higher write-downs on commercial properties and lower gains on sale of commercial OREOs;

•	higher personnel costs by $9.8 million due to incentive compensation and higher pension costs related to adjustments to the mortality table and discount rate used for actuarial assumptions; and

•	higher professional fees by $6.5 million largely due to costs incurred as part of the Doral Bank Transaction.

The negative variances in operating expenses detailed above were partially offset by:

•	lower FDIC deposit insurances expenses by $4.2 million resulting from improvements in assets quality and earnings trends;

•	lower other operating expenses by $4.7 million mainly due to lower sundry losses; and

•	lower other operating taxes by $3.5 million mainly due to the elimination of the Puerto Rico gross receipts tax.

•	higher income tax expense of $7.5 million due mainly to higher taxable income.

Banco Popular North America

For the quarter ended March 31, 2015, the reportable segment of Banco Popular North America reported net income from continuing operations of $3.3 million, compared with a net income $21.1 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	net interest income improved by $0.7 million, mainly due to lower interest expense from repos by $6.8 million as $638 million in high cost structured repos were cancelled in late 2014 and lower interest expense from deposits by $0.4 million, which was partially offset by lower interest income from MBS and CMOs by $4.1 million due to portfolio sales in 2014 following the sale of the regions classified as discontinued operations in 2014, and lower interest income from mortgage loans by $2.6 million due to lower average balances as a result of loan sales in late 2014 which included $40 million in non-conventional mortgage TDRs. Net interest margin was 3.82% compared to 3.41% for the same quarter of the previous year;

•	a favorable variance in the provision for loan losses by $2.4 million principally as a result of improved credit performance, which yielded $0.9 million in net recoveries during the first quarter of 2015 compared to net charge-offs of $2.8 million in the first quarter of 2014. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations corresponding to the BPNA reportable segment;

•	lower non-interest income by $4.4 million, mostly due to lower gains on sale of loans by $4.5 million due to lower volume of sales of non-performing commercial loans; and

•	higher operating expenses by $16.3 million, mainly due to $10.8 million in restructuring costs incurred during the first quarter of 2015, higher OREO expenses by $3.9 million mainly due to a write-down of $4.0 million from a commercial property, and higher professional fees by $3.0 million due in part to the Doral Bank Transaction.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $35.6 billion at March 31, 2015 and $33.1 billion at December 31, 2014. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $2.3 billion at March 31, 2015, compared to $1.8 billion at December 31, 2014. The increase in liquidity was at BPPR by $256 million and BPNA by $229 million.

Trading account securities amounted to $134 million at March 31, 2015, compared to $139 million at December 31, 2014. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.6 billion at March 31, 2015, compared with $5.4 billion at December 31, 2014. The increase in investment securities available-for-sale is mainly due to $170 million in securities acquired as part of the Doral Bank Transaction. Excluding the impact from the Doral Bank Transaction, investment securities available-for-sale increased by $63 million due to a $125 million increase at BPPR mostly from MBS and government securities, which were partially offset by a decrease of $62 million at BPNA due mainly to pay downs and maturities.

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

Table 8 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	March 31, 2015	December 31, 2014	Variance
U.S. Treasury securities	$784,274	$700,154	$84,120
Obligations of U.S. Government sponsored entities	1,502,134	1,724,973	(222,839)
Obligations of Puerto Rico, States and political subdivisions	157,368	163,285	(5,917)
Collateralized mortgage obligations	1,849,117	1,910,127	(61,010)
Mortgage-backed securities	1,342,373	904,362	438,011
Equity securities	2,631	2,622	9
Others	12,401	12,806	(405)

Total investment securities AFS and HTM	$5,650,298	$5,418,329	$231,969

Loans

Refer to Table 9, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 9. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. The loss share agreement applicable to commercial (including construction) and consumer loans provides for FDIC loss sharing for five years expiring at the end of the quarter ended June 30, 2015. Also, refer to Note 11 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $23.6 billion at March 31, 2015, compared to $22.1 billion at December 31, 2014. Excluding the balance at March 31, 2015 of $1.6 billion in loans acquired as part of the Doral Bank Transaction, the total loan portfolio decreased by $113 million mainly in the covered loan portfolio which decreased by $86 million due to the continuation of loan resolutions and the normal portfolio run-off.

Table 9 - Loans Ending Balances

(In thousands)	March 31, 2015	December 31, 2014	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$8,653,561	$8,134,267	$519,294
Construction	690,728	251,820	438,908
Legacy[1]	77,675	80,818	(3,143)
Lease financing	581,119	564,389	16,730
Mortgage	7,189,227	6,502,886	686,341
Consumer	3,820,620	3,870,271	(49,651)

Total non-covered loans held-in-portfolio	21,012,930	19,404,451	1,608,479

Loans covered under FDIC loss sharing agreements:
Commercial	1,571,147	1,614,781	(43,634)
Construction	57,825	70,336	(12,511)
Mortgage	795,477	822,986	(27,509)
Consumer	32,103	34,559	(2,456)

Total covered loans held-in-portfolio	2,456,552	2,542,662	(86,110)

Total loans held-in-portfolio	23,469,482	21,947,113	1,522,369

Loans held-for-sale:
Commercial	8,240	309	7,931
Legacy[1]	—	319	(319)
Mortgage	152,362	100,166	52,196
Consumer	—	5,310	(5,310)

Total loans held-for-sale	160,602	106,104	54,498

Total loans	$23,630,084	$22,053,217	$1,576,867

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $1.6 billion to $21.0 billion at March 31, 2015. Excluding the balance at March 31, 2015 of $1.6 billion loans acquired as part of the Doral Bank Transaction, non-covered loans held-in-portfolio decreased by $27 million, driven by a decrease of $110 million at BPPR, partially offset by an increase in BPNA of $83 million, driven by commercial loans which grew by $107 million, or 6%.

The loans held-for-sale portfolio reflected an increase of $54 million from December 31, 2014 to March 31, 2015; the increase was reflective of a higher volume of originations during the quarter from branches acquired from Doral Bank by approximately $17 million.

Covered loans

The covered loans portfolio amounted to $2.4 billion at March 31, 2015, compared to $2.5 billion at December 31, 2014. The decrease of $86 million was mainly due to loan resolutions and the normal portfolio run-off. Refer to Table 9 for a breakdown of the covered loans by major loan type categories. Tables 10 and 11 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 10 - Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2015	2014
Beginning balance	$2,444,172	$2,827,947
Accretion	55,697	79,118
Collections / charge-offs	(132,773)	(173,943)

Ending balance	$2,367,096	$2,733,122
Allowance for loan losses (ALLL)	(68,386)	(90,371)

Ending balance, net of ALLL	$2,298,710	$2,642,751

Table 11 - Activity in the Accretable Yield on Covered Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2015	2014
Beginning balance	$1,271,337	$1,309,205
Accretion [1]	(55,697)	(79,118)
Change in expected cash flows	43,308	(11,875)

Ending balance	$1,258,948	$1,218,212

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 12 sets forth the activity in the FDIC loss share asset for the quarters and three months ended March 31, 2015 and 2014.

Table 12 – Activity of Loss Share Asset

	Quarters ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$542,454	$909,414
Amortization of loss share indemnification asset	(27,316)	(48,946)
Credit impairment losses to be covered under loss sharing agreements	8,246	15,090
Reimbursable expenses	21,545	12,745
Net payments from FDIC under loss sharing agreements	(132,265)	(81,327)
Other adjustments attributable to FDIC loss sharing agreements	(2,820)	(8,516)

Balance at end of period	$409,844	$798,460

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

Table 13 - Activity in the Remaining FDIC Loss Share Asset Discount

	Quarters ended March 31,
(In thousands)	2015	2014
Balance at beginning of period[1]	$53,095	$103,691
Amortization of negative discount[2]	(27,316)	(48,946)
Impact of lower projected losses	12,908	16,889

Balance at end of period	$38,687	$71,634

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share income / expense.

The Corporation revises its expected cash flows and estimated credit losses on a quarterly basis. The lowered loss estimates requires the Corporation to amortize the loss share asset to its currently lower expected collectible balance, thus resulting in negative accretion. Due to the shorter life of the indemnity asset compared with the expected life of the covered loans, this negative accretion temporarily offsets the benefit of higher cash flows accounted through the accretable yield on the loans.

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At March 31, 2015, OREO decreased to $242 million from $266 million at December 31, 2014. Refer to Table 14 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 14 - Other Real Estate Owned Activity

	For the quarter ended March 31, 2015
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(5,887)	(1,372)	(9,395)	(1,282)	(17,936)
Additions	2,035	21,075	4,038	5,381	32,529
Sales	(9,427)	(13,086)	(9,464)	(5,822)	(37,799)
Other adjustments	(96)	(572)	—	(165)	(833)

Ending balance	$25,608	$102,562	$70,573	$42,984	$241,727

	For the quarter ended March 31, 2014
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(214)	(669)	(4,563)	(207)	(5,653)
Additions	4,668	14,883	13,194	4,491	37,236
Sales	(4,962)	(12,063)	(18,421)	(2,377)	(37,823)
Other adjustments	—	(179)	(92)	(1,285)	(1,556)

Ending balance	$48,141	$88,824	$110,333	$48,414	$295,712

Other assets

Table 15 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at March 31, 2015 and December 31, 2014.

Table 15 - Breakdown of Other Assets

(In thousands)	March 31, 2015	December 31, 2014	Variance
Net deferred tax assets (net of valuation allowance)	$788,105	$812,819	$(24,714)
Investments under the equity method	226,124	225,625	499
Prepaid FDIC insurance assessment	359	360	(1)
Prepaid taxes	186,173	198,120	(11,947)
Other prepaid expenses	82,926	83,719	(793)
Derivative assets	22,485	25,362	(2,877)
Trades receivable from brokers and counterparties	112,287	66,949	45,338
Contingent asset	57,643	—	57,643
Others	366,832	233,489	133,343

Total other assets	$1,842,934	$1,646,443	$196,491

Other assets include the estimated fair value of the contingent asset for the probable acquisition from the FDIC of approximately $57.6 million of mortgage servicing rights on three pools of residential mortgage loans of approximately $5 billion in unpaid principal balance. At March 31, 2015, these MSRs were subject to certain closing conditions, as indicated in Note 4, Business Combination, to the accompanying consolidated financial statements. Excluding the balance at March 31, 2015 of $183 million in other assets acquired as part of the Doral Bank Transaction, other assets increased by $13 million mainly due to a $45 million increase in trades receivables from brokers and counterparties, partially offset by decreases in net deferred tax asset of $25 million and prepaid taxes of $12 million.

Goodwill

Goodwill increased by $43 million from December 31, 2014 to March 31, 2015, due to the goodwill recorded as part of the Doral Bank Transaction.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2015 and December 31, 2014 is included in Table 16.

Table 16 - Financing to Total Assets

	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2015	2014	from 2014 to 2015	2015	2014
Non-interest bearing deposits	$6,285	$5,784	8.7%	17.7%	17.5%
Interest-bearing core deposits	16,809	14,775	13.8	47.2	44.6
Other interest-bearing deposits	4,180	4,249	(1.6)	11.7	12.8
Fed funds purchased and repurchase agreements	1,133	1,272	(10.9)	3.2	3.8
Other short-term borrowings	1	21	(95.2)	—	0.1
Notes payable	1,757	1,712	2.6	4.9	5.2
Other liabilities	1,081	1,012	6.8	3.0	3.1
Liabilities from discontinued operations	2	5	(60.0)	—	—
Stockholders’ equity	4,377	4,267	2.6	12.3	12.9

Deposits

The Corporation’s deposits totaled $27.3 billion at March 31, 2015 compared to $24.8 billion at December 31, 2014. Excluding the balance at March 31, 2015 of $2.0 billion in deposits acquired as part of the Doral Bank Transaction, deposits increased by $439 million due to increases of $220 million at BPPR largely due to higher commercial time deposits, government deposits and private management accounts, and of $219 million at BPNA mainly due to higher brokered deposits and government deposits. Refer to Table 17 for a breakdown of the Corporation’s deposits at March 31, 2015 and December 31, 2014.

Table 17 - Deposits Ending Balances

(In thousands)	March 31, 2015	December 31, 2014	Variance
Demand deposits [1]	$7,163,635	$6,606,060	$557,575
Savings, NOW and money market deposits (non-brokered)	10,932,870	10,320,782	612,088
Savings, NOW and money market deposits (brokered)	409,113	406,248	2,865
Time deposits (non-brokered)	7,243,414	5,960,401	1,283,013
Time deposits (brokered CDs)	1,524,657	1,514,044	10,613

Total deposits	$27,273,689	$24,807,535	$2,466,154

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $2.9 billion at March 31, 2015, compared to $3.0 billion at December 31, 2014. The decrease is mainly due to lower federal funds purchased by $100 million and lower repos by $39 million, offset by an increase in notes payable of $45 million due to advances with the Federal Home Loan Bank of New York. Refer to Note 20 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased from $1.0 billion at December 31, 2014 to $1.1 billion at March 31, 2015 largely due to $73 million in other liabilities related to the Doral Bank Transaction, of which approximately $48 million related to the probable acquisition of mortgage servicing rights, as discussed in Note 4 to the consolidated financial statements.

Stockholders’ Equity

Stockholders’ equity totaled $4.4 billion at March 31, 2015, compared with $4.3 billion at December 31, 2014. The increase resulted from the Corporation’s net income of $75 million for the three months ended March 31, 2015 and a decrease in accumulated other comprehensive loss of $35 million. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

On January 1, 2015, the Corporation, BPPR and BPNA became subject to Basel III capital requirements, including also revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets. As of March 31, 2015, the Corporation continues to exceed the well-capitalized adequacy requirements promulgated by the U.S. federal bank regulatory agencies.

Basel III capital rules require the phase out of non-qualifying Tier 1 capital instruments such as trust preferred securities. At March 31, 2015, the Corporation had $427 million in trust preferred securities outstanding, of which $320 million no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment. By January 1, 2016, all $427 million of its outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified to Tier 2 capital.

On January 1, 2015, the Corporation, as well as its banking subsidiaries, made the one-time permanent election to exclude the effects on regulatory capital computations of certain accumulated other comprehensive income (loss) (“AOCI”) items as permitted under the Basel III capital rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) requires banking institutions with total consolidated assets of more than $10 billion to conduct annual stress tests. Accordingly, on March 30, 2015, the Corporation submitted its annual stress test based on the scenarios prescribed by the Federal Reserve Board. The results of the stress test under the severely adverse scenario will be made public by June 30, 2015, in accordance with the Dodd-Frank Act.

Risk-based capital ratios presented in Table 18, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2015, are calculated based on the Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets. Capital ratios for December 31, 2014 were calculated based on the then applicable Basel I rules. Common equity tier 1 capital was not formally codified in the federal banking regulations in effect as of December 31, 2014; thus, common equity tier 1 capital presented in the table below as of year-end 2014 is considered a management internally-defined measurement. Since common equity tier 1 capital was not defined by GAAP or, unlike Tier 1 capital, codified in the Basel I federal banking regulations, it was considered a non-GAAP financial measure as of December 31, 2014.

Table 18 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2015	December 31, 2014
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$4,326,960	$4,217,222
AOCI related adjustments due to opt-out election	160,987	197,040
Goodwill, net of associated deferred tax liability (DTL)	(454,288)	(412,455)
Intangible assets, net of associated DTLs	(22,713)	(35,315)
Deferred tax assets and other deductions	(184,491)	(593,363)

Common equity tier 1 capital	$3,826,455	$3,373,129

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	106,651	426,602
Other additional tier 1 capital deductions	(67,652)	—

Additional tier 1 capital	$89,159	$476,762

Tier 1 capital	$3,915,614	$3,849,891

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	$319,952	$—
Other inclusions (deductions), net	311,409	272,347

Tier 2 capital	$631,361	$272,347

Total risk-based capital	$4,546,975	$4,122,238

Minimum total capital requirement to be well capitalized	$2,430,773	$2,123,390

Excess total capital over minimum well capitalized	$2,116,202	$1,998,848

Total risk-weighted assets	$24,307,729	$21,233,902

Total assets for leverage ratio	$33,177,714	$32,250,173

Risk-based capital ratios:
Common equity tier 1 capital	15.74%	15.89%
Tier 1 capital	16.11	18.13
Total capital	18.71	19.41
Tier 1 leverage	11.80	11.94

Rules adopted by the federal banking agencies, as applicable to the Corporation’s banking subsidiaries as of March 31, 2015, provide that a depository institution will be deemed to be well capitalized under prompt corrective action if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2015, BPPR and BPNA were well-capitalized under the regulatory framework for prompt corrective action.

The increase in total capital was mostly due to a favorable impact in the deferred tax asset deduction under the transitional Basel III capital rules as compared to the previous Basel I rules, which generally limited the amount allowed as capital for deferred tax assets that were dependable upon future taxable income. Also, the increase in total risk-based capital was due to earnings for the quarter and a reduction in the deduction for other intangible assets due to the Basel III transitional rules and despite the core deposit intangible booked for the Doral Bank acquisition. The favorable impact of these items was partially offset by a higher goodwill deduction as it relates to the Doral Bank acquisition.

The regulatory capital ratios declined despite the increase in regulatory capital mostly because of the increase in risk-weighted assets driven by the Doral Bank acquired assets and to particular assets and off-balance sheet items which are assigned a higher-risk-weight percentage under the Basel III rules, including, for example, certain exposures past due 90 days or more, high volatility commercial real estate loans and unused commitments with an original maturity of one year or less.

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

Table 19 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2015 and December 31, 2014.

Table 19 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2015	December 31, 2014
Total stockholders’ equity	$4,377,120	$4,267,382
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(508,310)	(465,676)
Less: Other intangibles	(59,063)	(37,595)

Total tangible common equity	$3,759,587	$3,713,951

Total assets	$35,624,840	$33,096,695
Less: Goodwill	(508,310)	(465,676)
Less: Other intangibles	(59,063)	(37,595)

Total tangible assets	$35,057,467	$32,593,424

Tangible common equity to tangible assets	10.72%	11.39%
Common shares outstanding at end of period	103,486,927	103,476,847
Tangible book value per common share	$36.33	$35.89

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

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2015, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $192 million at March 31, 2015 of which approximately 58% matures in 2015, 21% in 2016, 8% in 2017 and 13% thereafter.

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

Refer to Note 20 for a breakdown of long-term borrowings by maturity.

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

Table 20 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2015.

Table 20 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2015	Years 2016 - 2017	Years 2018 - 2019	Years 2020 - thereafter	Total
Commitments to extend credit	$6,206	$875	$170	$57	$7,308
Commercial letters of credit	2	—	—	—	2
Standby letters of credit	49	17	—	—	66
Commitments to originate or fund mortgage loans	20	7	—	—	27
Unfunded investment obligations	—	9	—	—	9

Total	$6,277	$908	$170	$57	$7,412

At March 31, 2015 and December 31, 2014, the Corporation maintained a reserve of approximately $11 million and $13 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 26 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At March 31, 2015, the Corporation serviced $2.1 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.1 billion at December 31, 2014. The Corporation has not sold any mortgage loan subject to credit recourse since 2010.

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

The following table presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 21 - Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	March 31, 2015	December 31, 2014
Total portfolio	$2,070,587	$2,138,705
Days past due:
30 days and over	$274,633	$302,992
90 days and over	$118,517	$129,590

As a percentage of total portfolio:
30 days past due or more	13.26%	14.17%
90 days past due or more	5.72%	6.06%

During the quarter ended March 31, 2015, the Corporation repurchased approximately $16 million, (unpaid principal balance) in mortgage loans subject to the credit recourse provisions, compared with $27 million, during the same period of 2014. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria that denote any specific trend or concentration of repurchases on any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At March 31, 2015, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $59 million, compared with $59 million at December 31, 2014.

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters ended March 31, 2015 and 2014.

Table 22 – Changes in Liability of Estimated Losses from Credit Recourse Agreements

	March 31,
(In thousands)	2015	2014
Balance as of beginning of period	$59,438	$41,463
Provision for recourse liability	6,500	11,042
Net charge-offs	(6,553)	(6,697)

Balance as of end of period	$59,385	$45,808

The provision for credit recourse liability decreased by $4.5 million during the three months ended March 31, 2015, when compared with the same period in 2014, due to certain enhancements in the estimated losses for credit recourse methodology at BPPR.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2015, the Corporation serviced $15.6 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $15.6 billion at December 31, 2014. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2015, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $31 million, compared with $23 million at March 31, 2014. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2015, there were no repurchases under representation and warranty arrangements. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

As discussed on Note 5 – Discontinued operations, on November 8, 2014, the Corporation completed the sale of the California regional operations. In connection with this transaction, the Corporation agreed to provide, subject to certain limitations, customary indemnification to the purchaser, including with respect to certain pre-closing liabilities and violations of representations and warranties. The Corporation also agreed to indemnify the purchaser for up to 1.5% of credit losses on transferred loans for a period of two years after the closing. Pursuant to this indemnification provision, the Corporation’s maximum exposure is approximately $16.0 million. The Corporation recognized a reserve of approximately $2.2 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. This reserve is included within the liabilities from discontinued operations.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except with respect to any claim asserted prior to such termination date. At March 31, 2015, the Corporation has a reserve balance of $2.8 million to cover claims received from the purchaser, which are currently being evaluated.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the quarter ended March 31, 2015, the Corporation released $3.2 million of this reserve based on an evaluation of claims received under this clause. At March 31, 2015, the Corporation has a reserve balance of $4.2 million to cover claims received from the purchaser, which are currently evaluated.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR during the quarters ended March 31, 2015 and 2014.

Table 23 – Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	March 31,
(In thousands)	2015	2014
Balance as of beginning of period	$15,959	$19,277
Additions for new sales	—	—
Net reversal of provision for representation and warranties	(1,901)	(1,064)
Net charge-offs	(14)	(1,389)

Balance as of end of period	$14,044	$16,824

In addition, at March 31, 2015, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At March 31, 2015 and December 31, 2014, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $5 million. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

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

The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s Risk Management Committee. In addition, the Risk Management Group independently monitors and reports adherence with established market and liquidity policies and recommends actions to enhance and strengthen controls surrounding interest, liquidity, and market risks. The ALCO meets mostly on a weekly basis and reviews the Corporation’s current and forecasted asset and liability levels as well as desired pricing strategies and other relevant financial management and interest rate and risks topics. Also, on a monthly basis the ALCO reviews various interest rate risk sensitivity metrics, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. Management utilizes various tools to assess IRR, including simulation modeling, static gap analysis, and Economic Value of Equity (“EVE”). The three methodologies complement each other and are used jointly in the evaluation of the Corporation’s IRR. Simulation modeling is prepared for a five year period, which in conjunction with the EVE analysis, provides Management a better view of long term IRR.

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

Management assesses interest rate risk by comparing various net interest income simulations under different interest rate scenarios that differ in direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, the types of rate scenarios processed during the year included economic most likely scenarios, flat rates, yield curve twists, + 200 and + 400 basis points parallel ramps and + 200 basis points parallel shocks. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

The asset and liability management group performs validation procedures on various assumptions used as part of the sensitivity analysis as well as validations of results on a monthly basis. In addition, the model and processes used to assess IRR are subject to third-party validations according to the guidelines established in the Model Governance and Validation policy. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage loans and mortgage-backed securities, estimates on the duration of the Corporation’s deposits and interest rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk simulations reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2016. Under a 200 basis points rising rate scenario, 2015 projected net interest income increases by $57 million, while under a 400 basis points rising rate scenario, 2015 projected net interest income increases by $101 million. These scenarios were compared against the Corporation’s flat or unchanged interest rates forecast scenario. Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future.

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

EVE sensitivity calculated using interest rate shock scenarios is estimated on a quarterly basis. The shock scenarios consist of a +/- 200 and 400 basis point parallel shocks. Management has defined limits for the increases/decreases in EVE sensitivity resulting from the shock scenarios.

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

The Corporation’s loan and investment portfolios are subject to prepayment risk, which results from the ability of a third-party to repay debt obligations prior to maturity. Prepayment risk also could have a significant impact on the duration of mortgage-backed securities and collateralized mortgage obligations, since prepayments could shorten (or lower prepayments could extend) the weighted average life of these portfolios.

Trading

The Corporation engages in trading activities in the ordinary course of business at its subsidiaries, Banco Popular de Puerto Rico (“BPPR”) and Popular Securities. Popular Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail securities brokerage business and purchases and sales of U.S. Government and government sponsored securities with the objective of realizing gains from expected short-term price movements. BPPR’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities classified as “trading” and hedging the related market risk with “TBA” (to-be-announced) market transactions. The objective is to derive spread income from the portfolio and not to benefit from short-term market movements. In addition, BPPR uses forward contracts or TBAs to hedge its securitization pipeline. Risks related to variations in interest rates and market volatility is hedged with TBAs that have characteristics similar to that of the forecasted security and its conversion timeline.

At March 31, 2015, the Corporation held trading securities with a fair value of $134 million, representing approximately 0.4% of the Corporation’s total assets, compared with $139 million and 0.4% at December 31, 2014. As shown in Table 24, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at March 31, 2015 were investment grade securities. As of March 31, 2015, the trading portfolio also included $8.6 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2014 - $9.9 million). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $0.4 million for the quarter ended March 31, 2015 and a trading account gain of $2.0 million for the quarter ended March 31, 2014. Table 24 provides the composition of the trading portfolio at March 31, 2015 and December 31, 2014.

Table 24 - Trading Portfolio

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$109,057	6.16%	$110,692	6.19%
Collateralized mortgage obligations	1,486	5.01	1,636	5.01
Puerto Rico government obligations	6,766	5.32	7,954	5.23
Interest-only strips	740	12.15	769	12.11
Other	16,245	2.24	17,476	3.26

Total	$134,294	5.66%	$138,527	5.78%

[1]	Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.6 million for the last week in March 2015. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 29 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At March 31, 2015, approximately $ 5.7 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At March 31, 2015, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 132 million of financial assets that were measured at fair value on a nonrecurring basis at March 31, 2015, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 21 million at March 31, 2015, of which $ 9 million were Level 3 assets and $ 12 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

There were no transfers from Level 2 to Level 3 and no transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2015. There were no transfers in and/or out of Level 1 during the quarter ended March 31, 2015. Refer to Note 29 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at March 31, 2015. Also, refer to the Critical Accounting Policies / Estimates in the 2014 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter ended March 31, 2015, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2015, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At March 31, 2015, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.7 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. At March 31, 2015, net unrealized gains on the trading securities approximated $6 million and net unrealized losses on available-for-sale investment securities portfolios approximated $ 43 million. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 149 million at March 31, 2015, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 15 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended March 31, 2015, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.1 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.1 million resulting from the Corporation’s own credit standing adjustment and a gain of $31 thousand from the assessment of the counterparties’ credit risk.

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

As discussed in Note 4 - Business Combinations, on February 27, 2015 the Corporation acquired certain assets and all deposits (except brokered deposits) from Doral Bank. This included approximately $ 1.7 billion in loans, approximately $ 173 million in securities available for sale and $ 2.2 billion in deposits.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 77% of the Corporation’s total assets at March 31, 2015, compared with 75% at December 31, 2014. The ratio of total ending loans to deposits was 87% at March 31, 2015, compared to 89% at December 31, 2014. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2015, these borrowings consisted primarily of $ 1.1 billion in assets sold under agreement to repurchase, $848 million in advances with the FHLB, $440 million in junior subordinated deferrable interest debentures related to trust preferred securities and $450 million in term notes issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 20 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A detailed description of the Corporation’s borrowings and available lines of credit, including its terms, is included in Note 20 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

Note 40 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 17 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 23.1 billion, or 85% of total deposits, at March 31, 2015, compared with $20.6 billion, or 83% of total deposits, at December 31, 2014. Core deposits financed 72% of the Corporation’s earning assets at March 31, 2015, compared with 69% at December 31, 2014.

Certificates of deposit with denominations of $100,000 and over at March 31, 2015 totaled $4.2 billion, or 16% of total deposits (December 31, 2014 - $3.3 billion, or 13% of total deposits). Their distribution by maturity at March 31, 2015 is presented in the table that follows:

Table 25 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,755,664
3 to 6 months	512,514
6 to 12 months	920,570
Over 12 months	1,047,010

Total	$4,235,758

At March 31, 2015 approximately 5% of the Corporation’s assets were financed by brokered deposits, as compared to 6% at December 31, 2014. The Corporation had $ 1.9 billion in brokered deposits at March 31, 2015 and December 31, 2014. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2015 and December 31, 2014, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.6 billion and $3.7 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $848 million at March 31, 2015 and $822 million at December 31, 2014. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At March 31, 2015 and December 31, 2014 the credit facilities authorized with the FHLB were collateralized by $ 4.5 billion in loans held-in-portfolio. Refer to Note 20 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At March 31, 2015 and December 31, 2014, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $2.1 billion which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At March 31, 2015 and December 31, 2014, this credit facility with the Fed was collateralized by $ 4.2 billion and $4.1 billion, respectively, in loans held-in-portfolio.

At March 31, 2015, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Westernbank FDIC-assisted Transaction and Impact on Liquidity

The effects of the loss sharing agreements on cash flows and operating results will depend primarily on the ability of the borrowers whose loans are covered by the loss sharing agreements to make payments over time and our ability to receive reimbursements for losses from the FDIC. As the loss sharing agreements are in effect for a period of ten years for one-to-four family loans and five years for commercial, construction and consumer loans (with periods commencing on April 30, 2010), changing economic conditions will likely impact the timing of future charge-offs and the resulting reimbursements from the FDIC. Management believes that any recapture of interest income and recognition of cash flows from the borrowers or received from the FDIC on the claims filed may be recognized unevenly over this period, as management exhausts its collection efforts under the Corporation’s normal practices.

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements. Please refer to the Legal Proceedings section of Note 26 to the consolidated financial statements and to Part II, Item 1A- Risk factors herein for a discussion of the settlement of a contractual dispute between BPPR and the FDIC which has impacted the timing of the payment of claims under the loss share agreements.

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

During the three months ended March 31, 2015, PIHC received $ 1.2 million in dividends from EVERTEC’s parent company. PIHC received $1.5 million in dividends from its non-banking subsidiaries.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $930 thousand for the three months ended March 31, 2015. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

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

Note 40 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the two BHC’s. The loans held-in-portfolio in such financial statements is principally associated with intercompany transactions.

The outstanding balance of notes payable at the BHC’s amounted to $890 million at March 31, 2015 and December 31, 2014. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at March 31, 2015 are presented in Table 26.

Table 26 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2015	$—
2016	—
2017	—
2018	—
2019	450,000
Later years	439,800

Total	889,800

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $ 2.8 billion at March 31, 2015 and $2.7 billion at December 31, 2014. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

Additional liquidity may be provided through loan maturities, prepayments and sales. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, have secondary markets which the Corporation could use.

Risks to Liquidity

Total lines of credit outstanding are not necessarily a measure of the total credit available on a continuing basis. Some of these lines could be subject to collateral requirements, standards of creditworthiness, leverage ratios and other regulatory requirements, among other factors. Derivatives, such as those embedded in long-term repurchase transactions or interest rate swaps, and off-balance sheet exposures, such as recourse, performance bonds or credit card arrangements, are subject to collateral requirements. As their fair value increases, the collateral requirements may increase, thereby reducing the balance of unpledged securities.

The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a deterioration in economic conditions in Puerto Rico, the credit quality of the Corporation could be affected and result in higher credit costs. The Puerto Rico economy continues to face various challenges, including significant pressures in some sectors of the residential real estate market. Refer to the Geographic and Government Risk section of this MD&A for some highlights on the current status of the Puerto Rico economy.

Factors that the Corporation does not control, such as the economic outlook and credit ratings of its principal markets and regulatory changes, could also affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms, such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the Fed.

The credit ratings of Popular’s debt obligations are a relevant factor for liquidity because they impact the Corporation’s ability to borrow in the capital markets, its cost and access to funding sources. Credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings. At the BHCs, the volume of capital market borrowings has declined substantially, as the non-banking lending businesses that it had historically funded have been shut down and the need to raise unsecured senior debt has been substantially reduced.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $20 million in deposits at March 31, 2015 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $8 million at March 31, 2015, with the Corporation providing collateral totaling $15 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $87 million at March 31, 2015. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 27.

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

Total non-performing non-covered assets were $802 million at March 31, 2015, increasing by $17 million, or 2% from December 31, 2014. Non-covered non-performing loans held-in-portfolio stand at $665 million, increasing by $34 million, or 5%, from December 31, 2014. The increase includes $28 million attributable to Doral Bank’s failure and acquisition, mostly comprised of $17 million of mortgage loans previously serviced by Doral under a servicing agreement that required Doral to advance principal and interest payments irrespective of borrower delinquencies, and $7 million of acquired commercial loans placed in NPL status following the acquisition. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, decreased to 3.16% at March 31, 2015 from 3.25% at December 31, 2014. The decrease in the ratio was primarily due to the impact of the Doral portfolio on the total loans base.

At March 31, 2015, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $511 million in the Puerto Rico operations and $25 million in the U.S. mainland operations. These figures compare to $482 million in the Puerto Rico operations and $35 million in the U.S. mainland operations at December 31, 2014. In addition to the non-performing loans included in Table 27, at March 31, 2015, there were $200 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $146 million at December 31, 2014.

Table 27 - Non-Performing Assets

(Dollars in thousands)	March 31, 2015	As a % of loans HIP by category [4]	December 31, 2014	As a % of loans HIP by category [4]
Commercial	$274,438	3.2%	$260,225	3.2%
Construction	13,214	1.9	13,812	5.5
Legacy [1]	2,288	2.9	1,545	1.9
Leasing	2,506	0.4	3,102	0.5
Mortgage	328,615	4.6	304,913	4.7
Consumer	43,892	1.1	46,886	1.2

Total non-performing loans held-in- portfolio, excluding covered loans	664,953	3.2%	630,483	3.3%
Non-performing loans held-for-sale [2]	8,404		18,899
Other real estate owned (“OREO”), excluding covered OREO	128,170		135,500

Total non-performing assets, excluding covered assets	$801,527		$784,882
Covered loans and OREO [3]	133,211		148,099

Total non-performing assets	$934,738		$932,981

Accruing loans past due 90 days or more[5] [6]	$451,035		$447,990

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.16%		3.25%
Allowance for loan losses to loans held-in-portfolio	2.46		2.68
Allowance for loan losses to non-performing loans, excluding held-for-sale	77.63		82.43
Ratios including covered loans:
Non-performing assets to total assets	2.62%		2.82%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.92		2.95
Allowance for loan losses to loans held-in-portfolio	2.51		2.74
Allowance for loan losses to non-performing loans, excluding held-for-sale	85.99		92.82

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist $225 thousand in mortgage loans and $8.2 million in commercial loans as of March 31, 2015 (December 31, 2014 - $14.0 million in mortgage loans, $309 thousand in commercial loans and $4.5 million in consumer loans).
[3]	The amount consists of $20 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $114 million in covered OREO as of March 31, 2015 (December 31, 2014 - $18 million and $130 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $2.5 billion in covered loans at March 31, 2015 (December 31, 2014 - 2.5 billion).
[5]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.5 billion at March 31, 2015 (December 31, 2014 - $0.5 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $134 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2015 (December 31, 2014 - $125 million). Furthermore, the Corporation has approximately $69 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2014 - $66 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Table 28 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2015
(Dollars in thousands)	BPPR	BPNA
Beginning balance	$567,351	$13,144
Plus:
New non-performing loans	135,267	15,262
Advances on existing non-performing loans	—	33
Less:
Non-performing loans transferred to OREO	(5,914)	—
Non-performing loans charged-off	(16,533)	(690)
Loans returned to accrual status / loan collections	(82,172)	(9,231)
Loans transferred to held-for-sale	—	2,038

Ending balance NPLs	$597,999	$20,556

Table 29 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2014
(Dollars in thousands)	BPPR	BPNA
Beginning balance	$410,594	$139,961
Plus:
New non-performing loans	183,147	22,814
Advances on existing non-performing loans	—	11
Less:
Non-performing loans transferred to OREO	(5,451)	(1,195)
Non-performing loans charged-off	(17,387)	(7,527)
Loans returned to accrual status / loan collections	(72,707)	(29,144)
Loans transferred to held-for-sale	—	(30,094)

Ending balance NPLs	$498,196	$94,826

For the quarter ended March 31, 2015, total non-performing loan inflows, excluding consumer loans, amounted to $151 million, a decrease of $55 million, or 27%, when compared to the inflows for the same quarter in 2014. Inflows of non-performing loans held-in-portfolio at the BPPR segment amounted to $135 million, a decrease of $48 million, or 26%, compared to the inflows for the first quarter of 2014. Inflows of non-performing loans held-in-portfolio at the BPNA segment amounted to $15 million, a decrease of $8 million, or 33%, compared to the inflows for the first quarter of 2014. These reductions were mostly concentrated in the commercial portfolios. Refer to the following table for more information on non-performing held-in-portfolio inflows, excluding consumer loans.

Refer to Table 30 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended March 31, 2015 and 2014.

Table 30 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended March 31,
	2015	2015	2015	2014	2014	2014
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$519,719	$82,073	$601,792	$538,463	$102,092	$640,555
Provision for loan losses - Continuing operations	29,711	10,324	40,035	54,122	25,714	79,836
Provision for loan losses - Discontinued operations	—	—	—	(6,764)	—	(6,764)

	549,430	92,397	641,827	585,821	127,806	713,627

Charged-offs:
Commercial	10,022	14,239	24,261	27,108	7,968	35,076
Construction	—	9,046	9,046	416	22,981	23,397
Leases	1,237	—	1,237	967	—	967
Legacy[1]	474	—	474	2,984	—	2,984
Mortgage	11,194	3,385	14,579	10,264	1,656	11,920
Consumer	32,217	—	32,217	34,272	(295)	33,977
Discontinued operations	—	—	—	4,452	—	4,452

	55,144	26,670	81,814	80,463	32,310	112,773

Recoveries:
Commercial	5,699	2,640	8,339	9,948	320	10,268
Construction	2,925	3,275	6,200	1,970	1,889	3,859
Leases	468	—	468	311	—	311
Legacy[1]	2,302	—	2,302	7,193	—	7,193
Mortgage	567	104	671	878	—	878
Consumer	7,297	727	8,024	6,920	68	6,988
Discontinued operations	—	—	—	9,997	—	9,997

	19,258	6,746	26,004	37,217	2,277	39,494

Net loans charged-offs (recovered):
Commercial	4,323	11,599	15,922	17,160	7,648	24,808
Construction	(2,925)	5,771	2,846	(1,554)	21,092	19,538
Leases	769	—	769	656	—	656
Legacy[1]	(1,828)	—	(1,828)	(4,209)	—	(4,209)
Mortgage	10,627	3,281	13,908	9,386	1,656	11,042
Consumer	24,920	(727)	24,193	27,352	(363)	26,989
Discontinued operations	—	—	—	(5,545)	—	(5,545)

	35,886	19,924	55,810	43,246	30,033	73,279

Net recoveries (write-downs)	2,680	—	2,680	—	—	—

Balance at end of period	$516,224	$72,473	$588,697	$542,575	$97,773	$640,348

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	0.72%		1.00%	0.80%		1.20%
Provision for loan losses to net charge-offs[2]	0.83x		0.72x	1.10x		1.00x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and net recoveries (write-down) related to loans sold during the quarter ended March 31, 2015.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2015 and 2014.

Table 31 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-Covered Loans)

	Quarters ended March 31,
	2015	2014
Commercial	0.21%	0.46%
Construction	(2.79)	(3.58)
Leases	0.54	0.48
Legacy	(9.23)	(9.50)
Mortgage	0.64	0.57
Consumer	2.59	2.87

Total annualized net charge-offs to average loans held-in-portfolio	0.72%	0.80%

Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.72% for the quarter ended March 31, 2015, down from 0.80% for the same period in 2014. Net charge-offs, excluding covered loans, for the quarter ended March 31, 2015, decreased by $7.4 million, compared to the quarter ended March 31, 2014, mostly driven by the commercial portfolio in the BPPR segment.

The Corporation maintained stable credit quality during the first quarter of 2015, in spite of the challenging economic conditions that persist in Puerto Rico, reflective of the improved risk profile of the loan portfolios and the result of strategic initiatives to reduce high risk assets executed by the Corporation over the past several years. These results were impacted by the addition of certain non-performing loans related to the failure and loan acquisition of Doral Bank. The US region continued to exhibit strong asset quality, with low levels of delinquencies and charge-offs.

The discussions in the sections that follow assess credit quality performance for the first quarter of 2015 for each of the Corporation’s non-covered loan portfolios, including $1.6 billion of Doral Bank acquired loans.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio were $274 million at March 31, 2015, compared with $260 million at December 31, 2014. The increase of $14 million, or 5%, from December 31, 2014 includes $9 million attributable to Doral Bank’s failure and loan acquisition. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio decreased to 3.17% at March 31, 2015 from 3.20% at December 31, 2014, primarily due to the impact of the Doral portfolio on the total loan base.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $7 million from December 31, 2014, of which $1 million were related to commercial loans acquired in the Doral acquisition. Commercial non-performing loans held-in-portfolio at the BPNA segment increased by $7 million from December 31, 2014, which stemmed from $7 million of acquired commercial loans placed in NPL status following the acquisition.

Tables 32 and 33 present the changes in the non-performing commercial loans held-in-portfolio for the quarters ended March 31, 2015 and 2014 for the BPPR (excluding covered loans) and BPNA segments.

Table 32 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2015
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$257,910	$2,315	$260,225
Plus:
New non-performing loans[1]	27,426	8,030	35,456
Less:
Non-performing loans transferred to OREO	(1,069)	—	(1,069)
Non-performing loans charged-off	(8,375)	(426)	(8,801)
Loans returned to accrual status / loan collections	(11,261)	(112)	(11,373)

Ending balance - NPLs	$264,631	$9,807	$274,438

[1]	New non-performing loans includes $1.2 million at BPPR and $7.4 million at BPNA from Doral Acquisition.

Table 33 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2014
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$186,097	$92,956	$279,053
Plus:
New non-performing loans	86,045	17,156	103,201
Advances on existing non-performing loans	—	6	6
Less:
Non-performing loans transferred to OREO	(3,700)	—	(3,700)
Non-performing loans charged-off	(10,278)	(4,092)	(14,370)
Loans returned to accrual status / loan collections	(12,233)	(14,934)	(27,167)
Loans in accrual status transfer to held-for-sale	—	(30,094)	(30,094)

Ending balance - NPLs	$245,931	$60,998	$306,929

For the quarter ended March 31, 2015, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $27 million, a decrease of $59 million, or 68%, when compared to inflows for the same period in 2014. The first quarter of 2014 included the addition of a $52 million single borrower which returned to accrual status during the fourth quarter of 2014. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $8 million, a decrease of $9 million, or 53%, compared to inflows for the same quarter in 2014. The reduction was driven by improvements in the underlying quality of the loan portfolio, in part offset by $7 million of Doral Bank loans placed in NPL status following the acquisition.

Table 34 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA segments.

Table 34 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Non-performing commercial loans	$264,631	$257,910	$9,807	$2,315	$274,438	$260,225
Non-performing commercial loans to commercial loans HIP	4.13%	4.05%	0.44%	0.13%	3.17%	3.20%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Commercial loan net charge-offs (recoveries)	$4,802	$15,173	$(479)	$(3,691)	$4,323	$11,482
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	0.30%	0.94%	(0.10)%	(0.41)%	0.21%	0.46%

There are two commercial loan relationships greater than $10 million in non-accrual status with an outstanding aggregate balance of $87 million at March 31, 2015, compared with two commercial loan relationships with an outstanding aggregate balance of $88 million at December 31, 2014.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, amounted to $4.3 million for the quarter ended March 31, 2015, compared to $11.5 million for the same period in 2014. The decline of $7.2 million, or 62%, for the quarter ended March 31, 2015, when compared with the same quarter in 2014, primarily reflects improvements in the risk profile of the portfolio and the result of initiatives taken by the Corporation to address problem loans. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.21% for the quarter ended March 31, 2015 from 0.46% for the quarter ended March 31, 2014.

Commercial loan net charge-offs in the BPPR segment amounted to $4.8 million for the quarter ended March 31, 2015, compared to $15.2 million for the quarter ended March 31, 2014. The decline of $10.4 million for the for the quarter ended March 31, 2015, when compared with the same period in 2014 was mainly reflective of the improved risk profile of the portfolio. Notwithstanding, Puerto Rico’s fiscal and economic conditions continue to present a challenging operating environment. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.30% for the quarter ended March 31, 2015 from 0.94% for the quarter ended March 31, 2014. For the quarter ended March 31, 2015, the charge-offs associated with collateral dependent impaired commercial loans amounted to approximately $4.3 million at the BPPR segment.

Commercial loan net charge-offs (recoveries) in the BPNA segment amounted to recoveries of $0.5 million for quarter ended March 31, 2015, compared to recoveries of $3.7 million for the quarter ended March 31, 2014. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio was (0.10%) for the quarter ended March 31, 2015, and (0.41%) for the quarter ended March 31, 2014. Low levels of net charge-offs reflect improvements in credit quality, further strengthened by the divestiture of its regional operations in California, Illinois, and Florida in the second half of 2014. For the quarter ended March 31, 2015, there were no charge-offs associated with collateral dependent impaired commercial loans from continuing operations at the BPNA segment.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $5.0 billion at March 31, 2015, of which $1.6 billion was secured with owner occupied properties, compared with $4.7 billion and $1.7 billion, respectively, at December 31, 2014. CRE non-performing loans, excluding covered loans, amounted to $134 million at March 31, 2015, compared with $129 million at December 31, 2014. The CRE non-performing loans ratios for the BPPR and BPNA segments were 3.62% and 0.08%, respectively, at March 31, 2015, compared with 3.60% and 0.07%, respectively, at December 31, 2014.

Construction loans

Non-covered non-performing construction loans held-in-portfolio amounted to $13 million at March 31, 2015, compared to $14 million at December 31, 2014, concentrated in the BPPR segment. Stable credit trends in the construction portfolio were the result of de-risking strategies executed by the Corporation over the past several years. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased to 1.91% at March 31, 2015 from 5.48% at December 31, 2014. The decrease was due mainly to the impact of $475 million of the Doral acquired construction portfolio on the total loan base.

Tables 35 and 36 present changes in non-performing construction loans held-in-portfolio for the quarters ended March 31, 2015 and 2014 for the BPPR (excluding covered loans) and BPNA segments.

Table 35 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2015
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$13,812	$—	$13,812
Plus:
New non-performing loans	456	—	456
Less:
Non-performing loans charged-off	—	—	—
Loans returned to accrual status / loan collections	(1,054)	—	(1,054)

Ending balance - NPLs	$13,214	$—	$13,214

Table 36 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2014
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$18,108	$5,663	$23,771
Plus:
New non-performing loans	7,960	—	7,960
Less:
Non-performing loans charged-off	(416)	—	(416)
Loans returned to accrual status / loan collections	(3,188)	(5,663)	(8,851)

Ending balance - NPLs	$22,464	$—	$22,464

For the quarter ended March 31, 2015, inflows of construction non-performing loans held-in-portfolio at the BPPR segment were minimal, amounting to $0.5 million, decreasing by $8 million when compared to additions for the quarter in 2014. There were no additions of construction non-performing loans held-in-portfolio at the BPNA segment during the first quarter of 2015.

There are no construction loan relationships greater than $10 million in non-performing status at March 31, 2015 and December 31, 2014.

Construction loan net charge-offs (recoveries), excluding net charge-offs for covered loans, amounted to recoveries of $2.9 million for the quarter ended March 31, 2015, compared to recoveries of $1.6 million for the quarter ended March 31, 2014. Construction loans annualized net charge-offs (recoveries) to average non-covered loans held-in-portfolio resulted in (2.79%) for the quarter ended March 31, 2015, compared to (3.58%) for the quarter ended March 31, 2014. For quarter ended March 31, 2015, there were no charge-offs associated with collateral dependent impaired construction loans in the BPPR and BPNA segments.

Table 37 provides information on construction non-performing loans and net charge-offs for the BPPR and BPNA (excluding the covered loan portfolio) segments.

Table 37 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Non-performing construction loans	$13,214	$13,812	$—	$—	$13,214	$13,812
Non-performing construction loans to construction loans HIP	13.39%	8.67%	—%	—%	1.91%	5.48%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Construction loan net charge-offs (recoveries)	$(2,925)	$(1,378)	$—	$(176)	$(2,925)	$(1,554)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(7.76)%	(3.78)%	—%	(2.56)%	(2.79)%	(3.58)%

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Legacy non-performing loans held-in-portfolio remained flat at $2 million at March 31, 2015 and December 31, 2014. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio increased to 2.95% at March 31, 2015 from 1.91% at December 31, 2014. This increase in the ratio was mostly related to the continued run-off of the legacy portfolio.

For the quarter ended March 31, 2015, additions to legacy loans in non-performing status amounted to $1 million, relatively flat when compared to the same period in 2014.

Tables 38 and 39 present the changes in non-performing legacy loans held in-portfolio.

Table 38 - Activity in Non-Performing Legacy Loans Held-In-Portfolio (Excluding Covered Loans)

For the quarter ended March 31, 2015
(In thousands)	BPNA
Beginning balance - NPLs	$1,545
Plus:
New non-performing loans	1,000
Advances on existing non-performing loans	33
Less:
Non-performing loans charged-off	(141)
Loans returned to accrual status / loan collections	(149)

Ending balance - NPLs	$2,288

Table 39 - Activity in Non-Performing Legacy Loans Held-In-Portfolio (Excluding Covered Loans)

For the quarter ended March 31, 2014
(Dollars in thousands)	BPNA
Beginning balance - NPLs	$15,050
Plus:
New non-performing loans	1,738
Advances on existing non-performing loans	5
Less:
Non-performing loans charged-off	(2,568)
Loans returned to accrual status / loan collections	(2,617)

Ending balance - NPLs	$11,608

In the loans held-in-portfolio, there was no legacy loan relationship greater than $10 million in non-accrual status at March 31, 2015 and December 31, 2014.

Legacy loan net charge-offs (recoveries) amounted to recoveries of $1.8 million for the quarter ended March 31, 2015, compared to recoveries of $4.9 million for the quarter ended March 31, 2014. Legacy loan net charge-offs (recoveries) to average non-covered loans held-in-portfolio was (9.23%) for the quarter ended March 31, 2015, compared to (9.50%) for the quarter ended March 31, 2014. For the quarter ended March 31, 2015, there were no charge-offs associated with collateral dependent legacy loans from continuing operations.

Low level of delinquencies and charge-offs was mainly driven by lower level of problem loans and the continued run-off of the portfolio.

Table 40 provides information on legacy non-performing loans and net charge-offs.

Table 40 - Non-Performing Legacy Loans and Net Charge-Offs

	BPNA
(Dollars in thousands)	March 31, 2015	December 31, 2014
Non-performing legacy loans	$2,288	$1,545
Non-performing legacy loans to legacy loans HIP	2.95%	1.91%

	BPNA
	For the quarters ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Legacy loan net charge-offs (recoveries)	$(1,828)	$(4,882)
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	(9.23)%	(9.50)%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $329 million at March 31, 2015, compared to $305 million at December 31, 2014. The increase of $24 million was mainly driven by an increase of $25 million in the BPPR segment, which included the addition of $17 million of loans previously serviced by Doral under servicing agreement that required Doral to advance principal and interest payments irrespective of borrower delinquencies. In addition Doral was required to repurchase or substitute delinquent loans. The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio decreased to 4.57% at March 31, 2015 from 4.69% at December 31, 2014. The decrease was due mainly to the impact of the Doral portfolio on the total loan base.

Tables 41 and 42 present changes in non-performing mortgage loans held-in-portfolio for the BPPR (excluding covered loans) and BPNA segments.

Table 41 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance - NPLs	$295,629	9,284	304,913
Plus:
New non-performing loans[1]	107,385	6,232	113,617
Less:
Non-performing loans transferred to OREO	(4,845)	—	(4,845)
Non-performing loans charged-off	(8,158)	(123)	(8,281)
Loans returned to accrual status / loan collections	(69,857)	(8,970)	(78,827)
Loans transferred to held-for-sale	—	2,038	2,038

Ending balance - NPLs	$320,154	$8,461	$328,615

[1]	New non-performing loans includes $16.6 million of loans previous serviced by Doral.

Table 42 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2014
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance - NPLs	$206,389	26,292	232,681
Plus:
New non-performing loans	89,142	3,920	93,062
Less:
Non-performing loans transferred to OREO	(1,751)	(1,195)	(2,946)
Non-performing loans charged-off	(6,693)	(867)	(7,560)
Loans returned to accrual status / loan collections	(57,286)	(5,930)	(63,216)

Ending balance - NPLs	$229,801	$22,220	$252,021

For the quarter ended March 31, 2015, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment amounted to $107 million, an increase of $18 million, when compared to inflows for the same period in 2014, mainly driven by the aforementioned addition of $17 million of loans previously serviced by Doral. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment amounted to $6 million, an increase of $2 million, when compared to inflows for the same period in 2014.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans, remained stable at $10.6 million for the quarter ended March 31, 2015, compared to $9.4 million for the quarter ended March 31, 2014. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio was 0.64% in the quarter ended March 31, 2015, compared to 0.57% for the quarter ended March 31, 2014. Net charge-off activity derived mainly from loans in the BPPR segment. Mortgage loan net charge-offs at the BPNA segment amounted to $0.2 million, or 0.06% of average mortgage loans held-in-portfolio on an annualized basis for the quarter ended March 31, 2015, reflective of the improved risk profile of the portfolio, further strengthened by the sale of certain non-performing and classified assets. For the quarter ended March 31, 2015, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $2.2 million in the BPPR segment.

Table 43 provides information on mortgage non-performing loans and net charge-offs for the BPPR and BPNA (excluding the covered loan portfolio).

Table 43 - Non-Performing Mortgage Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Non-performing mortgage loans	$320,154	$295,629	$8,461	$9,284	$328,615	$304,913
Non-performing mortgage loans to mortgage loans HIP	5.19%	5.42%	0.83%	0.88%	4.57%	4.69%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Mortgage loan net charge-offs	$10,473	$8,516	$154	$870	$10,627	$9,386
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.75%	0.63%	0.06%	0.28%	0.64%	0.57%

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio were $44 million at March 31, 2015, compared to $47 million at December 31, 2014. Consumer non-covered non-performing loans held-in-portfolio decreased by $3 million when compared to December 31, 2014, primarily as a result of a decrease of $3 million in the BPPR segment, mainly related to personal loans.

For the quarter ended March 31, 2015, the BPPR segment maintained stable inflows of consumer non-performing loans held-in-portfolio, increasing slightly by $0.5 million, or 2%, when compared to inflows for the same period of 2014. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment amounted to $4 million, a decrease of $2 million, or 32% compared to inflows for 2014.

The Corporation’s consumer loan net charge-offs, excluding covered loans, amounted to $24.9 million for the quarter ended March 31, 2015, compared to $28.2 million in the quarter ended March 31, 2014. The decrease of $3.2 million in consumer net charge-offs for the first quarter of 2015, when compared with the same period in 2014, was driven by a decrease of $3.9 million in the BPNA segment. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio was 2.59% for the quarter ended March 31, 2015, compared with 2.87% for the same period in 2014.

Table 44 provides information on consumer non-performing loans and net charge-offs by segments.

Table 44 - Non-Performing Consumer Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Non-performing consumer loans	$37,512	$40,930	$6,380	$5,956	$43,892	$46,886
Non-performing consumer loans to consumer loans HIP	1.12%	1.21%	1.36%	1.24%	1.15%	1.21%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Consumer loan net charge-offs	$23,653	$22,983	$1,267	$5,175	$24,920	$28,158
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.81%	2.77%	1.07%	3.40%	2.59%	2.87%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $82 thousand, or 0.15% of those particular average loan portfolios, at March 31, 2015, compared with $1.8 million, or 2.80%, at March 31, 2014. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at March 31, 2015 totaled $212 million with a related allowance for loan losses of $6 million, representing 3.04% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2014 totaled $220 million with a related allowance for loan losses of $6 million, representing 2.53% of that particular portfolio. At March 31, 2015, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $47 thousand and $232 thousand, respectively, representing 0.01% and 0.05%, respectively, of the consumer loan portfolio of the BPNA segment. At March 31, 2015, 47% are paying the minimum amount due on the home equity lines of credit. At March 31, 2015, the majority of the closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC amounted to $128 million at March 31, 2015, compared to $136 million at December 31, 2014. The decrease of $8 million was mainly related to a $12 million reduction in the BPNA segment as a result of a bulk sale.
Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $114 million at March 31, 2015, compared with $130 million at December 31, 2014. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the first quarter of 2015, the Corporation transferred $33 million of loans to other real estate, sold $38 million of foreclosed properties and recorded write-downs and other adjustments of approximately $19 million.

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

For commercial and construction other real estate properties at the BPPR segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 25% to 45%, including estimated cost to sell. For commercial and construction properties at the BPNA segment, the most typically applied collateral discount rate currently ranges from 10% to 40%, including cost to sell. This discount was determined based on an analysis of other real estate owned and loan sale transactions during a twelve month period, comparing net proceeds received by the lender relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

Currently, in the case of the BPPR segment, appraisals of residential properties were subject to downward adjustments of up to approximately 18%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated 10%, including cost to sell of 10%.

Troubled debt restructurings

The following tables present the loans classified as TDRs according to their accruing status at March 31, 2015 and December 31, 2014.

The Corporation’s TDR loans, excluding covered loans, totaled $1.2 billion at March 31, 2015, an increase of $46 million, or 4%, from December 31, 2014. TDRs in accruing status increased by $39 million from December 31, 2014, due to sustained borrower performance, while non-accruing TDRs increased by $7 million.

Table 45 - TDRs Non-Covered Loans

	March 31, 2015
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$169,883	$153,122	$323,005
Construction	309	4,919	5,228
Mortgage	578,709	122,674	701,383
Leases	2,125	799	2,924
Consumer	106,574	14,610	121,184

Total	$857,600	$296,124	$1,153,724

Table 46 - TDRs Non-Covered Loans

	December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$153,380	$150,069	$303,449
Construction	453	5,488	5,941
Mortgage	556,346	116,465	672,811
Leases	775	2,248	3,023
Consumer	107,530	14,848	122,378

Total	$818,484	$289,118	$1,107,602

Table 47 - TDRs Covered Loans

	March 31, 2015
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$2,632	$2,877	$5,509
Construction	—	2,336	2,336
Mortgage	4,174	5,195	9,369
Consumer	15	6	21

Total	$6,821	$10,414	$17,235

Table 48 - TDRs Covered Loans

	December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$1,689	$3,257	$4,946
Construction	—	2,419	2,419
Mortgage	3,629	3,990	7,619
Consumer	26	5	31

Total	$5,344	$9,671	$15,015

At March 31, 2015, the Corporation’s commercial loan TDRs, excluding covered loans, for the BPPR amounted to $323 million, of which $153 million were in non-performing status. The BPNA segment had no commercial TDRs as of March 31, 2015. This compares with $303 million for BPPR and $250 thousand for BPNA, respectively, of which $150 million and none were in non-performing status at December 31, 2014. The outstanding commitments for these commercial loan TDRs amounted to $4 million in the BPPR segment at March 31, 2015. Commercial loans that have been modified as part of loss mitigation efforts were evaluated individually for impairment, resulting in a specific reserve of $70 million for the BPPR segment at March 31, 2015, compared with $65 million at December 31, 2014.

At March 31, 2015, the Corporation’s construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $5 million, of which $5 million were in non-performing status. This compares with $6 million, of which $5 million were in non-performing status at December 31, 2014. The BPNA segment had no construction TDRs as of March 31, 2015. The outstanding commitments for these construction loan TDRs amounted to $1 million in the BPPR segment at March 31, 2015. These construction loan TDRs were individually evaluated for impairment resulting in a specific reserve of $158 thousand for the BPPR segment at March 31, 2015, compared with $363 thousand at December 31, 2014.

The Corporation’s had no legacy loans modifications at March 31, 2015 and December 31, 2014.

At March 31, 2015, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $696 million (including $369 million guaranteed by U.S. sponsored entities) and $5 million, respectively, of which $121 million and $2 million, respectively, were in non-performing status. This compares with $669 million (including $290 million guaranteed by U.S. sponsored entities) and $4 million, respectively, of which $115 million and $987 thousand were in non-performing status at December 31, 2014. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $42 million and $341 thousand for the BPPR and BPNA segments, respectively, at March 31, 2015, compared to $46 million and $273 thousand, respectively, at December 31, 2014.

At March 31, 2015, the consumer loan TDRs for the BPPR and BPNA segments amounted to $119 million and $2 million, respectively, of which $14 million and $180 thousand, respectively, were in non-performing status, compared with $120 million and $2 million, respectively, of which $15 million and $35 thousand, respectively, were in non-performing status at December 31, 2014. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $25 million and $381 thousand for the BPPR and BPNA segments, respectively, at March 31, 2015, compared with $28 million and $365 thousand, respectively, at December 31, 2014.

Refer to Note 12 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

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

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at March 31, 2015 and December 31, 2014 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 49 - Composition of ALLL

March 31, 2015
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$69,946	$158	$—	$687	$42,570	$25,604	$138,965
Impaired loans [1]	$417,377	$9,838	$—	$2,924	$450,612	$116,464	$997,215

Specific ALLL to impaired loans [1]	16.76%	1.61%	—%	23.50%	9.45%	21.98%	13.94%
General ALLL	$135,946	$3,286	$2,962	$6,521	$86,271	$142,273	$377,259
Loans held-in-portfolio, excluding impaired loans [1]	$8,236,184	$680,890	$77,675	$578,195	$6,738,615	$3,704,156	$20,015,715
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.65%	0.48%	3.81%	1.13%	1.28%	3.84%	1.88%
Total ALLL	$205,892	$3,444	$2,962	$7,208	$128,841	$167,877	$516,224
Total non-covered loans held-in-portfolio [1]	$8,653,561	$690,728	$77,675	$581,119	$7,189,227	$3,820,620	$21,012,930
ALLL to loans held-in-portfolio [1]	2.38%	0.50%	3.81%	1.24%	1.79%	4.39%	2.46%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2015, the general allowance on the covered loans amounted to $71.0 million, while specific reserve amounted to $1.5 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 50 - Composition of ALLL

December 31, 2014
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$64,736	$363	$—	$770	$46,111	$28,161	$140,141
Impaired loans [1]	$357,161	$13,268	$—	$3,023	$435,824	$117,732	$927,008
Specific ALLL to impaired loans [1]	18.13%	2.74%	—%	25.47%	10.58%	23.92%	15.12%
General ALLL	$146,501	$6,307	$2,944	$6,361	$77,211	$140,254	$379,578
Loans held-in-portfolio, excluding impaired loans [1]	$7,777,106	$238,552	$80,818	$561,366	$6,067,062	$3,752,539	$18,477,443
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.88%	2.64%	3.64%	1.13%	1.27%	3.74%	2.05%
Total ALLL	$211,237	$6,670	$2,944	$7,131	$123,322	$168,415	$519,719
Total non-covered loans held-in-portfolio [1]	$8,134,267	$251,820	$80,818	$564,389	$6,502,886	$3,870,271	$19,404,451
ALLL to loans held-in-portfolio [1]	2.60%	2.65%	3.64%	1.26%	1.90%	4.35%	2.68%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2014, the general allowance on the covered loans amounted to $82.1 million while the specific reserve amounted to $5 thousand.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At March 31, 2015, the allowance for loan losses, excluding covered loans, decreased slightly by approximately $4 million when compared with December 31, 2014, mainly driven by the BPPR commercial portfolio. The general and specific reserves related to the non-covered loans totaled $377 million and $139 million, respectively, compared with $380 million and $140 million, respectively, as of December 31, 2014. The ratio of the allowance for loan losses to loans held-in-portfolio decreased to 2.46% of non-covered loans held-in-portfolio at March 31, 2015, compared with 2.68% at December 31, 2014, mostly due to impact of the Doral Bank transaction’s acquired portfolio on the total loan base. Excluding the Doral Bank portfolio, the allowance to loans ratio remained stable at 2.66%. The ratio of the allowance to non-performing loans held-in-portfolio was 77.63% at March 31, 2015, compared with 82.43% at December 31, 2014. Excluding the impact of Doral related non-performing loans, the allowance to non-performing loans ratio remained relatively flat at 81.03%.

At March 31, 2015, the allowance for loan losses for non-covered loans at the BPPR segment totaled $484 million, or 2.92% of non-covered loans held-in-portfolio, compared with $489 million, or 3.07% of non-covered loans held-in-portfolio, at December 31, 2014. The decrease in the allowance was mostly prompted by lower reserves for the commercial and construction portfolios, offset by higher reserves for the mortgage portfolio. The ratio of the allowance to non-performing loans held-in-portfolio was 75.90% at March 31, 2015, compared with 80.00% at December 31, 2014. Excluding the impact of Doral related non-performing loans, the allowance to non-performing loans ratio remained relatively flat at 78.37%.

The allowance for loan losses at the BPNA segment increased slightly to $32 million, or 0.72% of loans held-in-portfolio, compared with $31 million, or 0.88% of loans held-in-portfolio, at December 31, 2014, driven by loan growth. The ratio of the allowance to non-performing loans held-in-portfolio was 118.60% at March 31, 2015, compared with 160.13% at December 31, 2014. The decrease in allowance coverage ratios was mainly related to the impact of the Doral portfolio. Excluding Doral, the previously referred ratios stood at 0.90% and 167.15%, respectively.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, amounted to $206 million, or 2.38% of that portfolio, at March 31, 2015, compared with $211 million, or 2.60%, at December 31, 2014. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $195 million, or 3.05% of non-covered commercial loans held-in-portfolio, at March 31, 2015, compared with $202 million, or 3.16%, at December 31, 2014. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio remained flat at $10 million at March 31, 2015, when compared to December 31, 2014. The allowance for loan losses for commercial loans held-in-portfolio at the BPNA segment was 0.46% of commercial loans held-in-portfolio, at March 31, 2015, compared with 0.55%, at December 31, 2014. The ratio of allowance to non-performing loans held-in-portfolio in the commercial loan category was 75.02% at March 31, 2015, compared with 81.18% at December 31, 2014. Excluding Doral non-performing loans, allowance to non-performing loans ratio was 77.45%.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, amounted to $3 million, or 0.50% of that portfolio, at March 31, 2015, compared with $7 million, or 2.65%, at December 31, 2014. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $2 million, or 1.62% of non-covered construction loans held-in-portfolio, at March 31, 2015, compared with $5 million, or 3.44%, at December 31, 2014. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $2 million, or 0.31% of construction loans held-in-portfolio, at March 31, 2015, compared with $1 million, or 1.28%, at December 31, 2014. The ratio of allowance to non-performing loans held-in portfolio in the construction loan category was 26.06% at March 31, 2015, compared with 48.29% at December 31, 2014. Stable allowance levels in the construction portfolio result from the de-risking strategies executed by the Corporation over the past several years.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $3 million, or 3.81% of that portfolio, at March 31, 2015, compared with $3 million, or 3.64%, at December 31, 2014. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 129.46% at March 31, 2015, compared with 190.55% at December 31, 2014.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $129 million, or 1.79% of that portfolio, at March 31, 2015, compared with $123 million, or 1.90%, at December 31, 2014. The decrease in the ratio was due to the impact of Doral Bank acquired mortgage loans in the loan base. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $127 million, or 2.05% of mortgage loans held-in-portfolio, excluding covered loans, at March 31, 2015, compared with $121 million, or 2.22%, respectively, at December 31, 2014. The increase was consistent with current credit quality trends, including higher non-performing loans. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio was unchanged at $2 million, or 0.22% of mortgage loans held-in-portfolio, at March 31, 2015, compared with $2 million, or 0.23%, at December 31, 2014. Low allowance levels corresponds the sale of certain classified loans, including mortgage TDRs and non-performing loans during 2014. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $1 million, or 0.43% of that particular loan portfolio, compared with $2 million, or 0.61%, at December 31, 2014. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

The allowance for loan losses for the consumer portfolio, excluding covered loans, was unchanged at $168 million, or 4.39% of that portfolio, at March 31, 2015, compared to $168 million, or 4.35%, at December 31, 2014. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment remained stable at $153 million, or 4.58% of that portfolio, at March 31, 2015, compared with $154 million, or 4.55%, at December 31, 2014. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $14 million, or 3.08% of consumer loans, at March 31, 2015, compared with $14 million, or 2.98%, at December 31, 2014.

The following table presents the Corporation’s recorded investment in non-covered loans that were considered impaired and the related valuation allowance at March 31, 2015 and December 31, 2014.

Table 51 - Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	March 31, 2015		December 31, 2014
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$900.6	$139.0	$831.5	$140.1
No valuation allowance required	96.6	—	95.5	—

Total impaired loans	$997.2	$139.0	$927.0	$140.1

With respect to the $97 million portfolio of the non-covered impaired loans for which no allowance for loan losses was required at March 31, 2015, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average non-covered impaired loans for the quarters ended March 31, 2015 and March 31, 2014 were $962.1 million and $927.6 million, respectively. The Corporation recognized interest income on non-covered impaired loans of $12.2 million and $7.5 million for the quarters ended March 31, 2015 and 2014, respectively.

The following tables set forth the activity in the specific reserves for non-covered impaired loans for the quarters ended March 31, 2015 and 2014.

Table 52 - Activity in Specific ALLL for the Quarter Ended March 31, 2015

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$64,736	$363	$46,111	$—	$28,161	$770	$140,141
Provision for impaired loans	9,483	(205)	(1,221)	—	1,238	(62)	9,233
Less: Net charge-offs	(4,273)	—	(2,320)	—	(3,795)	(21)	(10,409)

Specific allowance for loan losses at March 31, 2015	$69,946	$158	$42,570	$—	$25,604	$687	$138,965

Table 53 - Activity in Specific ALLL for the Quarter Ended March 31, 2014

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$16,409	$177	$55,667	$—	$30,200	$1,053	$103,506
Provision for impaired loans	22,424	482	348	—	1,112	(381)	23,985
Less: Net charge-offs	(7,941)	(416)	(2,099)	—	(1,899)	—	(12,355)

Specific allowance for loan losses at March 31, 2014	$30,892	$243	$53,916	$—	$29,413	$672	$115,136

For the quarter ended March 31, 2015, total net charge-offs for individually evaluated impaired loans amounted to approximately $10.4 million, of which $10.3 million pertained to the BPPR segment and $115 thousand to the BPNA segment. Most of these net charge-offs were related to the commercial loan portfolio.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 25% to 45% (including costs to sell). At March 31, 2015, the weighted average discount rate for the BPPR segment was 25%.

For commercial and construction loans at the BPNA segment, downward adjustments to the collateral value currently range from 10% to 40% (including costs to sell) depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the collateral property, less estimated costs to sell, is charged-off. For this purpose, the Corporation requests third-party Broker Price Opinion of Value “BPOs” of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR segment, BPOs of the subject collateral properties are currently subject to downward adjustment of up to approximately 30%, including cost to sell of 5%. In the case of the U.S. mortgage loan portfolio, a 10% haircut is taken, which includes costs to sell.

Discount rates discussed above, including costs to sell, are validated twice a year and may change from time to time based on market conditions.

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2015.

Table 54 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

March 31, 2015
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	143	$361,307	15%
Construction	5	7,075	68

[1]	Based on outstanding balance of total impaired loans.

December 31, 2014
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	140	$303,128	12%
Construction	6	10,693	79

[1]	Based on outstanding balance of total impaired loans.

At March 31, 2015, the Corporation accounted for $5 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Table 55 - Impaired Construction Loans Relied Upon “As is” or “As Developed”

March 31, 2015
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	7	$5,124	52%	2	$4,714	48%	85%

December 31, 2014
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	7	$7,653	58%	2	$5,616	42%	87%

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $72 million at March 31, 2015, compared to $82 million at December 31, 2014. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $68 million at March 31, 2015, compared with $79 million at December 31, 2014; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $4 million at March 31, 2015 and $3 million at December 31, 2014.

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

Geographic and government risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 38 to the consolidated financial statements. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.9% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014. Although the forecast for fiscal years 2015 and 2016 has not been made public, gross national product for fiscal year 2015 is expected to decrease, based on available monthly economic indicators. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is a coincident indicator of ongoing economic activity, reflected a 1.6% year-over-year reduction for February 2015, after showing a 2.5% year-over-year reduction for January 2015.

The Commonwealth of Puerto Rico (the “Commonwealth”) has experienced and continues to experience significant budget deficits, which have been historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. Following the downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings (as described below), the Commonwealth’s ability to finance future budget deficits is expected to be very limited in the near future.

The Government currently projects that fiscal year 2015 will end with a budget deficit of $191 million, as a result of an estimated revenue shortfall of $651 million that it expects to be partially offset by certain one-time revenue and expense measures. There is no assurance, however, that the proposed measures, even if successfully implemented, will generate the increases in revenues or reductions in expenditures that are currently projected. In addition, it is possible that material expenses may have been incurred but not yet identified, thus resulting in additional expenses not considered in current projections. The Executive Branch has said that it continues to evaluate additional measures that may be necessary to cover the budget deficit.

The Commonwealth is currently working on a budget for fiscal year 2016, which, according to information publicly available, will start from a revenue base below that of fiscal year 2015 due to the revenue shortfall described above and the exclusion of various non-recurring items (estimated at approximately $810 million) from fiscal year 2015. In addition to the lower revenue base, the Commonwealth will have to address approximately $1.1 billion in additional expenditures in fiscal year 2016, including additional debt service requirements.

In addition, the Commonwealth’s and GDB’s liquidity is significantly strained. GDB is currently projected to have insufficient liquidity to meet its legal reserve requirement by the first quarter of fiscal year 2016 and may be unable to support the operations and liquidity needs of the Commonwealth, its public corporations and instrumentalities and municipalities. In that scenario, the Commonwealth may also be unable to obtain intra-year short-term financing for fiscal year 2016 through the issuance of Tax Revenue Anticipation Notes (“TRANs”). The Commonwealth currently projects that absent TRANs financing, the Commonwealth would deplete its cash resources in full during the first quarter of fiscal year 2016, even after considering the implementation of extraordinary short-term administrative measures to conserve cash. The Government has stated that the Commonwealth and GDB may be unable to honor all of their obligations as they come due and that the Commonwealth may also be unable to fund all necessary governmental programs and services if it does not have sufficient access to the capital markets or alternative sources of financing to satisfy its liquidity needs, or as a result of its fiscal challenges. Although the Executive Branch continues to consider significant expense reduction measures in addition to those already identified and is evaluating alternate revenue measures in order to submit a balanced budget for fiscal year 2016, the Commonwealth has also indicated that it may need to implement administrative and emergency measures in fiscal year 2016 and thereafter, which may include a moratorium on the payment of debt service, a debt adjustment, or other actions affecting creditors’ rights.

In order to address the fiscal challenges described above, on February 10, 2015, the Governor announced a proposal for a comprehensive tax reform that would include replacing the current 7% sales and use tax with a 16% value-added tax, while significantly lowering income taxes. The proposed bill was introduced on February 11, 2015. The Puerto Rico Treasury Department projected that the tax reform, if approved as proposed, would have generated approximately $1.2 billion in additional recurring revenues to the General Fund. On April 29, 2015, after intense public debate, a substitute bill introduced at the House of Representatives that included, among other things, lower substitute rates for the value added tax, was voted down at the House of Representatives.

Following the failure to approve the proposed tax reform, the Executive Branch has announced that it is considering significant expense reduction measures and is evaluating alternate revenue measures in order to submit a balanced budget for fiscal year 2016. It is currently uncertain whether such measures will be successful.

The Commonwealth’s public corporations and instrumentalities are also facing fiscal challenges. On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted.

In July 2014, certain holders of PREPA bonds and an investment manager, on behalf of funds which hold PREPA bonds, filed separate lawsuits in the United States District Court for the District of Puerto Rico (the “District Court”) seeking a declaratory judgment that the Recovery Act violates several provisions of the United States Constitution. The District Court consolidated the actions. On February 6, 2015, the District Court issued an opinion and order declaring the Recovery Act unconstitutional and stating that it was preempted by the federal Bankruptcy Code. The District Court permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth filed an expedited appeal before the United States Court of Appeals for the First Circuit. Oral arguments were held on May 6, 2015.

On February 11, 2015, the Puerto Rico Resident Commissioner introduced a bill in the U.S. Congress that would empower the government of Puerto Rico to authorize Puerto Rico municipalities and public corporations to restructure their debt obligations under Chapter 9 of the United States Bankruptcy Code. The Commonwealth and GDB have expressed their support for this amendment to the United States Bankruptcy Code. On February 26, 2015, public hearings were held to consider the bill. At this time it is unclear if and when the bill will be approved and, if it is approved, whether its effects will be retroactive or not.

Since February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) have lowered their ratings on the General Obligation bonds of the Commonwealth and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalyst, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and the GDB and their ability to access the capital markets. Currently, the Commonwealth’s general obligation ratings are as follows: S&P, ‘CCC+’, Moody’s, ‘Caaa1’, and Fitch, ‘B’.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If global or local economic conditions worsen or the Government is unable to access the capital markets, manage its fiscal problems in an orderly manner and honor its obligations as they come due, those adverse effects could continue or worsen in ways that we are not able to predict. Any reduction in consumer spending as a result of these issues may also adversely impact our non-interest revenues.

At March 31, 2015, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $995 million, of which approximately $813 million is outstanding ($1.0 billion and $811 million, respectively, at December 31, 2014). Of the amount outstanding, $698 million consists of loans and $ 115 million are securities ($ 689 million and $ 122 million, respectively, at December 31, 2014). Of the loans outstanding, $336 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($ 336 million at December 31, 2014). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 477 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($475 million at December 31, 2014). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. The Corporation performs periodic credit quality reviews on these issuers. Table 56 has a summary of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities.

Table 56 - Direct Exposure to the Puerto Rico Government

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government	$49,286	$20,000	$69,286	$179,559
Government Development Bank (GDB)	6,111	100,000	106,111	106,111
Public Corporations:
Puerto Rico Aqueduct and Sewer Authority	487	85,000	85,487	116,177
Puerto Rico Electric Power Authority	20	74,993	75,013	75,013
Puerto Rico Highways and Transportation Authority	4	—	4	4
Other	—	—	—	1,500
Municipalities	58,660	418,405	477,065	516,305

Total Direct Government Exposure	$114,568	$698,398	$812,966	$994,669

In addition, at March 31, 2015, the Corporation had $376 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($370 million at December 31, 2014). These included $296 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2014 - $289 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $49 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $31 million of industrial development notes ($49 million and $32 million, respectively, at December 31, 2014).

On October 10, 2014, GDB entered into a note purchase, revolving credit and term loan agreement with a syndicate of banks and other financial institutions providing for the issuance of up to $900 million of GDB short-term senior notes, guaranteed by the Commonwealth, the proceeds of which will be used to fund the purchase of an equal amount of TRANs of the Commonwealth. The TRANs, which also serve as collateral for the GDB notes, provide intra-year financing to the central Government to address timing differences between expected disbursements and receipts of taxes and revenues for fiscal year 2015. The GDB notes and the related Commonwealth’s tax and revenue anticipation notes mature on June 30, 2015. As of May 1, 2015, $500 million of TRANs remain outstanding, with $55.6 million payable to BPPR. Of the four remaining scheduled principal payments due under the facility, two in the amount of $11.1 million each are payable on May 15, 2015 and June 15, 2015, and two of $16.7 million each on May 29, 2015 and June 30, 2015, respectively, to BPPR.

As further detailed in Notes 9 and 10 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $903 million of residential mortgages and $116 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2015. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2014 Annual Report.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 26, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A - Risk Factors” in our 2014 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2014 Annual Report.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2014 Annual Report, except for the risks described below.

The risks described in our 2014 Annual Report and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

Weakness in the economy and in the real estate market in our geographic footprint has adversely impacted and may continue to adversely impact us.

Popular is exposed to geographical and government risk. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.9% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014. Although the forecast for fiscal years 2015 and 2016 has not been made public, gross national product for fiscal year 2015 is expected to decrease, based on available monthly economic indicators. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is a coincident indicator of ongoing economic activity, reflected a 1.6% year-over-year reduction for February 2015, after showing a 2.5% year-over-year reduction for January 2015.

This persistent contraction or minimal growth has had an adverse effect on employment. A reduction in total employment began in the fourth quarter of fiscal year 2007 (ending June 30, 2007) and has continued consistently through fiscal year 2014 (ending June 30, 2014) due to the current recession and contractionary fiscal adjustment measures. According to the Household Survey (conducted by the Puerto Rico Department of Labor and Human Resources), during the first nine months of fiscal year 2015, total employment fell by 0.8% as compared to the same period for the prior fiscal year, and the unemployment rate averaged 13.1% compared to 14.7% for the same period of the prior fiscal year.

The Commonwealth of Puerto Rico (the “Commonwealth”) has experienced and continues to experience significant budget deficits, which have been historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. Following the downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings (as described below), the Commonwealth’s ability to finance future budget deficits is expected to be very limited in the near future.

The Government currently projects that fiscal year 2015 will end with a budget deficit of $191 million, as a result of an estimated revenue shortfall of $651 million that it expects to be partially offset by certain one-time revenue and expense measures. There is no assurance, however, that the proposed measures, even if successfully implemented, will generate the increases in revenues or reductions in expenditures that are currently projected. In addition, it is possible that material expenses may have been incurred but not yet identified, thus resulting in additional expenses not considered in current projections. The Executive Branch has said that it continues to evaluate additional measures that may be necessary to cover the budget deficit.

The Commonwealth is currently working on a budget for fiscal year 2016, which, according to information publicly available, will start from a revenue base below that of fiscal year 2015 due to the revenue shortfall described above and the exclusion of various non-recurring items (estimated at approximately $810 million) from fiscal year 2015. In addition to the lower revenue base, the Commonwealth will have to address approximately $1.1 billion in additional expenditures in fiscal year 2016, including additional debt service requirements.

In addition, the Commonwealth’s and GDB’s liquidity is significantly strained. GDB is currently projected to have insufficient liquidity to meet its legal reserve requirement by the first quarter of fiscal year 2016 and may be unable to support the operations and liquidity needs of the Commonwealth, its public corporations and instrumentalities and municipalities. In that scenario, the Commonwealth may also be unable to obtain intra-year short-term financing for fiscal year 2016 through the issuance of Tax Revenue Anticipation Notes (“TRANs”). The Commonwealth currently projects that absent TRANs financing, the Commonwealth would deplete its cash resources in full during the first quarter of fiscal year 2016, even after considering the implementation of extraordinary short-term administrative measures to conserve cash. The Government has stated that the Commonwealth and GDB may be unable to honor all of their obligations as they come due and that the Commonwealth may also be unable to fund all necessary governmental programs and services if it does not have sufficient access to the capital markets or alternative sources of financing to satisfy its liquidity needs, or as a result of its fiscal challenges. Although the Executive Branch continues to consider significant expense reduction measures in addition to those already identified and is evaluating alternate revenue measures in order to submit a balanced budget for fiscal year 2016, the Commonwealth has also indicated that it may need to implement administrative and emergency measures in fiscal year 2016 and thereafter, which may include a moratorium on the payment of debt service, a debt adjustment, or other actions affecting creditors’ rights.

In order to address the fiscal challenges described above, on February 10, 2015, the Governor announced a proposal for a comprehensive tax reform that would include replacing the current 7% sales and use tax with a 16% value-added tax, while significantly lowering income taxes. The proposed bill was introduced on February 11, 2015. The Puerto Rico Treasury Department projected that the tax reform, if approved as proposed, would have generated approximately $1.2 billion in additional recurring revenues to the General Fund. On April 29, 2015, after intense public debate, a substitute bill introduced at the House of Representatives that included, among other things, lower substitute rates for the value added tax, was voted down at the House of Representatives.

Following the failure to approve the proposed tax reform, the Executive Branch has announced that it is considering significant expense reduction measures and is evaluating alternate revenue measures in order to submit a balanced budget for fiscal year 2016. It is currently uncertain whether such measures will be successful.

The Commonwealth’s public corporations and instrumentalities are also facing fiscal challenges. On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. The Recovery Act was challenged in the United States District Court for the District of Puerto Rico, which declared the Recovery Act unconstitutional and permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth filed an expedited appeal before the United States Court of Appeals for the First Circuit and oral arguments have been held.

The Puerto Rico Resident Commissioner has introduced a bill in the U.S. Congress that would empower the Government of Puerto Rico to authorize Puerto Rico municipalities and public corporations to restructure their debt obligations under Chapter 9 of the United States Bankruptcy Code. The Commonwealth and GDB have expressed their support for this amendment to the United States Bankruptcy Code. At this time it is unclear if and when the bill will be approved and, if it is approved, whether its effects will be retroactive or not.

Since February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) have lowered their ratings on the General Obligation bonds of the Commonwealth and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalyst, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and the GDB and their ability to access the capital markets. Currently, the Commonwealth’s general obligation ratings are as follows: S&P, ‘CCC+’, Moody’s, ‘Caaa1’, and Fitch, ‘B’.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If global or local economic conditions worsen or the Government is unable to access the capital markets, manage its fiscal problems in an orderly manner and honor its obligations as they come due, those adverse effects could continue or worsen in ways that we are not able to predict. Any reduction in consumer spending or deterioration in creditworthiness of borrowers or their collateral as a result of these issues may also adversely impact our results of operations or financial condition.

For additional information regarding the Puerto Rico economy, refer to “Geographical and government risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report.

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

On October 17, 2014, BPPR and the FDIC settled all claims and counterclaims that had been submitted to the review board. The settlement provides for an agreed valuation methodology for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. Although the terms of the settlement could delay the timing of reimbursement of certain loss-share claims from the FDIC, the settlement is not expected to have a material adverse impact on BPPR’s current estimate of expected reimbursable losses for the covered portfolio through the end of the commercial loss share agreement in the quarter ending June 30, 2015.

As of March 31, 2015, BPPR had unreimbursed losses and expenses of $243.2 million under the commercial loss share agreement with the FDIC. On April 9, 2015, BPPR received reimbursement of $27.9 million from the FDIC covering claims filed prior to March 31, 2015. Taking into consideration this payment and claims submitted through that date, the total unreimbursed losses totaled $215.3 million, of which $80.1 million was submitted to the FDIC on April 30, 2015. BPPR continues to work on processing claims, including those which had previously not been reimbursed by the FDIC and expects to complete this process before the expiration of BPPR’s ability to submit claims under the commercial loss share agreement in the quarter ending June 30, 2015. After giving effect to the claim submitted on April 30, 2015, the amount of claims pending to be submitted for reimbursement to the FDIC amounted to $135.2 million.

On November 25, 2014, the FDIC notified BPPR that it (a) would not reimburse BPPR under the commercial loss share agreement for a $66.6 million loss claim on eight related real estate loans that BPPR restructured and consolidated (collectively, the “Disputed Asset”), and (b) would no longer treat the Disputed Asset as a “Shared-Loss Asset” under the commercial loss share agreement. The FDIC alleged that BPPR’s restructure and modification of the underlying loans did not constitute a “Permitted Amendment” under the commercial loss share agreement, thereby causing the bank to breach Article III of the commercial loss share agreement.

BPPR disagrees with the FDIC’s determinations relating to the Disputed Asset, and accordingly, on December 19, 2014, delivered to the FDIC a notice of dispute under the commercial loss share agreement.

The commercial loss share agreement provides that certain disputes be submitted to arbitration before a review board, to include two party-appointed members, under the commercial arbitration rules of the American Arbitration Association. On March 19, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine BPPR and the FDIC’s disputes concerning the Disputed Asset. The statement of claim requests a declaration that the Disputed Asset is a “Shared-Loss Asset” under the commercial loss share agreement, a declaration that the restructuring is a “Permitted Amendment” under the commercial shared loss agreement, and an order that the FDIC reimburse the Bank for approximately $53.3 million for the Charge-Off of the Disputed Asset, plus interest at the applicable rate. On April 1, 2015, the FDIC-R notified BPPR that it is clawing back approximately $1.7 million in reimbursable expenses relating to the Disputed Asset that the FDIC-R had previously paid to BPPR. Thus, on April 13, 2015, BPPR notified the American Arbitration Association and the FDIC of an increase in the amount of its damages by approximately $1.7 million.

To the extent we are not able to successfully resolve this matter through negotiation or the arbitration process described above, a write-off in the amount of approximately $53.3 million plus expenses incurred in connection with the Disputed Asset, which at March 31, 2015 amounted to $1.4 million of the aforementioned pending claims would be recorded.

In addition, in November and December 2014, BPPR proposed separate portfolio sales to the FDIC. The FDIC has refused to consent to either sale, stating that those sales did not represent best efforts to maximize collections on Shared-Loss Assets under the commercial loss share agreement. In March 2015, BPPR proposed a third portfolio sale to the FDIC. The FDIC has not yet responded to that proposal.

BPPR disagrees with the FDIC’s characterization of the November and December 2014 portfolio sale proposals and with the FDIC’s interpretation of the commercial shared loss agreement provision governing portfolio sales. Accordingly, BPPR has informed the FDIC of the existence of a dispute, and negotiations are continuing.

No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on June 30, 2015), with additional recovery sharing for three years thereafter. As of March 31, 2015, the carrying value of covered loans approximated $2.5 billion, of which approximately 64% pertained to commercial loans, 3% to construction loans, 32% to mortgage loans and 1% to consumer loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material reduction in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of March 31, 2015 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2015 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	2,643	$32.16	—	—
March 1 - March 31	—	—	—	—

Total March 31, 2015	2,643	$32.16	—	—

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Form of 2015 Long-Term Incentive Equity Incentive Award and Agreement

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

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

POPULAR, INC.

(Registrant)

Date: May 11, 2015	By:	/s/ Carlos J. Vázquez

Carlos J. Vázquez

Senior Executive Vice President & Chief Financial Officer

Date: May 11, 2015	By:	/s/ Jorge J. García

Jorge J. García

Senior Vice President & Corporate Comptroller