Form 10-Q
period 2015-06-30
POPULAR INC
filed 2015-08-10
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,533,636 shares outstanding as of August 4, 2015.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the ability of the Government of Puerto Rico to manage its fiscal situation;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	possible legislative, tax or regulatory changes; and

•	risks related to the Doral Transaction, including (a) our ability to maintain customer relationships, including managing any potential customer confusion caused by the alliance structure, (b) risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction and (c) difficulties in converting or integrating the Doral branches or difficulties in providing transition support to alliance co-bidders.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$557,248	$381,095

Money market investments:
Securities purchased under agreements to resell	138,067	151,134
Time deposits with other banks	3,116,872	1,671,252

Total money market investments	3,254,939	1,822,386

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	54,413	80,945
Other trading securities	87,182	57,582
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	997,324	1,020,529
Other investment securities available-for-sale	4,587,754	4,294,630
Investment securities held-to-maturity, at amortized cost (fair value 2015 - $83,941; 2014 - $94,199)	101,861	103,170
Other investment securities, at lower of cost or realizable value (realizable value 2015 - $168,592; 2014 - $165,024)	165,505	161,906
Loans held-for-sale, at lower of cost or fair value	202,287	106,104

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	22,535,008	19,498,286
Loans covered under loss sharing agreements with the FDIC	689,650	2,542,662
Less – Unearned income	99,863	93,835
Allowance for loan losses	550,813	601,792

Total loans held-in-portfolio, net	22,573,982	21,345,321

FDIC loss share asset	392,947	542,454
Premises and equipment, net	497,078	494,581
Other real estate not covered under loss sharing agreements with the FDIC	142,255	135,500
Other real estate covered under loss sharing agreements with the FDIC	33,504	130,266
Accrued income receivable	130,281	121,818
Mortgage servicing assets, at fair value	206,357	148,694
Other assets	2,184,907	1,646,443
Goodwill	505,435	465,676
Other intangible assets	74,854	37,595

Total assets	$36,750,113	$33,096,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$6,305,986	$5,783,748
Interest bearing	21,444,708	19,023,787

Total deposits	27,750,694	24,807,535

Federal funds purchased and assets sold under agreements to repurchase	1,121,244	1,271,657
Other short-term borrowings	101,200	21,200
Notes payable	1,804,028	1,711,828
Other liabilities	1,021,540	1,012,029
Liabilities from discontinued operations (Refer to Note 4)	1,754	5,064

Total liabilities	31,800,460	28,829,313

Commitments and contingencies (Refer to Note 26)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;
103,690,759 shares issued (2014 – 103,614,553) and 103,503,014 shares outstanding (2014 – 103,476,847)	1,037	1,036
Surplus	4,199,165	4,196,458
Retained earnings	924,134	253,717
Treasury stock – at cost, 187,745 shares (2014 – 137,706)	(5,812)	(4,117)
Accumulated other comprehensive loss, net of tax	(219,031)	(229,872)

Total stockholders’ equity	4,949,653	4,267,382

Total liabilities and stockholders’ equity	$36,750,113	$33,096,695

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2015	2014	2015	2014
Interest income:
Loans	$374,133	$380,986	$729,764	$758,588
Money market investments	1,845	1,131	3,291	2,104
Investment securities	31,297	33,989	61,598	69,116
Trading account securities	3,026	5,344	5,722	10,601

Total interest income	410,301	421,450	800,375	840,409

Interest expense:
Deposits	26,258	26,223	52,122	53,081
Short-term borrowings	1,863	8,892	3,597	17,932
Long-term debt	19,627	445,716	38,908	477,606

Total interest expense	47,748	480,831	94,627	548,619

Net interest income (expense)	362,553	(59,381)	705,748	291,790
Provision for loan losses - non-covered loans	60,468	50,074	90,179	104,196
Provision for loan losses - covered loans	15,766	11,604	26,090	37,318

Net interest income (expense) after provision for loan losses	286,319	(121,059)	589,479	150,276

Service charges on deposit accounts	40,138	39,237	79,155	78,596
Other service fees (Refer to Note 32)	59,421	56,468	113,047	109,286
Mortgage banking activities (Refer to Note 14)	21,325	3,788	34,177	7,466
Net gain and valuation adjustments on investment securities	5	—	5	—
Other-than-temporary impairment losses on investment securities	(14,445)	—	(14,445)	—
Trading account (loss) profit	(3,108)	1,055	(2,694)	3,032
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	681	9,659	602	14,052
Adjustments (expense) to indemnity reserves on loans sold	419	(7,454)	(4,107)	(17,801)
FDIC loss share income (expense) (Refer to Note 33)	19,075	(55,261)	23,214	(79,467)
Other operating income	17,248	15,297	27,040	43,657

Total non-interest income	140,759	62,789	255,994	158,821

Operating expenses:
Personnel costs	120,977	99,100	237,435	203,401
Net occupancy expenses	23,286	20,267	44,995	41,627
Equipment expenses	15,925	12,044	29,336	23,456
Other taxes	11,113	13,543	19,687	27,206
Professional fees	78,449	67,024	153,977	134,023
Communications	6,153	6,425	12,329	13,110
Business promotion	13,776	16,038	24,589	27,424
FDIC deposit insurance	8,542	10,480	14,940	21,458
Other real estate owned (OREO) expenses	44,816	3,410	67,885	9,850
Other operating expenses	31,082	20,509	48,430	42,858
Amortization of intangibles	2,881	2,025	4,985	4,051
Restructuring costs (Refer to Note 6)	6,174	4,574	16,927	4,574

Total operating expenses	363,174	275,439	675,515	553,038

Income (loss) from continuing operations before income tax	63,904	(333,709)	169,958	(243,941)
Income tax (benefit) expense	(533,533)	(4,124)	(500,964)	19,140

Income (loss) from continuing operations	597,437	(329,585)	670,922	(263,081)
Income (loss) from discontinued operations, net of tax (Refer to Note 4)	15	(181,729)	1,356	(161,824)

Net Income (Loss)	$597,452	$(511,314)	$672,278	$(424,905)

Net Income (Loss) Applicable to Common Stock	$596,521	$(512,245)	$670,417	$(426,767)

Net Income (Loss) per Common Share – Basic
Net income (loss) from continuing operations	$5.80	(3.21)	6.51	(2.58)
Net income (loss) from discontinued operations	-	(1.77)	0.01	(1.57)

Net Income (Loss) per Common Share – Basic	$5.80	$(4.98)	$6.52	$(4.15)

Net Income (Loss) per Common Share – Diluted
Net income (loss) from continuing operations	$5.79	(3.21)	6.49	(2.58)
Net income (loss) from discontinued operations	—	(1.77)	0.01	(1.57)

Net Income (Loss) per Common Share – Diluted	$5.79	$(4.98)	$6.50	$(4.15)

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Quarters ended, June 30,		Six months ended, June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$597,452	$(511,314)	$672,278	$(424,905)

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,092)	(603)	(1,673)	(2,718)
Reclassification adjustment for losses included in net income	—	—	—	7,718
Amortization of net losses of pension and postretirement benefit plans	5,025	2,126	10,050	4,252
Amortization of prior service cost of pension and postretirement benefit plans	(950)	(950)	(1,900)	(1,900)
Unrealized holding (losses) gains on investments arising during the period	(41,191)	27,084	(5,849)	54,666
Other-than-temporary impairment included in net income	14,445	—	14,445	—
Reclassification adjustment for gains included in net income	(5)	—	(5)	—
Unrealized net gains (losses) on cash flow hedges	1,004	(2,548)	(1,530)	(4,273)
Reclassification adjustment for net losses included in net income	951	1,800	2,309	3,624

Other comprehensive (loss) income before tax	(21,813)	26,909	15,847	61,369
Income tax expense	(2,818)	(925)	(5,006)	(2,915)

Total other comprehensive (loss) income, net of tax	(24,631)	25,984	10,841	58,454

Comprehensive income (loss), net of tax	$572,821	$(485,330)	$683,119	$(366,451)

Tax effect allocated to each component of other comprehensive loss:

	Quarters ended June 30,		Six months ended, June 30,
(In thousands)	2015	2014	2015	2014
Amortization of net losses of pension and postretirement benefit plans	$(1,960)	$(829)	$(3,920)	$(1,658)
Amortization of prior service cost of pension and postretirement benefit plans	371	370	742	741
Unrealized holding (losses) gains on investments arising during the period	2,019	(758)	962	(2,251)
Other-than-temporary impairment included in net income	(2,486)	—	(2,486)	—
Reclassification adjustment for gains included in net income	1	—	1	—
Unrealized net gains (losses) on cash flow hedges	(392)	994	597	1,666
Reclassification adjustment for net losses included in net income	(371)	(702)	(902)	(1,413)

Income tax expense	$(2,818)	$(925)	$(5,006)	$(2,915)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2013	$1,034	$50,160	$4,170,152	$594,430	$(881)	$(188,745)	$4,626,150
Net (loss)				(424,905)			(424,905)
Issuance of stock	1		3,047				3,048
Tax windfall benefit on vesting of restricted stock			417				417
Dividends declared:							—
Preferred stock				(1,862)			(1,862)
Common stock purchases					(872)		(872)
Common stock reissuance					11		11
Other comprehensive income, net of tax						58,454	58,454

Balance at June 30, 2014	$1,035	$50,160	$4,173,616	$167,663	$(1,742)	$(130,291)	$4,260,441

Balance at December 31, 2014	$1,036	$50,160	$4,196,458	$253,717	$(4,117)	$(229,872)	$4,267,382
Net income				672,278			672,278
Issuance of stock	1		2,536				2,537
Tax windfall benefit on vesting of restricted stock			171				171
Dividends declared:
Preferred stock				(1,861)			(1,861)
Common stock purchases					(1,741)		(1,741)
Common stock reissuance					46		46
Other comprehensive income, net of tax						10,841	10,841

Balance at June 30, 2015	$1,037	$50,160	$4,199,165	$924,134	$(5,812)	$(219,031)	$4,949,653

Disclosure of changes in number of shares:	June 30, 2015	June 30, 2014
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	103,614,553	103,435,967
Issuance of stock	76,206	103,416

Balance at end of the period	103,690,759	103,539,383
Treasury stock	(187,745)	(66,404)

Common Stock – Outstanding	103,503,014	103,472,979

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$672,278	$(424,905)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	116,269	134,750
Goodwill impairment losses	—	186,511
Amortization of intangibles	4,985	5,007
Depreciation and amortization of premises and equipment	23,949	23,832
Net accretion of discounts and amortization of premiums and deferred fees	(42,167)	324,779
Other-than-temporary impairment on investment securities	14,445	—
Fair value adjustments on mortgage servicing rights	6,846	15,836
FDIC loss share (income) expense	(23,214)	79,467
Adjustments (expense) to indemnity reserves on loans sold	4,107	17,801
Earnings from investments under the equity method	(9,806)	(24,355)
Deferred income tax (benefit) expense	(511,128)	2,689
(Gain) loss on:
Disposition of premises and equipment	(1,429)	(2,551)
Sale and valuation adjustments of investment securities	(5)	—
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(15,034)	(42,413)
Sale of foreclosed assets, including write-downs	54,711	(2,035)
Acquisitions of loans held-for-sale	(249,059)	(159,727)
Proceeds from sale of loans held-for-sale	51,062	72,757
Net originations on loans held-for-sale	(379,264)	(338,672)
Net (increase) decrease in:
Trading securities	481,271	459,792
Accrued income receivable	(656)	6,721
Other assets	33,552	(48,455)
Net increase (decrease) in:
Interest payable	475	633
Pension and other postretirement benefits obligation	1,641	(3,096)
Other liabilities	(41,438)	30,260

Total adjustments	(479,887)	739,531

Net cash provided by operating activities	192,391	314,626

Cash flows from investing activities:
Net increase in money market investments	(1,432,552)	(808,491)
Purchases of investment securities:
Available-for-sale	(985,427)	(1,079,586)
Held-to-maturity	(250)	—
Other	(12,805)	(51,097)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	867,168	816,830
Held-to-maturity	2,389	27,029
Other	31,592	64,724
Proceeds from sale of investment securities:
Available-for-sale	70,005	—
Other	8,399	—
Net repayments on loans	374,224	473,336
Proceeds from sale of loans	27,780	87,983
Acquisition of loan portfolios	(140,671)	(289,292)
Net payments from FDIC under loss sharing agreements	164,423	110,618
Net cash received and acquired from business combination	738,296	—
Acquisition of servicing advances	(3,897)	—
Cash paid related to business acquisition	(17,250)	—
Mortgage servicing rights purchased	(2,400)	—
Acquisition of premises and equipment	(30,817)	(20,333)
Proceeds from sale of:
Premises and equipment	7,901	8,631
Foreclosed assets	98,287	81,010

Net cash used in investing activities	(235,605)	(578,638)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	745,787	252,715
Federal funds purchased and assets sold under agreements to repurchase	(150,413)	418,381
Other short-term borrowings	(48,215)	(370,000)
Payments of notes payable	(430,003)	(111,030)
Proceeds from issuance of notes payable	103,231	31,905
Proceeds from issuance of common stock	2,536	3,048
Dividends paid	(1,861)	(1,862)
Net payments for repurchase of common stock	(1,695)	(861)

Net cash provided by financing activities	219,367	222,296

Net increase (decrease) in cash and due from banks	176,153	(41,716)
Cash and due from banks at beginning of period	381,095	423,211

Cash and due from banks at the end of period, including discontinued operations	557,248	381,495
Less: cash from discontinued operations	—	18,923

Cash and due from banks at the end of the period	$557,248	$362,572

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 include the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States and the Caribbean. In Puerto Rico, the Corporation provides retail, including mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, New Jersey and South Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Refer to Note 4 for discussion of the sales of the California, Illinois and Central Florida regional operations during 2014. Note 38 to the consolidated financial statements presents information about the Corporation’s business segments.

On February 27, 2015, BPPR, in an alliance with other bidders, including BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of former Doral Bank (“Doral”) from the Federal Deposit Insurance Corporation (FDIC), as receiver (the “Doral Bank Transaction”). Under the FDIC’s bidding format, BPPR was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits acquired by it and its alliance co-bidders. BPPR entered into back to back purchase and assumption agreements with the alliance co-bidders for the transfer of certain assets and deposits. The other co-bidders that formed part of the alliance led by BPPR were First Bank Puerto Rico, Centennial Bank, and a vehicle formed by J.C. Flowers III L.P. BPPR entered into transition service agreements with each of the alliance co-bidders. Refer to Note 5 for further details on the Doral Bank Transaction.

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

Certain reclassifications have been made to the 2014 consolidated financial statements and notes to the financial statements to conform with the 2015 presentation. As discussed in Note 4, current and prior periods presented in the consolidated statement of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The consolidated statement of financial condition and related note disclosure for prior periods do not reflect the reclassification of BPNA’s assets and liabilities to discontinued operations.

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

Business Combination

The Corporation determined that the acquisition of certain assets and assumption of certain liabilities in connection with the Doral Bank Transaction constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Codification (“ASC”) Topic 805 “Business Combinations”. The assets and liabilities, both tangible and intangible, were initially recorded at their estimated fair values. Fair values were determined based on the requirements of FASB Codification Topic 820 “Fair Value Measurements”. These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair value becomes available. Acquisition-related costs are expensed as incurred. Refer to Note 5, Business Combination, for additional information of assets acquired and liabilities assumed in connection with this transaction.

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

Note 3 – New accounting pronouncements

FASB Accounting Standards Update 2015-09, Insurance - (Topic 944): Disclosures about Short-Duration Contracts

In June 2015, the FASB issued Accounting Standards Update 2015-09, Disclosure about Short-Duration Contracts, which applies to all insurance entities that issue short-duration contracts. The amendment requires, among other things, additional disclosures about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements.

The amendments in this update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a significant impact on its consolidated financial statements.

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

The adoption of this guidance impacts presentation disclosures only and will not have an impact on the Corporation’s consolidated statement of financial condition or results of operations.

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

The Corporation‘s current policy is to record debt issuance costs as a deferred asset, and accordingly, it will need to reclassify this balance upon adoption. However, this balance sheet reclassification is not expected to have a material impact in the Corporation’s consolidated financial statements.

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

The amendments in this ASU were originally effective in the first quarter of 2017, however, on July 9, 2015, the FASB voted to approve a deferral of the effective date of this new revenue standard by one year until January 1, 2018.

The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its consolidated financial statements.

Note 4 – Discontinued operations

During the year ended December 31, 2014, the Corporation completed the sale of its California, Illinois and Central Florida regional operations to three different buyers.

In connection with these transactions, the Corporation is relocating certain back office operations to Puerto Rico and New York. The Corporation incurred restructuring charges of $16.9 million during the six months period ended June 30, 2015. Additional restructuring charges amounting to approximately $3.2 million are expected to be incurred in the year 2015. Refer to Note 6, for restructuring charges incurred during the quarter and six months ended June 30, 2015.

The regional operations sold constituted a business, as defined in ASC 805-10-55. Accordingly, the decision to sell these businesses resulted in the discontinuance of each of their respective operations and classification as held-for-sale. For financial reporting purposes, the results of the discontinued operations are presented as “Assets / Liabilities from discontinued operations” in the consolidated statement of condition and “(Loss) income from discontinued operations, net of tax” in the consolidated statement of operations. As required by ASC 205-20, current and prior periods presented in the consolidated statement of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The consolidated statement of financial condition and related note disclosure for prior periods do not reflect the reclassification of these assets and liabilities to discontinued operations.

During the quarter ended June 30, 2014, the Corporation recorded non-cash impairment charge of $187 million related to the goodwill allocated, on a relative fair value basis, to these operations. However, this non-cash charge had no impact on the Corporation’s tangible capital or regulatory capital ratios.

After the sale of these three regions, at June 30, 2015, there were no assets held within the discontinued operations. Liabilities within discontinued operations amounted to approximately $1.8 million, mainly comprised of the indemnity reserve related to the California regional sale.

The following table provides the components of net income from the discontinued operations for the quarters and six months ended June 30, 2015 and 2014.

	Quarters ended June 30,		Six month period ended June 30,
(In thousands)	2015	2014	2015	2014

Net interest income	$—	$19,092	$—	$40,889
Provision (reversal) for loan losses	—	—	—	(6,764)
Other non-interest income	—	9,388	—	19,921

Total non-interest income	—	9,388	—	19,921

Operating expenses:
Personnel costs	(9)	12,117	(9)	20,969
Net occupancy expenses	—	2,845	—	7,176
Professional fees	(7)	5,903	(1,348)	8,696
Goodwill impairment charge	—	186,511	—	186,511
Other operating expenses	1	2,833	1	6,046

Total operating expenses	(15)	210,209	(1,356)	229,398

Net income (loss) from discontinued operations	$15	$(181,729)	$1,356	$(161,824)

Note 5 – Business combination

On February 27, 2015, BPPR, the Corporation’s Puerto Rico banking subsidiary, in an alliance with co-bidders, including BPNA, the Corporation’s U.S. mainland banking subsidiary, acquired certain assets and all deposits (other than certain brokered deposits) of former Doral Bank from the Federal Deposit Insurance Corporation (FDIC), as receiver.

Under the FDIC’s bidding format, BPPR was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits acquired by it and its alliance co-bidders. BPPR entered into back to back purchase and assumption agreements with the alliance co-bidders for the transfer of certain assets and deposits. The other co-bidders that formed part of the alliance led by BPPR were FirstBank Puerto Rico, Centennial Bank, and a vehicle formed by J.C. Flowers III LP. BPPR entered into transition service agreements with each of the alliance co-bidders.

After taking into account the transfers to the unaffiliated alliance co-bidders, BPPR and BPNA assumed an aggregate of approximately $2.2 billion in deposits and acquired an aggregate of approximately $1.7 billion in commercial and residential loans.

BPPR assumed approximately $574 million in deposits associated with eight Puerto Rico branches of Doral Bank and approximately $425 million from its online deposit platform, and approximately $827 million in Puerto Rico residential and commercial loans.

BPNA assumed approximately $1.2 billion in deposits in three New York branches of Doral Bank, and acquired approximately $891 million in commercial loans primarily in the New York metropolitan area.

There is no loss-sharing arrangement with the FDIC on the acquired assets.

On February 27, 2015, the FDIC, as receiver for Doral Bank, accepted BPPR’s bid for the purchase of the mortgage servicing rights on three pools of residential mortgage loans of approximately $5.0 billion in unpaid principal balance for a purchase price initially estimated at $48.6 million. As of February 27, 2015, the transfers of the mortgage servicing rights were subject to a number of specified closing conditions, including the consent of each of Ginnie Mae, Fannie Mae and Freddie Mac in a form acceptable to BPPR, and other customary closing conditions. Therefore, the fair value as of March 31, 2015 was recorded as a contingent asset as part of other assets in the Consolidated Statement of Condition. During the second quarter of 2015, BPPR completed the acquisition of the mortgage servicing rights pools on the three pools for an aggregate purchase price of $56.2 million, including certain servicing advances purchased. As a result of the completion of these transactions, during the second quarter of 2015 BPPR reclassified the contingent asset from other assets to mortgage servicing rights.

During the second quarter of 2015, retrospective adjustments were made to the estimated fair values of certain assets and liabilities assumed with the Doral Bank Transaction to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments were for the mortgage servicing rights, which resulted in a decrease in the initial fair value estimate by $2.1 million, and for the acquisition costs on deposits which resulted in an increase of $2.6 million in the receivable from the FDIC, both of which were adjusted against goodwill.

The following table presents the fair values of major classes of identifiable assets acquired and liabilities assumed by the Corporation as of February 27, 2015, which includes updated fair value adjustments of the mortgage servicing rights initially recorded as a contingent asset and of the deposits.

(In thousands)	Book value prior to purchase accounting adjustments	Fair value adjustments	Additional consideration[1]	As recorded by Popular, Inc. on February 27, 2015
Assets:
Cash and due from banks	$339,633	$—	$—	$339,633
Investment in available-for-sale securities	172,706	—	—	172,706
Investments in FHLB stock	30,785	—	—	30,785
Loans	1,718,208	(52,452)	—	1,665,756
Accrued income receivable	7,808	—	—	7,808
Receivable from the FDIC	—	—	441,721	441,721
Core deposit intangible	23,572	—	—	23,572
Other assets	67,676	7,569	—	75,245

Total assets	$2,360,388	$(44,883)	$441,721	$2,757,226

Liabilities:
Deposits	$2,193,404	$8,051	$—	$2,201,455
Advances from the Federal Home Loan Bank	542,000	5,187	—	547,187
Other liabilities	50,728	—	—	50,728

Total liabilities	$2,786,132	$13,238	$—	$2,799,370

Excess of liabilities assumed over assets acquired	$425,744
Aggregate fair value adjustments		$(58,121)
Additional consideration			$441,721
Goodwill on acquisition				$42,144

[1]	The additional consideration represents the cash to be received from the FDIC for the difference between the net liabilities assumed and the net premium paid on the transaction.

The fair values assigned to the assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Because of the short time period between the February 27, 2015 closing of the transaction and the June 30, 2015 reporting date, the Corporation continues to analyze its estimates of fair value on loans and other assets acquired as well as the deposits and other liabilities assumed. As the Corporation finalizes its analyses of these assets and liabilities, there may be additional adjustments to the recorded carrying values, and thus the recognized goodwill may increase or decrease.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed on the Doral Bank Transaction:

Loans

Fair values of loans were based on a discounted cash flow methodology. Certain loans were valued individually, while other loans were valued as pools. Aggregation into pools considered characteristics such as loan type, payment term, rate type and accruing status. Principal and interest projections considered prepayment rates and credit loss expectations. The discount rates were developed based on the relative risk of the cash flows, taking into account principally the loan type, market rates as of the valuation date, liquidity expectations, and the expected life of the loans.

Mortgage Servicing Rights (recorded as Contingent Asset at February 27, 2015)

The Corporation uses a discounted cash flow model to estimate the fair value of mortgage servicing rights. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The mortgage servicing rights from the Doral Bank Transaction were recorded at the BPPR reportable segment.

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

Deferred taxes

Deferred taxes relate to a difference between the financial statement and tax basis of the assets acquired and assumed liabilities assumed in the transaction. Deferred taxes were reported based upon the principles in ASC Topic 740 “Income Taxes”, and were measured using the enacted statutory income tax rate to be in effect for BPPR and BPNA at the time the deferred tax is expected to reverse.

For income tax purposes, the Doral Bank Transaction was accounted for as an asset purchase and the tax bases of assets acquired were allocated based on fair values using a modified residual method. Under this method, the purchase price was allocated among the assets in order of liquidity (the most liquid first) up to its fair market value.

The operating results of the Corporation for the quarter and six months periods ended on June 30, 2015 include the operating results produced by the acquired assets and assumed liabilities. This includes approximately $34.4 million and $48.4 million in gross revenues and approximately $26.8 million and $41.3 million in operating expenses for the quarter and six months periods ended on June 30, 2015, respectively. The Corporation believes that given the amount of assets and liabilities assumed, the size of the operations acquired in relation to Popular’s operations and the significant amount of fair value adjustments, the historical results of Doral Bank are not meaningful to Popular’s results, and thus no pro forma information is presented.

Note 6 – Restructuring plan

As discussed in Note 4, in connection with the sale of the operations of the California, Illinois and Central Florida regions, the Corporation is relocating certain back office operations, previously conducted in these regions, to Puerto Rico and New York. The Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) to eliminate and re-locate employment positions, terminate contracts and incur other costs associated with moving the operations to Puerto Rico and New York. The Corporation estimates that it will incur restructuring charges of approximately $46.8 million, of which approximately $26.7 million were incurred during 2014; $16.9 million during the six months ended June 30, 2015 and the remaining $3.2 million are expected to be incurred during 2015. The remaining costs for 2015 are primarily related to personnel and occupancy related expenses.

The following table details the expenses recorded by the Corporation that were associated with the PCB Restructuring Plan:

(In thousands)	Quarter ended June 30, 2015	Six months ended June 30, 2015

Personnel costs	$2,866	$12,232
Net occupancy expenses	2,660	3,046
Equipment expenses	66	224
Professional fees	315	781
Other operating expenses	267	644

Total restructuring costs	$6,174	$16,927

The following table presents the activity in the reserve for the restructuring costs associated with the PCB Restructuring Plan:

(In thousands)
Balance at January 1, 2015	$13,536
Charges expensed during the period	8,312
Payments made during the period	(18,759)

Balance at June 30, 2015	$3,089

Note 7 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.1 billion at June 30, 2015 (December 31, 2014 - $ 1.0 billion). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2015, the Corporation held $27 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2014 - $45 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

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

(In thousands)	June 30,2015	December 31,2014
Investment securities available-for-sale, at fair value	$2,286,368	$1,700,820
Investment securities held-to-maturity, at amortized cost	58,910	60,515
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	411,597	480,441
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,488,262	8,820,204

Total pledged assets	$11,245,137	$11,061,980

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At June 30, 2015, the Corporation had $ 1.4 billion in investment securities available-for-sale and $ 0.5 billion in loans that served as collateral to secure public funds (December 31, 2014 - $ 0.7 billion and $ 0.7 billion, respectively).

At June 30, 2015, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $3.7 billion (December 31, 2014 - $3.7 billion). Refer to Note 20 to the consolidated financial statements for borrowings outstanding under these credit facilities. At June 30, 2015, the credit facilities authorized with the FHLB were collateralized by $ 4.5 billion in loans held-in-portfolio (December 31, 2014 - $ 4.5 billion). Also, at June 30, 2015, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $1.3 billion, which remained unused as of such date (December 31, 2014 - $2.1 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2015, the credit facilities with the Fed discount window were collateralized by $ 3.9 billion in loans held-in-portfolio (December 31, 2014 - $ 4.1 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

Note 9 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at June 30, 2015 and December 31, 2014.

	At June 30, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$25,279	$795	$—	$26,074	3.99%
After 1 to 5 years	942,596	5,111	58	947,649	1.00

Total U.S. Treasury securities	967,875	5,906	58	973,723	1.08

Obligations of U.S. Government sponsored entities
Within 1 year	35,180	116	—	35,296	1.85
After 1 to 5 years	1,049,241	2,390	4,450	1,047,181	1.36
After 5 to 10 years	5,110	26	17	5,119	5.04
After 10 years	23,000	—	224	22,776	3.20

Total obligations of U.S. Government sponsored entities	1,112,531	2,532	4,691	1,110,372	1.43

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,751	—	11	2,740	3.85
After 1 to 5 years	7,099	—	234	6,865	4.05
After 5 to 10 years	14,363	—	2,123	12,240	6.48
After 10 years	36,757	—	6,488	30,269	6.24

Total obligations of Puerto Rico, States and political subdivisions	60,970	—	8,856	52,114	5.94

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	18,353	752	—	19,105	2.98
After 5 to 10 years	48,183	1,172	—	49,355	2.72
After 10 years	1,689,483	11,405	32,519	1,668,369	1.99

Total collateralized mortgage obligations - federal agencies	1,756,019	13,329	32,519	1,736,829	2.02

Mortgage-backed securities
After 1 to 5 years	22,848	1,069	7	23,910	3.58
After 5 to 10 years	225,725	6,723	280	232,168	3.29
After 10 years	1,410,769	40,954	8,957	1,442,766	3.07

Total mortgage-backed securities	1,659,342	48,746	9,244	1,698,844	3.11

Equity securities (without contractual maturity)	1,350	1,247	3	2,594	0.98

Other
After 1 to 5 years	9,095	—	14	9,081	1.69
After 5 to 10 years	1,485	36	—	1,521	3.62

Total other	10,580	36	14	10,602	1.96

Total investment securities available-for-sale	$5,568,667	$71,796	$55,385	$5,585,078	2.11%

	At December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$698,003	$2,226	$75	$700,154	1.14%

Total U.S. Treasury securities	698,003	2,226	75	700,154	1.14

Obligations of U.S. Government sponsored entities
Within 1 year	42,140	380	—	42,520	1.61
After 1 to 5 years	1,603,245	1,168	9,936	1,594,477	1.26
After 5 to 10 years	67,373	58	2,271	65,160	1.72
After 10 years	23,000	—	184	22,816	3.18

Total obligations of U.S. Government sponsored entities	1,735,758	1,606	12,391	1,724,973	1.31

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,765	17	—	2,782	3.83
After 1 to 5 years	1,024	38	—	1,062	8.40
After 5 to 10 years	22,552	2	2,331	20,223	5.82
After 10 years	48,823	40	11,218	37,645	6.22

Total obligations of Puerto Rico, States and political subdivisions	75,164	97	13,549	61,712	6.04

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	3,687	87	—	3,774	2.66
After 5 to 10 years	25,202	985	—	26,187	2.93
After 10 years	1,905,763	13,109	38,803	1,880,069	2.03

Total collateralized mortgage obligations - federal agencies	1,934,652	14,181	38,803	1,910,030	2.04

Mortgage-backed securities
After 1 to 5 years	27,339	1,597	—	28,936	4.68
After 5 to 10 years	147,182	7,314	1	154,495	3.51
After 10 years	676,567	45,047	683	720,931	3.93

Total mortgage-backed securities	851,088	53,958	684	904,362	3.88

Equity securities (without contractual maturity)	1,351	1,271	—	2,622	5.03

Other
After 1 to 5 years	9,277	10	—	9,287	1.69
After 5 to 10 years	1,957	62	—	2,019	3.63

Total other	11,234	72	—	11,306	2.03

Total investment securities available-for-sale	$5,307,250	$73,411	$65,502	$5,315,159	2.04%

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

During the quarter ended June 30, 2015, the Corporation sold U.S. agency securities with an approximate amortized cost of $70 million at the BPPR segment. The proceeds from this sale were $ 70.0 million. The Corporation realized a gain of $5 thousand on this transaction. There were no sales of investment securities available-for-sale during the six months ended June 30, 2014.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$39,918	$58	$—	$—	$39,918	$58
Obligations of U.S. Government sponsored entities	372,506	1,723	271,839	2,968	644,345	4,691
Obligations of Puerto Rico, States and political subdivisions	15,820	6,528	8,735	2,328	24,555	8,856
Collateralized mortgage obligations - federal agencies	303,544	3,252	907,897	29,267	1,211,441	32,519
Mortgage-backed securities	862,115	8,323	23,780	921	885,895	9,244
Equity securities	47	3	—	—	47	3
Other	9,081	14	—	—	9,081	14

Total investment securities available-for-sale in an unrealized loss position	$1,603,031	$19,901	$1,212,251	$35,484	$2,815,282	$55,385

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$49,465	$75	$—	$—	$49,465	$75
Obligations of U.S. Government sponsored entities	888,325	6,866	429,835	5,525	1,318,160	12,391
Obligations of Puerto Rico, States and political subdivisions	14,419	3,031	41,084	10,518	55,503	13,549
Collateralized mortgage obligations - federal agencies	539,658	13,774	733,814	25,029	1,273,472	38,803
Mortgage-backed securities	457	4	25,486	680	25,943	684

Total investment securities available-for-sale in an unrealized loss position	$1,492,324	$23,750	$1,230,219	$41,752	$2,722,543	$65,502

As of June 30, 2015, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $55 million, driven by U.S. Agency Collateralized Mortgage Obligations, Mortgage-backed securities and obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all US Agencies’ securities, management considers the U.S. Agency guarantee. The portfolio of obligations of the Puerto Rico Government is mostly comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

Management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis. Once a decline in value is determined to be other-than-temporary, the value of a debt security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. Also, for equity securities that are considered other-than-temporarily impaired, the excess of the security’s carrying value over its fair value at the evaluation date is accounted for as a loss in the results of operations. The OTTI analysis requires management to consider various factors, which include, but are not limited to: (1) the length of time and the extent to which fair value has been less than the amortized cost basis, (2) the financial condition of the issuer or issuers, (3) actual collateral attributes, (4) the payment structure of the debt security and the likelihood of the issuer being able to make payments, (5) any rating changes by a rating agency, (6) adverse conditions specifically related to the security, industry, or a geographic area, and (7) management’s intent to sell the debt security or whether it is more likely than not that the Corporation would be required to sell the debt security before a forecasted recovery occurs. At June 30, 2015, management performed its quarterly analysis of all debt securities in an unrealized loss position.

During the second quarter of 2015, the Corporation recognized an other-than-temporary impairment charge of $14.4 million on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. At June 30, 2015 these securities were rated Caa2 and CCC- by Moody’s and S&P, respectively. Notwithstanding the payment priorities established by the Puerto Rico Constitution for these securities, Puerto Rico’s fiscal and economic situation, together with the Government’s recent announcements regarding its ability to pay its debt and its intention to pursue a comprehensive debt restructuring, led management to conclude that the unrealized losses on these government securities were other-than-temporary. The Corporation determined that the entire balance of the unrealized loss carried by these securities was attributed to estimated credit losses. Accordingly, the other-than-temporary impairment was recognized in its entirety in the accompanying consolidated statement of operations and no amount remained recognized in the accompanying statement of other comprehensive income related to these specific securities.

Prospectively, for debt securities for which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income. If upon subsequent evaluation, there is a significant increase in the cash flows expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, such changes shall be accounted for as a prospective adjustment to the accretable yield. Subsequent increases and decreases (if not an other-than-temporary impairment) in the fair value of available-for-sale securities shall be included in other comprehensive income.

Further negative evidence impacting the liquidity and sources of repayment of the obligations of Puerto Rico and its political subdivisions, could result in a further charge to earnings to recognize estimated credit losses determined to be other-than-temporary. At June 30, 2015, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis.

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

	June 30, 2015		December 31, 2014
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,274,845	$2,264,445	$1,746,807	$1,736,987
FHLB	445,169	444,409	737,149	732,894
Freddie Mac	962,147	959,054	1,117,865	1,112,485

Note 10 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at June 30, 2015 and December 31, 2014.

	At June 30, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,865	$—	$85	$2,780	5.88%
After 1 to 5 years	13,400	—	3,758	9,642	5.97
After 5 to 10 years	20,310	—	8,561	11,749	6.12
After 10 years	63,695	3,200	8,720	58,175	2.13

Total obligations of Puerto Rico, States and political subdivisions	100,270	3,200	21,124	82,346	3.56

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	91	5	—	96	5.45

Total collateralized mortgage obligations - federal agencies	91	5	—	96	5.45

Other
After 1 to 5 years	1,500	—	1	1,499	1.21

Total other	1,500	—	1	1,499	1.21

Total investment securities held-to-maturity	$101,861	$3,205	$21,125	$83,941	3.53%

	At December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,740	$—	$8	$2,732	5.84%
After 1 to 5 years	12,830	—	764	12,066	5.95
After 5 to 10 years	21,325	—	6,003	15,322	6.09
After 10 years	64,678	3,342	5,543	62,477	2.22

Total obligations of Puerto Rico, States and political subdivisions	101,573	3,342	12,318	92,597	3.60

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	97	5	—	102	5.45

Total collateralized mortgage obligations - federal agencies	97	5	—	102	5.45

Other
Within 1 year	250	—	—	250	1.33
After 1 to 5 years	1,250	—	—	1,250	1.10

Total other	1,500	—	—	1,500	1.14

Total investment securities held-to-maturity	$103,170	$3,347	$12,318	$94,199	3.57%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$37,161	$21,124	$37,161	$21,124
Other	1,249	1	—	—	1,249	1

Total investment securities held-to-maturity in an unrealized loss position	$1,249	$1	$37,161	$21,124	$38,410	$21,125

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$373	$2	$45,969	$12,316	$46,342	$12,318

Total investment securities held-to-maturity in an unrealized loss position	$373	$2	$45,969	$12,316	$46,342	$12,318

As indicated in Note 9 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2015 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $59 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $42 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default.

The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

Note 11 – Loans

Loans acquired in the Westernbank FDIC-assisted transaction, except for lines of credit with revolving privileges, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The loans which are accounted for under ASC Subtopic 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation measures additional losses for this portfolio when it is probable the Corporation will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Lines of credit with revolving privileges that were acquired as part of the Westernbank FDIC-assisted transaction are accounted for under the guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Corporation’s initial investment in the loans be accreted into interest income. Loans accounted for under ASC Subtopic 310-20 are placed in non-accrual status when past due in accordance with the Corporation’s non-accruing policy and any accretion of discount is discontinued.

The risks on loans acquired in the FDIC-assisted transaction are significantly different from the risks on loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. The FDIC loss sharing agreements expired on June 30, 2015 for commercial (including construction) and consumer loans, and expires on June 30, 2020 for single-family residential mortgage loans, as explained in Note 13.

As a result of the expiration of the shared-loss arrangement under the commercial loss share agreement on June 30, 2015, approximately $1.5 billion in loans and $18 million in OREOs have been reclassified as “non-covered” in the accompanying statement of financial condition as of June 30, 2015, because they are no longer subject to the shared-loss payments by the FDIC. However, included in these balances are approximately $248.7 million of loans that are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC related primarily to (i) the FDIC’s denial of reimbursements for certain charge-offs claimed by BPPR with respect to certain loans and the treatment of those loans as “shared-loss assets” under the commercial loss share agreement; and (ii) the denial by the FDIC of portfolio sale proposals submitted by BPPR pursuant to the applicable commercial shared loss agreement provision governing portfolio sales. Until the disputes described above are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. Refer to additional information of these disputes on Note 26, Commitment and Contingencies.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in 2014 Annual Report.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Commercial multi-family	$663,100	$487,280
Commercial real estate non-owner occupied	3,445,267	2,526,146
Commercial real estate owner occupied	2,177,604	1,667,267
Commercial and industrial	3,718,745	3,453,574
Construction	696,010	251,820
Mortgage	7,225,823	6,502,886
Leasing	592,816	564,389
Legacy[2]	72,502	80,818
Consumer:
Credit cards	1,152,367	1,155,229
Home equity lines of credit	340,785	366,162
Personal	1,352,343	1,375,452
Auto	799,843	767,369
Other	197,940	206,059

Total loans held-in-portfolio[1]	$22,435,145	$19,404,451

[1]	Non-covered loans held-in-portfolio at June 30, 2015 are net of $100 million in unearned income and exclude $202 million in loans held-for-sale (December 31, 2014 - $94 million in unearned income and $106 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents the composition of covered loans at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Commercial real estate	$3	$1,511,472
Commercial and industrial	—	103,309
Construction	—	70,336
Mortgage	671,074	822,986
Consumer	18,573	34,559

Total covered loans held-in-portfolio	$689,650	$2,542,662

The following table provides a breakdown of loans held-for-sale (“LHFS”) at June 30, 2015 and December 31, 2014 by main categories.

(In thousands)	June 30, 2015	December 31, 2014
Commercial	$48,969	$309
Construction	1,681	—
Legacy	—	319
Mortgage	151,637	100,166
Consumer	—	5,310

Total loans held-for-sale	$202,287	$106,104

During the quarter and six months ended June 30, 2015, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $213 million and $382 million, respectively (June 30, 2014 - $169 million and $331 million, respectively), excluding the impact of the Doral Bank Transaction. The Corporation did not record purchases of consumer loans during the six months ended June 30, 2015 (June 30, 2014 - $92 million). In addition, during the six months ended June 30, 2015, the Corporation did not record purchases of commercial loans (during the quarter and six months ended June 30, 2014 - $21 million). The Corporation recorded purchases amounting to $164 thousand of lease financing during the six months ended June 30, 2015 and none during the six months ended June 30, 2014.

The Corporation sold approximately $25 million and $65 million of residential mortgage loans (on a whole loan basis) during the quarter and six months ended June 30, 2015, respectively (June 30, 2014 - $27 million and $70 million, respectively). Also, the Corporation securitized approximately $ 243 million and $ 400 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2015, respectively (June 30, 2014 - $ 184 million and $ 350 million, respectively). Furthermore, the Corporation securitized approximately $ 70 million and $ 117 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2015, respectively (June 30, 2014 - $ 60 million and $ 123 million, respectively). The Corporation sold commercial and construction loans with a book value of approximately $8 million and $9 million during the quarter and six months ended June 30, 2015, respectively (June 30, 2014 - $30 million and $61 million, respectively).

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at June 30, 2015 and December 31, 2014. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At June 30, 2015
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$1,071	$—	$171	$—	$1,242	$—
Commercial real estate non-owner occupied	43,436	—	—	—	43,436	—
Commercial real estate owner occupied	85,065	—	750	—	85,815	—
Commercial and industrial	49,827	330	9,974	—	59,801	330
Construction	4,756	—	671	—	5,427	—
Mortgage[3]	318,773	416,175	12,048	—	330,821	416,175
Leasing	2,328	—	—	—	2,328	—
Legacy	—	—	4,686	—	4,686	—
Consumer:
Credit cards	—	18,545	343	—	343	18,545
Home equity lines of credit	4	61	4,247	—	4,251	61
Personal	22,949	—	1,334	—	24,283	—
Auto	11,158	—	—	—	11,158	—
Other	2,400	664	6	—	2,406	664

Total[2]	$541,767	$435,775	$34,230	$—	$575,997	$435,775

[1]	Non-covered loans of $269 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 51 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $133 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2015. Furthermore, the Corporation has approximately $72 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2014
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$2,199	$—	$—	$—	$2,199	$—
Commercial real estate non-owner occupied	33,452	—	—	—	33,452	—
Commercial real estate owner occupied	92,648	—	805	—	93,453	—
Commercial and industrial	129,611	494	1,510	—	131,121	494
Construction	13,812	—	—	—	13,812	—
Mortgage[3]	295,629	426,387	9,284	—	304,913	426,387
Leasing	3,102	—	—	—	3,102	—
Legacy	—	—	1,545	—	1,545	—
Consumer:
Credit cards	—	20,368	449	—	449	20,368
Home equity lines of credit	—	21	4,090	—	4,090	21
Personal	25,678	10	1,410	—	27,088	10
Auto	11,387	—	—	—	11,387	—
Other	3,865	682	7	—	3,872	682

Total[2]	$611,383	$447,962	$19,100	$—	$630,483	$447,962

[1]	Non-covered loans by $59 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 19 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $125 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2014. Furthermore, the Corporation has approximately $66 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following tables present loans by past due status at June 30, 2015 and December 31, 2014 for non-covered loans held-in-portfolio (net of unearned income).

June 30, 2015
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$80	$—	$1,847	$1,927	$90,560	$92,487
Commercial real estate non-owner occupied	4,131	7,940	141,389	153,460	2,589,719	2,743,179
Commercial real estate owner occupied	10,409	11,478	133,950	155,837	1,801,259	1,957,096
Commercial and industrial	6,222	4,747	53,586	64,555	2,711,693	2,776,248
Construction	875	467	32,229	33,571	79,875	113,446
Mortgage	327,662	172,133	825,127	1,324,922	4,919,461	6,244,383
Leasing	6,653	1,899	2,328	10,880	581,936	592,816
Consumer:
Credit cards	11,391	8,954	18,545	38,890	1,099,550	1,138,440
Home equity lines of credit	397	200	65	662	12,034	12,696
Personal	13,892	8,197	23,358	45,447	1,201,072	1,246,519
Auto	33,813	7,745	11,158	52,716	747,047	799,763
Other	963	300	3,064	4,327	193,280	197,607

Total	$416,488	$224,060	$1,246,646	$1,887,194	$16,027,486	$17,914,680

June 30, 2015
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$—	$—	$171	$171	$570,442	$570,613
Commercial real estate non-owner occupied	—	360	—	360	701,728	702,088
Commercial real estate owner occupied	5,302	—	750	6,052	214,456	220,508
Commercial and industrial	998	1,022	9,974	11,994	930,503	942,497
Construction	—	—	671	671	581,893	582,564
Mortgage	2,234	5,749	12,048	20,031	961,409	981,440
Legacy	68	698	4,686	5,452	67,050	72,502
Consumer:
Credit cards	225	153	343	721	13,206	13,927
Home equity lines of credit	2,907	758	4,247	7,912	320,177	328,089
Personal	589	716	1,334	2,639	103,185	105,824
Auto	—	7	—	7	73	80
Other	—	—	6	6	327	333

Total	$12,323	$9,463	$34,230	$56,016	$4,464,449	$4,520,465

June 30, 2015
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.
Commercial multi-family	$80	$—	$2,018	$2,098	$661,002	$663,100
Commercial real estate non-owner occupied	4,131	8,300	141,389	153,820	3,291,447	3,445,267
Commercial real estate owner occupied	15,711	11,478	134,700	161,889	2,015,715	2,177,604
Commercial and industrial	7,220	5,769	63,560	76,549	3,642,196	3,718,745
Construction	875	467	32,900	34,242	661,768	696,010
Mortgage	329,896	177,882	837,175	1,344,953	5,880,870	7,225,823
Leasing	6,653	1,899	2,328	10,880	581,936	592,816
Legacy	68	698	4,686	5,452	67,050	72,502
Consumer:
Credit cards	11,616	9,107	18,888	39,611	1,112,756	1,152,367
Home equity lines of credit	3,304	958	4,312	8,574	332,211	340,785
Personal	14,481	8,913	24,692	48,086	1,304,257	1,352,343
Auto	33,813	7,752	11,158	52,723	747,120	799,843
Other	963	300	3,070	4,333	193,607	197,940

Total	$428,811	$233,523	$1,280,876	$1,943,210	$20,491,935	$22,435,145

December 31, 2014
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$221	$69	$2,199	$2,489	$77,588	$80,077
Commercial real estate non-owner occupied	9,828	121	33,452	43,401	1,970,178	2,013,579
Commercial real estate owner occupied	8,954	7,709	92,648	109,311	1,364,051	1,473,362
Commercial and industrial	18,498	5,269	130,105	153,872	2,653,913	2,807,785
Construction	2,497	—	13,812	16,309	143,075	159,384
Mortgage	304,319	167,219	780,678	1,252,216	4,198,285	5,450,501
Leasing	6,779	1,246	3,102	11,127	553,262	564,389
Consumer:
Credit cards	13,715	9,290	20,368	43,373	1,096,791	1,140,164
Home equity lines of credit	137	159	21	317	13,083	13,400
Personal	13,479	6,646	25,688	45,813	1,216,720	1,262,533
Auto	34,238	8,397	11,387	54,022	713,274	767,296
Other	1,009	209	4,547	5,765	199,879	205,644

Total	$413,674	$206,334	$1,118,007	$1,738,015	$14,200,099	$15,938,114

December 31, 2014
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$87	$376	$—	$463	$406,740	$407,203
Commercial real estate non-owner occupied	1,478	—	—	1,478	511,089	512,567
Commercial real estate owner occupied	45	3,631	805	4,481	189,424	193,905
Commercial and industrial	1,133	123	1,510	2,766	643,023	645,789
Construction	810	—	—	810	91,626	92,436
Mortgage	29,582	8,646	9,284	47,512	1,004,873	1,052,385
Legacy	929	1,931	1,545	4,405	76,413	80,818
Consumer:
Credit cards	314	246	449	1,009	14,056	15,065
Home equity lines of credit	5,036	1,025	4,090	10,151	342,611	352,762
Personal	2,476	893	1,410	4,779	108,140	112,919
Auto	—	—	—	—	73	73
Other	10	4	7	21	394	415

Total	$41,900	$16,875	$19,100	$77,875	$3,388,462	$3,466,337

December 31, 2014
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.
Commercial multi-family	$308	$445	$2,199	$2,952	$484,328	$487,280
Commercial real estate non-owner occupied	11,306	121	33,452	44,879	2,481,267	2,526,146
Commercial real estate owner occupied	8,999	11,340	93,453	113,792	1,553,475	1,667,267
Commercial and industrial	19,631	5,392	131,615	156,638	3,296,936	3,453,574
Construction	3,307	—	13,812	17,119	234,701	251,820
Mortgage	333,901	175,865	789,962	1,299,728	5,203,158	6,502,886
Leasing	6,779	1,246	3,102	11,127	553,262	564,389
Legacy	929	1,931	1,545	4,405	76,413	80,818
Consumer:
Credit cards	14,029	9,536	20,817	44,382	1,110,847	1,155,229
Home equity lines of credit	5,173	1,184	4,111	10,468	355,694	366,162
Personal	15,955	7,539	27,098	50,592	1,324,860	1,375,452
Auto	34,238	8,397	11,387	54,022	713,347	767,369
Other	1,019	213	4,554	5,786	200,273	206,059

Total	$455,574	$223,209	$1,137,107	$1,815,890	$17,588,561	$19,404,451

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at June 30, 2015 and December 31, 2014 by main categories.

(In thousands)	June 30, 2015	December 31, 2014
Commercial	$48,969	$309
Construction	1,681	—
Mortgage	225	14,041
Consumer	—	4,549

Total	$50,875	$18,899

The following table presents loans acquired as part of the Doral Bank Transaction accounted for under ASC subtopic 310-20 as of the February 27, 2015 acquisition date:

(In thousands)
Fair value of loans accounted under ASC Subtopic 310-20	$1,521,524
Gross contractual amounts receivable (principal and interest)	$2,014,755
Estimate of contractual cash flows not expected to be collected	$39,348

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$—	$—	$8,810	$—
Commercial and industrial	—	—	1,142	—
Construction	—	—	2,770	—
Mortgage	3,794	—	4,376	28
Consumer	69	—	735	—

Total[1]	$3,863	$—	$17,833	$28

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at June 30, 2015 and December 31, 2014 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

June 30, 2015
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$—	$—	$3	$3	$—	$3
Mortgage	6,223	16,771	96,097	119,091	551,983	671,074
Consumer	10	482	1,231	1,723	16,850	18,573

Total covered loans	$6,233	$17,253	$97,331	$120,817	$568,833	$689,650

December 31, 2014
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$98,559	$12,597	$291,010	$402,166	$1,109,306	$1,511,472
Commercial and industrial	512	7	7,756	8,275	95,034	103,309
Construction	—	384	58,665	59,049	11,287	70,336
Mortgage	45,764	23,531	143,140	212,435	610,551	822,986
Consumer	1,884	747	2,532	5,163	29,396	34,559

Total covered loans	$146,719	$37,266	$503,103	$687,088	$1,855,574	$2,542,662

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at June 30, 2015 (December 31, 2014 - $0.1 billion).

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

Loans acquired from Westernbank as part of an FDIC-assisted transaction

The carrying amount of the Westernbank loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	June 30, 2015 [1]			December 31, 2014
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,130,829	$56,764	$1,187,593	$1,392,482	$90,202	$1,482,684
Commercial and industrial	135,539	1,275	136,814	57,059	2,197	59,256
Construction	17,075	16,966	34,041	32,836	32,409	65,245
Mortgage	715,756	38,417	754,173	764,148	45,829	809,977
Consumer	23,294	1,163	24,457	25,617	1,393	27,010

Carrying amount	2,022,493	114,585	2,137,078	2,272,142	172,030	2,444,172
Allowance for loan losses	(42,503)	(4,546)	(47,049)	(52,798)	(26,048)	(78,846)

Carrying amount, net of allowance	$1,979,990	$110,039	$2,090,029	$2,219,344	$145,982	$2,365,326

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $680 million as of June 30, 2015.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.6 billion at June 30, 2015 (December 31, 2014 - $3.1 billion). At June 30, 2015, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended June 30, 2015 and 2014, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	June 30, 2015			June 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,254,249	$4,699	$1,258,948	$1,212,706	$5,506	$1,218,212
Accretion	(50,228)	(3,766)	(53,994)	(77,316)	(2,547)	(79,863)
Change in expected cash flows	35,755	5,215	40,970	135,812	6,597	142,409

Ending balance	$1,239,776	$6,148	$1,245,924	$1,271,202	$9,556	$1,280,758

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the six months ended
	June 30, 2015			June 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,265,752	$5,585	$1,271,337	$1,297,725	$11,480	$1,309,205
Accretion	(104,004)	(5,687)	(109,691)	(149,868)	(9,113)	(158,981)
Change in expected cash flows	78,028	6,250	84,278	123,345	7,189	130,534

Ending balance	$1,239,776	$6,148	$1,245,924	$1,271,202	$9,556	$1,280,758

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	June 30, 2015 [1]			June 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,211,781	$155,315	$2,367,096	$2,469,453	$263,669	$2,733,122
Accretion	50,228	3,766	53,994	77,316	2,547	79,863
Collections and charge-offs	(239,516)	(44,496)	(284,012)	(158,858)	(43,463)	(202,321)

Ending balance	$2,022,493	$114,585	$2,137,078	$2,387,911	$222,753	$2,610,664
Allowance for loan losses ASC 310-30 Westernbank loans	(42,503)	(4,546)	(47,049)	(50,609)	(40,283)	(90,892)

Ending balance, net of ALLL	$1,979,990	$110,039	$2,090,029	$2,337,302	$182,470	$2,519,772

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $680 million as of June 30, 2015.

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the six months ended
	June 30, 2015 [1]			June 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,272,142	$172,030	$2,444,172	$2,509,075	$318,872	$2,827,947
Accretion	104,004	5,687	109,691	149,868	9,113	158,981
Collections and charge offs	(353,653)	(63,132)	(416,785)	(271,032)	(105,232)	(376,264)

Ending balance	$2,022,493	$114,585	$2,137,078	$2,387,911	$222,753	$2,610,664
Allowance for loan losses ASC 310-30 Westernbank loans	(42,503)	(4,546)	(47,049)	(50,609)	(40,283)	(90,892)

Ending balance, net of ALLL	$1,979,990	$110,039	$2,090,029	$2,337,302	$182,470	$2,519,772

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $680 million as of June 30, 2015.

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $421 million at June 30, 2015 (December 31, 2014 - $243 million). At June 30, 2015, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended June 30, 2015 and 2014 were as follows:

Activity in the accretable discount - other acquired loans ASC 310-30
(In thousands)	For the quarter ended June 30, 2015	For the quarter ended June 30, 2014
Beginning balance	$158,424	$67,285
Additions	5,406	4,060
Accretion	(4,633)	(2,552)
Change in expected cash flows	2,962	8,034

Ending balance	$162,159	$76,827

Activity in the accretable discount - other acquired loans ASC 310-30
(In thousands)	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Beginning balance	$116,304	$49,398
Additions	56,068	11,144
Accretion	(7,856)	(4,926)
Change in expected cash flows	(2,357)	21,211

Ending balance	$162,159	$76,827

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended June 30, 2015	For the quarter ended June 30, 2014
Beginning balance	$363,097	190,216
Additions	17,089	13,139
Accretion	4,633	2,552
Collections and charge-offs	(16,532)	(6,866)

Ending balance	$368,287	$199,041
Allowance for loan losses ASC 310-30 other acquired loans	(16,842)	(15,751)

Ending balance, net of ALLL	$351,445	$183,290

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Beginning balance	$212,763	$173,659
Additions	174,180	33,181
Accretion	7,856	4,926
Collections and charge-offs	(26,512)	(12,725)

Ending balance	$368,287	$199,041
Allowance for loan losses ASC 310-30 other acquired loans	(16,842)	(15,751)

Ending balance, net of ALLL	$351,445	$183,290

The following table presents loans acquired as part of the Doral Bank Transaction accounted for pursuant to ASC Subtopic 310-30 at the February 27, 2015 acquisition date.

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

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 5-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate, when these trends are higher than the respective base loss rates. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process.

For the period ended June 30, 2015, 32% (June 30, 2014 - 28%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage and commercial multi-family loan portfolios for 2015, and in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2014.

For the period ended June 30, 2015, 19% (June 30, 2014 - 23%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer loan portfolio for 2015 and in the commercial multi-family, commercial and industrial and legacy loan portfolios for 2014.

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

During the second quarter of 2015, management completed the annual review of the components of the ALLL models. As part of this review management updated core metrics and revised certain components related to the estimation process for evaluating the adequacy of the general reserve of the allowance for loan losses. These enhancements to the ALLL methodology, which are described in the paragraphs below, were implemented as of June 30, 2015 and resulted in a net decrease to the allowance for loan losses of $ 1.9 million for the non-covered portfolio. The effect of the aforementioned enhancements was immaterial for the covered loans portfolio.

Management made the following principal enhancements to the methodology during the second quarter of 2015:

•	Increased the historical look-back period for determining the base loss rates for commercial and construction loans. The Corporation increased the look-back period for assessing historical loss trends applicable to the determination of commercial and construction loan net charge-offs from 36 months to 60 months. Given the current overall commercial and construction credit quality improvements, including lower loss trends, management concluded that a 60-month look-back period for the base loss rates aligns the Corporation’s allowance for loan losses methodology to maintain adequate loss observations in its main general reserve component.

The combined effect of the aforementioned enhancements to the base loss rates resulted in an increase to the allowance for loan losses of $19.6 million at June 30, 2015, of which $17.9 million related to the non-covered BPPR segment and $1.7 million related to the BPNA segment.

•	Annual review and recalibration of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. During the second quarter of 2015, the environmental factor models used to account for changes in current credit and macroeconomic conditions were reviewed and recalibrated based on the latest applicable trends.

The combined effect of the aforementioned recalibration and enhancements to the environmental factors adjustment resulted in a decrease to the allowance for loan losses of $21.4 million at June 30, 2015, of which $20.5 million related to the non-covered BPPR segment and $1 million related to the BPNA segment.

The following tables present the changes in the allowance for loan losses for the quarters ended June 30, 2015 and 2014.

For the quarter ended June 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$195,466	$1,595	$126,579	$7,208	$153,428	$484,276
Provision (reversal of provision)	50,231	5,260	9,755	2,925	(7,642)	60,529
Charge-offs	(23,323)	(2,194)	(11,361)	(1,693)	(24,182)	(62,753)
Recoveries	6,264	473	622	720	9,528	17,607
Net write-down related to loans transferred to held-for-sale	(29,996)	—	—	—	—	(29,996)
Allowance transferred from covered loans	8,453	1,424	582	—	2,578	13,037

Ending balance	$207,095	$6,558	$126,177	$9,160	$133,710	$482,700

For the quarter ended June 30, 2015
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,267	$7,707	$40,469	$—	$3,030	$72,473
Provision (reversal of provision)	8,120	8,874	(1,734)	—	506	15,766
Charge-offs	(23,697)	(16,040)	(520)	—	(767)	(41,024)
Recoveries	3,864	1,425	342	—	88	5,719
Net recoveries (write-down)	(1,101)	(542)	(160)	—	(20)	(1,823)
Allowance transferred to non-covered loans	(8,453)	(1,424)	(582)	—	(2,578)	(13,037)

Ending balance	$—	$—	$37,815	$—	$259	$38,074

For the quarter ended June 30, 2015
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$10,426	$1,849	$2,262	$2,962	$14,449	$31,948
Provision (reversal of provision)	(2,680)	580	2,236	383	(580)	(61)
Charge-offs	(432)	—	(340)	(480)	(2,974)	(4,226)
Recoveries	1,311	—	164	450	1,005	2,930
Net recoveries (write-down)	—	—	(552)	—	—	(552)

Ending balance	$8,625	$2,429	$3,770	$3,315	$11,900	$30,039

For the quarter ended June 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$227,159	$11,151	$169,310	$2,962	$7,208	$170,907	$588,697
Provision (reversal of provision)	55,671	14,714	10,257	383	2,925	(7,716)	76,234
Charge-offs	(47,452)	(18,234)	(12,221)	(480)	(1,693)	(27,923)	(108,003)
Recoveries	11,439	1,898	1,128	450	720	10,621	26,256
Net recoveries (write-down)	(31,097)	(542)	(712)	—	—	(20)	(32,371)

Ending balance	$215,720	$8,987	$167,762	$3,315	$9,160	$145,869	$550,813

For the six months ended June 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$201,589	$5,483	$120,860	$7,131	$154,072	$489,135
Provision (reversal of provision)	48,910	(1,553)	25,947	3,771	15,367	92,442
Charge-offs	(32,895)	(2,194)	(22,334)	(2,930)	(53,881)	(114,234)
Recoveries	11,034	3,398	1,122	1,188	15,574	32,316
Net write-downs related to loans transferred to held-for-sale	(29,996)	—	—	—	—	(29,996)
Allowance transferred from covered loans	8,453	1,424	582	—	2,578	13,037

Ending balance	$207,095	$6,558	$126,177	$9,160	$133,710	$482,700

For the six months ended June 30, 2015
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$30,871	$7,202	$40,948	$—	$3,052	$82,073
Provision (reversal of provision)	10,115	15,150	1,068	—	(243)	26,090
Charge-offs	(37,936)	(25,086)	(3,906)	—	(767)	(67,695)
Recoveries	6,504	4,700	447	—	815	12,466
Net recoveries (write-down)	(1,101)	(542)	(160)	—	(20)	(1,823)
Allowance transferred to non-covered loans	(8,453)	(1,424)	(582)	—	(2,578)	(13,037)

Ending balance	$—	$—	$37,815	$—	$259	$38,074

For the six months ended June 30, 2015
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584
Provision (reversal of provision)	(2,381)	1,242	(3,891)	(1,427)	4,194	(2,263)
Charge-offs	(882)	—	(561)	(954)	(5,492)	(7,889)
Recoveries	2,240	—	231	2,752	2,256	7,479
Net recoveries (write-down)	—	—	5,529	—	(3,401)	2,128

Ending balance	$8,625	$2,429	$3,770	$3,315	$11,900	$30,039

For the six months ended June 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792
Provision (reversal of provision)	56,644	14,839	23,124	(1,427)	3,771	19,318	116,269
Charge-offs	(71,713)	(27,280)	(26,801)	(954)	(2,930)	(60,140)	(189,818)
Recoveries	19,778	8,098	1,800	2,752	1,188	18,645	52,261
Net recoveries (write-down)	(31,097)	(542)	5,369	—	—	(3,421)	(29,691)

Ending balance	$215,720	$8,987	$167,762	$3,315	$9,160	$145,869	$550,813

For the quarter ended June 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$124,134	$5,079	$137,796	$10,483	$157,248	$434,740
Provision (reversal of provision)	69,410	(503)	(7,471)	(3,380)	16,805	74,861
Charge-offs	(16,218)	(42)	(10,083)	(1,754)	(29,941)	(58,038)
Recoveries	6,909	657	157	610	6,370	14,703

Ending balance	$184,235	$5,191	$120,399	$5,959	$150,482	$466,266

For the quarter ended June 30, 2014
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$38,589	$15,966	$38,848	$—	$4,370	$97,773
Provision (reversal of provision)	13,542	(3,270)	2,344	1	(1,013)	11,604
Charge-offs	(5,993)	(6,427)	(2,262)	(2)	677	(14,007)
Recoveries	555	2,727	11	1	1	3,295

Ending balance	$46,693	$8,996	$38,941	$—	$4,035	$98,665

For the quarter ended June 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,505	$196	$25,167	$11,872	$18,893	$87,633
Provision (reversal of provision)	(12,321)	(45)	(7,245)	(3,734)	(1,442)	(24,787)
Charge-offs	(5,672)	—	(914)	(1,347)	(3,997)	(11,930)
Recoveries	4,762	—	521	2,552	1,229	9,064

Ending balance	$18,274	$151	$17,529	$9,343	$14,683	$59,980

For the quarter ended June 30, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,375	$27	$—	$1,400	$2,400	$20,202
Net write-down related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	(2,400)	(20,202)

Ending balance	$—	$—	$—	$—	$—	$—

For the quarter ended June 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$210,603	$21,268	$201,811	$13,272	$10,483	$182,911	$640,348
Provision (reversal of provision)	70,631	(3,818)	(12,372)	(3,734)	(3,379)	14,350	61,678
Charge-offs	(27,883)	(6,469)	(13,259)	(1,347)	(1,756)	(33,261)	(83,975)
Recoveries	12,226	3,384	689	2,552	611	7,600	27,062
Net write-down related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	—	(2,400)	(20,202)

Ending balance	$249,202	$14,338	$176,869	$9,343	$5,959	$169,200	$624,911

For the six months ended June 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$128,150	$5,095	$130,330	$10,622	$152,578	$426,775
Provision (reversal of provision)	80,566	(1,897)	8,511	(2,863)	44,458	128,775
Charge-offs	(38,334)	(458)	(18,809)	(2,721)	(59,137)	(119,459)
Recoveries	13,853	2,451	367	921	12,583	30,175

Ending balance	$184,235	$5,191	$120,399	$5,959	$150,482	$466,266

For the six months ended June 30, 2014
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,198	$19,491	$36,006	$—	$4,397	$102,092
Provision (reversal of provision)	17,581	14,297	6,842	1	(1,403)	37,318
Charge-offs	(13,961)	(29,408)	(3,918)	(2)	972	(46,317)
Recoveries	875	4,616	11	1	69	5,572

Ending balance	$46,693	$8,996	$38,941	$—	$4,035	$98,665

For the six months ended June 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$24,930	$214	$26,599	$11,335	$19,205	$82,283
Allowance transferred from discontinued operations	7,984	—	—	—	—	7,984
Provision (reversal of provision)	(11,742)	(239)	(7,807)	(7,406)	2,615	(24,579)
Charge-offs	(10,664)	—	(2,452)	(4,331)	(9,073)	(26,520)
Recoveries	7,766	176	1,189	9,745	1,936	20,812

Ending balance	$18,274	$151	$17,529	$9,343	$14,683	$59,980

For the six months ended June 30, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,902	$33	$—	$2,369	$5,101	$29,405
Allowance transferred to continuing operations	(7,984)	—	—	—	—	(7,984)
Provision (reversal of provision)	(2,831)	(226)	—	(1,812)	(1,895)	(6,764)
Charge-offs	(2,995)	—	—	(557)	(900)	(4,452)
Recoveries	8,283	220	—	1,400	94	9,997

Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	(2,400)	(20,202)

Ending balance	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555
Provision (reversal of provision)	83,574	11,935	7,546	(9,218)	(2,863)	43,775	134,749
Charge-offs	(65,954)	(29,866)	(25,179)	(4,888)	(2,721)	(68,138)	(196,746)
Recoveries	30,777	7,463	1,567	11,145	921	14,682	66,555
Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	—	(2,400)	(20,202)

Ending balance	$249,202	$14,338	$176,869	$9,343	$5,959	$169,200	$624,911

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the six months ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$68,386	$90,371	$78,846	$93,915
Provision for loan losses	12,269	10,951	20,870	35,506
Net charge-offs	(33,606)	(10,430)	(52,667)	(38,529)

Balance at end of period	$47,049	$90,892	$47,049	$90,892

The following tables present information at June 30, 2015 and December 31, 2014 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At June 30, 2015
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$68,456	$725	$43,749	$607	$24,615	$138,152
General ALLL non-covered loans	138,639	5,833	82,428	8,553	109,095	344,548

ALLL - non-covered loans	207,095	6,558	126,177	9,160	133,710	482,700

Specific ALLL covered loans	—	—	—	—	—	—
General ALLL covered loans	—	—	37,815	—	259	38,074

ALLL - covered loans	—	—	37,815	—	259	38,074

Total ALLL	$207,095	$6,558	$163,992	$9,160	$133,969	$520,774

Loans held-in-portfolio:
Impaired non-covered loans	$337,577	$3,627	$450,789	$2,554	$112,733	$907,280
Non-covered loans held-in-portfolio excluding impaired loans	7,231,433	109,819	5,793,594	590,262	3,282,292	17,007,400

Non-covered loans held-in-portfolio	7,569,010	113,446	6,244,383	592,816	3,395,025	17,914,680

Impaired covered loans	—	—	—	—	—	—
Covered loans held-in-portfolio excluding impaired loans	3	—	671,074	—	18,573	689,650

Covered loans held-in-portfolio	3	—	671,074	—	18,573	689,650

Total loans held-in-portfolio	$7,569,013	$113,446	$6,915,457	$592,816	$3,413,598	$18,604,330

At June 30, 2015
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$413	$34	$412	$859
General ALLL	8,625	2,429	3,357	3,281	11,488	29,180

Total ALLL	$8,625	$2,429	$3,770	$3,315	$11,900	$30,039

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,045	$1,357	$2,144	$8,546
Loans held-in-portfolio, excluding impaired loans	2,435,706	582,564	976,395	71,145	446,109	4,511,919

Total loans held-in-portfolio	$2,435,706	$582,564	$981,440	$72,502	$448,253	$4,520,465

At June 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$68,456	$725	$44,162	$34	$607	$25,027	$139,011
General ALLL non-covered loans	147,264	8,262	85,785	3,281	8,553	120,583	373,728

ALLL - non-covered loans	215,720	8,987	129,947	3,315	9,160	145,610	512,739

Specific ALLL covered loans	—	—	—	—	—	—	—
General ALLL covered loans	—	—	37,815	—	—	259	38,074

ALLL - covered loans	—	—	37,815	—	—	259	38,074

Total ALLL	$215,720	$8,987	$167,762	$3,315	$9,160	$145,869	$550,813

Loans held-in-portfolio:
Impaired non-covered loans	$337,577	$3,627	$455,834	$1,357	$2,554	$114,877	$915,826
Non-covered loans held-in-portfolio excluding impaired loans	9,667,139	692,383	6,769,989	71,145	590,262	3,728,401	21,519,319

Non-covered loans held-in-portfolio	10,004,716	696,010	7,225,823	72,502	592,816	3,843,278	22,435,145

Impaired covered loans	—	—	—	—	—	—	—
Covered loans held-in-portfolio excluding impaired loans	3	—	671,074	—	—	18,573	689,650

Covered loans held-in-portfolio	3	—	671,074	—	—	18,573	689,650

Total loans held-in-portfolio	$10,004,719	$696,010	$7,896,897	$72,502	$592,816	$3,861,851	$23,124,795

At December 31, 2014
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,736	$363	$45,838	$770	$27,796	$139,503
General ALLL non-covered loans	136,853	5,120	75,022	6,361	126,276	349,632

ALLL - non-covered loans	201,589	5,483	120,860	7,131	154,072	489,135

Specific ALLL covered loans	5	—	—	—	—	5
General ALLL covered loans	30,866	7,202	40,948	—	3,052	82,068

ALLL - covered loans	30,871	7,202	40,948	—	3,052	82,073

Total ALLL	$232,460	$12,685	$161,808	$7,131	$157,124	$571,208

Loans held-in-portfolio:
Impaired non-covered loans	$356,911	$13,268	$431,569	$3,023	$115,759	$920,530
Non-covered loans held-in-portfolio excluding impaired loans	6,017,892	146,116	5,018,932	561,366	3,273,278	15,017,584

Non-covered loans held-in-portfolio	6,374,803	159,384	5,450,501	564,389	3,389,037	15,938,114

Impaired covered loans	4,487	2,419	—	—	—	6,906
Covered loans held-in-portfolio excluding impaired loans	1,610,294	67,917	822,986	—	34,559	2,535,756

Covered loans held-in-portfolio	1,614,781	70,336	822,986	—	34,559	2,542,662

Total loans held-in-portfolio	$7,989,584	$229,720	$6,273,487	$564,389	$3,423,596	$18,480,776

At December 31, 2014
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$273	$—	$365	$638
General ALLL	9,648	1,187	2,189	2,944	13,978	29,946

Total ALLL	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584

Loans held-in-portfolio:
Impaired loans	$250	$—	$4,255	$—	$1,973	$6,478
Loans held-in-portfolio, excluding impaired loans	1,759,214	92,436	1,048,130	80,818	479,261	3,459,859

Total loans held-in-portfolio	$1,759,464	$92,436	$1,052,385	$80,818	$481,234	$3,466,337

At December 31, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,736	$363	$46,111	$—	$770	$28,161	$140,141
General ALLL non-covered loans	146,501	6,307	77,211	2,944	6,361	140,254	379,578

ALLL - non-covered loans	211,237	6,670	123,322	2,944	7,131	168,415	519,719

Specific ALLL covered loans	5	—	—	—	—	—	5
General ALLL covered loans	30,866	7,202	40,948	—	—	3,052	82,068

ALLL - covered loans	30,871	7,202	40,948	—	—	3,052	82,073

Total ALLL	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792

Loans held-in-portfolio:
Impaired non-covered loans	$357,161	$13,268	$435,824	$—	$3,023	$117,732	$927,008
Non-covered loans held-in-portfolio excluding impaired loans	7,777,106	238,552	6,067,062	80,818	561,366	3,752,539	18,477,443

Non-covered loans held-in-portfolio	8,134,267	251,820	6,502,886	80,818	564,389	3,870,271	19,404,451

Impaired covered loans	4,487	2,419	—	—	—	—	6,906
Covered loans held-in-portfolio excluding impaired loans	1,610,294	67,917	822,986	—	—	34,559	2,535,756

Covered loans held-in-portfolio	1,614,781	70,336	822,986	—	—	34,559	2,542,662

Total loans held-in-portfolio	$9,749,048	$322,156	$7,325,872	$80,818	$564,389	$3,904,830	$21,947,113

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2015 and December 31, 2014.

June 30, 2015
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$99	$99	$4	$—	$—	$99	$99	$4
Commercial real estate non-owner occupied	109,047	109,977	37,993	8,985	11,921	118,032	121,898	37,993
Commercial real estate owner occupied	105,349	130,894	18,025	15,085	22,343	120,434	153,237	18,025
Commercial and industrial	73,865	76,038	12,434	25,147	38,795	99,012	114,833	12,434
Construction	3,627	10,276	725	—	—	3,627	10,276	725
Mortgage	410,228	447,040	43,749	40,561	45,005	450,789	492,045	43,749
Leasing	2,554	2,554	607	—	—	2,554	2,554	607
Consumer:
Credit cards	39,998	39,998	7,207	—	—	39,998	39,998	7,207
Personal	69,960	69,960	16,914	—	—	69,960	69,960	16,914
Auto	2,122	2,122	368	—	—	2,122	2,122	368
Other	653	653	126	—	—	653	653	126

Total Puerto Rico	$817,502	$889,611	$138,152	$89,778	$118,064	$907,280	$1,007,675	$138,152

June 30, 2015
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$3,069	$3,716	$413	$1,976	$2,762	$5,045	$6,478	$413
Legacy	1,357	1,357	34	—	—	1,357	1,357	34
Consumer:
HELOCs	865	882	251	787	787	1,652	1,669	251
Personal	409	409	161	83	83	492	492	161

Total U.S. mainland	$5,700	$6,364	$859	$2,846	$3,632	$8,546	$9,996	$859

June 30, 2015
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$99	$99	$4	$—	$—	$99	$99	$4
Commercial real estate non-owner occupied	109,047	109,977	37,993	8,985	11,921	118,032	121,898	37,993
Commercial real estate owner occupied	105,349	130,894	18,025	15,085	22,343	120,434	153,237	18,025
Commercial and industrial	73,865	76,038	12,434	25,147	38,795	99,012	114,833	12,434
Construction	3,627	10,276	725	—	—	3,627	10,276	725
Mortgage	413,297	450,756	44,162	42,537	47,767	455,834	498,523	44,162
Legacy	1,357	1,357	34	—	—	1,357	1,357	34
Leasing	2,554	2,554	607	—	—	2,554	2,554	607
Consumer:
Credit Cards	39,998	39,998	7,207	—	—	39,998	39,998	7,207
HELOCs	865	882	251	787	787	1,652	1,669	251
Personal	70,369	70,369	17,075	83	83	70,452	70,452	17,075
Auto	2,122	2,122	368	—	—	2,122	2,122	368
Other	653	653	126	—	—	653	653	126

Total Popular, Inc.	$823,202	$895,975	$139,011	$92,624	$121,696	$915,826	$1,017,671	$139,011

December 31, 2014
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$50,324	$53,154	$5,182	$7,929	$7,929	$58,253	$61,083	$5,182
Commercial real estate owner occupied	114,163	127,855	16,770	14,897	16,110	129,060	143,965	16,770
Commercial and industrial	145,633	148,204	42,784	23,965	31,722	169,598	179,926	42,784
Construction	2,575	7,980	363	10,693	28,994	13,268	36,974	363
Mortgage	395,911	426,502	45,838	35,658	39,248	431,569	465,750	45,838
Leasing	3,023	3,023	770	—	—	3,023	3,023	770
Consumer:
Credit cards	41,477	41,477	8,023	—	—	41,477	41,477	8,023
Personal	71,825	71,825	19,410	—	—	71,825	71,825	19,410
Auto	1,932	1,932	262	—	—	1,932	1,932	262
Other	525	525	101	—	—	525	525	101
Covered loans	2,419	7,500	5	4,487	4,487	6,906	11,987	5

Total Puerto Rico	$829,807	$889,977	$139,508	$97,629	$128,490	$927,436	$1,018,467	$139,508

December 31, 2014
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial and industrial	$—	$—	$—	$250	$250	$250	$250	$—
Mortgage	3,049	3,443	273	1,206	2,306	4,255	5,749	273
Consumer:
HELOCs	1,095	1,095	362	791	791	1,886	1,886	362
Other	3	3	3	84	—	87	3	3

Total U.S. mainland	$4,147	$4,541	$638	$2,331	$3,347	$6,478	$7,888	$638

December 31, 2014
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$50,324	$53,154	$5,182	$7,929	$7,929	$58,253	$61,083	$5,182
Commercial real estate owner occupied	114,163	127,855	16,770	14,897	16,110	129,060	143,965	16,770
Commercial and industrial	145,633	148,204	42,784	24,215	31,972	169,848	180,176	42,784
Construction	2,575	7,980	363	10,693	28,994	13,268	36,974	363
Mortgage	398,960	429,945	46,111	36,864	41,554	435,824	471,499	46,111
Leasing	3,023	3,023	770	—	—	3,023	3,023	770
Consumer:
Credit Cards	41,477	41,477	8,023	—	—	41,477	41,477	8,023
HELOCs	1,095	1,095	362	791	791	1,886	1,886	362
Personal	71,825	71,825	19,410	—	—	71,825	71,825	19,410
Auto	1,932	1,932	262	—	—	1,932	1,932	262
Other	528	528	104	84	—	612	528	104
Covered loans	2,419	7,500	5	4,487	4,487	6,906	11,987	5

Total Popular, Inc.	$833,954	$894,518	$140,146	$99,960	$131,837	$933,914	$1,026,355	$140,146

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarter and six months ended June 30, 2015 and 2014.

For the quarter ended June 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$325	$—	$—	$—	$325	$—
Commercial real estate non-owner occupied	118,663	1,307	—	—	118,663	1,307
Commercial real estate owner occupied	123,656	1,211	—	—	123,656	1,211
Commercial and industrial	134,834	2,369	—	—	134,834	2,369
Construction	6,733	—	—	—	6,733	—
Mortgage	448,148	4,112	5,076	16	453,224	4,128
Legacy	—	—	679	—	679	—
Leasing	2,739	—	—	—	2,739	—
Consumer:
Credit cards	40,598	—	—	—	40,598	—
Helocs	—	—	1,645	—	1,645	—
Personal	70,309	—	452	—	70,761	—
Auto	2,079	—	—	—	2,079	—
Other	590	—	—	—	590	—
Covered loans	5,365	74	—	—	5,365	74

Total Popular, Inc.	$954,039	$9,073	$7,852	$16	$961,891	$9,089

For the quarter ended June 30, 2014
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$2,144	$—	$2,808	$—	$4,952	$—
Commercial real estate non-owner occupied	77,906	696	9,653	24	87,559	720
Commercial real estate owner occupied	113,400	728	6,632	30	120,032	758
Commercial and industrial	112,697	1,717	1,122	—	113,819	1,717
Construction	21,553	—	—	—	21,553	—
Mortgage	410,345	5,081	52,034	485	462,379	5,566
Legacy	—	—	3,123	—	3,123	—
Leasing	2,554	—	—	—	2,554	—
Consumer:
Credit cards	43,241	—	—	—	43,241	—
Helocs	—	—	2,431	—	2,431	—
Personal	74,918	—	—	—	74,918	—
Auto	1,910	—	87	—	1,997	—
Other	880	—	6	—	886	—
Covered loans	5,391	118	—	—	5,391	118

Total Popular, Inc.	$866,939	$8,340	$77,896	$539	$944,835	$8,879

For the six months ended June 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$217	$—	$—	$—	$217	$—
Commercial real estate non-owner occupied	98,526	2,582	—	—	98,526	2,582
Commercial real estate owner occupied	125,457	2,422	—	—	125,457	2,422
Commercial and industrial	146,422	4,749	83	—	146,505	4,749
Construction	8,911	—	—	—	8,911	—
Mortgage	442,621	8,565	4,802	29	447,423	8,594
Legacy	—	—	452	—	452	—
Leasing	2,834	—	—	—	2,834	—
Consumer:
Credit cards	40,891	—	—	—	40,891	—
HELOCs	—	—	1,725	—	1,725	—
Personal	70,814	—	301	—	71,115	—
Auto	2,030	—	—	—	2,030	—
Other	568	—	29	—	597	—
Covered loans	5,879	153	—	—	5,879	153

Total Popular, Inc.	$945,170	$18,471	$7,392	$29	$952,562	$18,500

For the six months ended June 30, 2014
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$2,564	$—	$4,428	$—	$6,992	$—
Commercial real estate non-owner occupied	74,059	8	15,440	24	89,499	32
Commercial real estate owner occupied	105,458	1,191	9,629	30	115,087	1,221
Commercial and industrial	103,810	1,581	1,357	—	105,167	1,581
Construction	19,976	3,329	1,888	—	21,864	3,329
Mortgage	406,679	10,263	52,264	992	458,943	11,255
Legacy	—	—	4,097	—	4,097	—
Leasing	2,667	—	—	—	2,667	—
Consumer:
Credit cards	43,832	—	—	—	43,832	—
HELOCs	—	—	1,687	—	1,687	—
Personal	76,104	—	—	—	76,104	—
Auto	1,724	—	87	—	1,811	—
Other	752	—	696	—	1,448	—
Covered loans	10,576	234	—	—	10,576	234

Total Popular, Inc.	$848,201	$16,606	$91,573	$1,046	$939,774	$17,652

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.2 billion at June 30, 2015 (December 31, 2014 - $ 1.1 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $2 million related to the commercial loan portfolio and $1 million related to the construction loan portfolio at June 30, 2015 (December 31, 2014 - $5 million and $1 million, respectively).

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

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at June 30, 2015 and December 31, 2014.

	Popular, Inc.
	Non-Covered Loans
	June 30, 2015			December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$214,907	$85,388	$300,295	$153,380	$150,069	$303,449
Construction	275	5,023	5,298	453	5,488	5,941
Mortgage	603,105	126,052	729,157	556,346	116,465	672,811
Leases	2,229	325	2,554	775	2,248	3,023
Consumer	105,237	14,019	119,256	107,530	14,848	122,378

Total	$925,753	$230,807	$1,156,560	$818,484	$289,118	$1,107,602

	Popular, Inc.
	Covered Loans
	June 30, 2015			December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$—	$—	$—	$1,689	$3,257	$4,946
Construction	—	—	—	—	2,419	2,419
Mortgage	1,749	2,969	4,718	3,629	3,990	7,619
Consumer	—	—	—	26	5	31

Total	$1,749	$2,969	$4,718	$5,344	$9,671	$15,015

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2015 and 2014.

	Puerto Rico
	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other

Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	3	7	—	—	5	8	—	—
Commercial real estate owner occupied	8	6	—	—	10	9	—	—
Commercial and industrial	6	6	—	—	11	11	—	—
Construction	—	—	—	—	1	—	—	—
Mortgage	16	11	83	23	29	30	181	38
Leasing	—	1	2	—	—	2	14	—
Consumer:
Credit cards	194	—	—	164	422	—	—	351
Personal	274	4	—	—	502	18	—	—
Auto	—	3	1	—	—	5	3	—
Other	11	—	—	—	22	—	—	—

Total	512	38	86	187	1,002	85	198	389

	U.S. Mainland
	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	2	—	—	1	10	—
Consumer:
HELOCs	—	1	—	1	—	1	—	2
Personal	—	2	—	—	—	2	—	—

Total	—	3	2	1	—	4	10	2

	Popular, Inc.
	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other

Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	3	7	—	—	5	8	—	—
Commercial real estate owner occupied	8	6	—	—	10	9	—	—
Commercial and industrial	6	6	—	—	11	11	—	—
Construction	—	—	—	—	1	—	—	—
Mortgage	16	11	85	23	29	31	191	38
Leasing	—	1	2	—	—	2	14	—
Consumer:
Credit cards	194	—	—	164	422	—	—	351
HELOCs	—	1	—	1	—	1	—	2
Personal	274	6	—	—	502	20	—	—
Auto	—	3	1	—	—	5	3	—
Other	11	—	—	—	22	—	—	—

Total	512	41	88	188	1,002	89	208	391

	Puerto Rico
	For the quarter ended June 30, 2014				For the six months ended June 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	3	—	—	2	4	—	—
Commercial real estate owner occupied	6	5	—	—	15	7	—	—
Commercial and industrial	14	6	—	—	23	6	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	14	12	110	43	27	26	190	67
Leasing	—	1	18	—	—	5	24	—
Consumer:
Credit cards	273	—	—	172	547	—	—	327
Personal	247	16	—	2	463	33	—	3
Auto	—	6	3	—	—	8	3	—
Other	25	—	—	1	43	—	—	2

Total	579	49	131	218	1,120	92	217	399

	U.S. Mainland
	For the quarter ended June 30, 2014				For the six months ended June 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	5	—	—	—	11	—

Total	—	—	5	—	—	—	11	—

	Popular, Inc.
	For the quarter ended June 30, 2014				For the six months ended June 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	3	—	—	2	4	—	—
Commercial real estate owner occupied	6	5	—	—	15	7	—	—
Commercial and industrial	14	6	—	—	23	6	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	14	12	115	43	27	26	201	67
Leasing	—	1	18	—	—	5	24	—
Consumer:
Credit cards	273	—	—	172	547	—	—	327
Personal	247	16	—	2	463	33	—	3
Auto	—	6	3	—	—	8	3	—
Other	25	—	—	1	43	—	—	2

Total	579	49	136	218	1,120	92	228	399

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2015 and 2014.

Puerto Rico
For the quarter ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	10	$48,719	$48,868	$10,682
Commercial real estate owner occupied	14	5,031	4,484	162
Commercial and industrial	12	6,834	6,997	439
Mortgage	133	8,284	13,146	957
Leasing	3	99	99	23
Consumer:
Credit cards	358	3,265	3,687	568
Personal	278	4,751	4,749	1,009
Auto	4	60	62	9
Other	11	27	38	5

Total	823	$77,070	$82,130	$13,854

U.S. Mainland
For the quarter ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	2	$187	$193	$97
Consumer:
HELOCs	2	74	75	16
Personal	2	30	30	3

Total	6	$291	$298	$116

Popular, Inc.
For the quarter ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	10	$48,719	48,868	$10,682
Commercial real estate owner occupied	14	5,031	4,484	162
Commercial and industrial	12	6,834	6,997	439
Mortgage	135	8,471	13,339	1,054
Leasing	3	99	99	23
Consumer:
Credit cards	358	3,265	3,687	568
HELOCs	2	74	75	16
Personal	280	4,781	4,779	1,012
Auto	4	60	62	9
Other	11	27	38	5

Total	829	$77,361	$82,428	$13,970

Puerto Rico
For the quarter ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,486	$1,461	$141
Commercial real estate owner occupied	11	31,629	31,193	1,446
Commercial and industrial	20	41,418	41,205	60
Mortgage	179	26,651	26,411	804
Leasing	19	507	510	103
Consumer:
Credit cards	445	3,369	3,811	602
Personal	265	4,374	4,391	854
Auto	9	144	149	9
Other	26	66	65	11

Total	977	$109,644	$109,196	$4,030

U.S. Mainland
For the quarter ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	5	$643	$763	$245

Total	5	$643	$763	$245

Popular, Inc.
For the quarter ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,486	$1,461	$141
Commercial real estate owner occupied	11	31,629	31,193	1,446
Commercial and industrial	20	41,418	41,205	60
Mortgage	184	27,294	27,174	1,049
Leasing	19	507	510	103
Consumer:
Credit cards	445	3,369	3,811	602
Personal	265	4,374	4,391	854
Auto	9	144	149	9
Other	26	66	65	11

Total	982	$110,287	$109,959	$4,275

Puerto Rico
For the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	13	66,719	66,866	13,668
Commercial real estate owner occupied	19	9,790	9,036	333
Commercial and industrial	22	12,367	12,886	662
Construction	1	268	259	(166)
Mortgage	278	24,186	29,912	2,296
Leasing	16	422	424	97
Consumer:
Credit cards	773	6,882	7,753	1,197
Personal	520	9,253	9,249	1,976
Auto	8	60	113	17
Other	22	56	67	9

Total	1,674	$130,554	$137,116	$20,091

U.S. mainland
For the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	11	$655	$1,657	$179
Consumer:
HELOCs	3	74	167	25
Personal	2	30	30	3

Total	16	$759	$1,854	$207

Popular, Inc.
For the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	13	66,719	66,866	13,668
Commercial real estate owner occupied	19	9,790	9,036	333
Commercial and industrial	22	12,367	12,886	662
Construction	1	268	259	(166)
Mortgage	289	24,841	31,569	2,475
Leasing	16	422	424	97
Consumer:
Credit cards	773	6,882	7,753	1,197
HELOCs	3	74	167	25
Personal	522	9,283	9,279	1,979
Auto	8	60	113	17
Other	22	56	67	9

Total	1,690	$131,313	$138,970	$20,298

Puerto Rico
For the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$2,862	$2,915	$78
Commercial real estate owner occupied	22	33,258	32,810	1,420
Commercial and industrial	29	42,191	41,975	69
Construction	3	11,358	11,358	(570)
Mortgage	310	46,037	46,936	1,942
Leasing	29	713	717	166
Consumer:
Credit cards	874	6,952	7,902	1,229
Personal	499	8,449	8,465	1,766
Auto	11	176	182	10
Other	45	103	102	17

Total	1,828	$152,099	$153,362	$6,127

U.S. mainland
For the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	11	$1,568	$1,827	$240

Total	11	$1,568	$1,827	$240

Popular, Inc.
For the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$2,862	$2,915	$78
Commercial real estate owner occupied	22	33,258	32,810	1,420
Commercial and industrial	29	42,191	41,975	69
Construction	3	11,358	11,358	(570)
Mortgage	321	47,605	48,763	2,182
Leasing	29	713	717	166
Consumer:
Credit cards	874	6,952	7,902	1,229
Personal	499	8,449	8,465	1,766
Auto	11	176	182	10
Other	45	103	102	17

Total	1,839	$153,667	$155,189	$6,367

During the six months ended June 30, 2015 and 2014, eight loans with an aggregate unpaid principal balance of $3.3 million and one loan of $1.0 million, respectively, were restructured into multiple notes (“Note A / B split”). The Corporation recorded $747 thousand charge-offs as part of those loan restructurings during the quarter ended June 30, 2015 (June 30, 2014 - $0 million). The restructuring of those loans was made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on those commercial TDRs amounted to approximately $2.9 million at June 30, 2015 (June 30, 2014 - $1.1 million) with a related allowance for loan losses amounting to approximately $307 thousand (June 30, 2014 - $0 million).

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at June 30, 2015 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended June 30, 2015		Defaulted during the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	—	$—	1	$291
Commercial and industrial	1	64	2	154
Construction	—	—	2	1,192
Mortgage	48	5,941	126	16,042
Leasing	4	36	5	43
Consumer:
Credit cards	138	1,225	240	2,341
Personal	31	474	50	692
Auto	—	—	4	78
Other	1	1	2	2

Total	223	$7,741	432	$20,835

For U.S. mainland for the quarter and six months ended June 30, 2015 there were no TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

Popular, Inc.
	Defaulted during the quarter ended June 30, 2015		Defaulted during the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	—	$—	1	$291
Commercial and industrial	1	64	2	154
Construction	—	—	2	1,192
Mortgage	48	5,941	126	16,042
Legacy	4	36	5	43
Consumer:
Credit cards	138	1,225	240	2,341
Personal	31	474	50	692
Auto	—	—	4	78
Other	1	1	2	2

Total	223	$7,741	432	$20,835

Puerto Rico
	Defaulted during the quarter ended June 30, 2014		Defaulted during the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$30
Commercial real estate owner occupied	1	44	3	377
Commercial and industrial	2	438	5	609
Mortgage	33	6,225	55	10,915
Leasing	4	52	7	87
Consumer:
Credit cards	133	1,329	256	2,408
Personal	30	345	55	666
Auto	5	84	10	186

Total	208	$8,517	392	$15,278

For U.S. mainland for the quarter and six months ended June 30, 2014 there were no TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2015 and December 31, 2014.

June 30, 2015
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,806	$1,220	$8,374	$—	$—	$11,400	$81,087	$92,487
Commercial real estate non-owner occupied	387,976	203,993	539,017	307	795	1,132,088	1,611,091	2,743,179
Commercial real estate owner occupied	297,790	191,912	468,687	2,267	510	961,166	995,930	1,957,096
Commercial and industrial	267,796	220,499	361,142	626	197	850,260	1,925,988	2,776,248

Total Commercial	955,368	617,624	1,377,220	3,200	1,502	2,954,914	4,614,096	7,569,010
Construction	1,562	8,170	39,755	—	—	49,487	63,959	113,446
Mortgage	—	—	223,718	—	—	223,718	6,020,665	6,244,383
Leasing	—	—	2,326	—	2	2,328	590,488	592,816
Consumer:
Credit cards	—	—	19,246	—	—	19,246	1,119,194	1,138,440
HELOCs	—	—	6,630	—	65	6,695	6,001	12,696
Personal	—	—	4,388	—	38	4,426	1,242,093	1,246,519
Auto	—	—	11,125	—	33	11,158	788,605	799,763
Other	—	—	1,645	—	755	2,400	195,207	197,607

Total Consumer	—	—	43,034	—	891	43,925	3,351,100	3,395,025

Total Puerto Rico	$956,930	$625,794	$1,686,053	$3,200	$2,395	$3,274,372	$14,640,308	$17,914,680

U.S. mainland
Commercial multi-family	$13,238	$7,261	$347	$—	$—	$20,846	$549,767	$570,613
Commercial real estate non-owner occupied	35,895	3,766	24,969	—	—	64,630	637,458	702,088
Commercial real estate owner occupied	24,697	4,636	4,024	—	—	33,357	187,151	220,508
Commercial and industrial	11,442	2,224	70,986	—	—	84,652	857,845	942,497

Total Commercial	85,272	17,887	100,326	—	—	203,485	2,232,221	2,435,706
Construction	15,091	42,708	671	—	—	58,470	524,094	582,564
Mortgage	—	—	12,050	—	—	12,050	969,390	981,440
Legacy	7,184	2,208	7,864	—	—	17,256	55,246	72,502
Consumer:
Credit cards	—	—	—	—	—	—	13,927	13,927
HELOCs	—	—	1,302	—	2,945	4,247	323,842	328,089
Personal	—	—	306	—	1,027	1,333	104,491	105,824
Auto	—	—	—	—	—	—	80	80
Other	—	—	6	—	—	6	327	333

Total Consumer	—	—	1,614	—	3,972	5,586	442,667	448,253

Total U.S. mainland	$107,547	$62,803	$122,525	$—	$3,972	$296,847	$4,223,618	$4,520,465

Popular, Inc.
Commercial multi-family	$15,044	$8,481	$8,721	$—	$—	$32,246	$630,854	$663,100
Commercial real estate non-owner occupied	423,871	207,759	563,986	307	795	1,196,718	2,248,549	3,445,267
Commercial real estate owner occupied	322,487	196,548	472,711	2,267	510	994,523	1,183,081	2,177,604
Commercial and industrial	279,238	222,723	432,128	626	197	934,912	2,783,833	3,718,745

Total Commercial	1,040,640	635,511	1,477,546	3,200	1,502	3,158,399	6,846,317	10,004,716
Construction	16,653	50,878	40,426	—	—	107,957	588,053	696,010
Mortgage	—	—	235,768	—	—	235,768	6,990,055	7,225,823
Legacy	7,184	2,208	7,864	—	—	17,256	55,246	72,502
Leasing	—	—	2,326	—	2	2,328	590,488	592,816
Consumer:
Credit cards	—	—	19,246	—	—	19,246	1,133,121	1,152,367
HELOCs	—	—	7,932	—	3,010	10,942	329,843	340,785
Personal	—	—	4,694	—	1,065	5,759	1,346,584	1,352,343
Auto	—	—	11,125	—	33	11,158	788,685	799,843
Other	—	—	1,651	—	755	2,406	195,534	197,940

Total Consumer	—	—	44,648	—	4,863	49,511	3,793,767	3,843,278

Total Popular, Inc.	$1,064,477	$688,597	$1,808,578	$3,200	$6,367	$3,571,219	$18,863,926	$22,435,145

The following table presents the weighted average obligor risk rating at June 30, 2015 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Puerto Rico:[1]
Commercial multi-family	11.13	5.73
Commercial real estate non-owner occupied	11.06	6.69
Commercial real estate owner occupied	11.17	7.08
Commercial and industrial	11.13	7.10

Total Commercial	11.12	6.94

Construction	11.12	7.60

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.49	7.22
Commercial real estate non-owner occupied	11.00	6.91
Commercial real estate owner occupied	11.19	7.05
Commercial and industrial	11.13	6.25

Total Commercial	11.10	6.75

Construction	12.00	7.84

Legacy	11.21	7.71

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2014
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,306	$5,021	$3,186	$—	$—	$10,513	$69,564	$80,077
Commercial real estate non-owner occupied	171,771	144,104	169,900	—	—	485,775	1,527,804	2,013,579
Commercial real estate owner occupied	212,236	144,536	306,014	3,595	—	666,381	806,981	1,473,362
Commercial and industrial	421,332	367,834	272,880	849	255	1,063,150	1,744,635	2,807,785

Total Commercial	807,645	661,495	751,980	4,444	255	2,225,819	4,148,984	6,374,803
Construction	4,612	6,204	16,908	—	—	27,724	131,660	159,384
Mortgage	—	—	218,680	—	—	218,680	5,231,821	5,450,501
Leasing	—	—	3,102	—	—	3,102	561,287	564,389
Consumer:
Credit cards	—	—	21,070	—	—	21,070	1,119,094	1,140,164
HELOCs	—	—	8,186	—	7	8,193	5,207	13,400
Personal	—	—	8,380	—	77	8,457	1,254,076	1,262,533
Auto	—	—	11,348	—	40	11,388	755,908	767,296
Other	—	—	2,130	—	1,735	3,865	201,779	205,644

Total Consumer	—	—	51,114	—	1,859	52,973	3,336,064	3,389,037

Total Puerto Rico	$812,257	$667,699	$1,041,784	$4,444	$2,114	$2,528,298	$13,409,816	$15,938,114

U.S. mainland
Commercial multi-family	$11,283	$6,818	$13,653	$—	$—	$31,754	$375,449	$407,203
Commercial real estate non-owner occupied	17,424	8,745	13,446	—	—	39,615	472,952	512,567
Commercial real estate owner occupied	24,284	4,707	4,672	—	—	33,663	160,242	193,905
Commercial and industrial	5,357	2,548	7,988	—	—	15,893	629,896	645,789

Total Commercial	58,348	22,818	39,759	—	—	120,925	1,638,539	1,759,464
Construction	—	—	—	—	—	—	92,436	92,436
Mortgage	—	—	23,100	—	—	23,100	1,029,285	1,052,385
Legacy	7,902	2,491	9,204	—	—	19,597	61,221	80,818
Consumer:
Credit cards	—	—	—	—	—	—	15,065	15,065
HELOCs	—	—	2,457	—	1,632	4,089	348,673	352,762
Personal	—	—	571	—	835	1,406	111,513	112,919
Auto	—	—	—	—	—	—	73	73
Other	—	—	7	—	—	7	408	415

Total Consumer	—	—	3,035	—	2,467	5,502	475,732	481,234

Total U.S. mainland	$66,250	$25,309	$75,098	$—	$2,467	$169,124	$3,297,213	$3,466,337

Popular, Inc.
Commercial multi-family	$13,589	$11,839	$16,839	$—	$—	$42,267	$445,013	$487,280
Commercial real estate non-owner occupied	189,195	152,849	183,346	—	—	525,390	2,000,756	2,526,146
Commercial real estate owner occupied	236,520	149,243	310,686	3,595	—	700,044	967,223	1,667,267
Commercial and industrial	426,689	370,382	280,868	849	255	1,079,043	2,374,531	3,453,574

Total Commercial	865,993	684,313	791,739	4,444	255	2,346,744	5,787,523	8,134,267
Construction	4,612	6,204	16,908	—	—	27,724	224,096	251,820
Mortgage	—	—	241,780	—	—	241,780	6,261,106	6,502,886
Legacy	7,902	2,491	9,204	—	—	19,597	61,221	80,818
Leasing	—	—	3,102	—	—	3,102	561,287	564,389
Consumer:
Credit cards	—	—	21,070	—	—	21,070	1,134,159	1,155,229
HELOCs	—	—	10,643	—	1,639	12,282	353,880	366,162
Personal	—	—	8,951	—	912	9,863	1,365,589	1,375,452
Auto	—	—	11,348	—	40	11,388	755,981	767,369
Other	—	—	2,137	—	1,735	3,872	202,187	206,059

Total Consumer	—	—	54,149	—	4,326	58,475	3,811,796	3,870,271

Total Popular, Inc.	$878,507	$693,008	$1,116,882	$4,444	$4,581	$2,697,422	$16,707,029	$19,404,451

The following table presents the weighted average obligor risk rating at December 31, 2014 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Puerto Rico:[1]
Commercial multi-family	11.69	5.63
Commercial real estate non-owner occupied	11.20	6.83
Commercial real estate owner occupied	11.28	6.96
Commercial and industrial	11.48	6.89

Total Commercial	11.33	6.87

Construction	11.82	7.43

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.00	7.24
Commercial real estate non-owner occupied	11.00	6.83
Commercial real estate owner occupied	11.17	7.04
Commercial and industrial	11.09	6.29

Total Commercial	11.04	6.74

Construction	—	7.76

Legacy	11.11	7.70

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 13 – FDIC loss share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss share arrangements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss share arrangements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under loss share arrangements. The loss share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring at the end of the quarter ending June 30, 2020. The loss share arrangements applicable to commercial (including construction) and consumer loans expired on June 30, 2015 and provides for reimbursement to the FDIC through the quarter ending June 30, 2018.

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$409,844	$798,460	$542,454	$909,414
Amortization of loss share indemnification asset	(31,065)	(72,095)	(58,381)	(121,041)
Credit impairment losses to be covered under loss sharing agreements	7,647	10,372	15,893	25,462
Reimbursable expenses	42,730	11,085	64,275	23,830
Net payments from FDIC under loss sharing agreements	(32,158)	(29,291)	(164,423)	(110,618)
Other adjustments attributable to FDIC loss sharing agreements	(4,051)	(5,662)	(6,871)	(14,178)

Balance at end of period	$392,947	$712,869	392,947	712,869

During the second quarter of 2014, the Corporation revised its analysis of expected cash flows which resulted in a net decrease in estimated credit losses, which was driven mainly by certain commercial loan pools. Though this had a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. The amortization of the FDIC loss share asset is recognized over the shorter of the remaining life of the loan pools, or the indemnification asset.

As a result of the expiration of the shared-loss arrangement under the commercial loss share agreement on June 30, 2015, loans with a carrying amount of approximately $248.7 million, which were reclassified to “non-covered” in the accompanying statement of financial condition as of June 30, 2015, are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC related primarily to (i) the FDIC’s denial of reimbursements for certain charge-offs claimed by BPPR with respect to certain loans and the treatment of those loans as “shared-loss assets” under the commercial loss share agreement; and (ii) the denial by the FDIC of portfolio sale proposals submitted by BPPR pursuant to the applicable commercial shared loss agreement provision governing portfolio sales. Until the disputes described above are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. As of June 30, 2015, losses amounting to $141.3 million related to these assets are reflected in the FDIC indemnification asset as a receivable from the FDIC. Refer to additional information of these disputes on Note 26, Commitments and Contingencies.

The weighted average life of the single family loan portfolio subject to the FDIC loss sharing agreement at June 30, 2015 is 7.63 years.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Carrying amount (fair value)	$121,469	$129,304
Undiscounted amount	$172,026	$187,238

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014

Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$14,689	$10,558	$26,937	$21,306
Mortgage servicing rights fair value adjustments	(1,917)	(7,740)	(6,846)	(15,836)

Total mortgage servicing fees, net of fair value adjustments	12,772	2,818	20,091	5,470

Net gain on sale of loans, including valuation on loans held-for-sale	8,022	8,189	15,302	15,365

Trading account profit (loss):
Unrealized gains (losses) on outstanding derivative positions	42	22	59	(738)
Realized gains (losses) on closed derivative positions	489	(7,241)	(1,275)	(12,631)

Total trading account profit (loss)	531	(7,219)	(1,216)	(13,369)

Total mortgage banking activities	$21,325	$3,788	$34,177	$7,466

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

During the second quarter of 2015, BPPR completed the acquisition of mortgage servicing rights on three pools of residence mortgage loans serviced for GNMA, FNMA and FHLMC, with an unpaid principal balance of approximately $5.0 billion, from the FDIC as a receiver for Doral Bank, as part of the Doral Bank Transaction. The aggregate purchase price for the mortgage servicing rights and related servicing advances was approximately $56.2 million.

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2015 and 2014 because they did not contain any credit recourse arrangements. During the quarter ended June 30, 2015, the Corporation recorded a net gain $7.2 million (June 30, 2014 - $9.2 million) related to the residential mortgage loans securitized. During the six months ended June 30, 2015, the Corporation recorded a net gain $13.7 million (June 30, 2014 - $17.0 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2015 and 2014:

	Proceeds Obtained During the Quarter Ended June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$243,374	$—	$243,374
Mortgage-backed securities - FNMA	—	70,477	—	70,477

Total trading account securities	$—	$313,851	$—	$313,851

Mortgage servicing rights	—	—	4,207	4,207

Total	$—	$313,851	$4,207	$318,058

	Proceeds Obtained During the Six Months Ended June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$399,830	$—	$399,830
Mortgage-backed securities - FNMA	—	117,435	—	117,435

Total trading account securities	$—	$517,265	$—	$517,265

Mortgage servicing rights	—	—	6,769	6,769

Total	$—	$517,265	$6,769	$524,034

	Proceeds Obtained During the Quarter Ended June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$184,307	$—	$184,307
Mortgage-backed securities - FNMA	—	60,069	—	60,069

Total trading account securities	$—	$244,376	$—	$244,376

Mortgage servicing rights	—	—	2,919	2,919

Total	$—	$244,376	$2,919	$247,295

	Proceeds Obtained During the Six Months Ended June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$350,239	$—	$350,239
Mortgage-backed securities - FNMA	—	122,652	—	122,652

Total trading account securities	$—	$472,891	$—	$472,891

Mortgage servicing rights	—	—	6,117	6,117

Total	$—	$472,891	$6,117	$479,008

During the six months ended June 30, 2015, the Corporation retained servicing rights on whole loan sales involving approximately $41 million in principal balance outstanding (June 30, 2014 - $53 million), with realized gains of approximately $1.7 million (June 30, 2014 - gains of $2.0 million). All loan sales performed during the six months ended June 30, 2015 and 2014 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2015 and 2014.

Residential MSRs
(In thousands)	June 30, 2015	June 30, 2014
Fair value at beginning of period	$148,694	$161,099
Purchases[1]	57,269	—
Servicing from securitizations or asset transfers	7,302	6,692
Changes due to payments on loans[2]	(8,850)	(8,164)
Reduction due to loan repurchases	(1,321)	(1,830)
Changes in fair value due to changes in valuation model inputs or assumptions	3,325	(5,842)
Other disposals	(62)	(4)

Fair value at end of period	$206,357	$151,951

[1]	Includes $54.9 million from the acquisition of mortgage servicing rights from the FDIC as a receiver for Doral Bank during the second quarter of 2015.
[2]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $19.7 billion at June 30, 2015 (December 31, 2014 - $15.6 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and six months ended June 30, 2015 amounted to $14.7 million and $26.9 million, respectively (June 30, 2014 - $10.6 million and $21.3 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At June 30, 2015, those weighted average mortgage servicing fees were 0.29% (June 30, 2014 – 0.26%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2015 and 2014 were as follows:

	Quarter ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Prepayment speed	6.9%	6.3%	7.1%	6.2%
Weighted average life	8.7 years	15.9 years	8.8 years	16.0 years
Discount rate (annual rate)	10.8%	10.7%	10.9%	10.7%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	June 30, 2015	December 31, 2014
Fair value of servicing rights	$104,082	$110,534
Weighted average life	6.9 years	11.7 years
Weighted average prepayment speed (annual rate)	7.0%	8.6%
Impact on fair value of 10% adverse change	$(676)	$(4,089)
Impact on fair value of 20% adverse change	$(3,951)	$(7,995)
Weighted average discount rate (annual rate)	11.5%	11.5%
Impact on fair value of 10% adverse change	$(1,801)	$(4,492)
Impact on fair value of 20% adverse change	$(6,021)	$(8,701)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	June 30, 2015	December 31, 2014
Fair value of servicing rights	$102,275	$38,160
Weighted average life	6.5 years	11.0 years
Weighted average prepayment speed (annual rate)	7.8%	9.1%
Impact on fair value of 10% adverse change	$(1,912)	$(1,620)
Impact on fair value of 20% adverse change	$(4,932)	$(2,924)
Weighted average discount rate (annual rate)	10.7%	10.7%
Impact on fair value of 10% adverse change	$(2,904)	$(1,603)
Impact on fair value of 20% adverse change	$(6,768)	$(2,877)

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

At June 30, 2015, the Corporation serviced $2.0 billion (December 31, 2014 - $2.1 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2015, the Corporation had recorded $88 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2014 - $81 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2015, the Corporation repurchased approximately $ 60 million (June 30, 2014 - $107 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 16 – Other real estate owned

The following tables present the Other Real Estate Owned Activity, for the quarters and six months ended June 30, 2015 and 2014.

	For the quarter ended June 30, 2015
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$25,608	$102,562	$70,573	$42,984	$241,727
Write-downs in value	(4,162)	(2,463)	(10,955)	(1,393)	(18,973)
Additions	2,793	18,532	5,623	8,879	35,827
Sales	(4,868)	(14,243)	(50,285)	(13,806)	(83,202)
Other adjustments	850	50	(452)	(68)	380
Transfer to non-covered status[1]	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$34,725	$107,530	$—	$33,504	$175,759

[1]	Represents the reclassification of OREOs to the non-covered category, pursuant to the expiration of the commercial and consumer shared loss arrangement with the FDIC related to loans acquired from Westernbank, on June 30, 2015.

	For the six months ended June 30, 2015
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(10,049)	(3,835)	(20,350)	(2,675)	(36,909)
Additions	4,828	39,607	9,661	14,260	68,356
Sales	(14,295)	(27,329)	(59,749)	(19,628)	(121,001)
Other adjustments	754	(522)	(452)	(233)	(453)
Transfer to non-covered status[1]	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$34,725	$107,530	$—	$33,504	$175,759

[1]	Represents the reclassification of OREOs to the non-covered category, pursuant to the expiration of the commercial and consumer shared loss arrangement with the FDIC related to loans acquired from Westernbank, on June 30, 2015.

During the second quarter of 2015, the Corporation completed a bulk sale of $37 million of covered OREOs.

	For the quarter ended June 30, 2014
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,141	$88,824	$110,333	$48,414	$295,712
Write-downs in value	(571)	(439)	(6,635)	(940)	(8,585)
Additions	6,303	15,400	22,260	4,103	48,066
Sales	(5,372)	(12,203)	(14,792)	(3,777)	(36,144)
Other adjustments	1,286	(1,949)	(3,261)	100	(3,824)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

	For the six months ended June 30, 2014
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(785)	(1,108)	(11,198)	(1,147)	(14,238)
Additions	10,971	30,283	35,454	8,594	85,302
Sales	(10,334)	(24,266)	(33,213)	(6,154)	(73,967)
Other adjustments	1,286	(2,128)	(3,353)	(1,185)	(5,380)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

Note 17 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2015	December 31, 2014
Net deferred tax assets (net of valuation allowance)	$1,286,086	$812,819
Investments under the equity method	222,218	225,625
Prepaid FDIC insurance assessment	—	360
Prepaid taxes	201,504	198,120
Other prepaid expenses	80,993	83,719
Derivative assets	21,716	25,362
Trades receivable from brokers and counterparties	111,964	66,949
Others	260,426	233,489

Total other assets	$2,184,907	$1,646,443

Prepaid taxes at June 30, 2015 and December 31, 2014 includes a payment of $45 million in income taxes in connection with the Closing Agreement signed with the Puerto Rico Department of Treasury on June 30, 2014.

As discussed in Note 36, the corporation recorded during the quarter ended June 30, 2015 a partial reversal of the valuation allowance on its deferred tax assets from its U.S. operations for approximately $545 million.

Note 18 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 and 2014, allocated by reportable segments, were as follows (refer to Note 38 for the definition of the Corporation’s reportable segments):

2015
(In thousands)	Balance at January 1, 2015	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30, 2015
Banco Popular de Puerto Rico	$250,109	$3,899	$(2,875)	$—	$251,133
Banco Popular North America	215,567	38,735	—	—	254,302

Total Popular, Inc.	$465,676	$42,634	$(2,875)	$—	$505,435

2014
(In thousands)	Balance at January 1, 2014	Goodwill on acquisition	Purchase accounting adjustments	Goodwill written off related to discontinued operations	Other	Balance at June 30, 2014
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	(186,511)	—	215,567

Total Popular, Inc.	$647,757	$—	$—	$(186,511)	$—	$461,246

The goodwill acquired during 2015 in the reportable segments of Banco Popular de Puerto Rico and Banco Popular North America of $3.4 million, after considering purchase accounting adjustments, and $38.7 million, respectively, was related to the Doral Bank Transaction. During the second quarter of 2015, the Corporation recorded adjustments to its initial fair value estimates resulting in a net reduction of the goodwill recorded in connection with the Doral Bank Transaction of approximately $0.5 million. Refer to note 5, Business Combination, for additional information. In addition, the Corporation recorded purchase accounting adjustments to reduce the goodwill related to the acquisition of an insurance benefits business during the year ended December 31, 2014, based amount of goodwill by approximately $2.4 million.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

June 30, 2015
(In thousands)	Balance at January 1, 2015 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2015 (net amounts)	Balance at June 30, 2015 (gross amounts)	Accumulated impairment losses	Balance at June 30, 2015 (net amounts)
Banco Popular de Puerto Rico	$250,109	$—	$250,109	$251,133	$—	$251,133
Banco Popular North America	379,978	164,411	215,567	418,713	164,411	254,302

Total Popular, Inc.	$630,087	$164,411	$465,676	$669,846	$164,411	$505,435

December 31, 2014
(In thousands)	Balance at January 1, 2014 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2014 (net amounts)	Balance at December 31, 2014 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2014 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$250,109	$—	$250,109
Banco Popular North America	566,489	164,411	402,078	379,978	164,411	215,567

Total Popular, Inc.	$812,168	$164,411	$647,757	$630,087	$164,411	$465,676

Other Intangible Assets

At June 30, 2015 and December 31, 2014, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2015
Core deposits	$74,252	$35,400	$38,852
Other customer relationships	37,876	7,987	29,889

Total other intangible assets	$112,128	$43,387	$68,741

December 31, 2014
Core deposits	$50,679	$32,006	$18,673
Other customer relationships	19,452	6,644	12,808

Total other intangible assets	$70,131	$38,650	$31,481

During the first quarter of 2015, the Corporation also acquired $23.6 million in core deposit intangibles related to the Doral Bank Transaction.

During the quarter ended June 30, 2015, the Corporation recognized $ 2.9 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2014 - $ 2.0 million). During the six months ended June 30, 2015, the Corporation recognized $ 5.0 million in amortization related to other intangible assets with definite useful lives (June 30, 2014 - $ 4.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2015	$7,263
Year 2016	13,414
Year 2017	10,665
Year 2018	10,573
Year 2019	9,997
Year 2020	6,131

Note 19 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2015	December 31, 2014
Savings accounts	$6,991,645	$6,737,370

NOW, money market and other interest bearing demand deposits	5,610,806	4,811,972

Total savings, NOW, money market and other interest bearing demand deposits	12,602,451	11,549,342

Certificates of deposit:

Under $100,000	4,324,540	4,211,180

$100,000 and over	4,517,717	3,263,265

Total certificates of deposit	8,842,257	7,474,445

Total interest bearing deposits	$21,444,708	$19,023,787

A summary of certificates of deposit by maturity at June 30, 2015 follows:

(In thousands)
2015	$3,844,272
2016	2,547,284
2017	841,480
2018	603,939
2019	443,301
2020 and thereafter	561,981

Total certificates of deposit	$8,842,257

At June 30, 2015, the Corporation had brokered deposits amounting to $ 1.9 billion (December 31, 2014 - $ 1.9 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $7 million at June 30, 2015 (December 31, 2014 - $9 million).

Note 20 – Borrowings

The following table presents the composition of fed funds purchased and assets sold under agreements to repurchase at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014

Federal funds purchased	$—	$100,000

Assets sold under agreements to repurchase	1,121,244	1,171,657

Total federal funds purchased and assets sold under agreements to repurchase	$1,121,244	$1,271,657

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2015	December 31, 2014
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
Within 30 days	$999	$—

Total U.S. Treasury Securities	999	—

Obligations of U.S. government sponsored entities
Overnight	275	—
Within 30 days	65,476	289,545
After 30 to 90 days	208,855	25,761
After 90 days	150,521	420,176

Total obligations of U.S. government sponsored entities	425,127	735,482

Obligations of Puerto Rico, states and political subdivisions
Overnight	—	23,397
Within 30 days	6,836	5,199
After 30 to 90 days	116	—

Total Obligations of Puerto Rico, states and political subdivisions	6,952	28,596

Mortgage-backed securities
Overnight	4,792	4,850
Within 30 days	37,535	54,311
After 30 to 90 days	70,458	—
After 90 days	469,800	195,629

Total mortgage-backed securities	582,585	254,790

Collateralized mortgage obligations
Within 30 days	42,998	16,700
After 30 to 90 days	42,590	55,338
After 90 days	17,945	71,281

Total collateralized mortgage obligations	103,533	143,319

Other
Overnight	1,858	1,353
Within 30 days	—	8,117
After 30 to 90 days	190	—

Total other	2,048	9,470

Total	$1,121,244	$1,171,657

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

The following table presents the composition of other short-term borrowings at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Advances with the FHLB paying interest at maturity of 0.34%	$100,000	$20,000
Others	1,200	1,200

Total other short-term borrowings	$101,200	$21,200

Note: Refer to the Corporation’s 2014 Annual Report for rates information at December 31, 2014.

The following table presents the composition of notes payable at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Advances with the FHLB with maturities ranging from 2015 through 2029 paying interest at monthly fixed rates ranging from 0.41% to 4.19%	$894,800	$802,198

Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%	450,000	450,000

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 22)	439,800	439,800

Others	19,428	19,830

Total notes payable	$1,804,028	$1,711,828

Note: Refer to the Corporation’s 2014 Annual Report for rates information at December 31, 2014.

A breakdown of borrowings by contractual maturities at June 30, 2015 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2015	$792,506	$101,200	$318,516	$1,212,222
2016	328,738	—	253,536	582,274
2017	—	—	85,645	85,645
2018	—	—	109,494	109,494
2019	—	—	465,813	465,813
Later years	—	—	571,024	571,024

Total borrowings	$1,121,244	$101,200	$1,804,028	$3,026,472

Note 21 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at June 30, 2015 and December 31, 2014.

As of June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$21,716	$—	$21,716	$296	$—	$—	$21,420
Reverse repurchase agreements	138,067	—	138,067	—	138,067	—	—

Total	$159,783	$—	$159,783	$296	$138,067	$—	$21,420

As of June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$18,430	$—	$18,430	$296	$6,511	$—	$11,623
Repurchase agreements	1,121,244	—	1,121,244	—	1,121,244	—	—

Total	$1,139,674	$—	$1,139,674	$296	$1,127,755	$—	$11,623

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$25,361	$—	$25,361	$320	$—	$—	$25,041
Reverse repurchase agreements	151,134	—	151,134	—	151,134	—	—

Total	$176,495	$—	$176,495	$320	$151,134	$—	$25,041

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$23,032	$—	$23,032	$320	$8,781	$—	$13,931
Repurchase agreements	1,171,657	—	1,171,657	—	1,171,657	—	—

Total	$1,194,689	$—	$1,194,689	$320	$1,180,438	$—	$13,931

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

Note 22 – Trust preferred securities

At June 30, 2015 and December 31, 2014, statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at June 30, 2015 and December 31, 2014.

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

The Basel III Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s capital components at June 30, 2015 included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the Basel III Capital Rules. The Corporation is allowed to include only 25% of such trust preferred securities in Tier I capital as of January 1, 2015 and would be allowed 0% as of January 1, 2016 and thereafter. The Basel III Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities.

Note 23 – Stockholders’ equity

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $469 million at June 30, 2015 (December 31, 2014 - $469 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and six months ended June 30, 2015 and June 30, 2014.

Note 24 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and six months ended June 30, 2015 and 2014.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended June 30,		Six months ended June 30,
(In thousands)		2015	2014	2015	2014
Foreign currency translation	Beginning Balance	$(33,413)	$(30,496)	$(32,832)	$(36,099)

	Other comprehensive loss before reclassifications	(1,092)	(603)	(1,673)	(2,718)
	Amounts reclassified from accumulated other comprehensive loss	—	—	—	7,718

	Net change	(1,092)	(603)	(1,673)	5,000

	Ending balance	$(34,505)	$(31,099)	$(34,505)	$(31,099)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(202,701)	$(103,584)	$(205,187)	$(104,302)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,065	1,297	6,130	2,594
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(579)	(580)	(1,158)	(1,159)

	Net change	2,486	717	4,972	1,435

	Ending balance	$(200,215)	$(102,867)	$(200,215)	$(102,867)

Unrealized net holding gains (losses) on investments	Beginning Balance	$42,750	$(22,255)	$8,465	$(48,344)

	Other comprehensive (loss) income before reclassifications	(39,172)	26,326	(4,887)	52,415
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive (loss) income	11,959	—	11,959	—
	Amounts reclassified from accumulated other comprehensive (loss) income	(4)	—	(4)	—

	Net change	(27,217)	26,326	7,068	52,415

	Ending balance	$15,533	$4,071	$15,533	$4,071

Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$(1,036)	$60	$(318)	$—

	Other comprehensive (loss) income before reclassifications	612	(1,554)	(933)	(2,607)
	Amounts reclassified from other accumulated other comprehensive (loss) income	580	1,098	1,407	2,211

	Net change	1,192	(456)	474	(396)

	Ending balance	$156	$(396)	$156	$(396)

	Total	$(219,031)	$(130,291)	$(219,031)	$(130,291)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2015 and 2014.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended June 30,		Six months ended June 30,
(In thousands)	Consolidated Statements of Operations	2015	2014	2015	2014
Foreign Currency Translation
Cumulative translation adjustment reclassified into earnings	Other operating income	$—	$—	$—	$(7,718)

	Total before tax	—	—	—	(7,718)

	Total net of tax	$—	$—	$—	$(7,718)

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,025)	$(2,126)	$(10,050)	$(4,252)
Amortization of prior service cost	Personnel costs	950	950	1,900	1,900

	Total before tax	(4,075)	(1,176)	(8,150)	(2,352)

	Income tax benefit	1,589	459	3,178	917

	Total net of tax	$(2,486)	$(717)	$(4,972)	$(1,435)

Unrealized holding gains (losses) on investments
Realized loss on sale of securities	Other-than-temporary impairment losses on available-for-sale debt securities	$(14,445)	$—	$(14,445)	$—
	Net gain (loss) and valuation adjustments on investment securities	5	—	5	—

	Total before tax	(14,440)	—	(14,440)	—

	Income tax (expense) benefit	2,485	—	2,485	—

	Total net of tax	$(11,955)	$—	$(11,955)	$—

Unrealized net gains (losses) on cash flow hedges
Forward contracts	Mortgage banking activities	$(951)	$(1,800)	$(2,309)	$(3,624)

	Total before tax	(951)	(1,800)	(2,309)	(3,624)

	Income tax benefit (expense)	371	702	902	1,413

	Total net of tax	$(580)	$(1,098)	$(1,407)	$(2,211)

	Total reclassification adjustments, net of tax	$(15,021)	$(1,815)	$(18,334)	$(11,364)

Note 25 – Guarantees

At June 30, 2015 the Corporation recorded a liability of $0.7 million (December 31, 2014 - $0.4 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2015 the Corporation serviced $ 2.0 billion (December 31, 2014 - $ 2.1 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2015, the Corporation repurchased approximately $ 14 million and $ 30 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2014 - $ 21 million and $ 48 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2015 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 58 million (December 31, 2014 - $ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six month periods ended June 30, 2015 and 2014.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$59,385	$45,809	$59,438	$41,463
Provision for recourse liability	4,368	7,984	10,868	19,026
Net charge-offs	(6,164)	(5,901)	(12,717)	(12,597)

Balance as of end of period	$57,589	$47,892	$57,589	$47,892

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under BPPR’s representation and warranty arrangements for the six months ended June 30, 2015 approximated $175 thousand, in unpaid principal balance, with losses amounting to $24 thousand, and $ 2.2 million and $ 1.6 million, respectively, for the same period of 2014. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

As discussed on Note 4 – Discontinued operations, on November 8, 2014, the Corporation completed the sale of the California regional operations. In connection with this transaction, the Corporation agreed to provide, subject to certain limitations, customary indemnification to the purchaser, including with respect to certain pre-closing liabilities and violations of representations and warranties. The Corporation also agreed to indemnify the purchaser for up to 1.5% of credit losses on transferred loans for a period of two years after the closing. Pursuant to this indemnification provision, the Corporation’s maximum exposure is approximately $16.0 million. The Corporation recognized a reserve of approximately $2.2 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. This reserve is included within the liabilities from discontinued operations.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date. At June 30, 2015, the Corporation has a reserve balance of $2.8 million to cover claims received from the purchaser, which are currently being evaluated.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representations and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the first and second quarter of 2015, the Corporation released $3.2 million and $1.8 million, respectively, based on an evaluation of claims received under this clause. At June 30, 2015, the Corporation has a reserve balance of $0.1 million to cover claims received from the purchaser.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2015 and 2014.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$14,044	$16,824	$15,959	$19,277
Additions for new sales	—	—	—	—
Provision (reversal) for representation and warranties	(5,707)	(401)	(7,608)	(1,465)
Net charge-offs	(25)	(504)	(39)	(1,893)
Settlements paid	(2,250)	—	(2,250)	—

Balance as of end of period	$6,062	$15,919	$6,062	$15,919

In addition, at June 30, 2015, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2015, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 4 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2014 - $ 5 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2015, the Corporation serviced $ 19.7 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2014 - $ 15.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2015, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $35 million (December 31, 2014 - $36 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.1 billion at June 30, 2015 (December 31, 2014 - $ 0.2 billion). In addition, at June 30, 2015 and December 31, 2014, PIHC fully and unconditionally guaranteed on a subordinated basis $ 0.4 billion and $ 0.4 billion, respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 22 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit:
Credit card lines	$4,473,147	$4,450,284
Commercial and construction lines of credit	2,370,561	2,415,843
Other consumer unused credit commitments	265,204	269,225
Commercial letters of credit	2,551	2,820
Standby letters of credit	48,564	46,362
Commitments to originate or fund mortgage loans	26,981	25,919

At June 30, 2015, the Corporation maintained a reserve of approximately $14 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, as compared to $13 million at December 31, 2014.

Other commitments

At June 30, 2015, the Corporation also maintained other non-credit commitments for approximately $9 million, primarily for the acquisition of other investments, as compared to $9 million at December 31, 2014.

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

At June 30, 2015, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 729 million, of which approximately $ 673 million is outstanding ($ 1.0 billion and $ 811 million, respectively, at December 31, 2014). Of the amount outstanding, $ 565 million consists of loans and $ 108 million are securities ($ 689 million and $ 122 million at December 31, 2014). Of this amount, $ 185 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 336 million at December 31, 2014). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 488 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 475 million at December 31, 2014). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. During the quarter, the Corporation agreed to sell a $75 million non-accrual public sector credit at BPPR and accordingly transferred it to held-for-sale. The sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee.

In addition, at June 30, 2015, the Corporation had $380 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($370 million at December 31, 2014). These included $301 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2014 - $289 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $50 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $29 million of industrial development notes ($49 million and $32 million at December 31, 2014, respectively).

Since February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) have lowered their ratings on the General Obligation bonds of the Commonwealth and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalyst, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and the GDB and their ability to access the capital markets. Currently, the Commonwealth’s general obligation ratings are as follows: S&P, ‘CCC-’, Moody’s, ‘Caa2’, and Fitch, ‘CC’.

During the second quarter of 2015, the Corporation recognized an other-than-temporary impairment charge of $14.4 million on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. Refer to Note 9, Investment securities available-for-sale, for additional information.

Other contingencies

As indicated in Note 13 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 121 million at June 30, 2015 (December 31, 2014 - $ 129 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $32.6 million as of June 30, 2015. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BPNA has been named a defendant in a putative class action complaint captioned Josefina Valle, et al. v. Popular Community Bank, filed in November 2012 in the New York State Supreme Court (New York County). Plaintiffs, existing BPNA customers, allege among other things that BPNA has engaged in unfair and deceptive acts and trade practices in connection with the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that BPNA improperly disclosed its consumer overdraft policies and, additionally, that the overdraft rates and fees assessed by BPNA violate New York’s usury laws. The complaint seeks unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

BPNA removed the case to federal court (S.D.N.Y.) and plaintiffs subsequently filed a motion to remand the action to state court, which the Court granted on August 6, 2013. A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part BPNA’s motion to dismiss. The sole surviving claim relates to BPNA’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. BPNA subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. In June 2015, this matter was reassigned to a new judge and on July 22, 2015, such Court denied BPNA’s motion to compel arbitration and granted plaintiffs’ motion for leave to amend the complaint to replead certain claims based on item processing reordering, misstatement of balance information and failure to notify customers in advance of potential overdrafts. The Court did not, however, allow plaintiffs to replead their claim for the alleged breach of the implied covenant of good faith and fair dealing, effectively reducing the scope of potential recovery claims from six to three years.

BPPR has been named a defendant in a putative class action complaint captioned Neysha Quiles et al. v. Banco Popular de Puerto Rico et al., filed in December 2013 in the United States District Court for the District of Puerto Rico (USDC-PR). Plaintiffs essentially allege that they and others, who have been employed by the Defendants as “bank tellers” and other similarly titled positions, have been paid only for scheduled work time, rather than time actually worked. The Complaint seeks to maintain a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of all individuals formerly or currently employed by BPPR in Puerto Rico and the Virgin Islands as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years. Specifically, the complaint alleges that Banco Popular violated FLSA by wilfully failing to pay overtime premiums. Similar claims were brought under Puerto Rico law. On January 31, 2014, the Popular defendants filed an answer to the complaint. On January 9, 2015, plaintiffs submitted a motion for conditional class certification, which BPPR opposed. On February 18, 2015, the Court entered an order whereby it granted plaintiffs’ request for conditional certification of the FLSA action. Following the Court’s order, plaintiffs sent out notices to all purported class members with instructions for opting into the class. Approximately sixty potential classmembers opted into the class prior to the expiration of the opt-in period. On June 25, 2015, the Court denied with prejudice plaintiffs’ motion for class certification under Rule 23 of the Federal Rules of Civil Procedure.

BPPR and Popular Securities have also been named defendants in a putative class action complaint captioned Nora Fernandez, et al. v. UBS, et al., filed in the United States District Court for the Southern District of New York (SDNY) on May 5, 2014 on behalf of investors in 23 Puerto Rico closed-end investment companies. UBS Financial Services Incorporated of Puerto Rico, another named defendant, is the sponsor and co-sponsor of all 23 funds, while BPPR was co-sponsor, together with UBS, of nine (9) of those funds. Plaintiffs allege breach of fiduciary duty and breach of contract against Popular Securities, aiding and abetting breach of fiduciary duty against BPPR, and similar claims against the UBS entities. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the USDC-PR and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contain a choice of forum clause, with New York as the selected forum. The Popular defendants joined this opposition and motion. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. On May 8, 2015, plaintiffs filed an amended complaint in the Southern District of New York containing virtually identical allegations with respect to Popular Securities and BPPR. Defendants filed motions to dismiss the amended complaint on June 18, 2015. The briefing on those motions is scheduled to be completed by August 21, 2015.

Last, BPPR has been named a defendant in a putative class action complaint titled In re 2014 RadioShack ERISA Litigation, filed in U.S. District Court for the Northern District of Texas. The complaint alleges that certain employees of RadioShack incurred losses in their 401(k) plans because various fiduciaries elected to retain RadioShack’s company stock in the portfolio of potential investment options. The complaint further asserts that once RadioShack’s financial situation began to deteriorate in 2011, the fiduciaries of the RadioShack 401(k) Plan and the RadioShack Puerto Rico 1165(e) Plan (collectively, “the Plans”) should have removed RadioShack company stock from the portfolio of potential investment options.

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

Other Matters

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities, a wholly owned subsidiary of the Corporation. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 41 arbitration proceedings with aggregate claimed damages of approximately $99 million, including one arbitration with claimed damages of $78 million in which two other Puerto Rico broker-dealers are co-defendants. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. The Government’s recent announcements regarding its ability to pay its debt and intention to pursue a comprehensive debt restructuring, together with the market reaction to it, may increase the number of customer complaints (and claimed damages) against Popular Securities concerning Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material and adverse effect on Popular Securities.

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

The shared-loss arrangement described above expired on June 30, 2015. As of that date BPPR had unreimbursed losses and expenses of $307.9 million under the commercial loss share agreement with the FDIC. On July 22, 2015, BPPR received reimbursement of $78.9 million from the FDIC covering claims filed prior to June 30, 2015. Taking into consideration this payment and claims submitted through that date, the total unreimbursed losses totaled $229.0 million, of which $177.8 million was submitted to the FDIC on July 30, 2015. Other than those reimbursements that are subject to the disputes described below, BPPR continues to work with the FDIC and expects to be reimbursed pursuant to the terms of the commercial loss share agreement.

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

On March 19, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine BPPR and the FDIC’s disputes concerning the Disputed Asset. The statement of claim requests a declaration that the Disputed Asset is a “Shared-Loss Asset” under the commercial loss share agreement, a declaration that the restructuring is a “Permitted Amendment” under the commercial shared loss agreement, and an order that the FDIC reimburse the Bank for approximately $53.3 million for the Charge-Off of the Disputed Asset, plus interest at the applicable rate. On April 1, 2015, the FDIC notified BPPR that it is clawing back approximately $1.7 million in reimbursable expenses relating to the Disputed Asset that the FDIC had previously paid to BPPR. Thus, on April 13, 2015, BPPR notified the American Arbitration Association and the FDIC of an increase in the amount of its damages by approximately $1.7 million.

In addition, in November and December 2014, BPPR proposed separate portfolio sales to the FDIC. The FDIC has refused to consent to either sale, stating that those sales did not represent best efforts to maximize collections on Shared-Loss Assets under the commercial loss share agreement. In March 2015, BPPR proposed a third portfolio sale to the FDIC.

BPPR disagrees with the FDIC’s characterization of the November and December 2014 portfolio sale proposals and with the FDIC’s interpretation of the commercial shared loss agreement provision governing portfolio sales (the “Proposed Portfolio Sales”). Accordingly, on March 13, 2015, delivered to the FDIC a notice of dispute under the commercial loss share agreement. On June 8, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board resolve the disputes concerning the Proposed Portfolio Sales. On June 15, 2015, BPPR amended its statement of claim to include a claim for the FDIC-R’s refusal to timely concur in the third sale proposed in March 2015. On June 29, 2015, the FDIC informed BPPR that it would reimburse the Bank for losses arising from the third proposed sale, but only subject to conditions to which BPPR objects.

At June 30, 2015, there are approximately $248.7 million of loans that are subject to the resolution of the arbitration proceedings described above, with losses amounting to $141.3 million reflected in the FDIC indemnification asset as a receivable from the FDIC. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on June 30, 2015), with additional recovery sharing for three years thereafter. As of June 30, 2015, the carrying value of covered loans approximated $0.7 billion, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material reduction in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2015.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 29 to the consolidated financial statements for additional information on the debt securities outstanding at June 30, 2015 and December 31, 2014, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Assets
Servicing assets:
Mortgage servicing rights	$156,059	$103,828

Total servicing assets	$156,059	$103,828

Other assets:
Servicing advances	$8,243	$8,974

Total other assets	$8,243	$8,974

Total assets	$164,302	$112,802

Maximum exposure to loss	$164,302	$112,802

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $12.9 billion at June 30, 2015 (December 31, 2014 - $9 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2015 and December 31, 2014, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

BPPR provided financing to the joint venture for the acquisition of the loans in an amount equal to the sum of 57 % of the purchase price of the loans, or $84 million, and $2 million of closing costs, for a total acquisition loan of $86 million (the “acquisition loan”). The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility (the “advance facility”) of $68.5 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $20 million to fund certain operating expenses of the joint venture. Cash proceeds received by the joint venture are first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds are determined based on a pro-rata basis in accordance with the respective equity ownership percentages. BPPR’s equity interest in the joint venture ranks pari-passu with those of other parties involved. As part of the transaction executed in September 2011, BPPR received $ 48 million in cash and a 24.9 % equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

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

The Corporation holds variable interests in this VIE in the form of the 24.9 % equity interest (the “Investment in PRLP 2011 Holdings, LLC”) and the financing provided to the joint venture. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Assets
Loans held-in-portfolio:
Advances under the working capital line	$2,529	$426
Advances under the advance facility	2,102	4,226

Total loans held-in-portfolio	$4,631	$4,652

Accrued interest receivable	$17	$22
Other assets:
Investment in PRLP 2011 Holdings LLC	$21,820	$23,650

Total assets	$26,468	$28,324

Deposits	$(6,774)	$(2,685)

Total liabilities	$(6,774)	$(2,685)

Total net assets	$19,694	$25,639

Maximum exposure to loss	$19,694	$25,639

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2015 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

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

BPPR provided financing to the joint venture for the acquisition of the assets in an amount equal to the sum of 57 % of the purchase price of the assets, and closing costs, for a total acquisition loan of $182.4 million (the “acquisition loan”). The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility (the “advance facility”) of $35.0 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $30.0 million to fund certain operating expenses of the joint venture. Cash proceeds received by the joint venture are first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds are determined based on a pro-rata basis in accordance with the respective equity ownership percentages. BPPR’s equity interest in the joint venture ranks pari-passu with those of other parties involved. As part of the transaction executed in March 2013, BPPR received $92.3 million in cash and a 24.9 % equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

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

The Corporation holds variable interests in this VIE in the form of the 24.9 % equity interest (the “Investment in PR Asset Portfolio 2013-1 International, LLC”) and the financing provided to the joint venture. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Assets
Loans held-in-portfolio:
Acquisition loan	$65,036	$97,193
Advances under the working capital line	1,093	990
Advances under the advance facility	17,506	12,460

Total loans held-in-portfolio	$83,635	$110,643

Accrued interest receivable	$222	$314
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$26,906	$31,374

Total assets	$110,763	$142,331

Deposits	$(12,092)	$(12,960)

Total liabilities	$(12,092)	$(12,960)

Total net assets	$98,671	$129,371

Maximum exposure to loss	$98,671	$129,371

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2015 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 28 – Related party transactions with affiliated company / joint venture

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2015, the Corporation’s stake in EVERTEC was 15.04%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 34 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2014 Annual Report for details.

The Corporation received $ 2.3 million in dividend distributions during the quarter ended June 30, 2015 from its investments in EVERTEC’s holding company (June 30, 2014 - $ 2.3 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2015	December 31, 2014
Equity investment in EVERTEC	$29,411	$25,146

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2015 and December 31, 2014. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2015	December 31, 2014
Accounts receivable (Other assets)	$5,073	$5,065
Deposits	(17,824)	(15,481)
Accounts payable (Other liabilities)	(18,891)	(15,511)

Net total	$(31,642)	$(25,927)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2015 and 2014.

(In thousands)	Quarter ended June 30, 2015	Six months ended June 30, 2015
Share of income from the investment in EVERTEC	$3,046	$5,915
Share of other changes in EVERTEC’s stockholders’ equity	214	565

Share of EVERTEC’s changes in equity recognized in income	$3,260	$6,480

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014
Share of income (loss) from the investment in EVERTEC	$2,553	$5,332
Share of other changes in EVERTEC’s stockholders’ equity	83	321

Share of EVERTEC’s changes in equity recognized in income	$2,636	$5,653

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2015 and 2014. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended June 30, 2015	Six months ended June 30, 2015	Category
Interest expense on deposits	$(15)	$(26)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,166	13,653	Other service fees
Rental income charged to EVERTEC	1,723	3,447	Net occupancy
Processing fees on services provided by EVERTEC	(41,946)	(81,450)	Professional fees
Other services provided to EVERTEC	384	708	Other operating expenses

Total	$(32,688)	$(63,668)

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014	Category
Interest expense on deposits	$(19)	$(39)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,709	13,128	Other service fees
Rental income charged to EVERTEC	1,750	3,427	Net occupancy
Processing fees on services provided by EVERTEC	(38,877)	(77,639)	Professional fees
Other services provided to EVERTEC	233	454	Other operating expenses

Total	$(30,204)	$(60,669)

EVERTEC has a letter of credit issued by BPPR, for an amount of $ 4.2 million at June 30, 2015 (December 31, 2014 - $ 3.6 million). The Corporation also agreed to maintain outstanding this letter of credit for a 5-year period which expires on September 30, 2015. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

PRLP 2011 Holdings LLC

As indicated in Note 27 to the consolidated financial statements, the Corporation holds a 24.9 % equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2015	December 31, 2014
Equity investment in PRLP 2011 Holdings, LLC	$21,820	$23,650

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Loans	$4,631	$4,652
Accrued interest receivable	17	22
Deposits (non-interest bearing)	(6,774)	(2,685)

Net total	$(2,126)	$1,989

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters and six months ended June 30, 2015 and 2014.

(In thousands)	Quarter ended June 30, 2015	Six months ended June 30, 2015
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(2,863)	$(1,830)

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(32)	$(1,778)

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2015 and 2014.

(In thousands)	Quarter ended June 30, 2015	Six months ended June 30, 2015	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$51	$113	Interest income

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$99	$271	Interest income

PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 27 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9 % equity interest in PR Asset Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2015	December 31, 2014
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$26,906	$31,374

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Loans	$83,635	$110,643
Accrued interest receivable	222	314
Deposits	(12,092)	(12,960)

Net total	$71,765	$97,997

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarter and six months ended June 30, 2015 and 2014.

(In thousands)	Quarter ended June 30, 2015	Six months ended June 30, 2015
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(133)	$(4,468)

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014
Share of income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$161	$1,450

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2015 and 2014.

(In thousands)	Quarter ended June 30, 2015	Six months ended June 30, 2015	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$747	$1,613	Interest income
Interest expense on deposits	(1)	(1)	Interest expense

Total	$746	$1,612

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$1,082	$2,344	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	—	70	Other service fees

Total	$1,082	$2,414

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 and on a nonrecurring basis in periods subsequent to initial recognition for the six months ended June 30, 2015 and 2014:

At June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$973,723	$—	$973,723
Obligations of U.S. Government sponsored entities	—	1,110,372	—	1,110,372
Obligations of Puerto Rico, States and political subdivisions	—	52,114	—	52,114
Collateralized mortgage obligations - federal agencies	—	1,736,829	—	1,736,829
Mortgage-backed securities	—	1,697,399	1,445	1,698,844
Equity securities	310	2,284	—	2,594
Other	—	10,602	—	10,602

Total investment securities available-for-sale	$310	$5,583,323	$1,445	$5,585,078

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$5,614	$—	$5,614
Collateralized mortgage obligations	—	235	1,192	1,427
Mortgage-backed securities - federal agencies	—	111,139	6,046	117,185
Other	—	15,750	1,619	17,369

Total trading account securities	$—	$132,738	$8,857	$141,595

Mortgage servicing rights	$—	$—	$206,357	$206,357
Derivatives	—	21,716	—	21,716

Total assets measured at fair value on a recurring basis	$310	$5,737,777	$216,659	$5,954,746

Liabilities
Derivatives	$—	$(18,430)	$—	$(18,430)
Contingent consideration	—	—	(124,837)	(124,837)

Total liabilities measured at fair value on a recurring basis	$—	$(18,430)	$(124,837)	$(143,267)

At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$700,154	$—	$700,154
Obligations of U.S. Government sponsored entities	—	1,724,973	—	1,724,973
Obligations of Puerto Rico, States and political subdivisions	—	61,712	—	61,712
Collateralized mortgage obligations - federal agencies	—	1,910,030	—	1,910,030
Mortgage-backed securities	—	903,037	1,325	904,362
Equity securities	323	2,299	—	2,622
Other	—	11,306	—	11,306

Total investment securities available-for-sale	$323	$5,313,511	$1,325	$5,315,159

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$7,954	$—	$7,954
Collateralized mortgage obligations	—	261	1,375	1,636
Mortgage-backed securities - federal agencies	—	104,463	6,229	110,692
Other	—	16,682	1,563	18,245

Total trading account securities	$—	$129,360	$9,167	$138,527

Mortgage servicing rights	$—	$—	$148,694	$148,694
Derivatives	—	25,362	—	25,362

Total assets measured at fair value on a recurring basis	$323	$5,468,233	$159,186	$5,627,742

Liabilities
Derivatives	$—	$(23,032)	$—	$(23,032)
Contingent consideration	—	—	(133,634)	(133,634)

Total liabilities measured at fair value on a recurring basis	$—	$(23,032)	$(133,634)	$(156,666)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the six month period ended June 30, 2015, and excludes nonrecurring fair value measurements of assets no longer held by the Corporation.

Six months ended June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$156,607	$156,607	$(80,643)
Loans held-for-sale[2]	—	—	214	214	(35)
Other real estate owned[3]	—	438	46,954	47,392	(36,909)
Other foreclosed assets[3]	—	—	73	73	(799)

Total assets measured at fair value on a nonrecurring basis	$—	$438	$203,848	$204,286	$(118,386)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Six months ended June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$77,279	$77,279	$(18,232)
Loans held-for-sale[2]	—	—	—	—	(38)
Other real estate owned[3]	—	4,200	35,959	40,159	(14,276)
Other foreclosed assets[3]	—	—	817	817	(733)

Total assets measured at fair value on a nonrecurring basis	$—	$4,200	$114,055	$118,255	$(33,279)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2015 and 2014.

Quarter ended June 30, 2015
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at March 31, 2015	$1,435	$1,242	$6,221	$1,544	$149,024	$159,466	$(129,470)	$(129,470)
Gains (losses) included in earnings	—	(2)	(3)	75	(1,917)	(1,847)	3,671	3,671
Gains (losses) included in OCI	10	—	—	—	—	10	—	—
Additions	—	37	128	—	59,312	59,477	962	962
Settlements	—	(85)	(300)	—	(62)	(447)	—	—

Balance at June 30, 2015	$1,445	$1,192	$6,046	$1,619	$206,357	$216,659	$(124,837)	$(124,837)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2015	$—	$—	$6	$119	$2,570	$2,695	$3,671	$3,671

Six months ended June 30, 2015
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2015	$1,325	$1,375	$6,229	$1,563	$148,694	$159,186	$(133,634)	$(133,634)
Gains (losses) included in earnings	—	(4)	14	56	(6,846)	(6,780)	7,835	7,835
Gains (losses) included in OCI	2	—	—	—	—	2	—	—
Additions	118	37	258	—	64,571	64,984	962	962
Sales	—	(44)	(80)	—	—	(124)	—	—
Settlements	—	(172)	(375)	—	(62)	(609)	—	—

Balance at June 30, 2015	$1,445	$1,192	$6,046	$1,619	$206,357	$216,659	$(124,837)	$(124,837)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2015	$—	$(1)	$25	$142	$1,886	$2,052	$7,835	$7,835

Quarter ended June 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at March 31, 2014	$6,379	$1,561	$8,301	$1,715	$156,529	$174,485	$(126,345)	$(126,345)
Gains (losses) included in earnings	(1)	(1)	(75)	(432)	(7,740)	(8,249)	(1,206)	(1,206)
Gains (losses) included in OCI	(39)	—	—	—	—	(39)	—	—
Additions	—	—	500	—	3,164	3,664	—	—
Settlements	(170)	(66)	(924)	—	(2)	(1,162)	—	—

Balance at June 30, 2014	$6,169	$1,494	$7,802	$1,283	$151,951	$168,699	$(127,551)	$(127,551)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2014	$—	$(1)	$(41)	$(394)	$(2,818)	$(3,254)	$(1,206)	$(1,206)

Six months ended June 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2014	$6,523	$1,423	$9,799	$1,929	$161,099	$180,773	$(128,299)	$(128,299)
Gains (losses) included in earnings	(3)	(11)	(114)	(646)	(15,836)	(16,610)	(38)	(38)
Gains (losses) included in OCI	(81)	—	—	—	—	(81)	—	—
Additions	—	263	651	—	6,692	7,606	—	—
Sales	—	—	(1,109)	—	—	(1,109)	—	—
Settlements	(270)	(181)	(1,425)	—	(4)	(1,880)	786	786

Balance at June 30, 2014	$6,169	$1,494	$7,802	$1,283	$151,951	$168,699	$(127,551)	$(127,551)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2014	$—	$(8)	$(65)	$(530)	$(5,842)	$(6,445)	$(38)	$(38)

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and six months ended June 30, 2015 and 2014.

Gains and losses (realized and unrealized) included in earnings for the quarter and six months ended June 30, 2015 and 2014 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2015		Six months ended June 30, 2015
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
FDIC loss share (expense) income	$3,671	$3,671	$7,835	$7,835
Mortgage banking activities	(1,917)	2,570	(6,846)	1,886
Trading account profit (loss)	70	125	66	166

Total	$1,824	$6,366	$1,055	$9,887

	Quarter ended June 30, 2014		Six months ended June 30, 2014
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(3)	$—
FDIC loss share (expense) income	(1,206)	(1,206)	(38)	(38)
Mortgage banking activities	(7,740)	(2,818)	(15,836)	(5,842)
Trading account profit (loss)	(508)	(436)	(771)	(603)

Total	$(9,455)	$(4,460)	$(16,648)	$(6,483)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at June 30, 2015		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,192		Discounted cash flow model	Weighted average life	2.3 years (0.5 - 4.9 years)
				Yield	4.0% (1.2% - 4.7%)
				Constant prepayment rate	22.5% (18.0% - 23.9%)
Other - trading	$710		Discounted cash flow model	Weighted average life	5.5 years
				Yield	12.2%
				Constant prepayment rate	10.8%
Mortgage servicing rights	$206,357		Discounted cash flow model	Prepayment speed	7.4% (2.8% - 28.4
				Weighted average life	6.6 years (0.1 - 9.2 years)
				Discount rate	11.1% (9.5% - 15.0%)
Contingent consideration	$(121,469)		Discounted cash flow model	Credit loss rate on covered loans	2.9% (0.0% - 100.0%)
				Risk premium component
				of discount rate	5.3%
Loans held-in-portfolio	$105,956	[1]	External appraisal	Haircut applied on external appraisals	40.5% (25.0% - 45.0%)
Other real estate owned	$42,191	[2]	External appraisal	Haircut applied on external appraisals	24.3% (12.0% - 45.0%)
Other foreclosed assets	$73	[3]	External appraisal	Haircut applied on external appraisals	1.00%

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other foreclosed assets in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at June 30, 2015 and December 31, 2014, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of June 30, 2015, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

	June 30, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$557,248	$557,248	$—	$—	$557,248
Money market investments	3,254,939	3,116,803	138,136	—	3,254,939
Trading account securities, excluding derivatives[1]	141,595	—	132,738	8,857	141,595
Investment securities available-for-sale[1]	5,585,078	310	5,583,323	1,445	5,585,078
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	100,270	—	—	82,346	82,346
Collateralized mortgage obligation-federal agency	91	—	—	96	96
Other	1,500	—	1,499	—	1,499

Total investment securities held-to-maturity	$101,861	$—	$1,499	$82,442	$83,941

Other investment securities:
FHLB stock	$69,886	$—	$69,886	$—	$69,886
FRB stock	80,510	—	80,510	—	80,510
Trust preferred securities	13,197	—	12,197	1,000	13,197
Other investments	1,912	—	—	4,999	4,999

Total other investment securities	$165,505	$—	$162,593	$5,999	$168,592

Loans held-for-sale	$202,287	$—	$1,143	$204,630	$205,773
Loans not covered under loss sharing agreement with the FDIC	21,922,406	—	—	21,546,344	21,546,344
Loans covered under loss sharing agreements with the FDIC	651,576	—	—	548,171	548,171
FDIC loss share asset	392,947	—	—	$392,443	392,443
Mortgage servicing rights	206,357	—	—	206,357	206,357
Derivatives	21,716	—	21,716	—	21,716

	June 30, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,908,437	$—	$18,908,437	$—	$18,908,437
Time deposits	8,842,257	—	8,870,017	—	8,870,017

Total deposits	$27,750,694	$—	$27,778,454	$—	$27,778,454

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,121,244	$—	$1,125,589	$—	$1,125,589

Total assets sold under agreements to repurchase	$1,121,244	$—	$1,125,589	$—	$1,125,589

Other short-term borrowings[2]	$101,200	$—	$101,200	$—	$101,200
Notes payable:
FHLB advances	894,800	—	910,480	—	910,480
Unsecured senior debt securities	450,000	—	455,710	—	455,710
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	369,894	—	369,894
Others	19,428	—	—	19,428	19,428

Total notes payable	$1,804,028	$—	$1,736,084	$19,428	$1,755,512

Derivatives	$18,430	$—	$18,430	$—	$18,430

Contingent consideration	$124,837	$—	$—	$124,837	$124,837

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,108,912	$—	$—	$1,112	$1,112
Letters of credit	51,115	—	—	978	978

[1]	Refer to Note 29 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 20 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$381,095	$381,095	$—	$—	$381,095
Money market investments	1,822,386	1,671,477	150,909	—	1,822,386
Trading account securities, excluding derivatives[1]	138,527	—	129,360	9,167	138,527
Investment securities available-for-sale[1]	5,315,159	323	5,313,511	1,325	5,315,159
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	101,573	—	—	92,597	92,597
Collateralized mortgage obligation-federal agency	97	—	—	102	102
Other	1,500	—	1,500	—	1,500

Total investment securities held-to-maturity	$103,170	$—	$1,500	$92,699	$94,199

Other investment securities:
FHLB stock	$66,773	$—	$66,773	$—	$66,773
FRB stock	80,025	—	80,025	—	80,025
Trust preferred securities	13,197	—	12,197	1,000	13,197
Other investments	1,911	—	—	5,028	5,028

Total other investment securities	$161,906	$—	$158,995	$6,028	$165,023

Loans held-for-sale	$106,104	$—	$27,074	$87,862	$114,936
Loans not covered under loss sharing agreement with the FDIC	18,884,732	—	—	18,079,609	18,079,609
Loans covered under loss sharing agreements with the FDIC	2,460,589	—	—	2,947,909	2,947,909
FDIC loss share asset	542,454	—	—	481,420	481,420
Mortgage servicing rights	148,694	—	—	148,694	148,694
Derivatives	25,362	—	25,362	—	25,362

	December 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$17,333,090	$—	$17,333,090	$—	$17,333,090
Time deposits	7,474,445	—	7,512,683	—	7,512,683

Total deposits	$24,807,535	$—	$24,845,773	$—	$24,845,773

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,271,657	$—	$1,269,398	$—	$1,269,398

Total assets sold under agreements to repurchase	$1,271,657	$—	$1,269,398	$—	$1,269,398

Other short-term borrowings[2]	$21,200	$—	$20,200	$1,000	$21,200
Notes payable:
FHLB advances	802,198	—	814,877	—	814,877
Unsecured senior debt	450,000	—	460,530	—	460,530
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	379,400	—	379,400
Others	19,830	—	—	19,830	19,830

Total notes payable	$1,711,828	$—	$1,654,807	$19,830	$1,674,637

Derivatives	$23,032	$—	$23,032	$—	$23,032

Contingent consideration	$133,634	$—	$—	$133,634	$133,634

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,135,352	$—	$—	$1,716	$1,716
Letters of credit	49,182	—	—	486	486

[1]	Refer to Note 29 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 20 to the consolidated financial statements for the composition of short-term borrowings.

Note 31 – Net income per common share

The following table sets forth the computation of net (loss) income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2015 and 2014:

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2015	2014	2015	2014
Net income (loss) from continuing operations	$597,437	$(329,585)	$670,922	$(263,081)
Net income (loss) from discontinued operations	15	(181,729)	1,356	(161,824)
Preferred stock dividends	(931)	(931)	(1,861)	(1,862)
Deemed dividend on preferred stock	—	—	—	—

Net income (loss) applicable to common stock	$596,521	$(512,245)	$670,417	$(426,767)

Average common shares outstanding	102,859,591	102,781,438	102,899,537	102,790,545
Average potential dilutive common shares	243,127	—	213,743	—

Average common shares outstanding - assuming dilution	103,102,718	102,781,438	103,113,280	102,790,545

Basic EPS from continuing operations	$5.80	$(3.21)	$6.51	$(2.58)

Basic EPS from discontinued operations	$—	$(1.77)	$0.01	$(1.57)

Total Basic EPS	$5.80	$(4.98)	$6.52	$(4.15)

Diluted EPS from continuing operations	$5.79	$(3.21)	$6.49	$(2.58)

Diluted EPS from discontinued operations	$—	$(1.77)	$0.01	$(1.57)

Total Diluted EPS	$5.79	$(4.98)	$6.50	$(4.15)

Potential common shares consist of common stock issuable under the assumed exercise of stock options, restricted stock and performance shares awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants, stock options, restricted stock and performance shares awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per common share.

For the quarter and six months ended June 30, 2015, there were no stock options outstanding (June 30, 2014 – 44,797 and 45,621).

Note 32 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Debit card fees	$11,995	$11,000	$23,120	$21,544
Insurance fees	13,606	12,406	25,647	24,125
Credit card fees	17,611	16,985	33,760	33,068
Sale and administration of investment products	6,601	7,456	12,531	13,913
Trust fees	4,914	4,566	9,516	9,029
Other fees	4,694	4,055	8,473	7,607

Total other services fees	$59,421	$56,468	$113,047	$109,286

Note 33 – FDIC loss share income (expense)

The caption of FDIC loss share income (expense) in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Amortization of loss share indemnification asset	$(31,065)	$(72,095)	$(58,381)	$(121,041)
80% mirror accounting on credit impairment losses[1]	7,647	10,372	15,893	25,462
80% mirror accounting on reimbursable expenses	42,730	11,085	64,275	23,830
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(5,203)	(3,557)	(7,822)	(7,949)
Change in true-up payment obligation	3,672	(1,206)	7,836	(38)
Other	1,294	140	1,413	269

Total FDIC loss share (expense) income	$19,075	$(55,261)	$23,214	$(79,467)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

During the second quarter of 2014, the Corporation revised its analysis of expected cash flows which resulted in a net decrease in estimated credit losses, which was driven mainly by certain commercial loan pools. Though this had a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. The amortization of the FDIC loss share asset is recognized over the shorter of the remaining life of the loan pools, or the indemnification asset.

The negative amortization of the FDIC’s Indemnification Asset for the quarter ended June 30, 2015 included a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations.

Note 34 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended June 30,		Benefit Restoration Plans Quarters ended June 30,
(In thousands)	2015	2014	2015	2014
Interest cost	$7,403	$7,461	$407	$415
Expected return on plan assets	(11,056)	(11,630)	(589)	(606)
Amortization of net loss	4,465	2,018	311	108

Total net periodic pension cost (benefit)	$812	$(2,151)	$129	$(83)

	Pension Plans Six months ended June 30,		Benefit Restoration Plans Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Interest Cost	$14,806	$14,922	$814	$829
Expected return on plan assets	(22,112)	(23,261)	(1,178)	(1,211)
Amortization of net loss	8,930	4,036	622	216

Total net periodic pension cost (benefit)	$1,624	$(4,303)	$258	$(166)

During the quarter ended June 30, 2015 the Corporation made a contribution to the benefit restoration plans of $43 thousand. The total contributions expected to be paid during the year 2015 for the pension and benefit restoration plans amount to approximately $173 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$368	$364	$735	$729
Interest cost	1,589	1,712	3,178	3,423
Amortization of prior service cost	(950)	(950)	(1,900)	(1,900)
Amortization of net loss	249	—	498	—

Total net periodic postretirement benefit cost	$1,256	$1,126	$2,511	$2,252

Contributions made to the postretirement benefit plan for the quarter ended June 30, 2015 amounted to approximately $1.6 million. The total contributions expected to be paid during the year 2015 for the postretirement benefit plan amount to approximately $5.8 million.

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

There was no intrinsic value of options outstanding and exercisable at June 30, 2015 and 2014. As of June 30, 2015 all options outstanding expired.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	100,437	$253.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,640)	238.85

Outstanding at December 31, 2014	44,797	$272.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(44,797)	272.00

Outstanding at June 30, 2015	—	$—

There was no stock option expense recognized for the quarters and six months ended June 30, 2015 and 2014.

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on 2014 and thereafter was modified as follows, the first part ratably over four years commencing at the date of the grant and the second part is vested at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The four year vesting part is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The restricted shares granted consistent with the requirements of the TARP Interim Final Rule vest in two years from grant date.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Incentive Plan Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	585,247	$21.16
Granted	365,831	29.86
Vested	(311,078)	19.02
Forfeited	(11,991)	29.33

Non-vested at December 31, 2014	628,009	$27.13
Granted	323,814	33.37
Vested	(361,350)	30.40
Forfeited	(24,208)	28.53

Non-vested at June 30, 2015	566,265	$28.56

During the quarter ended June 30, 2015, 231,830 shares of restricted stock (June 30, 2014 - 129,329) were awarded to management under the Incentive Plan. For the six-month period ended June 30, 2015, 231,830 shares of restricted stock (June 30, 2014 – 235,112) were awarded to management under the Incentive Plan, from which no shares (June 30, 2014 – 162,332) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. For the quarter and six-month period ended June 30, 2015, 91,984 performance shares have been granted under this plan.

During the quarter ended June 30, 2015, the Corporation recognized $ 5.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.8 million (June 30, 2014 - $ 1.7 million, with a tax benefit of $ 0.3 million). For the six-month period ended June 30, 2015, the Corporation recognized $ 7.4 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 1.1 million (June 30, 2014 - $ 3.0 million, with a tax benefit of $ 0.5 million). For the six-month period ended June 30, 2015, the fair market value of the restricted stock vested was $5.3 million at grant date and $6.4 million at vesting date. This triggers a windfall, net of shortfalls, of $0.4 million of which $0.2 million was recorded as a windfall pool in additional paid in capital. No windfall pool was recorded for the remaining $0.2 million due to the valuation allowance of the deferred tax asset. During the quarter and six month period ended June 30, 2015, the Corporation recognized $2.0 million of performance shares expense, with a tax benefit of $0.2 million. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2015 was $ 10.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	23,135	30.43
Vested	(23,135)	30.43
Forfeited	—	—

Non-vested at December 31, 2014	—	$—
Granted	18,029	32.78
Vested	(18,029)	32.78
Forfeited	—	—

Non-vested at June 30, 2015	—	$—

During the quarter ended June 30, 2015, the Corporation granted 15,386 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2014 – 15,648). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $18 thousand (June 30, 2014 - $0.1 million, with a tax benefit of $15 thousand). For the six-month period ended June 30, 2015, the Corporation granted 18,029 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2014 – 18,733). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $34 thousand (June 30, 2014 - $0.3 million, with a tax benefit of $29 thousand). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2015 for directors was $ 0.6 million.

Note 36 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2015		June 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$24,923	39%	$(130,147)	39%
Net benefit of tax exempt interest income	(13,590)	(21)	(13,558)	4
Deferred tax asset valuation allowance	(542,706)	(849)	(7,211)	2
Non-deductible expenses	—	—	169,810	(50)
Difference in tax rates due to multiple jurisdictions	(3,094)	(5)	(4,293)	1
Effect of income subject to preferential tax rate[1]	593	1	(20,833)	6
Others	341	1	2,108	(1)

Income tax (benefit) expense	$(533,533)	(834)%	$(4,124)	1%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

	Six months ended
	June 30, 2015		June 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax (benefit) expense at statutory rates	$66,283	39%	$(95,138)	39%
Net benefit of tax exempt interest income	(27,283)	(16)	(24,944)	10
Deferred tax asset valuation allowance	(537,067)	(316)	(14,183)	6
Non-deductible expenses	—	—	178,129	(73)
Difference in tax rates due to multiple jurisdictions	(4,703)	(3)	(10,488)	4
Effect of income subject to preferential tax rate[1]	(1,878)	(1)	(18,555)	8
Others	3,684	2	4,319	(2)

Income tax (benefit) expense	$(500,964)	(295)%	$19,140	(8)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Income tax benefit amounted to $533.5 million for the quarter ended June 30, 2015, compared with an income tax benefit of $4.1 million for the same quarter of 2014. During the second quarter of 2015, the Corporation recorded a partial reversal of the valuation allowance on the deferred tax asset from the U.S. operations amounting to $544.9 million. During the second quarter of 2014 the Corporation recorded a tax benefit of $23.4 million as a result of a closing agreement entered into the Corporation and the Puerto Rico Department of the Treasury. The closing agreement among other matters was related to the income tax treatment of certain charge-offs related to the loans acquired from Westernbank as part of the FDIC assisted transaction in the year 2010.

Income tax benefit amounted to $501.0 million for the six months ended June 30, 2015, compared with an income tax expense of $19.1 million for the same quarter of 2014.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	June 30, 2015	December 31, 2014
Deferred tax assets:
Tax credits available for carryforward	$12,508	$12,056
Net operating loss and other carryforward available	1,263,589	1,261,413
Postretirement and pension benefits	109,451	111,677
Deferred loan origination fees	7,543	7,720
Allowance for loan losses	694,981	710,666
Deferred gains	6,735	7,500
Accelerated depreciation	7,530	7,915
Intercompany deferred gains	2,892	2,988
Other temporary differences	27,165	27,755

Total gross deferred tax assets	2,132,394	2,149,690

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	42,241	37,804
FDIC-assisted transaction	84,876	81,335
Unrealized net gain on trading and available-for-sale securities	24,754	20,817
Other temporary differences	22,696	18,093

Total gross deferred tax liabilities	174,567	158,049

Valuation allowance	672,391	1,212,748

Net deferred tax asset	$1,285,436	$778,893

The net deferred tax asset shown in the table above at June 30, 2015 is reflected in the consolidated statements of financial condition as $1.3 billion in net deferred tax assets in the “Other assets” caption (December 31, 2014 - $813 million) and $649 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2014 - $34 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

During the quarter ended June 30, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, amounting to $1.2 billion and comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The recent historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of June 30, 2015 the U.S. operations are not in a three year loss cumulative position, taking into account taxable income exclusive of reversing temporary differences. All of these factors lead management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At June 30, 2015, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $776 million net of the valuation allowance of $28 million recorded in the Holding Company.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended June 30, 2015, exclusive of the loss generated on the sales of non performing assets that took place in 2013 which is not a continuing condition of the operations. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss position for the three year period ended June 30, 2015. However, after the payment of TARP, the interest expense that is paid on the $450 million subordinated notes which partially funded the repayment of TARP funds in 2014, bearing interest at 7%, is tax deductible contrary to the interest expense payable on the note issued to the U.S. Treasury under TARP. Based on this fact pattern the Holding Company is expecting to have losses for income tax purposes exclusive of reversing temporary differences. Since as required by ASC 740 the historical information should be supplemented by all currently available information about future years, the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the Holding Company.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2015	2014
Balance at January 1	$8.0	$9.8
Additions for tax positions - January through March	0.3	0.3
Reduction as a result of settlements - January through March	(0.5)	—

Balance at March 31	$7.8	$10.1
Additions for tax positions - April through June	0.3	0.2

Balance at June 30	$8.1	$10.3

At June 30, 2015, the total amount of interest recognized in the statement of financial condition approximated $2.9 million (December 31, 2014 - $3.1 million). The total interest expense recognized at June 2015 was $325 thousand (December 31, 2014 - $540 thousand). Management determined that at June 30, 2015 and December 31, 2014 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.0 million at June 30, 2015 (December 31, 2014 - $9.8 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2015, the following years remain subject to examination in the U.S. Federal jurisdiction: 2011 and thereafter; and in the Puerto Rico jurisdiction, 2010 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $5.8 million.

Note 37 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2015 and June 30, 2014 are listed in the following table:

(In thousands)	June 30, 2015	June 30, 2014
Non-cash activities:
Loans transferred to other real estate	$67,199	$82,338
Loans transferred to other property	19,103	20,492

Total loans transferred to foreclosed assets	86,302	102,830
Transfers from loans held-in-portfolio to loans held-for-sale	61,290	1,868,420
Transfers from loans held-for-sale to loans held-in-portfolio	8,523	3,245
Transfers from trading securities to available-for-sale securities	5,523	—
Loans securitized into investment securities[1]	517,265	472,891
Trades receivable from brokers and counterparties[2]	111,964	519,495
Trades payable to brokers and counterparties	73,155	45,893
Recognition of mortgage servicing rights on securitizations or asset transfers	7,302	6,692

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.
[2]	Includes $441 million of trades receivable as of June 30, 2014, related to the issuance of $450 million in Senior Notes, which settled on July 1, 2014, net of debt issuance costs of $9 million.

As previously disclosed in Note 5, Business Combination, on February 27, 2015, the Corporation’s Puerto Rico banking subsidiary, BPPR, in an alliance with co-bidders, including the Corporation’s U.S. mainland banking subsidiary, PCB, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver. As part of this transaction, BPPR received net cash proceeds of approximately $ 738 million for consideration of the assets and liabilities acquired.

Note 38 – Segment reporting

The Corporation’s corporate structure consists of two reportable segments – Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 4 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations in the second quarter of 2014, and the assets and liabilities of these regions were subsequently sold during the third and fourth quarters of 2014.

As indicated in Note 5 to the consolidated financial statements, Business Combination, on February 27, 2015, Banco Popular de Puerto Rico, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits of Doral Bank from the FDIC as receiver. The financial results for the quarter and six months period ended on June 30, 2015 of both reportable segments include the results from the operations acquired as part of the Doral Bank Transaction.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2015, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2015

For the quarter ended June 30, 2015
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$316,085	$61,932	$—
Provision (reversal of provision) for loan losses	76,068	(61)	—
Non-interest income	125,735	5,670	125
Amortization of intangibles	2,563	318	—
Depreciation expense	10,103	1,746	—
Other operating expenses	279,887	48,472	—
Income tax expense (benefit)	17,312	(543,833)	—

Net income	$55,887	$560,960	$125

Segment assets	$29,669,355	$7,458,709	$(589,902)

For the quarter ended June 30, 2015
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$378,017	$(15,464)	$—	$362,553
Provision for loan losses	76,007	227	—	76,234
Non-interest income	131,530	10,483	(1,254)	140,759
Amortization of intangibles	2,881	—	—	2,881
Depreciation expense	11,849	181	—	12,030
Other operating expenses	328,359	20,604	(700)	348,263
Income tax benefit	(526,521)	(6,796)	(216)	(533,533)

Net income (loss)	$616,972	$(19,197)	$(338)	$597,437

Segment assets	$36,538,162	$4,909,006	$(4,697,055)	$36,750,113

For the six months ended June 30, 2015
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$622,696	$114,033	$—
Provision (reversal of provision) for loan losses	118,305	(2,263)	—
Non-interest income	229,265	11,836	125
Amortization of intangibles	4,562	423	—
Depreciation expense	20,211	3,363	—
Other operating expenses	507,463	102,957	—
Income tax expense (benefit)	54,761	(542,896)	—

Net income	$146,659	$564,285	$125

Segment assets	$29,669,355	$7,458,709	$(589,902)

For the six months ended June 30, 2015
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$736,729	$(30,981)	$—	$705,748
Provision for loan losses	116,042	227	—	116,269
Non-interest income	241,226	16,125	(1,357)	255,994
Amortization of intangibles	4,985	—	—	4,985
Depreciation expense	23,574	375	—	23,949
Other operating expenses	610,420	37,592	(1,431)	646,581
Income tax benefit	(488,135)	(12,858)	29	(500,964)

Net income (loss)	$711,069	$(40,192)	$45	$670,922

Segment assets	$36,538,162	$4,909,006	(4,697,055)	$36,750,113

2014

For the quarter ended June 30, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$334,079	$48,688	$—
Provision (reversal of provision) for loan losses	86,432	(24,786)	—
Non-interest income	38,505	18,187	—
Amortization of intangibles	1,822	203	—
Depreciation expense	9,824	1,663	—
Other operating expenses	211,206	38,010	—
Income tax (benefit) expense	(7,958)	846	—

Net income	$71,258	$50,939	$—

For the quarter ended June 30, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$382,767	$(442,148)	$—	$(59,381)
Provision for loan losses	61,646	32	—	61,678
Non-interest income	56,692	7,348	(1,251)	62,789
Amortization of intangibles	2,025	—	—	2,025
Depreciation expense	11,487	168	—	11,655
Other operating expenses	249,216	13,226	(683)	261,759
Income tax (benefit) expense	(7,112)	3,209	(221)	(4,124)

Net income (loss)	$122,197	$(451,435)	$(347)	$(329,585)

For the six months ended June 30, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$661,949	$100,119	$—
Provision (reversal of provision) for loan losses	166,269	(24,579)	—
Non-interest income	106,594	28,789	—
Amortization of intangibles	3,646	405	—
Depreciation expense	19,322	3,384	—
Other operating expenses	421,045	76,002	—
Income tax expense	21,985	1,692	—

Net income	$136,276	$72,004	$—

For the six months ended June 30, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$762,068	$(470,278)	$—	$291,790
Provision (reversal of provision) for loan losses	141,690	(176)	—	141,514
Non-interest income	135,383	24,756	(1,318)	158,821
Amortization of intangibles	4,051	—	—	4,051
Depreciation expense	22,706	325	—	23,031
Other operating expenses	497,047	30,302	(1,393)	525,956
Income tax expense (benefit)	23,677	(4,567)	30	19,140

Net income (loss)	$208,280	$(471,406)	$45	$(263,081)

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2015

For the quarter ended June 30, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$119,205	$194,737	$2,143	$—	$316,085
Provision for loan losses	66,792	9,276	—	—	76,068
Non-interest income	35,992	66,436	23,407	(100)	125,735
Amortization of intangibles	(23)	1,912	674	—	2,563
Depreciation expense	4,703	5,104	296	—	10,103
Other operating expenses	101,717	160,871	17,399	(100)	279,887
Income tax (benefit) expense	(13,395)	27,530	3,177	—	17,312

Net (loss) income	$(4,597)	$56,480	$4,004	$—	$55,887

Segment assets	$10,038,389	$19,853,299	$744,519	$(966,852)	$29,669,355

For the six months ended June 30, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$237,680	$380,989	$4,023	$4	$622,696
Provision for loan losses	63,236	55,069	—	—	118,305
Non-interest income	63,142	122,440	43,878	(195)	229,265
Amortization of intangibles	6	3,684	872	—	4,562
Depreciation expense	9,023	10,616	572	—	20,211
Other operating expenses	167,573	305,939	34,146	(195)	507,463
Income tax expense	12,658	37,308	4,795	—	54,761

Net income	$48,326	$90,813	$7,516	$4	$146,659

Segment assets	$10,038,389	$19,853,299	$744,519	$(966,852)	$29,669,355

2014

For the quarter ended June 30, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$139,906	$192,019	$2,154	$—	$334,079
Provision for loan losses	76,879	9,553	—	—	86,432
Non-interest (expense) income	(14,141)	28,415	24,249	(18)	38,505
Amortization of intangibles	1	1,709	112	—	1,822
Depreciation expense	4,124	5,418	282	—	9,824
Other operating expenses	58,326	136,619	16,279	(18)	211,206
Income tax (benefit) expense	(16,090)	4,774	3,358	—	(7,958)

Net income	$2,525	$62,361	$6,372	$—	$71,258

For the six months ended June 30, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$276,366	$380,696	$4,887	$—	$661,949
Provision for loan losses	108,068	58,201	—	—	166,269
Non-interest (expense) income	(6,457)	66,394	46,693	(36)	106,594
Amortization of intangibles	2	3,418	226	—	3,646
Depreciation expense	8,023	10,730	569	—	19,322
Other operating expenses	114,765	274,220	32,096	(36)	421,045
Income tax expense	1,918	13,602	6,465	—	21,985

Net income	$37,133	$86,919	$12,224	$—	$136,276

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2015

For the quarter ended June 30, 2015
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$61,277	$655	$—	$61,932
Provision (reversal for provision) for loan losses	1,156	(1,217)	—	(61)
Non-interest income (expense)	5,711	(41)	—	5,670
Amortization of intangibles	318	—	—	318
Depreciation expense	1,746	—	—	1,746
Other operating expenses	47,682	790	—	48,472
Income tax (benefit)	(341,394)	(202,439)	—	(543,833)

Net income	$357,480	$203,480	$—	$560,960

Segment assets	$7,975,328	$430,028	$(946,647)	$7,458,709

For the six months ended June 30, 2015
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$112,718	$1,315	$—	$114,033
Reversal of provision for loan losses	(499)	(1,764)	—	(2,263)
Non-interest income	11,523	313	—	11,836
Amortization of intangibles	423	—	—	423
Depreciation expense	3,363	—	—	3,363
Other operating expenses	101,595	1,362	—	102,957
Income tax benefit	(340,457)	(202,439)	—	(542,896)

Net income	$359,816	$204,469	$—	$564,285

Segment assets	$7,975,328	$430,028	$(946,647)	$7,458,709

2014

For the quarter ended June 30, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$47,966	$722	$—	$48,688
Reversal of provision for loan losses	(21,759)	(3,027)	—	(24,786)
Non-interest income	16,772	1,415	—	18,187
Amortization of intangibles	203	—	—	203
Depreciation expense	1,663	—	—	1,663
Other operating expenses	37,339	671	—	38,010
Income tax expense	846	—	—	846

Net income	$46,446	$4,493	$—	$50,939

For the six months ended June 30, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$98,712	$1,407	$—	$100,119
Reversal of provision for loan losses	(21,767)	(2,812)	—	(24,579)
Non-interest income	27,265	1,524	—	28,789
Amortization of intangibles	405	—	—	405
Depreciation expense	3,384	—	—	3,384
Other operating expenses	74,797	1,205	—	76,002
Income tax expense	1,692	—	—	1,692

Net income	$67,466	$4,538	$—	$72,004

Geographic Information

	Quarter ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Puerto Rico	$415,972	$(80,277)	$801,026	$276,760
United States	67,235	64,992	123,945	127,475
Other	20,105	18,693	36,771	46,376

Total consolidated revenues	$503,312	$3,408	$961,742	$450,611

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	June 30, 2015	December 31, 2014

Puerto Rico
Total assets	$28,299,519	$26,276,561
Loans	17,931,326	17,704,170
Deposits	21,581,425	20,365,445

United States
Total assets	$7,322,694	$5,689,604
Loans	4,619,403	3,568,564
Deposits	5,111,236	3,442,084

Other
Total assets	$1,127,900	$1,130,530
Loans	776,353	780,483
Deposits [1]	1,058,033	1,000,006

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 39 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2015 and December 31, 2014, and the results of their operations and cash flows for periods ended June 30, 2015 and 2014.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At June 30, 2015, BPPR could have declared a dividend of approximately $448 million (December 31, 2014 - $542 million).

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At June 30, 2015
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$26,593	$604	$557,141	$(27,090)	$557,248
Money market investments	1,266	1,290	3,254,673	(2,290)	3,254,939
Trading account securities, at fair value	1,758	—	139,837	—	141,595
Investment securities available-for-sale, at fair value	221	—	5,584,857	—	5,585,078
Investment securities held-to-maturity, at amortized cost	—	—	101,861	—	101,861
Other investment securities, at lower of cost or realizable value	9,850	4,492	151,163	—	165,505
Investment in subsidiaries	5,580,858	1,917,859	—	(7,498,717)	—
Loans held-for-sale, at lower of cost or fair value	—	—	202,287	—	202,287

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	32,815	349	22,533,228	(31,384)	22,535,008
Loans covered under loss sharing agreements with the FDIC	—	—	689,650	—	689,650
Less - Unearned income	—	—	99,863	—	99,863
Allowance for loan losses	192	—	550,621	—	550,813

Total loans held-in-portfolio, net	32,623	349	22,572,394	(31,384)	22,573,982

FDIC loss share asset	—	—	392,947	—	392,947
Premises and equipment, net	2,812	—	494,266	—	497,078
Other real estate not covered under loss sharing agreements with the FDIC	284	—	141,971	—	142,255
Other real estate covered under loss sharing agreements with the FDIC	—	—	33,504	—	33,504
Accrued income receivable	259	113	130,118	(209)	130,281
Mortgage servicing assets, at fair value	—	—	206,357	—	206,357
Other assets	72,171	26,156	2,104,621	(18,041)	2,184,907
Goodwill	—	—	505,436	(1)	505,435
Other intangible assets	554	—	74,300	—	74,854

Total assets	$5,729,249	$1,950,863	$36,647,733	$(7,577,732)	$36,750,113

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,333,076	$(27,090)	$6,305,986
Interest bearing	—	—	21,446,998	(2,290)	21,444,708

Total deposits	—	—	27,780,074	(29,380)	27,750,694

Federal funds purchased and assets sold under agreements to repurchase	—	—	1,121,244	—	1,121,244
Other short-term borrowings	—	15,384	117,200	(31,384)	101,200
Notes payable	740,812	148,988	914,228	—	1,804,028
Other liabilities	38,784	6,994	994,119	(18,357)	1,021,540
Liabilities from discontinued operations	—	—	1,754	—	1,754

Total liabilities	779,596	171,366	30,928,619	(79,121)	31,800,460

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,037	2	56,307	(56,309)	1,037
Surplus	4,190,638	4,269,208	5,931,332	(10,192,013)	4,199,165
Retained earnings (accumulated deficit)	932,661	(2,488,242)	(50,246)	2,529,961	924,134
Treasury stock, at cost	(5,812)	—	—	—	(5,812)
Accumulated other comprehensive loss, net of tax	(219,031)	(1,471)	(218,279)	219,750	(219,031)

Total stockholders’ equity	4,949,653	1,779,497	5,719,114	(7,498,611)	4,949,653

Total liabilities and stockholders’ equity	$5,729,249	$1,950,863	$36,647,733	$(7,577,732)	$36,750,113

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$20,448	$608	$380,890	$(20,851)	$381,095
Money market investments	19,747	357	1,803,639	(1,357)	1,822,386
Trading account securities, at fair value	1,640	—	136,887	—	138,527
Investment securities available-for-sale, at fair value	231	—	5,314,928	—	5,315,159
Investment securities held-to-maturity, at amortized cost	—	—	103,170	—	103,170
Other investment securities, at lower of cost or realizable value	9,850	4,492	147,564	—	161,906
Investment in subsidiaries	4,878,866	1,353,616	—	(6,232,482)	—
Loans held-for-sale, at lower of cost or fair value	—	—	106,104	—	106,104

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	55,486	—	19,496,569	(53,769)	19,498,286
Loans covered under loss sharing agreements with the FDIC	—	—	2,542,662	—	2,542,662
Less - Unearned income	—	—	93,835	—	93,835
Allowance for loan losses	41	—	601,751	—	601,792

Total loans held-in-portfolio, net	55,445	—	21,343,645	(53,769)	21,345,321

FDIC loss share asset	—	—	542,454	—	542,454
Premises and equipment, net	2,512	—	492,069	—	494,581
Other real estate not covered under loss sharing agreements with the FDIC	90	—	135,410	—	135,500
Other real estate covered under loss sharing agreements with the FDIC	—	—	130,266	—	130,266
Accrued income receivable	75	112	121,657	(26)	121,818
Mortgage servicing assets, at fair value	—	—	148,694	—	148,694
Other assets	67,962	26,514	1,570,094	(18,127)	1,646,443
Goodwill	—	—	465,677	(1)	465,676
Other intangible assets	555	—	37,040	—	37,595

Total assets	$5,057,421	$1,385,699	$32,980,188	$(6,326,613)	$33,096,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,804,599	$(20,851)	$5,783,748
Interest bearing	—	—	19,025,144	(1,357)	19,023,787

Total deposits	—	—	24,829,743	(22,208)	24,807,535

Assets sold under agreements to repurchase	—	—	1,271,657	—	1,271,657
Other short-term borrowings	—	8,169	66,800	(53,769)	21,200
Notes payable	740,812	148,988	822,028	—	1,711,828
Other liabilities	49,226	6,872	974,147	(18,216)	1,012,029
Liabilities from discontinued operations	—	—	5,064	—	5,064

Total liabilities	790,038	164,029	27,969,439	(94,193)	28,829,313

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,036	2	56,307	(56,309)	1,036
Surplus	4,187,931	4,269,208	5,931,161	(10,191,842)	4,196,458
Retained earnings (accumulated deficit)	262,244	(3,043,476)	(747,702)	3,782,651	253,717
Treasury stock, at cost	(4,116)	—	(1)	—	(4,117)
Accumulated other comprehensive loss, net of tax	(229,872)	(4,064)	(229,016)	233,080	(229,872)

Total stockholders’ equity	4,267,383	1,221,670	5,010,749	(6,232,420)	4,267,382

Total liabilities and stockholders’ equity	$5,057,421	$1,385,699	$32,980,188	$(6,326,613)	$33,096,695

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Dividend income from subsidiaries	$1,500	$—	$—	$(1,500)	$—
Loans	169	2	374,109	(147)	374,133
Money market investments	2	1	1,844	(2)	1,845
Investment securities	190	80	31,027	—	31,297
Trading account securities	—	—	3,026	—	3,026

Total interest income	1,861	83	410,006	(1,649)	410,301

Interest expense:
Deposits	—	—	26,260	(2)	26,258
Short-term borrowings	—	127	1,883	(147)	1,863
Long-term debt	13,117	2,695	3,815	—	19,627

Total interest expense	13,117	2,822	31,958	(149)	47,748

Net interest (expense) income	(11,256)	(2,739)	378,048	(1,500)	362,553
Provision for loan losses- non-covered loans	227	—	60,241	—	60,468
Provision for loan losses- covered loans	—	—	15,766	—	15,766

Net interest (expense) income after provision for loan losses	(11,483)	(2,739)	302,041	(1,500)	286,319

Service charges on deposit accounts	—	—	40,138	—	40,138
Other service fees	—	—	60,661	(1,240)	59,421
Mortgage banking activities	—	—	21,325	—	21,325
Net gain and valuation adjustments on investment securities	—	—	5	—	5
Other-than-temporary impairment losses on investment securities	—	—	(14,445)	—	(14,445)
Trading account loss	(18)	—	(3,090)	—	(3,108)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	681	—	681
Adjustments (expense) to indemnity reserves on loans sold	—	—	419	—	419
FDIC loss share income	—	—	19,075	—	19,075
Other operating income	3,423	524	13,315	(14)	17,248

Total non-interest income	3,405	524	138,084	(1,254)	140,759

Operating expenses:
Personnel costs	14,470	—	106,507	—	120,977
Net occupancy expenses	787	—	22,499	—	23,286
Equipment expenses	472	—	15,453	—	15,925
Other taxes	652	—	10,461	—	11,113
Professional fees	2,323	32	76,154	(60)	78,449
Communications	108	—	6,045	—	6,153
Business promotion	408	—	13,368	—	13,776
FDIC deposit insurance	—	—	8,542	—	8,542
Other real estate owned (OREO) expenses	—	—	44,816	—	44,816
Other operating expenses	(15,184)	109	46,795	(638)	31,082
Amortization of intangibles	—	—	2,881	—	2,881
Restructuring cost	—	—	6,174	—	6,174

Total operating expenses	4,036	141	359,695	(698)	363,174

(Loss) income before income tax and equity in earnings of subsidiaries	(12,114)	(2,356)	80,430	(2,056)	63,904
Income tax benefit	(47)	—	(533,270)	(216)	(533,533)

(Loss) income before equity in earnings of subsidiaries	(12,067)	(2,356)	613,700	(1,840)	597,437
Equity in undistributed earnings of subsidiaries	609,504	559,026	—	(1,168,530)	—

Income from continuing operations	597,437	556,670	613,700	(1,170,370)	597,437
Income from discontinued operations, net of tax	—	—	15	—	15
Equity in undistributed income of discontinued operations	15	15	—	(30)	—

Net Income	$597,452	$556,685	$613,715	$(1,170,400)	$597,452

Comprehensive income, net of tax	$572,821	$545,987	$589,116	$(1,135,103)	$572,821

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$3,000	$—	$—	$(3,000)	$—
Loans	309	2	729,722	(269)	729,764
Money market investments	4	3	3,288	(4)	3,291
Investment securities	333	161	61,104	—	61,598
Trading account securities	—	—	5,722	—	5,722

Total interest and dividend income	3,646	166	799,836	(3,273)	800,375

Interest expense:
Deposits	—	—	52,126	(4)	52,122
Short-term borrowings	—	228	3,638	(269)	3,597
Long-term debt	26,235	5,390	7,283	—	38,908

Total interest expense	26,235	5,618	63,047	(273)	94,627

Net interest (expense) income	(22,589)	(5,452)	736,789	(3,000)	705,748
Provision for loan losses- non-covered loans	227	—	89,952	—	90,179
Provision for loan losses- covered loans	—	—	26,090	—	26,090

Net interest (expense) income after provision for loan losses	(22,816)	(5,452)	620,747	(3,000)	589,479

Service charges on deposit accounts	—	—	79,155	—	79,155
Other service fees	—	—	114,375	(1,328)	113,047
Mortgage banking activities	—	—	34,177	—	34,177
Net loss and valuation adjustments on investment securities	—	—	5	—	5
Other-than-temporary impairment losses on investment securities	—	—	(14,445)	—	(14,445)
Trading account profit (loss)	22	—	(2,716)	—	(2,694)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	602	—	602
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,107)	—	(4,107)
FDIC loss share expense	—	—	23,214	—	23,214
Other operating income (loss)	6,391	(305)	20,984	(30)	27,040

Total non-interest income (loss)	6,413	(305)	251,244	(1,358)	255,994

Operating expenses:
Personnel costs	26,378	—	211,057	—	237,435
Net occupancy expenses	1,767	—	43,228	—	44,995
Equipment expenses	1,017	—	28,319	—	29,336
Other taxes	(806)	—	20,493	—	19,687
Professional fees	5,097	442	148,586	(148)	153,977
Communications	225	—	12,104	—	12,329
Business promotion	844	—	23,745	—	24,589
FDIC deposit insurance	—	—	14,940	—	14,940
Other real estate owned (OREO) expenses	—	—	67,885	—	67,885
Other operating expenses	(32,119)	218	81,614	(1,283)	48,430
Amortization of intangibles	—	—	4,985	—	4,985
Restructuring costs	—	—	16,927	—	16,927

Total operating expenses	2,403	660	673,883	(1,431)	675,515

(Loss) income before income tax and equity in earnings of subsidiaries	(18,806)	(6,417)	198,108	(2,927)	169,958
Income tax (benefit) expense	—	—	(500,993)	29	(500,964)

(Loss) income before equity in earnings of subsidiaries	(18,806)	(6,417)	699,101	(2,956)	670,922
Equity in undistributed earnings of subsidiaries	689,728	560,295	—	(1,250,023)	—

Income from continuing operations	670,922	553,878	699,101	(1,252,979)	670,922
Income from discontinued operations, net of tax	—	—	1,356	—	1,356
Equity in undistributed earnings of discontinued operations	1,356	1,356	—	(2,712)	—

Net Income	$672,278	$555,234	$700,457	$(1,255,691)	$672,278

Comprehensive income, net of tax	$683,119	$557,827	$711,194	$(1,269,021)	$683,119

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$498	$—	$380,966	$(478)	$380,986
Money market investments	5	2	1,131	(7)	1,131
Investment securities	165	81	33,743	—	33,989
Trading account securities	—	—	5,344	—	5,344

Total interest income	668	83	421,184	(485)	421,450

Interest expense:
Deposits	—	—	26,226	(3)	26,223
Short-term borrowings	—	89	9,285	(482)	8,892
Long-term debt	440,133	2,706	2,877	—	445,716

Total interest expense	440,133	2,795	38,388	(485)	480,831

Net interest (expense) income	(439,465)	(2,712)	382,796	—	(59,381)
Provision for loan losses- non-covered loans	32	—	50,042	—	50,074
Provision for loan losses- covered loans	—	—	11,604	—	11,604

Net interest (expense) income after provision for loan losses	(439,497)	(2,712)	321,150	—	(121,059)

Service charges on deposit accounts	—	—	39,237	—	39,237
Other service fees	—	—	57,719	(1,251)	56,468
Mortgage banking activities	—	—	3,788	—	3,788
Trading account profit	52	—	1,003	—	1,055
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	9,659	—	9,659
Adjustments (expense) to indemnity reserves on loans sold	—	—	(7,454)	—	(7,454)
FDIC loss share expense	—	—	(55,261)	—	(55,261)
Other operating income	3,108	(1,348)	13,537	—	15,297

Total non-interest income (expense)	3,160	(1,348)	62,228	(1,251)	62,789

Operating expenses:
Personnel costs	8,201	—	90,899	—	99,100
Net occupancy expenses	1,013	—	19,254	—	20,267
Equipment expenses	1,079	—	10,965	—	12,044
Other taxes	176	—	13,367	—	13,543
Professional fees	2,266	(241)	65,053	(54)	67,024
Communications	122	—	6,303	—	6,425
Business promotion	439	—	15,599	—	16,038
FDIC deposit insurance	—	—	10,480	—	10,480
Other real estate owned (OREO) expenses	—	—	3,410	—	3,410
Other operating expenses	(15,251)	108	36,280	(628)	20,509
Amortization of intangibles	—	—	2,025	—	2,025
Restructuring cost	—	—	4,574	—	4,574

Total operating expenses	(1,955)	(133)	278,209	(682)	275,439

(Loss) income before income tax and equity in earnings of subsidiaries	(434,382)	(3,927)	105,169	(569)	(333,709)
Income tax (benefit) expense	8,984	—	(12,887)	(221)	(4,124)
(Loss) income before equity in earnings of subsidiaries	(443,366)	(3,927)	118,056	(348)	(329,585)
Equity in undistributed earnings of subsidiaries	113,781	47,599	—	(161,380)	—

(Loss) Income from continuing operations	(329,585)	43,672	118,056	(161,728)	(329,585)
Loss from discontinued operations, net of tax	—	—	(181,729)	—	(181,729)
Equity in undistributed earnings of discontinued operations	(181,729)	(181,729)	—	363,458	—

Net Loss	$(511,314)	$(138,057)	$(63,673)	$201,730	$(511,314)

Comprehensive loss, net of tax	$(485,330)	$(125,882)	$(37,918)	$163,800	$(485,330)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Loans	$1,060	$—	$758,547	$(1,019)	$758,588
Money market investments	12	5	2,103	(16)	2,104
Investment securities	331	161	68,624	—	69,116
Trading account securities	—	—	10,601	—	10,601

Total interest and dividend income	1,403	166	839,875	(1,035)	840,409

Interest expense:
Deposits	—	—	53,086	(5)	53,081
Short-term borrowings	—	306	18,656	(1,030)	17,932
Long-term debt	466,187	5,413	6,006	—	477,606

Total interest expense	466,187	5,719	77,748	(1,035)	548,619

Net interest (expense) income	(464,784)	(5,553)	762,127	—	291,790
Provision for loan losses- non-covered loans	(176)	—	104,372	—	104,196
Provision for loan losses- covered loans	—	—	37,318	—	37,318

Net interest (expense) income after provision for loan losses	(464,608)	(5,553)	620,437	—	150,276

Service charges on deposit accounts	—	—	78,596	—	78,596
Other service fees	—	—	110,604	(1,318)	109,286
Mortgage banking activities	—	—	7,466	—	7,466
Trading account profit (loss)	73	—	2,959	—	3,032
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	14,052	—	14,052
Adjustments (expense) to indemnity reserves on loans sold	—	—	(17,801)	—	(17,801)
FDIC loss share expense	—	—	(79,467)	—	(79,467)
Other operating income	6,509	(687)	37,835	—	43,657

Total non-interest income	6,582	(687)	154,244	(1,318)	158,821

Operating expenses:
Personnel costs	16,510	—	186,891	—	203,401
Net occupancy expenses	1,945	—	39,682	—	41,627
Equipment expenses	2,020	—	21,436	—	23,456
Other taxes	360	—	26,846	—	27,206
Professional fees	5,312	763	128,069	(121)	134,023
Communications	249	—	12,861	—	13,110
Business promotion	850	—	26,574	—	27,424
FDIC deposit insurance	—	—	21,458	—	21,458
Other real estate owned (OREO) expenses	—	—	9,850	—	9,850
Other operating expenses	(29,019)	217	72,931	(1,271)	42,858
Amortization of intangibles	—	—	4,051	—	4,051
Restructuring cost	—	—	4,574	—	4,574

Total operating expenses	(1,773)	980	555,223	(1,392)	553,038

(Loss) Income before income tax and equity in earnings of subsidiaries	(456,253)	(7,220)	219,458	74	(243,941)
Income tax expense (benefit)	8,150	—	10,960	30	19,140

(Loss) income before equity in earnings of subsidiaries	(464,403)	(7,220)	208,498	44	(263,081)
Equity in undistributed earnings of subsidiaries	201,322	65,291	—	(266,613)	—

(Loss) Income from continuing operations	(263,081)	58,071	208,498	(266,569)	(263,081)
Loss from discontinued operations, net of tax	—	—	(161,824)	—	(161,824)
Equity in undistributed losses of discontinued operations	(161,824)	(161,824)	—	323,648	—

Net (Loss) Income	$(424,905)	$(103,753)	$46,674	$57,079	$(424,905)

Comprehensive (loss) income, net of tax	$(366,451)	$(80,011)	$106,214	$(26,203)	$(366,451)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)

	Six months ended June 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:

Net income	$672,278	$555,234	$700,457	$(1,255,691)	$672,278

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(691,084)	(561,651)	—	1,252,735	—
Provision for loan losses	227	—	116,042	—	116,269
Amortization of intangibles	—	—	4,985	—	4,985
Depreciation and amortization of premises and equipment	374	—	23,575	—	23,949
Net accretion of discounts and amortization of premiums and deferred fees	—	—	(42,167)	—	(42,167)

Other-than-temporary impairment on investment securities	—	—	14,445	—	14,445
Fair value adjustments on mortgage servicing rights	—	—	6,846	—	6,846
FDIC loss share income	—	—	(23,214)	—	(23,214)
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,107	—	4,107
(Earnings) losses from investments under the equity method	(6,391)	305	(3,720)	—	(9,806)
Deferred income tax benefit	—	—	(511,157)	29	(511,128)
Loss (gain) on:
Disposition of premises and equipment	(1)	—	(1,428)	—	(1,429)
Sale and valuation adjustments of investment securities	—	—	(5)	—	(5)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(15,034)	—	(15,034)
Sale of foreclosed assets, including write-downs	—	—	54,711	—	54,711
Acquisitions of loans held-for-sale	—	—	(249,059)	—	(249,059)
Proceeds from sale of loans held-for-sale	—	—	51,062	—	51,062
Net originations on loans held-for-sale	—	—	(379,264)	—	(379,264)
Net (increase) decrease in:
Trading securities	(117)	—	481,388	—	481,271
Accrued income receivable	(183)	(1)	(655)	183	(656)
Other assets	2,298	55	31,314	(115)	33,552
Net increase (decrease) in:
Interest payable	—	183	475	(183)	475
Pension and other postretirement benefits obligations	—	—	1,641	—	1,641
Other liabilities	(10,443)	(61)	(30,976)	42	(41,438)

Total adjustments	(705,320)	(561,170)	(466,088)	1,252,691	(479,887)

Net cash (used in) provided by operating activities	(33,042)	(5,936)	234,369	(3,000)	192,391

Cash flows from investing activities:
Net decrease (increase) in money market investments	18,481	(933)	(1,451,033)	933	(1,432,552)
Purchases of investment securities:
Available-for-sale	—	—	(985,427)	—	(985,427)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(12,805)	—	(12,805)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	867,168	—	867,168
Held-to-maturity	—	—	2,389	—	2,389
Other	—	—	31,592	—	31,592
Proceeds from sale of investment securities:
Available for sale	—	—	70,005	—	70,005
Other	—	—	8,399	—	8,399
Net repayments on loans	22,400	1	374,209	(22,386)	374,224
Proceeds from sale of loans	—	—	27,780	—	27,780
Acquisition of loan portfolios	—	(350)	(140,492)	171	(140,671)
Net payments from FDIC under loss sharing agreements	—	—	164,423	—	164,423
Net cash received and acquired from business combination	—	—	738,296	—	738,296
Acquisition of servicing assets	—	—	(3,897)	—	(3,897)
Cash paid related to business acquisitions	—	—	(17,250)	—	(17,250)
Mortgage servicing rights purchased	—	—	(2,400)	—	(2,400)
Acquisition of premises and equipment	(677)	—	(30,140)	—	(30,817)
Proceeds from sale of:
Premises and equipment	4	—	7,897	—	7,901
Foreclosed assets	—	—	98,287	—	98,287

Net cash provided by (used in) investing activities	40,208	(1,282)	(253,249)	(21,282)	(235,605)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	752,959	(7,172)	745,787
Federal funds purchased and assets sold under agreements to repurchase	—	—	(150,413)	—	(150,413)
Other short-term borrowings	—	7,214	(77,815)	22,386	(48,215)
Payments of notes payable	—	—	(430,003)	—	(430,003)
Proceeds from issuance of notes payable	—	—	103,231	—	103,231
Proceeds from issuance of common stock	2,536	—	—	—	2,536
Dividends paid to parent company	—	—	(3,000)	3,000	—
Dividends paid	(1,861)	—	—	—	(1,861)
Net payments for repurchase of common stock	(1,696)	—	1	—	(1,695)
Return of capital to parent company	—	—	171	(171)	—

Net cash (used in) provided by financing activities	(1,021)	7,214	195,131	18,043	219,367

Net increase (decrease) in cash and due from banks	6,145	(4)	176,251	(6,239)	176,153
Cash and due from banks at beginning of period	20,448	608	380,890	(20,851)	381,095

Cash and due from banks at end of period	$26,593	$604	$557,141	$(27,090)	$557,248

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, including residential mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank (“PCB”), operates branches in New York, New Jersey and Southern Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 38 to the consolidated financial statements presents information about the Corporation’s business segments. As of June 30, 2015, the Corporation had a 15.04% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended June 30, 2015, the Corporation recorded $3.3 million in earnings from its investment in EVERTEC, which had a carrying amount of $29.4 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended June 30, 2015 the Corporation recorded $6.5 million in earnings from its investment in BHD Leon, which had a carrying amount of $106.9 million, as of the end of the quarter.

OVERVIEW

Recent significant events

•	During the quarter ended June 30, 2015, the Corporation recorded a partial reversal of the valuation allowance on its deferred tax assets from its U.S. operations for approximately $545 million. The Corporation has concluded that it is more likely than not that a portion of the total of $1.2 billion on deferred tax assets at the U.S. operations, comprised mainly of net operating losses (“NOLs”) will be realized. The Corporation based its determination on its estimated earnings for the remaining carryforward period – eighteen years beginning with the 2016 fiscal year – available to utilize the deferred tax asset to reduce its income tax obligations.

The increase in the net deferred tax asset did not have a material impact on regulatory capital. However, it increased the tangible book value per common share by $5.26.

•	The shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired on June 30, 2015. Accordingly, approximately $1.5 billion in loans and $18 million in OREOs have been reclassified as “non-covered” in the accompanying statement of financial condition as of June 30, 2015, because they are no longer subject to the shared-loss payments by the FDIC. However, included in these balances are approximately $249 million of loans that are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC related primarily to (i) the FDIC’s denial of reimbursements for certain charge-offs claimed by BPPR with respect to certain loans and the treatment of those loans as “shared-loss assets” under the commercial loss share agreement; and (ii) the denial by the FDIC of portfolio sale proposals submitted by BPPR pursuant to the applicable commercial shared loss agreement provision governing portfolio sales. Until the disputes described above are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. As of June 30, 2015, losses amounting to $141 million related to these assets are reflected in the FDIC indemnification asset as a receivable from the FDIC. Refer to additional information of these disputes on Note 26, Commitments and Contingencies, to the accompanying financial statements.

•	During the second quarter of 2015, BPPR completed the acquisition of mortgage servicing rights on three pools of residential mortgage loans serviced for Ginnie Mae, Fannie Mae and Freddie Mac, with an unpaid principal balance of approximately $5.0 billion, from the FDIC as a receiver for Doral Bank, together with the acquisition of certain assets and all deposits (other than certain brokered deposits) from Doral Bank on February 27, 2015, (the “Doral Bank Transaction”). The aggregate purchase price for the mortgage servicing rights and related servicing advances was approximately $56 million.

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

Adjusted results of operations – Non-GAAP financial measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”), the (“reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain unusual transactions on the results of its operations. Throughout this MD&A, the Corporation presents a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted results” provide meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to tables 60 through 65 for a reconciliation of the reported results for the quarter and six months ended June 30, 2015 and 2014.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended June 30, 2015

•	For the quarter ended June 30, 2015, the Corporation recorded net income of $597.5 million, compared to a net loss of $511.3 million for the same quarter of the previous year. The adjusted net income from continuing operations for the second quarter of 2015 was $ 90.1 million, compared to $74.5 million for the same quarter of the previous year, while the net income was $90.1 million and $74.5 million, for 2015 and 2014, respectively. Refer to tables 60 through 62 for adjustments to arrive at the adjusted net income.

•	Taxable equivalent net interest income was $382.7 million compared to $375.0 million in the same quarter of 2014; the latter excludes the accelerated amortization of TARP discount and deferred costs of $414.1 million recorded in that quarter upon repayment of TARP funds on July 2014. Net interest margin, on a taxable equivalent basis, for the second quarter of 2015 was 4.80% compared to 4.94%, on an adjusted basis, in the same quarter of 2014, a decrease of 14 basis points. The acquisition of $1.7 billion in loans and the assumption of $2.2 billion of deposits from the Doral Bank Transaction on February 27, 2015 impacts most of the interest income and expense lines. The Doral Bank Transaction added approximately $27.1 million in net interest income for the second quarter of 2015. Interest income also increased as a result of higher volume of commercial loans in the U.S. These positive factors were offset by a lower income from covered loans due to lower average volumes as well as lower income from investment securities.

•	The provision for loan losses for the non-covered portfolio totaled $60.5 million for the quarter ended June 30, 2015, compared to $50.1 million for the same quarter of the previous year, an increase of $10.4 million due mainly to higher reserve releases at BPNA during the second quarter of 2014. The provision for the covered portfolio amounted to $15.8 million for the second quarter of 2015, compared to $11.6 million for the same quarter of the previous year, an increase of $4.2 million. The provision for loan losses for the second quarter of 2015 reflects the impact of management’s annual review of the components of the allowance for loan losses models.

Total non-performing assets, including covered loans, were $806 million at June 30, 2015, decreasing by $126 million, or 14% from December 31, 2014, of which $96 million were related to covered OREO’s. Non-covered non-performing loans held-in-portfolio were $576 million, decreasing by $55 million, or 9%, from December 31, 2014. The decrease was mainly driven by lower commercial non-performing loans of $70 million. During the quarter, the Corporation transferred to held-for-sale a $75 million non-accrual public sector credit at BPPR after BPPR agreed to sell to an unaffiliated third party its part of the syndicated fuel line credit facility to PREPA. The sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee. The aggregate write-down on loans transferred to held-for-sale during the quarter was of approximately $31 million, of which $29.0 million was previously reserved. The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.89% for the quarter ended June 30, 2015, down from 0.94% for the same period in 2014. The decrease in the net charge-off ratio was mostly driven by the impact of Doral Bank’s acquired portfolio on the total loan base.

Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Non-interest income increased by $78.0 million during the quarter ended June 30, 2015, compared to the same quarter of the previous year. Excluding the impact of the certain transactions detailed in Table 60, Adjusted Results (Non-GAAP), non-interest income increased by $84.8 million. The increase in adjusted non-interest income was principally due to:

•	higher mortgage banking activities due to higher mortgage servicing fees, a favorable variance in the valuation adjustment of mortgage servicing rights and a positive variance in gains(losses) from closed derivatives positions;

•	lower adjustments for indemnity reserves; and

•	a positive variance in the FDIC loss share income (expense), due to lower amortization of the indemnification asset; partially offset by

•	lower gain on sale of loans mainly attributed to workout activity at BPNA during the second quarter of 2014.

The results for the second quarter of 2015 include an other-than-temporary impairment charge on the portfolio of Puerto Rico government investment securities available-for-sale of $14.4 million. Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses increased by $87.7 million during the quarter ended June 30, 2015, compared with the same quarter of the previous year. Excluding the impact of the certain transactions detailed in Table 60, Adjusted Results (Non-GAAP) operating expenses increased by $51.4 million mainly due to:

•	higher personnel cost by $18.0 million mostly related to an increase in share based compensation by $6.0 million attributed to the accounting treatment of awards granted during the quarter;

•	higher professional fees by $6.5 million due to higher programming, processing and other technology services and higher professional services;

•	higher OREO expenses by $19.4 million mainly as a result of higher write-downs on commercial, construction and mortgage properties by $10.4 million and higher loss on sales; and

•	higher other general operating expenses mainly due to property tax payments at BPPR, most of which is reimbursable from the FDIC.

Refer to the Operating Expenses section of this MD&A for additional information.

•

For the quarter ended June 30, 2015, the Corporation recorded an income tax benefit of $533.5 million, compared to an income tax expense of $4.1 million for the same quarter of the previous year. During the quarter ended June 30, 2015, the Corporation recorded a partial reversal of the valuation allowance on its deferred tax assets from its U.S. operations for approximately $544.9 million. Excluding the impact of this partial reversal and the tax effect of certain other transactions detailed in Table 60. The income tax expense for the second quarter of 2015 was $21.5 million. During the second quarter of 2014 the Corporation recognized an income tax benefit of approximately $23.4 million due to a reduction in the deferred tax liability associated with the Westernbank loan portfolio as a result of a Closing Agreement entered into with the Puerto Rico Department of the Treasury (“PR Treasury”) during that quarter, offset by the negative impact of the deferred tax asset valuation allowance of approximately $9.2 million recorded at the Holding Company, due to the difference in the tax treatment of interest expense related to the TARP funds and the $450 million senior notes issued to partially fund the TARP repayment. The increase in income tax expense was primarily due to higher taxable income on the Puerto Rico operations. Refer to the Income Taxes section of this MD&A for additional information.

•	Total assets were $36.8 billion at June 30, 2015 and $33.1 billion at December 31, 2014. Excluding the impact of the Doral Bank Transaction, total assets increased by approximately $0.9 billion due to:

•	An increase of $1.5 billion in money market investments due mostly to increases in liquidity at BPPR of $1.4 billion and BPNA of $87 million.

•	An increase of $269 million on investment securities available-for-sale and held-to-maturity, as detailed in Table 10.

•	An increase in other assets of $540 million, mainly due to the partial reversal of the valuation allowance of the deferred tax asset at the U.S. operations amounting to $545 million.

These increases were partially offset by:

•	A decrease of $65 million in the non-covered portfolio, excluding the above mentioned reclassification of $1.5 billion from the covered category, due mainly to loan repayments and the reclassification of a commercial relationship to held-for-sale of $75 million from the public sector at BPPR, partially offset by an increase in the BPNA commercial loan portfolio.

•	A decrease of $338 million in the covered loans portfolio, excluding the impact of the reclassification of $1.5 billion to the non-covered category as mentioned above, due to the normal run-off and portfolio loan resolutions.

•	A decrease of approximately $150 million in the FDIC loss share asset mainly due to amortization and collections from the FDIC.

•	A decrease of $90 million in OREOs due to sales, including a bulk sale of $37 million in commercial, covered OREOs, and write-downs, offset by additions due to foreclosure activity.

•	Excluding approximately $1.6 billion in liabilities assumed from Doral, total liabilities increased by $1.3 billion from the fourth quarter of 2014, driven by an increase of $1.3 billion in deposits from BPPR by $1.0 billion and BPNA by $295 million.

•	Stockholders’ equity increased by $682 million from the fourth quarter of 2014, mainly as a result of net income for the six months of $672 million, and a decrease in accumulated other comprehensive loss of $11 million. Capital ratios continued to be strong. The Corporation’s Common equity Tier 1 Capital ratio stood at 15.93% at June 30, 2015, while the tangible common equity ratio at June 30, 2015 was 11.94%. Refer to Table 20 for capital ratios and Tables 21 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarters ended June 30, 2015 and 2014.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2015	December 31, 2014	Variance	June 30, 2015	June 30, 2014	Variance
Money market investments	$3,254,939	$1,822,386	$1,432,553	$2,231,909	$1,346,593	$885,316
Investment and trading securities	5,994,039	5,718,762	275,277	5,941,278	6,356,622	(415,344)
Loans	23,327,082	22,053,217	1,273,865	22,949,753	22,583,201	366,552
Earning assets	32,576,060	29,594,365	2,981,695	31,122,940	30,286,417	836,523
Assets from discontinued operations	—	—	—	—	1,908,616	(1,908,616)
Total assets	36,750,113	33,096,695	3,653,418	34,696,180	36,216,256	(1,520,076)
Deposits*	27,750,694	24,807,535	2,943,159	26,459,216	24,659,911	1,799,305
Borrowings	3,026,472	3,004,685	21,787	2,866,035	3,740,430	(874,395)
Stockholders’ equity	4,949,653	4,267,382	682,271	4,363,634	4,781,976	(418,342)
Liabilities from discontinued operations	1,754	5,064	(3,310)	2,384	2,129,271	(2,126,887)

*	Average deposits exclude average derivatives.

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2015	2014	Variance	2015	2014	Variance
Net interest income (expense)	$362,553	$(59,381)	$421,934	$705,748	$291,790	$413,958
Provision for loan losses - non-covered loans	60,468	50,074	10,394	90,179	104,196	(14,017)
Provision for loan losses - covered loans	15,766	11,604	4,162	26,090	37,318	(11,228)
Non-interest income	140,759	62,789	77,970	255,994	158,821	97,173
Operating expenses	363,174	275,439	87,735	675,515	553,038	122,477

Income (loss) from continuing operations before income tax	63,904	(333,709)	397,613	169,958	(243,941)	413,899
Income tax (benefit) expense	(533,533)	(4,124)	(529,409)	(500,964)	19,140	(520,104)

Income (loss) from continuing operations	$597,437	$(329,585)	$927,022	$670,922	$(263,081)	$934,003

Income (loss) from discontinued operations, net of tax	15	(181,729)	181,744	1,356	(161,824)	163,180

Net income (loss)	$597,452	$(511,314)	$1,108,766	$672,278	$(424,905)	$1,097,183

Net income (loss) applicable to common stock	$596,521	$(512,245)	$1,108,766	$670,417	$(426,767)	$1,097,184

Net income (loss) from continuing operations	$5.80	$(3.21)	$9.01	$6.51	$(2.58)	$9.09
Net income (loss) from discontinued operations	$—	$(1.77)	$1.77	$0.01	$(1.57)	$1.58

Net income (loss) per Common Share – Basic	$5.80	$(4.98)	$10.78	$6.52	$(4.15)	$10.67

Net income (loss) from continuing operations	$5.79	$(3.21)	$9.00	$6.49	$(2.58)	$9.07
Net income (loss) from discontinued operations	$—	$(1.77)	$1.77	$0.01	$(1.57)	$1.58

Net income (loss) per Common Share – Diluted	$5.79	$(4.98)	$10.77	$6.50	$(4.15)	$10.65

	Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information	2015	2014	2015	2014
Common Stock Data
Market price
High	$35.45	$34.18	$35.58	$34.18
Low	28.86	28.93	28.86	25.50
End	28.86	34.18	28.86	34.18
Book value per common share at period end	47.34	40.69	47.34	40.69
Profitability Ratios
Return on assets	6.74%	(5.66)%	3.91%	(2.37)%
Return on common equity	54.93	(43.04)	31.34	(18.19)
Net interest spread (taxable equivalent) - Non-GAAP	4.60	4.65	4.62	4.65
Net interest margin (taxable equivalent) - Non-GAAP	4.80	4.94	4.83	4.94
Capitalization Ratios
Average equity to average assets	12.38%	13.31%	12.58%	13.20%
Tier I capital	15.93	19.23	15.93	19.23
Total capital	18.50	20.69	18.50	20.69
Tier 1 leverage	11.59	13.07	11.59	13.07

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

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 5-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate, when these trends are higher than the respective base loss rates. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process.

For the period ended June 30, 2015, 32% (June 30, 2014 - 28%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage and commercial multi-family loan portfolios for 2015, and in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2014.

For the period ended June 30, 2015, 19% (June 30, 2014 - 23%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer loan portfolio for 2015 and in the commercial multi-family, commercial and industrial and legacy loan portfolios for 2014.

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

During the second quarter of 2015, management completed the annual review of the components of the ALLL models. As part of this review management updated core metrics and revised certain components related to the estimation process for evaluating the adequacy of the general reserve of the allowance for loan losses. These enhancements to the ALLL methodology, which are described in the paragraphs below, were implemented as of June 30, 2015 and resulted in a net decrease to the allowance for loan losses of $ 1.9 million for the non-covered portfolio. The effect of the aforementioned enhancements was immaterial for the covered loans portfolio.

Management made the following principal enhancements to the methodology during the second quarter of 2015:

•	Increased the historical look-back period for determining the base loss rates for commercial and construction loans. The Corporation increased the look-back period for assessing historical loss trends applicable to the determination of commercial and construction loan net charge-offs from 36 months to 60 months. Given the current overall commercial and construction credit quality improvements, including lower loss trends, management concluded that a 60-month look-back period for the base loss rates aligns the Corporation’s allowance for loan losses methodology to maintain adequate loss observations in its main general reserve component.

The combined effect of the aforementioned enhancements to the base loss rates resulted in an increase to the allowance for loan losses of $19.6 million at June 30, 2015, of which $17.9 million related to the non-covered BPPR segment and $1.7 million related to the BPNA segment.

•	Annual review and recalibration of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. During the second quarter of 2015, the environmental factor models used to account for changes in current credit and macroeconomic conditions were reviewed and recalibrated based on the latest applicable trends.

The combined effect of the aforementioned recalibration and enhancements to the environmental factors adjustment resulted in a decrease to the allowance for loan losses of $21.4 million at June 30, 2015, of which $20.5 million related to the non-covered BPPR segment and $1 million related to the BPNA segment.

NET INTEREST INCOME

Net interest income on a taxable equivalent basis - Non-GAAP financial measure

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables 2 and 3 for the quarter and six months ended June 30, 2015 as compared to the same periods in 2014, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its political subdivisions and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by the Puerto Rico tax law. Under this law, the exempt interest can be deducted up to the amount of taxable income. Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and exempt sources.

Average outstanding securities balances are based on amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Excluding the discount accretion on covered loans accounted for under Subtopic ASC 310-30, the impact to interest income from these fees and amortizations for the quarter and six months ended June 30, 2015 were of $4.9 million and $6.5 million, respectively, compared with a favorable impact of $1.8 million and $3.5 million in the same periods in 2014.

Net interest income from continued operations, on a taxable equivalent basis, for the second quarter of 2015 was $382.7 million compared to $375.0 million in the same quarter of 2014; the latter excludes the accelerated amortization of TARP discount and deferred costs of $414.1 million recorded in that quarter upon the repayment of TARP funds on July 2014. Net interest margin, on a taxable equivalent basis, for the second quarter of 2015 was 4.80% compared to 4.94% in the same quarter of 2014, a decrease of 14 basis points. The acquisition of $1.7 billion in loans and the assumption of $2.2 billion of deposits from Doral in February 27, 2015 impacts most of the interest income and expense lines. The Doral Bank Transaction added approximately $27.1 million in net interest income for the second quarter of 2015. This portfolio contributed an approximate 9 basis points to the Corporation’s overall margin in the quarter primarily driven by $1.8 billion in average earning assets with a yield of 6.40%.

The most important variances were:

•	Increase of $20.7 million in interest income from non-covered loans is mostly due to an increase of $1.3 billion in average volume of loans which accounted for $17.0 million of the increase, mainly attributed to the Doral Bank Transaction. Also contributing to this variance in interest income is $3.7 million related to improved yield in the non-covered loans commercial and mortgage loan portfolios. The increase in income from commercial loans is mainly attributed to growth in the U.S. operations.

•	Decrease of $19.0 million in interest expense mainly related to the repayment of TARP funds, at the beginning of the third quarter of 2014, and the refinancing of $638 million in structured repos during the third quarter of 2014 with a cost of 4.41% as part of the reorganization of the U.S. operations.

These positive variances were partially offset by:

•	A decrease in interest income from the covered portfolio of $27.6 million driven by lower balances due to the normal portfolio run-off and loans resolutions.

•	Lower interest income from investment and trading securities by $2.8 million and $2.4 million, respectively due to lower volume and reinvestments of cash flows in lower yielding assets.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Quarters ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2015	2014	Variance	2015	2014	Variance		2015	2014	Variance	Rate	Volume
($ in millions)							(In thousands)

$2,530	$1,378	$1,152	0.29%	0.33%	(0.04)%	Money market investments	$1,845	$1,131	$714	$33	$681
5,812	6,028	(216)	2.66	2.75	(0.09)	Investment securities	38,591	41,376	(2,785)	(1,703)	(1,082)
233	433	(200)	6.25	5.59	0.66	Trading securities	3,635	6,024	(2,389)	650	(3,039)

8,575	7,839	736	2.06	2.48	(0.42)	Total money market, investment and trading securities	44,071	48,531	(4,460)	(1,020)	(3,440)

						Loans:
8,776	8,446	330	5.19	5.08	0.11	Commercial	113,515	107,041	6,474	2,229	4,245
682	175	507	6.02	5.55	0.47	Construction	10,247	2,416	7,831	226	7,605
583	546	37	6.93	7.43	(0.50)	Leasing	10,100	10,151	(51)	(710)	659
7,175	6,691	484	5.44	5.34	0.10	Mortgage	97,561	89,314	8,247	1,698	6,549
3,823	3,894	(71)	10.45	10.44	0.01	Consumer	99,587	101,350	(1,763)	242	(2,005)

21,039	19,752	1,287	6.30	6.30	—	Sub-total loans	331,010	310,272	20,738	3,685	17,053
2,350	2,811	(461)	9.44	11.83	(2.39)	Covered loans	55,335	82,975	(27,640)	(14,933)	(12,707)

23,389	22,563	826	6.62	6.99	(0.37)	Total loans	386,345	393,247	(6,902)	(11,248)	4,346

$31,964	$30,402	$1,562	5.40%	5.82%	(0.42)%	Total earning assets	$430,416	$441,778	$(11,362)	$(12,268)	$906

						Interest bearing deposits:
$5,507	$4,897	$610	0.36%	0.32%	0.04%	NOW and money market [1]	$4,911	$3,847	$1,064	$566	$498
7,040	6,713	327	0.23	0.22	0.01	Savings	4,102	3,628	474	282	192
8,530	7,709	821	0.81	0.98	(0.17)	Time deposits	17,245	18,748	(1,503)	(2,925)	1,422

21,077	19,319	1,758	0.50	0.54	(0.04)	Total deposits	26,258	26,223	35	(2,077)	2,112

1,052	2,099	(1,047)	0.71	1.70	(0.99)	Short-term borrowings [3]	1,864	8,892	(7,028)	(3,789)	(3,239)
—	536	(536)	—	15.92	(15.92)	TARP funds [2]	—	21,342	(21,342)	—	(21,342)
1,803	979	824	4.36	4.21	0.15	Other medium and long-term debt [3]	19,626	10,306	9,320	7,538	1,782

23,932	22,933	999	0.80	1.17	(0.37)	Total interest bearing liabilities	47,748	66,763	(19,015)	1,672	(20,687)

6,247	5,451	796				Non-interest bearing demand deposits
1,785	2,018	(233)				Other sources of funds

$31,964	$30,402	$1,562	0.60%	0.88%	(0.28)%	Total source of funds	47,748	66,763	(19,015)	1,672	(20,687)

			4.80%	4.94%	(0.14)%	Net interest margin

						Net interest income on a taxable equivalent basis	382,668	375,015	7,653	$(13,940)	$21,593
			4.60%	4.65%	(0.05)%	Net interest spread

						Accelerated amortization TARP discount and related deffered costs	—	414,068	(414,068)
						Taxable equivalent adjustment	20,115	20,328	(213)

						Net interest income	$362,553	$(59,381)	$421,934

				(0.51)%		Net interest margin including accelerated amortization of TARP discount and related costs

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures.
[3]	Cost of borrowings excludes the impact of the accelerated amortization. Total cost of borrowings for the second quarter of 2014 including the accelerated amortization of TARP discount would have been 50.31%.

Net interest income from continuing operations on a taxable equivalent basis for the six-month period ended June 30, 2015 was $746.9 million compared to $744.3 million net interest income in the same period in 2014, excluding the impact of $414.1 million interest expense that resulted from the accelerated amortization of TARP funds discount and deferred costs as mentioned above. The decrease in interest expense of $39.9 million is the most significant variance in the results and is mainly the result of $39 million lower interest expense from borrowed money mainly related to the repayment of TARP funds and structured repos as mentioned above, partially offset by the issuance in July, 2014, of $450 million in senior notes at 7%, which were used to partially fund the repayment of TARP.

On the negative side the decrease in interest income from loans of $27.2 million is mainly related to lower income from the covered portfolio by $51.3 million due to both a lower volume and a lower yield that resulted from the recasting process, partially offset by the higher volume of non-covered loans that resulted from the Doral Bank Transaction.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Six months ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2015	2014	Variance	2015	2014	Variance		2015	2014	Variance	Rate	Volume
(In millions)							(In thousands)

$2,232	$1,347	$885	0.30%	0.32%	(0.02)%	Money market investments	$3,291	$2,104	$1,187	$158	$1,029
5,724	5,933	(209)	2.67	2.78	(0.11)	Investment securities	76,234	82,493	(6,259)	(2,218)	(4,041)
217	423	(206)	6.49	5.73	0.76	Trading securities	6,979	12,022	(5,043)	1,428	(6,471)

8,173	7,703	470	2.12	2.51	(0.39)	Total money market, investment and trading securities	86,504	96,619	(10,115)	(632)	(9,483)

						Loans:
8,581	8,467	114	5.18	5.05	0.13	Commercial	220,402	212,172	8,230	5,333	2,897
559	180	379	5.89	8.11	(2.22)	Construction	16,324	7,252	9,072	(2,468)	11,540
576	545	31	6.97	7.50	(0.53)	Leasing	20,074	20,455	(381)	(1,504)	1,123
6,955	6,691	264	5.39	5.39	—	Mortgage	187,602	180,497	7,105	(12)	7,117
3,834	3,828	6	10.41	10.42	(0.01)	Consumer	197,837	197,783	54	530	(476)

20,505	19,711	794	6.30	6.31	(0.01)	Sub-total loans	642,239	618,159	24,080	1,879	22,201
2,445	2,872	(427)	9.29	11.50	(2.21)	Covered loans	112,765	164,073	(51,308)	(29,397)	(21,911)

22,950	22,583	367	6.62	6.97	(0.35)	Total loans	755,004	782,232	(27,228)	(27,518)	290

$31,123	$30,286	$837	5.44%	5.83%	(0.39)%	Total earning assets	$841,508	$878,851	$(37,343)	$(28,150)	$(9,193)

						Interest bearing deposits:
$5,246	$4,817	$429	0.35%	0.32%	0.03%	NOW and money market [1]	$9,130	$7,625	$1,505	$882	$623
6,966	6,702	264	0.23	0.22	0.01	Savings	8,026	7,187	839	554	285
8,141	7,624	517	0.87	1.01	(0.14)	Time deposits	34,966	38,269	(3,303)	(4,550)	1,247

20,353	19,143	1,210	0.52	0.56	(0.04)	Total deposits	52,122	53,081	(959)	(3,114)	2,155

1,083	2,201	(1,118)	0.67	1.64	(0.97)	Short-term borrowings [3]	3,597	17,932	(14,335)	(7,757)	(6,578)
—	534	(534)	—	15.98	(15.98)	TARP funds [2]	—	42,673	(42,673)	—	(42,673)
1,783	1,005	778	4.37	4.16	0.21	Other medium and long-term debt [3]	38,908	20,865	18,043	14,957	3,086

23,219	22,883	336	0.82	1.18	(0.36)	Total interest bearing liabilities	94,627	134,551	(39,924)	4,086	(44,010)

6,106	5,517	589				Non-interest bearing demand deposits
1,798	1,886	(88)				Other sources of funds

$31,123	$30,286	$837	0.61%	0.89%	(0.28)%	Total source of funds	94,627	134,551	(39,924)	4,086	(44,010)

			4.83%	4.94%	(0.11)%	Net interest margin/ income on a taxable equivalent basis	746,881	744,300	2,581	$(32,236)	$34,817

			4.62%	4.65%	(0.03)%	Net interest spread

						Accelerated amortization of TARP discount and related deferred costs	—	414,068	(414,068)
						Taxable equivalent adjustment	41,133	38,442	2,691

						Net interest income	$705,748	$291,790	$413,958

				2.20%		Net interest margin including accelerated amortization of TARP discount and related costs

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures.
[3]	Cost of borrowings excludes the impact of the accelerated amortization. Total cost of borrowings for the six months ended June 30, 2014 including the accelerated amortization of TARP discount would have been 26.51%.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $76.2 million for the quarter ended June 30, 2015, compared to $61.7 million for the quarter ended June 30, 2014, an increase of $14.5 million.

The provision for loan losses for the non-covered loan portfolio totaled $60.5 million, compared to $50.1 million for the same quarter in 2014, an increase of $10.4 million, mostly reflecting a higher reserve release in the BPNA segment in the second quarter of 2014. In addition, during the second quarter of 2015, management completed the annual review of the components of the ALLL models. These enhancements were implemented as of June 30, 2015 and resulted in a net decrease to the allowance for loan losses of $1.9 million for the non-covered portfolio, compared to a reserve release of $18.7 million during the second quarter of 2014. Net charge-offs, excluding write-downs, remained flat at $46.4 million when compared with the same quarter in 2014. Refer to the Critical Accounting Policies section of this MD&A for further details of these revisions.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment decreased by $14.3 million, as the second quarter of 2014 included the effects of environmental factors to account for the macroeconomic conditions in Puerto Rico and the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships. These increases were partially offset by a $14.9 million reserve release as part of the annual recalibration and enhancements to the allowance for loan losses methodology during the second quarter of 2014. For the quarter ended June 30, 2015, the review of the ALLL methodology resulted in a net decrease of $2.6 million. The aggregate write-down on loans transferred to held-for-sale during the quarter was of approximately $30.0 million, of which $29.0 million was previously reserved having minimal impact on provision. Refer to the Critical Accounting Policies section of this MD&A for further details of these revisions.

The provision for loan losses for the BPNA segment was a provision release of $61 thousand, compared to a release of $24.7 million for the same quarter in 2014. The annual review of the ALLL methodology resulted in a net increase of approximately $0.7 million, compared to a $3.8 million reserve release in the same quarter in 2014. Refer to the Critical Accounting Policies section of this MD&A for further details of these revisions.

The provision for covered loan portfolio totaled $15.8 million in the second quarter of 2015, compared to $11.6 million for the same quarter in 2014, increasing by $4.2 million. The second quarter of 2014 included a $0.8 million increase as part of the annual recalibration and enhancements of the ALLL models. In the second quarter of 2015, the effect of the aforementioned enhancements was immaterial for the covered loans portfolio. Overall expected loss estimates for pools accounted for under ASC Subtopic 310-30 continue to be lower than originally estimated.

For the six months ended June 30, 2015, the Corporation’s total provision for loan losses totaled $116.3 million, compared with $141.5 million for the same period in 2014, decreasing by $25.2 million mostly driven by lower provision in the BPPR segment. The results for the six months ended June 30, 2015 include a $1.9 million reserve release as part of the annual recalibration and enhancements of the ALLL models, compared to a reserve release of $17.9 million for the same period of 2014.

For the six months period ended June 30, 2015, the provision for loan losses for the non-covered loan portfolio decreased by $14.0 million when compared to the same period of 2014. The provision for the BPPR segment decreased by $36.3 million, since the second quarter of 2014 included the impact of environmental factors to account for the macroeconomic conditions in Puerto Rico and the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships, as stated above, combined with lower charge-offs during the same period in 2015 by $7.4 million. The provision for the BPNA segment increased by $22.3 million primarily due to higher reserve releases during the six month period ended June 30, 2014.

The provision for the covered portfolio was $26.1 million for the six month period ended June 30, 2015, compared to $37.3 million for same period of last year. This decrease was mainly due to lower impairment losses on commercial loan pools accounted for under ASC 310-30.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and six months ended June 30, 2015 and 2014.

Table 4 - Non-Interest Income

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Service charges on deposit accounts	$40,138	$39,237	$901	$79,155	$78,596	$559

Other service fees:

Debit card fees	11,995	11,000	995	23,120	21,544	1,576

Insurance fees	13,606	12,406	1,200	25,647	24,125	1,522

Credit card fees	17,611	16,985	626	33,760	33,068	692

Sale and administration of investment products	6,601	7,456	(855)	12,531	13,913	(1,382)

Trust fees	4,914	4,566	348	9,516	9,029	487

Other fees	4,694	4,055	639	8,473	7,607	866

Total other service fees	59,421	56,468	2,953	113,047	109,286	3,761

Mortgage banking activities	21,325	3,788	17,537	34,177	7,466	26,711

Net gain and valuation adjustments of investment securities	5	—	5	5	—	5
Other-than-temporary impairment losses on investment securities	(14,445)	—	(14,445)	(14,445)	—	(14,445)

Trading account (loss) profit	(3,108)	1,055	(4,163)	(2,694)	3,032	(5,726)
Net gain on sale of loans, including valuation adjustment on loans held-for-sale	681	9,659	(8,978)	602	14,052	(13,450)

Adjustment (expense) to indemnity reserves on loans sold	419	(7,454)	7,873	(4,107)	(17,801)	13,694

FDIC loss share income (expense)	19,075	(55,261)	74,336	23,214	(79,467)	102,681

Other operating income	17,248	15,297	1,951	27,040	43,657	(16,617)

Total non-interest income	$140,759	$62,789	$77,970	$255,994	$158,821	$97,173

Table 5 - Mortgage Banking Activities

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$14,689	$10,558	$4,131	$26,937	$21,306	$5,631
Mortgage servicing rights fair value adjustments	(1,917)	(7,740)	5,823	(6,846)	(15,836)	8,990

Total mortgage servicing fees, net of fair value adjustments	12,772	2,818	9,954	20,091	5,470	14,621

Net gain on sale of loans, including valuation on loans held-for-sale	8,022	8,189	(167)	15,302	15,365	(63)

Trading account profit (loss):
Unrealized gains (losses) on outstanding derivative positions	42	22	20	59	(738)	797
Realized gains (losses) on closed derivative positions	489	(7,241)	7,730	(1,275)	(12,631)	11,356

Total trading account profit (loss)	531	(7,219)	7,750	(1,216)	(13,369)	12,153

Total mortgage banking activities	$21,325	$3,788	$17,537	$34,177	$7,466	$26,711

Non-interest income increased by $78.0 million during the quarter ended June 30, 2015, compared with the same quarter of the previous year. Excluding the impact of the significant events detailed in Tables 61 to 63 Adjusted Results (Non-GAAP), non-interest income increased $84.8 million. The increase in adjusted non-interest income was principally due to:

•	Positive variance in the FDIC loss share income (expense) of $67.7 million, excluding the impact of $17.6 million in mirror accounting for reimbursable expenses related to the bulk sale of OREO and the $10.9 million adjustment to the FDIC indemnification asset, driven by lower amortization of the indemnification asset and higher mirror accounting on reimbursable expenses. Refer to Table 6 for a breakdown of FDIC loss share income (expenses) by major categories;

•	Positive variance in the adjustments to indemnity reserves by $7.9 million due to lower provision for loans previously sold due to decreased reps and warrants repurchase activity and the overaccrual reversal of $1.8 million reserve established during the quarter ended March 31, 2013 for certain specific representation and warranties made in connection with BPPR’s bulk sale of commercial and construction loans, and commercial single and single family real estate owned; and

•	Higher mortgage banking activities revenues by $17.5 million mostly at BPPR segment due to higher mortgage servicing fees of $4.1 million due to a higher servicing portfolio, a favorable variance in the valuation adjustment on mortgage servicing rights of $5.8 million and a positive variance of $7.7 million in realized gains/(losses) on closed derivative positions. Refer to Table 5 for details of mortgage banking activities.

These favorable variances were partially offset by:

•	Unfavorable variance in trading account of $4.2 million due to higher unrealized losses on MBS outstanding; and a

•	Negative variance in net gains (loss) on sale of loans by $9.0 million principally at the BPNA segment due to gains realized from individual commercial loan sales during 2014.

The results for the second quarter of 2015 include an other-than-temporary impairment charge on the portfolio of Puerto Rico government investment securities available-for-sale of $14.4 million. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s recent announcements regarding its ability to pay its debt and its intention to pursue a comprehensive debt restructuring, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other-than-temporary.

For the six months ended June 30, 2015, non-interest income increased by $97.2 million, compared with the same period of the previous year. Excluding the impact of the significant events detailed in Tables 64 to 66 Adjusted Results (Non-GAAP), non-interest income increased $102.9 million. The increase in adjusted non-interest income was principally due to:

•	Positive variance in the FDIC loss share income (expense) of $96.0 million, excluding the significant events described above, mostly driven by lower amortization of the indemnification asset and higher mirror accounting on reimbursable expenses. Refer to Table 6 for a breakdown of FDIC loss share income (expenses) by major categories;

•	Positive variance in the adjustments to indemnity reserves by $13.7 million mainly due to lower provision for loans previously sold due to decreased reps and warrants repurchase activity, and the overaccrual reversal during the six month period ending June 30, 2015 of $5.0 million related to the reserve established in connection with BPPR’s bulk sale, as described above; and

•	Higher mortgage banking activities revenues by $26.7 million mostly at BPPR segment due to higher mortgage servicing fees of $5.6 million due to a higher servicing portfolio, a favorable variance in the valuation adjustment on mortgage servicing rights of $9.0 million and a positive variance of $11.4 million in realized gains/(losses) on closed derivative positions. Refer to Table 5 for details of mortgage banking activities.

These favorable variances were partially offset by:

•	Unfavorable variance in trading account of $5.7 million due to higher unrealized losses on MBS outstanding;

•	Negative variance in net gains (loss) on sale of loans by $13.5 million principally at the BPNA segment due to gains realized from individual commercial loan sales during 2014; and

•	Lower other operating income by $18.7 million principally due to lower aggregated net earnings from investments accounted under the equity method by $14.5 million, including a net gain of $6.5 million recorded during the first quarter of 2014 as a result of the acquisition of another financial institution completed by Centro Financiero BHD, the Corporation’s equity method investee based in the Dominican Republic.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters and six months period ended June 30, 2015 and 2014.

Table 6 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Interest income on covered loans	$55,335	$82,975	$(27,640)	$112,766	$164,073	$(51,307)

FDIC loss share income (expense) :
Amortization of loss share indemnification asset	(31,065)	(72,095)	41,030	(58,381)	(121,041)	62,660
80% mirror accounting on credit impairment losses[1]	7,647	10,372	(2,725)	15,893	25,462	(9,569)
80% mirror accounting on reimbursable expenses	42,730	11,085	31,645	64,275	23,830	40,445
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(5,203)	(3,557)	(1,646)	(7,822)	(7,949)	127
Change in true-up payment obligation	3,672	(1,206)	4,878	7,836	(38)	7,874
Other	1,294	140	1,154	1,413	269	1,144

Total FDIC loss share income (expense)	19,075	(55,261)	74,336	23,214	(79,467)	102,681

Total revenues	74,410	27,714	46,696	135,980	84,606	51,374

Provision for loan losses	15,766	11,604	4,162	26,090	37,318	(11,228)

Total revenues less provision for loan losses	$58,644	$16,110	$42,534	$109,890	$47,288	$62,602

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended June 30,			Six months ended June 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Covered loans	$2,350	$2,811	$(461)	$2,444	$2,872	$(428)
FDIC loss share asset	391	792	(401)	410	846	(436)

Operating Expenses

Refer to Table 7 for a breakdown of operating expenses by major categories. Operating expenses increased by $87.7 million during the quarter ended June 30, 2015, compared with the same quarter of the previous year. Excluding the impact of certain transactions, as detailed in Tables 60 through 62, operating expenses increased by $51.4 million due mainly to the following factors:

•	Higher OREO expenses by $19.4 million mainly as a result of higher write-downs on commercial, construction and mortgage properties by $10.4 million and higher loss on sales by $7.0 million;

•	Higher personnel cost by $18.0 million mostly related to an increase in share based compensation by $6.0 million attributed to the accounting treatment of awards granted during the quarter, higher incentives, full quarter’s expense of the employees retained from the Doral Bank Transaction and higher pension cost at BPPR related to adjustments to the mortality table and discount rate used for actuarial assumptions;

•	Higher other general operating expenses by $9.3 million mainly due to property tax payments at BPPR by $6.0 million, most of which was related to loss sharing expense reimbursable by the FDIC. These payments were made under a general amnesty provision provided by the government;

•	Higher professional fees by $6.5 million due to higher programming, processing and other technology services.

Operating expenses decreased by $122.5 million for the six months ended June 30, 2015, when compared to the same period in 2014. Excluding the impact of certain transactions, as detailed in Tables 63 through 65; operating expenses increased by $65.3 million due mainly to the following factors:

•	Higher OREO expenses by $36.1 million due to higher write-down of commercial properties by $20.3 million and higher loss on sales by $13.1 million;

•	Higher personnel cost by $27.7 million mostly related to higher salaries and incentive compensation, higher share based compensation and higher pension cost at BPPR related to adjustments to the mortality table and discount rate used for actuarial assumptions;

•	Higher professional fees by $8.1 million mainly due to higher programming, processing and other technology services and higher legal expenses related to the FDIC arbitration proceedings.

These increases were partially offset by:

•	Lower other taxes by $7.5 million due to elimination of the Puerto Rico gross revenue tax and lower municipal license tax.

Table 7 - Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Personnel costs:
Salaries	$76,453	$69,149	$7,304	$148,847	$138,187	$10,660
Commissions, incentives and other bonuses	24,214	12,862	11,352	42,672	25,961	16,711
Pension, postretirement and medical insurance	9,075	7,532	1,543	21,088	16,233	4,855
Other personnel costs, including payroll taxes	11,235	9,557	1,678	24,828	23,020	1,808

Total personnel costs	120,977	99,100	21,877	237,435	203,401	34,034

Net occupancy expenses	23,286	20,267	3,019	44,995	41,627	3,368
Equipment expenses	15,925	12,044	3,881	29,336	23,456	5,880
Other taxes	11,113	13,543	(2,430)	19,687	27,206	(7,519)
Professional fees:
Collections, appraisals and other credit related fees	7,688	6,652	1,036	13,611	12,972	639
Programming, processing and other technology services	49,405	43,533	5,872	94,566	86,218	8,348
Other professional fees	21,356	16,839	4,517	45,800	34,833	10,967

Total professional fees	78,449	67,024	11,425	153,977	134,023	19,954

Communications	6,153	6,425	(272)	12,329	13,110	(781)
Business promotion	13,776	16,038	(2,262)	24,589	27,424	(2,835)
FDIC deposit insurance	8,542	10,480	(1,938)	14,940	21,458	(6,518)
Other real estate owned (OREO) expenses	44,816	3,410	41,406	67,885	9,850	58,035
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,762	5,640	122	10,583	10,836	(253)
Transportation and travel	1,887	1,586	301	3,626	3,176	450
Printing and supplies	1,059	955	104	1,878	1,645	233
Operational losses	2,674	1,945	729	5,924	7,480	(1,556)
All other	19,700	10,383	9,317	26,419	19,721	6,698

Total other operating expenses	31,082	20,509	10,573	48,430	42,858	5,572

Amortization of intangibles	2,881	2,025	856	4,985	4,051	934
Restructuring costs	6,174	4,574	1,600	16,927	4,574	12,353

Total operating expenses	$363,174	$275,439	$87,735	$675,515	$553,038	$122,477

INCOME TAXES

Income tax benefit amounted to $533.5 million for the quarter ended June 30, 2015, compared with an income tax benefit of $4.1 million for the same quarter of 2014. The increase in income tax benefit was primarily due to a tax benefit of $544.9 million recorded during the second quarter of 2015 as a result of the partial reversal of the valuation allowance on the Corporation’s deferred tax asset from the U.S. operations. This positive variance was partially offset by a tax benefit of $23.4 million recorded during the second quarter of 2014 as a result of a closing agreement entered into the Corporation and the PR Treasury. The Agreement among other matters was related to the income tax treatment of certain charge-offs related to the loans acquired from Westernbank as part of the FDIC assisted transaction in the year 2010.

During the quarter ended June 30, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, amounting to $1.2 billion and comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The recent historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of June 30, 2015 the U.S. operations are not in a three year loss cumulative position, taking into account taxable income exclusive of reversing temporary differences. All of these factor led management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

The components of income tax expense for the quarters ended June 30, 2015 and 2014 are included in the following table:

Table 8 – Components of Income Tax (Benefit) Expense

	Quarters ended
	June 30, 2015		June 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$24,923	39%	$(130,147)	39%
Net benefit of tax exempt interest income	(13,590)	(21)	(13,558)	4
Deferred tax asset valuation allowance	(542,706)	(849)	(7,211)	2
Non-deductible expenses	—	—	169,810	(50)
Difference in tax rates due to multiple jurisdictions	(3,094)	(5)	(4,293)	1
Effect of income subject to preferential tax rate[1]	593	1	(20,833)	6
Others	341	1	2,108	(1)

Income tax (benefit) expense	$(533,533)	(834)%	$(4,124)	1%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Income tax benefit amounted to $501.0 million for the six months ended June 30, 2015, compared with an income tax expense of $19.1 million for the same quarter of 2014. The increase in income tax benefit was related to the above mentioned partial release of the valuation allowance on the deferred tax asset from the U.S. operations, partially offset by the impact of the Closing Agreement with the P.R. Treasury, signed in June 2014.

Table 9 – Components of Income Tax (Benefit) Expense – Year-to-Date

	Six months ended
	June 30, 2015		June 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax (benefit) expense at statutory rates	$66,283	39%	$(95,138)	39%
Net benefit of tax exempt interest income	(27,283)	(16)	(24,944)	10
Deferred tax asset valuation allowance	(537,067)	(316)	(14,183)	6
Non-deductible expenses	—	—	178,129	(73)
Difference in tax rates due to multiple jurisdictions	(4,703)	(3)	(10,488)	4
Effect of income subject to preferential tax rate[1]	(1,878)	(1)	(18,555)	8
Others	3,684	2	4,319	(2)

Income tax (benefit) expense	$(500,964)	(295)%	$19,140	(8)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Refer to Note 36 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of June 30, 2015.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 4 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations in the second quarter of 2014, and the assets and liabilities of these regions were subsequently sold during the third and fourth quarters of 2014.

As indicated in Note 5 to the consolidated financial statements, Business Combination, on February 27, 2015, Banco Popular de Puerto Rico, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits of Doral Bank from the FDIC as receiver. The financial results for the first and second quarters of 2015 of both reportable segments include the results from the operations acquired as part of the Doral Bank Transaction.

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

The Corporate group reported a net loss of $19.2 million for the quarter ended June 30, 2015, compared with a net loss of $451.4 million for the quarter ended June 30, 2014. The favorable variance was mostly due to the accelerated amortization recorded in the second quarter of 2014 of $414.1 million of the discount and deferred costs associated with the TARP funds, which were repaid in July 2, 2014.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $55.9 million for the quarter ended June 30, 2015, compared with a net income of $71.3 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	lower net interest income by $18.0 million mostly due to:

•	a decrease of $16.6 million, or 42 basis points in income from loans, mostly from the covered loans portfolio by $27.6 million due to lower yields by 240 basis points and lower average balances by $461 million as part of the normal portfolio run-off and loan resolutions, partially offset by an increase of $11.0 million in income from mortgage loans mostly due to higher average balances by $709 million, mainly from the portfolio acquired as part of the Doral Bank Transaction;

•	a decrease of $2.3 million in income from trading account securities due mainly to lower average balances by $200 million; and

•	an increase of $1.0 million in interest expense from long term debt due mostly to higher average balances by $396 million.

partially offset by:

•	an increase of $1.3 million in income from investment securities mostly due to higher average balances by $351 million, partially offset by lower yields by 6 basis points.

The net interest margin was 4.92% for the quarter ended June 30, 2015, compared to 5.50% for the same period in 2014.

•	lower provision for loan losses by $10.4 million, driven by a decrease of $14.5 million from the non-covered portfolio as the second quarter of 2014 included the effects of environmental factors to account for the macroeconomic conditions in Puerto Rico and the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships, while for the quarter ended June 30, 2015, the review of the ALLL methodology resulted in a net decrease of $2.6 million. The decrease from the non-covered portfolio was partially offset by an increase of $4.2 million in the covered loans portfolio due to higher credit impairment losses;

•	higher non-interest income by $87.2 million mainly due to:

•	positive variance in the FDIC loss share income (expense) of $74.3 million driven by lower amortization of the indemnification asset and higher mirror accounting on reimbursable expenses. Refer to Table 6 for a breakdown of FDIC loss share income (expenses) by major categories;

•	higher mortgage banking activities revenues by $17.6 million mainly due to higher mortgage servicing fees of $4.1 million, a favorable variance in the valuation adjustment on mortgage servicing rights of $5.8 million and a positive variance of $7.7 million in realized gains/(losses) on closed derivative positions. Refer to Table 5 for details of mortgage banking activities; and

•	positive variance in the adjustments to indemnity reserves on loans sold by $9.8 million due to lower provision for loans previously sold due to decreased representations and warrants repurchase activity and the reversal of $1.8 million of a reserve established during the quarter ended March 31, 2013 for certain specific representation and warranties made in connection with the bulk sale of commercial and construction loans, and commercial single and single family real estate owned;

partially offset by:

•	an other than temporary impairment charge of $14.4 million recorded on Puerto Rico government investment securities available-for-sale.

•	higher operating expenses by $69.7 million mainly due to:

•	higher OREO expenses by $37.2 million due to due to higher write-downs of commercial properties by $10.7 and higher losses on sales by $22.8 million;

•	higher personnel costs by $14.8 million mostly due to an increase in salaries of $11.4 million, of which $4.1 are related to retained employees from the Doral Bank Transaction, and an increase in pension and other benefits of $3.4 million;

•	higher professional fees by $10.5 million largely due to costs incurred as part of the Doral Bank Transaction; and

•	higher other operating expenses by $7.2 million largely due to property tax payments of $6.0 million, most of which was related to loss sharing expense reimbursable by the FDIC. These payments were made under a general amnesty provision provided by the government.

•	higher income tax expense of $25.3 million due to mainly to the $23.4 million benefit recognized during the second quarter of 2014 in connection with a Closing Agreement with the Puerto Rico Department of Treasury.

Net income for the six months ended June 30, 2015 amounted to $146.7 million, compared to $136.3 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	lower net interest income by $39.3 million, or 55 basis points, mostly due to:

•	a decrease of $36.0 million in income from loans, mostly from the covered loans portfolio by $51.3 million due to lower yields by 222 basis points and lower average balances by $428 million as part of the normal portfolio run-off and loan resolutions, partially offset by an increase of $12.7 million in income from mortgage loans mostly due to higher average balances by $484 million, mainly from the portfolio acquired as part of the Doral Bank Transaction;

•	a decrease of $4.9 million in income from trading account securities due mainly to lower average balances by $207 million; and

•	an increase in interest expense on long term debt of $1.4 million due higher average balances by $346 million.

Partially offsetting the unfavorable variances in net interest income was an increase of $1.2 million in interest income from money markets due to higher average balances by $865 million, and lower interest expense from short-term borrowings by $1.1 million due to lower average balances by $1.1 billion. The net interest margin was 4.95% for the six months ended June 30, 2015, compared to 5.50% for the same period in 2014;

•	lower provision for loan losses by $48.0 million, or 29%, mostly due to the decrease in the provision for loan losses on the non-covered loan portfolio of $36.7 million, since the second quarter of 2014 included the impact of environmental factors to account for the macroeconomic conditions in Puerto Rico and the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships, as stated above; and

•	higher non-interest income by $122.7 million, or 115%, mainly due to:

•	favorable variance in FDIC loss share income (expense) by $102.7 million mainly driven by lower amortization of the indemnification asset and higher mirror accounting on reimbursable expenses;

•	higher income from mortgage banking activities by $26.9 million mainly due to higher mortgage servicing fees of $5.6 million, a favorable variance in the valuation adjustment on mortgage servicing rights of $9.0 million and a positive variance of $12.2 million in realized gains/(losses) on closed derivative positions; and

•	positive variance in adjustments to indemnity reserves by $15.5 million mainly due to lower provision for loans previously sold due to decreased representations and warrants repurchase activity, and the reversal during the six month period ending June 30, 2015 of $5.0 million of a reserve established in connection with a bulk sale, as described above.

The positive variances in non-interest income detailed above were partially offset by:

•	an other than temporary impairment charge of $14.4 million recorded on Puerto Rico government investment securities available- for- sale; and

•	lower other operating income by $7.1 million due to a decrease of $5.9 million in net earnings from the equity investment in PR Asset Portfolio 2013.

•	Higher operating expenses by $88.2 million, or 20%, mainly due to:

•	higher OREO expenses by $49.9 million due to higher write-downs of commercial properties by $19.1 million and higher loss on sales by $28.1 million;

•	higher personnel costs by $24.6 million due mostly to higher salaries and incentive compensation, higher share based compensation and higher pension costs related to adjustments recorded during the first quarter of 2015 to the mortality table and discount rate used for actuarial assumptions;

•	higher professional fees by $17.0 million due to higher programming, processing and other technology services and higher legal expenses related to the FDIC arbitration proceedings.

Partially offset by:

•	lower FDIC deposit insurance by $6.6 million resulting from improvements in assets quality and earnings trends; and

•	lower other operating taxes by $6.4 million due to elimination of the Puerto Rico gross revenue tax and lower municipal license tax.

•	Higher income tax expense by $32.8 million due mostly to the $23.4 million benefit recognized during the second quarter of 2014 in connection with a Closing Agreement with the Puerto Rico Department of Treasury and higher taxable income in the second quarter of 2015.

Banco Popular North America

For the quarter ended June 30, 2015, the reportable segment of Banco Popular North America reported net income from continuing operations of $561.0 million, compared with a net income $50.9 million for the same quarter of the previous year mainly due to impact of the partial reversal of the valuation allowance of the deferred tax asset of $544.9 million. Other factors that contributed to the variance in the financial results included the following:

•	net interest income improved by $13.2 million, mainly due to higher interest income from loans by $9.8 million, mostly due to income from loans acquired as part of the Doral Bank Transaction, and lower interest expense from repos by $7.1 million as BPNA refinanced during the third quarter of 2014 approximately $638 million in long term structured repos with a yield of 4.41% and replaced them with lower cost short-term repos of a similar amount, partially offset by lower interest income from MBS and CMOs by $4.0 million due to portfolio sales in 2014 following the sale of the regions classified as discontinued operations in 2014. Net interest margin was 4.03% compared to 3.25% for the same quarter of the previous year;

•	higher provision for loan losses by $24.7 million mainly due to higher releases during the second quarter of 2014;

•	lower non-interest income by $12.5 million, mostly due an unfavorable variance in net gains (losses) on sale of loans of $9.8 million due to lower volume of sales of non-performing commercial loans, and higher provision for indemnity reserves by $2.0 million; and

•	higher operating expenses by $10.7 million, mainly due to higher OREO expenses by $4.3 million due mostly to an unfavorable variance of $4.4 million on losses on sales of OREO, restructuring costs of $1.6 million incurred during the second quarter of 2015, higher personnel costs by $1.5 million mainly due to additional personnel retained as part of the Doral Bank Transaction, and higher net occupancy costs by $1.4 million due in part to the Doral Bank Transaction;

•	favorable variance in income tax expense (benefit) by $544.7 million largely due to partial reversal of the valuation allowance of the deferred tax asset of $544.9 million.

Net income from continuing operations for the six months ended June 30, 2015 amounted to $564.3 million, compared to $72.0 million for the same period of the previous year, largely due to the previously mentioned partial reversal of the valuation allowance of the deferred tax asset of $544.9 million. Other factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $13.9 million, or 61 basis points, mainly impacted by lower interest expense from short-term borrowings by $13.9 million due to lower yields by 392 basis points and lower average balances by $521 million due to the above mentioned refinancing of structured repos, and higher interest income from loans by $7.2 million due mostly to income related to the loans acquired during 2015 as part of the Doral Bank Transaction, partially offset by lower income from investment securities by $8.1 million due to lower average balances by $574 million. The BPNA reportable segment’s net interest margin was 3.94% for the six months ended June 30, 2015, compared with 3.33% for the same period in 2014;

•	unfavorable variance in the provision for loan losses by $22.3 million, principally as a result of higher reserve releases during the six month period ended June 30, 2014;

•	lower non-interest income by $16.9 million, mostly due to lower gains on sale of loans by $14.2 million related to a lower volume of sales of non-performing commercial loans; and lower adjustments for indemnity reserves of $1.8 million;

•	higher operating expenses by $27.0 million mostly due to a $12.4 million increase in restructuring charges related to the reorganization of BPNA, higher OREO expenses by $8.2 million mostly due to lower gains on sales of OREO by $4.2 million and higher write-downs by $3.6 million, and higher professional fees by $3.6 million mostly associated with the Doral Bank Transaction; and

•	favorable variance in income tax expense (benefit) by $544.6 million largely due to partial reversal of the valuation allowance of the deferred tax asset of $544.9 million.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.8 billion at June 30, 2015 and $33.1 billion at December 31, 2014. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $3.2 billion at June 30, 2015, compared to $1.8 billion at December 31, 2014. The increase in liquidity was at BPPR by $1.3 billion and BPNA by $87 million.

Trading account securities amounted to $142 million at June 30, 2015, compared to $139 million at December 31, 2014. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.7 billion at June 30, 2015, compared with $5.4 billion at December 31, 2014. Excluding the balance as of June 30, 2015 of $137 million in mortgage backed securities acquired as part of the Doral Bank Transaction, investment securities available-for-sale and held-to-maturity increased by $132 million.

Table 10 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 9 and 10 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM. The portfolio of obligations of the Puerto Rico Government is mainly comprised of securities with specific sources of income or revenues identified for repayments. Based on the fiscal and economic situation in Puerto Rico, together with the government’s recent announcements regarding its ability to pay its debt, the Corporation determined during the second quarter of 2015 that certain PR Government securities with an amortized cost of approximately $41 million and a market value of $27 million have unrealized losses that are other than temporary, and accordingly recorded in earnings OTTI of $14.4 million for the estimated credit loss.

Table 10 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	June 30, 2015	December 31, 2014	Variance
U.S. Treasury securities	$973,723	$700,154	$273,569
Obligations of U.S. Government sponsored entities	1,110,372	1,724,973	(614,601)
Obligations of Puerto Rico, States and political subdivisions	152,384	163,285	(10,901)
Collateralized mortgage obligations	1,736,920	1,910,127	(173,207)
Mortgage-backed securities	1,698,844	904,362	794,482
Equity securities	2,594	2,622	(28)
Others	12,102	12,806	(704)

Total investment securities AFS and HTM	$5,686,939	$5,418,329	$268,610

Loans

Refer to Table 11, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 11. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. The loss share portion of the loss share agreement applicable to commercial (including construction) and consumer loans expired on June 30, 2015. Accordingly, approximately $1.5 billion in loans were reclassified from “covered” to “non-covered” because they are no longer subject to the shared-loss arrangements with the FDIC. As of June 30, 2015, the Corporation’s covered loans portfolio amounted to $690 million, comprised mainly of residential mortgage loans. Refer to Note 11 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $23.3 billion at June 30, 2015, compared to $22.1 billion at December 31, 2014. Excluding the balance at June 30, 2015 of $1.6 billion in loans acquired as part of the Doral Bank Transaction, the total loan portfolio decreased by $323 million mainly in the covered loans portfolio which decreased by $338 million excluding the impact of the reclassification of $1.5 billion to non-covered loans, mostly due to the continuation of loan resolutions and the normal portfolio run-off.

Table 11 - Loans Ending Balances

(In thousands)	June 30, 2015	December 31, 2014	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,004,716	$8,134,267	$1,870,449
Construction	696,010	251,820	444,190
Legacy[1]	72,502	80,818	(8,316)
Lease financing	592,816	564,389	28,427
Mortgage	7,225,823	6,502,886	722,937
Consumer	3,843,278	3,870,271	(26,993)

Total non-covered loans held-in-portfolio	22,435,145	19,404,451	3,030,694

Loans covered under FDIC loss sharing agreements:
Commercial	3	1,614,781	(1,614,778)
Construction	—	70,336	(70,336)
Mortgage	671,074	822,986	(151,912)
Consumer	18,573	34,559	(15,986)

Total covered loans held-in-portfolio	689,650	2,542,662	(1,853,012)

Total loans held-in-portfolio	23,124,795	21,947,113	1,177,682

Loans held-for-sale:
Commercial	48,969	309	48,660
Construction	1,681	—	1,681
Legacy[1]	—	319	(319)
Mortgage	151,637	100,166	51,471
Consumer	—	5,310	(5,310)

Total loans held-for-sale	202,287	106,104	96,183

Total loans	$23,327,082	$22,053,217	$1,273,865

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $3.0 billion to $22.4 billion at June 30, 2015. Excluding the balance at June 30, 2015 of $1.6 billion loans acquired as part of the Doral Bank Transaction and the previously mentioned reclassification to non-covered loans of $1.5 billion, non-covered loans held-in-portfolio decreased by $65 million, mainly at BPPR.

The loans held-for-sale portfolio reflected an increase of $96 million from December 31, 2014 to June 30, 2015; the increase is mostly due to the reclassification from the held for investment category of $6 million of commercial and construction loans formerly covered under loss sharing agreements with the FDIC, and a $45 million commercial loan from the BPPR public sector net of the related write-down of $30 million, for which the sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee. Also contributing to the increase were originations of mortgage loans held-for-sale by branches acquired as part of the Doral Bank Transaction.

Covered loans

The covered loans portfolio amounted to $690 million at June 30, 2015, compared to $2.5 billion at December 31, 2014. Excluding the previously mentioned reclassification of $1.5 billion in loans from “covered” to “non-covered”, covered loans decreased by $338 million due to loan resolutions and the normal portfolio run-off. Refer to Table 11 for a breakdown of the covered loans by major loan type categories.

Tables 12 and 13 provide the activity in the carrying amount and outstanding discount on the Westernbank loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 12 - Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$2,367,096	$2,733,122	$2,444,172	$2,827,947
Accretion	53,994	79,863	109,691	158,981
Collections / charge-offs	(284,012)	(202,321)	(416,785)	(376,264)

Ending balance	$2,137,078	$2,610,664	$2,137,078	$2,610,664
Allowance for loan losses (ALLL)	(47,049)	(90,892)	(47,049)	(90,892)

Ending balance, net of ALLL	$2,090,029	$2,519,772	$2,090,029	$2,519,772

Table 13 - Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$1,258,948	$1,218,212	$1,271,337	$1,309,205
Accretion [1]	(53,994)	(79,863)	(109,691)	(158,981)
Change in expected cash flows	40,970	142,409	84,278	130,534

Ending balance	$1,245,924	$1,280,758	$1,245,924	$1,280,758

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 14 sets forth the activity in the FDIC loss share asset for the quarters and six months ended June 30, 2015 and 2014.

Table 14 – Activity of Loss Share Asset

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$409,844	$798,460	$542,454	$909,414
Amortization of loss share indemnification asset	(31,065)	(72,095)	(58,381)	(121,041)
Credit impairment losses to be covered under loss sharing agreements	7,647	10,372	15,893	25,462
Reimbursable expenses	42,730	11,085	64,275	23,830
Net payments from FDIC under loss sharing agreements	(32,158)	(29,291)	(164,423)	(110,618)
Other adjustments attributable to FDIC loss sharing agreements	(4,051)	(5,662)	(6,871)	(14,178)

Balance at end of period	$392,947	$712,869	$392,947	$712,869

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

Table 15 - Activity in the Remaining FDIC Loss Share Asset Discount

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period[1]	$38,687	$71,634	$53,095	$103,691
Amortization of negative discount[2]	(31,065)	(72,095)	(58,381)	(121,041)
Impact of lower projected losses	20,871	106,400	33,779	123,289

Balance at end of period	$28,493	$105,939	$28,493	$105,939

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share (expense) income.

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

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At June 30, 2015, OREO decreased to $176 million from $266 million at December 31, 2014 mainly driven by sales, which include a bulk sale of covered commercial properties during the second quarter of 2015 of $37 million. Refer to Table 16 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 16 - Other Real Estate Owned Activity

	For the quarter ended June 30, 2015
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$25,608	$102,562	$70,573	$42,984	$241,727
Write-downs in value	(4,162)	(2,463)	(10,955)	(1,393)	(18,973)
Additions	2,793	18,532	5,623	8,879	35,827
Sales	(4,868)	(14,243)	(50,285)	(13,806)	(83,202)
Other adjustments	850	50	(452)	(68)	380
Transfer to non-covered status	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$34,725	$107,530	$—	$33,504	$175,759

	For the six months ended June 30, 2015
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(10,049)	(3,835)	(20,350)	(2,675)	(36,909)
Additions	4,828	39,607	9,661	14,260	68,356
Sales	(14,295)	(27,329)	(59,749)	(19,628)	(121,001)
Other adjustments	754	(522)	(452)	(233)	(453)
Transfer to non-covered status	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$34,725	$107,530	$—	$33,504	$175,759

	For the quarter ended June 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,141	$88,824	$110,333	$48,414	$295,712
Write-downs in value	(571)	(439)	(6,635)	(940)	(8,585)
Additions	6,303	15,400	22,260	4,103	48,066
Sales	(5,372)	(12,203)	(14,792)	(3,777)	(36,144)
Other adjustments	1,286	(1,949)	(3,261)	100	(3,824)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

	For the six months ended June 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(785)	(1,108)	(11,198)	(1,147)	(14,238)
Additions	10,971	30,283	35,454	8,594	85,302
Sales	(10,334)	(24,266)	(33,213)	(6,154)	(73,967)
Other adjustments	1,286	(2,128)	(3,353)	(1,185)	(5,380)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

Other assets

Table 17 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at June 30, 2015 and December 31, 2014.

Table 17 - Breakdown of Other Assets

(In thousands)	June 30, 2015	December 31, 2014	Variance
Net deferred tax assets (net of valuation allowance)	$1,286,086	$812,819	$473,267
Investments under the equity method	222,218	225,625	(3,407)
Prepaid FDIC insurance assessment	—	360	(360)
Prepaid taxes	201,504	198,120	3,384
Other prepaid expenses	80,993	83,719	(2,726)
Derivative assets	21,716	25,362	(3,646)
Trades receivable from brokers and counterparties	111,964	66,949	45,015
Others	260,426	233,489	26,937

Total other assets	$2,184,907	$1,646,443	$538,464

Other assets increased by $540 million from December 31, 2014 to June 30, 2015, due mostly to the partial reversal during the second quarter of 2015 of the valuation allowance on its deferred tax assets from its U.S. operations for approximately $545 million. Refer to Note 36 to the consolidated financial statements for detailed information on the Corporation’s income taxes.

Goodwill

Goodwill increased by $40 million from December 31, 2014 to June 30, 2015, due to $42 million of goodwill recorded as part of the Doral Bank Transaction, partially offset by a decrease of $2 million at the Corporation’s insurance subsidiary as they recorded purchase accounting adjustments to reduce the goodwill related to the acquisition of an insurance benefits business during the year ended December 31, 2014.

Liabilities

The Corporation’s total liabilities were $31.8 billion at June 30, 2015 and $28.8 billion at December 31, 2014. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2015 and December 31, 2014 is included in Table 18.

Table 18 - Financing to Total Assets

	June 30, 2015	December 31, 2014	% increase (decrease) from 2014 to 2015	% of total assets
(In millions)				2015	2014
Non-interest bearing deposits	$6,306	$5,784	9.0%	17.2%	17.5%
Interest-bearing core deposits	15,549	14,775	5.2	42.3	44.6
Other interest-bearing deposits	5,896	4,249	38.8	16.0	12.8
Fed funds purchased and repurchase agreements	1,121	1,272	(11.9)	3.0	3.8
Other short-term borrowings	101	21	381.0	0.3	0.1
Notes payable	1,804	1,712	5.4	4.9	5.2
Other liabilities	1,021	1,012	0.9	2.8	3.1
Liabilities from discontinued operations	2	5	(60.0)	—	—
Stockholders’ equity	4,950	4,267	16.0	13.5	12.9

Deposits

The Corporation’s deposits totaled $27.7 billion at June 30, 2015 compared to $24.8 billion at December 31, 2014. Excluding the balance at June 30, 2015 of $1.6 billion in deposits acquired as part of the Doral Bank Transaction, deposits increased by $1.3 billion due to an increase at BPPR of $1.0 billion and an increase at BPNA of $295 million. Refer to Table 19 for a breakdown of the Corporation’s deposits at June 30, 2015 and December 31, 2014.

Table 19 - Deposits Ending Balances

(In thousands)	June 30, 2015	December 31, 2014	Variance
Demand deposits [1]	$7,262,176	$6,606,060	$656,116
Savings, NOW and money market deposits (non-brokered)	11,177,288	10,320,782	856,506
Savings, NOW and money market deposits (brokered)	468,973	406,248	62,725
Time deposits (non-brokered)	7,367,256	5,960,401	1,406,855
Time deposits (brokered CDs)	1,475,001	1,514,044	(39,043)

Total deposits	$27,750,694	$24,807,535	$2,943,159

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $3.0 billion at June 30, 2015, compared to $3.0 billion at December 31, 2014. Refer to Note 20 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased by $10 million from December 31, 2014 to $1.0 billion at June 30, 2015 largely due to an increase of $71 million in securities trades payable, partially offset by decreases of $33 million in the deferred tax liabilities from the U.S. subsidiaries, $13 million in accrued taxes payable, and $10 million in reserves for representations and warranties.

Stockholders’ Equity

Stockholders’ equity totaled $4.9 billion at June 30, 2015, compared with $4.3 billion at December 31, 2014. The increase resulted from the Corporation’s net income of $672 million for the six months ended June 30, 2015 and a decrease in accumulated other comprehensive loss of $11 million. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

On January 1, 2015, the Corporation, BPPR and BPNA became subject to Basel III capital requirements, including also revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets. As of June 30, 2015, the Corporation continues to exceed the well-capitalized adequacy requirements promulgated by the U.S. federal bank regulatory agencies.

Basel III capital rules require the phase out of non-qualifying Tier 1 capital instruments such as trust preferred securities. At June 30, 2015, the Corporation had $427 million in trust preferred securities outstanding, of which $320 million no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment. By January 1, 2016, all $427 million of its outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified to Tier 2 capital.

On January 1, 2015, the Corporation, as well as its banking subsidiaries, made the one-time permanent election to exclude the effects on regulatory capital computations of certain accumulated other comprehensive income (loss) (“AOCI”) items as permitted under the Basel III capital rules.

Risk-based capital ratios presented in Table 20, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2015, are calculated based on the Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets. Capital ratios for December 31, 2014 were calculated based on the then applicable Basel I rules. Common equity tier 1 capital was not formally codified in the federal banking regulations in effect as of December 31, 2014; thus, common equity tier 1 capital presented in the table below as of year-end 2014 is considered a management internally-defined measurement. Since common equity tier 1 capital was not defined by GAAP or, unlike Tier 1 capital, codified in the Basel I federal banking regulations, it was considered a non-GAAP financial measure as of December 31, 2014.

Table 20 - Capital Adequacy Data

(Dollars in thousands)	June 30, 2015	December 31, 2014
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$4,899,493	$4,217,222
AOCI related adjustments due to opt-out election	184,526	197,040
Goodwill, net of associated deferred tax liability (DTL)	(449,685)	(412,455)
Intangible assets, net of associated DTLs	(29,030)	(35,315)
Deferred tax assets and other deductions	(618,915)	(593,363)

Common equity tier 1 capital	$3,986,389	$3,373,129

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	106,650	426,602
Other additional tier 1 capital deductions	(156,810)	—

Additional tier 1 capital	$—	$476,762

Tier 1 capital	$3,986,389	$3,849,891

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	319,952	—
Other inclusions (deductions), net	323,651	272,347

Tier 2 capital	$643,603	$272,347

Total risk-based capital	$4,629,992	$4,122,238

Minimum total capital requirement to be well capitalized	$2,503,022	$2,123,390

Excess total capital over minimum well capitalized	$2,126,970	$1,998,848

Total risk-weighted assets	$25,030,218	$21,233,902

Total assets for leverage ratio	$34,390,561	$32,250,173

Risk-based capital ratios:
Common equity tier 1 capital	15.93%	15.89%
Tier 1 capital	15.93	18.13
Total capital	18.50	19.41
Tier 1 leverage	11.59	11.94

Rules adopted by the federal banking agencies, as applicable to the Corporation’s banking subsidiaries as of of June 30, 2015, provide that a depository institution will be deemed to be well capitalized under prompt corrective action if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2015, BPPR and BPNA were well-capitalized under the regulatory framework for prompt corrective action.

The regulatory capital ratios except for the common equity tier 1 capital ratio declined despite the increase in regulatory capital mostly because of the increase in risk-weighted assets driven by the Doral Bank acquired assets, the expiration of the commercial loans loss sharing agreement which required a higher risk-weight percentage and to particular assets and off-balance sheet items which are assigned a higher-risk-weight percentage under the Basel III rules, including, for example, certain exposures past due 90 days or more, high volatility commercial real estate loans and unused commitments with an original maturity of one year or less. The increase in the common equity tier 1 capital ratio is mainly due to higher common equity tier I capital driven by the six months period earnings and to a favorable impact related to the transitional Basel III capital rules applicable to the deferred tax asset capital deduction as compared to the previous Basel I rules, which generally limited the amount allowed as capital for deferred tax assets that were dependable upon future taxable income.

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

Table 21 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2015, and December 31, 2014.

Table 21 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2015	December 31, 2014
Total stockholders’ equity	$4,949,653	$4,267,382
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(505,435)	(465,676)
Less: Other intangibles	(74,854)	(37,595)

Total tangible common equity	$4,319,204	$3,713,951

Total assets	$36,750,113	$33,096,695
Less: Goodwill	(505,435)	(465,676)
Less: Other intangibles	(74,854)	(37,595)

Total tangible assets	$36,169,824	$32,593,424

Tangible common equity to tangible assets	11.94%	11.39%
Common shares outstanding at end of period	103,503,014	103,476,847
Tangible book value per common share	$41.73	$35.89

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2015, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $176 million at June 30, 2015 of which approximately 53% mature in 2015, 25% in 2016, 8% in 2017 and 14% thereafter.

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

Table 22 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2015.

Table 22 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2015	Years 2016 - 2017	Years 2018 - 2019	Years 2020 - thereafter	Total
Commitments to extend credit	$5,413	$1,445	$180	$72	$7,109
Commercial letters of credit	3	—	—	—	3
Standby letters of credit	25	23	—	—	49
Commitments to originate or fund mortgage loans	21	6	—	—	27
Unfunded investment obligations	—	9	—	—	9

Total	$5,462	$1,483	$180	$72	$7,196

At June 30, 2015 and December 31, 2014, the Corporation maintained a reserve of approximately $14 million and $13 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 26 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At June 30, 2015, the Corporation serviced $2.0 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.1 billion at December 31, 2014. The Corporation has not sold any mortgage loan subject to credit recourse since 2010.

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

Table 23 - Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	June 30, 2015	December 31, 2014
Total portfolio	$1,997,255	$2,138,705
Days past due:
30 days and over	$262,510	$302,992
90 days and over	$110,724	$129,590

As a percentage of total portfolio:
30 days past due or more	13.14%	14.17%
90 days past due or more	5.54%	6.06%

During the quarter and six months period ended June 30, 2015, the Corporation repurchased approximately $14 million and $30 million, respectively, in unpaid principal balance of mortgage loans subject to the credit recourse provisions, compared with $21 million and $48 million, respectively, for the same periods of 2014. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria that denote any specific trend or concentration of repurchases on any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At June 30, 2015, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $58 million, compared with $59 million at December 31, 2014.

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and six months periods ended June 30, 2015 and 2014.

Table 24 – Changes in Liability of Estimated Losses from Credit Recourse Agreements

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$59,385	$45,809	$59,438	$41,463
Provision for recourse liability	4,368	7,984	10,868	19,026
Net charge-offs	(6,164)	(5,901)	(12,717)	(12,597)

Balance as of end of period	$57,589	$47,892	$57,589	$47,892

The provision for credit recourse liability decreased by $8.2 million during the six months ended June 30, 2015, when compared with the same period in 2014, due to certain enhancements in the estimated losses for credit recourse methodology at BPPR during 2014.

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
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2015, the Corporation serviced $19.7 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $15.6 billion at December 31, 2014. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2015, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $35 million, compared with $24 million at June 30, 2014. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the six months period ended June 30, 2015, the Corporation repurchased $175 thousand under representation and warranty arrangements. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

As discussed on Note 4 – Discontinued operations, on November 8, 2014, the Corporation completed the sale of the California regional operations. In connection with this transaction, the Corporation agreed to provide, subject to certain limitations, customary indemnification to the purchaser, including with respect to certain pre-closing liabilities and violations of representations and warranties. The Corporation also agreed to indemnify the purchaser for up to 1.5% of credit losses on transferred loans for a period of two years after the closing. Pursuant to this indemnification provision, the Corporation’s maximum exposure is approximately $16.0 million. The Corporation recognized a reserve of approximately $2.2 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. This reserve is included within the liabilities from discontinued operations.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except with respect to any claim asserted prior to such termination date. At June 30, 2015, the Corporation has a reserve balance of $2.8 million to cover claims received from the purchaser, which are currently being evaluated.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the quarter ended March 31, 2015, the Corporation released $3.2 million. In addition, during the quarter ended June 30, 2015, the Corporation and the purchaser agreed to amend the Portfolio Purchase Agreement and a settlement amount of $2.3 million was paid, and $1.8 million of the reserve was released. At June 30, 2015, the Corporation has a reserve balance of $0.1 million to cover pending claims received from the purchaser.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR during the quarters and six month periods ended June 30, 2015 and 2014.

Table 25 – Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$14,044	$16,824	$15,959	$19,277
Additions for new sales	—	—	—	—
Provision (reversal) for representation and warranties	(5,707)	(401)	(7,608)	(1,465)
Net charge-offs	(25)	(504)	(39)	(1,893)
Settlements paid	(2,250)	—	(2,250)	—

Balance as of end of period	$6,062	$15,919	$6,062	$15,919

In addition, at June 30, 2015, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2015 and December 31, 2014, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $4 million and $5 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

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

Net interest income simulation analysis performed by legal entity and on a consolidated basis is a tool used by the Corporation in estimating the potential change in net interest income resulting from hypothetical changes in interest rates. Sensitivity analysis is calculated using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs. It is performed under a static balance sheet assumption, and the Corporation also runs scenarios that incorporate assumptions on balance sheet growth and expected changes in its composition, estimated prepayments in accordance with projected interest rates, pricing and maturity expectations on new volumes and other non-interest related data. It is a dynamic process, emphasizing future performance under diverse economic conditions.

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

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk simulations reflect gradual changes of 200 and 400 basis points during the twelve-month period ending June 30, 2016. Under a 200 basis points rising rate scenario, projected net interest income increases by $60 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $106 million. These scenarios were compared against the Corporation’s flat or unchanged interest rates forecast scenario. Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future.

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

At June 30, 2015, the Corporation held trading securities with a fair value of $142 million, representing approximately 0.4% of the Corporation’s total assets, compared with $139 million and 0.4% at December 31, 2014. As shown in Table 26, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at June 30, 2015 were investment grade securities. As of June 30, 2015, the trading portfolio also included $7.1 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2014 - $9.9 million). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $3.1 million for the quarter ended June 30, 2015 and a trading account gain of $1.1 million for the quarter ended June 30, 2014. Table 26 provides the composition of the trading portfolio at June 30, 2015 and December 31, 2014.

Table 26 - Trading Portfolio

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$117,185	5.82%	$110,692	6.19%
Collateralized mortgage obligations	1,427	5.00	1,636	5.01
Puerto Rico government obligations	5,614	5.42	7,954	5.23
Interest-only strips	710	12.24	769	12.11
Other	16,659	2.17	17,476	3.26

Total	$141,595	5.40%	$138,527	5.78%

[1]	Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.1 million for the last week in June 2015. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 29 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At June 30, 2015, approximately $ 5.7 billion, or 96%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At June 30, 2015, the remaining 4% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt

GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $157 million of financial assets that were measured at fair value on a nonrecurring basis at June 30, 2015, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 20 million at June 30, 2015, of which $ 7 million were Level 3 assets and $ 13 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and six months ended June 30, 2015, there were no transfers in and/or out of Level 1, Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. Refer to the Critical Accounting Policies / Estimates in the 2014 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and six months ended June 30, 2015, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2015, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At June 30, 2015, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.7 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At June 30, 2015, net unrealized gains on the trading portfolios approximated $3 million and net unrealized losses on available-for-sale investments securities approximated $16 million. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 206 million at June 30, 2015, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 15 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended June 30, 2015, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $44.5 thousands recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $27 thousands from the assessment of the counterparties’ credit risk and a loss of $71.1 thousands resulting from the Corporation’s own credit standing adjustment. During the six months ended June 30, 2015, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $148.7 thousands recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $57.3 thousands resulting from assessment of the counterparties credit risk and a loss of $205.9 thousands resulting from the Corporation’s own credit standing adjustment.

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

As discussed in Note 5 - Business Combinations, on February 27, 2015 the Corporation acquired certain assets and all deposits (except brokered deposits) from Doral Bank. This included approximately $ 1.7 billion in loans, approximately $ 173 million in securities available for sale and $ 2.2 billion in deposits.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 76% of the Corporation’s total assets at June 30, 2015, compared with 75% at December 31, 2014. The ratio of total ending loans to deposits was 84% at June 30, 2015, compared to 89% at December 31, 2014. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2015, these borrowings consisted primarily of $ 1.1 billion in assets sold under agreement to repurchase, $995 million in advances with the FHLB, $440 million in junior subordinated deferrable interest debentures related to trust preferred securities and $450 million in term notes issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 20 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

Note 39 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 19 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.9 billion, or 79% of total deposits, at June 30, 2015, compared with $20.6 billion, or 83% of total deposits, at December 31, 2014. Core deposits financed 67% of the Corporation’s earning assets at June 30, 2015, compared with 69% at December 31, 2014.

Certificates of deposit with denominations of $100,000 and over at June 30, 2015 totaled $4.5 billion, or 16% of total deposits (December 31, 2014 - $3.3 billion, or 13% of total deposits). Their distribution by maturity at June 30, 2015 is presented in the table that follows:

Table 27 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$2,024,576
3 to 6 months	431,130
6 to 12 months	884,654
Over 12 months	1,177,357

Total	$4,517,717

At June 30, 2015 approximately 5 % of the Corporation’s assets were financed by brokered deposits, as compared to 6% at December 31, 2014. The Corporation had $ 1.9 billion in brokered deposits at June 30, 2015 and December 31, 2014. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2015 and December 31, 2014, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.7 billion, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $995 million at June 30, 2015 and $822 million at December 31, 2014. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At June 30, 2015 and December 31, 2014 the credit facilities authorized with the FHLB were collateralized by $ 4.5 billion in loans held-in-portfolio. Refer to Note 20 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At June 30, 2015 and December 31, 2014, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.3 billion and $2.1 billion, respectively, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At June 30, 2015 and December 31, 2014, this credit facility with the Fed was collateralized by $ 3.9 billion and $4.1 billion, respectively, in loans held-in-portfolio.

At June 30, 2015, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

During the six months ended June 30, 2015, PIHC received $ 2.3 million in dividends from EVERTEC’s parent company. PIHC also received $9.3 million in dividends from its investment in BHD and $3.1 million in dividends from its non-banking subsidiaries.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $1.9 million for the six months ended June 30, 2015. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

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

Note 39 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the two BHC’s. The loans held-in-portfolio in such financial statements is principally associated with intercompany transactions.

The outstanding balance of notes payable at the BHC’s amounted to $890 million at June 30, 2015 and December 31, 2014. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at June 30, 2015 are presented in Table 28.

Table 28 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2015	$—
2016	—
2017	—
2018	—
2019	450,000
Later years	439,800

Total	$889,800

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended June 30, 2015.

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $ 2.4 billion at June 30, 2015 and $2.7 billion at December 31, 2014. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $20 million in deposits at June 30, 2015 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $7 million at June 30, 2015, with the Corporation providing collateral totaling $15 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $81 million at June 30, 2015. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 29.

The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:

•	Commercial and construction loans - recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions of secured loans past due as to principal and interest is charged-off not later than 365 days past due. However, in the case of collateral dependent loans individually evaluated for impairment, the excess of the recorded investment over the fair value of the collateral (portion deemed uncollectible) is generally promptly charged-off, but in any event, not later than the quarter following the quarter in which such excess was first recognized. Commercial unsecured loans are charged-off no later than 180 days past due. Overdrafts are generally charged-off no later than 60 days past their due date.

•	Lease financing - recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•	Mortgage loans - recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) when 18 months delinquent as to principal or interest. The principal repayment on these loans is insured.

•	Consumer loans - recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when they are 180 days in arrears. Overdrafts in excess of 60 days are generally charged-off no later than 60 days past their due date.

•	Troubled debt restructurings (“TDRs”) - loans classified as TDRs are typically in non-accrual status at the time of the modification. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

•	Loans accounted for under ASC Subtopic 310-30 by the Corporation, are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected.

•	Loans acquired in the Westernbank FDIC-assisted transaction, except for revolving lines of credit, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The loans, which are accounted for under ASC Subtopic 310-30 by the Corporation, are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs will be recorded only to the extent that losses exceed the purchase accounting estimates.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Accordingly, approximately $1.5 billion in loans and $18 million in OREO’s have been reclassified as “non-covered” in the accompanying statement of financial condition as of June 30, 2015, because they are no longer subject to the shared-loss payments by the FDIC. However, included in these balances are approximately $248.7 million of loans that are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of June 30, 2015.

Because of the application of ASC Subtopic 310-30 to the Westernbank acquired loans and the loss protection provided by the FDIC which limits the risks on the covered loans, the Corporation has determined to provide certain quality metrics in this MD&A that exclude such covered loans to facilitate the comparison between loan portfolios and across periods. Given the amount of covered loans that are past due but still accruing due to the accounting under ASC Subtopic 310-30, the Corporation believes the inclusion of these loans in certain asset quality ratios in the numerator or denominator (or both) would result in a distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the non-accretable balance, the net charge-off ratio including the acquired loans is lower for the single-family loan portfolios that which includes covered loans. The inclusion of these loans in the asset quality ratios could result in a lack of comparability across periods, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Corporation believes that the presentation of asset quality measures, excluding covered loans and related amounts from both the numerator and denominator, provides a better perspective into underlying trends related to the quality of its loan portfolio.

The reclassification to non-covered of the non-single family loans and foreclosed assets that were previously covered under the shared-loss arrangement with the FDIC, a bulk sale of covered OREO’s, and the impact of the classification to held-for-sale of certain non-performing loans as detailed below, impacted credit metrics for the second quarter of 2015. Excluding the effect of these events, the underlying credit quality of the loan portfolios remained generally stable, in spite of the challenging economic conditions that persist in Puerto Rico. The Corporation continued to pursue strategic opportunities intended to reduce non-performing assets and continue improving the overall risk profile of its loan portfolios. The US region continued to exhibit strong asset quality, with low levels of delinquencies and charge-offs.

Total non-performing assets, including covered, were $806 million at June 30, 2015, decreasing by $126 million, or 14% from December 31, 2014, of which $96 million were related to covered OREO’s. Total non-performing non-covered assets were $769 million at June 30, 2015, decreasing by $16 million, or 2% from December 31, 2014. Non-covered non-performing loans held-in-portfolio were $576 million, decreasing by $55 million, or 9%, from December 31, 2014. The decrease was mainly driven by lower commercial non-performing loans of $70 million. During the quarter, the Corporation agreed to sell a $75 million non-accrual public sector credit at BPPR and accordingly transferred it to held-for-sale. The sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee. The aggregate write-down on loans transferred to held-for-sale during the quarter was of approximately $30.5 million, of which $29.0 million was previously reserved. Included in the second quarter of 2015 were $8 million of non-performing loans no longer covered by FDIC loss share agreement. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, decreased to 2.57% at June 30, 2015 from 3.25% at December 31, 2014.

At June 30, 2015, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $498 million in the Puerto Rico operations and $23 million in the U.S. mainland operations. These figures compare to $482 million in the Puerto Rico operations and $35 million in the U.S. mainland operations at December 31, 2014. In addition to the non-performing loans included in Table 29, at June 30, 2015, there were $209 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $146 million at December 31, 2014.

Table 29 - Non-Performing Assets

(Dollars in thousands)	June 30, 2015	As a % of loans HIP by category [4]	December 31, 2014	As a % of loans HIP by category [4]
Commercial	$190,294	1.9%	$260,225	3.2%
Construction	5,427	0.8	13,812	5.5
Legacy[1]	4,686	6.5	1,545	1.9
Leasing	2,328	0.4	3,102	0.5
Mortgage	330,821	4.6	304,913	4.7
Consumer	42,441	1.1	46,886	1.2

Total non-performing loans held-in-portfolio, excluding covered loans	575,997	2.6%	630,483	3.3%
Non-performing loans held-for-sale [2]	50,875		18,899
Other real estate owned (“OREO”), excluding covered OREO	142,255		135,500

Total non-performing assets, excluding covered assets	$769,127		$784,882
Covered loans and OREO [3]	37,367		148,099

Total non-performing assets	$806,494		$932,981

Accruing loans past due 90 days or more[5] [6]	$435,775		$447,990

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.57%		3.25%
Allowance for loan losses to loans held-in-portfolio	2.29		2.68
Allowance for loan losses to non-performing loans, excluding held-for-sale	89.02		82.43

Ratios including covered loans:
Non-performing assets to total assets	2.19%		2.82%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.51		2.95
Allowance for loan losses to loans held-in-portfolio	2.38		2.74
Allowance for loan losses to non-performing loans, excluding held-for-sale	94.99		92.82

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist $49 million in commercial loans, $2 million in construction loans and $225 thousand in mortgage loans as of June 30, 2015 (December 31, 2014 - $14.0 million in mortgage loans, $309 thousand in commercial loans and $4.5 million in consumer loans).
[3]	The amount consists of $4 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $34 million in covered OREO as of June 30, 2015 (December 31, 2014 - $18 million and $130 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $690 million in covered loans at June 30, 2015 (December 31, 2014 - 2.5 billion).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.4 billion at June 30, 2015 (December 31, 2014 - $0.5 billion). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $133 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2015 (December 31, 2014 - $125 million). Furthermore, the Corporation has approximately $72 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2014 - $66 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Table 30 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$597,999	$20,556	$567,351	$13,144
Plus:
New non-performing loans	102,647	16,991	237,914	32,253
Advances on existing non-performing loans	—	397	—	430
Reclass from covered loans	8,075	—	8,075	—
Less:
Non-performing loans transferred to OREO	(11,865)	(314)	(17,779)	(314)
Non-performing loans charged-off	(59,802)	(1,151)	(76,335)	(1,841)
Loans returned to accrual status / loan collections	(89,130)	(8,179)	(171,302)	(17,410)
Loans transferred to held-for-sale	(44,996)	—	(44,996)	2,038

Ending balance NPLs	$502,928	$28,300	$502,928	$28,300

Table 31 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$498,196	$94,826	$410,594	$139,961
Plus:
New non-performing loans	136,133	14,604	319,280	37,418
Advances on existing non-performing loans	—	1,000	—	1,011
Less:
Non-performing loans transferred to OREO	(6,948)	(661)	(12,399)	(1,856)
Non-performing loans charged-off	(22,685)	(6,935)	(40,072)	(14,462)
Loans returned to accrual status / loan collections	(67,332)	(19,325)	(140,039)	(48,469)
Loans transferred to held-for-sale	—	(17,402)	—	(47,496)
Non-performing loans from discontinued operations	—	(9,239)	—	(9,239)

Ending balance NPLs	$537,364	$56,868	$537,364	$56,868

For the quarter ended June 30, 2015, total non-performing loan inflows, excluding consumer loans, amounted to $120 million, a decrease of $32 million, or 21%, when compared to the inflows for the same quarter in 2014. Inflows of non-performing loans held-in-portfolio at the BPPR segment amounted to $103 million, a decrease of $33 million, or 25%, compared to the inflows for the second quarter of 2014. Inflows of non-performing loans held-in-portfolio at the BPNA segment amounted to $17 million, an increase of $2 million, or 11%, compared to the inflows for the second quarter of 2014. BPPR NPL activity was mostly related to lower mortgage and commercial inflows of $20 million and $13 million, respectively. Refer to Table 32 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended June 30, 2015 and 2014.

Table 32 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended June 30,
	2015		2015	2015		2014		2014	2014
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$516,224		$72,473	$588,697		$542,575		$97,773	$640,348
Provision for loan losses - Continuing operations	60,468		15,766	76,234		50,074		11,604	61,678

	576,692		88,239	664,931		592,649		109,377	702,026

Charged-offs:
Commercial	23,755		23,697	47,452		21,890		5,993	27,883
Construction	2,194		16,040	18,234		42		6,427	6,469
Leases	1,693		—	1,693		1,754		2	1,756
Legacy[1]	480		—	480		1,347		—	1,347
Mortgage	11,701		520	12,221		10,997		2,262	13,259
Consumer	27,157		767	27,924		33,938		(677)	33,261

	66,980		41,024	108,004		69,968		14,007	83,975

Recoveries:
Commercial	7,575		3,864	11,439		11,671		555	12,226
Construction	473		1,425	1,898		657		2,727	3,384
Leases	720		—	720		610		1	611
Legacy[1]	450		—	450		2,552		—	2,552
Mortgage	786		342	1,128		678		11	689
Consumer	10,534		88	10,622		7,599		1	7,600

	20,538		5,719	26,257		23,767		3,295	27,062

Net loans charged-offs (recovered):
Commercial	16,180		19,833	36,013		10,219		5,438	15,657
Construction	1,721		14,615	16,336		(615)		3,700	3,085
Leases	973		—	973		1,144		1	1,145
Legacy[1]	30		—	30		(1,205)		—	(1,205)
Mortgage	10,915		178	11,093		10,319		2,251	12,570
Consumer	16,623		679	17,302		26,339		(678)	25,661

	46,442		35,305	81,747		46,201		10,712	56,913

Allowance transferred from covered to non-covered loans [4]	13,037		(13,037)	—		—		—	—

Net write-downs[3]	(30,548)		(1,823)	(32,371)		—		—	—

Net write-downs related to loans transferred to discontinued operations	—		—	—		(20,202)		—	(20,202)

Balance at end of period	$512,739		$38,074	$550,813		$526,246		$98,665	$624,911

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	0.89%			1.41%		0.94%			1.01%
Provision for loan losses to net charge-offs[2]	1.28	x		0.92	x	1.08	x		1.08	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and net recoveries (write-down) related to loans sold or reclassified to held-for-sale.
[3]	Net write-downs are related to loans sold or reclassified to held-for-sale.
[4]	Represents the allowance transfer of covered to non-covered loans at June 30, 2015.

Refer to Table 33 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the six months ended June 30, 2015 and 2014.

Table 33 - Allowance for Loan Losses and Selected Loan Losses Statistics - Year-to-date Activity

Six months ended June 30,
2015	2015	2015	2014	2014	2014
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$519,719	$82,073	$601,792	$538,463	$102,092	$640,555
Provision for loan losses - Continuing operations	90,179	26,090	116,269	104,196	37,318	141,514
Provision for loan losses - Discontinued operations	—	—	—	(6,764)	—	(6,764)

609,898	108,163	718,061	635,895	139,410	775,305

Charged-offs:
Commercial	33,777	37,936	71,713	48,998	13,961	62,959
Construction	2,194	25,086	27,280	458	29,408	29,866
Leases	2,930	—	2,930	2,721	2	2,723
Legacy[1]	954	—	954	4,331	—	4,331
Mortgage	22,895	3,905	26,800	21,261	3,918	25,179
Consumer	59,374	767	60,141	68,210	(972)	67,238
Discontinued operations	—	—	—	4,452	—	4,452

122,124	67,694	189,818	150,431	46,317	196,748

Recoveries:
Commercial	13,274	6,504	19,778	21,619	875	22,494
Construction	3,398	4,700	8,098	2,627	4,616	7,243
Leases	1,188	—	1,188	921	1	922
Legacy[1]	2,752	—	2,752	9,745	—	9,745
Mortgage	1,353	446	1,799	1,556	11	1,567
Consumer	17,831	815	18,646	14,519	69	14,588
Discontinued operations	—	—	—	9,997	—	9,997

39,796	12,465	52,261	60,984	5,572	66,556

Net loans charged-off (recovered):
Commercial	20,503	31,432	51,935	27,379	13,086	40,465
Construction	(1,204)	20,386	19,182	(2,169)	24,792	22,623
Leases	1,742	—	1,742	1,800	1	1,801
Legacy[1]	(1,798)	—	(1,798)	(5,414)	—	(5,414)
Mortgage	21,542	3,459	25,001	19,705	3,907	23,612
Consumer	41,543	(48)	41,495	53,691	(1,041)	52,650
Discontinued operations	—	—	—	(5,545)	—	(5,545)

82,328	55,229	137,557	89,447	40,745	130,192

Allowance transferred from covered to non-covered loans [4]	13,037	(13,037)	—	—	—	—

Net write-downs [3]	(27,868)	(1,823)	(29,691)	—	—	—

Net write-downs related to loans transferred to discontinued operations	—	—	—	(20,202)	—	(20,202)

Balance at end of period	$512,739	$38,074	$550,813	$526,246	$98,665	$624,911

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	0.81%	1.20%	0.87%	1.11%
Provision for loan losses to net charge-offs[2]	1.08	x	0.84	x	1.16	x	1.09	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and net recoveries (write-down) related to loans sold or reclassified to held-for-sale.
[3]	Net write-downs are related to loans sold or reclassified to held-for-sale.
[4]	Represents the allowance transfer of covered to non-covered loans at June 30, 2015.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six months ended June 30, 2015 and 2014.

Table 34 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended June 30,		Six months ended June 30,
	2015	2014[1]	2015	2014
Commercial	0.74%	0.49%	0.48%	0.47%
Construction	1.03	(1.55)	(0.44)	(2.61)
Leases	0.67	0.84	0.61	0.66
Legacy	0.16	(7.66)	(4.78)	(9.09)
Mortgage	0.62	0.62	0.63	0.59
Consumer	1.74	2.71	2.17	2.79

Total annualized net charge-offs to average loans held-in-portfolio	0.89%	0.94%	0.81%	0.87%

[1]	Excluding net charge-offs from discontinued operations

Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

Excluding the $30.5 million write-down related to the loans transferred to held-for-sale, net charge-offs, excluding covered loans, for the quarter ended June 30, 2015, were flat at $46.4 million, reflective of lower consumer net charge-offs in the BPPR segment, offset by higher commercial and legacy losses as the second quarter of 2014 included the effect of higher recoveries. The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.89% for the quarter ended June 30, 2015, down from 0.94% for the same period in 2014. The decrease in the net charge-off ratio was mostly driven by the impact of Doral Bank’s acquired portfolio on the total loan base.

The discussions in the sections that follow assess credit quality performance for the second quarter of 2015 for each of the Corporation’s non-covered loan portfolios, including $1.5 billion in loans transferred from covered to non-covered status upon the expiration of the shared-loss arrangement under the commercial loss share agreement with the FDIC.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio were $190 million at June 30, 2015, compared with $260 million at December 31, 2014. The decrease of $70 million, or 27%, from December 31, 2014 was mostly driven by the abovementioned $75 million public sector credit transferred to held-for-sale. The aggregate write-down on loans transferred to held-for-sale during the quarter was of approximately $30.5 million, of which $29.0 million was previously reserved. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio decreased to 1.90% at June 30, 2015 from 3.20% at December 31, 2014.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment decreased by $79 million from December 31, 2014, driven by the transfer to loans-held-for sale of the public sector credit, as mentioned above. Included in the second quarter of 2015 were $7 million of commercial non-performing loans no longer covered by FDIC loss share agreement. Commercial non-performing loans held-in-portfolio at the BPNA segment increased by $9 million from December 31, 2014 driven by $9 million of acquired commercial loans placed in NPL status following the acquisition.

Tables 35 and 36 present the changes in the non-performing commercial loans held-in-portfolio for the quarters and six months ended June 30, 2015 and 2014 for the BPPR (excluding covered loans) and BPNA segments.

Table 35 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$264,631	$9,807	$257,910	$2,315
Plus:
New non-performing loans	17,092	1,386	44,518	9,416
Advances on existing non-performing loans	—	383	—	383
Reclass from covered loans	7,395	—	7,395	—
Less:
Non-performing loans transferred to OREO	(3,568)	—	(4,637)	—
Non-performing loans charged-off	(51,804)	(399)	(60,179)	(825)
Loans returned to accrual status / loan collections	(9,351)	(282)	(20,612)	(394)
Loans transferred to held-for-sale	(44,996)	—	(44,996)	—

Ending balance NPLs	$179,399	$10,895	$179,399	$10,895

Table 36 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$245,931	$60,998	$186,097	$92,956
Plus:
New non-performing loans	30,068	7,726	116,113	24,882
Advances on existing non-performing loans	—	951	—	957
Less:
Non-performing loans transferred to OREO	(4,103)	—	(7,803)	—
Non-performing loans charged-off	(14,377)	(5,470)	(24,655)	(9,562)
Loans returned to accrual status / loan collections	(3,967)	(15,475)	(16,200)	(30,409)
Loans transferred to held-for-sale	—	(16,130)	—	(46,224)
Non-performing loans transferred to discontinued operations	—	(8,019)	—	(8,019)

Ending balance NPLs	$253,552	$24,581	$253,552	$24,581

Table 37 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-performing commercial loans	$179,399	$257,910	$10,895	$2,315	$190,294	$260,225
Non-performing commercial loans to commercial loans HIP	2.37%	4.05%	0.45%	0.13%	1.90%	3.20%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Commercial loan net charge-offs (recoveries)	$17,059	$9,309	$(879)	$910	$16,180	$10,219
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	1.07%	0.58%	(0.15)%	0.18%	0.74%	0.49%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Commercial loan net charge-offs (recoveries)	$21,861	$24,482	(1,358)	$(2,781)	$20,503	$21,701
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	0.69%	0.76%	(0.13)%	(0.20)%	0.48%	0.47%

For the quarter ended June 30, 2015, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $17 million, a decrease of $13 million, or 43%, when compared to inflows for the same period in 2014. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $2 million, a decrease of $7 million, or 80%, compared to inflows for the same quarter in 2014. The reduction was driven by improvements in the underlying quality of the loan portfolio.

Table 37 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA segments.

There are no commercial loan relationships greater than $10 million in non-accrual status at June 30, 2015, compared with two commercial loan relationships with an outstanding aggregate balance of $88 million at December 31, 2014.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, amounted to $16.2 million for the quarter ended June 30, 2015, compared to $10.2 million for the same period in 2014 an increase of $6.0 million, or 58%. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio increased to 0.74% for the quarter ended June 30, 2015 from 0.49% for the quarter ended June 30, 2014.

Commercial loan net charge-offs in the BPPR segment amounted to $17.1 million for the quarter ended June 30, 2015, compared to $9.3 million for the quarter ended June 30, 2014. The increase of $7.8 million for the for the quarter ended June 30, 2015, when compared with the same period in 2014 primarily stems from lower loss trend during the first quarter of 2015 and the effect of higher recoveries in the second quarter of 2014. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio increased to 1.07% for the quarter ended June 30, 2015 from 0.58% for the quarter ended June 30, 2014. For the quarter ended June 30, 2015, the charge-offs associated with collateral dependent impaired commercial loans amounted to approximately $10.0 million at the BPPR segment.

Commercial loan net charge-offs (recoveries) in the BPNA segment amounted to recoveries of ($879 thousand) for quarter ended June 30, 2015, compared to $910 thousand for the quarter ended June 30, 2014. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio was (0.15%) for the quarter ended June 30, 2015, and 0.18% for the quarter ended June 30, 2014. Low levels of net charge-offs reflect improvements in credit quality. For the quarter ended June 30, 2015, there were no charge-offs associated with collateral dependent impaired commercial loans from continuing operations at the BPNA segment.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.3 billion at June 30, 2015, of which $2.2 billion was secured with owner occupied properties, compared with $4.7 billion and $1.7 billion, respectively, at December 31, 2014. CRE non-performing loans, excluding covered loans, amounted to $130 million at June 30, 2015, compared with $129 million at December 31, 2014. The CRE non-performing loans ratios for the BPPR and BPNA segments were 2.70% and 0.06%, respectively, at June 30, 2015, compared with 3.60% and 0.07%, respectively, at December 31, 2014. The decrease in the ratio was primarily due to the impact of approximately $1.3 billion in CRE loans transferred from covered category, of which $7 million are in NPL status.

Construction loans

Non-covered non-performing construction loans held-in-portfolio amounted to $5 million at June 30, 2015, compared to $14 million at December 31, 2014, mostly concentrated in the BPPR segment. This decrease was mostly related to loan resolutions. Stable credit trends in the construction portfolio were the result of de-risking strategies executed by the Corporation over the past several years. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased to 0.78% at June 30, 2015 from 5.48% at December 31, 2014. The decrease in the ratio was in part due to the impact of $429 million of the Doral acquired construction portfolio on the total loan base.

Tables 38 and 39 present changes in non-performing construction loans held-in-portfolio for the quarters and six months ended June 30, 2015 and 2014 for the BPPR (excluding covered loans) and BPNA segments.

Table 38 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$13,214	$—	$13,812	$—
Plus:
New non-performing loans	—	671	456	671
Reclass from covered loans	112	—	112	—
Less:
Non-performing loans transferred to OREO	(2,194)	—	(2,194)	—
Loans returned to accrual status / loan collections	(6,376)	—	(7,430)	—

Ending balance NPLs	$4,756	$671	$4,756	$671

Table 39 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$22,464	$—	$18,108	$5,663
Plus:
New non-performing loans	952	—	8,912	—
Less:
Non-performing loans charged-off	(42)	—	(458)	—
Loans returned to accrual status / loan collections	(1,918)	—	(5,106)	(5,663)

Ending balance NPLs	$21,456	$—	$21,456	$—

For the quarter ended June 30, 2015, there were no inflows of construction non-performing loans held-in-portfolio at the BPPR segment, decreasing by $1 million when compared to additions for the same quarter in 2014, while the BPNA segment showed additions of $671 thousand for the quarter.

There are no construction loan relationships greater than $10 million in non-performing status at June 30, 2015 and December 31, 2014.

Construction loan net charge-offs (recoveries), excluding net charge-offs for covered loans, amounted $1.7 million for the quarter ended June 30, 2015, compared to recoveries of $615 thousand for the quarter ended June 30, 2014. Construction loans annualized net charge-offs (recoveries) to average non-covered loans held-in-portfolio resulted in 1.03% for the quarter ended June 30, 2015, compared to (1.55%) for the quarter ended June 30, 2014. For quarter ended June 30, 2015, charge-offs associated with collateral dependent impaired construction loans were $4.4 million in the BPPR and none in the BPNA segment.

Table 40 provides information on construction non-performing loans and net charge-offs for the BPPR and BPNA (excluding the covered loan portfolio) segments.

Table 40 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-performing construction loans	$4,756	$13,812	$671	$—	$5,427	$13,812
Non-performing construction loans to construction loans HIP	4.19%	8.67%	0.12%	—%	0.78%	5.48%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Construction loan net charge-offs (recoveries)	$1,721	$(615)	$—	$—	$1,721	$(615)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	8.02%	(1.86)%	—%	—%	1.03%	(1.55)%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Construction loan net charge-offs (recoveries)	$(1,204)	$(1,993)	$—	$(176)	$(1,204)	$(2,169)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(2.04)%	(2.86)%	—%	(1.31)%	(0.44)%	(2.61)%

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Legacy non-performing loans held-in-portfolio amounted to $5 million at June 30, 2015, compared to $2 million at December 31, 2014. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio increased to 6.46% at June 30, 2015 from 1.91% at December 31, 2014. This increase in the ratio was mostly related to the continued run-off of the legacy portfolio and the impact on the total loan base.

For the quarter ended June 30, 2015, additions to legacy loans in non-performing status amounted to $3 million, compared to addition of $2 million recorded for the same period in 2014.

Tables 41 and 42 present the changes in non-performing legacy loans held in-portfolio.

Table 41 - Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2015	For the six months ended June 30, 2015
(In thousands)	BPNA	BPNA
Beginning balance	$2,288	$1,545
Plus:
New non-performing loans	3,077	4,077
Advances on existing non-performing loans	14	47
Less:
Non-performing loans charged-off	(433)	(574)
Loans returned to accrual status / loan collections	(260)	(409)

Ending balance NPLs	$4,686	$4,686

Table 42 - Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2014	For the six months ended June 30, 2014
(Dollars in thousands)	BPNA	BPNA
Beginning balance	$11,608	$15,050
Plus:
New non-performing loans	2,201	3,939
Advances on existing non-performing loans	49	54
Less:
Non-performing loans charged-off	(816)	(3,384)
Loans returned to accrual status / loan collections	(2,227)	(4,844)
Loans transferred to held-for-sale	(1,272)	(1,272)
Non-performing loans transferred to discontinued operations	(1,220)	(1,220)

Ending balance NPLs	$8,323	$8,323

In the loans held-in-portfolio, there were no legacy loan relationships greater than $10 million in non-accrual status at June 30, 2015 and December 31, 2014.

Legacy loan net charge-offs (recoveries) amounted to $30 thousand for the quarter ended June 30, 2015, compared to recoveries of ($1.2 million) for the quarter ended June 30, 2014. Legacy loan net charge-offs (recoveries) to average non-covered loans held-in-portfolio was 0.16% for the quarter ended June 30, 2015, compared to (7.66%) for the quarter ended June 30, 2014. For the quarter ended June 30, 2015, there were no charge-offs associated with collateral dependent legacy loans.

Low level of delinquencies and charge-offs was mainly driven by lower level of problem loans and the continued run-off of the portfolio.

Table 43 provides information on legacy non-performing loans and net charge-offs.

Table 43 - Non-Performing Legacy Loans and Net Charge-Offs

	BPNA
(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-performing legacy loans	$4,686	$1,545
Non-performing legacy loans to legacy loans HIP	6.46%	1.91%

	BPNA
	For the quarters ended
(Dollars in thousands)	June 30, 2015	June 30, 2014
Legacy loan net charge-offs (recoveries)	$30	$(1,205)
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	0.16%	(7.66)%

	BPNA
	For the six months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014
Legacy loan net charge-offs (recoveries)	$(1,798)	$(6,087)
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	(4.78)%	(9.09)%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $331 million at June 30, 2015, compared to $305 million at December 31, 2014. The increase of $26 million was mainly driven by an increase of $23 million in the BPPR segment, which included the addition in the first quarter of 2015 of $17 million of loans previously guaranteed by Doral Bank under servicing agreement that required Doral to advance principal and interest payments irrespective of borrower delinquencies. The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio decreased to 4.58% at June 30, 2015 from 4.69% at December 31, 2014. The decrease was due mainly to the impact of the Doral portfolio on the total loan base.

Tables 44 and 45 present changes in non-performing mortgage loans held-in-portfolio for the BPPR (excluding covered loans) and BPNA segments.

Table 44 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$320,154	$8,461	$295,629	$9,284
Plus:
New non-performing loans	85,555	11,857	192,940	18,089
Reclass from covered loans	568	—	568	—
Less:
Non-performing loans transferred to OREO	(6,103)	(314)	(10,948)	(314)
Non-performing loans charged-off	(7,998)	(319)	(16,156)	(442)

Loans returned to accrual status / loan collections	(73,403)	(7,637)	(143,260)	(16,607)
Loans transferred to held-for-sale	—	—	—	2,038

Ending balance NPLs	$318,773	$12,048	$318,773	$12,048

Table 45 - Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$229,801	$22,220	$206,389	$26,292
Plus:
New non-performing loans	105,113	4,677	194,255	8,597
Less:
Non-performing loans transferred to OREO	(2,845)	(661)	(4,596)	(1,856)
Non-performing loans charged-off	(8,266)	(649)	(14,959)	(1,516)
Loans returned to accrual status / loan collections	(61,447)	(1,623)	(118,733)	(7,553)

Ending balance NPLs	$262,356	$23,964	$262,356	$23,964

For the quarter ended June 30, 2015, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment amounted to $86 million, an improvement of $20 million, or 19%, when compared to inflows for the same period in 2014. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment amounted to $12 million, an increase of $7 million, when compared to inflows for the same period in 2014.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans, remained stable at $10.9 million for the quarter ended June 30, 2015, compared to $10.3 million for the quarter ended June 30, 2014. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio was 0.62% in the quarter ended June 30, 2015, compared to 0.62% for the quarter ended June 30,

2014. Net charge-off activity derived mainly from loans in the BPPR segment. Mortgage loan net charge-offs at the BPNA segment amounted to $0.2 million, or 0.07% of average mortgage loans held-in-portfolio on an annualized basis for the quarter ended June 30, 2015, reflective of the improved risk profile of the portfolio, further strengthened by the sale of certain non-performing and classified assets. For the quarter ended June 30, 2015, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $2.5 million in the BPPR segment.

Table 46 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding the covered loan portfolio, and the BPNA segments.

Table 46 - Non-Performing Mortgage Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-performing mortgage loans	$318,773	$295,629	$12,048	$9,284	$330,821	$304,913
Non-performing mortgage loans to mortgage loans HIP	5.10%	5.42%	1.23%	0.88%	4.58%	4.69%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Mortgage loan net charge-offs	$10,739	$9,926	$176	$393	$10,915	$10,319
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.71%	0.73%	0.07%	0.13%	0.62%	0.62%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Mortgage loan net charge-offs	$21,212	$18,442	330	$1,263	$21,542	$19,705
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.73%	0.68%	0.06%	0.20%	0.63%	0.59%

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio were $43 million at June 30, 2015, compared to $47 million at December 31, 2014. Consumer non-covered non-performing loans held-in-portfolio decreased by $4 million when compared to December 31, 2014, primarily as a result of a decrease of $4 million in the BPPR segment, mainly related to personal loans.

For the quarter ended June 30, 2015, the BPPR segment inflows of consumer non-performing loans held-in-portfolio, decreased by $4.9 million, or 20%, when compared to inflows for the same period of 2014, mostly related to auto loans. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment amounted to $3 million, a decrease of $3 million, or 48% compared to inflows for 2014.

The Corporation’s consumer loan net charge-offs, excluding covered loans, amounted to $16.6 million for the quarter ended June 30, 2015, compared to $26.3 million in the quarter ended June 30, 2014. The decrease of $9.7 million in consumer net charge-offs for the second quarter of 2015, when compared with the same period in 2014, was driven by a $5.0 million recovery associated with a sale of a portfolio of previously charged-off credit cards and auto loans in the BPPR segment during the second quarter of 2015. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio was 1.74% for the quarter ended June 30, 2015, compared with 2.71% for the same period in 2014. For the quarter ended June 30, 2015, charge-offs associated with consumer loans individually evaluated for impairment amounted to $4.3 million in the BPPR segment.

Table 47 provides information on consumer non-performing loans and net charge-offs by segments.

Table 47 - Non-Performing Consumer Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-performing consumer loans	$36,511	$40,930	$5,930	$5,956	$42,441	$46,886
Non-performing consumer loans to consumer loans HIP	1.08%	1.21%	1.32%	1.24%	1.10%	1.21%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Consumer loan net charge-offs	$14,654	$23,571	$1,969	$2,768	$16,623	$26,339
Consumer loan net charge-offs (annualized) to average consumer loans HIP	1.74%	2.76%	1.72%	2.30%	1.74%	2.71%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Consumer loan net charge-offs	$38,307	$46,554	$3,236	$7,943	$41,543	$54,497
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.27%	2.77%	1.39%	2.92%	2.17%	2.79%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $485 thousand, or 0.46% of those particular average loan portfolios, at June 30, 2015, compared with $397 thousand, or 0.65%, at June 30, 2014. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at June 30, 2015 totaled $199 million with a related allowance for loan losses of $5 million, representing 2.34% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2014 totaled $220 million with a related allowance for loan losses of $6 million, representing 2.53% of that particular portfolio. At June 30, 2015, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $47 thousand and $231 thousand, respectively, representing 0.01% and 0.05%, respectively, of the consumer loan portfolio of the BPNA segment. At June 30, 2015, 47% were paying the minimum amount due on the home equity lines of credit. At June 30, 2015, the majority of the closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC amounted to $142 million at June 30, 2015, compared to $136 million at December 31, 2014. The increase of $6 million was mainly related to the reclassification of OREO’s to the non-covered category, pursuant to the expiration of the commercial and consumer shared loss arrangement with the FDIC related to loans acquired from Westerbank, on June 30, 2015 by $18 million, offset by a $12 million reduction in the BPNA segment as a result of OREO sales.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $34 million at June 30, 2015, compared with $130 million at December 31, 2014. The decrease of $96 million was mainly the result of a bulk sale during the second quarter of 2015. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the second quarter of 2015, the Corporation transferred $36 million of loans to other real estate, sold $83 million of foreclosed properties and recorded write-downs and other adjustments of approximately $19 million.

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

For commercial and construction other real estate properties at the BPPR segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 35% to 50%, including estimated cost to sell. For commercial and construction properties at the BPNA segment, the most typically applied collateral discount rate currently ranges from 10% to 40%, including cost to sell. This discount was determined based on an analysis of other real estate owned and loan sale transactions during a twelve month period, comparing net proceeds received by the lender relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

Currently, in the case of the BPPR segment, appraisals of residential properties were subject to downward adjustments of up to approximately 20%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, appraisals are adjusted for the estimated cost to sell of 10%.

Troubled debt restructurings

The following tables present the loans classified as TDRs according to their accruing status at June 30, 2015 and December 31, 2014.

The Corporation’s TDR loans, excluding covered loans, totaled $1.2 billion at June 30, 2015, an increase of $49 million, or 4%, from December 31, 2014. TDRs in accruing status increased by $107 million from December 31, 2014, due to sustained borrower performance, while non-accruing TDRs decreased by $58 million.

Table 48 - TDRs Non-Covered Loans

	June 30, 2015
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$214,907	$85,388	$300,295
Construction	275	5,023	5,298
Mortgage	603,105	126,052	729,157
Leases	2,229	325	2,554
Consumer	105,237	14,019	119,256

Total	$925,753	$230,807	$1,156,560

Table 49 - TDRs Non-Covered Loans

	December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$153,380	$150,069	$303,449
Construction	453	5,488	5,941
Mortgage	556,346	116,465	672,811
Leases	775	2,248	3,023
Consumer	107,530	14,848	122,378

Total	$818,484	$289,118	$1,107,602

Table 50 - TDRs Covered Loans

	June 30, 2015
(In thousands)	Accruing	Non-Accruing	Total
Mortgage	$1,749	$2,969	$4,718

Total	$1,749	$2,969	$4,718

Table 51 - TDRs Covered Loans

	December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$1,689	$3,257	$4,946
Construction	—	2,419	2,419
Leases	3,629	3,990	7,619
Consumer	26	5	31

Total	$5,344	$9,671	$15,015

At June 30, 2015, the Corporation’s commercial loan TDRs, excluding covered loans, for the BPPR amounted to $300 million of which $85 million were in non-performing status. BPPR segment includes $5 million in TDRs transferred from covered category upon the expiration of the non-single family loss share agreement, of which $2 million were non-performing. The BPNA segment had no commercial TDRs as of June 30, 2015. This compares with $303 million and $250 thousand, respectively, of which $150 million and none were in non-performing status at December 31, 2014. The outstanding commitments for these commercial loan TDRs amounted to $2 million in the BPPR segment at June 30, 2015. Commercial loans that have been modified as part of loss mitigation efforts were evaluated individually for impairment, resulting in a specific reserve of $50 million for the BPPR segment at June 30, 2015, compared with $65 million at December 31, 2014.

At June 30, 2015, the Corporation’s construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $5 million, of which $5 million were in non-performing status, including $2 million in non-performing status transferred from covered loans. This compares with $6 million, of which $5 million were in non-performing status at December 31, 2014. The BPNA segment had no construction TDRs as of June 30, 2015. The outstanding commitments for these construction loan TDRs amounted to $1 million in the BPPR segment at June 30, 2015. These construction loan TDRs were individually evaluated for impairment resulting in a specific reserve of $725 thousand in the BPPR segment at June 30, 2015, compared with $363 thousand at December 31, 2014.

The Corporation’s had no legacy loans modifications at June 30, 2015 and December 31, 2014.

At June 30, 2015, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $724 million (including $335 million guaranteed by U.S. sponsored entities) and $5 million, respectively, of which $125 million and $1 million, respectively, were in non-performing status. This compares with $669 million (including $290 million guaranteed by U.S. sponsored entities) and $4 million, respectively, of which $115 million and $987 thousand were in non-performing status at December 31, 2014. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $44 million and $413 thousand for the BPPR and BPNA segments, respectively, at June 30, 2015, compared to $46 million and $273 thousand, respectively, at December 31, 2014.

At June 30, 2015, the consumer loan TDRs for the BPPR and BPNA segments amounted to $117 million and $2 million, respectively, of which $14 million and $113 thousand, respectively, were in non-performing status, compared with $120 million and $2 million, respectively, of which $15 million and $35 thousand, respectively, were in non-performing status at December 31, 2014. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $25 million and $412 thousand for the BPPR and BPNA segments, respectively, at June 30, 2015, compared with $28 million and $365 thousand, respectively, at December 31, 2014.

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

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at June 30, 2015 and December 31, 2014 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 52 - Composition of ALLL

June 30, 2015
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$68,456	$725	$34	$607	$44,162	$25,027	$139,011
Impaired loans [1]	$337,577	$3,627	$1,357	$2,554	$455,834	$114,877	$915,826

Specific ALLL to impaired loans [1]	20.28%	19.99%	2.51%	23.77%	9.69%	21.79%	15.18%

General ALLL	$147,264	$8,262	$3,281	$8,553	$85,785	$120,583	$373,728
Loans held-in-portfolio, excluding impaired loans [1]	$9,667,139	$692,383	$71,145	$590,262	$6,769,989	$3,728,401	$21,519,319
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.52%	1.19%	4.61%	1.45%	1.27%	3.23%	1.74%

Total ALLL	$215,720	$8,987	$3,315	$9,160	$129,947	$145,610	$512,739
Total non-covered loans held-in-portfolio [1]	$10,004,716	$696,010	$72,502	$592,816	$7,225,823	$3,843,278	$22,435,145
ALLL to loans held-in-portfolio [1]	2.16%	1.29%	4.57%	1.55%	1.80%	3.79%	2.29%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At June 30, 2015, the general allowance on the covered loans amounted to $38.1 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 53 - Composition of ALLL

December 31, 2014
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$64,736	$363	$—	$770	$46,111	$28,161	$140,141
Impaired loans [1]	$357,161	$13,268	$—	$3,023	$435,824	$117,732	$927,008
Specific ALLL to impaired loans [1]	18.13%	2.74%	—%	25.47%	10.58%	23.92%	15.12%

General ALLL	$146,501	$6,307	$2,944	$6,361	$77,211	$140,254	$379,578
Loans held-in-portfolio, excluding impaired loans [1]	$7,777,106	$238,552	$80,818	$561,366	$6,067,062	$3,752,539	$18,477,443
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.88%	2.64%	3.64%	1.13%	1.27%	3.74%	2.05%

Total ALLL	$211,237	$6,670	$2,944	$7,131	$123,322	$168,415	$519,719
Total non-covered loans held-in-portfolio [1]	$8,134,267	$251,820	$80,818	$564,389	$6,502,886	$3,870,271	$19,404,451
ALLL to loans held-in-portfolio [1]	2.60%	2.65%	3.64%	1.26%	1.90%	4.35%	2.68%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2014, the general allowance on the covered loans amounted to $82.1 million while the specific reserve amounted to $5 thousand.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

During the second quarter of 2015, management completed the annual review of the components of the ALLL models. As part of this review management updated core metrics and revised certain components related to the estimation process for evaluating the adequacy of the general reserve of the allowance for loan losses. These enhancements to the ALLL methodology, which are described in the Critical Accounting Policies / Estimates section of this MD&A were implemented as of June 30, 2015 and resulted in a net decrease to the allowance for loan losses of $2 million for the non-covered portfolio.

At June 30, 2015, the allowance for loan losses, excluding covered loans, amounted to $513 million, decreasing by $7 million when compared with December 31, 2014, mainly driven by reductions in the BPPR segment. The allowance for loan losses for the second quarter includes $13 million transferred from covered to non-covered loans and a $29.0 million write-down from loans transferred to held-for-sale. Excluding these effects, the allowance for loan losses increased by $9 million from December 31, 2014. The general and specific reserves related to the non-covered loans totaled $374 million and $139 million, respectively, compared with $380 million and $140 million, respectively, as of December 31, 2014. The ratio of the allowance for loan losses to loans held-in-portfolio decreased to 2.29% of non-covered loans held-in-portfolio at June 30, 2015, compared with 2.68% at December 31, 2014, in part due to the impact of the Doral Bank portfolio and the loans reclassified from the covered portfolio on the total loan base. Excluding these loans and related ALLL at June 30, 2015, the allowance to loans ratio was 2.59%. The ratio of the allowance to non-performing loans held-in-portfolio was 89.02% at June 30, 2015, compared with 82.43% at December 31, 2014.

At June 30, 2015, the allowance for loan losses for non-covered loans at the BPPR segment totaled $483 million, or 2.69% of non-covered loans held-in-portfolio, compared with $489 million, or 3.07% of non-covered loans held-in-portfolio, at December 31, 2014, inclusive of $13 million allowance transferred from covered loans, as mentioned above. The decrease in the allowance was driven by a $29 million charge-off in connection with the loans transferred to held-for-sale specifically reserved in prior quarters, coupled with a slight reduction in the general reserve component, offset in part by higher ASC 310-10 reserves for commercial loans. The ratio of the allowance to non-performing loans held-in-portfolio was 89.10% at June 30, 2015, compared with 80.00% at December 31, 2014. The annual review of the ALLL methodology resulted in a net decrease of $3 million.

The allowance for loan losses at the BPNA segment decreased slightly to $30 million, or 0.66% of loans held-in-portfolio, compared with $31 million, or 0.88% of loans held-in-portfolio, at December 31, 2014, driven by strong credit quality. The ratio of the allowance to non-performing loans held-in-portfolio was 87.76% at June 30, 2015, compared with 160.13% at December 31, 2014. The decrease in allowance coverage ratios was mainly related to the impact of the Doral portfolio. Excluding Doral Bank’s impact, the previously referred ratios stood at 0.81% and 117.90%, respectively. The annual review of the ALLL methodology resulted in a net increase of approximately $1 million.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, amounted to $216 million, or 2.16% of that portfolio, at June 30, 2015, compared with $211 million, or 2.60%, at December 31, 2014. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $207 million, or 2.74% of non-covered commercial loans held-in-portfolio, at June 30, 2015, including $8 million corresponding to loans transferred from covered loans compared with $202 million, or 3.16%, at December 31, 2014. The decrease in the allowance to loans ratio was due to the impact of the reclassified covered loans. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio amounted to $9 million at June 30, 2015, decreasing slightly by $1 million when compared to December 31, 2014. The allowance for loan losses for commercial loans held-in-portfolio at the BPNA segment was 0.35% of commercial loans held-in-portfolio, at June 30, 2015, compared with 0.55%, at December 31, 2014. The Corporation’s ratio of allowance to non-performing loans held-in-portfolio in the commercial loan category was 113.36% at June 30, 2015, compared with 81.18% at December 31, 2014.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, amounted to $9 million, or 1.29% of that portfolio, at June 30, 2015, compared with $7 million, or 2.65%, at December 31, 2014. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $7 million, or 5.78% of non-covered construction loans held-in-portfolio, at June 30, 2015, compared with $5 million, or 3.44%, at December 31, 2014. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $2 million, or 0.42% of construction loans held-in-portfolio, at June 30, 2015, compared with $1 million, or 1.28%, at December 31, 2014. The Corporation’s ratio of allowance to non-performing loans held-in portfolio in the construction loan category was 165.60% at June 30, 2015, compared with 48.29% at December 31, 2014. Stable allowance levels in the construction portfolio result from the de-risking strategies executed by the Corporation over the past several years.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $3 million, or 4.57% of that portfolio, at June 30, 2015, compared with $3 million, or 3.64%, at December 31, 2014. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 70.74% at June 30, 2015, compared with 190.55% at December 31, 2014.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $130 million, or 1.80% of that portfolio, at June 30, 2015, compared with $123 million, or 1.90%, at December 31, 2014. The decrease in the ratio was due to the impact of Doral Bank acquired mortgage loans in the loan base. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $126 million, or 2.02% of mortgage loans held-in-portfolio, excluding covered loans, at June 30, 2015, compared with $121 million, or 2.22%, respectively, at December 31, 2014. The increase was consistent with current credit quality trends, including higher non-performing loans. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio increased to $4 million, or 0.38% of mortgage loans held-in-portfolio, at June 30, 2015, compared with $2 million, or 0.23%, at December 31, 2014. Low allowance levels corresponds the sale of certain classified loans, including mortgage TDRs and non-performing loans during 2014. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $2 million, or 0.48% of that particular loan portfolio, compared with $2 million, or 0.61%, at December 31, 2014. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

The allowance for loan losses for the consumer portfolio, excluding covered loans, decreased to $146 million, or 3.79% of that portfolio, at June 30, 2015, compared to $168 million, or 4.35%, at December 31, 2014. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment at $134 million, or 3.94% of that portfolio, at June 30, 2015, compared with $154 million, or 4.55%, at December 31, 2014. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $12 million, or 2.65% of consumer loans, at June 30, 2015, compared with $14 million, or 2.98%, at December 31, 2014.

The following table presents the Corporation’s recorded investment in non-covered loans that were considered impaired and the related valuation allowance at June 30, 2015 and December 31, 2014.

Table 54 - Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	June 30, 2015		December 31, 2014
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$823.2	$139.0	$831.5	$140.1
No valuation allowance required	92.6	—	95.5	—

Total impaired loans	$915.8	$139.0	$927.0	$140.1

With respect to the $93 million portfolio of the non-covered impaired loans for which no allowance for loan losses was required at June 30, 2015, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average non-covered impaired loans for the quarters ended June 30, 2015 and June 30, 2014 were $956.5 million and $939.4 million, respectively. The Corporation recognized interest income on non-covered impaired loans of $9.0 million and $8.8 million for the quarters ended June 30, 2015 and 2014, respectively.

The following tables set forth the activity in the specific reserves for non-covered impaired loans for the quarters ended June 30, 2015 and 2014.

Table 55 - Activity in Specific ALLL for the Quarter Ended June 30, 2015

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$69,946	$158	$42,570	$—	$25,604	$687	$138,965
Provision for impaired loans	38,492	4,949	4,080	34	3,761	(39)	51,277
Less: Net charge-offs	(9,985)	(4,382)	(2,488)	—	(4,338)	(41)	(21,234)
Net write-downs	(29,997)	—	—	—	—	—	(29,997)

Specific allowance for loan losses at June 30, 2015	$68,456	$725	$44,162	$34	$25,027	$607	$139,011

Table 56 - Activity in Specific ALLL for the Quarter Ended June 30, 2014

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$30,892	$243	$53,916	$—	$29,413	$672	$115,136
Provision for impaired loans	13,576	537	2,371	—	4,316	16	20,816
Less: Net charge-offs	(7,871)	103	(2,472)	—	(4,686)	—	(14,926)

Specific allowance for loan losses at June 30, 2014	$36,597	$883	$53,815	$—	$29,043	$688	$121,026

For the quarter ended June 30, 2015, total net charge-offs for individually evaluated impaired loans amounted to approximately $21.2 million related to the BPPR segment.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 35% to 50% (including costs to sell). At June 30, 2015, the weighted average discount rate for the BPPR segment was 38%.

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

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2015.

Table 57 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

June 30, 2015
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	128	$281,311	38%
Legacy	1	1,357	100

[1]	Based on outstanding balance of total impaired loans.

December 31, 2014
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	140	$303,128	12%
Construction	6	10,693	79

[1]	Based on outstanding balance of total impaired loans.

At June 30, 2015, the Corporation accounted for $953 thousand impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the periods ended June 30, 2015 and December 31, 2014 are presented in Table 58.

Table 58 - Impaired Construction Loans Relied Upon “As is” or “As Developed”

June 30, 2015
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	6	$2,673	74%	1	$953	26%	95%

December 31, 2014
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	7	$7,653	58%	2	$5,616	42%	87%

Allowance for loan losses– Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $38 million at June 30, 2015, compared to $82 million at December 31, 2014. As of June 30, 2015, an allowance of $13 million was transferred from covered to non-covered category. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $34 million at June 30, 2015, compared with $79 million at December 31, 2014; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $4 million at June 30, 2015 and $3 million at December 31, 2014.

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

Geographic and government risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 38 to the consolidated financial statements. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.9% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014. Although the forecast for fiscal years 2015 and 2016 has not been made public, gross national product for fiscal year 2015 is expected to decrease, based on available monthly economic indicators. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is a coincident indicator of ongoing economic activity, reflected a 0.4% year-over-year reduction for June 2015, and a 1.6% reduction in the average for fiscal year 2015 (July 2014 to June 2015), compared to the prior fiscal year.

The Commonwealth of Puerto Rico (the “Commonwealth”) has experienced and continues to experience significant budget deficits, which have been historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. As a result of the downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings (as described below) and recent liquidity constraints at the Commonwealth central government level and GDB, the Commonwealth’s ability to finance future budget deficits is expected to be very limited.

The Government’s most recent estimate of the budget deficit for fiscal year 2015 is approximately $703 million. For fiscal year 2016, the Government recently approved a $9.8 billion budget, which is $235 million higher than the approved budget for fiscal year 2015 due primarily to a significant increase in debt service payments and special pension contributions.

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

In July 2014, certain holders of PREPA bonds and an investment manager, on behalf of funds which hold PREPA bonds, filed separate lawsuits in the United States District Court for the District of Puerto Rico (the “District Court”) seeking a declaratory judgment that the Recovery Act violates several provisions of the United States Constitution. The District Court consolidated the actions. On February 6, 2015, the District Court issued an opinion and order declaring the Recovery Act unconstitutional and stating that it was preempted by the federal Bankruptcy Code. The District Court permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth filed an expedited appeal before the United States Court of Appeals for the First Circuit and, on July 6, 2015, the Court of Appeals affirmed the lower court’s decision. The Commonwealth has announced that it intends to file a petition for certiorari in the United States Supreme Court.

On February 11, 2015, the Puerto Rico Resident Commissioner introduced a bill in the U.S. House of Representatives to permit the Government of Puerto Rico to authorize Puerto Rico municipalities and public corporations to restructure their debt obligations under Chapter 9 of the United States Bankruptcy Code. On July 15, 2015, Senator Richard Blumenthal filed a companion bill in the United States Senate. The Commonwealth and GDB have expressed their support for this amendment to the United States Bankruptcy Code. On February 26, 2015, public hearings were held to consider the bill. At this time it is unclear if the bill will be approved and, if it is approved, whether its effects will be retroactive or not.

On July 28, 2015, in a letter addressed to the Chairman of the Senate Committee on Finance, the United States Secretary of the Treasury endorsed the enactment of federal legislation granting the Commonwealth access to an orderly bankruptcy regime to resolve its financial obligations under the supervision of a United States bankruptcy court.

In response to the continued economic challenges, the Government of Puerto Rico engaged a group of former IMF economists to analyze the Commonwealth’s economic and financial stability and growth prospects. The group’s final report, commonly known as the “Krueger Report,” was delivered to the Governor of Puerto Rico on June 28, 2015 and states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility. Some of the report’s principal conclusions are as follows: (i) the economic problems of Puerto Rico are structural, not cyclical, and are not going away without structural reforms, (ii) fiscal deficits are much larger than assumed and are set to deteriorate, (iii) the central government deficits (as measured in the report) over the coming years imply an unsustainable trajectory of large financing gaps, and (iv) Puerto Rico’s public debt cannot be made sustainable without growth, nor can growth occur in the face of structural obstacles and doubts about debt sustainability.

The report concludes that, even after factoring in a substantial fiscal effort, a large residual financing gap persists into the next decade, implying a need for debt relief. To close the financing gap, the government would need to seek relief from a significant but progressively declining proportion of principal and interest falling due during fiscal years 2016-2024. The report acknowledges that any debt restructuring would be challenging as there is no precedent of this scale and scope, but concludes that, from an economic perspective, the fact remains that the central government faces large financing gaps even with substantial adjustment efforts (as there are limits to how much expenditures can be cut or taxes raised).

On June 29, 2015, the Governor of Puerto Rico issued an Executive Order to create the Puerto Rico Fiscal and Economic Recovery Working Group (the “Working Group”). The Working Group was created to consider the measures necessary, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and will be responsible for developing and recommending to the Governor of Puerto Rico a Puerto Rico Fiscal and Economic Adjustment Plan no later than August 30, 2015 and the legislative measures necessary to implement the Plan will be filed in the Legislative Assembly no later than October 1, 2015.

On July 13, 2015, GDB held an investors meeting to present the Krueger Report and the steps the Commonwealth proposes to take to prepare the Fiscal and Economic Adjustment Plan targeted at structurally reforming the Commonwealth’s economy, reducing the financing gap identified in the Krueger Report and implementing the necessary institutional reforms to execute such plan. The GDB President indicated in her presentation that the Fiscal and Economic Adjustment Plan will be comprehensive, will include structural and institutional reforms, revenue and expense measures and, as suggested by the Krueger Report, temporary adjustments to the terms of the Commonwealth’s accumulated debt load.

On August 1, 2015, the Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of GDB, missed substantially all of the debt service payment of $57.9 million due on such date on approximately $1.1 billion of bonds payable solely from Commonwealth legislative appropriations. The Puerto Rico Legislative Assembly had not included in the approved budget for fiscal year 2016 the funds necessary to pay principal and interest on these bonds. The Commonwealth has indicated that the non-appropriation of funds reflects serious liquidity concerns.

The Commonwealth has indicated that it is evaluating the implementation of various measures to deal with the liquidity challenges it expects to face during the first quarter of fiscal year 2016. Some of these measures include: (i) advances to the Treasury Department from the two largest government retirement systems for the payment by the Treasury Department of retirement benefits to participants; (ii) requiring certain Commonwealth instrumentalities to purchase at least $400 million aggregate principal amount of TRANs for fiscal year 2016; (iii) suspending during fiscal year 2016 Commonwealth set-asides required by Act No. 39 of May 13, 1976, as amended, for the payment of its general obligation debt; (iv) delay in the payment of third-party payables or amounts due to public corporations; and (v) delay in the payment of income tax refunds.

On May 29, 2015, the Commonwealth enacted Act No. 72 (“Act 72-2015”), which, inter alia, increased the sales and use tax (“SUT”) rate and provided for a transition to a value added tax (“VAT”) to substitute the central government’s portion of the SUT, subject to certain conditions. Commencing on July 1, 2015, transactions currently subject to the 7% SUT will be subject to an 11.5% SUT (10.5% collected by the Treasury Department, of which 0.5% goes to a special fund for the municipalities, and 1% collected by the municipalities). The SUT will be in effect until March 31, 2016, unless the Secretary of Treasury extends the effectiveness of the SUT for an additional 60 day period.

Commencing on October 1, 2015 and until March 31, 2016: (i) business-to-business transactions that are currently taxable will be subject to an 11.5% SUT, (ii) business-to-business services and designated professional services that were previously exempt from SUT will be subject to a Commonwealth SUT of 4% but no municipal SUT will apply to these services, and (iii) specific services will be exempt from SUT. After March 31, 2016 (or the extended sunset date provided for the SUT at the discretion of the Secretary of Treasury), all transactions subject to the SUT will be subject to a new VAT of 10.5% plus a 1% municipal SUT.

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

At June 30, 2015, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 729 million, of which approximately $ 673 million is outstanding ($ 1.0 billion and $ 811 million, respectively, at December 31, 2014). Of the amount outstanding, $ 565 million consists of loans and $ 108 million are securities ($ 689 million and $ 122 million, respectively, at December 31, 2014). Of this amount, $ 185 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 336 million at December 31, 2014). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 488 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 475 million at December 31, 2014). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. The Corporation performs periodic credit quality reviews on these issuers. Table 59 has a summary of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities.

Table 59 - Direct Exposure to the Puerto Rico Government

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government	$43,804	$—	$43,804	$43,804
Government Development Bank (GDB)	5,272	—	5,272	5,272
Public Corporations:
Puerto Rico Aqueduct and Sewer Authority	418	90,000	90,418	121,108
Puerto Rico Electric Power Authority	19	44,996	45,015	45,015
Puerto Rico Highways and Transportation Authority	4	—	4	4
Other	—	—	—	1,000
Municipalities	58,660	429,694	488,354	512,744

Total Direct Government Exposure	$108,177	$564,690	$672,867	$728,947

In addition, at June 30, 2015, the Corporation had $380 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($370 million at December 31, 2014). These included $301 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2014 - $289 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $50 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $29 million of industrial development notes ($49 million and $32 million, respectively, at December 31, 2014).

On October 10, 2014, GDB entered into a note purchase, revolving credit and term loan agreement with a syndicate of banks and other financial institutions providing for the issuance of up to $900 million of GDB short-term senior notes, guaranteed by the Commonwealth, the proceeds of which will be used to fund the purchase of an equal amount of TRANs of the Commonwealth. The TRANs, which also serve as collateral for the GDB notes, provide intra-year financing to the central Government to address timing differences between expected disbursements and receipts of taxes and revenues for fiscal year 2015. The GDB notes and the related Commonwealth’s tax and revenue anticipation notes matured on June 30, 2015 and were paid in full. BPPR participated in this credit facility with an aggregate commitment of $100 million in the term loan and revolving credit facilities.

During the quarter ended June 30, 2015, BPPR agreed to sell to an unaffiliated third party its $75 million loan part of a syndicated fuel line credit facility to PREPA. The sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee.

As further detailed in Notes 9 and 10 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $929 million of residential mortgages and $111 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2015. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the consolidated financial statements.

Adjusted results of operations – Non-GAAP Financial Measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”), the (“reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain transactions on the results of its operations. Through this MD&A, the Corporations present a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted basis” provides meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to the following tables for a reconciliation of the reported results to the “adjusted results” for the quarters and six months ended June 30, 2015 and 2014.

Table 60 - Adjusted Consolidated Statement of Operations for the Quarter Ended June 30, 2015 (Non-GAAP)

(Unaudited)	Quarter ended June 30, 2015
(In thousands)	Actual Results (US GAAP)	BPNA Reorganization [2]	Doral Acquisition [3]	OTTI [4]	Reversal DTA - PNA [5]	Loss on Bulk Sale of Covered OREOs [6]	Adjustment to FDIC Indemnification Asset [7]	Adjusted Results (Non-GAAP)
Net interest income	$362,553	$—	$—	$—	$—	$—	$—	$362,553
Provision for loan losses – non-covered loans	60,468	—	—	—	—	—	—	60,468
Provision for loan losses – covered loans [1]	15,766	—	—	—	—	—	—	15,766

Net interest income after provision for loan losses	286,319	—	—	—	—	—	—	286,319
Other-than -temporary impairment losses on investment securities	(14,445)	—	—	(14,445)	—	—	—	—
FDIC loss share income	19,075	—	—	—	—	17,566	(10,887)	12,396
Other non-interest income	136,129	—	961	—	—	—	—	135,168

Total non-interest income	140,759	—	961	(14,445)	—	17,566	(10,887)	147,564

Personnel costs	120,977	—	3,865	—	—	—	—	117,112
Net occupancy expenses	23,286	—	2,309	—	—	—	—	20,977
Equipment expenses	15,925	—	725	—	—	—	—	15,200
Professional fees	78,449	—	4,885	—	—	—	—	73,564
Communications	6,153	—	70	—	—	—	—	6,083
Business promotion	13,776	—	401	—	—	—	—	13,375
Other real estate owned (OREO) expenses	44,816	—	—	—	—	21,957	—	22,859
Restructuring costs	6,174	6,174	—	—	—	—	—	—
Other operating expenses	53,618	—	509	—	—	—	—	53,109

Total operating expenses	363,174	6,174	12,764	—	—	21,957	—	322,279

Income from continuing operations before income tax	63,904	(6,174)	(11,803)	(14,445)	—	(4,391)	(10,887)	111,604
Income tax (benefit) expense	(533,533)	—	(3,744)	(2,486)	(544,927)	(1,712)	(2,177)	21,513

Income from continuing operations	$597,437	$(6,174)	$(8,059)	$(11,959)	$544,927	$(2,679)	$(8,710)	$90,091

Income from discontinued operations, net of tax	$15	$15	$—	$—	$—	$—	$—	$—

Net income	$597,452	$(6,159)	$(8,059)	$(11,959)	$544,927	$(2,679)	$(8,710)	$90,091

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss sharing agreement.
[2]	Represents restructuring charges associated with the reorganization of BPNA.
[3]	Includes approximately $1.0 million of fees charged for services provided to the alliance co-bidders, including loan servicing and other interim services, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $3.9 million, building rent expense of Doral Bank’s administrative offices for $2.3 million, professional fees and business promotion expenses directly associated with the Doral Bank Transaction and systems conversion for $5.3 million and other expenses, including equipment, business promotions and communications, of $1.3 million.
[4]	Represents an other than temporary impairment (“OTTI”) recorded on Puerto Rico government investment securities available- for- sale. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s recent announcements regarding its ability to pay its debt, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other than temporary.
[5]	Represents the partial reversal of the valuation allowance of a portion of the deferred tax asset amounting to approximately $1.2 billion, at the U.S. operations.
[6]	Represents the loss on a bulk sale of covered OREOs completed in the second quarter and the related mirror accounting of the 80% reimbursable from the FDIC.
[7]	The quarter’s negative amortization of the FDIC’s Indemnification Asset included a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations.

Table 61 - Adjusted Consolidated Statement of Operations for the Quarter Ended June 30, 2014 (Non-GAAP)

(Unaudited)	Quarter ended June 30, 2014
(In thousands)	Actual Results (US GAAP)	TARP repayment discount amortization and Income Tax adjustments [2]	Goodwill impairment and Restructuring charges [3]	Adjusted Results (Non-GAAP)
Net interest income (expense)	$(59,381)	$(414,068)	$—	$354,687
Provision for loan losses – non-covered loans	50,074	—	—	50,074
Provision for loan losses – covered loans [1]	11,604	—	—	11,604

Net interest income after provision for loan losses	(121,059)	(414,068)	—	293,009
FDIC loss share income	(55,261)	—	—	(55,261)
Other non-interest income	118,050	—	—	118,050

Total non-interest income	62,789	—	—	62,789

Personnel costs	99,100	—	—	99,100
Net occupancy expenses	20,267	—	—	20,267
Equipment expenses	12,044	—	—	12,044
Professional fees	67,024	—	—	67,024
Communications	6,425	—	—	6,425
Business promotion	16,038	—	—	16,038
Other real estate owned (OREO) expenses	3,410	—	—	3,410
Restructuring costs	4,574	—	4,574	—
Other operating expenses	46,557	—	—	46,557

Total operating expenses	275,439	—	4,574	270,865

(Loss) income from continuing operations before income tax	(333,709)	(414,068)	(4,574)	84,933
Income tax (benefit) expense	(4,124)	(14,524)	—	10,400

(Loss) income from continuing operations	$(329,585)	$(399,544)	$(4,574)	$74,533

(Loss) income from discontinued operations, net of tax	$(181,729)	$—	$(181,729)	$—

Net (loss) income	$(511,314)	$(399,544)	$(186,303)	$74,533

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss sharing agreement.
[2]	Income tax adjustments include a benefit of approximately $23.4 million related to a Closing Agreement with the PR Department of Treasury, completed during the second quarter of 2014 and the negative impact of the deferred tax asset valuation allowance of approximately $8.9 million recorded at the Holding Company, due to the difference in the tax treatment of the interest expense related to the TARP funds and the newly issued $450 million senior notes.
[3]	Adjustments included within Loss from discontinued operations include approximately $186.5 million of goodwill impairment charge and $6.9 million in transaction costs, which include severance payment expenses, legal and other professional services, incurred in connection with the agreements to sell the U.S. regional operations. Adjustments within operating expenses are related to restructuring charges incurred in connection with the reorganization of PCB.

Table 62 - Adjusted Consolidated Statement of Operations (Non-GAAP) - Comparative Quarters

(Unaudited)	Adjusted Results (Non-GAAP) for the quarters ended
(In thousands)	June 30, 2015	June 30, 2014	Variance
Net interest income	$362,553	$354,687	$(7,866)
Provision for loan losses – non-covered loans	60,468	50,074	(10,394)
Provision for loan losses – covered loans [1]	15,766	11,604	(4,162)

Net interest income after provision for loan losses	286,319	293,009	6,690
FDIC loss share income	12,396	(55,261)	(67,657)
Other non-interest income	135,168	118,050	(17,118)

Total non-interest income	147,564	62,789	(84,775)

Personnel costs	117,112	99,100	(18,012)
Net occupancy expenses	20,977	20,267	(710)
Equipment expenses	15,200	12,044	(3,156)
Professional fees	73,564	67,024	(6,540)
Communications	6,083	6,425	342
Business promotion	13,375	16,038	2,663
Other real estate owned (OREO) expenses	22,859	3,410	(19,449)
Other operating expenses	53,109	46,557	(6,552)

Total operating expenses	322,279	270,865	(51,414)

Income from continuing operations before income tax	111,604	84,933	(26,671)
Income tax expense (benefit)	21,513	10,400	(11,113)

Income from continuing operations	$90,091	$74,533	$(15,558)

Net income	$90,091	$74,533	$(15,558)

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss sharing agreement.

Table 63 - Adjusted Consolidated Statement of Operations for the Six Months Ended June 30, 2015 (Non-GAAP)

For the six months ended June 30, 2015
(Unaudited)		Q1 2015		Q2 2015
(In thousands)	Actual Results (US GAAP)	BPNA Reorganization [2]	Doral Acquisition [3]	BPNA Reorganization [2]	Doral Acquisition [3]	OTTI [4]	Reversal DTA - PNA [5]	Loss on Bulk Sale of Covered OREOs [6]	Adjustment to FDIC Indemnification Asset [7]	Adjusted Results (Non- GAAP)
Net interest income	$705,748	$—	$—	$—	$—	$—	$—	$—	$—	$705,748
Provision for loan losses – non-covered loans	90,179	—	—	—	—	—	—	—	—	90,179
Provision for loan losses – covered loans [1]	26,090	—	—	—	—	—	—	—	—	26,090

Net interest income after provision for loan losses	589,479	—	—	—	—	—	—	—	—	589,479
Other-than-temporary impairment losses on investment securities	(14,445)	—	—	—	—	(14,445)	—	—	—	—
FDIC loss share income	23,214	—	—	—	—	—	—	17,566	(10,887)	16,535
Other non-interest income	247,225	—	1,121	—	961	—	—	—	—	245,143

Total non-interest income	255,994	—	1,121	—	961	(14,445)	—	17,566	(10,887)	261,678

Personnel costs	237,435	—	2,432	—	3,865	—	—	—	—	231,138
Net occupancy expenses	44,995	—	643	—	2,309	—	—	—	—	42,043
Equipment expenses	29,336	—	—	—	725	—	—	—	—	28,611
Professional fees	153,977	—	6,997	—	4,885	—	—	—	—	142,095
Communications	12,329	—	—	—	70	—	—	—	—	12,259
Business promotion	24,589	—	—	—	401	—	—	—	—	24,188
Other real estate owned (OREO) expenses	67,885	—	—	—	—	—	—	21,957	—	45,928
Restructuring costs	16,927	10,753	—	6,174	—	—	—	—	—	—
Other operating expenses	88,042	—	—	—	509	—	—	—	—	87,533

Total operating expenses	675,515	10,753	10,072	6,174	12,764	—	—	21,957	—	613,795

Income from continuing operations before income tax	169,958	(10,753)	(8,951)	(6,174)	(11,803)	(14,445)	—	(4,391)	(10,887)	237,362
Income tax (benefit) expense	(500,964)	—	(2,896)	—	(3,744)	(2,486)	(544,927)	(1,712)	(2,177)	56,978

Income from continuing operations	$670,922	$(10,753)	$(6,055)	$(6,174)	$(8,059)	$(11,959)	$544,927	$(2,679)	$(8,710)	$180,384

Income from discontinued operations, net of tax	$1,356	$1,341	$—	$15	$—	$—	$—	$—	$—	$—

Net income	$672,278	$(9,412)	$(6,055)	$(6,159)	$(8,059)	$(11,959)	$544,927	$(2,679)	$(8,710)	$180,384

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss sharing agreement.
[2]	Represents restructuring charges associated with the reorganization of BPNA.
[3]	Includes approximately $2.1 million of fees charged for services provided to the alliance co-bidders, including loan servicing and other interim services, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $6.3 million, building rent expense of Doral Bank’s administrative offices for $3.0 million, professional fees and business promotion expenses directly associated with the Doral Bank Transaction and systems conversion for $12.3 million and other expenses, including equipment, business promotions and communications, of $1.3 million.
[4]	Represents an other than temporary impairment (“OTTI”) recorded on Puerto Rico government investment securities available- for- sale. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s recent announcements regarding its ability to pay its debt, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other than temporary.
[5]	Represents the partial reversal of the valuation allowance of a portion of the deferred tax asset amounting to approximately $1.2 billion, at the U.S. operations.
[6]	Represents the loss on a bulk sale of covered OREOs completed in the second quarter and the related mirror accounting of the 80% reimbursable from the FDIC.
[7]	The quarter’s negative amortization of the FDIC’s Indemnification Asset included a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations.

Table 64 - Adjusted Consolidated Statement of Operations for the Six Months Ended June 30, 2014 (Non-GAAP)

(Unaudited)	For the six months ended June 30, 2014
		Q2 2014
(In thousands)	Actual Results (US GAAP)	TARP repayment discount amortization and Income Tax adjustments [2]	Goodwill impairment and Restructuring charges [3]	Adjusted Results (Non-GAAP)
Net interest income	$291,790	$(414,068)	$—	$705,858
Provision for loan losses – non-covered loans	104,196	—	—	104,196
Provision for loan losses – covered loans [1]	37,318	—	—	37,318

Net interest income after provision for loan losses	150,276	(414,068)	—	564,344
FDIC loss share income (expense)	(79,467)	—	—	(79,467)
Other non-interest income	238,288	—	—	238,288

Total non-interest income	158,821	—	—	158,821

Personnel costs	203,401	—	—	203,401
Net occupancy expenses	41,627	—	—	41,627
Equipment expenses	23,456	—	—	23,456
Professional fees	134,023	—	—	134,023
Communications	13,110	—	—	13,110
Business promotion	27,424	—	—	27,424
Other real estate owned (OREO) expenses	9,850	—	—	9,850
Restructuring costs	4,574	—	4,574	—
Other operating expenses	95,573	—	—	95,573

Total operating expenses	553,038	—	4,574	548,464

(Loss) income from continuing operations before income tax	(243,941)	(414,068)	(4,574)	174,701
Income tax expense	19,140	(15,393)	—	34,533

(Loss) income from continuing operations	$(263,081)	$(398,675)	$(4,574)	$140,168

Income from discontinued operations, net of tax	$(161,824)	$—	$(161,824)	$—

Net (loss) \income	$(424,905)	$(398,675)	$(166,398)	$140,168

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss sharing agreement.
[2]	Income tax adjustments include a benefit of approximately $23.4 million related to a Closing Agreement with the PR Department of Treasury, completed during the second quarter of 2014 and the negative impact of the deferred tax asset valuation allowance of approximately $8.0 million recorded at the Holding Company, due to the difference in the tax treatment of the interest expense related to the TARP funds and the newly issued $450 million senior notes.
[3]	Adjustments included within Loss from discontinued operations include approximately $186.5 million of goodwill impairment charge and $6.9 million in transaction costs, which include severance payment expenses, legal and other professional services, incurred in connection with the agreements to sell the U.S. regional operations. Adjustments within operating expenses are related to restructuring charges incurred in connection with the reorganization of PCB.

Table 65 - Adjusted Consolidated Statement of Operations (Non-GAAP) - Comparative Six Months Ended

(Unaudited)	Adjusted Results (Non-GAAP) for the six months ended
(In thousands)	June 30, 2015	June 30, 2014	Variance
Net interest income	$705,748	$705,858	$110
Provision for loan losses – non-covered loans	90,179	104,196	14,017
Provision for loan losses – covered loans [1]	26,090	37,318	11,228

Net interest income after provision for loan losses	589,479	564,344	(25,135)
FDIC loss share income	16,535	(79,467)	(96,002)
Other non-interest income	245,143	238,288	(6,855)

Total non-interest income	261,678	158,821	(102,857)

Personnel costs	231,138	203,401	(27,737)
Net occupancy expenses	42,043	41,627	(416)
Equipment expenses	28,611	23,456	(5,155)
Professional fees	142,095	134,023	(8,072)
Communications	12,259	13,110	851
Business promotion	24,188	27,424	3,236
Other real estate owned (OREO) expenses	45,928	9,850	(36,078)
Other operating expenses	87,533	95,573	8,040

Total operating expenses	613,795	548,464	(65,331)

Income from continuing operations before income tax	237,362	174,701	(62,661)
Income tax expense (benefit)	56,978	34,533	(22,445)

Income from continuing operations	$180,384	$140,168	$(40,216)

Net income	$180,384	$140,168	$(40,216)

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss sharing agreement.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

Weakness in the Puerto Rico economy and real estate market, together with the Puerto Rico government’s ongoing fiscal crisis, has adversely impacted and may continue to adversely impact us.

Popular is exposed to geographical and government risk. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.9% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014. Although the forecast for fiscal years 2015 and 2016 has not been made public, gross national product for fiscal year 2015 is expected to decrease, based on available monthly economic indicators. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is a coincident indicator of ongoing economic activity, reflected a 0.4% year-over-year reduction for June 2015, and a 1.6% reduction in the average for fiscal year 2015 (July 2014 to June 2015), compared to the prior fiscal year.

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

The Commonwealth of Puerto Rico (the “Commonwealth”) has experienced and continues to experience significant budget deficits, which have been historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. As a result of the downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings (as described below) and recent liquidity constraints at the Commonwealth central government and GDB, the Commonwealth’s ability to finance future budget deficits is expected to be very limited. The Government’s most recent estimate of the budget deficit for fiscal year 2015 is approximately $703 million. For fiscal year 2016, the Government recently approved a $9.8 billion budget, which is $235 million higher than the approved budget for fiscal year 2015 due primarily to a significant increase in debt service payments and special pension contributions.

In addition, the Commonwealth’s and GDB’s liquidity is significantly strained. GDB has stated that its internal liquidity projection shows that, absent a capital market transaction or the implementation of other potential liquidity enhancing or conservation measures, GDB would not have insufficient liquidity to meet its legal reserve requirement by late in the first quarter of fiscal year 2016 and may be unable to support the operations and liquidity needs of the Commonwealth, its public corporations and instrumentalities and municipalities. In that scenario, the Commonwealth may also be unable to obtain intra-year short-term financing for fiscal year 2016 through the issuance of Tax Revenue Anticipation Notes (“TRANs”). The Commonwealth currently projects that absent TRANs financing, the Commonwealth would deplete its cash resources in full during the first quarter of fiscal year 2016, even after considering the implementation of extraordinary short-term administrative measures to conserve cash. The Government has stated that the Commonwealth and GDB may be unable to honor all of their obligations as they come due and that the Commonwealth may also be unable to fund all necessary governmental programs and services if it does not have sufficient access to the capital markets or alternative sources of financing to satisfy its liquidity needs, or as a result of its fiscal challenges. The Commonwealth has also indicated that it may need to implement administrative and emergency measures in fiscal year 2016 and thereafter, which may include a moratorium on the payment of debt service, a debt adjustment, or other actions affecting creditors’ rights.

In response to the continued economic challenges, the Government of Puerto Rico engaged a group of former IMF economists to analyze the Commonwealth’s economic and financial stability and growth prospects. The group’s final report, commonly known as the “Krueger Report,” was delivered to the Governor of Puerto Rico on June 28, 2015 and states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility. Some of the report’s principal conclusions are as follows: (i) the economic problems of Puerto Rico are structural, not cyclical, and are not going away without structural reforms, (ii) fiscal deficits are much larger than assumed and are set to deteriorate, (iii) the central government deficits (as measured in the report) over the coming years imply an unsustainable trajectory of large financing gaps, and (iv) Puerto Rico’s public debt cannot be made sustainable without growth, nor can growth occur in the face of structural obstacles and doubts about debt sustainability. The report concludes that, even after factoring in a substantial fiscal effort, a large residual financing gap persists into the next decade, implying a need for debt relief.

Following the publication of the Krueger Report, the Governor of Puerto Rico created a Puerto Rico Fiscal and Economic Recovery Working Group (the “Working Group”) to consider the measures necessary to address the fiscal crisis of the Commonwealth and to develop a Puerto Rico Fiscal and Economic Adjustment Plan. The GDB has indicated that the Fiscal and Economic Adjustment Plan will be comprehensive, will include structural and institutional reforms, revenue and expense measures and, as suggested by the Krueger Report, temporary adjustments to the terms of the Commonwealth’s accumulated debt load.

As part of the Government’s efforts to address the fiscal challenges described above, on May 29, 2015, the Commonwealth enacted an increase in the sales and use tax (“SUT”) rate and provided for a transition to a value added tax (“VAT”) to substitute the central government’s portion of the SUT, subject to certain conditions. Under this legislation, certain business-to-business services and designated professional services that were previously exempt from SUT will now be subject to a Commonwealth SUT.

The Commonwealth’s public corporations and instrumentalities are also facing fiscal challenges. On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. The Recovery Act was challenged in the United States District Court for the District of Puerto Rico, which declared the Recovery Act unconstitutional and permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth filed an expedited appeal before the United States Court of Appeals for the First Circuit and, on July 6, 2015, the Court of Appeals affirmed the lower court’s decision. The Commonwealth has announced that it intends to file a petition for certiorari in the United States Supreme Court.

The Puerto Rico Resident Commissioner has introduced a bill in the U.S. House of Representatives to permit the Government of Puerto Rico to authorize Puerto Rico municipalities and public corporations to restructure their debt obligations under Chapter 9 of the United States Bankruptcy Code. On July 15, 2015, Senator Richard Blumenthal filed a companion bill in the United States Senate. The Commonwealth and GDB have expressed their support for this amendment to the United States Bankruptcy Code. At this time it is unclear if and when the bill will be approved and, if it is approved, whether its effects will be retroactive or not. Separately, the Unites States Secretary of the Treasury, in a letter addressed to the Chairman of the Senate Committee on Finance, has endorsed the enactment of federal legislation granting the Commonwealth access to an orderly bankruptcy regime to resolve its financial obligations under the supervision of a United States bankruptcy court.

Since February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) have lowered their ratings on the General Obligation bonds of the Commonwealth and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalyst, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and the GDB and their ability to access the capital markets. Currently, the Commonwealth’s general obligation bonds ratings are as follows: S&P, ‘CCC-’, Moody’s, ‘Caa2’, and Fitch, ‘CC’.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If global or local economic conditions worsen or the Government is unable to access the capital markets, manage its fiscal problems in an orderly manner and honor its obligations as they come due, those adverse effects could continue or worsen in ways that we are not able to predict. Furthermore, the Government’s response to the fiscal crisis will likely include additional revenue and expense reduction measures that may increase our expenses and have an adverse effect on our clients and the Puerto Rico economy in general, all of which could adversely impact our results of operations and financial condition. Any reduction in consumer spending or deterioration in creditworthiness of borrowers or their collateral as a result of these issues may also adversely impact our results of operations and financial condition.

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

On October 17, 2014, BPPR and the FDIC settled all claims and counterclaims that had been submitted to the review board. The settlement provides for an agreed valuation methodology for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. Although the terms of the settlement could delay the timing of reimbursement of certain loss-share claims from the FDIC, the settlement did not have a material adverse impact on BPPR’s current estimate of expected reimbursable losses for the covered portfolio through the end of the shared-loss arrangement under the commercial loss share agreement in the quarter ending June 30, 2015.

The shared-loss arrangement described above expired on June 30, 2015. As of that date BPPR had unreimbursed losses and expenses of $307.9 million under the commercial loss share agreement with the FDIC. On July 22, 2015, BPPR received reimbursement of $78.9 million from the FDIC covering claims filed prior to June 30, 2015. Taking into consideration this payment and claims submitted through that date, the total unreimbursed losses totaled $229.0 million, of which $177.8 million was submitted to the FDIC on July 30, 2015. Other than those reimbursements that are subject to the disputes described below, BPPR continues to work with the FDIC and expects to be reimbursed pursuant to the terms of the commercial loss share agreement.

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

In addition, in November and December 2014, BPPR proposed separate portfolio sales to the FDIC. The FDIC refused to consent to either sale, stating that those sales did not represent best efforts to maximize collections on shared-loss assets under the commercial loss share agreement. In March 2015 and May 2015, BPPR proposed two additional separate portfolio sales to the FDIC.

BPPR disagrees with the FDIC’s characterization of the November and December 2014 portfolio sale proposals and with the FDIC’s interpretation of the commercial shared loss agreement provision governing portfolio sales (the “Proposed Portfolio Sales”). Accordingly, on March 13, 2015, BPPR delivered to the FDIC a notice of dispute under the commercial loss share agreement. On June 8, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board resolve the disputes concerning the Proposed Portfolio Sales. On June 15, 2015, BPPR amended its statement of claim to include a claim for the FDIC-R’s refusal to timely concur in the third sale proposed in March 2015. On June 29, 2015, the FDIC informed BPPR that it would reimburse the Bank for losses arising from the third proposed sale, but only subject to conditions to which BPPR objects.

At June 30, 2015, there are approximately $248.7 million of loans that are subject to the resolution of the arbitration proceedings described above, with losses amounting to $141.3 million reflected in the FDIC indemnification asset as a receivable from the FDIC. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on June 30, 2015), with additional recovery sharing for three years thereafter. As of June 30, 2015, the carrying value of covered loans approximated $0.7 billion, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material reduction in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of June 30, 2015 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2015 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	—
May 1 - May 30	2,356	$32.25	—	—
June 1 - June 30	13,030	33.0	—	—

Total June 30, 2015	15,386	$32.89	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Popular, Inc. (1)

3.2	Restated By-laws of Popular, Inc. (1)

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: August 10, 2015	By:	/s/ Carlos J. Vázquez

Carlos J. Vázquez

Executive Vice President & Chief Financial Officer

Date: August 10, 2015	By:	/s/ Jorge J. García

Jorge J. García

Senior Vice President & Corporate Comptroller