Form 10-Q
period 2015-09-30
POPULAR INC
filed 2015-11-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,585,570 shares outstanding as of November 3, 2015.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$320,555	$381,095

Money market investments:
Securities purchased under agreements to resell	145,263	151,134
Time deposits with other banks	2,263,308	1,671,252

Total money market investments	2,408,571	1,822,386

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	37,825	80,945
Other trading securities	100,118	57,582
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	973,207	1,020,529
Other investment securities available-for-sale	4,527,724	4,294,630
Investment securities held-to-maturity, at amortized cost (fair value 2015 - $84,036; 2014 - $94,199)	100,295	103,170
Other investment securities, at lower of cost or realizable value (realizable value 2015 - $176,598; 2014 - $165,024)	173,657	161,906
Loans held-for-sale, at lower of cost or fair value	171,019	106,104

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	22,601,271	19,498,286
Loans covered under loss-sharing agreements with the FDIC	665,428	2,542,662
Less – Unearned income	103,205	93,835
Allowance for loan losses	570,514	601,792

Total loans held-in-portfolio, net	22,592,980	21,345,321

FDIC loss share asset	311,946	542,454
Premises and equipment, net	495,103	494,581
Other real estate not covered under loss-sharing agreements with the FDIC	155,826	135,500
Other real estate covered under loss-sharing agreements with the FDIC	35,701	130,266
Accrued income receivable	118,044	121,818
Mortgage servicing assets, at fair value	210,851	148,694
Other assets	2,221,054	1,646,443
Goodwill	504,925	465,676
Other intangible assets	71,393	37,595

Total assets	$35,530,794	$33,096,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$6,070,719	$5,783,748
Interest bearing	20,642,487	19,023,787

Total deposits	26,713,206	24,807,535

Federal funds purchased and assets sold under agreements to repurchase	1,085,765	1,271,657
Other short-term borrowings	1,200	21,200
Notes payable	1,674,511	1,711,828
Other liabilities	1,004,676	1,012,029
Liabilities from discontinued operations (Refer to Note 4)	1,800	5,064

Total liabilities	30,481,158	28,829,313

Commitments and contingencies (Refer to Note 26)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 103,745,956 shares issued (2014 – 103,614,553) and 103,556,285 shares outstanding (2014 – 103,476,847)	1,037	1,036
Surplus	4,200,805	4,196,458
Retained earnings	993,309	253,717
Treasury stock – at cost, 189,671 shares (2014 – 137,706)	(5,869)	(4,117)
Accumulated other comprehensive loss, net of tax	(189,806)	(229,872)

Total stockholders’ equity	5,049,636	4,267,382

Total liabilities and stockholders’ equity	$35,530,794	$33,096,695

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2015	2014	2015	2014
Interest income:
Loans	$364,458	$362,592	$1,094,222	$1,121,180
Money market investments	2,003	1,007	5,294	3,111
Investment securities	31,671	33,154	93,269	102,270
Trading account securities	3,150	4,446	8,872	15,047

Total interest income	401,282	401,199	1,201,657	1,241,608

Interest expense:
Deposits	28,357	26,533	80,479	79,614
Short-term borrowings	2,222	28,955	5,819	46,887
Long-term debt	19,968	19,290	58,876	496,896

Total interest expense	50,547	74,778	145,174	623,397

Net interest income	350,735	326,421	1,056,483	618,211
Provision for loan losses - non-covered loans	69,568	68,166	159,747	172,362
Provision (reversal) for loan losses - covered loans	(2,890)	12,463	23,200	49,781

Net interest income after provision for loan losses	284,057	245,792	873,536	396,068

Service charges on deposit accounts	40,960	40,585	120,115	119,181
Other service fees (Refer to Note 32)	56,115	54,839	169,162	164,125
Mortgage banking activities (Refer to Note 14)	24,195	14,402	58,372	21,868
Net gain (loss) and valuation adjustments on investment securities	136	(1,763)	141	(1,763)
Other-than-temporary impairment losses on investment securities	—	—	(14,445)	—
Trading account (loss) profit	(398)	740	(3,092)	3,772
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	15,593	602	29,645
Adjustments (expense) to indemnity reserves on loans sold	(5,874)	(9,480)	(9,981)	(27,281)
FDIC loss share-income (expense) (Refer to Note 33)	1,207	(4,864)	24,421	(84,331)
Other operating income	14,768	14,278	41,808	57,935

Total non-interest income	131,109	124,330	387,103	283,151

Operating expenses:
Personnel costs	120,863	104,542	358,298	307,943
Net occupancy expenses	21,277	21,203	66,272	62,830
Equipment expenses	14,739	12,370	44,075	35,826
Other taxes	9,951	15,369	29,638	42,575
Professional fees	77,154	67,649	231,131	201,672
Communications	6,058	6,455	18,387	19,565
Business promotion	12,325	13,062	36,914	40,486
FDIC deposit insurance	7,300	9,511	22,240	30,969
Other real estate owned (OREO) expenses	7,686	19,745	75,571	29,595
Other operating expenses	25,551	30,418	73,981	73,276
Amortization of intangibles	3,512	2,026	8,497	6,077
Restructuring costs (Refer to Note 6)	481	8,290	17,408	12,864

Total operating expenses	306,897	310,640	982,412	863,678

Income (loss) from continuing operations before income tax	108,269	59,482	278,227	(184,459)
Income tax expense (benefit)	22,620	26,667	(478,344)	45,807

Income (loss) from continuing operations	85,649	32,815	756,571	(230,266)
(Loss) income from discontinued operations, net of tax (Refer to Note 4)	(9)	29,758	1,347	(132,066)

Net Income (Loss)	$85,640	$62,573	$757,918	$(362,332)

Net Income (Loss) Applicable to Common Stock	$84,709	$61,643	$755,126	$(365,124)

Net Income (Loss) per Common Share – Basic
Net income (loss) from continuing operations	$0.82	0.31	7.33	(2.27)
Net income (loss) from discontinued operations	—	0.29	0.01	(1.28)

Net Income (Loss) per Common Share – Basic	$0.82	$0.60	$7.34	$(3.55)

Net Income (Loss) per Common Share – Diluted
Net income (loss) from continuing operations	$0.82	0.31	7.31	(2.27)
Net income (loss) from discontinued operations	—	0.29	0.01	(1.28)

Net Income (Loss) per Common Share – Diluted	$0.82	$0.60	$7.32	$(3.55)

Dividends Declared per Common Share	$0.15	$—	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Quarters ended, September 30,		Nine months ended, September 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$85,640	$62,573	$757,918	$(362,332)

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(31)	98	(1,704)	(2,620)
Reclassification adjustment for losses included in net income	—	—	—	7,718
Amortization of net losses of pension and postretirement benefit plans	5,025	2,127	15,075	6,379
Amortization of prior service cost of pension and postretirement benefit plans	(950)	(950)	(2,850)	(2,850)
Unrealized holding gains (losses) on investments arising during the period	28,669	(20,081)	22,820	34,585
Other-than-temporary impairment included in net income	—	—	14,445	—
Reclassification adjustment for gains included in net income	(136)	(1,763)	(141)	(1,763)
Unrealized net losses on cash flow hedges	(2,575)	(684)	(4,106)	(4,957)
Reclassification adjustment for net losses included in net income	1,664	1,120	3,973	4,745

Other comprehensive income (loss) before tax	31,666	(20,133)	47,512	41,237
Income tax (expense) benefit	(2,441)	357	(7,446)	(2,559)

Total other comprehensive income (loss) , net of tax	29,225	(19,776)	40,066	38,678

Comprehensive income (loss), net of tax	$114,865	$42,797	$797,984	$(323,654)

Tax effect allocated to each component of other comprehensive income (loss):

	Quarters ended September 30,		Nine months ended, September 30,
(In thousands)	2015	2014	2015	2014
Amortization of net losses of pension and postretirement benefit plans	$(1,961)	$(829)	$(5,880)	$(2,488)
Amortization of prior service cost of pension and postretirement benefit plans	371	370	1,112	1,112
Unrealized holding gains (losses) on investments arising during the period	(1,234)	986	(272)	(1,265)
Other-than-temporary impairment included in net income	—	—	(2,486)	—
Reclassification adjustment for gains included in net income	27	—	28	—
Unrealized net losses on cash flow hedges	1,004	267	1,601	1,933
Reclassification adjustment for net losses included in net income	(648)	(437)	(1,549)	(1,851)

Income tax (expense) benefit	$(2,441)	$357	$(7,446)	$(2,559)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2013	$1,034	$50,160	$4,170,152	$594,430	$(881)	$(188,745)	$4,626,150
Net loss				(362,332)			(362,332)
Issuance of stock	2		4,321				4,323
Tax windfall benefit on vesting of restricted stock			417				417
Repurchase of TARP-related warrants			(3,000)				(3,000)
Dividends declared:
Preferred stock				(2,792)			(2,792)
Common stock purchases					(3,063)		(3,063)
Common stock reissuance					11		11
Other comprehensive income, net of tax						38,678	38,678

Balance at September 30, 2014	$1,036	$50,160	$4,171,890	$229,306	$(3,933)	$(150,067)	$4,298,392

Balance at December 31, 2014	$1,036	$50,160	$4,196,458	$253,717	$(4,117)	$(229,872)	$4,267,382
Net income				757,918			757,918
Issuance of stock	1		4,176				4,177
Tax windfall benefit on vesting of restricted stock			171				171
Dividends declared:
Common stock				(15,534)			(15,534)
Preferred stock				(2,792)			(2,792)
Common stock purchases					(1,798)		(1,798)
Common stock reissuance					46		46
Other comprehensive income, net of tax						40,066	40,066

Balance at September 30, 2015	$1,037	$50,160	$4,200,805	$993,309	$(5,869)	$(189,806)	$5,049,636

Disclosure of changes in number of shares:						September 30, 2015	September 30, 2014
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						103,614,553	103,435,967
Issuance of stock						131,403	143,945

Balance at end of the period						103,745,956	103,579,912
Treasury stock						(189,671)	(131,706)

Common Stock – Outstanding						103,556,285	103,448,206

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$757,918	$(362,332)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	182,947	215,378
Goodwill impairment losses	—	186,511
Amortization of intangibles	8,497	7,351
Depreciation and amortization of premises and equipment	35,459	35,407
Net accretion of discounts and amortization of premiums and deferred fees	(58,637)	298,318
Other-than-temporary impairment on investment securities	14,445	—
Fair value adjustments on mortgage servicing rights	5,808	18,424
FDIC loss share (income) expense	(24,421)	84,331
Adjustments (expense) to indemnity reserves on loans sold	9,981	27,281
Earnings from investments under the equity method	(17,085)	(31,930)
Deferred income tax (benefit) expense	(496,279)	34,175
(Gain) loss on:
Disposition of premises and equipment	(2,939)	(2,578)
Sale and valuation adjustments of investment securities	(141)	1,763
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(24,657)	(69,391)
Sale of foreclosed assets, including write-downs	56,391	13,147
Disposal of discontinued business	—	(28,025)
Acquisitions of loans held-for-sale	(331,860)	(232,430)
Proceeds from sale of loans held-for-sale	71,296	97,638
Net originations on loans held-for-sale	(574,942)	(512,521)
Net (increase) decrease in:
Trading securities	783,304	883,035
Accrued income receivable	11,582	11,437
Other assets	61,179	124,669
Net increase (decrease) in:
Interest payable	(10,612)	(11,747)
Pension and other postretirement benefits obligation	2,567	(4,478)
Other liabilities	(39,053)	33,821

Total adjustments	(337,170)	1,179,586

Net cash provided by operating activities	420,748	817,254

Cash flows from investing activities:
Net increase in money market investments	(586,185)	(194,668)
Purchases of investment securities:
Available-for-sale	(1,239,962)	(1,825,654)
Held-to-maturity	(250)	(1,000)
Other	(39,391)	(97,301)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,152,074	1,327,672
Held-to-maturity	4,428	29,834
Other	45,497	90,530
Proceeds from sale of investment securities:
Available-for-sale	96,760	91,298
Other	12,928	27,356
Net repayments on loans	318,919	628,571
Proceeds from sale of loans	27,780	233,527
Acquisition of loan portfolios	(173,505)	(356,710)
Acquisition of trademark	(50)	—
Net payments from FDIC under loss sharing agreements	245,416	179,250
Net cash received and acquired from business combination	731,279	—
Acquisition of servicing advances	(61,304)	—
Cash paid related to business acquisition	(17,250)	—
Net cash disbursed from disposal of discontinued business	—	(233,967)
Mortgage servicing rights purchased	(2,400)	—
Acquisition of premises and equipment	(41,109)	(39,604)
Proceeds from sale of:
Premises and equipment	10,166	12,144
Foreclosed assets	115,078	110,677

Net cash provided by (used in) used in investing activities	598,919	(18,045)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(289,444)	(212,264)
Federal funds purchased and assets sold under agreements to repurchase	(185,892)	(8,580)
Other short-term borrowings	(148,215)	(400,000)
Payments of notes payable	(719,575)	(1,047,546)
Proceeds from issuance of notes payable	263,286	781,905
Proceeds from issuance of common stock	4,177	4,323
Dividends paid	(2,792)	(2,792)
Repurchase of TARP - related warrants	—	(3,000)
Net payments for repurchase of common stock	(1,752)	(3,052)

Net cash used in financing activities	(1,080,207)	(891,006)

Net decrease in cash and due from banks	(60,540)	(91,797)
Cash and due from banks at beginning of period	381,095	423,211

Cash and due from banks at the end of period, including discontinued operations	320,555	331,414
Less: cash from discontinued operations	—	9,500

Cash and due from banks at the end of the period	$320,555	$321,914

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 include the cash flows from operating, investing and financing activities associated with discontinued operations.

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

Certain residential mortgage loans and commercial loans acquired as part of the Doral Bank Transaction were considered impaired. Accordingly, the Corporation applied the guidance of ASC Subtopic 310-30. Under this guidance, the loans acquired from the FDIC were aggregated into pools based on similar characteristics, including factors such as loan type, interest rate type, accruing status, and amortization type. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as a reduction in the allowance for loan losses, if any, and then as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Refer to Note 11 to the consolidated financial statements for additional information with respect to the loans acquired as part of the Doral Bank Transaction that were considered impaired.

Note 3 – New accounting pronouncements

FASB Accounting Standards Update (“ASU”) 2015-16, Business Combination - (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

The FASB issued ASU 2015-16 in September 2015, which eliminates the requirement to retrospectively adjust and revise prior period financial statements for measurement period adjustments related to a business combination. The new guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization, and other income statement items and their related tax effects, is now required to be recognized in the period the adjustment amount is determined and within the respective financial statement line items affected.

The new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. In addition, the amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.

The Corporation expects to early adopt this accounting pronouncement during the fourth quarter of 2015, in connection with the Doral Bank Transaction.

FASB Accounting Standards Update 2015-15, Interest- Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The FASB issued ASU 2015-15 in August 2015 since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff clarified that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material impact on the presentation of its consolidated statements of financial condition or on its results of operations.

FASB Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

The FASB issued ASU 2015-14 in August 2015, which defers the effective date of ASU 2014-09 for all entities by one year. Therefore, ASU 2014-09 is now effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2016.

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

The amendments in this ASU were originally effective in the first quarter of 2017. However, in August 2015, the FASB issued ASU 2015-14, which defers the effective date until January 1, 2018.

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

After the sale of these three regions, at September 30, 2015, there were no assets held within the discontinued operations. As of September 30, 2015, liabilities within discontinued operations amounted to approximately $1.8 million, mainly comprised of the indemnity reserve related to the California regional sale.

The following table provides the components of net income from the discontinued operations for the quarters and nine months ended September 30, 2015 and 2014.

	Quarters ended September 30,		Nine month period ended September 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$—	$16,022	$—	$56,911
Provision (reversal) for loan losses	—	—	—	(6,764)
Net gain on sale of regions	—	25,775	—	25,775
Other non-interest income	—	6,567	—	26,488

Total non-interest income	—	32,342	—	52,263

Operating expenses:
Personnel costs	9	11,941	—	32,910
Net occupancy expenses	—	(1,305)	—	5,871
Professional fees	—	4,916	(1,348)	13,612
Goodwill impairment charge	—	—	—	186,511
Other operating expenses	—	3,054	1	9,100

Total operating expenses	9	18,606	(1,347)	248,004

Net (loss) income from discontinued operations	$(9)	$29,758	$1,347	$(132,066)

Note 5 – Business combination

On February 27, 2015, BPPR, the Corporation’s Puerto Rico banking subsidiary, in an alliance with co-bidders, including BPNA, the Corporation’s U.S. mainland banking subsidiary, acquired certain assets and all deposits (other than certain brokered deposits) of former Doral Bank from the Federal Deposit Insurance Corporation (FDIC), as receiver (the “Doral Bank Transaction”).

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

During the second and third quarters of 2015, retrospective adjustments were made to the estimated fair values of certain assets and liabilities assumed with the Doral Bank Transaction to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments resulted in a decrease of $2.1 million to the initial fair value estimate of the mortgage servicing rights, a decrease in other liabilities assumed of $0.5 million and, an increase of $2.6 million in the receivable from the FDIC related to the acquisition cost of deposits, all of which were adjusted against goodwill.

The following table presents the fair values of major classes of identifiable assets acquired and liabilities assumed by the Corporation as of February 27, 2015, which includes updated fair value adjustments of the mortgage servicing rights initially recorded as a contingent asset and of the deposits.

(In thousands)	Book value prior to purchase accounting adjustments	Fair value adjustments	Additional consideration[1]	As recorded by Popular, Inc. on February 27, 2015
Assets:
Cash and due from banks	$339,633	$—	$—	$339,633
Investment in available-for-sale securities	172,706	—	—	172,706
Investments in FHLB stock	30,785	—	—	30,785
Loans	1,718,208	(52,452)	—	1,665,756
Accrued income receivable	7,808	—	—	7,808
Receivable from the FDIC	—	—	441,721	441,721
Core deposit intangible	23,572	—	—	23,572
Other assets	67,676	7,569	—	75,245

Total assets	$2,360,388	$(44,883)	$441,721	$2,757,226

Liabilities:
Deposits	$2,193,404	$8,051	$—	$2,201,455
Advances from the Federal Home Loan Bank	542,000	5,187	—	547,187
Other liabilities	50,728	(511)	—	50,217

Total liabilities	$2,786,132	$12,727	$—	$2,798,859

Excess of liabilities assumed over assets acquired	$425,744
Aggregate fair value adjustments		$(57,610)

Additional consideration			$441,721

Goodwill on acquisition				$41,633

[1]	The additional consideration represents the cash to be received from the FDIC for the difference between the net liabilities assumed and the net premium paid on the transaction.

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

Core deposit intangible

This intangible asset represents the value of the relationships that Doral Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the core deposit base, interest costs, and the net maintenance cost attributable to customer deposits, and the cost of alternative funds. The core deposit intangible asset will be amortized over a period of ten years.

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

The operating results of the Corporation for the quarter and nine months periods ended on September 30, 2015 include the operating results produced by the acquired assets and assumed liabilities. This includes approximately $30.9 million and $79.3 million in gross revenues and approximately $19.1 million and $60.3 million in operating expenses for the quarter and nine months periods ended on September 30, 2015, respectively. The Corporation believes that given the amount of assets and liabilities assumed, the size of the operations acquired in relation to Popular’s operations and the significant amount of fair value adjustments, the historical results of Doral Bank are not meaningful to Popular’s results, and thus no pro forma information is presented.

Note 6 – Restructuring plan

As discussed in Note 4, in connection with the sale of the operations of the California, Illinois and Central Florida regions, the Corporation has relocated certain back office operations, previously conducted in these regions, to Puerto Rico and New York. The Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) to eliminate and re-locate employment positions, terminate contracts and incur other costs associated with moving the operations to Puerto Rico and New York. The Corporation has incurred restructuring charges of approximately $44.1 million, of which approximately $26.7 million were incurred during 2014 and $17.4 million during the nine months ended September 30, 2015. As of September 30, 2015, the restructuring related to the U.S. operations has been substantially completed. The Corporation does not anticipate any significant restructuring expenses to be incurred prospectively.

The following table details the expenses recorded by the Corporation that were associated with the PCB Restructuring Plan:

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015
Personnel costs	$496	$12,728
Net occupancy expenses	208	3,254
Equipment expenses	15	239
Professional fees	(406)	375
Other operating expenses	168	812

Total restructuring costs	$481	$17,408

The following table presents the activity in the reserve for the restructuring costs associated with the PCB Restructuring Plan:

(In thousands)
Balance at January 1, 2015	$13,536
Charges expensed during the period	7,725
Payments made during the period	(20,469)

Balance at September 30, 2015	$792

Note 7 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.1 billion at September 30, 2015 (December 31, 2014 - $ 1.0 billion). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2015, the Corporation held $32 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2014 - $45 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

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

(In thousands)	September 30, 2015	December 31, 2014
Investment securities available-for-sale, at fair value	$2,439,298	$1,700,820
Investment securities held-to-maturity, at amortized cost	57,170	60,515
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	395,461	480,441
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	7,542,089	8,820,204

Total pledged assets	$10,434,018	$11,061,980

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At September 30, 2015, the Corporation had $ 1.5 billion in investment securities available-for-sale and $ 0.5 billion in loans that served as collateral to secure public funds (December 31, 2014 - $ 0.7 billion and $ 0.7 billion, respectively).

At September 30, 2015, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $3.6 billion (December 31, 2014 - $3.7 billion). Refer to Note 20 to the consolidated financial statements for borrowings outstanding under these credit facilities. At September 30, 2015, the credit facilities authorized with the FHLB were collateralized by $ 4.8 billion in loans held-in-portfolio (December 31, 2014 - $ 4.5 billion). Also, at September 30, 2015, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $1.5 billion, which remained unused as of such date (December 31, 2014 - $2.1 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2015, the credit facilities with the Fed discount window were collateralized by $ 2.7 billion in loans held-in-portfolio (December 31, 2014 - $ 4.1 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

Note 9 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at September 30, 2015 and December 31, 2014.

	At September 30, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$25,070	$591	$—	$25,661	4.09%
After 1 to 5 years	1,013,895	6,617	—	1,020,512	1.01

Total U.S. Treasury securities	1,038,965	7,208	—	1,046,173	1.09

Obligations of U.S. Government sponsored entities
Within 1 year	10,000	17	—	10,017	1.61
After 1 to 5 years	964,801	4,172	815	968,158	1.34
After 5 to 10 years	250	3	—	253	5.64
After 10 years	23,000	67	—	23,067	3.21

Total obligations of U.S. Government sponsored entities	998,051	4,259	815	1,001,495	1.38

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,744	3	—	2,747	3.94
After 1 to 5 years	7,162	—	214	6,948	4.00
After 5 to 10 years	5,940	—	1,962	3,978	4.02
After 10 years	18,580	—	5,820	12,760	6.99

Total obligations of Puerto Rico, States and political subdivisions	34,426	3	7,996	26,433	5.61

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	17,876	920	—	18,796	3.00
After 5 to 10 years	43,668	936	—	44,604	2.72
After 10 years	1,600,824	12,395	19,849	1,593,370	1.99

Total collateralized mortgage obligations - federal agencies	1,662,368	14,251	19,849	1,656,770	2.01

Mortgage-backed securities
After 1 to 5 years	24,436	1,211	7	25,640	4.65
After 5 to 10 years	268,439	6,337	27	274,749	2.52
After 10 years	1,417,444	41,317	1,957	1,456,804	3.00

Total mortgage-backed securities	1,710,319	48,865	1,991	1,757,193	2.95

Equity securities (without contractual maturity)	1,351	1,045	7	2,389	7.91

Other
After 1 to 5 years	9,004	11	—	9,015	1.70
After 5 to 10 years	1,416	47	—	1,463	3.62

Total other	10,420	58	—	10,478	1.96

Total investment securities available-for-sale	$5,455,900	$75,689	$30,658	$5,500,931	2.04%

	At December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$698,003	$2,226	$75	$700,154	1.14%

Total U.S. Treasury securities	698,003	2,226	75	700,154	1.14

Obligations of U.S. Government sponsored entities
Within 1 year	42,140	380	—	42,520	1.61
After 1 to 5 years	1,603,245	1,168	9,936	1,594,477	1.26
After 5 to 10 years	67,373	58	2,271	65,160	1.72
After 10 years	23,000	—	184	22,816	3.18

Total obligations of U.S. Government sponsored entities	1,735,758	1,606	12,391	1,724,973	1.31

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,765	17	—	2,782	3.83
After 1 to 5 years	1,024	38	—	1,062	8.40
After 5 to 10 years	22,552	2	2,331	20,223	5.82
After 10 years	48,823	40	11,218	37,645	6.22

Total obligations of Puerto Rico, States and political subdivisions	75,164	97	13,549	61,712	6.04

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	3,687	87	—	3,774	2.66
After 5 to 10 years	25,202	985	—	26,187	2.93
After 10 years	1,905,763	13,109	38,803	1,880,069	2.03

Total collateralized mortgage obligations - federal agencies	1,934,652	14,181	38,803	1,910,030	2.04

Mortgage-backed securities
After 1 to 5 years	27,339	1,597	—	28,936	4.68
After 5 to 10 years	147,182	7,314	1	154,495	3.51
After 10 years	676,567	45,047	683	720,931	3.93

Total mortgage-backed securities	851,088	53,958	684	904,362	3.88

Equity securities (without contractual maturity)	1,351	1,271	—	2,622	5.03

Other
After 1 to 5 years	9,277	10	—	9,287	1.69
After 5 to 10 years	1,957	62	—	2,019	3.63

Total other	11,234	72	—	11,306	2.03

Total investment securities available-for-sale	$5,307,250	$73,411	$65,502	$5,315,159	2.04%

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

During the nine months ended September 30, 2015 the Corporation sold U.S. agency securities and obligations from the Puerto Rico government and its political subdivisions. The proceeds from these sales were $ 96.8 million. The Corporation realized a gain of $ 141 thousand on these transactions. During the nine months ended September 30, 2014 the Corporation sold approximately $94.2 million in mortgage backed securities and collateralized mortgage obligations at the BPNA segment. The proceeds from this sale were $91.3 million. The Corporation realized a loss of $1.8 million on this transaction.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$65,391	$90	$203,748	$725	$269,139	$815
Obligations of Puerto Rico, States and political subdivisions	868	173	20,803	7,823	21,671	7,996
Collateralized mortgage obligations - federal agencies	184,932	970	871,984	18,879	1,056,916	19,849
Mortgage-backed securities	348,969	1,451	23,523	540	372,492	1,991
Equity securities	43	7	—	—	43	7

Total investment securities available-for-sale in an unrealized loss position	$600,203	$2,691	$1,120,058	$27,967	$1,720,261	$30,658

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$49,465	$75	$—	$—	$49,465	$75
Obligations of U.S. Government sponsored entities	888,325	6,866	429,835	5,525	1,318,160	12,391
Obligations of Puerto Rico, States and political subdivisions	14,419	3,031	41,084	10,518	55,503	13,549
Collateralized mortgage obligations - federal agencies	539,658	13,774	733,814	25,029	1,273,472	38,803
Mortgage-backed securities	457	4	25,486	680	25,943	684

Total investment securities available-for-sale in an unrealized loss position	$1,492,324	$23,750	$1,230,219	$41,752	$2,722,543	$65,502

As of September 30, 2015, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $31 million, driven by U.S. Agency Collateralized Mortgage Obligations, Mortgage-backed securities and obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all US Agencies’ securities, management considers the U.S. Agency guarantee. The portfolio of obligations of the Puerto Rico Government is mostly comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

Management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis. Once a decline in value is determined to be other-than-temporary, the value of a debt security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. Also, for equity securities that are considered other-than-temporarily impaired, the excess of the security’s carrying value over its fair value at the evaluation date is accounted for as a loss in the results of operations. The OTTI analysis requires management to consider various factors, which include, but are not limited to: (1) the length of time and the extent to which fair value has been less than the amortized cost basis, (2) the financial condition of the issuer or issuers, (3) actual collateral attributes, (4) the payment structure of the debt security and the likelihood of the issuer being able to make payments, (5) any rating changes by a rating agency, (6) adverse conditions specifically related to the security, industry, or a geographic area, and (7) management’s intent to sell the debt security or whether it is more likely than not that the Corporation would be required to sell the debt security before a forecasted recovery occurs. At September 30, 2015, management performed its quarterly analysis of all debt securities in an unrealized loss position.

During the second quarter of 2015, the Corporation recognized an other-than-temporary impairment charge of $14.4 million on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. At June 30, 2015 these securities were rated Caa2 and CCC- by Moody’s and S&P, respectively. Notwithstanding the payment priorities established by the Puerto Rico Constitution for these securities, Puerto Rico’s fiscal and economic situation, together with the Government’s announcements regarding its ability to pay its debt and its intention to pursue a comprehensive debt restructuring, led management to conclude that the unrealized losses on these government securities were other-than-temporary. The Corporation determined that the entire balance of the unrealized loss carried by these securities was attributed to estimated credit losses. Accordingly, the other-than-temporary impairment was recognized in its entirety in the accompanying consolidated statement of operations and no amount remained recognized in the accompanying statement of other comprehensive income related to these specific securities. These securities, for which an other-than-temporary impairment was recorded, were sold during the third quarter of 2015, resulting in a realized gain of $0.1 million. The proceeds from this sale were $26.8 million.

Further negative evidence impacting the liquidity and sources of repayment of the obligations of Puerto Rico and its political subdivisions, could result in a further charge to earnings to recognize estimated credit losses determined to be other-than-temporary. At September 30, 2015, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis.

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

	September 30, 2015		December 31, 2014
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,204,701	$2,212,441	$1,746,807	$1,736,987
FHLB	360,171	361,276	737,149	732,894
Freddie Mac	1,015,526	1,017,525	1,117,865	1,112,485

Note 10 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at September 30, 2015 and December 31, 2014.

	At September 30, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,920	$—	$440	$2,480	5.90%
After 1 to 5 years	13,655	—	4,714	8,941	5.98
After 5 to 10 years	20,020	—	7,637	12,383	6.14
After 10 years	62,114	4,548	7,999	58,663	2.09

Total obligations of Puerto Rico, States and political subdivisions	98,709	4,548	20,790	82,467	3.56

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	86	5	—	91	5.45

Total collateralized mortgage obligations - federal agencies	86	5	—	91	5.45

Other
After 1 to 5 years	1,500	—	22	1,478	1.21

Total other	1,500	—	22	1,478	1.21

Total investment securities held-to-maturity	$100,295	$4,553	$20,812	$84,036	3.53%

	At December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,740	$—	$8	$2,732	5.84%
After 1 to 5 years	12,830	—	764	12,066	5.95
After 5 to 10 years	21,325	—	6,003	15,322	6.09
After 10 years	64,678	3,342	5,543	62,477	2.22

Total obligations of Puerto Rico, States and political subdivisions	101,573	3,342	12,318	92,597	3.60

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	97	5	—	102	5.45

Total collateralized mortgage obligations - federal agencies	97	5	—	102	5.45

Other
Within 1 year	250	—	—	250	1.33
After 1 to 5 years	1,250	—	—	1,250	1.10

Total other	1,500	—	—	1,500	1.14

Total investment securities held-to-maturity	$103,170	$3,347	$12,318	$94,199	3.57%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$36,130	$20,790	$36,130	$20,790
Other	1,478	22	—	—	1,478	22

Total investment securities held-to-maturity in an unrealized loss position	$1,478	$22	$36,130	$20,790	$37,608	$20,812

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$373	$2	$45,969	$12,316	$46,342	$12,318

Total investment securities held-to-maturity in an unrealized loss position	$373	$2	$45,969	$12,316	$46,342	$12,318

As indicated in Note 9 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2015 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $57 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $42 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default.

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

As a result of the expiration of the shared-loss arrangement under the commercial loss share agreement on June 30, 2015, approximately $1.5 billion in loans and $18 million in OREOs were reclassified as “non-covered” in the accompanying statement of financial condition during the quarter ended June 30, 2015, because they are no longer subject to the shared-loss payments by the FDIC. However, included in these balances were loans with carrying amount at June 30, 2015 of approximately $248.7 million that are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC related primarily to (i) the FDIC’s denial of reimbursements for certain charge-offs claimed by BPPR with respect to certain loans and the treatment of those loans as “shared-loss assets” under the commercial loss share agreement; and (ii) the denial by the FDIC of portfolio sale proposals submitted by BPPR pursuant to the applicable commercial shared loss agreement provision governing portfolio sales. Until the disputes described above are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. Refer to additional information of these disputes on Note 26, Commitment and Contingencies.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in 2014 Annual Report.

Change in non-accrual accounting policy for guaranteed residential mortgage loans

During the quarter ended September 30, 2015, the Corporation changed its policy on interest income recognition for residential mortgage loans guaranteed by the Federal Housing Administration (“FHA”) or the Veterans Administration (“VA”). Previously, the Corporation discontinued the recognition of interest income on these loans when they were 18-months delinquent as to principal or interest. The Corporation modified its policy to discontinue the recognition of interest when 15-months delinquent as to principal or interest. This change in estimate was based on an analysis of historical collections from these agencies. This change in policy resulted in the reversal of previously accrued interest amounting to approximately $1.9 million during the quarter ended September 30, 2015.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Commercial multi-family	$784,641	$487,280
Commercial real estate non-owner occupied	3,629,669	2,526,146
Commercial real estate owner occupied	2,080,668	1,667,267
Commercial and industrial	3,635,446	3,453,574
Construction	692,492	251,820
Mortgage	7,165,479	6,502,886
Leasing	606,927	564,389
Legacy[2]	67,974	80,818
Consumer:
Credit cards	1,135,510	1,155,229
Home equity lines of credit	326,559	366,162
Personal	1,377,131	1,375,452
Auto	805,063	767,369
Other	190,507	206,059

Total loans held-in-portfolio[1]	$22,498,066	$19,404,451

[1]	Non-covered loans held-in-portfolio at September 30, 2015 are net of $103 million in unearned income and exclude $171 million in loans held-for-sale (December 31, 2014 - $94 million in unearned income and $106 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents the composition of covered loans at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Commercial real estate	$—	$1,511,472
Commercial and industrial	—	103,309
Construction	—	70,336
Mortgage	645,663	822,986
Consumer	19,765	34,559

Total covered loans held-in-portfolio	$665,428	$2,542,662

The following table provides a breakdown of loans held-for-sale (“LHFS”) at September 30, 2015 and December 31, 2014 by main categories.

(In thousands)	September 30, 2015	December 31, 2014
Commercial	$47,447	$309
Construction	10	—
Legacy	—	319
Mortgage	123,562	100,166
Consumer	—	5,310

Total loans held-for-sale	$171,019	$106,104

Excluding the impact of the Doral Bank Transaction, during the quarter and nine months ended September 30, 2015, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $91 million and $495 million, respectively (September 30, 2014 - $139 million and $470 million, respectively). The Corporation did not record purchases of consumer loans during the quarter and nine months ended September 30, 2015 (September 30, 2014 - $92 million). In addition, during the nine months ended September 30, 2015, the Corporation did not record purchases of commercial loans (during the quarter and nine months ended September 30, 2014 - $21 million). The Corporation recorded purchases amounting to $762 thousand and $926 thousand of lease financing during the quarter and nine months ended September 30, 2015, respectively, and none during the nine months ended September 30, 2014.

The Corporation sold approximately $19 million and $82 million of residential mortgage loans (on a whole loan basis) during the quarter and nine months ended September 30, 2015, respectively (September 30, 2014 - $56 million and $126 million, respectively). Also, the Corporation securitized approximately $ 251 million and $ 651 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2015, respectively (September 30, 2014 - $ 172 million and $ 522 million, respectively). Furthermore, the Corporation securitized approximately $ 57 million and $ 174 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2015, respectively (September 30, 2014 - $ 51 million and $ 174 million, respectively). The Corporation sold commercial and construction loans with a book value of approximately $9 million during the nine months ended September 30, 2015 (during the quarter and nine months ended September 30, 2014 - $96 million and $157 million, respectively).

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at September 30, 2015 and December 31, 2014. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At September 30, 2015
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$1,287	$—	$46	$—	$1,333	$—
Commercial real estate non-owner occupied	45,869	—	—	—	45,869	—
Commercial real estate owner occupied	113,654	—	722	—	114,376	—
Commercial and industrial	75,085	515	2,734	—	77,819	515
Construction	3,605	—	—	—	3,605	—
Mortgage[3]	331,022	422,786	12,388	—	343,410	422,786
Leasing	3,091	—	—	—	3,091	—
Legacy	—	—	4,059	—	4,059	—
Consumer:
Credit cards	—	19,092	406	—	406	19,092
Home equity lines of credit	—	306	4,078	—	4,078	306
Personal	22,233	578	983	—	23,216	578
Auto	12,007	—	6	—	12,013	—
Other	1,616	111	11	—	1,627	111

Total[2]	$609,469	$443,388	$25,433	$—	$634,902	$443,388

[1]	Non-covered loans of $351 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 48 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $159 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2015. Furthermore, the Corporation has approximately $71 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2014
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$2,199	$—	$—	$—	$2,199	$—
Commercial real estate non-owner occupied	33,452	—	—	—	33,452	—
Commercial real estate owner occupied	92,648	—	805	—	93,453	—
Commercial and industrial	129,611	494	1,510	—	131,121	494
Construction	13,812	—	—	—	13,812	—
Mortgage[3]	295,629	426,387	9,284	—	304,913	426,387
Leasing	3,102	—	—	—	3,102	—
Legacy	—	—	1,545	—	1,545	—
Consumer:
Credit cards	—	20,368	449	—	449	20,368
Home equity lines of credit	—	21	4,090	—	4,090	21
Personal	25,678	10	1,410	—	27,088	10
Auto	11,387	—	—	—	11,387	—
Other	3,865	682	7	—	3,872	682

Total[2]	$611,383	$447,962	$19,100	$—	$630,483	$447,962

[1]	Non-covered loans by $59 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 19 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $125 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2014. Furthermore, the Corporation has approximately $66 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following tables present loans by past due status at September 30, 2015 and December 31, 2014 for non-covered loans held-in-portfolio (net of unearned income), including loans previously covered by the commercial FDIC loss sharing agreements.

September 30, 2015
Puerto Rico
	Past due				Current	Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$767	$119	$1,732	$2,618	$130,949	$133,567
Commercial real estate non-owner occupied	61,049	3,837	116,146	181,032	2,570,075	2,751,107
Commercial real estate owner occupied	27,884	8,803	163,507	200,194	1,733,278	1,933,472
Commercial and industrial	7,140	3,927	78,740	89,807	2,613,791	2,703,598
Construction	220	152	26,396	26,768	81,910	108,678
Mortgage	312,915	164,142	850,258	1,327,315	4,893,080	6,220,395
Leasing	7,048	1,683	3,091	11,822	595,105	606,927
Consumer:
Credit cards	12,755	8,749	19,092	40,596	1,080,881	1,121,477
Home equity lines of credit	173	393	306	872	10,577	11,449
Personal	14,726	9,001	22,811	46,538	1,186,307	1,232,845
Auto	34,965	7,763	12,007	54,735	750,255	804,990
Other	725	463	2,227	3,415	186,720	190,135

Total	$480,367	$209,032	$1,296,313	$1,985,712	$15,832,928	$17,818,640

September 30, 2015
U.S. mainland
	Past due				Current	Loans HIP U.S. mainland
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$—	$118	$46	$164	$650,910	$651,074
Commercial real estate non-owner occupied	11,400	255	—	11,655	866,907	878,562
Commercial real estate owner occupied	1,711	—	722	2,433	144,763	147,196
Commercial and industrial	1,046	1,648	109,922	112,616	819,232	931,848
Construction	19,610	1,407	—	21,017	562,797	583,814
Mortgage	2,200	5,422	12,388	20,010	925,074	945,084
Legacy	266	598	4,059	4,923	63,051	67,974
Consumer:
Credit cards	242	130	406	778	13,255	14,033
Home equity lines of credit	2,698	758	4,078	7,534	307,576	315,110
Personal	736	736	983	2,455	141,831	144,286
Auto	—	—	6	6	67	73
Other	—	5	11	16	356	372

Total	$39,909	$11,077	$132,621	$183,607	$4,495,819	$4,679,426

September 30, 2015
Popular, Inc.
	Past due				Current	Non-covered loans HIP Popular, Inc.
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$767	$237	$1,778	$2,782	$781,859	$784,641
Commercial real estate non-owner occupied	72,449	4,092	116,146	192,687	3,436,982	3,629,669
Commercial real estate owner occupied	29,595	8,803	164,229	202,627	1,878,041	2,080,668
Commercial and industrial	8,186	5,575	188,662	202,423	3,433,023	3,635,446
Construction	19,830	1,559	26,396	47,785	644,707	692,492
Mortgage	315,115	169,564	862,646	1,347,325	5,818,154	7,165,479
Leasing	7,048	1,683	3,091	11,822	595,105	606,927
Legacy	266	598	4,059	4,923	63,051	67,974
Consumer:
Credit cards	12,997	8,879	19,498	41,374	1,094,136	1,135,510
Home equity lines of credit	2,871	1,151	4,384	8,406	318,153	326,559
Personal	15,462	9,737	23,794	48,993	1,328,138	1,377,131
Auto	34,965	7,763	12,013	54,741	750,322	805,063
Other	725	468	2,238	3,431	187,076	190,507

Total	$520,276	$220,109	$1,428,934	$2,169,319	$20,328,747	$22,498,066

December 31, 2014
Puerto Rico
	Past due				Current	Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$221	$69	$2,199	$2,489	$77,588	$80,077
Commercial real estate non-owner occupied	9,828	121	33,452	43,401	1,970,178	2,013,579
Commercial real estate owner occupied	8,954	7,709	92,648	109,311	1,364,051	1,473,362
Commercial and industrial	18,498	5,269	130,105	153,872	2,653,913	2,807,785
Construction	2,497	—	13,812	16,309	143,075	159,384
Mortgage	304,319	167,219	780,678	1,252,216	4,198,285	5,450,501
Leasing	6,779	1,246	3,102	11,127	553,262	564,389
Consumer:
Credit cards	13,715	9,290	20,368	43,373	1,096,791	1,140,164
Home equity lines of credit	137	159	21	317	13,083	13,400
Personal	13,479	6,646	25,688	45,813	1,216,720	1,262,533
Auto	34,238	8,397	11,387	54,022	713,274	767,296
Other	1,009	209	4,547	5,765	199,879	205,644

Total	$413,674	$206,334	$1,118,007	$1,738,015	$14,200,099	$15,938,114

December 31, 2014
U.S. mainland
	Past due				Current	Loans HIP U.S. mainland
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$87	$376	$—	$463	$406,740	$407,203
Commercial real estate non-owner occupied	1,478	—	—	1,478	511,089	512,567
Commercial real estate owner occupied	45	3,631	805	4,481	189,424	193,905
Commercial and industrial	1,133	123	1,510	2,766	643,023	645,789
Construction	810	—	—	810	91,626	92,436
Mortgage	29,582	8,646	9,284	47,512	1,004,873	1,052,385
Legacy	929	1,931	1,545	4,405	76,413	80,818
Consumer:
Credit cards	314	246	449	1,009	14,056	15,065
Home equity lines of credit	5,036	1,025	4,090	10,151	342,611	352,762
Personal	2,476	893	1,410	4,779	108,140	112,919
Auto	—	—	—	—	73	73
Other	10	4	7	21	394	415

Total	$41,900	$16,875	$19,100	$77,875	$3,388,462	$3,466,337

December 31, 2014
Popular, Inc.
	Past due				Current	Non-covered loans HIP Popular, Inc.
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$308	$445	$2,199	$2,952	$484,328	$487,280
Commercial real estate non-owner occupied	11,306	121	33,452	44,879	2,481,267	2,526,146
Commercial real estate owner occupied	8,999	11,340	93,453	113,792	1,553,475	1,667,267
Commercial and industrial	19,631	5,392	131,615	156,638	3,296,936	3,453,574
Construction	3,307	—	13,812	17,119	234,701	251,820
Mortgage	333,901	175,865	789,962	1,299,728	5,203,158	6,502,886
Leasing	6,779	1,246	3,102	11,127	553,262	564,389
Legacy	929	1,931	1,545	4,405	76,413	80,818
Consumer:
Credit cards	14,029	9,536	20,817	44,382	1,110,847	1,155,229
Home equity lines of credit	5,173	1,184	4,111	10,468	355,694	366,162
Personal	15,955	7,539	27,098	50,592	1,324,860	1,375,452
Auto	34,238	8,397	11,387	54,022	713,347	767,369
Other	1,019	213	4,554	5,786	200,273	206,059

Total	$455,574	$223,209	$1,137,107	$1,815,890	$17,588,561	$19,404,451

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at September 30, 2015 and December 31, 2014 by main categories.

(In thousands)	September 30, 2015	December 31, 2014
Commercial	$47,447	$309
Construction	10	—
Mortgage	224	14,041
Consumer	—	4,549

Total	$47,681	$18,899

The following table presents loans acquired as part of the Doral Bank Transaction accounted for under ASC subtopic 310-20 as of the February 27, 2015 acquisition date:

(In thousands)
Fair value of loans accounted under ASC Subtopic 310-20	$1,246,855

Gross contractual amounts receivable (principal and interest)	$1,680,121

Estimate of contractual cash flows not expected to be collected	$11,430

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$—	$—	$8,810	$—
Commercial and industrial	—	—	1,142	—
Construction	—	—	2,770	—
Mortgage	4,077	109	4,376	28
Consumer	110	—	735	—

Total[1]	$4,187	$109	$17,833	$28

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at September 30, 2015 and December 31, 2014 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

September 30, 2015
	Past due				Current	Covered loans HIP
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Mortgage	$36,637	$17,313	$88,191	$142,141	$503,522	$645,663
Consumer	1,291	542	1,419	3,252	16,513	19,765

Total covered loans	$37,928	$17,855	$89,610	$145,393	$520,035	$665,428

December 31, 2014
	Past due				Current	Covered loans HIP
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial real estate	$98,559	$12,597	$291,010	$402,166	$1,109,306	$1,511,472
Commercial and industrial	512	7	7,756	8,275	95,034	103,309
Construction	—	384	58,665	59,049	11,287	70,336
Mortgage	45,764	23,531	143,140	212,435	610,551	822,986
Consumer	1,884	747	2,532	5,163	29,396	34,559

Total covered loans	$146,719	$37,266	$503,103	$687,088	$1,855,574	$2,542,662

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at September 30, 2015 (December 31, 2014 - $0.1 billion).

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

	September 30, 2015 [1]			December 31, 2014
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,152,066	$50,676	$1,202,742	$1,392,482	$90,202	$1,482,684
Commercial and industrial	91,702	1,004	92,706	57,059	2,197	59,256
Construction	14,795	14,126	28,921	32,836	32,409	65,245
Mortgage	690,251	36,081	726,332	764,148	45,829	809,977
Consumer	23,927	1,384	25,311	25,617	1,393	27,010

Carrying amount	1,972,741	103,271	2,076,012	2,272,142	172,030	2,444,172
Allowance for loan losses	(54,027)	(10,556)	(64,583)	(52,798)	(26,048)	(78,846)

Carrying amount, net of allowance	$1,918,714	$92,715	$2,011,429	$2,219,344	$145,982	$2,365,326

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $655 million as of September 30,2015.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.5 billion at September 30, 2015 (December 31, 2014 - $3.1 billion). At September 30, 2015, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended September 30, 2015 and 2014, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	September 30, 2015			September 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,239,776	$6,148	$1,245,924	$1,271,202	$9,556	$1,280,758
Accretion	(44,568)	(2,125)	(46,693)	(62,958)	(3,059)	(66,017)
Change in expected cash flows	(56,526)	2,744	(53,782)	95,920	1,860	97,780

Ending balance	$1,138,682	$6,767	$1,145,449	$1,304,164	$8,357	$1,312,521

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the nine months ended
	September 30, 2015			September 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,265,752	$5,585	$1,271,337	$1,297,725	$11,480	$1,309,205
Accretion	(148,572)	(7,812)	(156,384)	(212,826)	(12,172)	(224,998)
Change in expected cash flows	21,502	8,994	30,496	219,265	9,049	228,314

Ending balance	$1,138,682	$6,767	$1,145,449	$1,304,164	$8,357	$1,312,521

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	September 30, 2015 [1]			September 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,022,493	$114,585	$2,137,078	$2,387,911	$222,753	$2,610,664
Accretion	44,568	2,125	46,693	62,958	3,059	66,017
Collections and charge-offs	(94,320)	(13,439)	(107,759)	(124,265)	(23,983)	(148,248)

Ending balance	$1,972,741	$103,271	$2,076,012	$2,326,604	$201,829	$2,528,433
Allowance for loan losses
ASC 310-30 Westernbank loans	(54,027)	(10,556)	(64,583)	(52,812)	(32,828)	(85,640)

Ending balance, net of ALLL	$1,918,714	$92,715	$2,011,429	$2,273,792	$169,001	$2,442,793

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 655 million as of September 30, 2015.

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the nine months ended
	September 30, 2015 [1]			September 30, 2014
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,272,142	$172,030	$2,444,172	$2,509,075	$318,872	$2,827,947
Accretion	148,572	7,812	156,384	212,826	12,172	224,998
Collections and charge offs	(447,973)	(76,571)	(524,544)	(395,297)	(129,215)	(524,512)

Ending balance	$1,972,741	$103,271	$2,076,012	$2,326,604	$201,829	$2,528,433
Allowance for loan losses
ASC 310-30 Westernbank loans	(54,027)	(10,556)	(64,583)	(52,812)	(32,828)	(85,640)

Ending balance, net of ALLL	$1,918,714	$92,715	$2,011,429	$2,273,792	$169,001	$2,442,793

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $655 million as of September 30, 2015.

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $707 million at September 30, 2015 (December 31, 2014 - $243 million). At September 30, 2015, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended September 30, 2015 and 2014 were as follows:

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the quarter ended September 30, 2015	For the quarter ended September 30, 2014
Beginning balance	$162,159	$76,827
Additions	25,978	3,761
Accretion	(4,543)	(2,594)
Change in expected cash flows	1,402	23,191

Ending balance	$184,996	$101,185

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Beginning balance	$116,304	$49,398
Additions	82,046	14,904
Accretion	(12,399)	(7,520)
Change in expected cash flows	(955)	44,403

Ending balance	$184,996	$101,185

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended September 30, 2015	For the quarter ended September 30, 2014
Beginning balance	$368,287	199,041
Additions	281,911	12,985
Accretion	4,543	2,595
Collections and charge-offs	(13,655)	(7,151)

Ending balance	$641,086	$207,470
Allowance for loan losses ASC 310-30 other acquired loans	(18,561)	(16,256)

Ending balance, net of ALLL	$622,525	$191,214

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Beginning balance	$212,763	$173,659
Additions	456,091	46,165
Accretion	12,399	7,520
Collections and charge-offs	(40,167)	(19,874)

Ending balance	$641,086	$207,470
Allowance for loan losses ASC 310-30 other acquired loans	(18,561)	(16,256)

Ending balance, net of ALLL	$622,525	$191,214

During the quarter ended September 30 2015, the Corporation reclassified loans with a carrying value as of the acquisition date of February 27, 2015, of approximately $269.5 million to be accounted for under ASC 310-30. Based on new information obtained about facts and circumstances that existed as of the acquisition date, in accordance with ASC 805, the Corporation determined that these loans had evidence of deteriorated credit quality as of the acquisition date. These balances are reflected as an addition of $270.9 million to the carrying value of loans and $21.8 million to the accretable discount of loans accounted for under ASC 310-30 in the tables above.

The following table presents loans acquired as part of the Doral Bank Transaction accounted for pursuant to ASC Subtopic 310-30 at the February 27, 2015 acquisition date.

(In thousands)
Contractually-required principal and interest	$573,274
Non-accretable difference	74,342

Cash flows expected to be collected	498,932
Accretable yield	80,329

Fair value of loans accounted for under ASC Subtopic 310-30	$418,603

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

For the period ended September 30, 2015, 18% (September 30, 2014- 33%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage and commercial multi-family loan portfolios for 2015, and in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2014.

For the period ended September 30, 2015, 17% (September 30, 2014 - 12%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer loan portfolio for 2015 and in the commercial multi-family, commercial and industrial and legacy loan portfolios for 2014.

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

The combined effect of the aforementioned recalibration and enhancements to the environmental factors adjustment resulted in a decrease to the allowance for loan losses of $21.5 million at June 30, 2015, of which $20.5 million related to the non-covered BPPR segment and $1 million related to the BPNA segment.

The following tables present the changes in the allowance for loan losses for the quarters ended September 30, 2015 and 2014.

For the quarter ended September 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,095	$6,558	$126,177	$9,160	$133,710	$482,700
Provision (reversal of provision)	23,044	2,375	19,412	825	23,099	68,755
Charge-offs	(16,845)	(451)	(16,263)	(1,485)	(29,625)	(64,669)
Recoveries	7,673	3,099	739	591	5,322	17,424

Ending balance	$220,967	$11,581	$130,065	$9,091	$132,506	$504,210

For the quarter ended September 30, 2015
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$37,815	$—	$259	$38,074
Provision (reversal of provision)	—	—	(2,880)	—	(10)	(2,890)
Charge-offs	—	—	(790)	—	(76)	(866)
Recoveries	—	—	189	—	2	191

Ending balance	$—	$—	$34,334	$—	$175	$34,509

For the quarter ended September 30, 2015
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$8,625	$2,429	$3,770	$3,315	$11,900	$30,039
Provision (reversal of provision)	(1,090)	741	1,452	(1,113)	823	813
Charge-offs	(308)	—	(768)	(804)	(1,826)	(3,706)
Recoveries	2,267	—	(19)	1,407	994	4,649

Ending balance	$9,494	$3,170	$4,435	$2,805	$11,891	$31,795

For the quarter ended September 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,720	$8,987	$167,762	$3,315	$9,160	$145,869	$550,813
Provision (reversal of provision)	21,954	3,116	17,984	(1,113)	825	23,912	66,678
Charge-offs	(17,153)	(451)	(17,821)	(804)	(1,485)	(31,527)	(69,241)
Recoveries	9,940	3,099	909	1,407	591	6,318	22,264

Ending balance	$230,461	$14,751	$168,834	$2,805	$9,091	$144,572	$570,514

For the nine months ended September 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$201,589	$5,483	$120,860	$7,131	$154,072	$489,135
Provision (reversal of provision)	71,954	822	45,359	4,596	38,466	161,197
Charge-offs	(49,740)	(2,645)	(38,597)	(4,415)	(83,507)	(178,904)
Recoveries	18,707	6,497	1,861	1,779	20,897	49,741
Net write-downs related to loans transferred to held-for-sale	(29,996)	—	—	—	—	(29,996)
Allowance transferred from covered loans	8,453	1,424	582	—	2,578	13,037

Ending balance	$220,967	$11,581	$130,065	$9,091	$132,506	$504,210

For the nine months ended September 30, 2015
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$30,871	$7,202	$40,948	$—	$3,052	$82,073
Provision (reversal of provision)	10,115	15,150	(1,812)	—	(253)	23,200
Charge-offs	(37,936)	(25,086)	(4,695)	—	(843)	(68,560)
Recoveries	6,504	4,700	635	—	817	12,656
Net write-downs related to loans transferred to held-for-sale	(1,101)	(542)	(160)	—	(20)	(1,823)
Allowance transferred to non-covered loans	(8,453)	(1,424)	(582)	—	(2,578)	(13,037)

Ending balance	$—	$—	$34,334	$—	$175	$34,509

For the nine months ended September 30, 2015
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584
Provision (reversal of provision)	(3,471)	1,983	(2,439)	(2,540)	5,017	(1,450)
Charge-offs	(1,190)	—	(1,329)	(1,758)	(7,318)	(11,595)
Recoveries	4,507	—	212	4,159	3,250	12,128
Net recovery (write-down) related to loans transferred to held-for-sale	—	—	5,529	—	(3,401)	2,128

Ending balance	$9,494	$3,170	$4,435	$2,805	$11,891	$31,795

For the nine months ended September 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792
Provision (reversal of provision)	78,598	17,955	41,108	(2,540)	4,596	43,230	182,947
Charge-offs	(88,866)	(27,731)	(44,621)	(1,758)	(4,415)	(91,668)	(259,059)
Recoveries	29,718	11,197	2,708	4,159	1,779	24,964	74,525
Net (write-down) recovery related to loans transferred to held-for-sale	(31,097)	(542)	5,369	—	—	(3,421)	(29,691)

Ending balance	$230,461	$14,751	$168,834	$2,805	$9,091	$144,572	$570,514

For the quarter ended September 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$184,235	$5,191	$120,399	$5,959	$150,482	$466,266
Provision (reversal of provision)	22,432	(761)	12,150	2,822	25,225	61,868
Charge-offs	(12,050)	(985)	(13,701)	(1,876)	(30,896)	(59,508)
Recoveries	11,039	2,222	371	466	6,728	20,826

Ending balance	$205,656	$5,667	$119,219	$7,371	$151,539	$489,452

For the quarter ended September 30, 2014
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$46,693	$8,996	$38,941	$—	$4,035	$98,665
Provision (reversal of provision)	6,312	2,263	5,392	(1)	(1,503)	12,463
Charge-offs	(16,290)	(5,075)	(2,163)	—	943	(22,585)
Recoveries	(300)	1,009	354	1	81	1,145

Ending balance	$36,415	$7,193	$42,524	$—	$3,556	$89,688

For the quarter ended September 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$18,274	$151	$17,529	$9,343	$14,683	$59,980
Provision (reversal of provision)	6,992	631	(6,901)	3,340	2,236	6,298
Charge-offs	(3,715)	—	(853)	(2,570)	(3,630)	(10,768)
Recoveries	4,608	59	827	2,349	1,138	8,981
Net (write-down) recovery related to loans transferred to LHFS	(15,384)	—	(8,300)	(8,461)	(111)	(32,256)

Ending balance	$10,775	$841	$2,302	$4,001	$14,316	$32,235

For the quarter ended September 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$249,202	$14,338	$176,869	$9,343	$5,959	$169,200	$624,911
Provision (reversal of provision)	35,736	2,133	10,641	3,340	2,821	25,958	80,629
Charge-offs	(32,055)	(6,060)	(16,717)	(2,570)	(1,876)	(33,583)	(92,861)
Recoveries	15,347	3,290	1,552	2,349	467	7,947	30,952
Net (write-down) recovery related to loans transferred to LHFS	(15,384)	—	(8,300)	(8,461)	—	(111)	(32,256)

Ending balance	$252,846	$13,701	$164,045	$4,001	$7,371	$169,411	$611,375

For the nine months ended September 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$128,150	$5,095	$130,330	$10,622	$152,578	$426,775
Provision (reversal of provision)	102,998	(2,658)	20,661	(41)	69,683	190,643
Charge-offs	(50,384)	(1,443)	(32,510)	(4,597)	(90,033)	(178,967)
Recoveries	24,892	4,673	738	1,387	19,311	51,001

Ending balance	$205,656	$5,667	$119,219	$7,371	$151,539	$489,452

For the nine months ended September 30, 2014
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,198	$19,491	$36,006	$—	$4,397	$102,092
Provision (reversal of provision)	23,893	16,560	12,234	—	(2,906)	49,781
Charge-offs	(30,251)	(34,483)	(6,081)	(2)	1,915	(68,902)
Recoveries	575	5,625	365	2	150	6,717

Ending balance	$36,415	$7,193	$42,524	$—	$3,556	$89,688

For the nine months ended September 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$24,930	$214	$26,599	$11,335	$19,205	$82,283
Allowance transferred from discontinued operations	7,984	—	—	—	—	7,984
Provision (reversal of provision)	(4,750)	392	(14,708)	(4,066)	4,851	(18,281)
Charge-offs	(14,379)	—	(3,305)	(6,901)	(12,703)	(37,288)
Recoveries	12,374	235	2,016	12,094	3,074	29,793

Net (write-down) recovery related to loans transferred to LHFS	(15,384)	—	(8,300)	(8,461)	(111)	(32,256)

Ending balance	$10,775	$841	$2,302	$4,001	$14,316	$32,235

For the nine months ended September 30, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,902	$33	$—	$2,369	$5,101	$29,405
Allowance transferred to continuing operations	(7,984)	—	—	—	—	(7,984)
Provision (reversal of provision)	(2,831)	(226)	—	(1,812)	(1,895)	(6,764)
Charge-offs	(2,995)	—	—	(557)	(900)	(4,452)
Recoveries	8,283	220	—	1,400	94	9,997

Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	(2,400)	(20,202)

Ending balance	$—	$—	$—	$—	$—	$—

For the nine months ended September 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555
Provision (reversal of provision)	119,310	14,068	18,187	(5,878)	(41)	69,733	215,379
Charge-offs	(98,009)	(35,926)	(41,896)	(7,458)	(4,597)	(101,721)	(289,607)
Recoveries	46,124	10,753	3,119	13,494	1,387	22,629	97,506

Net write-down related to loans transferred to LHFS	(15,384)	—	(8,300)	(8,461)	—	(111)	(32,256)

Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	—	(2,400)	(20,202)

Ending balance	$252,846	$13,701	$164,045	$4,001	$7,371	$169,411	$611,375

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$47,049	$90,892	$78,846	$93,915
Provision for loan losses	17,201	15,693	38,071	51,199
Net charge-offs	333	(20,945)	(52,334)	(59,474)

Balance at end of period	$64,583	$85,640	$64,583	$85,640

The following tables present information at September 30, 2015 and December 31, 2014 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At September 30, 2015
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$83,615	$358	$46,956	$634	$24,221	$155,784
General ALLL non-covered loans	137,352	11,223	83,109	8,457	108,285	348,426

ALLL - non-covered loans	220,967	11,581	130,065	9,091	132,506	504,210

Specific ALLL covered loans	—	—	—	—	—	—
General ALLL covered loans	—	—	34,334	—	175	34,509

ALLL - covered loans	—	—	34,334	—	175	34,509

Total ALLL	$220,967	$11,581	$164,399	$9,091	$132,681	$538,719

Loans held-in-portfolio:
Impaired non-covered loans	$391,066	$2,536	$457,631	$2,645	$111,683	$965,561
Non-covered loans held-in-portfolio excluding impaired loans	7,130,678	106,142	5,762,764	604,282	3,249,213	16,853,079

Non-covered loans held-in-portfolio	7,521,744	108,678	6,220,395	606,927	3,360,896	17,818,640

Impaired covered loans	—	—	—	—	—	—
Covered loans held-in-portfolio excluding impaired loans	—	—	645,663	—	19,765	665,428

Covered loans held-in-portfolio	—	—	645,663	—	19,765	665,428

Total loans held-in-portfolio	$7,521,744	$108,678	$6,866,058	$606,927	$3,380,661	$18,484,068

At September 30, 2015
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$589	$—	$475	$1,064
General ALLL	9,494	3,170	3,846	2,805	11,416	30,731

Total ALLL	$9,494	$3,170	$4,435	$2,805	$11,891	$31,795

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,175	$1,188	$2,182	$8,545
Loans held-in-portfolio, excluding impaired loans	2,608,680	583,814	939,909	66,786	471,692	4,670,881

Total loans held-in-portfolio	$2,608,680	$583,814	$945,084	$67,974	$473,874	$4,679,426

At September 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$83,615	$358	$47,545	$—	$634	$24,696	$156,848
General ALLL non-covered loans	146,846	14,393	86,955	2,805	8,457	119,701	379,157

ALLL - non-covered loans	230,461	14,751	134,500	2,805	9,091	144,397	536,005

Specific ALLL covered loans	—	—	—	—	—	—	—
General ALLL covered loans	—	—	34,334	—	—	175	34,509

ALLL - covered loans	—	—	34,334	—	—	175	34,509

Total ALLL	$230,461	$14,751	$168,834	$2,805	$9,091	$144,572	$570,514

Loans held-in-portfolio:
Impaired non-covered loans	$391,066	$2,536	$462,806	$1,188	$2,645	$113,865	$974,106
Non-covered loans held-in-portfolio excluding impaired loans	9,739,358	689,956	6,702,673	66,786	604,282	3,720,905	21,523,960

Non-covered loans held-in-portfolio	10,130,424	692,492	7,165,479	67,974	606,927	3,834,770	22,498,066

Impaired covered loans	—	—	—	—	—	—	—
Covered loans held-in-portfolio excluding impaired loans	—	—	645,663	—	—	19,765	665,428

Covered loans held-in-portfolio	—	—	645,663	—	—	19,765	665,428

Total loans held-in-portfolio	$10,130,424	$692,492	$7,811,142	$67,974	$606,927	$3,854,535	$23,163,494

At December 31, 2014
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,736	$363	$45,838	$770	$27,796	$139,503
General ALLL non-covered loans	136,853	5,120	75,022	6,361	126,276	349,632

ALLL - non-covered loans	201,589	5,483	120,860	7,131	154,072	489,135

Specific ALLL covered loans	5	—	—	—	—	5
General ALLL covered loans	30,866	7,202	40,948	—	3,052	82,068

ALLL - covered loans	30,871	7,202	40,948	—	3,052	82,073

Total ALLL	$232,460	$12,685	$161,808	$7,131	$157,124	$571,208

Loans held-in-portfolio:
Impaired non-covered loans	$356,911	$13,268	$431,569	$3,023	$115,759	$920,530
Non-covered loans held-in-portfolio excluding impaired loans	6,017,892	146,116	5,018,932	561,366	3,273,278	15,017,584

Non-covered loans held-in-portfolio	6,374,803	159,384	5,450,501	564,389	3,389,037	15,938,114

Impaired covered loans	4,487	2,419	—	—	—	6,906
Covered loans held-in-portfolio excluding impaired loans	1,610,294	67,917	822,986	—	34,559	2,535,756

Covered loans held-in-portfolio	1,614,781	70,336	822,986	—	34,559	2,542,662

Total loans held-in-portfolio	$7,989,584	$229,720	$6,273,487	$564,389	$3,423,596	$18,480,776

At December 31, 2014
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$273	$—	$365	$638
General ALLL	9,648	1,187	2,189	2,944	13,978	29,946

Total ALLL	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584

Loans held-in-portfolio:
Impaired loans	$250	$—	$4,255	$—	$1,973	$6,478
Loans held-in-portfolio,excluding impaired loans	1,759,214	92,436	1,048,130	80,818	479,261	3,459,859

Total loans held-in-portfolio	$1,759,464	$92,436	$1,052,385	$80,818	$481,234	$3,466,337

At December 31, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$64,736	$363	$46,111	$—	$770	$28,161	$140,141
General ALLL non-covered loans	146,501	6,307	77,211	2,944	6,361	140,254	379,578

ALLL - non-covered loans	211,237	6,670	123,322	2,944	7,131	168,415	519,719

Specific ALLL covered loans	5	—	—	—	—	—	5
General ALLL covered loans	30,866	7,202	40,948	—	—	3,052	82,068

ALLL - covered loans	30,871	7,202	40,948	—	—	3,052	82,073

Total ALLL	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792

Loans held-in-portfolio:
Impaired non-covered loans	$357,161	$13,268	$435,824	$—	$3,023	$117,732	$927,008
Non-covered loans held-in-portfolio
excluding impaired loans	7,777,106	238,552	6,067,062	80,818	561,366	3,752,539	18,477,443

Non-covered loans held-in-portfolio	8,134,267	251,820	6,502,886	80,818	564,389	3,870,271	19,404,451

Impaired covered loans	4,487	2,419	—	—	—	—	6,906
Covered loans held-in-portfolio
excluding impaired loans	1,610,294	67,917	822,986	—	—	34,559	2,535,756

Covered loans held-in-portfolio	1,614,781	70,336	822,986	—	—	34,559	2,542,662

Total loans held-in-portfolio	$9,749,048	$322,156	$7,325,872	$80,818	$564,389	$3,904,830	$21,947,113

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2015 and December 31, 2014.

September 30, 2015
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$2,379	$2,379	$2,379	$2,379	$—
Commercial real estate non-owner occupied	116,323	117,186	41,932	9,329	12,556	125,652	129,742	41,932
Commercial real estate owner occupied	143,169	160,158	22,675	16,504	23,912	159,673	184,070	22,675
Commercial and industrial	81,784	86,339	19,008	21,578	27,262	103,362	113,601	19,008
Construction	2,536	7,907	358	—	—	2,536	7,907	358
Mortgage	417,209	456,202	46,956	40,422	47,551	457,631	503,753	46,956
Leasing	2,645	2,645	634	—	—	2,645	2,645	634
Consumer:
Credit cards	39,788	39,788	7,133	—	—	39,788	39,788	7,133
Personal	69,277	69,277	16,619	—	—	69,277	69,277	16,619
Auto	2,043	2,043	361	—	—	2,043	2,043	361
Other	575	575	108	—	—	575	575	108

Total Puerto Rico	$875,349	$942,120	$155,784	$90,212	$113,660	$965,561	$1,055,780	$155,784

September 30, 2015
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$3,089	$3,760	$589	$2,086	$2,889	$5,175	$6,649	$589
Legacy	—	—	—	1,188	1,357	1,188	1,357	—
Consumer:
HELOCs	780	798	254	784	784	1,564	1,582	254
Personal	536	536	221	82	82	618	618	221

Total U.S. mainland	$4,405	$5,094	$1,064	$4,140	$5,112	$8,545	$10,206	$1,064

September 30, 2015
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$2,379	$2,379	$2,379	$2,379	$—
Commercial real estate non-owner occupied	116,323	117,186	41,932	9,329	12,556	125,652	129,742	41,932
Commercial real estate owner occupied	143,169	160,158	22,675	16,504	23,912	159,673	184,070	22,675
Commercial and industrial	81,784	86,339	19,008	21,578	27,262	103,362	113,601	19,008
Construction	2,536	7,907	358	—	—	2,536	7,907	358
Mortgage	420,298	459,962	47,545	42,508	50,440	462,806	510,402	47,545
Legacy	—	—	—	1,188	1,357	1,188	1,357	—
Leasing	2,645	2,645	634	—	—	2,645	2,645	634
Consumer:
Credit Cards	39,788	39,788	7,133	—	—	39,788	39,788	7,133
HELOCs	780	798	254	784	784	1,564	1,582	254
Personal	69,813	69,813	16,840	82	82	69,895	69,895	16,840
Auto	2,043	2,043	361	—	—	2,043	2,043	361
Other	575	575	108	—	—	575	575	108

Total Popular, Inc.	$879,754	$947,214	$156,848	$94,352	$118,772	$974,106	$1,065,986	$156,848

December 31, 2014
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$50,324	$53,154	$5,182	$7,929	$7,929	$58,253	$61,083	$5,182
Commercial real estate owner occupied	114,163	127,855	16,770	14,897	16,110	129,060	143,965	16,770
Commercial and industrial	145,633	148,204	42,784	23,965	31,722	169,598	179,926	42,784
Construction	2,575	7,980	363	10,693	28,994	13,268	36,974	363
Mortgage	395,911	426,502	45,838	35,658	39,248	431,569	465,750	45,838
Leasing	3,023	3,023	770	—	—	3,023	3,023	770
Consumer:
Credit cards	41,477	41,477	8,023	—	—	41,477	41,477	8,023
Personal	71,825	71,825	19,410	—	—	71,825	71,825	19,410
Auto	1,932	1,932	262	—	—	1,932	1,932	262
Other	525	525	101	—	—	525	525	101
Covered loans	2,419	7,500	5	4,487	4,487	6,906	11,987	5

Total Puerto Rico	$829,807	$889,977	$139,508	$97,629	$128,490	$927,436	$1,018,467	$139,508

December 31, 2014
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial and industrial	$—	$—	$—	$250	$250	$250	$250	$—
Mortgage	3,049	3,443	273	1,206	2,306	4,255	5,749	273
Consumer:
HELOCs	1,095	1,095	362	791	791	1,886	1,886	362
Other	3	3	3	84	—	87	3	3

Total U.S. mainland	$4,147	$4,541	$638	$2,331	$3,347	$6,478	$7,888	$638

December 31, 2014
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$50,324	$53,154	$5,182	$7,929	$7,929	$58,253	$61,083	$5,182
Commercial real estate owner occupied	114,163	127,855	16,770	14,897	16,110	129,060	143,965	16,770
Commercial and industrial	145,633	148,204	42,784	24,215	31,972	169,848	180,176	42,784
Construction	2,575	7,980	363	10,693	28,994	13,268	36,974	363
Mortgage	398,960	429,945	46,111	36,864	41,554	435,824	471,499	46,111
Leasing	3,023	3,023	770	—	—	3,023	3,023	770
Consumer:
Credit Cards	41,477	41,477	8,023	—	—	41,477	41,477	8,023
HELOCs	1,095	1,095	362	791	791	1,886	1,886	362
Personal	71,825	71,825	19,410	—	—	71,825	71,825	19,410
Auto	1,932	1,932	262	—	—	1,932	1,932	262
Other	528	528	104	84	—	612	528	104
Covered loans	2,419	7,500	5	4,487	4,487	6,906	11,987	5

Total Popular, Inc.	$833,954	$894,518	$140,146	$99,960	$131,837	$933,914	$1,026,355	$140,146

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarter and nine months ended September 30, 2015 and 2014.

For the quarter ended September 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$1,239	$23	$—	$—	$1,239	$23
Commercial real estate non-owner occupied	121,842	1,191	—	—	121,842	1,191
Commercial real estate owner occupied	140,054	1,094	—	—	140,054	1,094
Commercial and industrial	101,187	978	—	—	101,187	978
Construction	3,082	—	—	—	3,082	—
Mortgage	454,210	3,446	5,110	34	459,320	3,480
Legacy	—	—	1,273	—	1,273	—
Leasing	2,600	—	—	—	2,600	—
Consumer:
Credit cards	39,893	—	—	—	39,893	—
Helocs	—	—	1,608	—	1,608	—
Personal	69,619	—	555	—	70,174	—
Auto	2,083	—	—	—	2,083	—
Other	614	—	—	—	614	—

Total Popular, Inc.	$936,423	$6,732	$8,546	$34	$944,969	$6,766

For the quarter ended September 30, 2014
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$653	$—	$980	$—	$1,633	$—
Commercial real estate non-owner occupied	75,093	739	2,914	—	78,007	739
Commercial real estate owner occupied	124,314	1,280	771	—	125,085	1,280
Commercial and industrial	140,346	1,194	554	—	140,900	1,194
Construction	19,994	—	—	—	19,994	—
Mortgage	419,486	4,990	29,496	175	448,982	5,165
Legacy	—	—	2,424	—	2,424	—
Leasing	2,681	—	—	—	2,681	—
Consumer:
Credit cards	40,666	—	—	—	40,666	—
Helocs	—	—	2,151	—	2,151	—
Personal	73,537	—	—	—	73,537	—
Auto	2,304	—	43	—	2,347	—
Other	721	—	47	—	768	—
Covered loans	5,213	117	—	—	5,213	117

Total Popular, Inc.	$905,008	$8,320	$39,380	$175	$944,388	$8,495

For the nine months ended September 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$757	$23	$—	$—	$757	$23
Commercial real estate non-owner occupied	105,308	3,339	—	—	105,308	3,339
Commercial real estate owner occupied	134,011	3,591	—	—	134,011	3,591
Commercial and industrial	135,657	3,155	63	—	135,720	3,155
Construction	7,317	—	—	—	7,317	—
Mortgage	446,374	12,010	4,895	63	451,269	12,073
Legacy	—	—	636	—	636	—
Leasing	2,787	—	—	—	2,787	—
Consumer:
Credit cards	40,615	—	—	—	40,615	—
HELOCs	—	—	1,685	—	1,685	—
Personal	70,430	—	380	—	70,810	—
Auto	2,033	—	—	—	2,033	—
Other	570	—	22	—	592	—
Covered loans	4,409	153	—	—	4,409	153

Total Popular, Inc.	$950,268	$22,271	$7,681	$63	$957,949	$22,334

For the nine months ended September 30, 2014
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$1,923	$8	$3,321	$—	$5,244	$8
Commercial real estate non-owner occupied	73,130	1,979	11,580	—	84,710	1,979
Commercial real estate owner occupied	111,352	2,833	7,222	—	118,574	2,833
Commercial and industrial	121,276	3,614	1,131	—	122,407	3,614
Construction	19,706	—	1,416	—	21,122	—
Mortgage	411,093	15,253	41,044	1,167	452,137	16,420
Legacy	—	—	3,651	—	3,651	—
Leasing	2,678	—	—	—	2,678	—
Consumer:
Credit cards	42,562	—	—	—	42,562	—
HELOCs	—	—	1,738	—	1,738	—
Personal	75,285	—	—	—	75,285	—
Auto	1,872	—	65	—	1,937	—
Other	804	—	544	—	1,348	—
Covered loans	9,228	351	—	—	9,228	351

Total Popular, Inc.	$870,909	$24,038	$71,712	$1,167	$942,621	$25,205

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.2 billion at September 30, 2015 (December 31, 2014 - $ 1.1 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $3 million related to the commercial loan portfolio and none in the construction loan portfolio at September 30, 2015 (December 31, 2014 - $5 million and $1 million, respectively).

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

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at September 30, 2015 and December 31, 2014.

	Popular, Inc.
	Non-Covered Loans
	September 30, 2015				December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$163,782	$125,168	$288,950	$60,340	$153,380	$150,069	$303,449	$57,465
Construction	248	2,288	2,536	358	453	5,488	5,941	363
Mortgage	625,886	127,452	753,338	47,545	556,346	116,465	672,811	46,111
Leases	1,925	719	2,644	634	775	2,248	3,023	770
Consumer	105,756	13,841	119,597	24,696	107,530	14,848	122,378	28,161

Total	$897,597	$269,468	$1,167,065	$133,573	$818,484	$289,118	$1,107,602	$132,870

	Popular, Inc.
	Covered Loans
	September 30, 2015				December 31, 2014
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$—	$—	$—	$—	$1,689	$3,257	$4,946	$—
Construction	—	—	—	—	—	2,419	2,419	—
Mortgage	2,792	3,322	6,114	—	3,629	3,990	7,619	—
Consumer	—	—	—	—	26	5	31	—

Total	$2,792	$3,322	$6,114	$—	$5,344	$9,671	$15,015	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2015 and 2014.

Puerto Rico
	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	1	2	—	—	6	10	—	—
Commercial real estate owner occupied	12	5	—	—	22	14	—	—
Commercial and industrial	7	4	—	—	18	15	—	—
Construction	—	1	—	—	1	1	—	—
Mortgage	12	9	96	38	41	39	277	76
Leasing	—	5	1	—	—	7	15	—
Consumer:
Credit cards	235	—	—	187	657	—	—	538
Personal	267	6	—	1	769	24	—	1
Auto	—	3	—	—	—	8	3	—
Other	13	—	—	—	35	—	—	—

Total	547	35	97	226	1,549	120	295	615

U.S. Mainland
	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	4	1	—	1	14	1
Consumer:
HELOCs	—	—	1	—	—	1	1	2
Personal	—	—	—	—	—	2	—	—

Total	—	—	5	1	—	4	15	3

	Popular, Inc.
	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	1	2	—	—	6	10	—	—
Commercial real estate owner occupied	12	5	—	—	22	14	—	—
Commercial and industrial	7	4	—	—	18	15	—	—
Construction	—	1	—	—	1	1	—	—
Mortgage	12	9	100	39	41	40	291	77
Leasing	—	5	1	—	—	7	15	—
Consumer:
Credit cards	235	—	—	187	657	—	—	538
HELOCs	—	—	1	—	—	1	1	2
Personal	267	6	—	1	769	26	—	1
Auto	—	3	—	—	—	8	3	—
Other	13	—	—	—	35	—	—	—

Total	547	35	102	227	1,549	124	310	618

	Puerto Rico
	For the quarter ended September 30, 2014				For the nine months ended September 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	3	—	—	5	7	—	—
Commercial real estate owner occupied	6	3	—	—	21	10	—	—
Commercial and industrial	2	31	—	—	25	37	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	7	11	80	31	34	37	270	98
Leasing	—	6	12	—	—	11	36	—
Consumer:
Credit cards	252	—	—	151	799	—	—	478
Personal	249	20	—	2	712	53	—	5
Auto	—	3	—	—	—	11	3	—
Other	40	—	—	—	83	—	—	2

Total	559	77	92	184	1,679	169	309	583

U.S. Mainland
	For the quarter ended September 30, 2014				For the nine months ended September 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	4	—	—	—	15	—
Consumer:
HELOCs	5	—	—	—	5	—	—	—

Total	5	—	4	—	5	—	15	—

	Popular, Inc.
	For the quarter ended September 30, 2014				For the nine months ended September 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	3	—	—	5	7	—	—
Commercial real estate owner occupied	6	3	—	—	21	10	—	—
Commercial and industrial	2	31	—	—	25	37	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	7	11	84	31	34	37	285	98
Leasing	—	6	12	—	—	11	36	—
Consumer:
Credit cards	252	—	—	151	799	—	—	478
HELOCs	5	—	—	—	5	—	—	—
Personal	249	20	—	2	712	53	—	5
Auto	—	3	—	—	—	11	3	—
Other	40	—	—	—	83	—	—	2

Total	564	77	96	184	1,684	169	324	583

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2015 and 2014.

Puerto Rico
For the quarter ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$775	$769	$33
Commercial real estate owner occupied	17	2,830	2,654	(3)
Commercial and industrial	11	7,970	8,386	10
Construction	1	40	39	(4)
Mortgage	155	18,089	18,286	1,490
Leasing	6	135	132	30
Consumer:
Credit cards	422	3,485	3,994	583
Personal	274	4,393	4,440	992
Auto	3	41	45	12
Other	13	30	30	5

Total	905	$37,788	$38,775	$3,148

U.S. Mainland
For the quarter ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	5	$426	$454	$186
Consumer:
HELOCs	1	123	128	54

Total	6	$549	$582	$240

Popular, Inc.
For the quarter ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$775	$769	$33
Commercial real estate owner occupied	17	2,830	2,654	(3)
Commercial and industrial	11	7,970	8,386	10
Construction	1	40	39	(4)
Mortgage	160	18,515	18,740	1,676
Leasing	6	135	132	30
Consumer:
Credit cards	422	3,485	3,994	583
HELOCs	1	123	128	54
Personal	274	4,393	4,440	992
Auto	3	41	45	12
Other	13	30	30	5

Total	911	$38,337	$39,357	$3,388

Puerto Rico
For the quarter ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$14,641	$14,668	$(942)
Commercial real estate owner occupied	9	10,209	10,366	91
Commercial and industrial	33	81,470	81,731	6,730
Mortgage	129	22,681	22,070	1,487
Leasing	18	440	439	88
Consumer:
Credit cards	403	3,522	4,080	679
Personal	271	5,035	5,064	1,093
Auto	3	39	43	2
Other	40	152	148	28

Total	912	$138,189	$138,609	$9,256

U.S. Mainland
For the quarter ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	4	$350	$353	$97
Consumer:
HELOCs	5	251	250	67

Total	9	$601	$603	$164

Popular, Inc.
For the quarter ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$14,641	$14,668	$(942)
Commercial real estate owner occupied	9	10,209	10,366	91
Commercial and industrial	33	81,470	81,731	6,730
Mortgage	133	23,031	22,423	1,584
Leasing	18	440	439	88
Consumer:
Credit cards	403	3,522	4,080	679
HELOCs	5	251	250	67
Personal	271	5,035	5,064	1,093
Auto	3	39	43	2
Other	40	152	148	28

Total	921	$138,790	$139,212	$9,420

Puerto Rico
For the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	16	67,494	67,635	13,701
Commercial real estate owner occupied	36	12,620	11,690	330
Commercial and industrial	33	20,337	21,272	672
Construction	2	308	298	(170)
Mortgage	433	42,275	48,197	3,786
Leasing	22	557	556	126
Consumer:
Credit cards	1,195	10,367	11,747	1,780
Personal	794	13,646	13,689	2,968
Auto	11	101	158	29
Other	35	86	97	14

Total	2,579	$168,342	$175,890	$23,238

U.S. mainland
For the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	16	$1,081	$2,112	$365
Consumer:
HELOCs	4	197	295	79
Personal	2	30	30	3

Total	22	$1,308	$2,437	$447

Popular, Inc.
For the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	16	67,494	67,635	13,701
Commercial real estate owner occupied	36	12,620	11,690	330
Commercial and industrial	33	20,337	21,272	672
Construction	2	308	298	(170)
Mortgage	449	43,356	50,309	4,151
Leasing	22	557	556	126
Consumer:
Credit cards	1,195	10,367	11,747	1,780
HELOCs	4	197	295	79
Personal	796	13,676	13,719	2,971
Auto	11	101	158	29
Other	35	86	97	14

Total	2,601	$169,650	$178,327	$23,685

Puerto Rico
For the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	12	$17,503	$17,583	$(864)
Commercial real estate owner occupied	31	43,467	43,176	1,511
Commercial and industrial	62	123,661	123,706	6,799
Construction	3	11,358	11,358	(570)
Mortgage	439	68,718	69,006	3,429
Leasing	47	1,153	1,156	254
Consumer:
Credit cards	1,277	10,474	11,982	1,908
Personal	770	13,484	13,529	2,859
Auto	14	215	225	12
Other	85	255	250	45

Total	2,740	$290,288	$291,971	$15,383

U.S. mainland
For the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	15	$1,918	$2,180	$337
Consumer:
HELOCs	5	251	250	67

Total	20	$2,169	$2,430	$404

Popular, Inc.
For the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	12	$17,503	$17,583	$(864)
Commercial real estate owner occupied	31	43,467	43,176	1,511
Commercial and industrial	62	123,661	123,706	6,799
Construction	3	11,358	11,358	(570)
Mortgage	454	70,636	71,186	3,766
Leasing	47	1,153	1,156	254
Consumer:
Credit cards	1,277	10,474	11,982	1,908
HELOCs	5	251	250	67
Personal	770	13,484	13,529	2,859
Auto	14	215	225	12
Other	85	255	250	45

Total	2,760	$292,457	$294,401	$15,787

During the nine months ended September 30, 2015 and 2014, eleven loans with an aggregate unpaid principal balance of $10.8 million and four loans of $3.1 million, respectively, were restructured into multiple notes (“Note A / B split”). The Corporation recorded $747 thousand charge-offs as part of those loan restructurings during the nine months ended September 30, 2015 (September 30, 2014 - $14 thousand). The restructuring of those loans was made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on those commercial TDRs amounted to approximately $10.2 million at September 30, 2015 (September 30, 2014 - $3.4 million) with a related allowance for loan losses amounting to approximately $309 thousand (September 30, 2014 - $111 thousand).

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at September 30, 2015 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended September 30, 2015		Defaulted during the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	—	—	1	$291
Commercial and industrial	3	$521	5	675
Construction	—	—	2	1,192
Mortgage	51	4,208	85	11,633
Leasing	1	68	7	170
Consumer:
Credit cards	124	1,444	314	3,238
Personal	29	669	42	990
Auto	2	33	9	128

Total	210	$6,943	465	$18,317

U.S. Mainland
	Defaulted during the quarter ended September 30, 2015		Defaulted during the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Mortgage	1	$94	1	94

Total	1	$94	1	$94

Popular, Inc.
	Defaulted during the quarter ended September 30, 2015		Defaulted during the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	—	$—	1	$291
Commercial and industrial	3	521	5	675
Construction	—	—	2	1,192
Mortgage	52	4,302	86	11,727
Legacy	1	68	7	170
Consumer:
Credit cards	124	1,444	314	3,238
Personal	29	669	42	990
Auto	2	33	9	128

Total	211	$7,037	466	$18,411

Puerto Rico
	Defaulted during the quarter ended September 30, 2014		Defaulted during the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$30
Commercial real estate owner occupied	—	—	3	377
Commercial and industrial	—	—	5	609
Construction	1	952	1	952
Mortgage	40	8,569	91	19,160
Leasing	3	34	8	95
Consumer:
Credit cards	166	1,314	354	3,075
Personal	35	412	79	992
Auto	2	31	14	265

Total	247	$11,312	556	$25,555

U.S. Mainland
	Defaulted during the quarter ended September 30, 2014		Defaulted during the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$907
Mortgage	1	110	1	110

Total	1	$110	2	$1,017

Popular, Inc.
	Defaulted during the quarter ended September 30, 2014		Defaulted during the nine months ended September 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$937
Commercial real estate owner occupied	—	—	3	377
Commercial and industrial	—	—	5	609
Construction	1	952	1	952
Mortgage	41	8,679	92	19,270
Leasing	3	34	8	95
Consumer:
Credit cards	166	1,314	354	3,075
Personal	35	412	79	992
Auto	2	31	14	265

Total	248	$11,422	558	$26,572

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2015 and December 31, 2014.

September 30, 2015
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,327	$1,300	$8,144	$—	$—	$11,771	$121,796	$133,567
Commercial real estate non-owner occupied	280,884	439,644	458,908	—	—	1,179,436	1,571,671	2,751,107
Commercial real estate owner occupied	318,261	165,409	472,505	2,258	—	958,433	975,039	1,933,472
Commercial and industrial	207,925	153,972	310,990	633	98	673,618	2,029,980	2,703,598

Total Commercial	809,397	760,325	1,250,547	2,891	98	2,823,258	4,698,486	7,521,744
Construction	5,573	7,619	33,884	—	—	47,076	61,602	108,678
Mortgage	3,640	6,003	247,674	—	—	257,317	5,963,078	6,220,395
Leasing	—	—	3,014	—	77	3,091	603,836	606,927
Consumer:
Credit cards	—	—	19,092	—	—	19,092	1,102,385	1,121,477
HELOCs	—	—	72	—	—	72	11,377	11,449
Personal	1,488	1,553	23,309	—	—	26,350	1,206,495	1,232,845
Auto	—	—	11,834	—	82	11,916	793,074	804,990
Other	—	—	1,770	—	457	2,227	187,908	190,135

Total Consumer	1,488	1,553	56,077	—	539	59,657	3,301,239	3,360,896

Total Puerto Rico	$820,098	$775,500	$1,591,196	$2,891	$714	$3,190,399	$14,628,241	$17,818,640

U.S. mainland
Commercial multi-family	$15,028	$7,231	$475	$—	$—	$22,734	$628,340	$651,074
Commercial real estate non-owner occupied	52,349	7,295	16,498	—	—	76,142	802,420	878,562
Commercial real estate owner occupied	10,975	1,091	3,700	—	—	15,766	131,430	147,196
Commercial and industrial	15,001	7,497	196,691	—	—	219,189	712,659	931,848

Total Commercial	93,353	23,114	217,364	—	—	333,831	2,274,849	2,608,680
Construction	—	58,197	671	—	—	58,868	524,946	583,814
Mortgage	—	—	12,388	—	—	12,388	932,696	945,084

Legacy	6,970	1,974	7,002	—	—	15,946	52,028	67,974
Consumer:
Credit cards	—	—	—	—	—	—	14,033	14,033
HELOCs	—	—	1,421	—	2,657	4,078	311,032	315,110
Personal	—	—	456	—	525	981	143,305	144,286
Auto	—	—	—	—	—	—	73	73
Other	—	—	—	—	—	—	372	372

Total Consumer	—	—	1,877	—	3,182	5,059	468,815	473,874

Total U.S. mainland	$100,323	$83,285	$239,302	$—	$3,182	$426,092	$4,253,334	$4,679,426

Popular, Inc.
Commercial multi-family	$17,355	$8,531	$8,619	$—	$—	$34,505	$750,136	$784,641
Commercial real estate non-owner occupied	333,233	446,939	475,406	—	—	1,255,578	2,374,091	3,629,669
Commercial real estate owner occupied	329,236	166,500	476,205	2,258	—	974,199	1,106,469	2,080,668
Commercial and industrial	222,926	161,469	507,681	633	98	892,807	2,742,639	3,635,446

Total Commercial	902,750	783,439	1,467,911	2,891	98	3,157,089	6,973,335	10,130,424
Construction	5,573	65,816	34,555	—	—	105,944	586,548	692,492
Mortgage	3,640	6,003	260,062	—	—	269,705	6,895,774	7,165,479
Legacy	6,970	1,974	7,002	—	—	15,946	52,028	67,974
Leasing	—	—	3,014	—	77	3,091	603,836	606,927
Consumer:
Credit cards	—	—	19,092	—	—	19,092	1,116,418	1,135,510
HELOCs	—	—	1,493	—	2,657	4,150	322,409	326,559
Personal	1,488	1,553	23,765	—	525	27,331	1,349,800	1,377,131
Auto	—	—	11,834	—	82	11,916	793,147	805,063
Other	—	—	1,770	—	457	2,227	188,280	190,507

Total Consumer	1,488	1,553	57,954	—	3,721	64,716	3,770,054	3,834,770

Total Popular, Inc.	$920,421	$858,785	$1,830,498	$2,891	$3,896	$3,616,491	$18,881,575	$22,498,066

The following table presents the weighted average obligor risk rating at September 30, 2015 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)

	Substandard	Pass
Puerto Rico:[1]
Commercial multi-family	11.16	6.04
Commercial real estate non-owner occupied	11.10	6.73
Commercial real estate owner occupied	11.23	7.08
Commercial and industrial	11.24	7.10

Total Commercial	11.18	6.95

Construction	11.11	7.56

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.10	7.14
Commercial real estate non-owner occupied	11.00	6.90
Commercial real estate owner occupied	11.20	6.97
Commercial and industrial	11.56	6.28

Total Commercial	11.51	6.78

Construction	11.00	7.84

Legacy	11.14	7.71

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2014
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,306	$5,021	$3,186	$—	$—	$10,513	$69,564	$80,077
Commercial real estate non-owner occupied	171,771	144,104	169,900	—	—	485,775	1,527,804	2,013,579
Commercial real estate owner occupied	212,236	144,536	306,014	3,595	—	666,381	806,981	1,473,362
Commercial and industrial	421,332	367,834	272,880	849	255	1,063,150	1,744,635	2,807,785

Total Commercial	807,645	661,495	751,980	4,444	255	2,225,819	4,148,984	6,374,803
Construction	4,612	6,204	16,908	—	—	27,724	131,660	159,384
Mortgage	—	—	218,680	—	—	218,680	5,231,821	5,450,501
Leasing	—	—	3,102	—	—	3,102	561,287	564,389
Consumer:
Credit cards	—	—	21,070	—	—	21,070	1,119,094	1,140,164
HELOCs	—	—	8,186	—	7	8,193	5,207	13,400
Personal	—	—	8,380	—	77	8,457	1,254,076	1,262,533
Auto	—	—	11,348	—	40	11,388	755,908	767,296
Other	—	—	2,130	—	1,735	3,865	201,779	205,644

Total Consumer	—	—	51,114	—	1,859	52,973	3,336,064	3,389,037

Total Puerto Rico	$812,257	$667,699	$1,041,784	$4,444	$2,114	$2,528,298	$13,409,816	$15,938,114

U.S. mainland
Commercial multi-family	$11,283	$6,818	$13,653	$—	$—	$31,754	$375,449	$407,203
Commercial real estate non-owner occupied	17,424	8,745	13,446	—	—	39,615	472,952	512,567
Commercial real estate owner occupied	24,284	4,707	4,672	—	—	33,663	160,242	193,905
Commercial and industrial	5,357	2,548	7,988	—	—	15,893	629,896	645,789

Total Commercial	58,348	22,818	39,759	—	—	120,925	1,638,539	1,759,464
Construction	—	—	—	—	—	—	92,436	92,436
Mortgage	—	—	23,100	—	—	23,100	1,029,285	1,052,385
Legacy	7,902	2,491	9,204	—	—	19,597	61,221	80,818
Consumer:
Credit cards	—	—	—	—	—	—	15,065	15,065
HELOCs	—	—	2,457	—	1,632	4,089	348,673	352,762
Personal	—	—	571	—	835	1,406	111,513	112,919
Auto	—	—	—	—	—	—	73	73
Other	—	—	7	—	—	7	408	415

Total Consumer	—	—	3,035	—	2,467	5,502	475,732	481,234

Total U.S. mainland	$66,250	$25,309	$75,098	$—	$2,467	$169,124	$3,297,213	$3,466,337

Popular, Inc.
Commercial multi-family	$13,589	$11,839	$16,839	$—	$—	$42,267	$445,013	$487,280
Commercial real estate non-owner occupied	189,195	152,849	183,346	—	—	525,390	2,000,756	2,526,146
Commercial real estate owner occupied	236,520	149,243	310,686	3,595	—	700,044	967,223	1,667,267
Commercial and industrial	426,689	370,382	280,868	849	255	1,079,043	2,374,531	3,453,574

Total Commercial	865,993	684,313	791,739	4,444	255	2,346,744	5,787,523	8,134,267
Construction	4,612	6,204	16,908	—	—	27,724	224,096	251,820
Mortgage	—	—	241,780	—	—	241,780	6,261,106	6,502,886
Legacy	7,902	2,491	9,204	—	—	19,597	61,221	80,818
Leasing	—	—	3,102	—	—	3,102	561,287	564,389
Consumer:
Credit cards	—	—	21,070	—	—	21,070	1,134,159	1,155,229
HELOCs	—	—	10,643	—	1,639	12,282	353,880	366,162
Personal	—	—	8,951	—	912	9,863	1,365,589	1,375,452
Auto	—	—	11,348	—	40	11,388	755,981	767,369
Other	—	—	2,137	—	1,735	3,872	202,187	206,059

Total Consumer	—	—	54,149	—	4,326	58,475	3,811,796	3,870,271

Total Popular, Inc.	$878,507	$693,008	$1,116,882	$4,444	$4,581	$2,697,422	$16,707,029	$19,404,451

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

Note 13 – FDIC loss-share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss-share arrangements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss-share arrangements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under loss-share arrangements. The loss-share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring at the end of the quarter ending June 30, 2020. The loss-share arrangements applicable to commercial (including construction) and consumer loans expired during the quarter ended June 30, 2015 and provides for reimbursement to the FDIC through the quarter ending June 30, 2018.

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$392,947	$712,869	$542,454	$909,414
Amortization	(3,931)	(42,524)	(62,312)	(163,565)
Reversal of accelerated amortization in prior periods	—	15,046	—	15,046
Credit impairment losses (reversal) to be covered under loss-sharing agreements	(183)	9,863	15,710	35,325
Reimbursable expenses	6,276	15,545	70,551	39,375
Net payments from FDIC under loss-sharing agreements	(80,993)	(68,183)	(245,416)	(178,801)
Other adjustments attributable to FDIC loss-sharing agreements	(2,170)	(6,285)	(9,041)	(20,463)

Balance at end of period	$311,946	$636,331	$311,946	$636,331

As a result of the expiration of the shared-loss arrangement under the commercial loss-share agreement on June 30, 2015, loans with a carrying amount at June 30, 2015 of approximately $248.7 million, which were reclassified to “non-covered” in the accompanying statement of financial condition, are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC related primarily to (i) the FDIC’s denial of reimbursements for certain charge-offs claimed by BPPR with respect to certain loans and the treatment of those loans as “shared-loss assets” under the commercial loss-share agreement; and (ii) the denial by the FDIC of portfolio sale proposals submitted by BPPR pursuant to the applicable commercial shared-loss agreement provision governing portfolio sales. Until the disputes described above are finally resolved, the terms of the commercial loss-share agreement will remain in effect with respect to any such items under dispute. As of September 30, 2015, losses amounting to $141.3 million related to these assets are reflected in the FDIC indemnification asset as a receivable from the FDIC. Refer to additional information of these disputes on Note 26, Commitments and Contingencies.

The weighted average life of the single family loan portfolio subject to the FDIC loss-sharing agreement at September 30, 2015 is 7.58 years.

As part of the loss-share agreements, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss-share agreements, in the event losses on the loss-share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the true-up measurement date in respect of each of the loss-sharing agreements during which the loss-sharing provisions of the applicable loss-sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared- loss loans and shared-loss assets at the beginning and end of such period times 1%).

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Carrying amount (fair value)	$122,527	$129,304
Undiscounted amount	$170,531	$187,238

The loss-share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement on losses from the FDIC. Under the loss-share agreements, BPPR must:

•	manage and administer the covered assets and collect and effect charge-offs and recoveries with respect to such covered assets in a manner consistent with its usual and prudent business and banking practices and, with respect to single family shared-loss loans, the procedures (including collection procedures) customarily employed by BPPR in servicing and administering mortgage loans for its own account and the servicing procedures established by FNMA or the Federal Home Loan Mortgage Corporation (“FHLMC”), as in effect from time to time, and in accordance with accepted mortgage servicing practices of prudent lending institutions;

•	exercise its best judgment in managing, administering and collecting amounts on covered assets and effecting charge-offs with respect to the covered assets;

•	use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss assets and best efforts to maximize collections with respect to commercial shared-loss assets;

•	retain sufficient staff to perform the duties under the loss-share agreements;

•	adopt and implement accounting, reporting, record-keeping and similar systems with respect to the commercial shared-loss assets;

•	comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared-loss loan;

•	provide notice with respect to proposed transactions pursuant to which a third party or affiliate will manage, administer or collect any commercial shared-loss assets;

•	file monthly and quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries; and

•	maintain books and records sufficient to ensure and document compliance with the terms of the loss-share agreements.

Refer to Note 26, Commitment and Contingencies, for additional information on the settlement of the arbitration proceedings with the FDIC regarding the commercial loss-share agreement.

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$17,020	$11,091	$43,957	$32,397
Mortgage servicing rights fair value adjustments	1,038	(2,588)	(5,808)	(18,424)

Total mortgage servicing fees, net of fair value adjustments	18,058	8,503	38,149	13,973

Net gain on sale of loans, including valuation on loans held-for-sale	9,698	7,466	24,999	22,831

Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	(69)	13	(10)	(725)
Realized (losses) gains on closed derivative positions	(3,492)	(1,580)	(4,766)	(14,211)

Total trading account (loss) profit	(3,561)	(1,567)	(4,776)	(14,936)

Total mortgage banking activities	$24,195	$14,402	$58,372	$21,868

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2015 and 2014 because they did not contain any credit recourse arrangements. During the quarter ended September 30, 2015, the Corporation recorded a net gain $9.1 million (September 30, 2014 - $7.4 million) related to the residential mortgage loans securitized. During the nine months ended September 30, 2015, the Corporation recorded a net gain $22.8 million (September 30, 2014 - $24.4 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2015 and 2014:

	Proceeds Obtained During the Quarter Ended September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$251,061	$—	$251,061
Mortgage-backed securities - FNMA	—	56,800	—	56,800

Total trading account securities	$—	$307,861	$—	$307,861

Mortgage servicing rights	—	—	3,309	3,309

Total	$—	$307,861	$3,309	$311,170

	Proceeds Obtained During the Nine Months Ended September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$650,891	$—	$650,891
Mortgage-backed securities - FNMA	—	174,235	—	174,235

Total trading account securities	$—	$825,126	$—	$825,126

Mortgage servicing rights	—	—	10,078	10,078

Total	$—	$825,126	$10,078	$835,204

	Proceeds Obtained During the Quarter Ended September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$171,508	$—	$171,508
Mortgage-backed securities - FNMA	—	51,017	—	51,017

Total trading account securities	$—	$222,525	$—	$222,525

Mortgage servicing rights	—	—	2,711	2,711

Total	$—	$222,525	$2,711	$225,236

	Proceeds Obtained During the Nine Months Ended September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$521,747	$—	$521,747
Mortgage-backed securities - FNMA	—	173,669	—	173,669

Total trading account securities	$—	$695,416	$—	$695,416

Mortgage servicing rights	—	—	8,828	8,828

Total	$—	$695,416	$8,828	$704,244

During the nine months ended September 30, 2015, the Corporation retained servicing rights on whole loan sales involving approximately $56 million in principal balance outstanding (September 30, 2014 - $71 million), with realized gains of approximately $2.2 million (September 30, 2014 - gains of $2.8 million). All loan sales performed during the nine months ended September 30, 2015 and 2014 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2015 and 2014.

Residential MSRs
(In thousands)	September 30, 2015	September 30, 2014
Fair value at beginning of period	$148,694	$161,099
Additions[1]	73,411	9,607
Changes due to payments on loans[2]	(12,891)	(12,670)
Reduction due to loan repurchases	(1,576)	(2,440)
Changes in fair value due to changes in valuation model inputs or assumptions	3,213	(3,314)

Fair value at end of period	$210,851	$152,282

[1]	Includes $54.9 million from the acquisition of mortgage servicing rights from the FDIC as a receiver for Doral Bank during the second quarter of 2015.
[2]	Represents the change due to collection / realization of expected cash flow over time.

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

During the third quarter of 2015, BPPR acquired mortgage servicing rights for a portfolio previously serviced by Doral Bank, with approximately $873 million in unpaid principal balance and a fair value of $4.4 million, in connection with a pre-existing backup servicing agreement. The Corporation also purchased the servicing advances related to this portfolio from the FDIC, as receiver of Doral Bank, for a price of $46.6 million.

Residential mortgage loans serviced for others were $20.9 billion at September 30, 2015 (December 31, 2014 - $15.6 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and nine months ended September 30, 2015 amounted to $17.0 million and $44.0 million, respectively (September 30, 2014 - $11.1 million and $32.4 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At September 30, 2015, those weighted average mortgage servicing fees were 0.28% (September 30, 2014 – 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2015 and 2014 were as follows:

	Quarter ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Prepayment speed	7.0%	6.1%	7.0%	6.2%
Weighted average life	8.8 years	16.4 years	7.1 years	16.1 years
Discount rate (annual rate)	11.1%	10.9%	11.0%	10.8%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	September 30, 2015	December 31, 2014
Fair value of servicing rights	$99,205	$110,534
Weighted average life	7.0 years	11.7 years
Weighted average prepayment speed (annual rate)	6.8%	8.6%
Impact on fair value of 10% adverse change	$(338)	$(4,089)
Impact on fair value of 20% adverse change	$(3,408)	$(7,995)
Weighted average discount rate (annual rate)	11.5%	11.5%
Impact on fair value of 10% adverse change	$(1,495)	$(4,492)
Impact on fair value of 20% adverse change	$(5,540)	$(8,701)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	September 30, 2015	December 31, 2014
Fair value of servicing rights	$111,646	$38,160
Weighted average life	5.9 years	11.0 years
Weighted average prepayment speed (annual rate)	7.9%	9.1%
Impact on fair value of 10% adverse change	$(374)	$(1,620)
Impact on fair value of 20% adverse change	$(3,809)	$(2,924)
Weighted average discount rate (annual rate)	11.0%	10.7%
Impact on fair value of 10% adverse change	$(1,244)	$(1,603)
Impact on fair value of 20% adverse change	$(5,408)	$(2,877)

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

At September 30, 2015, the Corporation serviced $1.9 billion (December 31, 2014 - $2.1 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2015, the Corporation had recorded $116 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2014 - $81 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the nine months ended September 30, 2015, the Corporation repurchased approximately $ 68 million (September 30, 2014 - $141 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 16 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2015 and 2014.

	For the quarter ended September 30, 2015
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$34,725	$107,530	$—	$33,504	$175,759
Write-downs in value	(668)	(1,843)	—	(640)	(3,151)
Additions	7,959	24,318	—	5,759	38,036
Sales	(3,190)	(12,402)	—	(2,922)	(18,514)
Other adjustments	(510)	(93)	—	—	(603)

Ending balance	$38,316	$117,510	$—	$35,701	$191,527

	For the nine months ended September 30, 2015
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(10,717)	(5,678)	(20,350)	(3,315)	(40,060)
Additions	12,787	63,925	9,661	20,019	106,392
Sales	(17,485)	(39,731)	(59,749)	(22,550)	(139,515)
Other adjustments	244	(615)	(452)	(233)	(1,056)
Transfer to non-covered status[1]	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$38,316	$117,510	$—	$35,701	$191,527

[1]	Represents the reclassification of OREOs to the non-covered category, pursuant to the expiration of the commercial and consumer shared-loss arrangement with the FDIC related to loans acquired from Westernbank, on June 30, 2015.

During the second quarter of 2015, the Corporation completed a bulk sale of $37 million of covered OREOs.

	For the quarter ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$49,787	$89,633	$107,905	$47,900	$295,225
Write-downs in value	(2,714)	(1,844)	(5,839)	(2,222)	(12,619)
Additions	2,853	15,787	10,693	7,276	36,609
Sales	(5,148)	(13,008)	(7,077)	(7,057)	(32,290)
Other adjustments	(1)	(89)	(812)	615	(287)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

	For the nine months ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(3,499)	(2,952)	(17,037)	(3,369)	(26,857)
Additions	13,824	46,070	46,147	15,870	121,911
Sales	(15,482)	(37,274)	(40,290)	(13,211)	(106,257)
Other adjustments	1,285	(2,217)	(4,165)	(570)	(5,667)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

Note 17 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2015	December 31, 2014
Net deferred tax assets (net of valuation allowance)	$1,271,410	$812,819
Investments under the equity method	228,214	225,625
Prepaid taxes	191,913	198,120
Other prepaid expenses	83,873	84,079
Derivative assets	16,750	25,362
Trades receivable from brokers and counterparties	125,625	66,949
Others	303,269	233,489

Total other assets	$2,221,054	$1,646,443

Prepaid taxes at September 30, 2015 and December 31, 2014 includes a payment of $45 million in income taxes in connection with the Closing Agreement signed with the Puerto Rico Department of Treasury on June 30, 2014.

As discussed in Note 36, the corporation recorded during the quarter ended June 30, 2015 a partial reversal of the valuation allowance on its deferred tax assets from its U.S. operations for approximately $545 million.

Note 18 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 and 2014, allocated by reportable segments, were as follows (refer to Note 38 for the definition of the Corporation’s reportable segments):

2015
(In thousands)	Balance at January 1, 2015	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30, 2015
Banco Popular de Puerto Rico	$250,109	$3,899	$(3,385)	$—	$250,623
Banco Popular North America	215,567	38,735	—	—	254,302

Total Popular, Inc.	$465,676	$42,634	$(3,385)	$—	$504,925

2014
(In thousands)	Balance at January 1, 2014	Goodwill on acquisition	Purchase accounting adjustments	Goodwill written-off related to discontinued operations	Other	Balance at September 30, 2014
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	(186,511)	—	215,567

Total Popular, Inc.	$647,757	$—	$—	$(186,511)	$—	$461,246

The goodwill acquired during 2015 in the reportable segments of Banco Popular de Puerto Rico and Banco Popular North America of $2.9 million, after considering purchase accounting adjustments, and $38.7 million, respectively, was related to the Doral Bank Transaction. During the nine months ended September 30, 2015, the Corporation recorded adjustments to its initial fair value estimates resulting in a net reduction of the goodwill recorded in connection with the Doral Bank Transaction of approximately $1.0 million. Refer to Note 5, Business Combination, for additional information. In addition, the Corporation recorded purchase accounting adjustments to reduce the goodwill related to the acquisition of an insurance benefits business during the year ended December 31, 2014 by approximately $2.4 million.

Other Intangible Assets

At September 30, 2015 and December 31, 2014, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2015
Core deposits	$74,302	$37,424	$36,878
Other customer relationships	37,665	9,264	28,401

Total other intangible assets	$111,967	$46,688	$65,279

December 31, 2014
Core deposits	$50,679	$32,006	$18,673
Other customer relationships	19,452	6,644	12,808

Total other intangible assets	$70,131	$38,650	$31,481

During the first quarter of 2015, the Corporation also acquired $23.6 million in core deposit intangibles related to the Doral Bank Transaction. During the second quarter of 2015, the Corporation acquired the Doral Insurance Agency portfolio, as part of a separate bidding process after Doral Financial Corporation filed for bankruptcy. As a result of this acquisition, the Corporation recorded $17.3 million in customer relationship intangibles.

During the quarter ended September 30, 2015, the Corporation recognized $ 3.5 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2014 - $ 2.0 million). During the nine months ended September 30, 2015, the Corporation recognized $ 8.5 million in amortization related to other intangible assets with definite useful lives (September 30, 2014 - $ 6.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2015	$3,419
Year 2016	13,414
Year 2017	10,665
Year 2018	10,573
Year 2019	10,330
Year 2020	6,131

Results of the Annual Goodwill Impairment Test

The Corporation’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment, at least annually and on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2015 using July 31, 2015 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.64% to 15.52% for the 2015 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

For BPNA reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPNA’s equity value by approximately $92 million in the July 31, 2015 annual test and by $205 million in the July 31, 2014 annual test. Accordingly, there is no indication of impairment on the goodwill recorded in BPNA at July 31, 2015 and there is no need for a Step 2 analysis.

For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $180 million in the July 31, 2015 annual test as compared with approximately $337 million at July 31, 2014. This result indicates there is no indication of impairment on the goodwill recorded in BPPR at July 31, 2015. The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 96% of the Corporation’s total goodwill balance as of the July 31, 2015 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2015 annual assessment were reasonable.

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

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2015
(In thousands)	Balance at January 1, 2015 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2015 (net amounts)	Balance at September 30, 2015 (gross amounts)	Accumulated impairment losses	Balance at September 30, 2015 (net amounts)
Banco Popular de Puerto Rico	$250,109	$—	$250,109	$250,623	$—	$250,623
Banco Popular North America	379,978	164,411	215,567	418,713	164,411	254,302

Total Popular, Inc.	$630,087	$164,411	$465,676	$669,336	$164,411	$504,925

December 31, 2014
(In thousands)	Balance at January 1, 2014 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2014 (net amounts)	Balance at December 31, 2014 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2014 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$250,109	$—	$250,109
Banco Popular North America	566,489	164,411	402,078	379,978	164,411	215,567

Total Popular, Inc.	$812,168	$164,411	$647,757	$630,087	$164,411	$465,676

Goodwill Impairment Test – U.S. Regional Sales

As discussed in Note 4, Discontinued Operations, on April 22, 2014, BPNA entered into definitive agreements to sell its regional operations in California, Illinois and Central Florida to three different buyers. In connection with the transactions, the Corporation has centralized certain back office operations in Puerto Rico and New York. During the second quarter of 2014, the assets and liabilities for those regions were reclassified as held-for-sale in accordance with ASC 360-10-45. As a result of the reclassification, and in accordance with ASC 350-20-40, BPNA allocated a proportionate share of the goodwill balance to the discontinued businesses on a relative fair value basis and performed an impairment test for the goodwill allocated to each of the discontinued operations as well as for retained business, each as a separate reporting unit. This allocation of goodwill and related impairment analysis resulted in an impairment charge of $186.5 million during the second quarter of 2014. The goodwill impairment charge is a non-cash charge that did not have an impact on the Corporation’s tangible capital or regulatory capital ratios. The goodwill impairment analysis of the retained portion of the BPNA operations resulted in no impairment as of June 30, 2014.

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

Note 19 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2015	December 31, 2014
Savings accounts	$7,014,907	$6,737,370
NOW, money market and other interest bearing demand deposits	5,526,306	4,811,972

Total savings, NOW, money market and other interest bearing demand deposits	12,541,213	11,549,342

Certificates of deposit:
Under $100,000	4,221,449	4,211,180
$100,000 and over	3,879,825	3,263,265

Total certificates of deposit	8,101,274	7,474,445

Total interest bearing deposits	$20,642,487	$19,023,787

A summary of certificates of deposit by maturity at September 30, 2015 follows:

(In thousands)
2015	$2,064,999
2016	3,172,360
2017	972,285
2018	646,645
2019	429,969
2020 and thereafter	815,016

Total certificates of deposit	$8,101,274

At September 30, 2015, the Corporation had brokered deposits amounting to $ 1.6 billion (December 31, 2014 - $ 1.9 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $13 million at September 30, 2015 (December 31, 2014 - $9 million).

Note 20 – Borrowings

The following table presents the composition of fed funds purchased and assets sold under agreements to repurchase at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Federal funds purchased	$—	$100,000
Assets sold under agreements to repurchase	1,085,765	1,171,657

Total federal funds purchased and assets sold under agreements to repurchase	$1,085,765	$1,271,657

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2015	December 31, 2014
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
Within 30 days	$923	$—
After 90 days	43,341	—

Total U.S. Treasury Securities	44,264	—

Obligations of U.S. government sponsored entities
Overnight	30,425	—
Within 30 days	261,711	289,545
After 30 to 90 days	129,040	25,761
After 90 days	355	420,176

Total obligations of U.S. government sponsored entities	421,531	735,482

Obligations of Puerto Rico, states and political subdivisions
Overnight	—	23,397
Within 30 days	8,006	5,199

Total Obligations of Puerto Rico, states and political subdivisions	8,006	28,596

Mortgage-backed securities
Overnight	4,272	4,850
Within 30 days	80,737	54,311
After 30 to 90 days	149,275	—
After 90 days	326,849	195,629

Total mortgage-backed securities	561,133	254,790

Collateralized mortgage obligations
Within 30 days	33,704	16,700
After 30 to 90 days	1,149	55,338
After 90 days	12,210	71,281

Total collateralized mortgage obligations	47,063	143,319

Other
Overnight	—	1,353
Within 30 days	3,768	8,117

Total other	3,768	9,470

Total	$1,085,765	$1,171,657

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

The following table presents the composition of other short-term borrowings at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Advances with the FHLB paying interest at maturity	$—	$20,000
Others	1,200	1,200

Total other short-term borrowings	$1,200	$21,200

Note: Refer to the Corporation’s 2014 Annual Report for rates information at December 31, 2014.

The following table presents the composition of notes payable at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Advances with the FHLB with maturities ranging from 2015 through 2029 paying interest at monthly fixed rates ranging from 0.41% to 4.19%	$765,485	$802,198
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%	450,000	450,000
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 22)	439,799	439,800
Others	19,227	19,830

Total notes payable	$1,674,511	$1,711,828

Note: Refer to the Corporation’s 2014 Annual Report for rates information at December 31, 2014.

A breakdown of borrowings by contractual maturities at September 30, 2015 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2015	$703,010	$1,200	$18,315	$722,525
2016	382,755	—	253,536	636,291
2017	—	—	85,645	85,645
2018	—	—	139,400	139,400
2019	—	—	525,664	525,664
Later years	—	—	651,951	651,951

Total borrowings	$1,085,765	$1,200	$1,674,511	$2,761,476

Note 21 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at September 30, 2015 and December 31, 2014.

As of September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$16,750	$—	$16,750	$109	$—	$—	$16,641
Reverse repurchase agreements	145,263	—	145,263	—	145,263	—	—

Total	$162,013	$—	$162,013	$109	$145,263	$—	$16,641

As of September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$15,302	$—	$15,302	$109	$5,408	$—	$9,785
Repurchase agreements	1,085,765	—	1,085,765	—	1,085,765	—	—

Total	$1,101,067	$—	$1,101,067	$109	$1,091,173	$—	$9,785

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$25,361	$—	$25,361	$320	$—	$—	$25,041
Reverse repurchase agreements	151,134	—	151,134	—	151,134	—	—

Total	$176,495	$—	$176,495	$320	$151,134	$—	$25,041

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$23,032	$—	$23,032	$320	$8,781	$—	$13,931
Repurchase agreements	1,171,657	—	1,171,657	—	1,171,657	—	—

Total	$1,194,689	$—	$1,194,689	$320	$1,180,438	$—	$13,931

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

Note 22 – Trust preferred securities

At September 30, 2015 and December 31, 2014, statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at September 30, 2015 and December 31, 2014.

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

The Basel III Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s capital components at September 30, 2015 included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the Basel III Capital Rules. The Corporation is allowed to include only 25% of such trust preferred securities in Tier I capital as of January 1, 2015 and would be allowed 0% as of January 1, 2016 and thereafter. The Basel III Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities.

Note 23 – Stockholders’ equity

During the quarter ended September 30, 2015 the Corporation declared a cash dividend of $0.15 per share on its outstanding common stock, which was paid on October 7, 2015 to shareholders of record at the close of business on September 29, 2015. This represents a payout of approximately $15.5 million and is the first cash dividend the Corporation pays to its shareholders since April 2009.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $469 million at September 30, 2015 (December 31, 2014 - $469 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and nine months ended September 30, 2015 and September 30, 2014.

Note 24 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and nine months ended September 30, 2015 and 2014.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended September 30,		Nine months ended September 30,
(In thousands)		2015	2014	2015	2014
Foreign currency translation	Beginning Balance	$(34,505)	$(31,099)	$(32,832)	$(36,099)

	Other comprehensive (loss) income before reclassifications	(31)	98	(1,704)	(2,620)
	Amounts reclassified from accumulated other comprehensive loss	—	—	—	7,718

	Net change	(31)	98	(1,704)	5,098

	Ending balance	$(34,536)	$(31,001)	$(34,536)	$(31,001)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(200,215)	$(102,867)	$(205,187)	$(104,302)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,064	1,298	9,195	3,891
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(579)	(580)	(1,738)	(1,738)

	Net change	2,485	718	7,457	2,153

	Ending balance	$(197,730)	$(102,149)	$(197,730)	$(102,149)

Unrealized net holding gains (losses) on investments	Beginning Balance	$15,533	$4,071	$8,465	$(48,344)

	Other comprehensive income (loss) before reclassifications	27,435	(19,095)	22,548	33,320
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive income (loss)	—	—	11,959	—
	Amounts reclassified from accumulated other comprehensive income (loss)	(109)	(1,763)	(113)	(1,763)

	Net change	27,326	(20,858)	34,394	31,557

	Ending balance	$42,859	$(16,787)	$42,859	$(16,787)

Unrealized net losses on cash flow hedges	Beginning Balance	$156	$(396)	$(318)	$—

	Other comprehensive loss before reclassifications	(1,571)	(417)	(2,505)	(3,024)
	Amounts reclassified from accumulated other comprehensive (loss) income	1,016	683	2,424	2,894

	Net change	(555)	266	(81)	(130)

	Ending balance	$(399)	$(130)	$(399)	$(130)

	Total	$(189,806)	$(150,067)	$(189,806)	$(150,067)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2015 and 2014.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	Consolidated Statements of Operations	2015	2014	2015	2014
Foreign Currency Translation
Cumulative translation adjustment reclassified into earnings	Other operating income	$—	$—	$—	$(7,718)

	Total before tax	—	—	—	(7,718)

	Total net of tax	$—	$—	$—	$(7,718)

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,025)	$(2,127)	$(15,075)	$(6,379)
Amortization of prior service cost	Personnel costs	950	950	2,850	2,850

	Total before tax	(4,075)	(1,177)	(12,225)	(3,529)

	Income tax benefit	1,590	459	4,768	1,376

	Total net of tax	$(2,485)	$(718)	$(7,457)	$(2,153)

Unrealized net holding gains (losses) on investments
Realized loss on sale of securities	Other-than-temporary impairment losses on available-for-sale debt securities	$—	$—	$(14,445)	$—
	Net gain (loss) and valuation adjustments on investment securities	136	1,763	141	1,763

	Total before tax	136	1,763	(14,304)	1,763

	Income tax (expense) benefit	(27)	—	2,458	—

	Total net of tax	$109	$1,763	$(11,846)	$1,763

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,664)	$(1,120)	$(3,973)	$(4,745)

	Total before tax	(1,664)	(1,120)	(3,973)	(4,745)

	Income tax benefit (expense)	648	437	1,549	1,851

	Total net of tax	$(1,016)	$(683)	$(2,424)	$(2,894)

	Total reclassification adjustments, net of tax	$(3,392)	$362	$(21,727)	$(11,002)

Note 25 – Guarantees

At September 30, 2015, the Corporation recorded a liability of $0.5 million (December 31, 2014 - $0.4 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2015, the Corporation serviced $ 1.9 billion (December 31, 2014 - $ 2.1 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2015, the Corporation repurchased approximately $ 14 million and $ 44 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2014 - $ 21 million and $ 69 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2015, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 57 million (December 31, 2014 - $ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine month periods ended September 30, 2015 and 2014.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$57,589	$47,892	$59,438	$41,463
Provision for recourse liability	4,394	9,189	15,262	28,215
Net charge-offs	(4,927)	(5,885)	(17,644)	(18,482)

Balance as of end of period	$57,056	$51,196	$57,056	$51,196

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under BPPR’s representation and warranty arrangements for the nine months ended September 30, 2015 approximated $175 thousand, in unpaid principal balance, with losses amounting to $24 thousand, and $ 2.2 million and $ 1.6 million, respectively, for the same period of 2014. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

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

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date. At September 30, 2015, the Corporation has a reserve balance of $3 million to cover claims received from the purchaser, which are currently being evaluated.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representations and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the first and second quarter of 2015, the Corporation released $3.2 million and $1.8 million, respectively, based on an evaluation of claims received under this clause. At September 30, 2015, the Corporation has a reserve balance of $0.1 million to cover claims received from the purchaser.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2015 and 2014.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$6,062	$15,919	$15,959	$19,277
Additions for new sales	—	—	—	—
Provision (reversal) for representation and warranties	1,409	230	(6,199)	(1,235)
Net charge-offs	(14)	(7)	(53)	(1,900)
Settlements paid	—	—	(2,250)	—

Balance as of end of period	$7,457	$16,142	$7,457	$16,142

In addition, at September 30, 2015, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2015, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 4 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2014 - $ 5 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2015, the Corporation serviced $ 20.9 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2014 - $ 15.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2015, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $102 million (December 31, 2014 - $36 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.2 billion at September 30, 2015 (December 31, 2014 - $ 0.2 billion). In addition, at September 30, 2015 and December 31, 2014, PIHC fully and unconditionally guaranteed on a subordinated basis $ 0.4 billion and $ 0.4 billion, respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 22 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit:
Credit card lines	$4,450,137	$4,450,284
Commercial and construction lines of credit	2,313,111	2,415,843
Other consumer unused credit commitments	263,131	269,225
Commercial letters of credit	2,425	2,820
Standby letters of credit	47,552	46,362
Commitments to originate or fund mortgage loans	27,901	25,919

At September 30, 2015, the Corporation maintained a reserve of approximately $12 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, as compared to $13 million at December 31, 2014.

Other commitments

At September 30, 2015, the Corporation also maintained other non-credit commitments for approximately $9 million, primarily for the acquisition of other investments, as compared to $9 million at December 31, 2014.

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

At September 30, 2015, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 635 million, of which approximately $ 579 million is outstanding ($ 1.0 billion and $ 811 million, respectively, at December 31, 2014). Of the amount outstanding, $ 498 million consists of loans and $ 81 million are securities ($ 689 million and $ 122 million at December 31, 2014). Of this amount, $ 82 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 336 million at December 31, 2014). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 497 million outstanding represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 475 million at December 31, 2014). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. During the quarter ended June 30, 2015, the Corporation agreed to sell a $75 million non-accrual public sector credit at BPPR (subject among other conditions, to the approval of the syndicate’s agent bank, and accordingly transferred it to held-for-sale. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee. However, at September 30, 2015, the loan remains classified as held-for-sale as the Corporation maintains its ability and intent to sell the loan.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
Within 1 year	$—	$—	$—	$794
After 1 to 5 years	868	—	868	868
After 5 to 10 years	3,044	—	3,044	3,044
After 10 years	13,940	—	13,940	13,940

Total Central Government	17,852	—	17,852	18,646

Government Development Bank (GDB)
Within 1 year	2,752	—	2,752	2,752
After 1 to 5 years	1,812	—	1,812	1,812
After 5 to 10 years	571	—	571	571

Total Government Development Bank (GDB)	5,135	—	5,135	5,135

Public Corporations:
Puerto Rico Aqueduct and Sewer Authority
Within 1 year	—	15,000	15,000	45,690
After 10 years	480	—	480	480

Total Puerto Rico Aqueduct and Sewer Authority	480	15,000	15,480	46,170

Puerto Rico Electric Power Authority
Within 1 year	—	43,625	43,625	45,002
After 10 years	23	—	23	23

Total Puerto Rico Electric Power Authority	23	43,625	43,648	45,025

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	2,920	47,278	50,198	73,193
After 1 to 5 years	13,655	130,935	144,590	144,590
After 5 to 10 years	20,020	138,187	158,207	158,207
After 10 years	20,325	123,372	143,697	143,697

Total Municipalities	56,920	439,772	496,692	519,687

Total Direct Government Exposure	$80,414	$498,397	$578,811	$634,667

In addition, at September 30, 2015, the Corporation had $386 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($370 million at December 31, 2014). These included $307 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2014 - $289 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $50 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $29 million of commercial real estate notes ($49 million and $32 million at December 31, 2014, respectively).

Since February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) have lowered their ratings on the General Obligation bonds of the Commonwealth and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalyst, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and the GDB and their ability to access the capital markets. Currently, the Commonwealth’s general obligation ratings are as follows: S&P, ‘CC’, Moody’s, ‘Caa3’, and Fitch, ‘CC’.

During the second quarter of 2015, the Corporation recognized an other-than-temporary impairment charge of $14.4 million on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions.

Other contingencies

As indicated in Note 13 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 123 million at September 30, 2015 (December 31, 2014 - $ 129 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $27 million as of September 30, 2015. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

Set forth below are descriptions of the Corporation’s material legal proceedings.

PCB has been named a defendant in a putative class action complaint captioned Josefina Valle, et al. v. Popular Community Bank, filed in November 2012 in the New York State Supreme Court (New York County). Plaintiffs, existing PCB customers, allege among other things that PCB has engaged in unfair and deceptive acts and trade practices in connection with the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that PCB improperly disclosed its consumer overdraft policies and, additionally, that the overdraft rates and fees assessed by PCB violate New York’s usury laws. The complaint seeks unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

PCB removed the case to federal court (S.D.N.Y.) and plaintiffs subsequently filed a motion to remand the action to state court, which the Court granted on August 6, 2013. A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part PCB’s motion to dismiss. The sole surviving claim relates to PCB’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. PCB subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. In June 2015, this matter was reassigned to a new judge and on July 22, 2015, such Court denied PCB’s motion to compel arbitration and granted plaintiffs’ motion for leave to amend the complaint to replead certain claims based on item processing reordering, misstatement of balance information and failure to notify customers in advance of potential overdrafts. The Court did not, however, allow plaintiffs to replead their claim for the alleged breach of the implied covenant of good faith and fair dealing. On August 12, 2015, the Plaintiffs filed a second amended complaint. On August 24, 2015, PCB filed a Notice of Appeal as to the order granting leave to file the second amended complaint and on September 17, 2015, it filed a motion to dismiss the second amended complaint. On October 7, 2015, PCB renewed its motion to compel arbitration.

BPPR has been named a defendant in a putative class action complaint captioned Neysha Quiles et al. v. Banco Popular de Puerto Rico et al., filed in December 2013 in the United States District Court for the District of Puerto Rico (USDC-PR). Plaintiffs essentially allege that they and others, who have been employed by the Defendants as “bank tellers” and other similarly titled positions, have been paid only for scheduled work time, rather than time actually worked. The Complaint seeks to maintain a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of all individuals formerly or currently employed by BPPR in Puerto Rico and the Virgin Islands as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years. Specifically, the complaint alleges that Banco Popular violated FLSA by willfully failing to pay overtime premiums. Similar claims were brought under Puerto Rico law. On January 31, 2014, the Popular defendants filed an answer to the complaint. On January 9, 2015, plaintiffs submitted a motion for conditional class certification, which BPPR opposed. On February 18, 2015, the Court entered an order whereby it granted plaintiffs’ request for conditional certification of the FLSA action. Following the Court’s order, plaintiffs sent out notices to all purported class members with instructions for opting into the class. Approximately sixty potential classmembers opted into the class prior to the expiration of the opt-in period. On June 25, 2015, the Court denied with prejudice plaintiffs’ motion for class certification under Rule 23 of the Federal Rules of Civil Procedure. On October 20, 2015, the parties reached an agreement in principle to resolve the referenced action for an immaterial amount, subject to their reaching an agreement on the payment of reasonable attorneys’ fees.

BPPR and Popular Securities have also been named defendants in a putative class action complaint captioned Nora Fernandez, et al. v. UBS, et al., filed in the United States District Court for the Southern District of New York (SDNY) on May 5, 2014 on behalf of investors in 23 Puerto Rico closed-end investment companies. UBS Financial Services Incorporated of Puerto Rico, another named defendant, is the sponsor and co-sponsor of all 23 funds, while BPPR was co-sponsor, together with UBS, of nine (9) of those funds. Plaintiffs allege breach of fiduciary duty and breach of contract against Popular Securities, aiding and abetting breach of fiduciary duty against BPPR, and similar claims against the UBS entities. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the USDC-PR and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contain a choice of forum clause, with New York as the selected forum. The Popular defendants joined this opposition and motion. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. On May 8, 2015, plaintiffs filed an amended complaint in the Southern District of New York containing virtually identical allegations with respect to Popular Securities and BPPR. Defendants filed motions to dismiss the amended complaint on June 18, 2015. Such motions remain pending to date.

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

Other Matters

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities, a wholly owned subsidiary of the Corporation. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 46 arbitration proceedings with aggregate claimed damages of approximately $99 million, including one arbitration with claimed damages of $78 million in which two other Puerto Rico broker-dealers are co-defendants. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. The Government’s recent announcements regarding its ability to pay its debt and intention to pursue a comprehensive debt restructuring, together with the market reaction to it, may increase the number of customer complaints (and claimed damages) against Popular Securities concerning Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material and adverse effect on Popular Securities.

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

On October 17, 2014, BPPR and the FDIC settled all claims and counterclaims that had been submitted to the review board. The settlement provides for an agreed valuation methodology for reimbursement of charge-offs for late stage real-estate-collateral-dependent loans and resulting OREO. BPPR applied this valuation methodology to charge-offs claimed on late stage real-estate-collateral-dependent loans and resulting OREO during the remaining term of the commercial loss-sharing agreement which expired on June 30, 2015.

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

On March 19, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine BPPR and the FDIC’s disputes concerning the Disputed Asset. The statement of claim requests a declaration that the Disputed Asset is a “Shared-Loss Asset” under the commercial loss share agreement, a declaration that the restructuring is a “Permitted Amendment” under the commercial loss share agreement, and an order that the FDIC reimburse the Bank for approximately $53.3 million for the Charge-Off of the Disputed Asset, plus interest at the applicable rate. On April 1, 2015, the FDIC notified BPPR that it was clawing back approximately $1.7 million in reimbursable expenses relating to the Disputed Asset that the FDIC had previously paid to BPPR. Thus, on April 13, 2015, BPPR notified the American Arbitration Association and the FDIC of an increase in the amount of its damages by approximately $1.7 million. The review board in the arbitration concerning the Disputed Asset is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing date has been set for August 2016.

In addition, in November and December 2014, BPPR proposed separate portfolio sales of Shared-Loss Assets to the FDIC. The FDIC refused to consent to either sale, stating that those sales did not represent best efforts to maximize collections on Shared-Loss Assets under the commercial loss share agreement. In March 2015, BPPR proposed a third portfolio sale to the FDIC, and in May 2015, BPPR proposed a fourth portfolio sale to the FDIC.

BPPR disagrees with the FDIC’s characterization of the November and December 2014 portfolio sale proposals and with the FDIC’s interpretation of the commercial loss share agreement provision governing portfolio sales. Accordingly, on March 13, 2015, BPPR delivered to the FDIC a notice of dispute under the commercial loss share agreement. On June 8, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board resolve the disputes concerning those proposed portfolio sales. On June 15, 2015, BPPR amended its statement of claim to include a claim for the FDIC-R’s refusal to timely concur in the third sale proposed in March 2015. On June 29, 2015, the FDIC informed BPPR that it would reimburse the Bank for losses arising from the primary portfolio of the third proposed sale, but only subject to conditions to which BPPR objects. The FDIC also informed BPPR that it would not concur in the secondary portfolio of the third proposed sale or in the fourth proposed sale. On September 4, 2015, BPPR filed a second amended statement of claim concerning the FDIC’s refusal to concur in the third and fourth portfolio sales as proposed by BPPR. The review board in the arbitration concerning the proposed portfolio sales is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing is scheduled to be held in the fall of 2016.

The shared-loss arrangement described above expired on June 30, 2015. As of September 30, 2015, BPPR had unreimbursed loss claims related to the commercial loss-sharing arrangement amounting to $232 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which include approximately $90 million related to losses claimed during the second quarter of 2015 and approximately $142 million which are subject to the arbitration proceedings described above. This last figure may continue to increase to the extent that the assets that are the subject of the portfolio sales arbitration further decline in value. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on June 30, 2015), with additional recovery sharing for three years thereafter. As of September 30, 2015, the carrying value of covered loans approximated $0.7 billion, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2015.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 29 to the consolidated financial statements for additional information on the debt securities outstanding at September 30, 2015 and December 31, 2014, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Assets
Servicing assets:
Mortgage servicing rights	$160,570	$103,828

Total servicing assets	$160,570	$103,828

Other assets:
Servicing advances	$33,700	$8,974

Total other assets	$33,700	$8,974

Total assets	$194,270	$112,802

Maximum exposure to loss	$194,270	$112,802

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $12.9 billion at September 30, 2015 (December 31, 2014 - $9.0 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2015 and December 31, 2014, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Assets
Loans held-in-portfolio:
Advances under the working capital line	$658	$426
Advances under the advance facility	391	4,226

Total loans held-in-portfolio	$1,049	$4,652

Accrued interest receivable	$11	$22
Other assets:
Investment in PRLP 2011 Holdings LLC	$21,187	$23,650

Total assets	$22,247	$28,324

Deposits	$(13,232)	$(2,685)

Total liabilities	$(13,232)	$(2,685)

Total net assets	$9,015	$25,639

Maximum exposure to loss	$9,015	$25,639

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2015 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Assets
Loans held-in-portfolio:
Acquisition loan	$45,754	$97,193
Advances under the working capital line	944	990
Advances under the advance facility	19,933	12,460

Total loans held-in-portfolio	$66,631	$110,643

Accrued interest receivable	$210	$314
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$25,729	$31,374

Total assets	$92,570	$142,331

Deposits	$(10,081)	$(12,960)

Total liabilities	$(10,081)	$(12,960)

Total net assets	$82,489	$129,371

Maximum exposure to loss	$82,489	$129,371

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2015 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 28 – Related party transactions with affiliated company / joint venture

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2015, the Corporation’s stake in EVERTEC was 15.31%.The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 34 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2014 Annual Report for details.

The Corporation received $ 3.5 million in dividend distributions during the nine months ended September 30, 2015 from its investments in EVERTEC’s holding company (September 30, 2014 - $ 3.5 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	September 30, 2015	December 31, 2014
Equity investment in EVERTEC	$30,941	$25,146

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2015 and December 31, 2014. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2015	December 31, 2014
Accounts receivable (Other assets)	$2,655	$5,065
Deposits	(25,869)	(15,481)
Accounts payable (Other liabilities)	(17,324)	(15,511)

Net total	$(40,538)	$(25,927)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2015 and 2014.

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015
Share of income from the investment in EVERTEC	$2,162	$8,077
Share of other changes in EVERTEC’s stockholders’ equity	600	1,165

Share of EVERTEC’s changes in equity recognized in income	$2,762	$9,242

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014
Share of income from the investment in EVERTEC	$2,772	$8,104
Share of other changes in EVERTEC’s stockholders’ equity	49	370

Share of EVERTEC’s changes in equity recognized in income	$2,821	$8,474

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2015 and 2014. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Category
Interest expense on deposits	$(15)	$(41)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,961	20,614	Other service fees
Rental income charged to EVERTEC	1,719	5,166	Net occupancy
Processing fees on services provided by EVERTEC	(41,147)	(122,597)	Professional fees
Other services provided to EVERTEC	144	852	Other operating expenses

Total	$(32,338)	$(96,006)

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014	Category
Interest expense on deposits	$(14)	$(53)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,596	19,724	Other service fees
Rental income charged to EVERTEC	1,724	5,151	Net occupancy
Processing fees on services provided by EVERTEC	(37,427)	(115,066)	Professional fees
Other services provided to EVERTEC	278	732	Other operating expenses

Total	$(28,843)	$(89,512)

EVERTEC has a letter of credit issued by BPPR, for an amount of $ 4.2 million at September 30, 2015 (December 31, 2014 - $ 3.6 million). The Corporation agreed to maintain outstanding this letter of credit for a 5-year period that originally expired on September 30, 2015 and was subsequently extended through February 10, 2016. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

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

(In thousands)	September 30, 2015	December 31, 2014
Equity investment in PRLP 2011 Holdings, LLC	$21,187	$23,650

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Loans	$1,049	$4,652
Accrued interest receivable	11	22
Deposits (non-interest bearing)	(13,232)	(2,685)

Net total	$(12,172)	$1,989

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters and nine months ended September 30, 2015 and 2014.

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(633)	$(2,463)

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(706)	$(2,484)

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2015 and 2014.

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$48	$161	Interest income

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$84	$355	Interest income

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

(In thousands)	September 30, 2015	December 31, 2014
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$25,729	$31,374

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Loans	$66,631	$110,643
Accrued interest receivable	210	314
Deposits	(10,081)	(12,960)

Net total	$56,760	$97,997

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarter and nine months ended September 30, 2015 and 2014.

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(1,177)	$(5,645)

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014
Share of (loss) income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(1,152)	$298

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2015 and 2014.

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$659	$2,272	Interest income
Interest expense on deposits	(1)	(2)	Interest expense

Total	$658	$2,270

(In thousands)	Quarter ended September 30, 2014	Nine months ended September 30, 2014	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$1,041	$3,385	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	—	70	Other service fees

Total	$1,041	$3,455

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 and on a nonrecurring basis in periods subsequent to initial recognition for the nine months ended September 30, 2015 and 2014:

At September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$1,046,173	$—	$1,046,173
Obligations of U.S. Government sponsored entities	—	1,001,495	—	1,001,495
Obligations of Puerto Rico, States and political subdivisions	—	26,433	—	26,433
Collateralized mortgage obligations - federal agencies	—	1,656,770	—	1,656,770
Mortgage-backed securities	—	1,755,744	1,449	1,757,193
Equity securities	306	2,083	—	2,389
Other	—	10,478	—	10,478

Total investment securities available-for-sale	$306	$5,499,176	$1,449	$5,500,931

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$5,395	$—	$5,395
Collateralized mortgage obligations	—	233	1,440	1,673
Mortgage-backed securities - federal agencies	—	107,648	5,971	113,619
Other	—	15,595	1,661	17,256

Total trading account securities	$—	$128,871	$9,072	$137,943

Mortgage servicing rights	$—	$—	$210,851	$210,851
Derivatives	—	16,750	—	16,750

Total assets measured at fair value on a recurring basis	$306	$5,644,797	$221,372	$5,866,475

Liabilities
Derivatives	$—	$(15,302)	$—	$(15,302)
Contingent consideration	—	—	(125,895)	(125,895)

Total liabilities measured at fair value on a recurring basis	$—	$(15,302)	$(125,895)	$(141,197)

At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$700,154	$—	$700,154
Obligations of U.S. Government sponsored entities	—	1,724,973	—	1,724,973
Obligations of Puerto Rico, States and political subdivisions	—	61,712	—	61,712
Collateralized mortgage obligations - federal agencies	—	1,910,030	—	1,910,030
Mortgage-backed securities	—	903,037	1,325	904,362
Equity securities	323	2,299	—	2,622
Other	—	11,306	—	11,306

Total investment securities available-for-sale	$323	$5,313,511	$1,325	$5,315,159

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$7,954	$—	$7,954
Collateralized mortgage obligations	—	261	1,375	1,636
Mortgage-backed securities - federal agencies	—	104,463	6,229	110,692
Other	—	16,682	1,563	18,245

Total trading account securities	$—	$129,360	$9,167	$138,527

Mortgage servicing rights	$—	$—	$148,694	$148,694
Derivatives	—	25,362	—	25,362

Total assets measured at fair value on a recurring basis	$323	$5,468,233	$159,186	$5,627,742

Liabilities
Derivatives	$—	$(23,032)	$—	$(23,032)
Contingent consideration	—	—	(133,634)	(133,634)

Total liabilities measured at fair value on a recurring basis	$—	$(23,032)	$(133,634)	$(156,666)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the nine month period ended September 30, 2015 and 2014, and excludes nonrecurring fair value measurements of assets no longer held by the Corporation.

Nine months ended September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Write-downs
NONRECURRING FAIR VALUE MEASUREMENTS
Assets
Loans[1]	$—	$—	$114,204	$114,204	$(87,260)
Loans held-for-sale[2]	—	—	47,458	47,458	(18)
Other real estate owned[3]	—	137	55,616	55,753	(40,059)
Other foreclosed assets[3]	—	—	91	91	(836)

Total assets measured at fair value on a nonrecurring basis	$—	$137	$217,369	$217,506	$(128,173)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Nine months ended September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total	Write-downs
NONRECURRING FAIR VALUE MEASUREMENTS
Assets
Loans[1]	$—	$—	$53,796	$53,796	$(31,037)
Loans held-for-sale[2]	—	—	87,427	87,427	(38)
Other real estate owned[3]	—	4,605	74,631	79,236	(26,895)
Other foreclosed assets[3]	—	—	1,612	1,612	(1,269)

Total assets measured at fair value on a nonrecurring basis	$—	$4,605	$217,466	$222,071	$(59,239)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2015 and 2014.

Quarter ended September 30, 2015
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at June 30, 2015	$1,445	$1,192	$6,046	$1,619	$206,357	$216,659	$(124,837)	$(124,837)
Gains (losses) included in earnings	(1)	3	(12)	42	(4,408)	(4,376)	(1,058)	(1,058)
Gains (losses) included in OCI	5	—	—	—	—	5	—	—
Additions	—	294	134	—	8,902	9,330	—	—
Settlements	—	(49)	(197)	—	—	(246)	—	—

Balance at September 30, 2015	$1,449	$1,440	$5,971	$1,661	$210,851	$221,372	$(125,895)	$(125,895)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2015	$—	$4	$(4)	$58	$(112)	$(54)	$(1,058)	$(1,058)

Nine months ended September 30, 2015
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2015	$1,325	$1,375	$6,229	$1,563	$148,694	$159,186	$(133,634)	$(133,634)
Gains (losses) included in earnings	(1)	(1)	2	98	(11,254)	(11,156)	6,777	6,777
Gains (losses) included in OCI	7	—	—	—	—	7	—	—
Additions	118	332	392	—	73,411	74,253	962	962
Sales	—	(44)	(80)	—	—	(124)	—	—
Settlements	—	(222)	(572)	—	—	(794)	—	—

Balance at September 30, 2015	$1,449	$1,440	$5,971	$1,661	$210,851	$221,372	$(125,895)	$(125,895)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2015	$—	$2	$20	$200	$1,774	$1,996	$6,777	$6,777

Quarter ended September 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at June 30, 2014	$6,169	$1,494	$7,802	$1,283	$151,951	$168,699	$(127,551)	$(127,551)
Gains (losses) included in earnings	(1)	2	(20)	70	(2,588)	(2,537)	1,078	1,078
Gains (losses) included in OCI	(20)	—	—	—	—	(20)	—	—
Additions	—	7	127	—	2,919	3,053	—	—
Settlements	(222)	(55)	(376)	—	—	(653)	—	—

Balance at September 30, 2014	$5,926	$1,448	$7,533	$1,353	$152,282	$168,542	$(126,473)	$(126,473)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2014	$—	$2	$(4)	$107	$2,528	$2,633	$1,078	$1,078

Nine months ended September 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2014	$6,523	$1,423	$9,799	$1,929	$161,099	$180,773	$(128,299)	$(128,299)
Gains (losses) included in earnings	(4)	(9)	(134)	(576)	(18,424)	(19,147)	1,040	1,040
Gains (losses) included in OCI	(100)	—	—	—	—	(100)	—	—
Additions	—	270	778	—	9,611	10,659	—	—
Sales	—	—	(1,109)	—	—	(1,109)	—	—
Settlements	(493)	(236)	(1,801)	—	(4)	(2,534)	786	786

Balance at September 30, 2014	$5,926	$1,448	$7,533	$1,353	$152,282	$168,542	$(126,473)	$(126,473)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2014	$—	$(5)	$(70)	$(424)	$(3,314)	$(3,813)	$1,040	$1,040

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and nine months ended September 30, 2015 and 2014.

Gains and losses (realized and unrealized) included in earnings for the quarter and nine months ended September 30, 2015 and 2014 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2015		Nine months ended September 30, 2015
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(1)	$—
FDIC loss share (expense) income	(1,058)	(1,058)	6,777	6,777
Mortgage banking activities	(4,408)	(112)	(11,254)	1,774
Trading account profit (loss)	33	58	99	222

Total	$(5,434)	$(1,112)	$(4,379)	$8,773

	Quarter ended September 30, 2014		Nine months ended September 30, 2014
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(4)	$—
FDIC loss share (expense) income	1,078	1,078	1,040	1,040
Mortgage banking activities	(2,588)	2,528	(18,424)	(3,314)
Trading account profit (loss)	52	105	(719)	(499)

Total	$(1,459)	$3,711	$(18,107)	$(2,773)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at September 30, 2015		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,440		Discounted cash flow model	Weighted average life Yield Constant prepayment rate	2.4 years (0.5 - 4.8 years) 4.0% (1.1% - 4.7%) 22.2% (18.0% - 23.9%)
Other - trading	$699		Discounted cash flow model	Weighted average life Yield Constant prepayment rate	5.5 years 12.2% 10.8%
Mortgage servicing rights	$210,851		Discounted cash flow model	Prepayment speed Weighted average life Discount rate	7.4% (0.5% - 26.7%) 6.3 years (0.1 - 17.4 years) 11.3% (9.5% - 15.0%)
Contingent consideration	$(122,527)		Discounted cash flow model	Credit loss rate on covered loans Risk premium component of discount rate	4.7% (0.0% - 100.0%) 5.7%
Loans held-in-portfolio	$114,159	[1]	External appraisal	Haircut applied on external appraisals	41.0% (25.0% - 45.0%)
Other real estate owned	$50,309	[2]	External appraisal	Haircut applied on external appraisals	23.8% (12.0% - 45.0%)
Other foreclosed assets	$91	[3]	External appraisal	Haircut applied on external appraisals	1.0%

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other foreclosed assets in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at September 30, 2015 and December 31, 2014, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of September 30, 2015, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

	September 30, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$320,555	$320,555	$—	$—	$320,555
Money market investments	2,408,571	2,263,149	145,422	—	2,408,571
Trading account securities, excluding derivatives[1]	137,943	—	128,871	9,072	137,943
Investment securities available-for-sale[1]	5,500,931	306	5,499,176	1,449	5,500,931
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$98,709	$—	$—	$82,467	$82,467
Collateralized mortgage obligation-federal agency	86	—	—	91	91
Other	1,500	—	1,245	233	1,478

Total investment securities held-to-maturity	$100,295	$—	$1,245	$82,791	$84,036

Other investment securities:
FHLB stock	$61,537	$—	$61,537	$—	$61,537
FRB stock	96,962	—	96,962	—	96,962
Trust preferred securities	13,197	—	12,197	1,000	13,197
Other investments	1,961	—	—	4,902	4,902

Total other investment securities	$173,657	$—	$170,696	$5,902	$176,598

Loans held-for-sale	$171,019	$—	$450	$170,569	$171,019
Loans not covered under loss sharing agreement with the FDIC	21,962,061	—	—	19,763,992	19,763,992
Loans covered under loss sharing agreements with the FDIC	630,919	—	—	722,413	722,413
FDIC loss share asset	311,946	—	—	303,285	303,285
Mortgage servicing rights	210,851	—	—	210,851	210,851
Derivatives	16,750	—	16,750	—	16,750

	September 30, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,611,932	$—	$18,611,932	$—	$18,611,932
Time deposits	8,101,274	—	8,071,187	—	8,071,187

Total deposits	$26,713,206	$—	$26,683,119	$—	$26,683,119

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase
	$1,085,765	$—	$1,089,380	$—	$1,089,380

Total assets sold under agreements to repurchase
	$1,085,765	$—	$1,089,380	$—	$1,089,380

Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$765,485	$—	$790,988	$—	$790,988
Unsecured senior debt securities	450,000	—	437,558	—	437,558
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,799	—	340,151	—	340,151
Others	19,227	—	—	19,227	19,227

Total notes payable	$1,674,511	$—	$1,568,697	$19,227	$1,587,924

Derivatives	$15,302	—	$15,302	$—	$15,302

Contingent consideration	$125,895	$—	$—	$125,895	$125,895

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,026,379	$—	$—	$1,154	$1,154
Letters of credit	49,977	—	—	734	734

[1] Refer to Note 29 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.

[2] Refer to Note 20 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$381,095	$381,095	$—	$—	$381,095
Money market investments	1,822,386	1,671,477	150,909	—	1,822,386
Trading account securities, excluding derivatives[1]	138,527	—	129,360	9,167	138,527
Investment securities available-for-sale[1]	5,315,159	323	5,313,511	1,325	5,315,159
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	101,573	—	—	92,597	92,597
Collateralized mortgage obligation-federal agency	97	—	—	102	102
Other	1,500	—	1,500	—	1,500

Total investment securities held-to-maturity	$103,170	$—	$1,500	$92,699	$94,199

Other investment securities:
FHLB stock	$66,773	$—	$66,773	$—	$66,773
FRB stock	80,025	—	80,025	—	80,025
Trust preferred securities	13,197	—	12,197	1,000	13,197
Other investments	1,911	—	—	5,028	5,028

Total other investment securities	$161,906	$—	$158,995	$6,028	$165,023

Loans held-for-sale	$106,104	$—	$27,074	$87,862	$114,936
Loans not covered under loss sharing agreement with the FDIC	18,884,732	—	—	18,079,609	18,079,609
Loans covered under loss sharing agreements with the FDIC	2,460,589	—	—	2,947,909	2,947,909
FDIC loss share asset	542,454	—	—	481,420	481,420
Mortgage servicing rights	148,694	—	—	148,694	148,694
Derivatives	25,362	—	25,362	—	25,362

	December 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$17,333,090	$—	$17,333,090	$—	$17,333,090
Time deposits	7,474,445	—	7,512,683	—	7,512,683

Total deposits	$24,807,535	$—	$24,845,773	$—	$24,845,773

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,271,657	$—	$1,269,398	$—	$1,269,398

Total assets sold under agreements to repurchase	$1,271,657	$—	$1,269,398	$—	$1,269,398

Other short-term borrowings[2]	$21,200	$—	$20,200	$1,000	$21,200
Notes payable:
FHLB advances	802,198	—	814,877	—	814,877
Unsecured senior debt	450,000	—	460,530	—	460,530

Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	379,400	—	379,400
Others	19,830	—	—	19,830	19,830

Total notes payable	$1,711,828	$—	$1,654,807	$19,830	$1,674,637

Derivatives	$23,032	$—	$23,032	$—	$23,032

Contingent consideration	$133,634	$—	$—	$133,634	$133,634

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,135,352	$—	$—	$1,716	$1,716
Letters of credit	49,182	—	—	486	486

[1]	Refer to Note 29 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 20 to the consolidated financial statements for the composition of short-term borrowings.

Note 31 – Net income (loss) per common share

The following table sets forth the computation of net income (loss) per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2015 and 2014:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2015	2014	2015	2014
Net income (loss) from continuing operations	$85,649	$32,815	$756,571	$(230,266)
Net (loss) income from discontinued operations	(9)	29,758	1,347	(132,066)
Preferred stock dividends	(931)	(930)	(2,792)	(2,792)

Net income (loss) applicable to common stock	$84,709	$61,643	$755,126	$(365,124)

Average common shares outstanding	102,969,214	102,953,328	102,923,018	102,845,402
Average potential dilutive common shares	181,268	199,588	214,744	—

Average common shares outstanding - assuming dilution	103,150,482	103,152,916	103,137,762	102,845,402

Basic EPS from continuing operations	$0.82	$0.31	$7.33	$(2.27)

Basic EPS from discontinued operations	$—	$0.29	$0.01	$(1.28)

Total Basic EPS	$0.82	$0.60	$7.34	$(3.55)

Diluted EPS from continuing operations	$0.82	$0.31	$7.31	$(2.27)

Diluted EPS from discontinued operations	$—	$0.29	$0.01	$(1.28)

Total Diluted EPS	$0.82	$0.60	$7.32	$(3.55)

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

For the quarter and nine months ended September 30, 2015, there were no stock options outstanding (September 30, 2014 – 44,797 and 45,343).

Note 32 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Debit card fees	$11,288	$10,673	$34,408	$32,217
Insurance fees	14,517	12,322	40,163	36,447
Credit card fees	16,879	17,078	50,639	50,146
Sale and administration of investment products	5,737	6,605	18,269	20,518
Trust fees	4,403	4,711	13,919	13,740
Other fees	3,291	3,450	11,764	11,057

Total other services fees	$56,115	$54,839	$169,162	$164,125

Note 33 – FDIC loss share income (expense)

The caption of FDIC loss-share income (expense) in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Amortization of loss-share indemnification asset	$(3,931)	$(42,524)	$(62,312)	$(163,565)
Reversal of accelerated amortization in prior periods	—	15,046	—	15,046
80% mirror accounting on credit impairment losses (reversal)[1]	(183)	9,863	15,710	35,325
80% mirror accounting on reimbursable expenses	6,276	15,545	70,551	39,375
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	—	(2,633)	(7,822)	(10,582)
Change in true-up payment obligation	(1,058)	1,078	6,778	1,040
Other	103	(1,239)	1,516	(970)

Total FDIC loss-share income (expense)	$1,207	$(4,864)	$24,421	$(84,331)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

The negative amortization of the FDIC’s Indemnification Asset for the nine months ended September 30, 2015 includes a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations.

Note 34 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended September 30,		Benefit Restoration Plans Quarters ended September 30,
(In thousands)	2015	2014	2015	2014
Interest cost	$7,403	$7,461	$407	$415
Expected return on plan assets	(11,056)	(11,630)	(589)	(606)
Amortization of net loss	4,465	2,019	311	108

Total net periodic pension cost (benefit)	$812	$(2,150)	$129	$(83)

	Pension Plans Nine months ended September 30,		Benefit Restoration Plans Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Interest Cost	$22,209	$22,383	$1,222	$1,244
Expected return on plan assets	(33,168)	(34,891)	(1,768)	(1,816)
Amortization of net loss	13,395	6,056	933	323

Total net periodic pension cost (benefit)	$2,436	$(6,452)	$387	$(249)

During the quarter ended September 30, 2015 the Corporation made a contribution to the benefit restoration plans of $43 thousand. The total contributions expected to be paid during the year 2015 for the pension and benefit restoration plans amount to approximately $173 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$367	$364	$1,103	$1,093
Interest cost	1,589	1,712	4,767	5,135
Amortization of prior service cost	(950)	(950)	(2,850)	(2,850)
Amortization of net loss	249	—	747	—

Total net periodic postretirement benefit cost	$1,255	$1,126	$3,767	$3,378

Contributions made to the postretirement benefit plan for the quarter ended September 30, 2015 amounted to approximately $1.4 million. The total contributions expected to be paid during the year 2015 for the postretirement benefit plan amount to approximately $5.8 million.

Note 35 - Stock-based compensation

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

There was no intrinsic value of options outstanding and exercisable at September 30, 2015 and 2014. As of September 30, 2015 all options outstanding expired.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	100,437	$253.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,640)	238.85

Outstanding at December 31, 2014	44,797	$272.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(44,797)	272.00

Outstanding at September 30, 2015	—	$—

There was no stock option expense recognized for the quarters and nine months ended September 30, 2015 and 2014.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Incentive Plan Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	585,247	$21.16
Granted	365,831	29.86
Vested	(311,078)	19.02
Forfeited	(11,991)	29.33

Non-vested at December 31, 2014	628,009	$27.13
Granted	323,814	33.37
Vested	(361,350)	30.40
Forfeited	(24,208)	28.53

Non-vested at September 30, 2015	566,265	$28.56

During the quarter ended September 30, 2015 and 2014 no shares of restricted stock were awarded to management under the Incentive Plan. For the nine-month period ended September 30, 2015, 231,830 shares of restricted stock (September 30, 2014 – 235,112) were awarded to management under the Incentive Plan, from which no shares (September 30, 2014 – 162,332) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. For the quarter ended September 30, 2015 no performance shares were granted. For the nine-month period ended September 30, 2015, 91,984 performance shares were granted under this plan.

During the quarter ended September 30, 2015, the Corporation recognized $ 1.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.3 million (September 30, 2014 - $ 1.6 million, with a tax benefit of $ 0.2 million). For the nine-month period ended September 30, 2015, the Corporation recognized $ 9.4 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 1.4 million (September 30, 2014 - $ 4.7 million, with a tax benefit of $ 0.7 million). For the nine-month period ended September 30, 2015, the fair market value of the restricted stock vested was $5.3 million at grant date and $6.4 million at vesting date. This triggers a windfall, net of shortfalls, of $0.4 million of which $0.2 million was recorded as a windfall pool in additional paid in capital. No windfall pool was recorded for the remaining $0.2 million due to the valuation allowance of the deferred tax asset. During the quarter ended September 30, 2015 the Corporation recognized $95 thousand of performance shares expense, with a tax benefit of $6 thousand. For the nine-month period ended September 30, 2015, the Corporation recognized $2.1 million of performance shares expense, with a tax benefit of $0.2 million. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2015 was $ 8.9 million and is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	23,135	30.43
Vested	(23,135)	30.43
Forfeited	—	—

Non-vested at December 31, 2014	—	$—
Granted	20,023	32.56
Vested	(20,023)	32.56
Forfeited	—	—

Non-vested at September 30, 2015	—	$—

During the quarter ended September 30, 2015, the Corporation granted 1,994 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2014 – 2,318). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $24 thousand (September 30, 2014 - $0.1 million, with a tax benefit of $14 thousand). For the nine-month period ended September 30, 2015, the Corporation granted 20,023 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2014 – 21,051). During this period, the Corporation recognized $0.4 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $59 thousand (September 30, 2014 - $0.4 million, with a tax benefit of $43 thousand). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2015 for directors was $ 0.7 million.

Note 36 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2015		September 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$42,225	39%	$23,198	39%
Net benefit of tax exempt interest income	(12,221)	(11)	(12,663)	(21)
Deferred tax asset valuation allowance	(670)	(1)	(3,120)	(5)
Non-deductible expenses	—	—	90	—
Difference in tax rates due to multiple jurisdictions	(3,523)	(3)	(2,240)	(4)
Initial adjustment in deferred tax due to change in tax rate	—	—	20,048	34
Effect of income subject to preferential tax rate	(3,610)	(3)	(3,385)	(6)
Unrecognized tax benefits	—	—	(3,601)	(6)
Others	419	—	8,340	14

Income tax (benefit) expense	$22,620	21%	$26,667	45%

	Nine months ended
	September 30, 2015		September 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax (benefit) expense at statutory rates	$108,508	39%	$(71,939)	39%
Net benefit of tax exempt interest income	(39,504)	(14)	(37,607)	21
Deferred tax asset valuation allowance	(537,737)	(193)	(17,303)	9
Non-deductible expenses	—	—	178,219	(97)
Difference in tax rates due to multiple jurisdictions	(8,226)	(3)	(12,728)	7
Initial adjustment in deferred tax due to change in tax rate	—	—	20,048	(11)
Effect of income subject to preferential tax rate[1]	(5,488)	(2)	(21,940)	12
Unrecognized tax benefits	—	—	(3,601)	2
Others	4,103	1	12,658	(7)

Income tax (benefit) expense	$(478,344)	(172)%	$45,807	(25)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Income tax expense for the quarter ended September 30, 2014 was impacted by the recognition of an income tax expense of $20.0 million, related to the deferred tax liability associated with the portfolio acquired from Westernbank as a result of the increase in the income tax for capital gains from 15% to 20%.

During the second quarter of 2015, the Corporation recorded a partial reversal of the valuation allowance on the deferred tax asset from the U.S. operations amounting to $544.9 million.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	September 30, 2015	December 31, 2014
Deferred tax assets:
Tax credits available for carryforward	$10,252	$12,056
Net operating loss and other carryforward available	1,259,611	1,261,413
Postretirement and pension benefits	108,799	111,677
Deferred loan origination fees	7,414	7,720
Allowance for loan losses	688,638	710,666
Deferred gains	6,457	7,500
Accelerated depreciation	7,626	7,915
Intercompany deferred gains	2,609	2,988
Other temporary differences	26,027	27,755

Total gross deferred tax assets	2,117,433	2,149,690

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	42,983	37,804
FDIC-assisted transaction	87,057	81,335
Unrealized net gain on trading and available-for-sale securities	29,960	20,817
Other temporary differences	21,864	18,093

Total gross deferred tax liabilities	181,864	158,049

Valuation allowance	667,392	1,212,748

Net deferred tax asset	$1,268,177	$778,893

The net deferred tax asset shown in the table above at September 30, 2015 is reflected in the consolidated statements of financial condition as $1.3 billion in net deferred tax assets in the “Other assets” caption (December 31, 2014 - $813 million) and $3.2 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2014 - $34 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

During the quarter ended June 30, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, amounting to $1.2 billion and comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The recent historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of September 30, 2015 the U.S. operations are not in a three year loss cumulative position, taking into account taxable income exclusive of reversing temporary differences. All of these factors lead management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Accordingly, the Corporation recorded a partial reversal of the valuation allowance on the deferred tax asset from the U.S. operations amounting to $544.9 million. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as deemed necessary.

At September 30, 2015, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $759 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended September 30, 2015, exclusive of the loss generated on the sales of non performing assets that took place in 2013 which is not a continuing condition of the operations. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss position for the three year period ended September 30, 2015. However, after the payment of TARP, the interest expense that is paid on the $450 million subordinated notes which partially funded the repayment of TARP funds in 2014, bearing interest at 7%, is tax deductible contrary to the interest expense payable on the note issued to the U.S. Treasury under TARP. Based on this fact pattern the Holding Company is expecting to have losses for income tax purposes exclusive of reversing temporary differences. Since as required by ASC 740 the historical information should be supplemented by all currently available information about future years, the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the Holding Company, which amounted to $32 million as of September 30, 2015.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2015	2014
Balance at January 1	$8.0	$9.8
Additions for tax positions - January through March	0.3	0.3
Reduction as a result of settlements - January through March	(0.5)	—

Balance at March 31	$7.8	$10.1
Additions for tax positions - April through June	0.3	0.2

Balance at June 30	$8.1	$10.3
Additions for tax positions - July through September	0.6	0.3
Reduction as a result of lapse of statute of limitations - July through September	—	(2.5)

Balance at September 30	$8.7	$8.1

At September 30, 2015, the total amount of interest recognized in the statement of financial condition approximated $3.0 million (December 31, 2014 - $3.1 million). The total interest expense recognized at September 2015 was $496 thousand (December 31, 2014 - $540 thousand). Management determined that at September 30, 2015 and December 31, 2014 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.8 million at September 30, 2015 (December 31, 2014 - $9.8 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2015, the following years remain subject to examination in the U.S. Federal jurisdiction: 2011 and thereafter; and in the Puerto Rico jurisdiction, 2010 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $5.9 million.

Note 37 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2015 and September 30, 2014 are listed in the following table:

(In thousands)	September 30, 2015	September 30, 2014
Non-cash activities:
Loans transferred to other real estate	$104,778	$118,098
Loans transferred to other property	29,034	30,062

Total loans transferred to foreclosed assets	133,812	148,160
Transfers from loans held-in-portfolio to loans held-for-sale	72,501	2,114,589
Transfers from loans held-for-sale to loans held-in-portfolio	9,113	3,913
Transfers from trading securities to available-for-sale securities	5,523	—
Loans securitized into investment securities[1]	825,126	695,416
Trades receivable from brokers and counterparties	125,625	77,618
Trades payable to brokers and counterparties	24,812	654
Recognition of mortgage servicing rights on securitizations or asset transfers	10,798	9,611

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

As previously disclosed in Note 5, Business Combination, on February 27, 2015, the Corporation’s Puerto Rico banking subsidiary, BPPR, in an alliance with co-bidders, including the Corporation’s U.S. mainland banking subsidiary, PCB, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver. As part of this transaction, BPPR received net cash proceeds of approximately $ 731 million for consideration of the assets and liabilities acquired.

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

As indicated in Note 5 to the consolidated financial statements, Business Combination, on February 27, 2015, Banco Popular de Puerto Rico, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits of Doral Bank from the FDIC as receiver. The financial results for the quarter and nine months period ended on September 30, 2015 of both reportable segments include the results from the operations acquired as part of the Doral Bank Transaction.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2015, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Banco Popular North America:

Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a retail branch network in the U.S. mainland under the name of Popular Community Bank, while E-LOAN supports BPNA’s deposit gathering through its online platform. All direct lending activities at E-LOAN were ceased during the fourth quarter of 2008. During the third quarter of 2015, BPNA and E-LOAN completed an asset purchase and sale transaction in which E-LOAN sold to BPNA all of its outstanding loan portfolio, including residential mortgage loans and home equity lines of credit, which had a carrying value of approximately $213 million. Prior to this transaction, the Corporation provided additional disclosures for the BPNA reportable segment, related to E-LOAN. After the close of the above mentioned asset purchase and sale transaction, additional disclosures with respect to E-LOAN are no longer considered relevant to the financial statements and accordingly are not presented. Popular Equipment Finance, Inc. also holds a running-off loan portfolio as this subsidiary ceased originating loans during 2009. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network.

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

The tables that follow present the results of operations and total assets by reportable segments:

2015

For the quarter ended September 30, 2015
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$303,834	$62,415	$—
Provision for loan losses	66,011	813	—
Non-interest income	116,765	5,426	—
Amortization of intangibles	3,194	318	—
Depreciation expense	9,964	1,368	—
Other operating expenses	232,211	42,503	—
Income tax expense	27,778	1,374	—

Net income	$81,441	$21,465	$—

Segment assets	$27,968,091	$7,477,202	$(133,472)

For the quarter ended September 30, 2015
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$366,249	$(15,514)	$—	$350,735
Provision (reversal of provision) for loan losses	66,824	(146)	—	66,678
Non-interest income	122,191	8,974	(56)	131,109
Amortization of intangibles	3,512	—	—	3,512
Depreciation expense	11,332	178	—	11,510
Other operating expenses	274,714	17,841	(680)	291,875
Income tax expense (benefit)	29,152	(6,775)	243	22,620

Net income (loss)	$102,906	$(17,638)	$381	$85,649

Segment assets	$35,311,821	$4,916,194	$(4,697,221)	$35,530,794

For the nine months ended September 30, 2015
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$926,531	$176,447	$—
Provision (reversal of provision) for loan losses	184,317	(1,450)	—
Non-interest income	346,030	17,262	125
Amortization of intangibles	7,756	741	—
Depreciation expense	30,175	4,731	—
Other operating expenses	739,672	145,460	—
Income tax expense (benefit)	82,539	(541,522)	—

Net income	$228,102	$585,749	$125

Segment assets	$27,968,091	$7,477,202	$(133,472)

For the nine months ended September 30, 2015
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,102,978	$(46,495)	$—	$1,056,483
Provision for loan losses	182,867	80	—	182,947
Non-interest income	363,417	25,099	(1,413)	387,103
Amortization of intangibles	8,497	—	—	8,497
Depreciation expense	34,906	553	—	35,459
Other operating expenses	885,132	55,434	(2,110)	938,456
Income tax benefit	(458,983)	(19,633)	272	(478,344)

Net income (loss)	$813,976	$(57,830)	$425	$756,571

Segment assets	$35,311,821	$4,916,194	(4,697,221)	$35,530,794

2014

For the quarter ended September 30, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$315,743	$26,399	$—
Provision for loan losses	74,350	6,298	—
Non-interest income	97,592	17,394	—
Amortization of intangibles	1,824	202	—
Depreciation expense	9,770	1,632	—
Other operating expenses	233,797	46,183	—
Income tax expense	31,374	847	—

Net income (loss)	$62,220	$(11,369)	$—

For the quarter ended September 30, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$342,142	$(15,721)	$—	$326,421
Provision (reversal of provision) for loan losses	80,648	(19)	—	80,629
Non-interest income	114,986	9,401	(57)	124,330
Amortization of intangibles	2,026	—	—	2,026
Depreciation expense	11,402	165	—	11,567
Other operating expenses	279,980	17,746	(679)	297,047
Income tax expense (benefit)	32,221	(5,796)	242	26,667

Net income (loss)	$50,851	$(18,416)	$380	$32,815

For the nine months ended September 30, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$977,692	$126,518	$—
Provision (reversal of provision) for loan losses	240,619	(18,281)	—
Non-interest income	204,186	46,183	—
Amortization of intangibles	5,470	607	—
Depreciation expense	29,092	5,016	—
Other operating expenses	654,842	122,185	—
Income tax expense	53,359	2,539	—

Net income	$198,496	$60,635	$—

For the nine months ended September 30, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,104,210	$(485,999)	$—	$618,211
Provision (reversal of provision) for loan losses	222,338	(195)	—	222,143
Non-interest income	250,369	34,157	(1,375)	283,151
Amortization of intangibles	6,077	—	—	6,077
Depreciation expense	34,108	490	—	34,598
Other operating expenses	777,027	48,048	(2,072)	823,003
Income tax expense (benefit)	55,898	(10,363)	272	45,807

Net income (loss)	$259,131	$(489,822)	$425	$(230,266)

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2015

For the quarter ended September 30, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$114,427	$182,398	$2,186	$4,823	$303,834
Provision for loan losses	22,121	43,890	—	—	66,011
Non-interest income	30,157	63,207	23,501	(100)	116,765
Amortization of intangibles	7	2,056	1,131	—	3,194
Depreciation expense	3,669	6,018	277	—	9,964
Other operating expenses	54,850	159,583	17,878	(100)	232,211
Income tax (benefit) expense	19,845	6,813	1,120	—	27,778

Net (loss) income	$44,092	$27,245	$5,281	$4,823	$81,441

Segment assets	$9,225,915	$18,596,996	$503,062	$(357,882)	$27,968,091

For the nine months ended September 30, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$352,108	$563,387	$6,209	$4,827	$926,531
Provision for loan losses	85,358	98,959	—	—	184,317
Non-interest income	93,299	185,647	67,379	(295)	346,030
Amortization of intangibles	13	5,740	2,003	—	7,756
Depreciation expense	12,692	16,634	849	—	30,175
Other operating expenses	222,421	465,522	52,024	(295)	739,672
Income tax expense	32,503	44,121	5,915	—	82,539

Net income	$92,420	$118,058	$12,797	$4,827	$228,102

Segment assets	$9,225,915	$18,596,996	$503,062	$(357,882)	$27,968,091

2014

For the quarter ended September 30, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$126,393	$187,120	$2,230	$—	$315,743
Provision for loan losses	24,811	49,539	—	—	74,350
Non-interest (expense) income	(421)	74,999	23,060	(46)	97,592
Amortization of intangibles	1	1,708	115	—	1,824
Depreciation expense	4,166	5,331	273	—	9,770
Other operating expenses	69,124	147,557	17,162	(46)	233,797
Income tax expense	8,780	20,174	2,420	—	31,374

Net income	$19,090	$37,810	$5,320	$—	$62,220

For the nine months ended September 30, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$402,759	$567,816	$7,117	$—	$977,692
Provision for loan losses	132,879	107,740	—	—	240,619
Non-interest (expense) income	(6,878)	141,393	69,753	(82)	204,186
Amortization of intangibles	3	5,126	341	—	5,470
Depreciation expense	12,189	16,061	842	—	29,092
Other operating expenses	183,889	421,777	49,258	(82)	654,842
Income tax expense	10,698	33,776	8,885	—	53,359

Net income	$56,223	$124,729	$17,544	$—	$198,496

Geographic Information

	Quarter ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Puerto Rico	$395,086	$384,805	$1,196,112	$661,565
United States	67,418	47,519	191,363	174,994
Other	19,340	18,427	56,111	64,803

Total consolidated revenues	$481,844	$450,751	$1,443,586	$901,362

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	September 30, 2015	December 31, 2014
Puerto Rico
Total assets	$26,839,163	$26,276,561
Loans	17,755,485	17,704,170
Deposits	20,571,308	20,365,445
United States
Total assets	$7,541,889	$5,689,604
Loans	4,763,325	3,568,564
Deposits	5,151,237	3,442,084
Other
Total assets	$1,149,742	$1,130,530
Loans	815,703	780,483
Deposits [1]	990,661	1,000,006

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 39 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2015 and December 31, 2014, and the results of their operations and cash flows for periods ended September 30, 2015 and 2014.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At September 30, 2015, BPPR could have declared a dividend of approximately $498 million (December 31, 2014 - $542 million).

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2015
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$6,260	$602	$320,495	$(6,802)	$320,555
Money market investments	1,136	954	2,408,435	(1,954)	2,408,571
Trading account securities, at fair value	1,828	—	136,115	—	137,943
Investment securities available-for-sale, at fair value	233	—	5,500,698	—	5,500,931
Investment securities held-to-maturity, at amortized cost	—	—	100,295	—	100,295
Other investment securities, at lower of cost or realizable value	9,850	4,492	159,315	—	173,657
Investment in subsidiaries	5,683,121	1,944,689	—	(7,627,810)	—
Loans held-for-sale, at lower of cost or fair value	—	—	171,019	—	171,019

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	44,290	—	22,600,011	(43,030)	22,601,271
Loans covered under loss-sharing agreements with the FDIC	—	—	665,428	—	665,428
Less - Unearned income	—	—	103,205	—	103,205
Allowance for loan losses	34	—	570,480	—	570,514

Total loans held-in-portfolio, net	44,256	—	22,591,754	(43,030)	22,592,980

FDIC loss share asset	—	—	311,946	—	311,946
Premises and equipment, net	2,764	—	492,339	—	495,103
Other real estate not covered under loss-sharing agreements with the FDIC	444	—	155,382	—	155,826
Other real estate covered under loss-sharing agreements with the FDIC	—	—	35,701	—	35,701
Accrued income receivable	162	31	117,963	(112)	118,044
Mortgage servicing assets, at fair value	—	—	210,851	—	210,851
Other assets	87,180	26,622	2,142,457	(35,205)	2,221,054
Goodwill	—	—	504,926	(1)	504,925
Other intangible assets	554	—	70,839	—	71,393

Total assets	$5,837,788	$1,977,390	$35,430,530	$(7,714,914)	$35,530,794

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,077,521	$(6,802)	$6,070,719
Interest bearing	—	—	20,644,441	(1,954)	20,642,487

Total deposits	—	—	26,721,962	(8,756)	26,713,206

Federal funds purchased and assets sold under agreements to repurchase	—	—	1,085,765	—	1,085,765
Other short-term borrowings	—	20,430	23,800	(43,030)	1,200
Notes payable	740,812	148,988	784,711	—	1,674,511
Other liabilities	47,340	4,132	989,009	(35,805)	1,004,676
Liabilities from discontinued operations	—	—	1,800	—	1,800

Total liabilities	788,152	173,550	29,607,047	(87,591)	30,481,158

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160

Common stock	1,037	2	56,307	(56,309)	1,037
Surplus	4,192,278	4,269,208	5,931,332	(10,192,013)	4,200,805
Retained earnings (accumulated deficit)	1,001,836	(2,471,914)	24,845	2,438,542	993,309
Treasury stock, at cost	(5,869)	—	—	—	(5,869)
Accumulated other comprehensive loss, net of tax	(189,806)	6,544	(189,001)	182,457	(189,806)

Total stockholders’ equity	5,049,636	1,803,840	5,823,483	(7,627,323)	5,049,636

Total liabilities and stockholders’ equity	$5,837,788	$1,977,390	$35,430,530	$(7,714,914)	$35,530,794

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$20,448	$608	$380,890	$(20,851)	$381,095
Money market investments	19,747	357	1,803,639	(1,357)	1,822,386
Trading account securities, at fair value	1,640	—	136,887	—	138,527
Investment securities available-for-sale, at fair value	231	—	5,314,928	—	5,315,159
Investment securities held-to-maturity, at amortized cost	—	—	103,170	—	103,170
Other investment securities, at lower of cost or realizable value	9,850	4,492	147,564	—	161,906
Investment in subsidiaries	4,878,866	1,353,616	—	(6,232,482)	—
Loans held-for-sale, at lower of cost or fair value	—	—	106,104	—	106,104

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	55,486	—	19,496,569	(53,769)	19,498,286
Loans covered under loss-sharing agreements with the FDIC	—	—	2,542,662	—	2,542,662
Less - Unearned income	—	—	93,835	—	93,835
Allowance for loan losses	41	—	601,751	—	601,792

Total loans held-in-portfolio, net	55,445	—	21,343,645	(53,769)	21,345,321

FDIC loss share asset	—	—	542,454	—	542,454
Premises and equipment, net	2,512	—	492,069	—	494,581
Other real estate not covered under loss-sharing agreements with the FDIC	90	—	135,410	—	135,500
Other real estate covered under loss-sharing agreements with the FDIC	—	—	130,266	—	130,266
Accrued income receivable	75	112	121,657	(26)	121,818
Mortgage servicing assets, at fair value	—	—	148,694	—	148,694
Other assets	67,962	26,514	1,570,094	(18,127)	1,646,443
Goodwill	—	—	465,677	(1)	465,676
Other intangible assets	555	—	37,040	—	37,595

Total assets	$5,057,421	$1,385,699	$32,980,188	$(6,326,613)	$33,096,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,804,599	$(20,851)	$5,783,748
Interest bearing	—	—	19,025,144	(1,357)	19,023,787

Total deposits	—	—	24,829,743	(22,208)	24,807,535

Federal funds purchased and assets sold under agreements to repurchase	—	—	1,271,657	—	1,271,657
Other short-term borrowings	—	8,169	66,800	(53,769)	21,200
Notes payable	740,812	148,988	822,028	—	1,711,828
Other liabilities	49,226	6,872	974,147	(18,216)	1,012,029
Liabilities from discontinued operations	—	—	5,064	—	5,064

Total liabilities	790,038	164,029	27,969,439	(94,193)	28,829,313

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160

Common stock	1,036	2	56,307	(56,309)	1,036
Surplus	4,187,931	4,269,208	5,931,161	(10,191,842)	4,196,458
Retained earnings (accumulated deficit)	262,244	(3,043,476)	(747,702)	3,782,651	253,717
Treasury stock, at cost	(4,116)	—	(1)	—	(4,117)
Accumulated other comprehensive loss, net of tax	(229,872)	(4,064)	(229,016)	233,080	(229,872)

Total stockholders’ equity	4,267,383	1,221,670	5,010,749	(6,232,420)	4,267,382

Total liabilities and stockholders’ equity	$5,057,421	$1,385,699	$32,980,188	$(6,326,613)	$33,096,695

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$19,175	$—	$—	$(19,175)	$—
Loans	190	1	364,430	(163)	364,458
Money market investments	1	1	2,003	(2)	2,003
Investment securities	143	81	31,447	—	31,671
Trading account securities	—	—	3,150	—	3,150

Total interest and dividend income	19,509	83	401,030	(19,340)	401,282

Interest expense:
Deposits	—	—	28,359	(2)	28,357
Short-term borrowings	—	149	2,236	(163)	2,222
Long-term debt	13,118	2,695	4,155	—	19,968

Total interest expense	13,118	2,844	34,750	(165)	50,547

Net interest income (expense)	6,391	(2,761)	366,280	(19,175)	350,735
Provision (reversal) for loan losses- non-covered loans	(146)	—	69,714	—	69,568
Provision (reversal) for loan losses- covered loans	—	—	(2,890)	—	(2,890)

Net interest income (expense) after provision for loan losses	6,537	(2,761)	299,456	(19,175)	284,057

Service charges on deposit accounts	—	—	40,960	—	40,960
Other service fees	—	—	56,160	(45)	56,115
Mortgage banking activities	—	—	24,195	—	24,195
Net gain and valuation adjustments on investment securities	—	—	136	—	136
Trading account loss	(116)	—	(282)	—	(398)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(5,874)	—	(5,874)
FDIC loss-share income	—	—	1,207	—	1,207
Other operating income	2,520	416	11,842	(10)	14,768

Total non-interest income	2,404	416	128,344	(55)	131,109

Operating expenses:
Personnel costs	11,287	—	109,576	—	120,863
Net occupancy expenses	894	—	20,383	—	21,277
Equipment expenses	520	—	14,219	—	14,739
Other taxes	46	—	9,905	—	9,951
Professional fees	2,789	33	74,377	(45)	77,154
Communications	137	—	5,921	—	6,058

Business promotion	464	—	11,861	—	12,325
FDIC deposit insurance	—	—	7,300	—	7,300
Other real estate owned (OREO) expenses	—	—	7,686	—	7,686
Other operating expenses	(19,896)	109	45,972	(634)	25,551
Amortization of intangibles	—	—	3,512	—	3,512
Restructuring cost	—	—	481	—	481

Total operating expenses	(3,759)	142	311,193	(679)	306,897

Income (loss) before income tax and equity in earnings of subsidiaries	12,700	(2,487)	116,607	(18,551)	108,269
Income tax expense	45	—	22,332	243	22,620

Income (loss) before equity in earnings of subsidiaries	12,655	(2,487)	94,275	(18,794)	85,649
Equity in undistributed earnings of subsidiaries	72,994	18,824	—	(91,818)	—

Income from continuing operations	85,649	16,337	94,275	(110,612)	85,649
Loss from discontinued operations, net of tax	—	—	(9)	—	(9)
Equity in undistributed losses of discontinued operations	(9)	(9)	—	18	—

Net Income	$85,640	$16,328	$94,266	$(110,594)	$85,640

Comprehensive income, net of tax	$114,865	$24,343	$123,544	$(147,887)	$114,865

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$22,175	$—	$—	$(22,175)	$—
Loans	499	3	1,094,152	(432)	1,094,222
Money market investments	5	4	5,292	(7)	5,294
Investment securities	476	242	92,551	—	93,269
Trading account securities	—	—	8,872	—	8,872

Total interest and dividend income	23,155	249	1,200,867	(22,614)	1,201,657

Interest expense:
Deposits	—	—	80,486	(7)	80,479
Short-term borrowings	—	378	5,873	(432)	5,819
Long-term debt	39,353	8,084	11,439	—	58,876

Total interest expense	39,353	8,462	97,798	(439)	145,174

Net interest (expense) income	(16,198)	(8,213)	1,103,069	(22,175)	1,056,483
Provision for loan losses- non-covered loans	81	—	159,666	—	159,747
Provision for loan losses- covered loans	—	—	23,200	—	23,200

Net interest (expense) income after provision for loan losses	(16,279)	(8,213)	920,203	(22,175)	873,536

Service charges on deposit accounts	—	—	120,115	—	120,115
Other service fees	—	—	170,535	(1,373)	169,162
Mortgage banking activities	—	—	58,372	—	58,372
Net loss and valuation adjustments on investment securities	—	—	141	—	141
Other-than-temporary impairment losses on investment securities	—	—	(14,445)	—	(14,445)
Trading account loss	(94)	—	(2,998)	—	(3,092)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	602	—	602
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,981)	—	(9,981)
FDIC loss-share income	—	—	24,421	—	24,421
Other operating income	8,911	111	32,826	(40)	41,808

Total non-interest income	8,817	111	379,588	(1,413)	387,103

Operating expenses:
Personnel costs	37,665	—	320,633	—	358,298
Net occupancy expenses	2,661	—	63,611	—	66,272
Equipment expenses	1,538	—	42,537	—	44,075
Other taxes	(759)	—	30,397	—	29,638
Professional fees	7,885	474	222,966	(194)	231,131
Communications	362	—	18,025	—	18,387
Business promotion	1,308	—	35,606	—	36,914
FDIC deposit insurance	—	—	22,240	—	22,240
Other real estate owned (OREO) expenses	—	—	75,571	—	75,571
Other operating expenses	(52,016)	328	127,585	(1,916)	73,981
Amortization of intangibles	—	—	8,497	—	8,497
Restructuring costs	—	—	17,408	—	17,408

Total operating expenses	(1,356)	802	985,076	(2,110)	982,412

(Loss) income before income tax and equity in earnings of subsidiaries	(6,106)	(8,904)	314,715	(21,478)	278,227

Income tax expense (benefit)	45	—	(478,661)	272	(478,344)

(Loss) income before equity in earnings of subsidiaries	(6,151)	(8,904)	793,376	(21,750)	756,571
Equity in undistributed earnings of subsidiaries	762,722	579,119	—	(1,341,841)	—

Income from continuing operations	756,571	570,215	793,376	(1,363,591)	756,571
Income from discontinued operations, net of tax	—	—	1,347	—	1,347
Equity in undistributed earnings of discontinued operations	1,347	1,347	—	(2,694)	—

Net Income	$757,918	$571,562	$794,723	$(1,366,285)	$757,918

Comprehensive income, net of tax	$797,984	$582,170	$834,738	$(1,416,908)	$797,984

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$103	$—	$362,569	$(80)	$362,592
Money market investments	5	1	1,005	(4)	1,007
Investment securities	144	81	32,929	—	33,154
Trading account securities	—	—	4,446	—	4,446

Total interest income	252	82	400,949	(84)	401,199

Interest expense:
Deposits	—	—	26,534	(1)	26,533
Short-term borrowings	—	33	29,005	(83)	28,955
Long-term debt	13,337	2,707	3,246	—	19,290

Total interest expense	13,337	2,740	58,785	(84)	74,778

Net interest (expense) income	(13,085)	(2,658)	342,164	—	326,421
Provision (reversal) for loan losses-non-covered loans	(19)	—	68,185	—	68,166
Provision for loan losses-covered loans	—	—	12,463	—	12,463

Net interest (expense) income after provision for loan losses	(13,066)	(2,658)	261,516	—	245,792

Service charges on deposit accounts	—	—	40,585	—	40,585
Other service fees	—	—	54,894	(55)	54,839
Mortgage banking activities	—	—	14,402	—	14,402
Net gain and valuation adjustments on investment securities	—	—	(1,763)	—	(1,763)
Trading account (loss) profit	(33)	—	773	—	740
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	15,593	—	15,593
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,480)	—	(9,480)
FDIC loss-share expense	—	—	(4,864)	—	(4,864)
Other operating income	2,792	1,058	10,430	(2)	14,278

Total non-interest income	2,759	1,058	120,570	(57)	124,330

Operating expenses:
Personnel costs	9,151	—	95,391	—	104,542
Net occupancy expenses	1,029	—	20,174	—	21,203
Equipment expenses	980	—	11,390	—	12,370
Other taxes	840	—	14,529	—	15,369
Professional fees	3,169	312	64,224	(56)	67,649
Communications	138	—	6,317	—	6,455
Business promotion	378	—	12,684	—	13,062
FDIC deposit insurance	—	—	9,511	—	9,511
Other real estate owned (OREO) expenses	—	—	19,745	—	19,745
Other operating expenses	(14,976)	109	45,909	(624)	30,418
Amortization of intangibles	—	—	2,026	—	2,026
Restructuring cost	—	—	8,290	—	8,290

Total operating expenses	709	421	310,190	(680)	310,640

(Loss) income before income tax and equity in earnings of subsidiaries	(11,016)	(2,021)	71,896	623	59,482
Income tax expense	89	—	26,336	242	26,667

(Loss) income before equity in earnings of subsidiaries	(11,105)	(2,021)	45,560	381	32,815
Equity in undistributed earnings of subsidiaries	43,920	(14,381)	—	(29,539)	—

Income (loss) from continuing operations	32,815	(16,402)	45,560	(29,158)	32,815
Income from discontinued operations, net of tax	—	—	29,758	—	29,758
Equity in undistributed earnings of discontinued operations	29,758	29,758	—	(59,516)	—

Net Income	$62,573	$13,356	$75,318	$(88,674)	$62,573

Comprehensive income, net of tax	$42,797	$4,510	$55,418	$(59,928)	$42,797

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,163	$—	$1,121,116	$(1,099)	$1,121,180
Money market investments	17	6	3,108	(20)	3,111
Investment securities	475	242	101,553	—	102,270
Trading account securities	—	—	15,047	—	15,047

Total interest income	1,655	248	1,240,824	(1,119)	1,241,608

Interest expense:
Deposits	—	—	79,620	(6)	79,614
Short-term borrowings	—	339	47,661	(1,113)	46,887
Long-term debt	479,524	8,120	9,252	—	496,896

Total interest expense	479,524	8,459	136,533	(1,119)	623,397

Net interest (expense) income	(477,869)	(8,211)	1,104,291	—	618,211
Provision (reversal) for loan losses-non-covered loans	(195)	—	172,557	—	172,362
Provision for loan losses-covered loans	—	—	49,781	—	49,781

Net interest (expense) income after provision for loan losses	(477,674)	(8,211)	881,953	—	396,068

Service charges on deposit accounts	—	—	119,181	—	119,181
Other service fees	—	—	165,498	(1,373)	164,125
Mortgage banking activities	—	—	21,868	—	21,868
Net gain and valuation adjustments on investment securities	—	—	(1,763)	—	(1,763)
Trading account profit	40	—	3,732	—	3,772
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	29,645	—	29,645
Adjustments (expense) to indemnity reserves on loans sold	—	—	(27,281)	—	(27,281)
FDIC loss-share expense	—	—	(84,331)	—	(84,331)
Other operating income	9,301	371	48,265	(2)	57,935

Total non-interest income	9,341	371	274,814	(1,375)	283,151

Operating expenses:
Personnel costs	25,661	—	282,282	—	307,943
Net occupancy expenses	2,974	—	59,856	—	62,830
Equipment expenses	3,000	—	32,826	—	35,826
Other taxes	1,200	—	41,375	—	42,575
Professional fees	8,481	1,075	192,293	(177)	201,672
Communications	387	—	19,178	—	19,565
Business promotion	1,228	—	39,258	—	40,486
FDIC deposit insurance	—	—	30,969	—	30,969
Other real estate owned (OREO) expenses	—	—	29,595	—	29,595
Other operating expenses	(43,995)	326	118,840	(1,895)	73,276
Amortization of intangibles	—	—	6,077	—	6,077
Restructuring costs	—	—	12,864	—	12,864

Total operating expenses	(1,064)	1,401	865,413	(2,072)	863,678

(Loss) income before income tax and equity in earnings of subsidiaries	(467,269)	(9,241)	291,354	697	(184,459)
Income tax expense	8,239	—	37,296	272	45,807

(Loss) income before equity in earnings of subsidiaries	(475,508)	(9,241)	254,058	425	(230,266)
Equity in undistributed earnings of subsidiaries	245,242	50,910	—	(296,152)	—

(Loss) income from continuing operations	(230,266)	41,669	254,058	(295,727)	(230,266)
Loss from discontinued operations, net of tax	—	—	(132,066)	—	(132,066)
Equity in undistributed losses of discontinued operations	(132,066)	(132,066)	—	264,132	—

Net (Loss) Income	$(362,332)	$(90,397)	$121,992	$(31,595)	$(362,332)

Comprehensive (loss) income, net of tax	$(323,654)	$(75,501)	$161,632	$(86,131)	$(323,654)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)

	Nine months ended September 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$757,918	$571,562	$794,723	$(1,366,285)	$757,918

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(764,069)	(580,466)	—	1,344,535	—
Provision for loan losses	81	—	182,866	—	182,947
Amortization of intangibles	—	—	8,497	—	8,497
Depreciation and amortization of premises and equipment	553	—	34,906	—	35,459
Net accretion of discounts and amortization of premiums and deferred fees	—	—	(58,637)	—	(58,637)
Other-than-temporary impairment on investment securities	—	—	14,445	—	14,445
Fair value adjustments on mortgage servicing rights	—	—	5,808	—	5,808
FDIC loss share income	—	—	(24,421)	—	(24,421)
Adjustments (expense) to indemnity reserves on loans sold	—	—	9,981	—	9,981
Earnings from investments under the equity method	(8,911)	(111)	(8,063)	—	(17,085)
Deferred income tax benefit	—	—	(496,551)	272	(496,279)
(Gain) loss on:
Disposition of premises and equipment	(2)	—	(2,937)	—	(2,939)
Sale and valuation adjustments of investment securities	—	—	(141)	—	(141)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(24,657)	—	(24,657)
Sale of foreclosed assets, including write-downs	—	—	56,391	—	56,391
Acquisitions of loans held-for-sale	—	—	(331,860)	—	(331,860)
Proceeds from sale of loans held-for-sale	—	—	71,296	—	71,296
Net originations on loans held-for-sale	—	—	(574,942)	—	(574,942)
Net (increase) decrease in:
Trading securities	(188)	—	783,492	—	783,304
Accrued income receivable	(87)	80	11,503	86	11,582
Other assets	(10,258)	3	37,453	33,981	61,179
Net (decrease) increase in:
Interest payable	(7,875)	(2,599)	(52)	(86)	(10,612)
Pension and other postretirement benefits obligations	—	—	2,567	—	2,567
Other liabilities	(9,545)	(140)	(11,865)	(17,503)	(39,053)

Total adjustments	(800,301)	(583,233)	(314,921)	1,361,285	(337,170)

Net cash (used in) provided by operating activities	(42,383)	(11,671)	479,802	(5,000)	420,748

Cash flows from investing activities:
Net decrease (increase) in money market investments	18,611	(596)	(604,796)	596	(586,185)
Purchases of investment securities:
Available-for-sale	—	—	(1,239,962)	—	(1,239,962)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(39,391)	—	(39,391)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,152,074	—	1,152,074
Held-to-maturity	—	—	4,428	—	4,428
Other	—	—	45,497	—	45,497
Proceeds from sale of investment securities:
Available for sale	—	—	96,760	—	96,760
Other	—	—	12,928	—	12,928
Net repayments on loans	10,753	350	318,555	(10,739)	318,919
Proceeds from sale of loans	—	—	27,780	—	27,780
Acquisition of loan portfolios	—	(350)	(173,155)	—	(173,505)

Acquisition of trademark	—	—	(50)	—	(50)
Net payments from FDIC under loss sharing agreements	—	—	245,416	—	245,416
Net cash received and acquired from business combination	—	—	731,279	—	731,279
Acquisition of servicing assets	—	—	(61,304)	—	(61,304)
Cash paid related to business acquisitions	—	—	(17,250)	—	(17,250)
Mortgage servicing rights purchased	—	—	(2,400)	—	(2,400)
Acquisition of premises and equipment	(808)	—	(40,301)	—	(41,109)
Proceeds from sale of:
Premises and equipment	6	—	10,160	—	10,166
Foreclosed assets	—	—	115,078	—	115,078

Net cash provided by (used in) investing activities	28,562	(596)	581,096	(10,143)	598,919

Cash flows from financing activities:
Net (decrease) increase in:
Deposits	—	—	(302,897)	13,453	(289,444)
Federal funds purchased and assets sold under agreements to repurchase	—	—	(185,892)	—	(185,892)
Other short-term borrowings	—	12,261	(171,215)	10,739	(148,215)
Payments of notes payable	—	—	(719,575)	—	(719,575)
Proceeds from issuance of notes payable	—	—	263,286	—	263,286
Proceeds from issuance of common stock	4,177	—	—	—	4,177
Dividends paid to parent company	—	—	(5,000)	5,000	—
Dividends paid	(2,792)	—	—	—	(2,792)
Net payments for repurchase of common stock	(1,752)	—	—	—	(1,752)

Net cash (used in) provided by financing activities	(367)	12,261	(1,121,293)	29,192	(1,080,207)

Net decrease in cash and due from banks	(14,188)	(6)	(60,395)	14,049	(60,540)
Cash and due from banks at beginning of period	20,448	608	380,890	(20,851)	381,095

Cash and due from banks at end of period	$6,260	$602	$320,495	$(6,802)	$320,555

The Condensed Consolidating Statements of Cash Flows include the cash flows from operating, investing and financing activities associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (UNAUDITED)

	Nine months ended September 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net (loss) income	$(362,332)	$(90,397)	$121,992	$(31,595)	$(362,332)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(113,176)	81,156	—	32,020	—
Provision for loan losses	(195)	—	215,573	—	215,378
Goodwill impairment losses	—	—	186,511	—	186,511
Amortization of intangibles	—	—	7,351	—	7,351
Depreciation and amortization of premises and equipment	490	—	34,917	—	35,407
Net accretion of discounts and amortization of premiums and deferred fees	404,461	—	(106,143)	—	298,318
Fair value adjustments on mortgage servicing rights	—	—	18,424	—	18,424
FDIC loss share expense	—	—	84,331	—	84,331
Adjustments (expense) to indemnity reserves on loans sold	—	—	27,281	—	27,281
Earnings from investments under the equity method	(9,301)	(371)	(22,258)	—	(31,930)
Deferred income tax expense	7,857	—	26,046	272	34,175
Loss (gain) on:
Disposition of premises and equipment	1	—	(2,579)	—	(2,578)
Sale and valuation adjustments of investment securities	—	—	1,763	—	1,763
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(69,391)	—	(69,391)
Sale of foreclosed assets, including write-downs	—	—	13,147	—	13,147
Disposal of discontinued business	—	—	(28,025)	—	(28,025)
Acquisitions of loans held-for-sale	—	—	(232,430)	—	(232,430)
Proceeds from sale of loans held-for-sale	—	—	97,638	—	97,638
Net originations on loans held-for-sale	—	—	(512,521)	—	(512,521)
Net (increase) decrease in:
Trading securities	(247)	—	883,282	—	883,035
Accrued income receivable	9	83	11,349	(4)	11,437
Other assets	4,554	(7,168)	155,043	(27,760)	124,669
Net (decrease) increase in:
Interest payable	(809)	(2,669)	(8,273)	4	(11,747)
Pension and other postretirement benefits obligations	—	—	(4,478)	—	(4,478)
Other liabilities	(4,954)	(31,996)	43,708	27,063	33,821

Total adjustments	288,690	39,035	820,266	31,595	1,179,586

Net cash (used in) provided by operating activities	(73,642)	(51,362)	942,258	—	817,254

Cash flows from investing activities:
Net (increase) decrease in money market investments	(997)	3,230	(194,671)	(2,230)	(194,668)
Purchases of investment securities:
Available-for-sale	—	—	(1,825,654)	—	(1,825,654)
Held-to-maturity	—	—	(1,000)	—	(1,000)
Other	—	—	(97,301)	—	(97,301)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,327,672	—	1,327,672
Held-to-maturity	—	—	29,834	—	29,834
Other	1,000	—	89,530	—	90,530
Proceeds from sale of investment securities:
Available for sale	—	—	91,298	—	91,298
Other	—	—	27,356	—	27,356
Net repayments on loans	448,285	—	628,860	(448,574)	628,571
Proceeds from sale of loans	—	—	233,527	—	233,527
Acquisition of loan portfolios	—	—	(356,710)	—	(356,710)

Net payments from FDIC under loss sharing agreements	—	—	179,250	—	179,250
Capital contribution to subsidiary	(100,000)	—	—	100,000	—
Return of capital from wholly-owned subsidiaries	210,000	250,000	—	(460,000)	—
Net cash disbursed from disposal of discontinued business	—	—	(233,967)	—	(233,967)
Acquisition of premises and equipment	(415)	—	(39,189)	—	(39,604)
Proceeds from sale of:
Premises and equipment	24	—	12,120	—	12,144
Foreclosed assets	—	—	110,677	—	110,677

Net cash provided by (used in) investing activities	557,897	253,230	(18,368)	(810,804)	(18,045)

Cash flows from financing activities:
Net (decrease) increase in:
Deposits	—	—	(220,680)	8,416	(212,264)
Federal funds purchased and assets sold under agreements to repurchase	—	—	(8,580)	—	(8,580)
Other short-term borrowings	—	8,126	(856,700)	448,574	(400,000)
Payments of notes payable	(936,000)	—	(111,546)	—	(1,047,546)
Proceeds from issuance of notes payable	450,000	—	331,905	—	781,905
Proceeds from issuance of common stock	4,323	—	—	—	4,323
Dividends paid	(2,792)	—	—	—	(2,792)
Repurchase of TARP-related warrants	(3,000)	—	—	—	(3,000)
Net payments for repurchase of common stock	(3,052)	—	—	—	(3,052)
Return of capital to parent company	—	(210,000)	(250,000)	460,000	—
Capital contribution from parent	—	—	100,000	(100,000)	—

Net cash used in by financing activities	(490,521)	(201,874)	(1,015,601)	816,990	(891,006)

Net decrease in cash and due from banks	(6,266)	(6)	(91,711)	6,186	(91,797)
Cash and due from banks at beginning of period	10,595	616	422,967	(10,967)	423,211

Cash and due from banks at end of period, including discontinued operations	4,329	610	331,256	(4,781)	331,414
Less: cash from discontinued operations	—	—	9,500	—	9,500

Cash and due from banks at end of period	$4,329	$610	$321,756	$(4,781)	$321,914

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, including residential mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank (“PCB”), operates branches in New York, New Jersey and Southern Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 38 to the consolidated financial statements presents information about the Corporation’s business segments. As of September 30, 2015, the Corporation had a 15.31% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended September 30, 2015, the Corporation recorded $2.8 million in earnings from its investment in EVERTEC, which had a carrying amount of $30.9 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended September 30, 2015 the Corporation recorded $6.2 million in earnings from its investment in BHD Leon, which had a carrying amount of $113.1 million, as of the end of the quarter.

OVERVIEW

Recent significant events

During the quarter ended September 30, 2015, the Corporation:

•	Reinstated the quarterly cash dividend on its outstanding common stock. A cash dividend of $0.15 per share was paid on October 7, 2015 to shareholders of record at the close of business on September 29, 2015. This represents a quarterly payout of approximately $15.5 million.

•	Acquired mortgage servicing rights for a portfolio previously serviced by Doral Bank, with approximately $873 million in unpaid principal balance, in connection with a pre-existing backup servicing agreement. As a result, the fair value of the Corporation’s mortgage servicing rights reflected an increase of approximately $4.4 million during the quarter. The Corporation also purchased the servicing advances related to this portfolio from the FDIC, as receiver of Doral Bank, for a price of $46.6 million.

•	Completed the information systems conversion and integration related to the assets and liabilities acquired in the Doral Bank FDIC-assisted transaction (the “Doral Bank Transaction”). The costs associated with this conversion amounted to approximately $3.7 million for the quarter.

As discussed in Note 4 to the consolidated financial statements, during the year 2014 the Company completed the sale of its U.S. regional operations in California, Illinois and Central Florida. Current and prior periods’ financial information covering income and expense amounts presented in this MD&A has been retrospectively adjusted for the impact of the discontinued operations of the U.S. operations for comparative purposes. The financial information for prior periods included in this MD&A does not reflect the reclassification of certain of PCB’s assets and liabilities to discontinued operations.

Adjusted results of operations – Non-GAAP financial measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”), the (“reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain transactions on the results of its operations. Throughout this MD&A, the Corporation presents a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted results” provide meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to tables 53 through 58 for a reconciliation of the reported results for the quarter and nine months ended September 30, 2015 and 2014.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended September 30, 2015

•	For the quarter ended September 30, 2015, the Corporation recorded net income of $85.6 million, compared to a net income of $62.6 million for the same quarter of the previous year. The adjusted net income for the third quarter of 2015 was
$ 93.4 million, compared to $81.7 million for the same quarter of the previous year. Refer to tables 53 through 55 for adjustments to arrive at the adjusted net income.

•	Net interest income from continued operations, on a taxable equivalent basis, for the third quarter of 2015 was $368.0 million compared to $345.7 million in the same quarter of 2014. Net interest margin, on a taxable equivalent basis, for the third quarter of 2015 was 4.60% compared to 4.62% in the same quarter of 2014, a decrease of 2 basis points. Excluding the impact of the $20.7 million in fees related to the structured repo refinancing in BPNA in the third quarter of 2014, adjusted net interest income on a taxable equivalent basis was $366.4 million and the adjusted net interest margin was 4.90%.

•	The provision for loan losses for the non-covered portfolio totaled $69.6 million for the quarter ended September 30, 2015, compared to $68.2 million for the same quarter of the previous year, an increase of $1.4 million. The provision for the third quarter of 2015 included $10.1 million impairment on Westernbank loans that the Corporation has the intent to sell and are subject to the arbitration proceedings with the FDIC. The provision for the third quarter of 2014 included $12.0 million related to certain classified and legacy loans sold or transferred to loans held-for-sale as part of the U.S. reorganization. Excluding these effects, the provision for non-coved loans for the third quarter amounted to $59.5 million, compared to $56.2 million in the third quarter of 2014. For the covered loans portfolio, the Corporation recorded a reserve release of $2.9 million, compared to a provision of $12.5 million for the same quarter of the previous year, a decline of $15.4 million due to lower impairment losses.

Total non-performing assets, including covered, were $878 million at September 30, 2015, decreasing by $55 million, or 6%, from December 31, 2014, of which $74 million were related to OREO reductions. During the second quarter of 2015, the Corporation completed a bulk sale of covered OREOs with a carrying value of $37 million. Total non-performing non-covered assets were $838 million at September 30, 2015, increasing by $54 million, or 7%, from December 31, 2014. Non-covered non-performing loans held-in-portfolio were $635 million, increasing by $4, million, or 1%, from December 31, 2014. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, decreased to 2.82% at September 30, 2015 from 3.25% at December 31, 2014, impacted by the reclassification of $1.5 billion to the non-covered category during the second quarter of 2015, pursuant to the expiration of the commercial and consumer loans loss-sharing agreement with the FDIC.

Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Non-interest income increased by $6.8 million during the quarter ended September 30, 2015, compared with the same quarter of the previous year. Excluding the impact of the certain events detailed in Tables 53 to 55 Adjusted Results (Non-GAAP), non-interest income increased $16.6 million. The increase in adjusted non-interest income was principally due to a positive variance in the FDIC loss share income (expense) of $21.1 million, mostly driven by lower amortization of the indemnification asset.

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses decreased by $3.7 million for the quarter ended September 30, 2015, compared with the same quarter of the previous year. Excluding the impact of the certain transactions detailed in Tables 53 through 55, Adjusted Results (Non-GAAP) operating expenses decreased by $1.6 million mainly due to:

•	lower OREO expenses by $12.1 million driven by lower write-downs of commercial, construction and mortgage properties and higher gain on sales;

•	Lower other taxes by $5.4 million due to elimination of the Puerto Rico gross revenue tax and lower municipal license tax; and

•	Lower other operating expenses by $4.9 million mainly due to lower provision for unused commitments; partially offset by:

•	Higher personnel cost by $15.5 million mainly as result of higher salaries and incentive compensation;

•	Higher professional fees by $5.9 million due to higher programming, processing and other technology services; and

•	Higher equipment expense by $2.4 million mainly due to higher software maintenance expenses at BPPR.

Refer to the Operating Expenses section of this MD&A for additional information.

•	Income tax expense amounted to $22.6 million for the quarter ended September 30, 2015, compared to $26.7 million for the same quarter of 2014. Income tax expense for the quarter ended September 30, 2014 was impacted by the recognition of an income tax expense of $20.0 million, related to the deferred tax liability associated with the portfolio acquired from Westernbank as a result of the increase in the income tax for capital gains from 15% to 20%. The income tax expense for the third quarter of 2015, reflected the impact of higher taxable income, compared to the same quarter of the previous year. Refer to the Income Taxes section of this MD&A for additional information.

•	The Corporation’s total assets were $35.5 billion at September 30, 2015, compared to $33.1 billion at December 31, 2014. The increase in total assets was mainly due to

•	An increase of $586 million in money market investments due mostly to increases in liquidity at BPPR of approximately $356 million and BPNA of $249 million.

•	An increase of $183 million on investment securities available-for-sale and held-to-maturity, mainly attributed to the Doral Bank Transaction, as detailed in Table 10.

•	An increase of $80 million in non-covered loans, excluding the $1.5 billion balance at September 30, 2015 of loans acquired in the Doral Bank Transaction and the reclassification of $1.5 billion at June 30, 2015 from the covered to the non-covered category, pursuant to the expiration of the commercial and consumer FDIC loss-share agreement. The increase is mainly related to commercial loans in the U.S.

•	An increase in other assets of $575 million, mainly due to the partial reversal of the valuation allowance of the deferred tax asset at the U.S. operations amounting to $545 million during the second quarter of 2015.

These increases were partially offset by:

•	A decrease of $362 million in the covered loans portfolio, excluding the impact of the reclassification of $1.5 billion to the non-covered category as mentioned above, due to the normal run-off and portfolio loan resolutions.

•	A decrease of approximately $231 million in the FDIC loss share asset mainly due to amortization and collections from the FDIC.

•	A decrease of $74 million in OREOs due to sales, including a bulk sale of $37 million in covered OREOs, and write-downs, offset by additions due to foreclosure activity.

•	The Corporation’s total liabilities were $30.5 billion at September 30, 2015, compared to $28.8 billion at December 31, 2014. The increase in total liabilities was mainly due to:

•	An increase in total deposits of $395 million, mainly at BPNA, excluding the balances at September 30, 2015 of $1.5 billion of deposits acquired in the Doral Bank Transaction; partially offset by

•	A decrease of approximately $243 million in borrowings, mainly related to repurchase agreements

•	Stockholders’ equity totaled $5.0 billion at September 30, 2015, compared with $4.3 billion at December 31, 2014. The increase resulted from the Corporation’s net income of $757.9 million for the nine months ended September 30, 2015 and a decrease in accumulated other comprehensive loss of $40 million, principally due to higher unrealized gains on securities available-for-sale partially offset by common and preferred dividends declared during the nine months period of $15.5 million and $2.8 million, respectively. Capital ratios continued to be strong. The Corporation’s Common equity Tier 1 Capital ratio stood at 16.21% at September 30, 2015, while the tangible common equity ratio at September 30, 2015 was 12.65%. Refer to Table 20 for capital ratios and Table 21 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarters ended September 30, 2015 and 2014.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights

	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2015	December 31, 2014	Variance	September 30, 2015	September 30, 2014	Variance
Money market investments	$2,408,571	$1,822,386	$586,185	$2,370,293	$1,286,914	$1,083,379
Investment and trading securities	5,912,826	5,718,762	194,064	5,969,409	6,348,138	(378,729)
Loans	23,334,513	22,053,217	1,281,296	23,016,530	22,475,397	541,133
Earning assets	31,655,910	29,594,365	2,061,545	31,356,232	30,110,449	1,245,783
Assets from discontinued operations	—	—	—	—	1,761,808	(1,761,808)
Total assets	35,530,794	33,096,695	2,434,099	35,055,499	35,813,787	(758,288)
Deposits*	26,713,206	24,807,535	1,905,671	26,668,741	24,656,178	2,012,563
Borrowings	2,761,476	3,004,685	(243,209)	2,864,483	3,690,236	(825,753)
Stockholders’ equity	5,049,636	4,267,382	782,254	4,579,043	4,621,686	(42,643)
Liabilities from discontinued operations	1,800	5,064	(3,264)	2,187	1,956,964	(1,954,777)

*	Average deposits exclude average derivatives.

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2015	2014	Variance	2015	2014	Variance
Net interest income	$350,735	$326,421	$24,314	$1,056,483	$618,211	$438,272
Provision for loan losses - non-covered loans	69,568	68,166	1,402	159,747	172,362	(12,615)
Provision (reversal) for loan losses - covered loans	(2,890)	12,463	(15,353)	23,200	49,781	(26,581)
Non-interest income	131,109	124,330	6,779	387,103	283,151	103,952
Operating expenses	306,897	310,640	(3,743)	982,412	863,678	118,734

Income (loss) from continuing operations before income tax	108,269	59,482	48,787	278,227	(184,459)	462,686
Income tax expense (benefit)	22,620	26,667	(4,047)	(478,344)	45,807	(524,151)

Income (loss) from continuing operations	$85,649	$32,815	$52,834	$756,571	$(230,266)	$986,837

(Loss) income from discontinued operations, net of tax	(9)	29,758	(29,767)	1,347	(132,066)	133,413

Net income (loss)	$85,640	$62,573	$23,067	$757,918	$(362,332)	$1,120,250

Net income (loss) applicable to common stock	$84,709	$61,643	$23,066	$755,126	$(365,124)	$1,120,250

Net income (loss) from continuing operations	$0.82	$0.31	$0.51	$7.33	$(2.27)	$9.60
Net income (loss) from discontinued operations	$—	$0.29	$(0.29)	$0.01	$(1.28)	$1.29

Net income (loss) per Common Share – Basic	$0.82	$0.60	$0.22	$7.34	$(3.55)	$10.89

Net income (loss) from continuing operations	$0.82	$0.31	$0.51	$7.31	$(2.27)	$9.58
Net income (loss) from discontinued operations	$—	$0.29	$(0.29)	$0.01	$(1.28)	$1.29

Net income (loss) per Common Share – Diluted	$0.82	$0.60	$0.22	$7.32	$(3.55)	$10.87

	Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information	2015	2014	2015	2014
Common Stock Data
Market price
High	$31.49	$34.64	$35.58	$34.64
Low	27.19	29.44	27.19	25.50
End	30.23	29.44	30.23	29.44
Book value per common share at period end	48.28	41.07	48.28	41.07

Profitability Ratios
Return on assets	0.95%	0.71%	2.89%	(1.35)%
Return on common equity	6.79	5.75	22.29	(10.68)
Net interest spread (taxable equivalent) - Non-GAAP	4.39	4.68	4.54	4.66
Net interest margin (taxable equivalent) - Non-GAAP	4.60	4.90	4.75	4.92

Capitalization Ratios
Average equity to average assets	13.96%	12.29%	13.06%	12.90%
Tier I capital	16.21	16.86	16.21	16.86
Total capital	18.78	18.14	18.78	18.14
Tier 1 leverage	11.75	11.14	11.75	11.14

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

Certain residential mortgage and commercial loans acquired as part of the Doral Bank Transaction were considered impaired. Accordingly, the Corporation applied the guidance of ASC Subtopic 310-30. Under this guidance, the loans acquired from the FDIC were aggregated into pools based on similar characteristics, including factors such as loan type, interest rate type, accruing status, and amortization type. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Refer to Note 11 to the consolidated financial statements for additional information with respect to the loans acquired as part of the Doral Bank Transaction that were considered impaired.

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

For the period ended September 30, 2015, 18% (September 30, 2014 - 33%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage and commercial multi-family loan portfolios for 2015, and in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2014.

For the period ended September 30, 2015, 17% (September 30, 2014 - 12%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer loan portfolio for 2015 and in the commercial multi-family, commercial and industrial and legacy loan portfolios for 2014.

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

Management made the following principal enhancements to the methodology during the second quarter of 2015:

•	Increased the historical look-back period for determining the base loss rates for commercial and construction loans. The Corporation increased the look-back period for assessing historical loss trends applicable to the determination of commercial and construction loan net charge-offs from 36 months to 60 months. Given the current overall commercial and construction credit quality improvements, including lower loss trends, management concluded that a 60-month look-back period for the base loss rates aligns the Corporation’s allowance for loan losses methodology to maintain adequate loss observations in its main general reserve component. .

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

The combined effect of the aforementioned recalibration and enhancements to the environmental factors adjustment resulted in a decrease to the allowance for loan losses of $21.5 million at June 30, 2015, of which $20.5 million related to the non-covered BPPR segment and $1 million related to the BPNA segment.

Change in non-accrual accounting policy for guaranteed residential mortgage loans

During the quarter ended September 30, 2015, the Corporation changed its policy on interest income recognition for residential mortgage loans guaranteed by the Federal Housing Administration (“FHA”) or the Veterans Administration (“VA”). Previously, the Corporation discontinued the recognition of interest income on these loans when they were 18-months delinquent as to principal or interest. The Corporation modified its policy to discontinue the recognition of interest when 15-months delinquent as to principal or interest. This change in estimate was based on an analysis of historical collections from these agencies. This change in policy resulted in the reversal of previously accrued interest amounting to approximately $1.9 million during the quarter ended September 30, 2015.

NET INTEREST INCOME

Net interest income on a taxable equivalent basis-Non-GAAP financial measure

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 2 for the quarter ended September 30, 2015 as compared with the same period in 2014, segregated by major categories of interest earning assets and interest bearing liabilities.

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

Average outstanding securities balances are based on amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Excluding the discount accretion on loans acquired in the Westernbank FDIC-assisted transaction (“WB loans”) accounted for under Subtopic ASC 310-30, the impact to interest income from these fees and amortizations for the quarter and nine months ended September 30, 2015 were of $6.9 million and $13.4 million, respectively, compared with a favorable impact of $1.5 million and $4.1 million in the same periods in 2014. The increase in fees and amortizations relates mostly to loans acquired in the Doral transaction.

Net interest income from continued operations, on a taxable equivalent basis, for the third quarter of 2015 was $368.0 million compared to $345.7 million in the same quarter of 2014. Net interest margin, on a taxable equivalent basis, for the third quarter of 2015 was 4.60% compared to 4.62% in the same quarter of 2014, a decrease of 2 basis points. Excluding the impact of the $20.7 million in fees related to the structured repo refinancing in BPNA in the third quarter of 2014, adjusted net interest income on a taxable equivalent basis was $366.4 million and the adjusted net interest margin was 4.90%.

The most important variances were:

•	Increase of $20.9 million in interest income from loans is due to an increase in average volume of $1.4 billion, mainly attributed to the Doral Acquisition and the sustained organic growth in the U.S, commercial and construction portfolio. Also contributing to this favorable variance is an improved yield from the commercial and construction loan portfolios that accounted for $4.3 million; partially offset by $1.2 million lower yield from the mortgage portfolio related to the reversal of $3.8 million in income from FHA guaranteed loans at BPPR as part of the Corporation’s review of its interest income accrual policy and related adjustments during the third quarter of 2015.

•	Lower short-term borrowings interest expense by $6.1 million as a result of the refinancing of $638 million in structured repos with a cost of 4.41% as part of the reorganization of the U.S. operations in the third quarter of 2014.

These positive variances were partially offset by:

•	Decrease of $20.3 million in interest income of WB loans due mainly to lower volume, as the portfolio continues its normal run-off, as well as lower yields.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Quarters ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2015	2014	Variance	2015	2014	Variance		2015	2014	Variance	Rate	Volume
($ in millions)							(In thousands)
$2,642	$1,170	$1,472	0.30%	0.34%	(0.04)%	Money market investments	$2,003	$1,007	$996	$110	$886
5,789	6,018	(229)	2.63	2.68	(0.05)	Investment securities	38,143	40,364	(2,221)	(1,972)	(249)
236	313	(77)	6.31	6.45	(0.14)	Trading securities	3,749	5,084	(1,335)	(102)	(1,233)

8,667	7,501	1,166	2.02	2.47	(0.45)	Total money market, investment and trading securities	43,895	46,455	(2,560)	(1,964)	(596)

						Loans:
8,769	8,239	530	5.16	5.00	0.16	Commercial	114,123	103,895	10,228	3,405	6,823
681	201	480	6.30	4.86	1.44	Construction	10,811	2,469	8,342	923	7,419
594	545	49	6.75	7.20	(0.45)	Leasing	10,032	9,816	216	(637)	853
7,072	6,646	426	5.22	5.30	(0.08)	Mortgage	92,341	87,993	4,348	(1,228)	5,576
3,811	3,905	(94)	10.34	10.32	0.02	Consumer	99,356	101,610	(2,254)	(79)	(2,175)

20,927	19,536	1,391	6.21	6.23	(0.02)	Sub-total loans	326,663	305,783	20,880	2,384	18,496
2,221	2,727	(506)	8.59	9.95	(1.36)	WB loans	47,982	68,251	(20,269)	(4,032)	(16,237)

23,148	22,263	885	6.44	6.68	(0.24)	Total loans	374,645	374,034	611	(1,648)	2,259

$31,815	$29,764	$2,051	5.23%	5.62%	(0.39)%	Total earning assets	$418,540	$420,489	$(1,949)	$(3,612)	$1,663

						Interest bearing deposits:
$5,742	$4,876	$866	0.34%	0.32%	0.02%	NOW and money market [1]	$4,873	$3,914	$959	$293	$666
7,055	6,740	315	0.23	0.22	0.01	Savings	4,093	3,694	399	209	190
8,157	7,569	588	0.94	0.99	(0.05)	Time deposits	19,390	18,925	465	(737)	1,202

20,954	19,185	1,769	0.54	0.55	(0.01)	Total deposits	28,356	26,533	1,823	(235)	2,058

1,186	1,882	(696)	0.74	1.75	(1.01)	Short-term borrowings [2]	2,222	8,292	(6,070)	(3,765)	(2,305)
—	10	(10)	—	9.20	(9.20)	TARP funds [3]	—	234	(234)	—	(234)
1,676	1,699	(23)	4.76	4.48	0.28	Other medium and long-term debt	19,969	19,055	914	1,067	(153)

23,816	22,776	1,040	0.84	0.94	(0.10)	Total interest bearing liabilities	50,547	54,114	(3,567)	(2,933)	(634)

6,144	5,464	680				Non-interest bearing demand deposits
1,855	1,524	331				Other sources of funds

$31,815	$29,764	$2,051	0.63%	0.72%	(0.09)%	Total source of funds	50,547	54,114	(3,567)	(2,933)	(634)

			4.60%	4.90%	(0.30)%	Adjusted net interest margin/income on a taxable equivalent basis	367,993	366,375	1,618	(679)	2,297

			4.39%	4.68%	(0.29)%	Adjusted net interest spread
						Impact of fees related to BPNA repo refinancing	—	20,663	(20,663)
			4.60%	4.62%	(0.02)%	Net interest margin/income on a taxable equivalent basis	$367,993	$345,712	$22,281

						Taxable equivalent adjustment	17,258	19,291	(2,033)
						Net interest income	$350,735	$326,421	$24,314

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Cost of short-term borrowings excludes the impact of fees related to BPNA repo refinancing. Cost of short-term borrowings for the third quarter of 2014 including such fees would have been 6.10%.
[3]	Junior subordinated deferrable interest debentures.

Net interest income from continuing operations on a taxable equivalent basis for the nine-month period ended September 30, 2015 was $1.1 billion compared to $675.9 million for the same period in 2014. Excluding the impact of the $20.7 million in fees related to the refinancing of structured repos at BPNA and the $414.1 million of accelerated amortization of the discount and deferred costs related to the TARP repayment in the second quarter of 2014, the adjusted net interest income on a taxable equivalent basis for the same period in 2014 was $1.1 billion. The adjusted net interest margin for the nine-month period ended September 30, 2015 was 4.75% compared to 4.92% for the same period in 2014, a decrease of 17 basis points. The most important variances were:

•	Decrease in interest expense of $43.5 million is mainly related to the repayment of TARP funds and the refinancing of the structured repos as mentioned above, partially offset by the issuance of $450 million in senior notes at 7% in July, 2014, which were used to partially fund the repayment of TARP.

•	Lower interest income from loans of $26.6 million, mainly related to lower income from the WB loan portfolio by $71.4 million due to both a lower volume, as the portfolio continues to amortize, and a lower yield that resulted from the recasting process. These negative variances were, partially offset by a higher volume of loans mainly related to the Doral acquisition and organic growth in the U.S mainland, primarily in commercial and construction loans.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Nine months ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2015	2014	Variance	2015	2014	Variance		2015	2014	Variance	Rate	Volume
(In millions)							(In thousands)
$2,371	$1,287	$1,084	0.30%	0.32%	(0.02)%	Money market investments	$5,294	$3,111	$2,183	$268	$1,915
5,746	5,962	(216)	2.65	2.75	(0.10)	Investment securities	114,378	122,857	(8,479)	(4,318)	(4,161)
223	386	(163)	6.43	5.92	0.51	Trading securities	10,728	17,107	(6,379)	1,346	(7,725)

8,340	7,635	705	2.09	2.50	(0.41)	Total money market, investment and trading securities	130,400	143,075	(12,675)	(2,704)	(9,971)

						Loans:
8,627	8,390	237	5.18	5.04	0.14	Commercial	334,537	316,067	18,470	9,401	9,069
600	187	413	6.05	6.93	(0.88)	Construction	27,135	9,722	17,413	(1,395)	18,808
582	545	37	6.89	7.40	(0.51)	Leasing	30,106	30,271	(165)	(2,153)	1,988
6,989	6,676	313	5.34	5.36	(0.02)	Mortgage	279,769	268,489	11,280	(1,257)	12,537
3,826	3,854	(28)	10.39	10.39	—	Consumer	297,192	299,393	(2,201)	491	(2,692)

20,624	19,652	972	6.27	6.28	(0.01)	Sub-total loans	968,739	923,942	44,797	5,087	39,710
2,392	2,823	(431)	8.99	11.00	(2.01)	WB loans	160,910	232,324	(71,414)	(36,379)	(35,035)

23,016	22,475	541	6.56	6.87	(0.31)	Total loans	1,129,649	1,156,266	(26,617)	(31,292)	4,675

$31,356	$30,110	$1,246	5.37%	5.76%	(0.39)%	Total earning assets	$1,260,049	$1,299,341	$(39,292)	$(33,996)	$(5,296)

						Interest bearing deposits:
$5,413	$4,837	$576	0.35%	0.32%	0.03%	NOW and money market [1]	$14,003	$11,540	$2,463	$1,180	$1,283
6,996	6,715	281	0.23	0.22	0.01	Savings	12,119	10,880	1,239	764	475
8,147	7,605	542	0.89	1.01	(0.12)	Time deposits	54,357	57,194	(2,837)	(5,445)	2,608

20,556	19,157	1,399	0.52	0.56	(0.04)	Total deposits	80,479	79,614	865	(3,501)	4,366

1,117	2,094	(977)	0.70	1.67	(0.97)	Short-term borrowings [2]	5,819	26,224	(20,405)	(11,519)	(8,886)
—	357	(357)	—	16.00	(16.00)	TARP funds [3]	—	42,907	(42,907)	—	(42,907)
1,747	1,239	508	4.50	4.30	0.20	Other medium and long-term debt	58,876	39,921	18,955	(575)	19,530

23,420	22,847	573	0.83	1.10	(0.27)	Total interest bearing liabilities	145,174	188,666	(43,492)	(15,595)	(27,897)

6,113	5,499	614				Non-interest bearing demand deposits
1,823	1,764	59				Other sources of funds

$31,356	$30,110	$1,246	0.62%	0.84%	(0.22)%	Total source of funds	145,174	188,666	(43,492)	(15,595)	(27,897)

			4.75%	4.92%	(0.17)%	Adjusted net interest margin/ income on a taxable equivalent basis	1,114,875	1,110,675	4,200	$(18,401)	$22,601

			4.54%	4.66%	(0.12)%	Adjusted net interest spread

						Accelerated amortization of TARP discount and BPNA repo refinancing fees	—	434,731	(434,731)
			4.75%	3.00%	1.75%	Net interest margin/ income on a taxable equivalent basis	$1,114,875	$675,944	$438,931

						Taxable equivalent adjustment	58,392	57,733	659

						Net interest income	$1,056,483	$618,211	$438,272

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Cost of short-term borrowings excludes the impact of fees related to BPNA repo refinancing. Cost of short-term borrowings for the nine months ended September 30, 2014 including such fees would have been 2.99%.
[3]	Cost of TARP funds excludes the impact of the accelerated amortization. Total cost of TARP funds for the nine months ended September 30, 2014, including the accelerated amortization of TARP discount would have been 170.45%.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $66.7 million for the quarter ended September 30, 2015, compared to $80.6 million for the same quarter of the previous year, a decrease of $13.9 million.

The provision for loan losses for the non-covered loan portfolio totaled $69.6 million, compared to $68.2 million for the same quarter in 2014. The provision for the third quarter of 2015 included $10.1 million impairment on Westernbank loans that the Corporation has the intent to sell and are subject to the ongoing arbitration with the FDIC. The provision for the third quarter of 2014 included $12.0 million related to certain classified and legacy loans sold or transferred to loans held-for-sale as part of the U.S. reorganization. Excluding these effects, the provision for the third quarter amounted to $59.5 million, relatively flat when compared to $56.2 million in the third quarter of 2014.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment increased by $6.9 million, compared to the third quarter of 2014. The provision for the third quarter of 2015 included the $10.1 million impairment on Westernbank loans stated above. Excluding the impact of the $10.1 million, the provision for the third quarter amounted to $58.7 million, a decrease of $3.2 million when compared to the third quarter of 2014.

The provision for loan losses for the BPNA segment was $813 thousand, compared to $6.3 million for the same quarter in 2014, as the provision for the third quarter of 2014 included $12.0 million related to loan sales, as mentioned above. Notwithstanding, a low provision level is reflective of BPNA’s improvements in credit quality and low levels of net charge-offs during 2015.

For the covered portfolio, the Corporation recorded a reserve release of $2.9 million in the third quarter of 2015, compared to $12.5 million provision expense for the same quarter in 2014, mostly reflecting the reclassification to non-covered loans of non -single family loans that were previously covered by the commercial loss agreement with the FDIC in the second quarter of 2015.

For the nine months ended September 30, 2015, the Corporation’s total provision for loan losses totaled $182.9 million, compared with $222.1 million for the same period in 2014, decreasing by $39.2 million mostly driven by lower provision in the BPPR segment. The provision for the nine months ended September 30, 2015 includes the above mentioned $10.1 million impairment on

Westernbank loans, compared to $12.0 million in the third quarter of 2014 related to BPNA loans sales. In addition, the provision includes a reserve release of $1.9 million as part of the annual recalibration and enhancements of the allowance for loans losses completed during the second quarter of 2015, compared to a reserve release of $17.9 million from the 2014 annual recalibration process.

For the nine months period ended September 30, 2015, the provision for loan losses for the non-covered loan portfolio decreased by $12.6 million when compared to the same period of 2014. The provision for the BPPR segment non-covered loan portfolio decreased by $29.4 million, as the same period in 2014 included the impact of higher reserves to account for the macroeconomic conditions in Puerto Rico. The nine month period ended September 30, 2015, included the impact of the annual recalibration and enhancements to the allowance for loan losses methodology during the second quarter, as mentioned above. The review of the ALLL methodology resulted in a net decrease of $2.6 million for the BPPR segment, compared to a reserve release of $14.9 million in 2014. The BPNA segment reflected a reserve release of $1.5 million, compared to a reserve release of $18.3 million for the same period of 2014. The annual review of the ALLL methodology resulted in a net increase of approximately $0.7 million, compared to a $3.8 million reserve release in the same quarter in 2014. Refer to the Critical Accounting Policies section of this MD&A for further details of these revisions.

The provision for the covered portfolio was $23.2 million for the nine month period ended September 30, 2015, compared to $49.8 million for same period of last year. This decrease was mainly due to lower impairment losses on commercial loan pools accounted for under ASC 310-30 until the second quarter of 2015 and consequently to reclassification of these loans to non-covered loans In the second quarter of 2015, the effect of the aforementioned enhancements to the allowance for loan losses methodology was immaterial for the covered loans portfolio. The 2014 annual recalibration and enhancements of the ALLL models resulted in an increase of $0.8 million to the provision for the covered portfolio.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and nine months ended September 30, 2015 and 2014.

Table 4 - Non-Interest Income

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Service charges on deposit accounts	$40,960	$40,585	$375	$120,115	$119,181	$934

Other service fees:
Debit card fees	11,288	10,673	615	34,408	32,217	2,191
Insurance fees	14,517	12,322	2,195	40,163	36,447	3,716
Credit card fees	16,879	17,078	(199)	50,639	50,146	493
Sale and administration of investment products	5,737	6,605	(868)	18,269	20,518	(2,249)
Trust fees	4,403	4,711	(308)	13,919	13,740	179
Other fees	3,291	3,450	(159)	11,764	11,057	707

Total other service fees	56,115	54,839	1,276	169,162	164,125	5,037

Mortgage banking activities	24,195	14,402	9,793	58,372	21,868	36,504
Net gain (loss) and valuation adjustments of investment securities	136	(1,763)	1,899	141	(1,763)	1,904
Other-than-temporary impairment losses on investment securities	—	—	—	(14,445)	—	(14,445)
Trading account (loss) profit	(398)	740	(1,138)	(3,092)	3,772	(6,864)
Net gain on sale of loans, including valuation adjustment on loans held-for-sale	—	15,593	(15,593)	602	29,645	(29,043)
Adjustment (expense) to indemnity reserves on loans sold	(5,874)	(9,480)	3,606	(9,981)	(27,281)	17,300
FDIC loss share income (expense)	1,207	(4,864)	6,071	24,421	(84,331)	108,752
Other operating income	14,768	14,278	490	41,808	57,935	(16,127)

Total non-interest income	$131,109	$124,330	$6,779	$387,103	$283,151	$103,952

Table 5 - Mortgage Banking Activities

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$17,020	$11,091	$5,929	$43,957	$32,397	$11,560
Mortgage servicing rights fair value adjustments	1,038	(2,588)	3,626	(5,808)	(18,424)	12,616

Total mortgage servicing fees, net of fair value adjustments	18,058	8,503	9,555	38,149	13,973	24,176

Net gain on sale of loans, including valuation on loans held-for-sale	9,698	7,466	2,232	24,999	22,831	2,168

Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	(69)	13	(82)	(10)	(725)	715
Realized (losses) gains on closed derivative positions	(3,492)	(1,580)	(1,912)	(4,766)	(14,211)	9,445

Total trading account (loss) profit	(3,561)	(1,567)	(1,994)	(4,776)	(14,936)	10,160

Total mortgage banking activities	$24,195	$14,402	$9,793	$58,372	$21,868	$36,504

Non-interest income increased by $6.8 million during the quarter ended September 30, 2015, compared with the same quarter of the previous year. Excluding the impact of certain events detailed in Tables 53 to 55 Adjusted Results (Non-GAAP), non-interest income increased $16.6 million. The increase in adjusted non-interest income was principally due to a positive variance in the FDIC loss share income (expense) of $21.1 million, mostly driven by lower amortization of the indemnification asset, partially offset by lower mirror accounting on credit impairment losses and lower mirror accounting on reimbursable expenses. Refer to Table 6 for a breakdown of FDIC loss share income (expenses) by major categories.

For the nine months ended September 30, 2015, non-interest income increased by $104.0 million, compared with the same period of the previous year. Excluding the impact of certain events detailed in Tables 56 to 58 Adjusted Results (Non-GAAP), non-interest income increased $116.9 million. The increase in adjusted non-interest income was principally due to:

•	Favorable variance in the FDIC loss share income (expense) of $114.6 million, mostly driven by lower amortization of the indemnification asset and higher mirror accounting on reimbursable expenses, partially offset by lower mirror accounting on credit impairment losses. Refer to Table 6 for a breakdown of FDIC loss share income (expenses) by major categories.

•	Favorable variance in adjustments (expense) to indemnity reserves by $17.3 million due to lower provision for loans previously sold with credit recourse by $13.0 million and the reversal during 2015 of $5.0 million related to certain specific representation and warranties reserve established in connection with BPPR’s bulk sale of commercial and construction loans, and commercial single and single family real estate owned, and

•	Higher mortgage banking activities by $31.3 million, mostly due to higher servicing fees by $11.6 million driven in part by the mortgage servicing rights purchased from Doral, a favorable variance of $7.4 million in the valuation adjustment on mortgage servicing rights, and lower realized losses of $9.4 million on closed derivatives positions; partially offset by,

•	Lower net gain on sale of loans, including valuation adjustments on loans held-for-sale, by $29.0 million due to last year BPNA segment gains from individual commercial NPL’s sales, and

•	Lower other operating income by $18.2 million principally due to lower aggregated net earnings from investments under the equity method by $14.8 million.

The results for the nine months ended September 30, 2015 include an other-than-temporary impairment charge on the portfolio of Puerto Rico government investment securities available-for-sale of $14.4 million. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s announcements regarding its ability to pay its debt and its intention to pursue a comprehensive debt restructuring, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other-than-temporary.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters and nine months period ended September 30, 2015 and 2014.

Table 6 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Interest income on WB loans	$47,982	$68,251	$(20,269)	$160,910	$232,324	$(71,414)

FDIC loss-share income (expense) :
Amortization of loss-share indemnification asset	(3,931)	(42,524)	38,593	(62,312)	(163,565)	101,253
Reversal of accelerated amortization in prior periods	—	15,046	(15,046)	—	15,046	(15,046)
80% mirror accounting on credit impairment losses (reversal)[1]	(183)	9,863	(10,046)	15,710	35,325	(19,615)
80% mirror accounting on reimbursable expenses	6,276	15,545	(9,269)	70,551	39,375	31,176
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	—	(2,633)	2,633	(7,822)	(10,582)	2,760
80% mirror accounting on amortization of contingent liability on Change in true-up payment obligation	(1,058)	1,078	(2,136)	6,778	1,040	5,738
Other	103	(1,239)	1,342	1,516	(970)	2,486

Total FDIC loss-share income (expense)	1,207	(4,864)	6,071	24,421	(84,331)	108,752

Total revenues	49,189	63,387	(14,198)	185,331	147,993	37,338

Provision for loan losses[2]	20,206	12,463	7,743	46,296	49,781	(3,485)

Total revenues less provision for loan losses	$28,983	$50,924	$(21,941)	$139,035	$98,212	$40,823

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.
[2]	For the quarter ended September 30, 2015, the Corporation recorded a reserve release of $2.9 million for the covered loans portfolio.

Average balances

	Quarters ended September 30,			Nine months ended September 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
WB Loans	$2,221	$2,727	$(506)	$2,392	$2,823	$(431)
FDIC loss-share asset	330	687	(357)	382	792	(410)

Operating Expenses

Operating expenses decreased by $3.7 million for the quarter ended September 30, 2015, compared with the same quarter of the previous year. Refer to Table 7 for a breakdown of operating expenses by major categories. Excluding the impact of certain transactions, as detailed in Tables 53 through 55, operating expenses decreased by $1.6 million due mainly to the following factors:

•	Lower OREO expenses by $12.1 million mainly as a result of lower write-downs on commercial, construction and mortgage properties and higher gain on sales;

•	Lower other taxes by $5.4 million due to elimination of the Puerto Rico gross revenue tax and lower municipal license tax; and

•	Lower other operating expenses by $4.9 million mainly due to lower provision for unused commitments by $8.1 million, partially offset by an increase in the reserve for mortgage servicing claims.

These decreases were partially offset by:

•	Higher personnel cost by $15.5 million mainly as result of higher salaries and incentive compensation;

•	Higher professional fees by $5.9 million due to higher programming, processing and other technology services; and

•	Higher equipment expense by $2.4 million mainly due to higher software maintenance expenses at BPPR.

Operating expenses increased by $118.7 million for the nine months ended September 30, 2015, when compared to the same period in 2014. Excluding the impact of certain transactions, as detailed in Tables 56 through 58; operating expenses increased by $63.7 million due mainly to the following factors:

•	Higher personnel cost by $43.3 million mostly related to higher salaries and incentive compensation, higher share based compensation and higher pension expense at BPPR related to adjustments to the mortality table and discount rate used for actuarial assumptions;

•	Higher OREO expense by $24.0 million due to higher write-down of properties by $13.6 million and higher loss on sales; and

•	Higher professional fees by $14.0 million mainly due to higher programming, processing and other technology services and higher legal expenses related to the FDIC arbitration proceedings.

These increases were partially offset by:

•	Lower other taxes by $12.9 million due to elimination of the Puerto Rico gross revenue tax and lower municipal license tax.

Table 7 - Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2015	2014	Variance	2015	2014	Variance
Personnel costs:
Salaries	$78,193	$71,166	$7,027	$227,040	$209,353	$17,687
Commissions, incentives and other bonuses	18,618	14,738	3,880	61,290	40,699	20,591
Pension, postretirement and medical insurance	12,579	9,282	3,297	33,667	25,515	8,152
Other personnel costs, including payroll taxes	11,473	9,356	2,117	36,301	32,376	3,925

Total personnel costs	120,863	104,542	16,321	358,298	307,943	50,355

Net occupancy expenses	21,277	21,203	74	66,272	62,830	3,442
Equipment expenses	14,739	12,370	2,369	44,075	35,826	8,249
Other taxes	9,951	15,369	(5,418)	29,638	42,575	(12,937)
Professional fees:
Collections, appraisals and other credit related fees	5,049	6,089	(1,040)	18,660	19,060	(400)
Programming, processing and other technology services	49,134	41,857	7,277	143,700	128,076	15,624
Other professional fees	22,971	19,703	3,268	68,771	54,536	14,235

Total professional fees	77,154	67,649	9,505	231,131	201,672	29,459

Communications	6,058	6,455	(397)	18,387	19,565	(1,178)
Business promotion	12,325	13,062	(737)	36,914	40,486	(3,572)
FDIC deposit insurance	7,300	9,511	(2,211)	22,240	30,969	(8,729)
Other real estate owned (OREO) expenses	7,686	19,745	(12,059)	75,571	29,595	45,976
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	6,450	5,659	791	17,032	16,495	537
Transportation and travel	1,933	1,573	360	5,558	4,750	808
Printing and supplies	888	911	(23)	2,766	2,556	210
Operational losses	9,648	5,293	4,355	15,572	12,772	2,800
All other	6,632	16,982	(10,350)	33,053	36,703	(3,650)

Total other operating expenses	25,551	30,418	(4,867)	73,981	73,276	705

Amortization of intangibles	3,512	2,026	1,486	8,497	6,077	2,420
Restructuring costs	481	8,290	(7,809)	17,408	12,864	4,544

Total operating expenses	$306,897	$310,640	$(3,743)	$982,412	$863,678	$118,734

INCOME TAXES

Income tax expense amounted to $22.6 million for the quarter ended September 30, 2015, compared to $26.7 million for the same quarter of 2014. Income tax expense for the quarter ended September 30, 2014 was impacted by the recognition of an income tax expense of $20.0 million, related to the deferred tax liability associated with the portfolio acquired from Westernbank as a result of the increase in the income tax for capital gains from 15% to 20%, net of the reversal of $3.6 million of reserves for uncertain tax positions due to the expiration of the statute of limitation. The income tax expense for the third quarter of 2015, reflected the impact of higher taxable income, compared to the same quarter of the previous year.

The components of income tax expense for the quarters ended September 30, 2015 and 2014 are included in the following table:

Table 8 – Components of Income Tax (Benefit) Expense

	Quarters ended
	September 30, 2015		September 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$42,225	39%	$23,198	39%
Net benefit of tax exempt interest income	(12,221)	(11)	(12,663)	(21)
Deferred tax asset valuation allowance	(670)	(1)	(3,120)	(5)
Non-deductible expenses	—	—	90	—
Difference in tax rates due to multiple jurisdictions	(3,523)	(3)	(2,240)	(4)
Initial adjustment in deferred tax due to change in tax rate	—	—	20,048	34
Effect of income subject to preferential tax rate	(3,610)	(3)	(3,385)	(6)
Unrecognized tax benefits	—	—	(3,601)	(6)
Others	419	—	8,340	14

Income tax (benefit) expense	$22,620	21%	$26,667	45%

Income tax benefit amounted to $478.3 million for the nine months ended September 30, 2015, compared with an income tax expense of $45.8 million for the same period of 2014. The increase in income tax benefit was primarily due to a tax benefit of $544.9 million recorded during the second quarter of 2015 as a result of the partial reversal of the valuation allowance on the Corporation’s deferred tax asset from the U.S. operations.

During the quarter ended June 30, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, amounting to $1.2 billion and comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The recent historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of September 30,2015 the U.S. operations are not in a three year loss cumulative position, taking into account taxable income exclusive of reversing temporary differences. All of these factor led management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as deemed necessary.

Table 9 – Components of Income Tax (Benefit) Expense – Year-to-Date

	Nine months ended
	September 30, 2015		September 30, 2014
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax (benefit) expense at statutory rates	$108,508	39%	$(71,939)	39%
Net benefit of tax exempt interest income	(39,504)	(14)	(37,607)	21
Deferred tax asset valuation allowance	(537,737)	(193)	(17,303)	9
Non-deductible expenses	—	—	178,219	(97)
Difference in tax rates due to multiple jurisdictions	(8,226)	(3)	(12,728)	7
Initial adjustment in deferred tax due to change in tax rate	—	—	20,048	(11)
Effect of income subject to preferential tax rate[1]	(5,488)	(2)	(21,940)	12
Unrecognized tax benefits	—	—	(3,601)	2
Others	4,103	1	12,658	(7)

Income tax (benefit) expense	$(478,344)	(172)%	$45,807	(25)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Refer to Note 36 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of September 30, 2015.

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

As indicated in Note 5 to the consolidated financial statements, Business Combination, on February 27, 2015, Banco Popular de Puerto Rico, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits of Doral Bank from the FDIC as receiver. The financial results for the quarter and nine months period ended on September 30, 2015 of both reportable segments include the results from the operations acquired as part of the Doral Bank Transaction.

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

The Corporate group reported a net loss of $17.6 million for the quarter and $57.8 million for the nine months ended September 30, 2015, compared with a net loss of $18.4 million for the quarter and $489.8 million for the nine months ended September 30, 2014. The favorable variance for the nine months periods was mostly due to the accelerated amortization recorded in the second quarter of 2014 of $414.1 million of the discount and deferred costs associated with the TARP funds, which were repaid in July 2, 2014.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $81.4 million for the quarter ended September 30, 2015, compared with a net income of $62.2 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	lower net interest income by $11.9 million mostly due to:

•	a decrease $20.3 million in income from the WB loans portfolio due to lower yields by 136 basis points and lower average balances by $506 million as part of the normal portfolio run-off and loan resolutions;

•	an increase of $0.8 million in interest expense from borrowings due mostly to higher cost of funds by 37 basis points;

•	partially offset by an increase of $7.1 million in income from mortgage loans mostly due to higher average balances by $620 million, which benefited from the portfolio acquired as part of the Doral Bank Transaction; and

•	an increase of $1.7 million in income from investment securities mostly due to higher average balances by $266 million.

The net interest margin was 4.75% for the quarter ended September 30, 2015, compared to 5.25% for the same period in 2014.

•	provision for loan losses of $66.0 million, mainly driven by a decrease of $15.4 million from the covered loans portfolio, which is largely due to the decrease in the carrying amount of covered loans from $2.7 billion as of September 30, 2014 to $665 million as of September 30, 2015, partially offset by an increase of $7.0 million from the non-covered loans portfolio due mostly to a $10.1 million impairment on Westernbank loans that the Corporation has the intent to sell and are subject to the dispute with the FDIC. Excluding the impact of the $10.1 million impairment, the provision for the third quarter decreased by $3.1 million;

•	higher non-interest income by $19.2 million mainly due to:

•	higher mortgage banking activities revenues by $9.6 million, due mainly to the $4.4 million positive impact of MSRs acquired as a backup servicer for a portfolio previously serviced by Doral, higher mortgage servicing fees by $5.9 million and higher gains on sales of MBS by $2.0 million, partially offset by negative variances of $2.0 million in realized losses on closed derivative positions and of $0.7 million in the MSR valuation adjustments;

•	positive variance in FDIC loss share income of $6.1 million. Excluding the positive adjustment of $15.0 million recorded in the third quarter of 2014 to reverse the impact of accelerated amortization expense recorded in prior periods, the positive variance in the FDIC loss-share income was of $21.1 million, mostly driven by lower amortization of the indemnification asset, partially offset by lower mirror accounting on credit impairment losses and lower mirror accounting on reimbursable expenses; and

•	positive variance in the adjustments to indemnity reserves on loans sold by $3.7 million due to lower provision for loans sold with credit recourse by $4.8 million, partially offset by higher provision for loans sold with representations and warranties by $1.2 million.

partially offset by:

•	an unfavorable variance on gains on sale of loans of $3.2 million as the BPPR segment did not execute any sale of loans during the third quarter of 2015.

•	operating expenses were flat at $245.4 million, but had the following variances by line item:

•	higher personnel costs by $15.0 million mostly due to an increase in salaries of $9.4 million, of which $3.0 million are related to both retained and temporary employees from the Doral Bank Transaction, and an increase in pension and other benefits of $5.6 million;

•	higher professional fees by $7.8 million, due in part to $3.9 million in fees related to the Doral Bank Transaction, as well as ongoing support for the operations acquired as part of the transaction, and higher programming, processing and other technology services;

partially offset by:

•	lower OREO expenses by $12.6 million, mainly as a result of lower write-downs on commercial, construction and mortgage properties and higher gain on sales;

•	lower other operating expenses by $6.5 million largely due to lower provision for unused commitments by $8.8 million, partially offset by an increase in the reserve for mortgage servicing claims; and

•	lower other operating taxes by $4.4 million mainly due to the elimination of the Puerto Rico gross revenue tax and lower municipal license tax.

•	lower income tax expense by $3.6 million. Excluding $23.1 million in adjustments recorded in the third quarter of 2014 detailed in table 54 and the $2.9 million tax expense related to the transactions detailed in Table 53, income tax expense increased by $22.3 million due mainly to higher taxable income.

Net income for the nine months ended September 30, 2015 amounted to $228.1 million, compared to $198.5 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	lower net interest income by $51.2 million, or 53 basis points, mostly due to:

•	a decrease of $71.4 million on income from the WB loans portfolio due to lower yields by 201 basis points as a result of the quarterly recast process and lower average balances by $431 million as part of the normal portfolio run-off and loan resolutions;

•	a decrease of $6.2 million in income from trading account securities due mainly to lower average balances by $164 million; and

•	an increase in interest expense on long term debt of $1.8 million due to higher average balances by $187 million; partially offset by

•	an increase of $19.6 million in income from mortgage loans mostly due to higher average balances by $525 million, which benefited from the portfolio acquired as part of the Doral Transaction;

•	an increase of $3.3 million from commercial loans due to higher yields;

•	higher interest income from investment securities by $2.3 million due to higher average balances by $333 million;

•	an increase of $2.0 million in interest income from money markets due to higher average balances by $1.0 billion.

The net interest margin was 4.89% for the nine months ended September 30, 2015, compared to 5.42% for the same period in 2014;

•	lower provision for loan losses by $56.3 million due to decreases in the provision for loan losses on the non-covered and covered loan portfolios of $29.7 million and $26.6 million, respectively, since the 2014 results include the impact of environmental factors to account for the macroeconomic conditions in Puerto Rico and the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships, partially offset by $10.1 million provision recorded in the third quarter of 2015 based on the estimated fair value of WB loans for which the Corporation has the intent to sell;

•	higher non-interest income by $141.8 million mainly due to:

•	favorable variance in FDIC loss share income (expense) by $108.7 million. Excluding the impact of the adjustments detailed in Tables 56 and 57 the favorable variance in the FDIC loss-share income was of $114.6 million mainly driven by lower amortization of the indemnification asset and higher mirror accounting on reimbursable expenses;

•	higher income from mortgage banking activities by $36.4 million, mainly due to the $4.4 million positive impact of MSRs acquired as a backup servicer for a portfolio previously serviced by Doral, higher mortgage servicing fees of $11.5 million, and a positive variance of $9.4 million in realized gains/(losses) on closed derivative positions; and

•	positive variance in adjustments to indemnity reserves by $19.1 million mainly due to lower provision for loans previously sold due to decreased representations and warrants repurchase activity, and the reversal during 2015 of $5.0 million of a reserve established in connection with a bulk sale.

The positive variances in non-interest income detailed above were partially offset by:

•	unfavorable variance in trading losses of $6.7 million due to negative market change on lower volume of MBS outstanding.

•	Higher operating expenses by $88.2 million mainly due to:

•	higher OREO expenses by $37.3 million, due mostly to higher write-downs of commercial properties by $10.2 million driven by a $22.0 million write-down related to the bulk sale of covered OREOs in the second quarter of 2015, and higher losses on sales by $25.1 million due higher volume of sales during 2015;

•	higher personnel costs by $39.6 million due to higher salaries and incentive compensation, which include $9.0 million related to both retained and temporary employees from the Doral Bank Transaction for 2015, higher share based compensation and higher pension costs related to adjustments recorded during the first quarter of 2015 to the mortality table and discount rate used for actuarial assumptions;

•	higher professional fees by $24.8 million due to higher programming, processing and other technology services and higher legal expenses related to the FDIC arbitration proceedings, which include $16.5 million in fees related to the Doral Bank Transaction, mainly technology related, as well as ongoing support for the operations acquired as part of the transaction; and

Partially offset by:

•	lower FDIC deposit insurance by $9.3 million resulting from improvements in assets quality and earnings trends; and

•	lower other operating taxes by $10.8 million due to elimination of the Puerto Rico gross revenue tax and lower municipal license tax.

•	Higher adjusted income tax expense by $29.2 million due mostly to higher taxable income by $58.8 million.

Banco Popular North America

For the quarter ended September 30, 2015, the reportable segment of Banco Popular North America reported net income from continuing operations of $21.5 million, compared to a net loss of $11.4 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Net interest income was $62.4 million, an increase of $36.0 compared to the same quarter of the previous year. Excluding $20.7 million of interest expense related to the repos refinanced during the third quarter of 2014, the net interest income improved by $15.4 million, mainly due to higher interest income from loans by $14.2 million and lower interest expense from repos by $6.5 million due to lower yields, partially offset by lower interest income from investment securities by $3.2 million due to portfolio sales in 2014 following the sale of the regions classified as discontinued operations in 2014, and higher interest expense from deposits by $1.7 million due to higher average balances by $1.0 billion largely due to the deposits acquired in February 2015 as part of the Doral Bank Transaction. Net interest margin was 3.91% compared to 1.82% for the same quarter of the previous year. Excluding the $20.7 million interest expense recorded in 2014 when refinancing the structured repos, the adjusted net interest margin was 3.23% for the quarter ended September 30, 2014;

•	provision for loan losses lower by $5.5 million;

•	lower non-interest income by $12.0 million, mostly due to an unfavorable variance in net gains (losses) on sale of loans of $12.4 million due to lower volume of sales of non-performing commercial loans, partially offset by a positive variance in gains on sale of securities of $1.8 million; and

•	lower operating expenses by $3.8 million. Excluding the positive variance of $7.8 million in restructuring costs, operating expenses increased by $4.0 million largely due to increases in professional fees of $2.5 million and other operating expenses of $1.0 million, both mainly related to the operations acquired as part of the Doral Bank Transaction.

•	unfavorable variance in income tax expense of $0.5 million.

Net income from continuing operations for the nine months ended September 30, 2015 amounted to $585.7 million, compared to a net loss of $60.6 million for the same period of the previous year, largely due to the partial reversal of the valuation allowance of the deferred tax asset of $544.9 million. Other factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $49.9 million, mainly impacted by:

•	lower interest expense from short-term borrowings by $41.1 million. Excluding the impact of the $20.7 million of interest expense related to the repos refinanced during the third quarter of 2014, the interest expense from short-term borrowings improved by $20.4 million due to lower yields by 353 basis points and lower average balances by $554 million;

•	higher interest income from loans by $21.4 million due mostly to higher average balances by $521 million mainly from the loans acquired during 2015 as part of the Doral Bank Transaction; partially offset by

•	lower income from investment securities by $11.3 million due to lower average balances and lower yields.

The BPNA reportable segment net interest margin was 3.93% for the nine months ended September 30, 2015, compared with 2.83% for the same period in 2014. Excluding the $20.7 million interest expense recorded in 2014 when refinancing the structured repos, the adjusted net interest margin was 3.29% for the nine months ended September 30, 2014.

•	a reserve release of $1.5 million, compared to a reserve release of $18.3 million for the same period of 2014;

•	lower non-interest income by $28.9 million, mostly due to an unfavorable variance of $26.7 million from gains on sale of loans due to lower volume of sales of non-performing commercial loans;

•	higher operating expenses by $23.1 million largely due to the Doral Bank Transaction, which added $18.6 million in transaction related, as well as ongoing support expenses, for 2015. Also contributing to the variance is a $4.5 million increase in restructuring costs, most of which was incurred during the first and second quarters of 2015; and

•	income tax expense higher by $0.9 million, excluding the impact of the reversal of the valuation allowance on the deferred tax asset of $544.9 million.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $35.5 billion at September 30, 2015 compared to $33.1 billion at December 31, 2014. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $2.4 billion at September 30, 2015, compared to $1.8 billion at December 31, 2014. The increase was mainly at BPPR by $356 million and at BPNA by $249 million.

Trading account securities amounted to $138 million at September 30, 2015, compared to $139 million at December 31, 2014. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.6 billion at September 30, 2015, compared with $5.4 billion at December 31, 2014. Excluding the balance as of September 30, 2015 of $132 million in mortgage backed securities acquired as part of the Doral Bank Transaction, investment securities available-for-sale and held-to-maturity increased by $51 million.

Table 10 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 9 and 10 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM. The portfolio of obligations of the Puerto Rico Government is mainly comprised of securities with specific sources of income or revenues identified for repayments. Based on the fiscal and economic situation in Puerto Rico, together with the government’s announcements regarding its ability to pay its debt, the Corporation determined during the second quarter of 2015 that certain PR Government securities with an amortized cost of approximately $41 million and a market value of $27 million have unrealized losses that are other than temporary, and accordingly recorded in earnings OTTI of $14.4 million for the estimated credit loss. These securities, for which an other-than-temporary impairment was recorded, were sold during the third quarter of 2015, resulting in a realized gain of $0.1 million. The proceeds from this sale were $26.8 million.

Table 10 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	September 30, 2015	December 31, 2014	Variance
U.S. Treasury securities	$1,046,173	$700,154	$346,019
Obligations of U.S. Government sponsored entities	1,001,495	1,724,973	(723,478)
Obligations of Puerto Rico, States and political subdivisions	125,142	163,285	(38,143)
Collateralized mortgage obligations	1,656,856	1,910,127	(253,271)
Mortgage-backed securities	1,757,193	904,362	852,831
Equity securities	2,389	2,622	(233)
Others	11,978	12,806	(828)

Total investment securities AFS and HTM	$5,601,226	$5,418,329	$182,897

Loans

Refer to Table 11 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 11. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. The loss share portion of the loss share agreement applicable to commercial (including construction) and consumer loans expired on June 30, 2015. Accordingly, loans with a carrying amount of $1.5 billion as of June 30, 2015 were reclassified from “covered” to “non-covered” because they are no longer subject to the shared-loss arrangements with the FDIC. As of September 30, 2015, the Corporation’s covered loans portfolio amounted to $665 million, comprised mainly of residential mortgage loans. Refer to Note 11 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $23.3 billion at September 30, 2015, compared to $22.1 billion at December 31, 2014. Excluding the balance at September 30, 2015 of $1.5 billion in loans acquired as part of the Doral Bank Transaction, the total loan portfolio decreased by $282 million mainly in the covered loans portfolio. Excluding the reclassification of $1.5 billion to the non-covered category, the covered loans portfolio decreased by $362 million mostly due to the continuation of loan resolutions and the normal portfolio run-off. This decrease was partially offset by an increase in the non-covered loans portfolio of $80 million, excluding the impact of the Doral Bank Transaction, mainly from the commercial loans portfolio at BPNA.

Table 11 - Loans Ending Balances

(In thousands)	September 30, 2015	December 31, 2014	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,130,424	$8,134,267	$1,996,157
Construction	692,492	251,820	440,672
Legacy[1]	67,974	80,818	(12,844)
Lease financing	606,927	564,389	42,538
Mortgage	7,165,479	6,502,886	662,593
Consumer	3,834,770	3,870,271	(35,501)

Total non-covered loans held-in-portfolio	22,498,066	19,404,451	3,093,615

Loans covered under FDIC loss sharing agreements:
Commercial	—	1,614,781	(1,614,781)
Construction	—	70,336	(70,336)
Mortgage	645,663	822,986	(177,323)
Consumer	19,765	34,559	(14,794)

Total covered loans held-in-portfolio	665,428	2,542,662	(1,877,234)

Total loans held-in-portfolio	23,163,494	21,947,113	1,216,381

Loans held-for-sale:
Commercial	47,447	309	47,138
Construction	10	—	10
Legacy[1]	—	319	(319)
Mortgage	123,562	100,166	23,396
Consumer	—	5,310	(5,310)

Total loans held-for-sale	171,019	106,104	64,915

Total loans	$23,334,513	$22,053,217	$1,281,296

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $3.1 billion to $22.5 billion at September 30, 2015. Excluding the balance at September 30, 2015 of $1.5 billion loans acquired as part of the Doral Bank Transaction and the previously mentioned reclassification to non-covered loans of $1.5 billion, non-covered loans held-in-portfolio increased by $80 million, mainly due to commercial loans at BPNA.

The loans held-for-sale portfolio reflected an increase of $65 million from December 31, 2014 to September 30, 2015, mostly due to the reclassification during the second quarter of a $45 million public sector credit of BPPR public sector net of the related write-down of $30 million, for which the sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee. However, at September 30, 2015, the loan remains classified as held-for-sale as the Corporation maintains its ability and its intent to sell the loan. Also contributing to the increase were originations of mortgage loans held-for-sale by branches acquired as part of the Doral Bank Transaction.

Covered loans

The covered loans portfolio amounted to $665 million at September 30, 2015, compared to $2.5 billion at December 31, 2014. Excluding the previously mentioned reclassification of $1.5 billion loans from covered to non-covered, covered loans decreased by $362 million due to loan resolutions and the normal portfolio run-off. Refer to Table 11 for a breakdown of the covered loans by major loan type categories.

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

Table 12 - Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$2,137,078	$2,610,664	$2,444,172	$2,827,947
Accretion	46,693	66,017	156,384	224,998
Collections / charge-offs	(107,759)	(148,248)	(524,544)	(524,512)

Ending balance	$2,076,012	$2,528,433	$2,076,012	$2,528,433
Allowance for loan losses (ALLL)	(64,583)	(85,640)	(64,583)	(85,640)

Ending balance, net of ALLL	$2,011,429	$2,442,793	$2,011,429	$2,442,793

Table 13 - Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$1,245,924	$1,280,758	$1,271,337	$1,309,205
Accretion [1]	(46,693)	(66,017)	(156,384)	(224,998)
Change in expected cash flows	(53,782)	97,780	30,496	228,314

Ending balance	$1,145,449	$1,312,521	$1,145,449	$1,312,521

[1] Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 14 sets forth the activity in the FDIC loss share asset for the quarters and nine months ended September 30, 2015 and 2014.

Table 14 – Activity of Loss Share Asset

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$392,947	$712,869	$542,454	$909,414
Amortization	(3,931)	(42,524)	(62,312)	(163,565)
Reversal of accelerated amortization in prior periods	—	15,046	—	15,046
Credit impairment losses (reversal) to be covered under loss-sharing agreements	(183)	9,863	15,710	35,325
Reimbursable expenses	6,276	15,545	70,551	39,375
Net payments from FDIC under loss-sharing agreements	(80,993)	(68,183)	(245,416)	(178,801)
Other adjustments attributable to FDIC loss-sharing agreements	(2,170)	(6,285)	(9,041)	(20,463)

Balance at end of period	$311,946	$636,331	$311,946	$636,331

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

Table 15 - Activity in the Remaining FDIC Loss-Share Asset Discount

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period[1]	$28,493	$105,939	$53,095	$103,691
Amortization of negative discount[2]	(3,931)	(42,524)	(62,312)	(163,565)
Impact of lower projected losses	2,805	3,147	36,584	126,436

Balance at end of period	$27,367	$66,562	$27,367	$66,562

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss-share (expense) income.

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

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At September 30, 2015, OREO decreased to $192 million from $266 million at December 31, 2014 mainly driven by higher sales, which include a bulk sale of covered commercial properties during the second quarter of 2015 of $37 million. Refer to Table 16 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 16 - Other Real Estate Owned Activity

	For the quarter ended September 30, 2015
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$34,725	$107,530	$—	$33,504	$175,759
Write-downs in value	(668)	(1,843)	—	(640)	(3,151)
Additions	7,959	24,318	—	5,759	38,036
Sales	(3,190)	(12,402)	—	(2,922)	(18,514)
Other adjustments	(510)	(93)	—	—	(603)

Ending balance	$38,316	$117,510	$—	$35,701	$191,527

	For the nine months ended September 30, 2015
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(10,717)	(5,678)	(20,350)	(3,315)	(40,060)
Additions	12,787	63,925	9,661	20,019	106,392
Sales	(17,485)	(39,731)	(59,749)	(22,550)	(139,515)
Other adjustments	244	(615)	(452)	(233)	(1,056)
Transfer to non-covered status	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$38,316	$117,510	$—	$35,701	$191,527

	For the quarter ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$49,787	$89,633	$107,905	$47,900	$295,225
Write-downs in value	(2,714)	(1,844)	(5,839)	(2,222)	(12,619)
Additions	2,853	15,787	10,693	7,276	36,609
Sales	(5,148)	(13,008)	(7,077)	(7,057)	(32,290)
Other adjustments	(1)	(89)	(812)	615	(287)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

	For the nine months ended September 30, 2014
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(3,499)	(2,952)	(17,037)	(3,369)	(26,857)
Additions	13,824	46,070	46,147	15,870	121,911
Sales	(15,482)	(37,274)	(40,290)	(13,211)	(106,257)
Other adjustments	1,285	(2,217)	(4,165)	(570)	(5,667)

Ending balance	$44,777	$90,479	$104,870	$46,512	$286,638

Other assets

Table 17 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at September 30, 2015 and December 31, 2014.

Table 17 - Breakdown of Other Assets

(In thousands)	September 30, 2015	December 31, 2014	Variance
Net deferred tax assets (net of valuation allowance)	$1,271,410	$812,819	$458,591
Investments under the equity method	228,214	225,625	2,589
Prepaid taxes	191,913	198,120	(6,207)
Other prepaid expenses	83,873	84,079	(206)
Derivative assets	16,750	25,362	(8,612)
Trades receivable from brokers and counterparties	125,625	66,949	58,676
Others	303,269	233,489	69,780

Total other assets	$2,221,054	$1,646,443	$574,611

Other assets increased by $575 million from December 31, 2014 to September 30, 2015, due largely to the partial reversal during the second quarter of 2015 of the valuation allowance on its deferred tax assets from its U.S. operations for approximately $545 million. Refer to Note 36 to the consolidated financial statements for detailed information on the Corporation’s income taxes.

Goodwill

Goodwill increased by $39 million from December 31, 2014 to September 30, 2015, due to $42 million of goodwill recorded as part of the Doral Bank Transaction, partially offset by a $2 million purchase accounting adjustment recorded at the Corporation’s insurance subsidiary related to the acquisition of an insurance benefits business during the year ended December 31, 2014.

Liabilities

The Corporation’s total liabilities were $30.5 billion at September 30, 2015 compared to $28.8 billion at December 31, 2014. Refer to the consolidated financial statements included in this Form 10-Q for the Corporation’s consolidated statements of financial condition as of such dates.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2015 and December 31, 2014 is included in Table 18.

Table 18 - Financing to Total Assets

(In millions)	September 30, 2015	December 31, 2014	% increase (decrease) from 2014 to 2015	% of total assets
				2015	2014
Non-interest bearing deposits	$6,071	$5,784	5.0%	17.1%	17.5%
Interest-bearing core deposits	15,536	14,775	5.2	43.7	44.6
Other interest-bearing deposits	5,106	4,249	20.2	14.4	12.8
Fed funds purchased and repurchase agreements	1,086	1,272	(14.6)	3.1	3.8
Other short-term borrowings	1	21	(95.2)	—	0.1
Notes payable	1,674	1,712	(2.2)	4.7	5.2
Other liabilities	1,005	1,012	(0.7)	2.8	3.1
Liabilities from discontinued operations	2	5	(60.0)	—	—
Stockholders’ equity	5,050	4,267	18.4	14.2	12.9

Deposits

The Corporation’s deposits totaled $26.7 billion at September 30, 2015 compared to $24.8 billion at December 31, 2014. Excluding the balance at September 30, 2015 of $1.5 billion in deposits acquired as part of the Doral Bank Transaction, deposits increased by $395 million due to an increase at BPNA of $450 million, partially offset by a decrease at BPPR of $56 million driven by decreases of $508 million in brokered deposits and $359 million in time deposits, partially offset by an increase in demand and savings deposits of $811 million. Refer to Table 19 for a breakdown of the Corporation’s deposits at September 30, 2015 and December 31, 2014.

Table 19 - Deposits Ending Balances

(In thousands)	September 30, 2015	December 31, 2014	Variance
Demand deposits [1]	$7,027,672	$6,606,060	$421,612
Savings, NOW and money market deposits (non-brokered)	11,178,357	10,320,782	857,575
Savings, NOW and money market deposits (brokered)	405,903	406,248	(345)
Time deposits (non-brokered)	6,870,816	5,960,401	910,415
Time deposits (brokered CDs)	1,230,458	1,514,044	(283,586)

Total deposits	$26,713,206	$24,807,535	$1,905,671

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $2.8 billion at September 30, 2015, compared to $3.0 billion at December 31, 2014. Refer to Note 20 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities remained relatively flat at $1.0 billion as of September 30, 2015, decreasing by $7 million from December 31, 2014. The decrease is mainly related to decreases of $31 million in deferred tax liabilities and $48 million in accrued expenses, including taxes and interests payable, partially offset by increases of $34 million in the GNMA repurchase option payable, $23 million in securities trades payable, and $16 million in dividends payable related to the common dividends declared in September that were paid on October 7, 2015.

Stockholders’ Equity

Stockholders’ equity totaled $5.0 billion at September 30, 2015, compared with $4.3 billion at December 31, 2014. The increase resulted from the Corporation’s net income of $757.9 million for the nine months ended September 30, 2015 and a decrease in accumulated other comprehensive loss of $40 million, principally due to higher unrealized gains on securities available-for-sale partially offset by common and preferred dividends declared during the quarter of $15.5 million and $2.8 million. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

On January 1, 2015, the Corporation, BPPR and BPNA became subject to Basel III capital requirements, including also revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets. As of September 30, 2015, the Corporation continues to exceed the well-capitalized adequacy requirements promulgated by the U.S. federal bank regulatory agencies.

Basel III capital rules require the phase out of non-qualifying Tier 1 capital instruments such as trust preferred securities. At September 30, 2015, the Corporation had $427 million in trust preferred securities outstanding, of which $320 million no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment. By January 1, 2016, all $427 million of its outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified to Tier 2 capital.

On January 1, 2015, the Corporation, as well as its banking subsidiaries, made the one-time permanent election to exclude the effects on regulatory capital computations of certain accumulated other comprehensive income (loss) (“AOCI”) items as permitted under the Basel III capital rules.

Risk-based capital ratios presented in Table 20, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2015, are calculated based on the Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets. Capital ratios for December 31, 2014 were calculated based on the then applicable Basel I rules. Common equity tier 1 capital was not formally codified in the federal banking regulations in effect as of December 31, 2014; thus, common equity tier 1 capital presented in the table below as of year-end 2014 is considered a management internally-defined measurement. Since common equity tier 1 capital was not defined by GAAP or, unlike Tier 1 capital, codified in the Basel I federal banking regulations, it was considered a non-GAAP financial measure as of December 31, 2014.

Table 20 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2015	December 31, 2014
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$4,999,476	$4,217,222
AOCI related adjustments due to opt-out election	155,270	197,040
Goodwill, net of associated deferred tax liability (DTL)	(447,357)	(412,455)
Intangible assets, net of associated DTLs	(27,645)	(35,315)
Deferred tax assets and other deductions	(606,157)	(593,363)

Common equity tier 1 capital	$4,073,587	$3,373,129

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	106,650	426,602
Other additional tier 1 capital deductions	(156,810)	—

Additional tier 1 capital	$—	$476,762

Tier 1 capital	$4,073,587	$3,849,891

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	319,952	—
Other inclusions (deductions), net	324,872	272,347

Tier 2 capital	$644,824	$272,347

Total risk-based capital	$4,718,411	$4,122,238

Minimum total capital requirement to be well capitalized	$2,513,027	$2,123,390

Excess total capital over minimum well capitalized	$2,205,384	$1,998,848

Total risk-weighted assets	$25,130,272	$21,233,902

Total assets for leverage ratio	$34,671,984	$32,250,173

Risk-based capital ratios:
Common equity tier 1 capital	16.21%	15.89%
Tier 1 capital	16.21	18.13
Total capital	18.78	19.41
Tier 1 leverage	11.75	11.94

Rules adopted by the federal banking agencies, as applicable to the Corporation’s banking subsidiaries as of of September 30, 2015, provide that a depository institution will be deemed to be well capitalized under prompt corrective action if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2015, BPPR and BPNA were well-capitalized under the regulatory framework for prompt corrective action.

The regulatory capital ratios except for the common equity tier 1 capital ratio declined despite the increase in regulatory capital mostly because of the increase in risk-weighted assets driven by the Doral Bank acquired assets, the expiration of the commercial loans loss sharing agreement which required a higher risk-weight percentage and to particular assets and off-balance sheet items which are assigned a higher-risk-weight percentage under the Basel III rules, including, for example, certain exposures past due 90 days or more, high volatility commercial real estate loans and unused commitments with an original maturity of one year or less. The increase in the common equity tier 1 capital ratio is mainly due to higher common equity tier I capital driven by the nine months period earnings and to a favorable impact related to the transitional Basel III capital rules applicable to the deferred tax asset capital deduction as compared to the previous Basel I rules, which generally limited the amount allowed as capital for deferred tax assets that were dependable upon future taxable income.

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

Table 21 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2015, and December 31, 2014.

Table 21 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2015	December 31, 2014
Total stockholders’ equity	$5,049,636	$4,267,382
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(504,925)	(465,676)
Less: Other intangibles	(71,393)	(37,595)

Total tangible common equity	$4,423,158	$3,713,951

Total assets	$35,530,794	$33,096,695
Less: Goodwill	(504,925)	(465,676)
Less: Other intangibles	(71,393)	(37,595)

Total tangible assets	$34,954,476	$32,593,424

Tangible common equity to tangible assets	12.65%	11.39%
Common shares outstanding at end of period	103,556,285	103,476,847
Tangible book value per common share	$42.71	$35.89

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2015, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $176 million at September 30, 2015 of which approximately 39% mature in 2015, 33% in 2016, 13% in 2017 and 15% thereafter.

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

Table 22 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2015.

Table 22 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2015	Years 2016 - 2017	Years 2018 - 2019	Years 2020 - thereafter	Total
Commitments to extend credit	$5,158	$1,544	$233	$91	$7,026
Commercial letters of credit	2	—	—	—	2
Standby letters of credit	19	29	—	—	48
Commitments to originate or fund mortgage loans	22	6	—	—	28
Unfunded investment obligations	—	9	—	—	9

Total	$5,201	$1,588	$233	$91	$7,113

At September 30, 2015 and December 31, 2014, the Corporation maintained a reserve of approximately $12 million and $13 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 26 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At September 30, 2015, the Corporation serviced $1.9 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.1 billion at December 31, 2014. The Corporation has not sold any mortgage loan subject to credit recourse since 2010.

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

Table 23 - Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	September 30, 2015	December 31, 2014
Total portfolio	$1,940,018	$2,138,705
Days past due:
30 days and over	$256,690	$302,992
90 days and over	$110,186	$129,590

As a percentage of total portfolio:
30 days past due or more	13.23%	14.17%
90 days past due or more	5.68%	6.06%

During the quarter and nine months period ended September 30, 2015, the Corporation repurchased approximately $14 million and $44 million, respectively, in unpaid principal balance of mortgage loans subject to the credit recourse provisions, compared with $21 million and $69 million, respectively, for the same periods of 2014. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria that denote any specific trend or concentration of repurchases on any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At September 30, 2015, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $57 million, compared with $59 million at December 31, 2014.

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and nine months periods ended September 30, 2015 and 2014.

Table 24 – Changes in Liability of Estimated Losses from Credit Recourse Agreements

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$57,589	$47,892	$59,438	$41,463
Provision for recourse liability	4,394	9,189	15,262	28,215
Net charge-offs	(4,927)	(5,885)	(17,644)	(18,482)

Balance as of end of period	$57,056	$51,196	$57,056	$51,196

The provision for credit recourse liability decreased by $13.0 million during the nine months ended September 30, 2015, when compared with the same period in 2014, due to certain enhancements in the estimated losses for credit recourse methodology at BPPR during 2014.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2015, the Corporation serviced $20.9 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $15.6 billion at December 31, 2014. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2015, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $102 million, which includes the impact of approximately $60 million in advances purchased in connection with servicing portfolios acquired, compared with $33 million at September 30, 2014. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the nine months period ended September 30, 2015, the Corporation repurchased $175 thousand under representation and warranty arrangements. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

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

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except with respect to any claim asserted prior to such termination date. At September 30, 2015, the Corporation has a reserve balance of $3.0 million to cover claims received from the purchaser, which are currently being evaluated.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the quarter ended March 31, 2015, the Corporation released $3.2 million. In addition, during the quarter ended June 30, 2015, the Corporation and the purchaser agreed to amend the Portfolio Purchase Agreement and a settlement amount of $2.3 million was paid, and $1.8 million of the reserve was released. At September 30, 2015, the Corporation has a reserve balance of $0.1 million to cover pending claims received from the purchaser.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR during the quarters and nine month periods ended September 30, 2015 and 2014.

Table 25 – Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance as of beginning of period	$6,062	$15,919	$15,959	$19,277
Additions for new sales	—	—	—	—
Provision (reversal) for representation and warranties	1,409	230	(6,199)	(1,235)
Net charge-offs	(14)	(7)	(53)	(1,900)
Settlements paid	—	—	(2,250)	—

Balance as of end of period	$7,457	$16,142	$7,457	$16,142

In addition, at September 30, 2015, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2015 and December 31, 2014, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $4 million and $5 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

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

Management assesses interest rate risk by comparing various net interest income simulations under different interest rate scenarios that differ in direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, the types of rate scenarios processed during the year included economic most likely scenarios, flat rates, yield curve twists, parallel ramps and parallel shocks. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

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

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline instantaneously by the same amount. The rising rate scenarios considered in these market risk simulations reflect parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2016. Under a 200 basis points rising rate scenario, projected net interest income increases by $95 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $194 million. These scenarios were compared against the Corporation’s flat or unchanged interest rates forecast scenario. Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future.

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

At September 30, 2015, the Corporation held trading securities with a fair value of $138 million, representing approximately 0.4% of the Corporation’s total assets, compared with $139 million and 0.4% at December 31, 2014. As shown in Table 26, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at September 30, 2015 were investment grade securities. As of September 30, 2015, the trading portfolio also included $6.8 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2014 - $9.9 million). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $398 thousand for the quarter ended September 30, 2015 and a trading account gain of $ 740 thousand for the quarter ended September 30, 2014.

Table 26 - Trading Portfolio

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$113,619	5.83%	$110,692	6.19%
Collateralized mortgage obligations	1,673	5.08	1,636	5.01
Puerto Rico government obligations	5,395	5.43	7,954	5.23
Interest-only strips	699	12.18	769	12.11
Other	16,557	2.14	17,476	3.26

Total	$137,943	5.39%	$138,527	5.78%

[1]	Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.4 million for the last week in September 2015. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 29 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At September 30, 2015, approximately $ 5.6 billion, or 96%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At September 30, 2015, the remaining 4% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $162 million of financial assets that were measured at fair value on a nonrecurring basis at September 30, 2015, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $19 million at September 30, 2015, of which $ 7 million were Level 3 assets and $ 12 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and nine months ended September 30, 2015, there were no transfers in and/or out of Level 1, Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. Refer to the Critical Accounting Policies / Estimates in the 2014 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and nine months ended September 30, 2015, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2015, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At September 30, 2015, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.6 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At September 30, 2015, net unrealized gains on the trading portfolios approximated $3 million and net unrealized gains on available-for-sale investments securities approximated $45 million. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 211 million at September 30, 2015, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 15 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended September 30, 2015, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $465.7 thousand recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $215.1 thousand from the assessment of the counterparties’ credit risk and a loss of $680.8 thousand resulting from the Corporation’s own credit standing adjustment. During the nine months ended September 30, 2015, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $614.3 thousand recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $272.4 thousand resulting from assessment of the counterparties credit risk and a loss of $886.7 thousand resulting from the Corporation’s own credit standing adjustment.

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

During the quarter ended September 30, 2015, the Corporation reinstated the quarterly cash dividend on its outstanding common stock. A cash dividend of $0.15 per share was paid on October 7, 2015 to shareholders of record at the close of business on September 29, 2015. This represents a quarterly payout of approximately $15.5 million.

As discussed in Note 5 - Business Combinations, on February 27, 2015 the Corporation acquired certain assets and all deposits (except brokered deposits) from Doral Bank. This included approximately $ 1.7 billion in loans, approximately $ 173 million in securities available for sale and $ 2.2 billion in deposits.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 75% of the Corporation’s total assets at September 30, 2015, and December 31, 2014. The ratio of total ending loans to deposits was 87% at September 30, 2015, compared to 89% at December 31, 2014. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At September 30, 2015, these borrowings consisted primarily of $ 1.1 billion in assets sold under agreement to repurchase, $765 million in advances with the FHLB, $440 million in junior subordinated deferrable interest debentures related to trust preferred securities and $450 million in term notes issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 20 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

During the quarter ended September 30, 2015, BPPR declared a cash dividend of $17.2 million, a portion of which was used by Popular, Inc. for the payment of the cash dividend on its outstanding common stock made on October 7, 2015, as mentioned above.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 19 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 21.6 billion, or 81% of total deposits, at September 30, 2015, compared with $20.6 billion, or 83% of total deposits, at December 31, 2014. Core deposits financed 68 % of the Corporation’s earning assets at September 30, 2015, compared with 69% at December 31, 2014.

Certificates of deposit with denominations of $100,000 and over at September 30, 2015 totaled $3.9 billion, or 15% of total deposits (December 31, 2014 - $3.3 billion, or 13% of total deposits). Their distribution by maturity at September 30, 2015 is presented in the table that follows:

Table 27 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,350,373
3 to 6 months	568,441
6 to 12 months	742,778
Over 12 months	1,218,233

Total	$3,879,825

At September 30, 2015 approximately 5 % of the Corporation’s assets were financed by brokered deposits, as compared to 6% at December 31, 2014. The Corporation had $ 1.6 billion in brokered deposits at September 30, 2015, compared with $1.9 billion at December 31, 2014. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At September 30, 2015 and December 31, 2014, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.6 billion and $3.7 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $765 million at September 30, 2015 and $822 million at December 31, 2014. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At September 30, 2015 the credit facilities authorized with the FHLB were collateralized by $ 4.8 billion in loans held-in-portfolio, compared with $4.5 billion at December 31, 2014. Refer to Note 20 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At September 30, 2015 and December 31, 2014, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.5 billion and $2.1 billion, respectively, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At September 30, 2015 and December 31, 2014, this credit facility with the Fed was collateralized by $ 2.7 billion and $4.1 billion, respectively, in loans held-in-portfolio.

At September 30, 2015, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

During the nine months ended September 30, 2015, PIHC received $17.1 million in dividends from BPPR and $ 3.5 million in dividends from EVERTEC’s parent company. PIHC also received $9.3 million in dividends from its investment in BHD and $5.0 million in dividends from its non-banking subsidiaries.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the quarter ended September 30, 2015, the Corporation reinstated the quarterly cash dividend on its outstanding common stock. A cash dividend of $0.15 per share was paid on October 7, 2015 to shareholders of record at the close of business on September 29, 2015. This represents a quarterly payout of approximately $15.5 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $2.8 million for the nine months ended September 30, 2015. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans.

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

The outstanding balance of notes payable at the BHC’s amounted to $890 million at September 30, 2015 and December 31, 2014. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at September 30, 2015 are presented in Table 28.

Table 28 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2015	$—
2016	—
2017	—
2018	—
2019	450,000
Later years	439,800

Total	$889,800

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended September 30, 2015.

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $ 2.2 billion at September 30, 2015 and $2.7 billion at December 31, 2014. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $20 million in deposits at September 30, 2015 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $6 million at September 30, 2015, with the Corporation providing collateral totaling $10 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $75 million at September 30, 2015. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 29.

The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:

•	Commercial and construction loans - recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions of secured loans past due as to principal and interest is charged-off not later than 365 days past due. However, in the case of collateral dependent loans individually evaluated for impairment, the excess of the recorded investment over the fair value of the collateral (portion deemed uncollectible) is generally promptly charged-off, but in any event, not later than the quarter following the quarter in which such excess was first recognized. Commercial unsecured loans are charged-off no later than 180 days past due. Overdrafts are generally charged-off no later than 60 days past their due date.

•	Lease financing - recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•	Mortgage loans - recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) when 15 months delinquent as to principal or interest. The principal repayment on these loans is insured.

•	Consumer loans - recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when they are 180 days in arrears. Overdrafts in excess of 60 days are generally charged-off no later than 60 days past their due date.

•	Troubled debt restructurings (“TDRs”) - loans classified as TDRs are typically in non-accrual status at the time of the modification. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

•	Loans accounted for under ASC Subtopic 310-30 by the Corporation, are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected.

•	Loans acquired in the Westernbank FDIC-assisted transaction, except for revolving lines of credit, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The loans, which are accounted for under ASC Subtopic 310-30 by the Corporation, are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs will be recorded only to the extent that losses exceed the purchase accounting estimates.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Accordingly, loans and OREO’s with balances of $1.5 billion in loans and $18 million, respectively, as of June 30, 2015, were reclassified as “non-covered” in the accompanying statement of financial condition as of June 30, 2015, because they are no longer subject to the shared-loss payments by the FDIC.

However, included in these balances were approximately $248.7 million of loans that are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of September 30, 2015.

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

Despite challenging economic and fiscal conditions that persist in Puerto Rico, overall assets quality for non-covered loans remained stable in the third quarter of 2015, with moderate quarter-to-quarter volatility in certain credit metrics mostly associated with a small number of larger commercial loans in BPPR. Consistent with prior periods, credit trends for the US portfolios continued to show stability during the third quarter of 2015.

Table 29 - Non-Performing Assets

(Dollars in thousands)	September 30, 2015	As a % of loans HIP by category [4]	December 31, 2014	As a % of loans HIP by category [4]
Commercial	$239,397	2.4%	$260,225	3.2%
Construction	3,605	0.5	13,812	5.5
Legacy[1]	4,059	6.0	1,545	1.9
Leasing	3,091	0.5	3,102	0.5
Mortgage	343,410	4.8	304,913	4.7
Consumer	41,340	1.1	46,886	1.2

Total non-performing loans held-in- portfolio, excluding covered loans	634,902	2.8%	630,483	3.3%
Non-performing loans held-for-sale [2]	47,681		18,899
Other real estate owned (“OREO”), excluding covered OREO	155,826		135,500

Total non-performing assets, excluding covered assets	$838,409		$784,882
Covered loans and OREO [3]	39,888		148,099

Total non-performing assets	$878,297		$932,981

Accruing loans past due 90 days or more[5] [6]	$443,497		$447,990

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.82%		3.25%
Allowance for loan losses to loans held-in-portfolio	2.38		2.68
Allowance for loan losses to non-performing loans, excluding held-for-sale	84.42		82.43

Ratios including covered loans:
Non-performing assets to total assets	2.47%	2.82%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.76	2.95
Allowance for loan losses to loans held-in-portfolio	2.46	2.74
Allowance for loan losses to non-performing loans, excluding held-for-sale	89.97	92.82

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist $47 million in commercial loans, $10 thousand in construction loans and $224 thousand in mortgage loans as of September 30, 2015 (December 31, 2014 - $14.0 million in mortgage loans, $309 thousand in commercial loans and $4.5 million in consumer loans).
[3]	The amount consists of $4 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $36 million in covered OREO as of September 30, 2015 (December 31, 2014 - $18 million and $130 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $665 million in covered loans at September 30, 2015 (December 31, 2014 - $2.5 billion).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.4 billion at September 30, 2015 (December 31, 2014 - $0.5 billion). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $159 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2015 (December 31, 2014 - $125 million). Furthermore, the Corporation has approximately $71 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2014 - $66 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Total non-performing assets, including covered, were $878 million at September 30, 2015, decreasing by $55 million, or 6%, from December 31, 2014, of which $74 million were related to OREO reductions. During the second quarter of 2015, the Corporation completed a bulk sale of covered OREO’s with a book value of $37 million.

Table 30 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$502,928	$28,300	$567,351	$13,144
Plus:
New non-performing loans	185,161	16,335	423,075	48,588
Advances on existing non-performing loans	—	95	—	525
Reclass from covered loans	—	—	8,075	—
Less:
Non-performing loans transferred to OREO	(9,303)	—	(27,082)	(314)
Non-performing loans charged-off	(29,302)	(1,467)	(105,637)	(3,308)
Loans returned to accrual status / loan collections	(78,962)	(15,544)	(250,264)	(32,954)
Loans transferred to held-for-sale	—	—	(44,996)	2,038
Other transfers out of non-performing	—	(7,770)	—	(7,770)

Ending balance NPLs	$570,522	$19,949	$570,522	$19,949

Table 31 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$537,364	$56,868	$410,594	$139,961
Plus:
New non-performing loans	118,617	9,195	437,897	46,613
Advances on existing non-performing loans	—	149	—	1,160
Less:
Non-performing loans transferred to OREO	(5,768)	(1,059)	(18,167)	(2,915)
Non-performing loans charged-off	(22,379)	(5,607)	(62,451)	(20,069)
Loans returned to accrual status / loan collections	(74,072)	(4,310)	(214,111)	(52,779)
Loans transferred to held-for-sale	—	(38,619)	—	(86,115)
Non-performing loans from discontinued operations	—	8,629	—	(610)
Reclassification to consumer loans	(6,756)	—	(6,756)	—

Ending balance NPLs	$547,006	$25,246	$547,006	$25,246

For the quarter ended September 30, 2015, total non-performing loan inflows, excluding consumer loans, increased by $74 million, or 58%, when compared to the inflows for the same quarter in 2014. Inflows of non-performing loans held-in-portfolio at the BPPR segment increased by $67 million, or 56%, compared to the inflows for the third quarter of 2014, mostly related to higher commercial inflows of $68 million in the BPPR segment. Refer to Table 32 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended September 30, 2015 and 2014.

At September 30, 2015, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $535 million in the Puerto Rico operations and $21 million in the U.S. mainland operations. These figures compare to $482 million in the Puerto Rico operations and $35 million in the U.S. mainland operations at December 31, 2014. In addition to the non-performing loans included in Table 29, at September 30, 2015, there were $160 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $146 million at December 31, 2014.

Table 32 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended September 30,
	2015	2015	2015	2014	2014	2014
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$512,739	$38,074	$550,813	$526,246	$98,665	$624,911
Provision for loan losses - Continuing operations	69,568	(2,890)	66,678	68,166	12,463	80,629

	582,307	35,184	617,491	594,412	111,128	705,540

Charged-offs:
Commercial	17,153	—	17,153	15,765	16,290	32,055
Construction	451	—	451	985	5,075	6,060
Leases	1,485	—	1,485	1,877	—	1,877
Legacy[1]	804	—	804	2,570	—	2,570
Mortgage	17,031	790	17,821	14,552	2,164	16,716
Consumer	31,451	76	31,527	34,527	(944)	33,583

	68,375	866	69,241	70,276	22,585	92,861

Recoveries:
Commercial	9,940	—	9,940	15,647	(300)	15,347
Construction	3,099	—	3,099	2,281	1,009	3,290
Leases	591	—	591	467	1	468
Legacy[1]	1,407	—	1,407	2,349	—	2,349
Mortgage	720	189	909	1,196	354	1,550
Consumer	6,316	2	6,318	7,867	81	7,948

	22,073	191	22,264	29,807	1,145	30,952

Net loans charged-offs (recovered):
Commercial	7,213	—	7,213	118	16,590	16,708
Construction	(2,648)	—	(2,648)	(1,296)	4,066	2,770
Leases	894	—	894	1,410	(1)	1,409
Legacy[1]	(603)	—	(603)	221	—	221
Mortgage	16,311	601	16,912	13,356	1,810	15,166
Consumer	25,135	74	25,209	26,660	(1,025)	25,635

	46,302	675	46,977	40,469	21,440	61,909

Net write-downs[2]	—	—	—	(32,256)	—	(32,256)

Balance at end of period	$536,005	$34,509	$570,514	$521,687	$89,688	$611,375

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[3]	0.83%		0.82%	0.83%		1.12%
Provision for loan losses to net charge-offs[3]	1.50x		1.42x	1.39x		1.11x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Net write-downs are related to loans sold or reclassified to held-for-sale.
[3]	Excluding provision for loan losses and net write-down related to the BPNA legacy and classified assets sales during the quarter ended September 30, 2014.

Refer to Table 33 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the nine months ended September 30, 2015 and 2014.

Table 33 - Allowance for Loan Losses and Selected Loan Losses Statistics - Year-to-date Activity

	Nine months ended September 30,
	2015	2015	2015	2014	2014	2014
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$519,719	$82,073	$601,792	$538,463	$102,092	$640,555
Provision for loan losses - Continuing operations	159,747	23,200	182,947	172,362	49,781	222,143
Provision for loan losses - Discontinued operations	—	—	—	(6,764)	—	(6,764)

	679,466	105,273	784,739	704,061	151,873	855,934

Charged-offs:
Commercial	50,930	37,936	88,866	64,763	30,251	95,014
Construction	2,645	25,086	27,731	1,443	34,483	35,926
Leases	4,415	—	4,415	4,598	2	4,600
Legacy[1]	1,758	—	1,758	6,901	—	6,901
Mortgage	39,926	4,695	44,621	35,813	6,082	41,895
Consumer	90,825	843	91,668	102,737	(1,916)	100,821
Discontinued operations	—	—	—	4,452	—	4,452

	190,499	68,560	259,059	220,707	68,902	289,609

Recoveries:
Commercial	23,214	6,504	29,718	37,266	575	37,841
Construction	6,497	4,700	11,197	4,908	5,625	10,533
Leases	1,779	—	1,779	1,388	2	1,390
Legacy[1]	4,159	—	4,159	12,094	—	12,094
Mortgage	2,073	635	2,708	2,752	365	3,117
Consumer	24,147	817	24,964	22,386	150	22,536
Discontinued operations	—	—	—	9,997	—	9,997

	61,869	12,656	74,525	90,791	6,717	97,508

Net loans charged-off (recovered):
Commercial	27,716	31,432	59,148	27,497	29,676	57,173
Construction	(3,852)	20,386	16,534	(3,465)	28,858	25,393
Leases	2,636	—	2,636	3,210	—	3,210
Legacy[1]	(2,401)	—	(2,401)	(5,193)	—	(5,193)
Mortgage	37,853	4,060	41,913	33,061	5,717	38,778
Consumer	66,678	26	66,704	80,351	(2,066)	78,285
Discontinued operations	—	—	—	(5,545)	—	(5,545)

	128,630	55,904	184,534	129,916	62,185	192,101

Allowance transferred from covered to non-covered loans [2]	13,037	(13,037)	—	—	—	—

Net write-downs [3]	(27,868)	(1,823)	(29,691)	(32,256)	—	(32,256)

Net write-downs related to loans transferred to discontinued operations	—	—	—	(20,202)	—	(20,202)

Balance at end of period	$536,005	$34,509	$570,514`	$521,687	$89,688	$611,375

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[4]	0.78%		1.07%	0.88%		1.14%
Provision for loan losses to net charge-offs[4]	1.23x		0.99x	1.23x		1.09x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Represents the allowance transfer of covered to non-covered loans at June 30, 2015.
[3]	Net write-downs are related to loans sold or reclassified to held-for-sale.
[4]	Excluding provision for loan losses and net recoveries (write-down) related to loans sold or reclassified to held-for-sale.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine months ended September 30, 2015 and 2014.

Table 34 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Commercial	0.29%	0.01%	0.37%	0.33%
Construction	(1.52)	(2.79)	(0.83)	(2.68)
Leases	0.60	1.04	0.60	0.79
Legacy	(3.43)	0.63	(4.53)	(5.75)
Mortgage	0.92	0.81	0.73	0.67
Consumer	2.63	2.73	2.31	2.77

Total annualized net charge-offs to average loans held-in-portfolio	0.83%	0.83%	0.78%	0.86%

Excluding the net write-down related to the asset sales during the third quarter of 2014.

Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

Net charge-offs, excluding covered loans, for the quarter ended September 30, 2015, increased by $5.8 million when compared to the third quarter of 2014, mainly reflective of higher commercial net charge-offs in the BPPR segment, as the third quarter of 2014 included the effect of higher recoveries. The net charge-off ratio for the third quarter includes the impact of loans reclassified from the covered portfolio in the second quarter, as well as Doral Bank’s acquired portfolio in the average loan base.

The discussions in the sections that follow assess credit quality performance for the third quarter of 2015 for most of the Corporation’s non-covered loan portfolios, including $1.5 billion in loans transferred from covered to non-covered status upon the expiration of the shared-loss arrangement under the commercial loss share agreement with the FDIC during the second quarter of 2015.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio decreased by $21 million, or 8%, from December 31, 2014, largely driven by a $22 million decline in the BPPR segment. During the second quarter, the Corporation agreed to sell a $75 million non-accrual public sector credit at BPPR and accordingly transferred it to held-for-sale. The aggregate write-down on loans transferred to held-for-sale during the second quarter was of approximately $30.5 million, of which $29.0 million was previously reserved. The sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee. However, at September 30, 2015, the loan remains classified as held-for-sale as the Corporation maintains its ability and intent to sell the loan. This decrease was offset by the addition to non-accrual of a small number of large commercial loans during the third quarter of 2015, the most significant having a carrying value of $49 million.

The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio decreased to 2.36% at September 30, 2015 from 3.20% at December 31, 2014.

Tables 35 and 36 present the changes in the non-performing commercial loans held-in-portfolio for the quarters and nine months ended September 30, 2015 and 2014 for the BPPR (excluding covered loans) and BPNA segments.

Table 35 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$179,399	$10,895	$257,910	$2,315
Plus:
New non-performing loans	91,393	2,125	135,911	11,541
Advances on existing non-performing loans	—	6	—	389
Reclass from covered loans	—	—	7,395	—
Less:
Non-performing loans transferred to OREO	(853)	—	(5,490)	—
Non-performing loans charged-off	(13,999)	(229)	(74,178)	(1,054)
Loans returned to accrual status / loan collections	(20,045)	(1,525)	(40,657)	(1,919)
Loans transferred to held-for-sale	—	—	(44,996)	—
Other transfers out of non-performing	—	(7,770)	—	(7,770)

Ending balance NPLs	$235,895	$3,502	$235,895	$3,502

Table 36 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$253,552	$24,581	$186,097	$92,956
Plus:
New non-performing loans	23,410	4,541	139,523	29,423
Advances on existing non-performing loans	—	—	—	957
Less:
Non-performing loans transferred to OREO	(2,706)	—	(10,509)	—
Non-performing loans charged-off	(10,085)	(3,103)	(34,740)	(12,665)
Loans returned to accrual status / loan collections	(19,746)	(2,649)	(35,946)	(33,058)
Loans transferred to held-for-sale	—	(22,967)	—	(69,191)
Non-performing loans transferred from (to) discontinued operations	—	7,503	—	(516)

Ending balance NPLs	$244,425	$7,906	$244,425	$7,906

Table 37 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-performing commercial loans	$235,895	$257,910	$3,502	$2,315	$239,397	$260,225
Non-performing commercial loans to commercial loans HIP	3.14%	4.05%	0.13%	0.13%	2.36%	3.20%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Commercial loan net charge-offs (recoveries)	$9,172	$1,011	$(1,959)	$(893)	$7,213	$118
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	0.49%	0.07%	(0.31)%	(0.19)%	0.29%	0.01%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Commercial loan net charge-offs (recoveries)	$31,033	$25,493	(3,317)	$(3,674)	$27,716	$21,819
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	0.54%	0.54%	(0.19)%	(0.20)%	0.37%	0.33%

For the quarter ended September 30, 2015, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment increased by $68 million , when compared to inflows for the same period in 2014, mostly driven by a small number of commercial loans, the largest being the abovementioned $49 million borrowing relationship. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment decreased by $2 million, compared to inflows for the same quarter in 2014. The reduction was driven by improvements in the underlying quality of the loan portfolio.

Table 37 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA segments.

There are two commercial loan relationships greater than $10 million in non-accrual status at September 30, 2015 with an outstanding aggregate balance of $61 million, compared with two commercial loan relationships with an outstanding aggregate balance of $88 million at December 31, 2014.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, increased by $7.1 million, when compared to the same period in 2014, primarily the effect of higher recoveries in the third quarter of 2014. This increase was mostly driven by higher net charge-offs in the BPPR segment of $8.2 million for the quarter ended September 30, 2015, when compared with the same period in 2014. For the quarter ended September 30, 2015, the charge-offs associated with collateral dependent impaired commercial loans amounted to approximately $9.5 million at the BPPR segment. The BPNA segment continued to show low levels of charge-offs reflective of improvements in credit quality.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.5 billion at September 30, 2015, of which $2.1 billion was secured with owner occupied properties, compared with $4.7 billion and $1.7 billion, respectively, at December 31, 2014. CRE non-performing loans, excluding covered loans, amounted to $162 million at September 30, 2015, compared with $129 million at December 31, 2014. The CRE non-performing loans ratios for the BPPR and BPNA segments were 3.34% and 0.05%, respectively, at September 30, 2015, compared with 3.60% and 0.07%, respectively, at December 31, 2014. The decrease in the ratio was primarily due to the impact of approximately $1.3 billion in CRE loans transferred from covered category, of which $7 million are in NPL status.

Construction loans

Non-covered non-performing construction loans held-in-portfolio decreased by $10 million when compared with December 31, 2014, mostly concentrated in the BPPR segment. This decrease was mostly related to loan resolutions. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased to 0.52% at September 30, 2015 from 5.48% at December 31, 2014. The decrease in the ratio was in part due to the impact of the Doral acquired construction portfolio on the total loan base.

Tables 38 and 39 present changes in non-performing construction loans held-in-portfolio for the quarters and nine months ended September 30, 2015 and 2014 for the BPPR (excluding covered loans) and BPNA segments.

Table 38 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$4,756	$671	$13,812	$—
Plus:
New non-performing loans	—	7,745	456	8,416
Reclass from covered loans	—	—	112	—
Less:
Non-performing loans transferred to OREO	—	—	(2,194)	—
Non-performing loans charged-off	(91)	—	(91)	—
Loans returned to accrual status / loan collections	(1,060)	(8,416)	(8,490)	(8,416)

Ending balance NPLs	$3,605	$—	$3,605	$—

Table 39 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)
	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$21,456	$—	$18,108	$5,663
Plus:
New non-performing loans	—	—	8,912	—
Less:
Non-performing loans charged-off	(985)	—	(1,443)	—
Loans returned to accrual status / loan collections	(1,323)	—	(6,429)	(5,663)

Ending balance NPLs	$19,148	$—	$19,148	$—

Construction loan net charge-offs (recoveries), excluding net charge-offs for covered loans, amounted to recoveries of $2.6 million for the quarter ended September 30, 2015, compared to recoveries of $1.3 million for the quarter ended September 30, 2014. For quarter ended September 30, 2015, charge-offs associated with collateral dependent impaired construction loans were $91 thousand in the BPPR segment.

Table 40 provides information on construction non-performing loans and net charge-offs for the BPPR and BPNA (excluding the covered loan portfolio) segments.

Table 40 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-performing construction loans	$3,605	$13,812	$—	$—	$3,605	$13,812
Non-performing construction loans to construction loans HIP	3.32%	8.67%	—%	—%	0.52%	5.48%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Construction loan net charge-offs (recoveries)	$(2,648)	$(1,237)	$—	$(59)	$(2,648)	$(1,296)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(9.84)%	(3.39)%	—%	(0.59)%	(1.52)%	(2.79)%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Construction loan net charge-offs (recoveries)	$(3,852)	$(3,230)	$—	$(235)	$(3,852)	$(3,465)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(3.75)%	(3.04)%	—%	(1.00)%	(0.83)%	(2.68)%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio increased by $38 million , mainly driven by an increase of $35 million in the BPPR segment, which included the addition in the first quarter of 2015 of $17 million of loans previously guaranteed by Doral Bank under servicing agreement that required Doral to advance principal and interest payments irrespective of borrower delinquencies. The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio increased to 4.79% at September 30, 2015 from 4.69% at December 31, 2014.

Tables 41 and 42 present changes in non-performing mortgage loans held-in-portfolio for the BPPR (excluding covered loans) and BPNA segments.

Table 41 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$318,773	$12,048	$295,629	$9,284
Plus:
New non-performing loans	93,768	5,816	286,708	23,905
Reclass from covered loans	—	—	568	—
Less:
Non-performing loans transferred to OREO	(8,450)	—	(19,398)	(314)
Non-performing loans charged-off	(15,212)	(517)	(31,368)	(959)
Loans returned to accrual status / loan collections	(57,857)	(4,959)	(201,117)	(21,566)
Loans transferred to held-for-sale	—	—	—	2,038

Ending balance NPLs	$331,022	$12,388	$331,022	$12,388

Table 42 - Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$262,356	$23,964	$206,389	$26,292
Plus:
New non-performing loans	95,207	2,802	289,462	11,399
Less:
Non-performing loans transferred to OREO	(3,062)	(870)	(7,658)	(2,726)
Non-performing loans charged-off	(11,309)	(395)	(26,268)	(1,911)
Loans returned to accrual status / loan collections	(53,003)	(686)	(171,736)	(8,239)
Loans transferred to held-for-sale	—	(13,123)	—	(13,123)
Reclassification to consumer loans	(6,756)	—	(6,756)	—

Ending balance NPLs	$283,433	$11,692	$283,433	$11,692

For the quarter ended September 30, 2015, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment decreased by $1 million, or 2%, when compared to inflows for the same period in 2014. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment increased by $3 million, when compared to inflows for the same period in 2014.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans, increased by $3.0 million when compared with the quarter ended September 30, 2014. Net charge-off activity derived mainly from loans in the BPPR segment. The net charge-offs in the BPNA segment continued at low levels, reflective of the improved risk profile of the portfolio, further strengthened by the sale of certain non-performing and classified assets. For the quarter ended September 30, 2015, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $4.2 million in the BPPR segment.

Table 43 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding the covered loan portfolio, and the BPNA segments.

Table 43 - Non-Performing Mortgage Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-performing mortgage loans	$331,022	$295,629	$12,388	$9,284	$343,410	$304,913
Non-performing mortgage loans to mortgage loans HIP	5.32%	5.42%	1.31%	0.88%	4.79%	4.69%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Mortgage loan net charge-offs	$15,524	$13,330	$787	$26	$16,311	$13,356
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	1.01%	0.98%	0.33%	0.01%	0.92%	0.81%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Mortgage loan net charge-offs	$36,736	$31,772	1,117	$1,289	$37,853	$33,061
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.82%	0.78%	0.15%	0.14%	0.73%	0.67%

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio decreased by $6 million when compared to December 31, 2014, primarily as a result of a decrease of $5 million in the BPPR segment, mainly related to personal loans.

For the quarter ended September 30, 2015, the BPPR segment inflows of consumer non-performing loans held-in-portfolio, decreased by $4 million, or 14%, when compared to inflows for the same period of 2014, mostly related to auto loans. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment amounted to $3 million, a decrease of $2 million, or 36% compared to inflows for 2014.

The Corporation’s consumer net charge-offs remained stable, decreasing by $1.5 million for the third quarter of 2015, when compared with the same period of 2014. For the quarter ended September 30, 2015, charge-offs associated with consumer loans individually evaluated for impairment amounted to $3.6 million in the BPPR segment.

Table 44 provides information on consumer non-performing loans and net charge-offs by segments.

Table 44 - Non-Performing Consumer Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-performing consumer loans	$35,856	$40,930	$5,484	$5,956	$41,340	$46,886
Non-performing consumer loans to consumer loans HIP	1.07%	1.21%	1.16%	1.24%	1.08%	1.21%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Consumer loan net charge-offs	$24,303	$24,168	$832	$2,492	$25,135	$26,660
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.88%	2.84%	0.74%	1.99%	2.63%	2.73%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Consumer loan net charge-offs	$62,610	$70,722	$4,068	$10,435	$66,678	$81,157
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.47%	2.79%	1.18%	2.63%	2.31%	2.77%

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, increased by $59 million, or 5%, from December 31, 2014. TDRs in accruing status increased by $79 million from December 31, 2014, due to sustained borrower performance, while non-accruing TDRs decreased by $20 million.

At September 30, 2015, the Corporation’s commercial loan TDRs, excluding covered loans, for BPPR amounted to $289 million of which $125 million were in non-performing status. This compares with $303 million of which $150 million were in non-performing status at December 31, 2014.

At September 30, 2015, the Corporation’s construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $3 million, of which $2 million were in non-performing status. This compares with $6 million, of which $5 million were in non-performing status at December 31, 2014.

At September 30, 2015, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $748 million (including $349 million guaranteed by U.S. sponsored entities) and $5 million, respectively, of which $126 million and $1 million, respectively, were in non-performing status. This compares with $669 million (including $290 million guaranteed by U.S. sponsored entities) and $4 million, respectively, of which $115 million and $987 thousand were in non-performing status at December 31, 2014.

At September 30, 2015, the consumer loan TDRs for the BPPR and BPNA segments amounted to $117 million and $2 million, respectively, of which $14 million and $176 thousand, respectively, were in non-performing status, compared with $120 million and $2 million, respectively, of which $15 million and $35 thousand, respectively, were in non-performing status at December 31, 2014.

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

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at September 30, 2015 and December 31, 2014 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 45 - Composition of ALLL

September 30, 2015
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$83,615	$358	$—	$634	$47,545	$24,696	$156,848
Impaired loans [1]	$391,066	$2,536	$1,188	$2,645	$462,806	$113,865	$974,106
Specific ALLL to impaired loans [1]	21.38%	14.12%	—%	23.97%	10.27%	21.69%	16.10%

General ALLL	$146,846	$14,393	$2,805	$8,457	$86,955	$119,701	$379,157
Loans held-in-portfolio, excluding impaired loans [1]	$9,739,358	$689,956	$66,786	$604,282	$6,702,673	$3,720,905	$21,523,960
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.51%	2.09%	4.20%	1.40%	1.30%	3.22%	1.76%

Total ALLL	$230,461	$14,751	$2,805	$9,091	$134,500	$144,397	$536,005
Total non-covered loans held-in-portfolio [1]	$10,130,424	$692,492	$67,974	$606,927	$7,165,479	$3,834,770	$22,498,066
ALLL to loans held-in-portfolio [1]	2.27%	2.13%	4.13%	1.50%	1.88%	3.77%	2.38%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At September 30, 2015, the general allowance on the covered loans amounted to $34.5 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 46 - Composition of ALLL

December 31, 2014
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$64,736	$363	$—	$770	$46,111	$28,161	$140,141
Impaired loans [1]	$357,161	$13,268	$—	$3,023	$435,824	$117,732	$927,008
Specific ALLL to impaired loans [1]	18.13%	2.74%	—%	25.47%	10.58%	23.92%	15.12%

General ALLL	$146,501	$6,307	$2,944	$6,361	$77,211	$140,254	$379,578
Loans held-in-portfolio, excluding impaired loans [1]	$7,777,106	$238,552	$80,818	$561,366	$6,067,062	$3,752,539	$18,477,443
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.88%	2.64%	3.64%	1.13%	1.27%	3.74%	2.05%

Total ALLL	$211,237	$6,670	$2,944	$7,131	$123,322	$168,415	$519,719
Total non-covered loans held-in-portfolio [1]	$8,134,267	$251,820	$80,818	$564,389	$6,502,886	$3,870,271	$19,404,451
ALLL to loans held-in- portfolio [1]	2.60%	2.65%	3.64%	1.26%	1.90%	4.35%	2.68%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2014, the general allowance on the covered loans amounted to $82.1 million while the specific reserve amounted to $5 thousand.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At September 30, 2015, the allowance for loan losses, excluding covered loans, increased by $16 million when compared with December 31, 2014, primarily driven as a result of higher reserves for commercial loans. The ratio of the allowance for loan losses to loans held-in-portfolio decreased to 2.38% of non-covered loans held-in-portfolio at September 30, 2015, compared with 2.68% at December 31, 2014, mostly due to the impact of the Doral Bank portfolio and the loans reclassified from the covered portfolio on the total loan base. The ratio of the allowance to non-performing loans held-in-portfolio was stable at 84.42% at September 30, 2015, compared with 82.43% at December 31, 2014.

At September 30, 2015, the allowance for loan losses for non-covered loans at the BPPR segment totaled $504 million, or 2.83% of non-covered loans held-in-portfolio, compared with $489 million, or 3.07% of non-covered loans held-in-portfolio, at December 31, 2014. The increase in the allowance includes a $37 million allowance related to the Westernbank’s portfolio transferred from covered loans in the second quarter of 2015, offset by a $29 million write-down in connection with the loans transferred to held-for-sale specifically reserved in prior quarters. The ratio of the allowance to non-performing loans held-in-portfolio was 82.73% at September 30, 2015, compared with 80.00% at December 31, 2014.

The allowance for loan losses at the BPNA segment decreased slightly to $32 million, or 0.68% of loans held-in-portfolio, compared with $31 million, or 0.88% of loans held-in-portfolio, at December 31, 2014, driven by strong credit quality. The ratio of the allowance to non-performing loans held-in-portfolio was 125.01% at September 30, 2015, compared with 160.13% at December 31, 2014.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, increased by $19 million from December 31, 2014. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $221 million, or 2.94% of non-covered commercial loans held-in-portfolio, at September 30, 2015, compared with $202 million, or 3.16%, at December 31, 2014. The increase of $19 million includes $29 million related to Westernbank’s non-covered portfolio. The decrease in the allowance to loans ratio was due to the impact of the reclassified covered loans. At the BPNA segment, the allowance for loan losses for the commercial loan portfolio amounted to $9 million at September 30, 2015, decreasing slightly by $1 million when compared to December 31, 2014. The allowance for loan losses for commercial loans held-in-portfolio at the BPNA segment was 0.36% of commercial loans held-in-portfolio, at September 30, 2015, compared with 0.55%, at December 31, 2014. The Corporation’s ratio of allowance to non-performing loans held-in-portfolio in the commercial loan category was 96.27% at September 30, 2015, compared with 81.18% at December 31, 2014.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, increased by $8 million from December 31, 2014. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $12 million, or 10.66% of non-covered construction loans held-in-portfolio, at September 30, 2015, compared with $5 million, or 3.44%, at December 31, 2014. This increase of $7 million includes $6 million related to loans from the Westernbank non-covered loan portfolio that the Corporation has the intent to sell and are subject to the ongoing dispute with the FDIC. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $3 million, or 0.54% of construction loans held-in-portfolio, at September 30, 2015, compared with $1 million, or 1.28%, at December 31, 2014. The Corporation’s ratio of allowance to non-performing loans held-in portfolio in the construction loan category was 409.18% at September 30, 2015, compared with 48.29% at December 31, 2014. Stable allowance levels in the construction portfolio result from the de-risking strategies executed by the Corporation over the past several years.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, increased by $11 million from December 31, 2014. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $130 million, or 2.09% of mortgage loans held-in-portfolio, excluding covered loans, at September 30, 2015, compared with $121 million, or 2.22%, respectively, at December 31, 2014. The increase was consistent with current credit quality trends, including higher non-performing loans. The decrease in the ratio was due to the impact of Doral bank acquired mortgage loans in the loan base. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio increased to $4 million, or 0.47% of mortgage loans held-in-portfolio, at September 30, 2015, compared with $2 million, or 0.23%, at December 31, 2014. Low allowance levels corresponds the sale of certain classified loans, including mortgage TDRs and non-performing loans during 2014.

The allowance for loan losses for the consumer portfolio, excluding covered loans, decreased to $144 million , or 3.77% of that portfolio, at September 30, 2015, compared to $168 million , or 4.35% , at December 31, 2014. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment at $133 million, or 3.94% of that portfolio, at September 30, 2015, compared with $154 million, or 4.55%, at December 31, 2014. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $12 million, or 2.51% of consumer loans, at September 30, 2015, compared with $14 million, or 2.98%, at December 31, 2014.

Table 47 - Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	September 30, 2015		December 31, 2014
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$879.8	$156.8	$831.5	$140.1
No valuation allowance required	94.4	—	95.5	—

Total impaired loans	$974.2	$156.8	$927.0	$140.1

The following tables set forth the activity in the specific reserves for non-covered impaired loans for the quarters ended September 30, 2015 and 2014.

Table 48 - Activity in Specific ALLL for the Quarter Ended September 30, 2015

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$68,456	$725	$44,162	$34	$25,027	$607	$139,011
Provision for impaired loans	24,632	(276)	7,603	—	3,372	37	35,368
Less: Net charge-offs	(9,473)	(91)	(4,220)	(34)	(3,703)	(10)	(17,531)

Specific allowance for loan losses at September 30, 2015	$83,615	$358	$47,545	$—	$24,696	$634	$156,848

Table 49 - Activity in Specific ALLL for the Quarter Ended September 30, 2014

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$36,597	$883	$53,815	$—	$29,043	$688	$121,026
Provision for impaired loans	31,855	952	1,116	—	3,777	10	37,710
Less: Net charge-offs	(3,702)	(1,702)	(3,080)	—	(4,543)	—	(13,027)
Less: Transferred to LHFS	—	—	(13,644)	—	(111)	—	(13,755)

Specific allowance for loan losses at September 30, 2014	$64,750	$133	$38,207	$—	$28,166	$698	$131,954

For the quarter ended September 30, 2015, total net charge-offs for individually evaluated impaired loans amounted to approximately $17.4 million related to the BPPR segment.

The table that follows presents the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2015 and December 31, 2014.

Table 50 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

September 30, 2015
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	132	$331,220	44%
Legacy	1	1,188	—

[1]	Based on outstanding balance of total impaired loans.

December 31, 2014
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	140	$303,128	12%
Construction	6	10,693	79

[1]	Based on outstanding balance of total impaired loans.

At September 30, 2015, the Corporation accounted for $3 million impaired construction loans under the “as is” value. At September 30, 2015, there were no impaired construction loans under the “as developed” value.

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

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the periods ended September 30, 2015 and December 31, 2014 are presented in Table 51.

Table 51 - Impaired Construction Loans Relied Upon “As is” or “As Developed”

September 30, 2015
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	6	$2,536	100%	—	$—	—%	—%

December 31, 2014
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	7	$7,653	58%	2	$5,616	42%	87%

Allowance for loan losses– Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $35 million at September 30, 2015, compared to $82 million at December 31, 2014. As of June 30, 2015, an allowance of $13 million was transferred from covered to non-covered category. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $28 million at September 30, 2015, compared with $79 million at December 31, 2014; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $7 million at September 30, 2015 and $3 million at December 31, 2014.

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

Geographic and government risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 38 to the consolidated financial statements. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.5% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014. The changes in the gross national product in fiscal years 2012, 2013 and 2014 also have to be analyzed in light of the large amount of governmental stimulus and deficit spending in those fiscal years. Although the forecast for fiscal years 2015 and 2016 has not been made public, gross national product for fiscal year 2015 is expected to decrease, based on available monthly economic indicators. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is a coincident indicator of ongoing economic activity, reflected a 1.6% reduction in the average for fiscal year 2015 (July 2014 to June 2015), compared to the prior fiscal year. For the first three months of fiscal year 2016, the Economic Activity Index remained flat when compared to the same period of the prior fiscal year.

The Commonwealth of Puerto Rico (the “Commonwealth”) has experienced and continues to experience significant budget deficits, which have been historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. As a result of the downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings and recent liquidity constraints at the Commonwealth central government level and GDB, the Commonwealth’s ability to finance future budget deficits is expected to be very limited.

The Government’s most recent estimate of the budget deficit for fiscal year 2015 is approximately $703 million. For fiscal year 2016, the Government recently approved a $9.8 billion budget, which is $235 million higher than the approved budget for fiscal year 2015 due primarily to a significant increase in debt service payments and special pension contributions. In October 2015, however, the Government revised its revenue estimate for fiscal year 2016, to $9.471 billion, which is $329 million lower than budgeted. In order to address this reduction, the Government will have to implement additional revenue raising and expense reduction measures.

The Commonwealth’s public corporations and instrumentalities are also facing financial challenges. On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted.

In July 2014, certain holders of PREPA bonds and an investment manager, on behalf of funds which hold PREPA bonds, filed separate lawsuits in the United States District Court for the District of Puerto Rico (the “District Court”) seeking a declaratory judgment that the Recovery Act violates several provisions of the United States Constitution. The District Court consolidated the actions. On February 6, 2015, the District Court issued an opinion and order declaring the Recovery Act unconstitutional and stating that it was preempted by the federal Bankruptcy Code. The District Court permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth filed an expedited appeal before the United States Court of Appeals for the First Circuit and, on July 6, 2015, the Court of Appeals affirmed the lower court’s decision. The Commonwealth has filed a petition for certiorari in the United States Supreme Court, which is currently pending.

In August 2014, PREPA entered into forbearance agreements with certain bondholders, municipal bond insurers, and lenders (including BPPR) pursuant to which the forbearing creditors agreed to forbear from exercising certain rights and remedies under their applicable debt instruments. On November 5, 2015, PREPA announced that it had entered into a restructuring support agreement with certain creditors setting forth the economic terms of a recovery plan. Execution of the transactions set forth in the restructuring support agreement is subject to a number of material conditions, including the enactment of legislation, and there can be no assurance that those conditions will be met. PREPA’s monoline bond insurers are not party to the restructuring support agreement. At September 30, 2015, BPPR’s exposure to PREPA was $45.0 million, as shown in Table 52 below.

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

In response to the continued fiscal and economic challenges, the Government of Puerto Rico engaged a group of former IMF economists to analyze the Commonwealth’s economic and financial stability and growth prospects. The group’s final report, commonly known as the “Krueger Report,” was delivered to the Governor of Puerto Rico on June 28, 2015 and states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility. Some of the report’s principal conclusions are as follows: (i) the economic problems of Puerto Rico are structural, not cyclical, and are not going away without structural reforms, (ii) fiscal deficits are much larger than assumed and are set to deteriorate, (iii) the central government deficits (as measured in the report) over the coming years imply an unsustainable trajectory of large financing gaps, and (iv) Puerto Rico’s public debt cannot be made sustainable without growth, nor can growth occur in the face of structural obstacles and doubts about debt sustainability.

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

On June 29, 2015, the Governor of Puerto Rico issued an Executive Order to create the Puerto Rico Fiscal and Economic Recovery Working Group (the “Working Group”). The Working Group was created to consider the measures necessary, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and to develop and recommend to the Governor of Puerto Rico a fiscal and economic adjustment plan.

On September 9, 2015, the Working Group presented a draft of the Fiscal and Economic Growth Plan (the “FEGP”). The FEGP projects that, absent further corrective action, the Commonwealth’s cumulative financing gap from fiscal years 2016 to 2020 will be approximately $27.8 billion, and that this financing gap could be reduced to approximately $14 billion through a combination of identified revenue increases, expense reduction and economic growth measures. The FEGP concludes that the remaining financing gap would have to be addressed through debt restructuring and that, unless economic growth can be achieved, the Commonwealth’s debt is not sustainable. The FEGP also reflects that, absent emergency measures, Puerto Rico’s Treasury and single cash account will each exhaust their liquidity before the end of the calendar year. The Working Group recommends that the Commonwealth begin working on a voluntary exchange offer to creditors to seek a consensual debt restructuring. The FEGP is publicly available in GDB’s website.

On October 21, 2015, the Obama Administration released a proposal to address Puerto Rico’s urgent fiscal crisis. The proposal states that Puerto Rico is in the midst of an economic and fiscal crisis that requires Congressional action and makes the following recommendations: (i) Congress should extend Chapter 9 of the U.S. Bankruptcy Code to Puerto Rico, and also provide a broader legal framework to allow for a comprehensive restructuring of Puerto Rico’s liabilities, (ii) Congress should provide independent fiscal oversight to ensure Puerto Rico adheres to its recovery plan and fully implements proposed reforms, (iii) Congress should provide a long-term solution to Puerto Rico’s historically inadequate Medicaid treatment, and (iv) Congress should extend to Puerto Rico certain proven measures to reward work and stimulate growth, such as the Earned Income Tax Credit. On October 22, 2015, the United States Senate Committee on Energy and Natural Resources held a hearing on Puerto Rico’s economy, debt and options for Congress. A senior adviser to the U.S. Secretary of the Treasury testified before Congress in support of the Obama Administration proposals.

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

The Commonwealth has implemented various measures to deal with the liquidity challenges it faces during fiscal year 2016, besides not appropriating for the payment of PFC bonds mentioned above. Some of these measures include: (i) advances to the Treasury Department from the two largest government retirement systems for the payment by the Treasury Department of retirement benefits to participants (instead of the usual reimbursements for payments made by the Treasury Department on behalf of the retirement systems); (ii) placing $400 million of tax and revenue anticipation notes with certain Commonwealth instrumentalities to fund fiscal year 2016 working capital needs; (iii) suspending during fiscal year 2016 Commonwealth set-asides required by Act No. 39 of May 13, 1976, as amended, for the payment of its general obligation debt; (iv) delaying the payment of third-party payables or amounts due to public corporations; and (v) delaying the payment of income tax refunds. Some of these measures are unsustainable and have significant negative economic effects. Also, since these measures are not sufficient to address the Commonwealth’s liquidity needs, the Commonwealth has indicated it will need to implement additional measures.

On May 29, 2015, the Commonwealth enacted Act No. 72 (“Act 72-2015”), which, inter alia, increased the sales and use tax (“SUT”) rate and provided for a transition to a value added tax (“VAT”) to substitute the central government’s portion of the SUT, subject to certain conditions. Commencing on July 1, 2015, transactions that were subject to the 7% SUT are subject to an 11.5% SUT (10.5% collected by the Treasury Department, of which 0 .5% goes to a special fund for the municipalities, and 1% collected by the municipalities). The SUT will be in effect until March 31, 2016, unless the Secretary of Treasury extends the effectiveness of the SUT for an additional 60 day period.

In addition, from on October 1, 2015 and until March 31, 2016: (i) business-to-business transactions that are currently taxable are subject to an 11.5% SUT, (ii) certain business-to-business services and designated professional services that were previously exempt from SUT are subject to a Commonwealth SUT of 4% (but no municipal SUT will apply to these services), and (iii) specific services are exempt from SUT. After March 31, 2016 (or the extended sunset date provided for the SUT at the discretion of the Secretary of Treasury), all transactions subject to the SUT will be subject to a new VAT of 10.5% plus a 1% municipal SUT.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If global or local economic conditions worsen or the Government of Puerto Rico is unable to obtain financing and manage its fiscal crisis, including the restructuring of its debt obligations, in an orderly manner while honoring its debt obligations as they come due, those adverse effects could continue or worsen in ways that we are not able to predict. Any reduction in consumer spending as a result of these issues may also adversely impact our non-interest revenues.

At September 30, 2015, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 635 million, of which approximately $ 579 million is outstanding ($ 1.0 billion and $ 811 million, respectively, at December 31, 2014). Of the amount outstanding, $ 498 million consists of loans and $ 81 million are securities ($ 689 million and $ 122 million, respectively, at December 31, 2014). Of the amount outstanding, $ 82 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 336 million at December 31, 2014). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 497 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 475 million at December 31, 2014). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. The Corporation performs periodic credit quality reviews on these issuers. Table 52 has a summary of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities.

Table 52 - Direct Exposure to the Puerto Rico Government

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
Within 1 year	$—	$—	$—	$794
After 1 to 5 years	868	—	868	868
After 5 to 10 years	3,044	—	3,044	3,044
After 10 years	13,940	—	13,940	13,940

Total Central Government	17,852	—	17,852	18,646

Government Development Bank (GDB)
Within 1 year	2,752	—	2,752	2,752
After 1 to 5 years	1,812	—	1,812	1,812
After 5 to 10 years	571	—	571	571

Total Government Development Bank (GDB)	5,135	—	5,135	5,135

Public Corporations:
Puerto Rico Aqueduct and Sewer Authority
Within 1 year	—	15,000	15,000	45,690
After 10 years	480	—	480	480

Total Puerto Rico Aqueduct and Sewer Authority	480	15,000	15,480	46,170

Puerto Rico Electric Power Authority
Within 1 year	—	43,625	43,625	45,002
After 10 years	23	—	23	23

Total Puerto Rico Electric Power Authority	23	43,625	43,648	45,025

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	2,920	47,278	50,198	73,193
After 1 to 5 years	13,655	130,935	144,590	144,590
After 5 to 10 years	20,020	138,187	158,207	158,207
After 10 years	20,325	123,372	143,697	143,697

Total Municipalities	56,920	439,772	496,692	519,687

Total Direct Government Exposure	$80,414	$498,397	$578,811	$634,667

In addition, at September 30, 2015, the Corporation had $386 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($370 million at December 31, 2014). These included $307 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2014 - $289 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $50 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $29 million of industrial development notes ($49 million and $32 million, respectively, at December 31, 2014).

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

During the quarter ended June 30, 2015, BPPR agreed to sell to an unaffiliated third party its $75 million loan part of a syndicated fuel line credit facility to PREPA. Accordingly, the loan was reclassified as held-for-sale and a write down of $30 million, of which $29 million was already reserved, was recorded during the second quarter of 2015. The sale was subject, among other conditions, to the approval of the syndicate’s agent bank. The sale agreement was terminated on July 29, 2015 pursuant to its terms after the parties were not able to obtain the approval of the agent bank on terms acceptable to the assignee. However, at September 30, 2015, the loan remains classified as held-for-sale as the Corporation maintains its ability and intent to sell the loan.

As further detailed in Notes 9 and 10 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $906 million of residential mortgages and $109 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2015. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the consolidated financial statements.

Adjusted results of operations – Non-GAAP Financial Measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”), the (“reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain transactions on the results of its operations. Through this MD&A, the Corporations present a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted basis” provides meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to the following tables for a reconciliation of the reported results to the “adjusted results” for the quarters and nine months ended September 30, 2015 and 2014.

Table 53 - Adjusted Consolidated Statement of Operations for the Quarter Ended September 30, 2015 (Non-GAAP)

(Unaudited)	Quarter ended September 30, 2015
(In thousands)	Actual Results (US GAAP)	BPNA Reorganization [2]	Doral Transaction [3]	MSR’s Acquired [4]	Impairment of Loans Under Proposed Portfolio Sale [5]	Adjusted Results (Non-GAAP)
Net interest income	$350,735	$—	$—	$—	$—	$350,735
Provision for loan losses – non-covered loans	69,568	—	—	—	10,126	59,442
Provision (reversal) for loan losses – covered loans [1]	(2,890)	—	—	—	—	(2,890)

Net interest income after provision for loan losses	284,057	—	—	—	(10,126)	294,183
Mortgage banking activities	24,195	—	844	4,378	—	18,973
FDIC loss-share income	1,207	—	—	—	—	1,207
Other non-interest income	105,707	—	(10)	—	—	105,717

Total non-interest income	131,109	—	834	4,378	—	125,897

Personnel costs	120,863	—	806	—	—	120,057
Net occupancy expenses	21,277	—	1,151	—	—	20,126
Equipment expenses	14,739	—	—	—	—	14,739
Professional fees	77,154	—	3,599	—	—	73,555
Communications	6,058	—	—	—	—	6,058
Business promotion	12,325	—	100	—	—	12,225
Other real estate owned (OREO) expenses	7,686	—	—	—	—	7,686
Restructuring costs	481	481	—	—	—	—
Other operating expenses	46,314	—	—	—	—	46,314

Total operating expenses	306,897	481	5,656	—	—	300,760

Income from continuing operations before income tax	108,269	(481)	(4,822)	4,378	(10,126)	119,320
Income tax (benefit) expense	22,620	—	(1,050)	1,707	(3,949)	25,912

Income from continuing operations	$85,649	$(481)	$(3,772)	$2,671	$(6,177)	$93,408

Loss from discontinued operations, net of tax	$(9)	$(9)	$—	$—	$—	$—

Net income	$85,640	$(490)	$(3,772)	$2,671	$(6,177)	$93,408

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Represents restructuring charges associated with the reorganization of BPNA.

[3]	Includes approximately $0.8 million of fees charged for loan servicing cost to the FDIC, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $0.8 million, building rent expense of Doral Bank’s administrative offices for $1.2 million and professional fees and business promotion expenses directly associated with the Doral Transaction and systems conversion for $3.7 million.
[4]	Represents the fair value of mortgage servicing rights acquired for a portfolio previously serviced by Doral Bank, for which the Corporation acted as a backup servicer, under a pre-existing contract.
[5]	Represents impairment based on the estimated fair value of loans acquired from Westernbank, that the Corporation has the intent to sell and are subject to the ongoing arbitration with the FDIC.

Table 54 - Adjusted Consolidated Statement of Operations for the Quarter Ended September 30, 2014 (Non-GAAP)

(Unaudited)	Quarter ended September 30, 2014
(In thousands)	Actual Results (US GAAP)	BPNA Reorganization [2]	Income Tax Adjustments [3]	Indemnification Asset Adjustment [4]	Adjusted Results (Non-GAAP)
Net interest income (expense)	$326,421	$(20,663)	$—	$—	$347,084
Provision for loan losses – non-covered loans	68,166	11,950	—	—	56,216
Provision for loan losses – covered loans [1]	12,463	—	—	—	12,463

Net interest income after provision for loan losses	245,792	(32,613)	—	—	278,405
Mortgage banking activities	14,402	—	—	—	14,402
FDIC loss-share income	(4,864)	—	—	15,046	(19,910)
Other non-interest income	114,792	—	—	—	114,792

Total non-interest income	124,330	—	—	15,046	109,284

Personnel costs	104,542	—	—	—	104,542
Net occupancy expenses	21,203	—	—	—	21,203
Equipment expenses	12,370	—	—	—	12,370
Professional fees	67,649	—	—	—	67,649
Communications	6,455	—	—	—	6,455
Business promotion	13,062	—	—	—	13,062
Other real estate owned (OREO) expenses	19,745	—	—	—	19,745
Restructuring costs	8,290	8,290	—	—	—
Other operating expenses	57,324	—	—	—	57,324

Total operating expenses	310,640	8,290	—	—	302,350

Income from continuing operations before income tax	59,482	(40,903)	—	15,046	85,339
Income tax (benefit) expense	26,667	—	20,048	3,009	3,610

Income from continuing operations	$32,815	$(40,903)	$(20,048)	$12,037	$81,729

Income from discontinued operations, net of tax	$29,758	$29,758	$—	$—	$—

Net income	$62,573	$(11,145)	$(20,048)	$12,037	$81,729

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Includes losses on bulk sales and reclassifications to loans held-for-sale of classified and legacy loans for an aggregated net loss $12.0 million, loss on the refinancing of structured repos for $20.7 million recorded as interest expense, restructuring cost of $8.3 million and the net gain of $25.8 million on the sale of Central Florida and Illinois regional operations, which was offset by cost directly associated with the unwinding of the regions subject to the sales for $4.8 million.
[3]	On July 1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which , among other things, changed the income tax rate for capital gains for 15% to 20%. As a result, the Corporation recognized an income tax expense of $20.0 million, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank.
[4]	The FDIC indemnity asset amortization included a positive adjustment of $15.0 million to reverse the impact of accelerated amortization expense recorded in prior periods.

Table 55 - Adjusted Consolidated Statement of Operations (Non-GAAP) - Comparative Quarters

(Unaudited)	Adjusted Results (Non-GAAP) for the quarters ended
(In thousands)	September 30, 2015	September 30, 2014	Variance
Net interest income	$350,735	$347,084	$3,651
Provision for loan losses – non-covered loans	59,442	56,216	3,226
Provision for loan losses – covered loans [1]	(2,890)	12,463	(15,353)

Net interest income after provision for loan losses	294,183	278,405	15,778
Mortgage banking activities	18,973	14,402	4,571
FDIC loss-share income	1,207	(19,910)	21,117
Other non-interest income	105,717	114,792	(9,075)

Total non-interest income	125,897	109,284	16,613

Personnel costs	120,057	104,542	15,515
Net occupancy expenses	20,126	21,203	(1,077)
Equipment expenses	14,739	12,370	2,369
Professional fees	73,555	67,649	5,906
Communications	6,058	6,455	(397)
Business promotion	12,225	13,062	(837)
Other real estate owned (OREO) expenses	7,686	19,745	(12,059)
Other operating expenses	46,314	57,324	(11,010)

Total operating expenses	300,760	302,350	(1,590)

Income from continuing operations before income tax	119,320	85,339	33,981
Income tax expense	25,912	3,610	22,302

Income from continuing operations	$93,408	$81,729	$11,679

Net income	$93,408	$81,729	$11,679

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.

Table 56 - Adjusted Consolidated Statement of Operations for the Nine Months Ended September 30,2015 (Non-GAAP)

(Unaudited)		For the nine months ended September 30, 2015
(In thousands)	Actual Results (US GAAP)	BPNA Reorganization [2]	Doral Transaction [3]	OTTI [4]	Reversal DTA - PNA [5]	Loss on Bulk Sale of Covered OREOs [6]	Adjustment to FDIC Indemnification Asset [7]	MSR’s Acquired [8]	Impairment of Loans Under Proposed Portfolio Sale [9]	Adjusted Results (Non- GAAP)
Net interest income	$1,056,483	$—	$—	$—	$—	$—	$—	$—	$—	$1,056,483
Provision for loan losses – non-covered loans	159,747	—	—	—	—	—	—	—	10,126	149,621
Provision for loan losses – covered loans [1]	23,200	—	—	—	—	—	—	—	—	23,200

Net interest income after provision for loan losses	873,536	—	—	—	—	—	—	—	(10,126)	883,662
Mortgage banking activities	58,372		844					4,378	—	53,150
Other-than-temporary impairment losses on investment securities	(14,445)	—	—	(14,445)	—	—	—	—	—	—
FDIC loss-share income	24,421	—	—	—	—	17,566	(10,887)	—	—	17,742
Other non-interest income	318,755	—	2,072	—	—	—	—		—	316,683

Total non-interest income	387,103	—	2,916	(14,445)	—	17,566	(10,887)	4,378	—	387,575

Personnel costs	358,298	—	7,103	—	—	—	—	—	—	351,195
Net occupancy expenses	66,272	—	4,103	—	—	—	—	—	—	62,169
Equipment expenses	44,075	—	725	—	—	—	—	—	—	43,350
Professional fees	231,131	—	15,481	—	—	—	—	—	—	215,650
Communications	18,387	—	70	—	—	—	—	—	—	18,317
Business promotion	36,914	—	501	—	—	—	—	—	—	36,413
Other real estate owned (OREO) expenses	75,571	—	—	—	—	21,957	—	—	—	53,614
Restructuring costs	17,408	17,408	—	—	—	—	—	—	—	—
Other operating expenses	134,356	—	509	—	—	—	—	—	—	133,847

Total operating expenses	982,412	17,408	28,492	—	—	21,957	—	—	—	914,555

Income from continuing operations before income tax	278,227	(17,408)	(25,576)	(14,445)	—	(4,391)	(10,887)	4,378	(10,126)	356,682
Income tax (benefit) expense	(478,344)	—	(7,690)	(2,486)	(544,927)	(1,712)	(2,177)	1,707	(3,949)	82,890

Income from continuing operations	$756,571	$(17,408)	$(17,886)	$(11,959)	$544,927	$(2,679)	$(8,710)	$2,671	$(6,177)	$273,792

Income from discontinued operations, net of tax	$1,347	$1,347	$—	$—	$—	$—	$—	$—	$—	$—

Net income	$757,918	$(16,061)	$(17,886)	$(11,959)	$544,927	$(2,679)	$(8,710)	$2,671	$(6,177)	$273,792

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Represents restructuring charges associated with the reorganization of BPNA.
[3]	Includes approximately $0.8 million of fees charged for loan servicing cost to the FDIC, $2.1 million of fees charged for services provided to the alliance co-bidders, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $7.1 million, building rent expense of Doral Bank’s administrative offices for $4.1 million, professional fees and business promotion expenses directly associated with the Doral Bank Transaction and systems conversion for $16.0 million and other expenses, including equipment, business promotions and communications, of $1.3 million.
[4]	Represents an other than temporary impairment (“OTTI”) recorded on Puerto Rico government investment securities available- for- sale. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s announcements regarding its ability to pay its debt, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other than temporary.
[5]	Represents the partial reversal of the valuation allowance of a portion of the deferred tax asset amounting to approximately $1.2 billion, at the U.S. operations.
[6]	Represents the loss on a bulk sale of covered OREOs completed in the second quarter and the related mirror accounting of the 80% reimbursable from the FDIC.
[7]	The quarter’s negative amortization of the FDIC’s Indemnification Asset included a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations.
[8]	Represents the fair value of mortgage servicing rights acquired for a portfolio previously serviced by Doral Bank, for which the Corporation acted as a backup servicer, under a pre-existing contract.
[9]	Represents impairment based on the estimated fair value of loans acquired from Westernbank, that the Corporation has the intent to sell and are subject to the ongoing arbitration with the FDIC.

Table 57 - Adjusted Consolidated Statement of Operations for the Nine Months Ended September 30, 2014 (Non-GAAP)

(Unaudited)	For the nine months ended September 30, 2014
(In thousands)	Actual Results (US GAAP)	TARP repayment discount amortization and Income Tax adjustments [2]	Goodwill impairment and Restructuring charges [3]	BPNA Reorganization [4]	Income Tax Adjustments [5]	Indemnification Asset Adjustment [6]	Adjusted Results (Non-GAAP)
Net interest income	$618,211	$(414,068)	$—	$(20,663)	$—	$—	$1,052,942
Provision for loan losses – non-covered loans	172,362	—	—	11,950	—	—	160,412
Provision for loan losses – covered loans [1]	49,781	—	—	—	—	—	49,781

Net interest income after provision for loan losses	396,068	(414,068)	—	(32,613)	—	—	842,749
Mortgage banking activities	21,868	—	—	—	—	—	21,868
FDIC loss-share income (expense)	(84,331)	—	—	—	—	12,492	(96,823)
Other non-interest income	345,614	—	—	—	—	—	345,614

Total non-interest income	283,151	—	—	—	—	12,492	270,659

Personnel costs	307,943	—	—	—	—	—	307,943
Net occupancy expenses	62,830	—	—	—	—	—	62,830
Equipment expenses	35,826	—	—	—	—	—	35,826
Professional fees	201,672	—	—	—	—	—	201,672
Communications	19,565	—	—	—	—	—	19,565
Business promotion	40,486	—	—	—	—	—	40,486
Other real estate owned (OREO) expenses	29,595	—	—	—	—	—	29,595
Restructuring costs	12,864	—	4,574	8,290	—	—	—
Other operating expenses	152,897	—	—	—	—	—	152,897

Total operating expenses	863,678	—	4,574	8,290	—	—	850,814

(Loss) income from continuing operations before income tax	(184,459)	(414,068)	(4,574)	(40,903)	—	12,492	262,594
Income tax expense	45,807	(15,393)	—	—	20,048	2,498	38,654

(Loss) income from continuing operations	$(230,266)	$(398,675)	$(4,574)	$(40,903)	$(20,048)	$9,994	$223,940

(Loss) income from discontinued operations, net of tax	$(132,066)	$—	$(161,824)	$29,758	$—	$—	$—

Net (loss)\income	$(362,332)	$(398,675)	$(166,398)	$(11,145)	$(20,048)	$9,994	$223,940

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Income tax adjustments include a benefit of approximately $23.4 million related to a Closing Agreement with the PR Department of Treasury, completed during the second quarter of 2014 and the negative impact of the deferred tax asset valuation allowance of approximately $8.0 million recorded at the Holding Company, due to the difference in the tax treatment of the interest expense related to the TARP funds and the newly issued $450 million senior notes.
[3]	Adjustments included within Loss from discontinued operations include approximately $186.5 million of goodwill impairment charge and $6.9 million in transaction costs, which include severance payment expenses, legal and other professional services, incurred in connection with the agreements to sell the U.S. regional operations. Adjustments within operating expenses are related to restructuring charges incurred in connection with the reorganization of PCB.
[4]	Includes losses on bulk sales and reclassifications to loans held-for-sale of classified and legacy loans for an aggregated net loss $12.0 million, loss on the refinancing of structured repos for $20.7 million recorded as interest expense, restructuring cost of $8.3 million and the net gain of $25.8 million on the sale of Central Florida and Illinois regional operations, which was offset by cost directly associated with the unwinding of the regions subject to the sales for $4.8 million.
[5]	On July 1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which , among other things, changed the income tax rate for capital gains for 15% to 20%. As a result, the Corporation recognized an income tax expense of $20.0 million, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank.

[6]	The FDIC indemnity asset amortization included a positive adjustment of $12.5 million to reverse the impact of accelerated amortization expense recorded in prior periods.

Table 58 - Adjusted Consolidated Statement of Operations (Non-GAAP) - Comparative Nine Months Ended

(Unaudited)	Adjusted Results (Non-GAAP) for the nine months ended
(In thousands)	September 30, 2015	September 30, 2014	Variance
Net interest income	$1,056,483	$1,052,942	$3,541
Provision for loan losses – non-covered loans	149,621	160,412	(10,791)
Provision for loan losses – covered loans [1]	23,200	49,781	(26,581)

Net interest income after provision for loan losses	883,662	842,749	40,913
Mortgage banking activities	53,150	21,868	31,282
FDIC loss-share income	17,742	(96,823)	114,565
Other non-interest income	316,683	345,614	(28,931)

Total non-interest income	387,575	270,659	116,916

Personnel costs	351,195	307,943	43,252
Net occupancy expenses	62,169	62,830	(661)
Equipment expenses	43,350	35,826	7,524
Professional fees	215,650	201,672	13,978
Communications	18,317	19,565	(1,248)
Business promotion	36,413	40,486	(4,073)
Other real estate owned (OREO) expenses	53,614	29,595	24,019
Other operating expenses	133,847	152,897	(19,050)

Total operating expenses	914,555	850,814	63,741

Income from continuing operations before income tax	356,682	262,594	94,088
Income tax expense (benefit)	82,890	38,654	44,236

Income from continuing operations	$273,792	$223,940	$49,852

Net income	$273,792	$223,940	$49,852

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 26, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A - Risk Factors” in our 2014 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2014 Annual Report.

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

Popular is exposed to geographical and government risk. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.5% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014. The changes in the gross national product in fiscal years 2012, 2013 and 2014 also have to be analyzed in light of the large amount of governmental stimulus and deficit spending in those fiscal years. Although the forecast for fiscal years 2015 and 2016 has not been made public, gross national product for fiscal year 2015 is expected to decrease, based on available monthly economic indicators. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is a coincident indicator of ongoing economic activity, reflected a 1.6% reduction in the average for fiscal year 2015 (July 2014 to June 2015), compared to the prior fiscal year. For the first three months of fiscal year 2016, the Economic Activity Index remained flat when compared to the same period of the prior fiscal year.

The Commonwealth of Puerto Rico (the “Commonwealth”) has experienced and continues to experience significant budget deficits, which have been historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. As a result of the downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings and recent liquidity constraints at the Commonwealth central government level and GDB, the Commonwealth’s ability to finance future budget deficits is expected to be very limited.

The Government’s most recent estimate of the budget deficit for fiscal year 2015 is approximately $703 million. For fiscal year 2016, the Government recently approved a $9.8 billion budget, which is $235 million higher than the approved budget for fiscal year 2015 due primarily to a significant increase in debt service payments and special pension contributions. In October 2015, however, the Government revised its revenue estimate for fiscal year 2016, to $9.471 billion, which is $329 million lower than budgeted. In order to address this reduction, the Government will have to implement additional revenue raising and expense reduction measures.

The Commonwealth’s public corporations and instrumentalities are also facing financial challenges. On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted.

In July 2014, certain holders of PREPA bonds and an investment manager, on behalf of funds which hold PREPA bonds, filed separate lawsuits in the United States District Court for the District of Puerto Rico (the “District Court”) seeking a declaratory judgment that the Recovery Act violates several provisions of the United States Constitution. The District Court consolidated the actions. On February 6, 2015, the District Court issued an opinion and order declaring the Recovery Act unconstitutional and stating that it was preempted by the federal Bankruptcy Code. The District Court permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth filed an expedited appeal before the United States Court of Appeals for the First Circuit and, on July 6, 2015, the Court of Appeals affirmed the lower court’s decision. The Commonwealth has filed a petition for certiorari in the United States Supreme Court, which is currently pending.

In August 2014, PREPA entered into forbearance agreements with certain bondholders, municipal bond insurers, and lenders (including BPPR) pursuant to which the forbearing creditors agreed to forbear from exercising certain rights and remedies under their applicable debt instruments. On November 5, 2015, PREPA announced that it had entered into a restructuring support agreement with certain creditors setting forth the economic terms of a recovery plan. Execution of the transactions set forth in the restructuring support agreement is subject to a number of material conditions, including the enactment of legislation, and there can be no assurance that those conditions will be met. PREPA’s monoline bond insurers are not party to the restructuring support agreement. At September 30, 2015, BPPR’s exposure to PREPA was $45.0 million.

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

In response to the continued fiscal and economic challenges, the Government of Puerto Rico engaged a group of former IMF economists to analyze the Commonwealth’s economic and financial stability and growth prospects. The group’s final report, commonly known as the “Krueger Report,” was delivered to the Governor of Puerto Rico on June 28, 2015 and states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility. Some of the report’s principal conclusions are as follows: (i) the economic problems of Puerto Rico are structural, not cyclical, and are not going away without structural reforms, (ii) fiscal deficits are much larger than assumed and are set to deteriorate, (iii) the central government deficits (as measured in the report) over the coming years imply an unsustainable trajectory of large financing gaps, and (iv) Puerto Rico’s public debt cannot be made sustainable without growth, nor can growth occur in the face of structural obstacles and doubts about debt sustainability.

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

On June 29, 2015, the Governor of Puerto Rico issued an Executive Order to create the Puerto Rico Fiscal and Economic Recovery Working Group (the “Working Group”). The Working Group was created to consider the measures necessary, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and to develop and recommend to the Governor of Puerto Rico a fiscal and economic adjustment plan.

On September 9, 2015, the Working Group presented a draft of the Fiscal and Economic Growth Plan (the “FEGP”). The FEGP projects that, absent further corrective action, the Commonwealth’s cumulative financing gap from fiscal years 2016 to 2020 will be approximately $27.8 billion, and that this financing gap could be reduced to approximately $14 billion through a combination of identified revenue increases, expense reduction and economic growth measures. The FEGP concludes that the remaining financing gap would have to be addressed through debt restructuring and that, unless economic growth can be achieved, the Commonwealth’s debt is not sustainable. The FEGP also reflects that, absent emergency measures, Puerto Rico’s Treasury and single cash account will each exhaust their liquidity before the end of the calendar year. The Working Group recommends that the Commonwealth begin working on a voluntary exchange offer to creditors to seek a consensual debt restructuring. The FEGP is publicly available in GDB’s website.

On October 21, 2015, the Obama Administration released a proposal to address Puerto Rico’s urgent fiscal crisis. The proposal states that Puerto Rico is in the midst of an economic and fiscal crisis that requires Congressional action and makes the following recommendations: (i) Congress should extend Chapter 9 of the U.S. Bankruptcy Code to Puerto Rico, and also provide a broader legal framework to allow for a comprehensive restructuring of Puerto Rico’s liabilities, (ii) Congress should provide independent fiscal oversight to ensure Puerto Rico adheres to its recovery plan and fully implements proposed reforms, (iii) Congress should provide a long-term solution to Puerto Rico’s historically inadequate Medicaid treatment, and (iv) Congress should extend to Puerto Rico certain proven measures to reward work and stimulate growth, such as the Earned Income Tax Credit. On October 22, 2015, the United States Senate Committee on Energy and Natural Resources held a hearing on Puerto Rico’s economy, debt and options for Congress. A senior adviser to the U.S. Secretary of the Treasury testified before Congress in support of the Obama Administration proposals.

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

The Commonwealth has implemented various measures to deal with the liquidity challenges it faces during fiscal year 2016, besides not appropriating for the payment of PFC bonds mentioned above. Some of these measures include: (i) advances to the Treasury Department from the two largest government retirement systems for the payment by the Treasury Department of retirement benefits to participants (instead of the usual reimbursements for payments made by the Treasury Department on behalf of the retirement systems); (ii) placing $400 million of tax and revenue anticipation notes with certain Commonwealth instrumentalities to fund fiscal year 2016 working capital needs; (iii) suspending during fiscal year 2016 Commonwealth set-asides required by Act No. 39 of May 13, 1976, as amended, for the payment of its general obligation debt; (iv) delaying the payment of third-party payables or amounts due to public corporations; and (v) delaying the payment of income tax refunds. Some of these measures are unsustainable and have significant negative economic effects. Also, since these measures are not sufficient to address the Commonwealth’s liquidity needs, the Commonwealth has indicated it will need to implement additional measures.

On May 29, 2015, the Commonwealth enacted Act No. 72 (“Act 72-2015”), which, inter alia, increased the sales and use tax (“SUT”) rate and provided for a transition to a value added tax (“VAT”) to substitute the central government’s portion of the SUT, subject to certain conditions. Commencing on July 1, 2015, transactions that were subject to the 7% SUT are subject to an 11.5% SUT (10.5% collected by the Treasury Department, of which 0 .5% goes to a special fund for the municipalities, and 1% collected by the municipalities). The SUT will be in effect until March 31, 2016, unless the Secretary of Treasury extends the effectiveness of the SUT for an additional 60 day period.

In addition, from on October 1, 2015 and until March 31, 2016: (i) business-to-business transactions that are currently taxable are subject to an 11.5% SUT, (ii) certain business-to-business services and designated professional services that were previously exempt from SUT are subject to a Commonwealth SUT of 4% (but no municipal SUT will apply to these services), and (iii) specific services are exempt from SUT. After March 31, 2016 (or the extended sunset date provided for the SUT at the discretion of the Secretary of Treasury), all transactions subject to the SUT will be subject to a new VAT of 10.5% plus a 1% municipal SUT.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If global or local economic conditions worsen or the Government of Puerto Rico is unable to obtain financing and manage its fiscal crisis, including the restructuring of its debt obligations, in an orderly manner while honoring its debt obligations as they come due, those adverse effects could continue or worsen in ways that we are not able to predict. Any reduction in consumer spending as a result of these issues may also adversely impact our non-interest revenues.

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

On March 19, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine BPPR and the FDIC’s disputes concerning the Disputed Asset. The statement of claim requests a declaration that the Disputed Asset is a “Shared-Loss Asset” under the commercial loss share agreement, a declaration that the restructuring is a “Permitted Amendment” under the commercial loss share agreement, and an order that the FDIC reimburse the Bank for approximately $53.3 million for the Charge-Off of the Disputed Asset, plus interest at the applicable rate. On April 1, 2015, the FDIC notified BPPR that it was clawing back approximately $1.7 million in reimbursable expenses relating to the Disputed Asset that the FDIC had previously paid to BPPR. Thus, on April 13, 2015, BPPR notified the American Arbitration Association and the FDIC of an increase in the amount of its damages by approximately $1.7 million. The review board in the arbitration concerning the Disputed Asset is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing date has been set for August 2016.

In addition, in November and December 2014, BPPR proposed separate portfolio sales of Shared-Loss Assets to the FDIC. The FDIC refused to consent to either sale, stating that those sales did not represent best efforts to maximize collections on Shared-Loss Assets under the commercial loss share agreement. In March 2015, BPPR proposed a third portfolio sale to the FDIC, and in May 2015, BPPR proposed a fourth portfolio sale to the FDIC.

BPPR disagrees with the FDIC’s characterization of the November and December 2014 portfolio sale proposals and with the FDIC’s interpretation of the commercial loss share agreement provision governing portfolio sales. Accordingly, on March 13, 2015, BPPR delivered to the FDIC a notice of dispute under the commercial loss share agreement. On June 8, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board resolve the disputes concerning those proposed portfolio sales. On June 15, 2015, BPPR amended its statement of claim to include a claim for the FDIC-R’s refusal to timely concur in the third sale proposed in March 2015. On June 29, 2015, the FDIC informed BPPR that it would reimburse the Bank for losses arising from the primary portfolio of the third proposed sale, but only subject to conditions to which BPPR objects. The FDIC also informed BPPR that it would not concur in the secondary portfolio of the third proposed sale or in the fourth proposed sale. On September 4, 2015, BPPR filed a second amended statement of claim concerning the FDIC’s refusal to concur in the third and fourth portfolio sales as proposed by BPPR. The review board in the arbitration concerning the proposed portfolio sales is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing is scheduled to be held in the fall of 2016.

The shared-loss arrangement described above expired on June 30, 2015. As of September 30, 2015, BPPR had unreimbursed loss claims related to the commercial loss-sharing arrangement amounting to $232 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which include approximately $90 million related to losses claimed during the second quarter of 2015 and approximately $142 million which are subject to the arbitration proceedings described above. This last figure may continue to increase to the extent that the assets that are the subject of the portfolio sales arbitration further decline in value. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on June 30, 2015), with additional recovery sharing for three years thereafter. As of September 30, 2015, the carrying value of covered loans approximated $0.7 billion, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of September 30, 2015 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2015 under the 2004 Omnibus Incentive Plan.

Not in thousands	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1- July 31	—	—	—	—
August 1- August 31	1,994	$30.59	—	—
September 1- September 30	—	—	—	—

Total September 30, 2015	1,994	$30.59	—	—

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

POPULAR, INC.
(Registrant)
Date: November 9, 2015	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President & Chief Financial Officer

Date: November 9, 2015	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller