Form 10-K
period 2015-12-31
POPULAR INC
filed 2016-02-29
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $ 2,935,062,000 based upon the reported closing price of $28.86 on the NASDAQ Global Select Market on that date.

As of February 22, 2016, there were 103,667,539 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2015 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 24, 2016.

Forward-Looking Statements

The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (“Popular”, the “Corporation”, “we”, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to expected earnings levels, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, the anticipated impacts of our acquisition of certain assets and deposits (other than certain brokered deposits) of Doral Bank (“Doral”) from the Federal Deposit Insurance Corporation (“FDIC”) as receiver, including our expectation that the transaction will be accretive, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continues”, “expect”, “estimate”, “intend”, “project” and similar expressions and future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions are generally intended to identify forward-looking statements.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the impact of the Commonwealth of Puerto Rico’s fiscal crisis, and the measures taken and to be taken by the Puerto Rico Government, on the economy and our business, and the ability of the Government to manage this crisis in an orderly manner;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation assessments;

•	possible legislative, tax or regulatory changes; and

•	risks related to the Doral transaction, including (a) our ability to maintain customer relationships and (b) risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following:

•	negative economic conditions that adversely affect the housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;

•	risks associated with maintaining customer relationships from our acquisition of certain assets and deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver;

•	changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets;

•	changes in market rates and prices which may adversely impact the value of financial assets and liabilities;

•	liabilities resulting from litigation and regulatory investigations;

•	changes in accounting standards, rules and interpretations;

•	our ability to grow our core businesses;

•	decisions to downsize, sell or close units or otherwise change our business mix; and

•	management’s ability to identify and manage these and other risks.

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $35.8 billion, total deposits of $27.2 billion and stockholders’ equity of $5.1 billion at December 31, 2015. At December 31, 2015, we ranked among the 50 largest U.S. banks based on total assets according to information gathered and disclosed by the Federal Reserve Board.

We operate in two principal markets:

•	Puerto Rico: We provide retail, mortgage, and commercial banking services through our principal banking subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or “BPPR”), as well as auto and equipment leasing and financing, investment banking, broker-dealer and insurance services through specialized subsidiaries.

•	Mainland United States: We operate Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, Inc. (“E-LOAN”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, New Jersey and Florida, under the name of Popular Community Bank (“PCB”). E-LOAN markets deposit accounts under its name for the benefit of BPNA.

Our two reportable business segments for accounting purposes, BPPR and BPNA, correspond to our Puerto Rico and mainland United States businesses, respectively. Following the sale in the third quarter of 2010 of a 51% ownership interest and subsequent sales of shares, as discussed below, of EVERTEC, Inc. (“EVERTEC”), our financial transaction processing and technology services business, we report our remaining 15.54 % ownership interest in this business in our “Corporate” group, which also includes the holding company operations and certain other equity investments.

The sections that follow provide a description of significant transactions that have impacted or will impact our current and future operations.

Significant Events for 2015

Acquisition of certain assets and deposits of Doral Bank from the FDIC as receiver

On February 27, 2015, BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and assumed all non-brokered deposits of Doral Bank from the FDIC, as receiver (the “Doral Bank Transaction”).

After taking into account the transfers to unaffiliated alliance co-bidders, BPPR and PCB assumed deposits amounting to approximately $2.2 billion and acquired commercial and residential loans amounting to approximately $1.5 billion, substantially all of which were in performing status. Additionally, the acquisition included approximately $0.6 billion in investment securities, cash and other assets. There is no loss-sharing arrangement with the FDIC on the acquired assets.

In connection with the Doral Bank Transaction, during the second quarter of 2015, BPPR completed the acquisition of mortgage servicing rights on three pools of residential mortgage loans serviced for Ginnie Mae, Fannie Mae and Freddie Mac, with an unpaid principal balance of approximately $5.0 billion, from the FDIC as receiver for Doral Bank. The aggregate purchase price for the mortgage servicing rights and related servicing advances was approximately $56 million.

As a result of the Doral Bank Transaction, the Corporation recorded goodwill of approximately $163 million and a core deposit intangible asset of approximately $13 million. Refer to Note 4, Business Combination, to the consolidated financial statements for a detail of the assets and liabilities, fair value estimates and goodwill recorded in connection with the Doral Bank Transaction.

Other assets acquired from Doral

During 2015, the Corporation acquired the Doral Insurance Agency portfolio, as part of a separate bidding process after Doral Financial Corporation filed for bankruptcy. As a result of this acquisition, the Corporation recorded $17.3 million in customer relationship intangibles.

The Corporation also acquired mortgage servicing rights for a portfolio previously serviced by Doral Bank, with approximately $873 million in unpaid principal balance, in connection with a pre-existing backup servicing agreement. As a result, the fair value of the Corporation’s mortgage servicing rights reflected an increase of approximately $4.4 million. The Corporation also purchased the servicing advances related to this portfolio from the FDIC, as receiver of Doral Bank, for a price of $46.6 million.

Reinstatement of quarterly cash dividend

During the third quarter of 2015, the Corporation reinstated the quarterly cash dividend on its outstanding common stock. Cash dividends of $0.15 per share were declared during the third and fourth quarters of 2015 and were subsequently paid on October 7, 2015 and January 4, 2016, respectively. This represented a quarterly cash dividend of $15.5 million for each quarter.

Restructuring of the U.S. Operations

The Corporation completed its centralization of certain back office operations of PCB in Puerto Rico and New York. The Corporation incurred $45.1 million in restructuring charges of which approximately $26.7 million were incurred during 2014 and $18.4 million during 2015 related to this restructuring plan.

During 2014, the Corporation completed the sale of its California, Central Florida and Illinois regions, as part of the reorganization of its U.S. operations. The operating results from these regions have been separately presented for all periods as discontinued operations.

Expiration of the commercial shared-loss arrangement with the FDIC

The shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired for Westernbank, in 2010 expired on June 30, 2015. Loans with a carrying amount at June 30, 2015 of approximately $248.7 million, which were reclassified to “non-covered” in the accompanying statement of financial condition, are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC. Until the disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. As of December 31, 2015, losses amounting to $149 million related to these assets are reflected in the FDIC indemnification asset as a receivable from the FDIC. Refer to additional information of these disputes on Note 30, Commitments and Contingencies, to the accompanying financial statements.

Partial reversal of the deferred tax asset valuation allowance

During the year ended December 31, 2015, the Corporation recorded a partial reversal of the valuation allowance on its deferred tax assets from its U.S. operations for approximately $589.0 million. The Corporation concluded that it is more likely than not that a portion of the total of $1.2 billion on deferred tax assets at the U.S. operations, comprised mainly of net operating losses (“NOLs”), will be realized. The Corporation based its determination on its estimated earnings for the remaining carryforward period – eighteen years beginning with the 2016 fiscal year – available to utilize the deferred tax asset to reduce its income tax obligations.

The increase in the net deferred tax asset did not have a material impact on regulatory capital. However, it increased the tangible book value per common share by $5.68.

Puerto Rico Business

General.

We offer in Puerto Rico a variety of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $27.7 billion, deposits of $22.4 billion and stockholder’s equity of $3.6 billion at December 31, 2015. BPPR accounted for 78% of our total consolidated assets at December 31, 2015. BPPR has the largest retail franchise in Puerto Rico, with 168 branches and 602 automated teller machines (“ATMs”) as of December 31, 2015. BPPR also operates eight branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. In the Virgin Islands, BPPR had 21 ATMs at the end of 2015. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation.

Our Puerto Rico operations include those of Popular Auto, LLC, a wholly owned subsidiary of BPPR, a vehicle and equipment financing, leasing and daily rental company. The residential mortgages originations business is conducted by Popular Mortgage, a division of BPPR. In Puerto Rico, we also offer financial advisory, investment and securities brokerage services for institutional and retail customers through our securities broker-dealer Popular Securities, LLC, (“Popular Securities”) a wholly-owned subsidiary of Popular. As of December 31, 2015, Popular Securities had $62.3 million in total assets and $3.9 billion in assets under management. In addition, BPPR has various special purpose vehicles holding specific assets acquired in satisfaction of loans for real estate development projects and commercial loans.

We offer insurance and reinsurance services through Popular Insurance, LLC, a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $33.3 million and $18.2 million, respectively, for the year ended December 31, 2015. We also own Popular Risk Services, LLC, an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.

Lending Activities.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. Loans held-for-sale in Puerto Rico amounted to $136 million at December 31, 2015.

We concentrate our lending activities in the following areas:

(1)	Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations, finance, working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties as well as owner occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantees of the business owners. CRE loans consist of loans for income producing real estate properties and real estate developers and the financing of owner-occupied facilities. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non-owner-occupied CRE loans are generally made to finance office and industrial buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans in Puerto Rico were $7.4 billion as of December 31, 2015, and represented 42% of our total loan portfolio in Puerto Rico. For greater detail of the breakdown of our Commercial portfolio refer to the Table under the caption “Business Concentration” in this section.

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

Total construction loans in Puerto Rico were $ 101 million as of December 31, 2015, and represented less than 1% of our total loan portfolio in Puerto Rico. BPPR is currently originating a limited amount of new construction loans.

(3)	Lease Financings. Lease financings are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

Total lease financings in Puerto Rico were $ 628 million as of December 31, 2015, and represented 4% of our total loan portfolio in Puerto Rico.

(4)	Residential Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year amortization term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a majority of our originations in the secondary mortgage market.

Total mortgage loans in Puerto Rico were $ 6.1 billion as of December 31, 2015, and represented 35% of our total loan portfolio in Puerto Rico.

(5)	Consumer. Consumer loans are mainly comprised of personal loans, credit cards, and automobile loans, and to a lesser extend home equity lines of credit (“HELOCs”) and other loans made by banks to individual borrowers. In this area, BPPR offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured. HELOCs include both home equity loans and lines of credit secured by a first or second mortgage on the borrower’s residence, which allows customers to borrow against the equity in their homes. Real estate market values as of the time HELOCs are granted directly affect the amount of credit extended and, in addition, changes in these values impact our exposure to losses in this type of loan.

Total consumer loans in Puerto Rico were $ 3.3 billion as of December 31, 2015, and represented 19 % of our total loan portfolio in Puerto Rico.

Covered Loans.

Loans acquired in the Westernbank FDIC-assisted transaction that are subject to a loss sharing agreement with the FDIC are referred to as “covered loans”. “Covered” foreclosed other real estate properties are also subject to loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to assets covered by such agreements (the “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse BPPR for 80% of all qualifying losses with respect to the covered assets during the covered period. BPPR will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed BPPR. The FDIC loss sharing agreements expired on June 30, 2015 for commercial (including construction) and consumer loans, with additional recovery sharing for three years thereafter. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on April 30, 2020).

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

At December 31, 2015, covered loans totaled $646 million or 2% of total consolidated assets of Popular.

True-up payment obligation to the FDIC

As part of the loss share agreement signed with the FDIC, BPPR agreed to make a true-up payment (the “true-up payment”) to the FDIC on the date that is 45 days following the last day (the “true-up measurement date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) ($1.1 billion)); plus (B) 25% of the cumulative shared loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). At December 31, 2015, the carrying amount of the true-up payment obligation amounted to $ 120 million. Refer to Note 14 to the accompanying financial statements.

Mainland United States Business

General.

Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2015, PNA had one principal subsidiary, BPNA, a full service commercial bank incorporated in the state of New York.

The banking operations of BPNA in the United States mainland are based in three states and are conducted under the name of Popular Community Bank. As previously discussed, during 2014, the Corporation completed the sale of its California, Illinois and Central Florida operations. The following table contains information of BPNA’s operations:

State	Branches	ATMs	Aggregate Assets ($ in billions)	Total Deposits ($ in billions)
New York	33	69	$2.57	$2.61
Florida	10	10	0.64	0.65
New Jersey	6	8	0.22	0.23

In addition, BPNA owns all of the outstanding stock of E-LOAN, Popular Insurance Agency USA, and Popular Equipment Finance, Inc., which ceased originations and holds a run-off portfolio of a lease financing portfolio. E-LOAN’s business currently consists solely of providing an online platform to raise deposits for BPNA. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of the BPNA restructuring plan implemented in late 2008. As a result of these initiatives, the total assets of Popular Equipment Finance, Inc. were reduced to $13.9 million at December 31, 2015. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker offering insurance and investment products across the BPNA branch network. Total revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2015 were $3.1 million.

Lending Activities.

We concentrate our lending activities in the mainland U.S. in the following areas:

(1)	Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties as well as owner-occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income-producing real estate properties and real estate developers and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non owner-occupied CRE loans are generally made to finance office and industrial buildings, healthcare facilities, multifamily buildings, and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans at BPNA were $ 2.7 billion as of December 31, 2015, and represented 58% of our total loan portfolio in the U.S.

(2)	Construction. Construction loans are CRE loans to companies or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction loan portfolio primarily consists of retail, residential (land and condominiums), office and warehouse product types. These loans are generally underwritten and managed by a specialized real estate group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total construction loans at BPNA were $ 580 million as of December 31, 2015, and represented 12% of our total loan portfolio in the U.S.

(3)	Legacy. The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at BPNA.

Total legacy portfolio at BPNA was $ 64 million as of December 31, 2015, and represented 1% of our total loan portfolio in the U.S.

(4)	Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year amortization term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a significant majority of our fixed-rate originations in the secondary market.

In response to economic conditions, we exited the origination of non-conventional mortgage loans in the U.S. mainland during 2008.

Total mortgage loans at BPNA were $ 909 million as of December 31, 2015, and represented 19% of our total loan portfolio in the U.S.

(5)	Consumer. Consumer loans include personal loans, credit cards, auto loans, HELOCs and other loans made by banks to individual borrowers. In this area, BPNA offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured.

As a result of our restructuring of the E-LOAN operations in prior years, consumer loans continue to decrease as the remaining closed-end second mortgages and HELOCs originated through the E-LOAN platform continue to be paid down or refinanced, in addition to a reduction in the loan origination activity since E-LOAN no longer operates as a direct lender.

Total consumer loans at BPNA were $491 million as of December 31, 2015, and represented 10 % of our total loan portfolio in the U.S.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2015, our credit exposure was centered in our $ 22.3 billion non-covered loan portfolio which represented 72% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

Business activities that expose us to credit risk are managed within the Board of Director’s Risk Management policy, and the Credit Risk Tolerance Limits policy which establishes limits that consider factors such as maintaining a prudent balance of risk-taking across diversified risk types and business units, compliance with regulatory guidance, controlling the exposure to lower credit quality assets, and limiting growth in, and overall exposure to, any product or risk segment where we do not have sufficient experience and a proven ability to predict credit losses.

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

Effective in April 2015, the Corporate Loan Review Unit was separated from the CCRMD, and incorporated into a new division named Corporate Loan Review and Model Risk Monitoring (“CLR & MRM“). Through the Commercial Loan Review Unit at the Corporate Loan Review Department (“CLRD”), CLR & MRM evaluates compliance with the Bank’s Commercial Credit Norms and Procedures and the precision of risk rating accuracy. The CLRD performs annual credit process reviews of several commercial portfolios, including small and middle market, construction, asset-based and corporate banking lending groups in BPPR, as well as BPNA’s commercial and construction portfolios. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of credit and collateral documentation. The monitoring performed by CLRD contributes to assess compliance with credit policies and underwriting standards, to determine the current level of credit risk, to evaluate the effectiveness of the credit management process and to identify control deficiencies that may arise in the credit-origination and management processes. Based on its findings, CLRD develops recommendations to implement corrective actions, if necessary, that help in maintaining a sound credit process and that credit risk is kept at an acceptable level.

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

As of December 31, 2015, $ 4.8 billion, or 64%, of our commercial and construction loans in Puerto Rico were secured by real estate, while in the mainland United States these figures totaled $ 2.4 billion, or 74%, respectively.

Consumer, Mortgage and Lease Financings: Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and Fair Isaac Corporation (FICO) credit score. Credit reports are obtained and reconciled with the financial statements provided to us. Although a standard industry definition for subprime loans does not exist, for risk assessment purposes, subprime consumer and mortgage loans in the BPPR segment are determined based on the final rule definition of higher risk consumer loans issued by the FDIC which was made effective during 2013. A higher-risk consumer loan is defined as a loan where, as of origination, or as of refinance, the probability of default (PD) within two years is greater than 20%. In Puerto Rico, as of December 31, 2015, consumer and mortgage loans with subprime characteristics consisted of $189.3 million (6% of the Puerto Rico consumer loan portfolio) and $699.0 million (11% of the Puerto Rico mortgage loan portfolio), respectively. Since the final rule definition is not applicable to our U.S. operation, subprime loans in the BPNA segment are defined as borrowers with one or a combination of certain credit risk factors, such as FICO credit scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios (higher than 50%) and inferior payment history, including factors such as defaults and limited credit history. As of December 31, 2015, our mainland United States consumer and mortgage loans with subprime characteristics consisted of $77.9 million (or 16% of the U.S. mainland consumer loan portfolio) and $337.5 million (or 37% of U.S. mainland mortgage loans portfolio). As part of the restructuring in 2008 of our U.S. mainland operations, we discontinued

originating loans with subprime characteristics in those operations, including the U.S. non-conventional mortgage loan portfolio and E-LOAN. Popular does not target subprime borrowers and does not offer products specifically designed for subprime borrowers.

As of December 31, 2015, there was a nominal amount of interest-only loans in our consumer loans portfolio and $78.9 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have a significant amount of adjustable rate mortgage loans in our Puerto Rico portfolio, except for a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product, with a term of up to 40 years, provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% fixed-rate for the remaining term. Consistent with our credit policies, the underwriting and loan approval process for our step loan mortgage product is based on a number of factors, including an assessment of each borrower’s personal financial condition (including verification of income, assets and FICO credit score), as well as debt-to-equity ratio, reserves, loan-to-value and prior mortgage experience. While Popular has not established specific limits for FICO credit scores, debt-to-income ratios and loan-to-values applicable to this product, the underwriting parameters applied to this product are generally similar to the standards used for the underwriting of our non-conforming loans, except for higher loan-to-value ratios (90% or higher). As of December 31, 2015, Popular had $377.9 million of these step loans.

As of December 31, 2015, $6.1 billion, or 65%, of our total consumer loans, including mortgage loans, in Puerto Rico were secured by real estate. In the United States mainland, these figures totaled $ 1.2 billion, or 71%, respectively. Lease financings are also secured by the underlying asset.

Loan extensions, renewals and restructurings

Loans with satisfactory credit profiles can be extended, renewed or restructured. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals and restructurings are done in the normal course of business and are not considered concessions, and the loans continue to be recorded as performing.

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

In addition to the legal lending limit established under applicable state banking law, discussed in detail below, business activities that expose the Corporation to credit risk should be managed within guidelines described in the Credit Risk Tolerance Limits policy. Limits are defined for loss and credit performance metrics, portfolio composition and concentration, and industry and name-level, which monitors lending concentration to a single borrower or a group of related borrowers, including specific lending limits based on industry or other criteria, such as a percentage of the banks’ capital.

Loans to borrowers with financial difficulties can be modified as a loss mitigation alternative. New terms and conditions of these loans are individually evaluated to determine a feasible loan restructuring. In many consumer and mortgage loans, a trial period is established where the borrower has to comply with three consecutive monthly payments under the new terms before implementing the new structure. Loans that are restructured, renewed or extended due to financial difficulties and the terms reflect concessions that would not otherwise be granted are considered as Troubled Debt Restructurings (“TDRs”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. TDRs also include loans for which the Corporation has entered into liquidation proceedings with borrowers in which neither principal or interest is forgiven, but the Corporation accepts payments which are different than the contractual payment schedule. Refer to additional information on TDRs on Note 13 to the consolidated financial statements included in the Annual Report for the year ended December 31, 2015.

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

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 44, “Segment Reporting”, to the consolidated financial statements included in the Annual Report.

Our loan portfolio is diversified by loan category. However, approximately 65% of our non-covered loan portfolio at December 31, 2015 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2015. “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category (non-covered)

(dollars in millions)

	BPPR	%	BPNA	%	POPULAR	%
C&I	$2,658	15	$872	19	$3,530	16
CRE	4,710	27	1,859	39	6,569	29
Construction	101	—	580	12	681	3
Legacy	—	—	64	1	64	—
Leases	628	4	—	—	628	3
Consumer	3,346	19	491	10	3,837	17
Mortgage	6,128	35	909	19	7,037	32

Total	$17,571	100	$4,775	100	$22,346	100

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At December 31, 2015, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $669 million, of which approximately $578 million is outstanding. Of the amount outstanding, $502 million consists of loans and $76 million are securities. Obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment amounted to $19 million of securities and $57 million of loans at December 31, 2015. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. Obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment, amounted to $57 million of securities and $445 million in loans at December 31, 2015. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. If the Government of Puerto Rico and its instrumentalities are unable to manage their fiscal crisis, the value of these obligations could be adversely affected, resulting in losses to us. Note 30 to the consolidated financial statements details the loan and investments representing the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities according to their maturities.

In addition, at December 31, 2015, the Corporation had $394 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default. These included $316 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $50 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $28 million of industrial development notes.

The Government of Puerto Rico is experiencing a severe fiscal crisis, which has adversely impacted the loans and securities described above and can result in further losses. For further discussion of our loan portfolio and geographical concentration, including the Government of Puerto Rico’s fiscal crisis, see “Financial Condition — Loans” and “Credit Risk Management and Loan Quality-Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The principal competitors for BPPR include locally based commercial banks and a few large U.S. and foreign banks with assets up to approximately $10 billion as of December 31, 2015. On April 30, 2010, the FDIC closed three commercial banks and entered into loss-share purchase and assumption agreements with three other commercial banks with operations in Puerto Rico, including us with respect to Westernbank Puerto Rico. Those transactions involved the acquisition of most of the assets and liabilities of the closed banks, including the assumption of all of the non-brokered deposits. On December 18, 2012, there was another banking consolidation in Puerto Rico when Oriental Financial Group, a locally based financial institution, acquired the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria S.A. (BBVA), a foreign bank. On February 27, 2015, the Puerto Rico banking industry further consolidated as a result of another FDIC-assisted transaction in which BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits, except for certain non-brokered deposits, under receivership of Doral Bank. While these transactions have reduced the number of banking competitors in Puerto Rico, they have allowed some of our competitors to gain greater resources, such as a broader range of products and services. As of December 31, 2015, there were 8 commercial banks operating in Puerto Rico.

We also compete with specialized players in the local financial industry that are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include brokerage houses, mortgage companies, insurance companies, credit unions (locally known as “cooperativas”), credit card companies, consumer finance companies, institutional lenders and other financial and non-financial institutions and entities. Credit unions generally provide basic consumer financial services. These competitors collectively represent a significant portion of the market and have lower cost structure and fewer regulatory constraints.

In the United States we continue to face substantial competitive pressure as our footprint resides in two large, metropolitan markets of New York City / Northern New Jersey and the greater Miami area. There is a large number of Community and Regional banks along with national banking institutions present in both markets, many of which have a larger amount of resources than us.

In both Puerto Rico and the United States, the primary factors in competing for business include pricing, convenience of branch locations and other delivery methods, range of products offered, and the level of service delivered. We must compete effectively along all these parameters to be successful. We may experience pricing pressure as some of our competitors seek to increase market share by reducing prices. Competition is particularly acute in the market for deposits, where pricing is very aggressive. Increased competition could require that we increase the rates offered on deposits or lower the rates charged on loans, which could adversely affect our profitability.

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it may be developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross-marketing, or providing personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing a high level of service to enhance customer loyalty and to attract and retain business. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and to sufficiently improve our services and/or banking products, in order to successfully compete in our primary service areas.

Employees

At December 31, 2015, we employed 7,810 full time equivalent employees, of which 7,162 were located in Puerto Rico and the Virgin Islands and 648 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Financial Information About Segments

Our corporate structure consists of two reportable segments — BPPR and BPNA. A “Corporate” group has been defined to support the reportable segments. On September 30, 2010, the Corporation completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. During the year 2013, the Corporation sold additional shares in connection with EVERTEC’s public offerings. Revenue from the remaining 15.54 % ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

For further information about our segments, see “Reportable Segment Results” in the Management’s Discussion and Analysis section of the Annual Report and Note 44, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

Financial Information About Geographic Areas

Our revenue composition by geographical area is presented in Note 44, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic.

Long-lived assets	2015	2014	2013
	(Dollars in thousands)
Puerto Rico

Premises and equipment	$464,009	$459,167	$458,915
Goodwill	280,221	250,110	245,680
Other intangible assets	19,533	19,227	24,646
Investments under the equity method	83,426	102,861	98,323

	$847,189	$831,365	$827,564

United States

Premises and equipment	$38,602	$35,414	$60,601
Goodwill	346,167	215,566	402,077
Other intangible assets	11,656	5,560	7,643
Investments under the equity method	12,762	14,834	14,850

	$409,187	$271,374	$485,171

Foreign Countries

Investments under the equity method	$116,650	$107,930	$83,833

	$116,650	$107,930	$83,833

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

On December 20, 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking under Title I of the Dodd-Frank Act, which we refer to as the “Proposed SIFI Rules”, establishing enhanced prudential standards for

•	Risk-based capital requirements and leverage limits;

•	Stress testing of capital;

•	Liquidity requirements;

•	Overall risk management requirements;

•	Resolution plan (so-called “living wills”) and credit exposure reporting; and

•	Concentration/credit exposure limits.

The recent financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the U.S. In particular, the Dodd-Frank Act, which was enacted in July 2010, and the rules that followed have significantly restructured the financial regulatory regime in the U.S. Not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted or even proposed, certain of the rules that have been adopted or proposed under the Dodd-Frank Act are subject to phase-in or transitional periods, and many of the rules that have been adopted are subject to interpretation or clarification. The implications of the Dodd-Frank Act for our businesses continue to depend to a large extend on the implementation of the legislation by the Federal Reserve Board and other agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act. We will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve Board published final rules regarding company-run stress testing. The rules require institutions, such as Popular and BPPR, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. Beginning with the 2016 stress test, the company-run stress tests are conducted using data as of December 31st of the preceding calendar year and scenarios released by the agencies. Stress test results must be reported to the agencies by July 31st with public disclosure of summary stress test results under the severely adverse scenario between October 15th and October 31st. Our capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of Popular and its subsidiaries and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound banking practice.

In February 2014, the Federal Reserve Board issued final rules that were required to be established under Section 165 of the Dodd-Frank Act (“Final SIFI Rules”) strengthening supervision and regulation of large U.S. bank holding companies and foreign banking organizations. The Final SIFI Rules established a number of enhanced prudential standards for large U.S. bank holding companies to help increase the resiliency of their operations. These standards include liquidity, risk management, and capital. For U.S. bank holding companies with total consolidated assets of $50 billion or more, the Final SIFI Rules incorporate previously issued capital planning and stress testing requirements as an enhanced prudential standard. The Final SIFI Rules also require U.S. bank holding companies with total consolidated assets of $50 billion or more to comply with enhanced risk-management and liquidity risk-management standards, conduct liquidity stress tests, and hold a buffer of highly liquid assets based on projected funding needs during a 30-day stress event. In addition, the Final SIFI Rules require publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees. Popular has a Risk Management committee and is in compliance with this requirement.

As of December 31, 2015, Popular had total consolidated assets of $35.8 billion. As of the same date, BPPR and BPNA had total consolidated assets of $27.7 billion and $7.8 billion, respectively.

Prompt Corrective Action

The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, the federal banking agencies to take prompt corrective action in respect of insured depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the leverage ratio.

An insured depository institution will be deemed to be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. An insured depository institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.

The FDIC generally prohibits an insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, if the depository institution would thereafter be “undercapitalized”. “Undercapitalized” depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” depository institutions are subject to appointment of a receiver or conservator.

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

Source of Financial Strength

The Federal Reserve Board’s policy has historically required bank holding companies, such as Popular and PNA to act as a source of financial and managerial strength to their subsidiary banks and to commit resources to support each subsidiary bank. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, Popular and PNA are expected to commit resources to support their subsidiary banks, including at times when Popular and PNA may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to depositors and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. BPPR and BPNA are currently the only insured depository institution subsidiaries of Popular and PNA.

“Living Will”

As required by Section 165(d) of the Dodd-Frank Act, the Federal Reserve Board and the FDIC have jointly issued a final rule, which became effective on November 1, 2011, that requires certain organizations, including bank holding companies with consolidated assets of $50 billion or more, to report periodically to the FDIC and the Federal Reserve Board such company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements.

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

As of December 31, 2015, Popular, BPPR and BPNA’s total assets were below the thresholds for applicability of these rules.

Dividend Restrictions

The principal sources of funding for the holding companies have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of debt and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, BPNA may not declare or pay a dividend without the prior approval of the Federal Reserve Board or the New York State Department of Financial Services (the “NYSDFS”). BPNA paid a dividend of $200 million in December 2015 after receiving the prior approval of the Federal Reserve Board and the NYSDFS. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2015, BPPR could have declared a dividend of approximately $525 million.

On October 20, 2014, the Memorandum of Understanding (the “FRB-NY MOU”) entered into on July 20, 2011 among Popular, BPPR, the Federal Reserve Bank of New York (the ”FRB-NY”) and the Office of the Commissioner of Financial Institutions of Puerto Rico was terminated. The FRB-NY MOU provided, among other things, for the Corporation to take steps to improve its credit risk management practices and asset quality, and for the Corporation to develop strategic plans to improve earnings and to develop capital plans. The FRB-NY MOU also required the Corporation to obtain approval from the applicable FRB-NY MOU counterparties prior to, among other things, declaring or paying dividends, purchasing or redeeming any shares of its stock, consummating acquisitions or mergers, or making any distributions on its trust preferred securities or subordinated debentures. On January 9, 2015, another Memorandum of Understanding entered into in July 2011 among BPNA, the FRB-NY and the NYSDFS, was also terminated. This Memorandum of Understanding provided that BPNA could not declare dividends without the approval of the FRB-NY and the NYSDFS.

It is Federal Reserve Board policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, under Federal Reserve Board policy, a bank holding company should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve Board has indicated that in evaluating the capital plans submitted by bank holding companies with total consolidated assets of $50 billion or more, requests that imply common dividend payout ratios above 30% of projected after-tax net income will receive particularly close scrutiny. For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

As required by Sections 331 and 332 of the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule relating to deposit insurance assessment base, assessment rate adjustments, deposit insurance assessment rates, dividends, and large bank pricing methodology, which became effective on April 1, 2011.This final rule outlined significant changes in the risk-based premiums approach for banks with over $10 billion of assets and created a “Scorecard” system. The “Scorecard” system uses a performance score and loss of severity score, which aggregate to an initial base assessment rate. Under this final rule, the assessment base for an insured depository institution also changed to the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. Prior to April 1, 2011, only deposits payable in the United States were included in determining the premium paid by an institution.

In October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. This would result in increased costs for BPPR. Because of the uncertainty as to the outcome of the FDIC’s proposals, we cannot provide any assurance as to the ultimate impact of any surcharges on the amount of deposit insurance expense reported in the future periods.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2016 was 0.580 basis points of the assessment base.

As of December 31, 2015, we had a DIF average total asset less average tangible equity assessment base of approximately $31 billion.

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

Capital Adequacy

Popular, BPPR and BPNA are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. The current risk-based capital standards applicable to Popular, BPPR and BPNA, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). Prior to January 1, 2015, the risk-based capital standards applicable to Popular, BPPR and BPNA (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. On July 2, 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act.

The Federal Reserve Board approved the Basel III Capital Rules to establish a new comprehensive regulatory capital framework for all U.S. banking organization. In July 9, 2013 the Basel III Capital Rules were approved by the OCC and (as interim final rules) by the FDIC.

The Basel III Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Popular, BPPR and BPNA, as compared to the prior U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the prior general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for Popular, BPPR and BPNA on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the Basel III Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. Under the Basel III Capital Rules, for most banking organizations, including the Corporation, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Pursuant to the Basel III Capital Rules, the minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, Popular, BPPR and BPNA will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. Popular, BPPR and BPNA have made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.

Section 171 of the Dodd-Frank Act (the “Collins Amendment”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements that apply on a consolidated basis for insured depository institutions and their holding companies. In effect, the Collins Amendment applied to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment excluded trust preferred securities from Tier 1 capital, subject to phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Consistent with the Collins Amendment, the Basel III Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation has $ 427 million of trust preferred securities that are subject to the phase-out provisions of the Basel III Capital Rules. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the Basel III Capital Rules. Popular has not issued any trust preferred securities since May 19, 2010.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to BPPR and BPNA, the Basel III Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the prior 6%); and (iii) eliminating the prior provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category. Failure to meet capital guidelines could subject Popular and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “– Prompt Corrective Action”.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the prior four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

Refer to the Consolidated Financial Statements, Note 27 “Regulatory Capital Requirements” and Table 16 of Management’s Discussion and Analysis for the capital ratios of Popular, BPPR and BPNA under Basel III.

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

The so-called “Volcker Rule” issued under the Dodd-Frank Act, which became effective in July 2015, restricts the ability of Popular and its subsidiaries, including BPPR and BPNA, to sponsor or invest in private funds or to engage in certain types of proprietary trading. Popular and its subsidiaries generally do not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on our operations. Development and monitoring of the required compliance program, however, may require the expenditure of significant resources and management attention.

The Federal Reserve Board has the authority to limit and may in certain circumstances limit our ability to conduct activities and make acquisitions that would otherwise be permissible for a financial holding company. In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

Pursuant to Section 163 of the Dodd-Frank Act, bank holding companies with total consolidated assets greater than $50 billion (regardless of whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring shares of certain financial companies with assets in excess of $10 billion, unless an exception applies. In addition, Section 604 of the Dodd-Frank Act, added a new application requirement before a financial holding company (regardless of its size) may acquire a nonbank company with $10 billion or more in total consolidated assets. As of December 31, 2015, Popular had total consolidated assets of $35.8 billion.

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

Consumer Financial Protection Act of 2010

Title X of the Dodd-Frank Act, also known as the “Consumer Financial Protection Act of 2010” or “CFPA,” created a new consumer financial services regulator, the Consumer Financial Protection Bureau, commonly called the “CFPB”, which has assumed most of the consumer financial services regulatory responsibilities currently exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The CFPB also has the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. We are subject to examination and regulation by the CFPB.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country; and (ii) a blocking of assets in which the government of the sanctioned country or other specially designated nationals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the United States or the possession or control of U.S. persons outside of the United States). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cyber security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a defensive approach that employs people, processes and technology to manage and maintain cyber security controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to identify suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant security breach of our systems, a significant data loss or any material financial losses related to cyber security attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Incentive Compensation

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Popular, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Popular, PNA, BPPR and BPNA. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in May 2011. Although final rules have not been adopted as of February 2016, officials from the Federal Reserve Board have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Popular and its subsidiaries to hire, retain and motivate their key employees.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2015, $ 26.3 million was transferred to the statutory reserve account. During 2015, BPPR was in compliance with the statutory reserve requirement.

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

Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2015, the legal lending limit for BPPR under this provision was approximately $269 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

Section 14 of the Banking Law authorizes a bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and originating and servicing mortgage loans. BPPR engages in finance leasing through its wholly-owned subsidiary, Popular Auto, LLC, which is organized and operates in Puerto Rico. The origination and servicing of mortgage loans is conducted by Popular Mortgage, a division of BPPR.

Available Information

We maintain an Internet website at www.popular.com. Via the “Investor Relations” link at our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of our filings on the SEC site.

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

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

A significant portion of our business is concentrated in Puerto Rico, where a prolonged economic recession and a current fiscal crisis has adversely impacted and may continue to adversely impact us.

A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms every year except one between fiscal year 2007 and fiscal year 2014 (inclusive), despite a large amount of governmental stimulus and deficit spending in several of those fiscal years. Gross national product is projected to further contract for fiscal years 2015 and 2016. In addition, the Commonwealth of Puerto Rico (the “Commonwealth”) is experiencing a severe fiscal crisis resulting from persistent and significant budget deficits, a high debt burden, the continuing economic contraction and lack of access to the capital markets, among other factors. The public debt of the Commonwealth and its instrumentalities has been assigned below investment grade ratings since February 2014 and the Commonwealth is operating with very limited liquidity. The Commonwealth’s ability to finance future budget deficits is expected to be very limited, if any.

In order to confront its liquidity constraints and budget shortfalls, while continuing to provide essential services and comply with constitutional obligations for the payment of general obligation bonds, the Government has been forced to implement certain extraordinary measures, which include delaying the payment of third-party payables and income tax refunds. Some of these measures are unsustainable and have significant negative economic effects. Also, these measures are insufficient to address the current fiscal crisis and the Commonwealth has indicated that it will not have sufficient liquidity before the end of fiscal year 2016 (ending on June 30, 2016) to meet all of its debt service obligations while continuing to provide essential services to the residents of Puerto Rico.

The Commonwealth has developed a plan that proposes various measures to address its fiscal crisis. These measures, some of which are subject to legal and political implementation risk and can also result in further significant negative economic effects, include additional revenue raising and expense reduction measures, and a broad based restructuring of the public debt of the Commonwealth and various public corporations. Given the unprecedented scope and complexity of the proposed restructuring, there can be no assurance that the Commonwealth will be able to consummate its proposal. In the meantime, the United States Congress is considering various proposals to assist Puerto Rico in addressing its fiscal crisis, including the establishment of a Federal fiscal control board and providing broad based restructuring authority.

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. In addition, the measures taken to address the fiscal crisis and those that may have to be taken in the near future, including higher taxes, will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us. Furthermore, the continued recession and measures taken to address the fiscal crisis may negatively affect consumer confidence, which would likely aggravate the adverse effects of these conditions and cause decreased borrowings, either due to reduced demand or reductions in the borrowing base available for customer loans. Any reduction in consumer spending as a result of these issues may also adversely impact our interest and non-interest revenues.

If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal crisis, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, those adverse effects could continue or worsen in ways that we are not able to predict and that are outside of our control. Under such circumstances, we could experience an increase in the level of provision for loan losses, nonperforming assets, net charge-offs and reserve for credit losses. All of these factors could have a material adverse impact on our earnings and financial condition.

The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 44 to the consolidated financial statements. For additional information regarding the Puerto Rico economy and the current fiscal crisis, refer to “Geographic and government risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

Further deterioration in collateral values of properties securing our construction, commercial and mortgage loan portfolios would result in increased credit losses and continue to harm our results of operations.

Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios would result in increased credit losses. As of December 31, 2015, approximately 3%, 29% and 32% of our non-covered loan portfolio consisted of construction loans, commercial loans secured by real estate and mortgage loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, the British Virgin Islands or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that several sectors of the real estate market are subject to reductions in value related to general economic conditions. We measure loan impairment based on the fair value of the collateral, if the loan is collateral dependent, which is derived from estimated collateral values, principally obtained from appraisal reports that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. An appraisal report is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, given the current slowdown in the real estate market in Puerto Rico, the properties securing these loans may be difficult to dispose of, if foreclosed.

Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2015, non-covered commercial and construction loans secured by commercial real estate properties, amounted to $ 7.3 billion or 32% of the total non-covered loan portfolio.

BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects. Total non-covered assets of those subsidiaries amounted to $48.6 million as of December 31, 2015, of which $2.4 million or 5% of total non-covered assets are foreclosed properties.

During the year ended December 31, 2015, net charge-offs specifically related to values of properties securing our non-covered construction, commercial and mortgage loan portfolios totaled $ 4.5 million, $ 60.0 million and $ 10.0 million, respectively. Continued deterioration of the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio, see the Credit Risk Management and Loan Quality section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report.

Difficult market conditions have adversely affected the financial industry and our results of operations and financial condition.

During the financial crisis that commenced in 2008, market instability and lack of investor confidence led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets adversely affected our industry and our business, results of operations and financial condition. The increased regulation of our industry, including as a result of the EESA and the Dodd-Frank Act and the creation of the new Consumer Financial Protection Bureau, may increase our compliance costs and limit our ability to pursue business opportunities. The lingering effects of these circumstances have continued to affect our business. A re-occurrence of these difficult conditions would exacerbate the economic challenges facing us and others in the financial industry.

Legislative and regulatory reforms may have a significant impact on our business and results of operations.

Popular is subject to extensive regulation, supervision and examination by federal, New York and Puerto Rico banking authorities. Any change in applicable federal, New York or Puerto Rico laws or regulations could have a substantial impact on our operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect Popular’s powers, authority and operations, which could have a material adverse effect on Popular’s financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power could have a negative impact on Popular.

In 2008, responding to what has been commonly referred to as the financial crisis, government regulatory agencies and political bodies began placing increased focus and scrutiny on the financial services industry. The U.S. Government intervened on an unprecedented scale. Several funding and capital programs by the Federal Reserve Board and the U.S. Treasury were launched in 2008 and 2009, with the objective of enhancing financial institutions’ ability to raise liquidity. These programs had the effect of increasing the degree or nature of regulatory supervision to which we are subjected. These and other potential regulation and scrutiny may, or proposed legislative and regulatory changes could, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and, limit our ability to pursue business opportunities in an efficient manner or otherwise adversely affect our results of operations or earnings.

In an effort to address the Commonwealth’s ongoing fiscal problems, the Government has enacted tax reform in the past and is expected to do so in the future. In 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation recognized an income tax expense of approximately $20.0 million during 2014. In addition, in May 2015, the Government approved an increase in the sales and use tax rate, effective July 1, 2015, from 7% to 11.5%, expanded the sales and use tax to certain business-to-business services that were previously exempt, and provided for a transition to a value-added tax expected to become effective on April 1, 2016. Legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

The Dodd-Frank Act imposes new capital requirements, assessments and restrictions on our businesses, impacting the profitability of our business activities and changing certain of our business practices, and could expose us to additional costs, including increased compliance costs.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, permanently raises the standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Consumer Financial Protection Bureau, as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge funds and private equity funds, and regulates the derivatives activities of banks and their affiliates.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There can be no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

We have procedures in place to mitigate the impact of a default among our counterparties. We request collateral for most credit exposures with other financial institutions and monitor these on a regular basis. Nonetheless, market volatility could impact the valuation of collateral held by us and result in losses.

Our ability to raise financing is dependent in part on market confidence. In times when market confidence is affected by events related to well-known financial institutions, risk aversion among participants may increase substantially and make it more difficult for us to borrow in the credit or capital markets.

We are subject to risk related to our own credit rating.

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. At December 31, 2015, the banking subsidiaries had $20 million in deposits that were subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $4 million at December 31, 2015, with the Corporation providing collateral totaling $10 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $81 million at December 31, 2015. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Our credit ratings were reduced substantially in 2009, and our senior unsecured ratings are now “non-investment grade” with the three major rating agencies. This may make it more difficult for the Corporation and its subsidiaries to borrow in the capital markets and at a higher cost.

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

The Government of Puerto Rico’s current fiscal crisis has affected and could continue to affect the value of our loans to the Government and our portfolio of Puerto Rico Government securities.

We have direct exposure to the Puerto Rico government, its public corporations and municipalities that amounted to $669 million, of which approximately $578 million is outstanding, at December 31, 2015. Of the amount outstanding, $502 million consists of loans and $76 million are securities. Obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment, amounted to $502 million at December 31, 2015. Although the obligations of Puerto Rico’s municipalities are not included in the debt restructuring proposed by the Government, the municipalities could nonetheless be affected by general economic conditions if the Government of Puerto Rico is unable to manage its fiscal crisis. Furthermore, as part of various measures to address its limited liquidity and fiscal crisis, the Government may take measures that have a direct or indirect adverse impact on the municipalities.

We also have indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default, which amounted to $394 million at December 31, 2015. These included $316 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $50 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $28 million of commercial real estate notes.

In February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) lowered their ratings on the General Obligation bonds of the Commonwealth and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of a clear economic growth catalysts, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and its ability to access the capital markets. During 2015, the rating agencies further downgraded the debt ratings of the Commonwealth general obligation bonds and of various public instrumentalities to categories that reflect high vulnerability to non-payment and the expectation of the rating agencies of defaults in such obligations.

Further deterioration in the fiscal situation, with possible further negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us.

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2015, we serviced $1.9 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2015, we repurchased approximately $ 59 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2015, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 59 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2015, Popular’s reserve for estimated losses from representation and warranty arrangements amounted to $ 13 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations or financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd- Frank Act, the FDIC now has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to non-interest bearing transaction accounts maintained in connection with lawyers’ trust accounts. On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment and payable in September 2011, which outline significant changes in the risk-based premiums approach for banks with over $10 billion of assets and creates a “Scorecard” system. The “Scorecard” system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changed from deposits to an institution’s average total assets minus its average tangible equity. For 2015, the FDIC deposit insurance expense of Popular totaled $28 million. In October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. This would result in increased costs for BPPR. Because of the uncertainty as to the outcome of the FDIC’s proposal, we cannot provide any assurance as to the ultimate impact of any surcharges on the amount of deposit insurance expense reported in future periods.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, our level of non-performing assets increase, or our risk profile changes or our capital position is impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases or special assessments may materially adversely affect our results of operations.

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2015, we had approximately $626 million and $52 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

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

We conducted our annual evaluation of goodwill during the third quarter of 2015 using July 31, 2015 as the annual evaluation date. This evaluation is a two- step process. For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $180 million in the July 31, 2015 annual test. For BPNA reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPNA’s equity value by approximately $92 million in the July 31, 2015 annual test. Accordingly, there was no indication of impairment on the goodwill recorded in BPPR or BPNA at July 31, 2015 and there was no need for a Step 2 analysis.

Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. There has been a significant decline in the Corporation’s stock price during the fourth quarter of 2015, attributed to macro economic conditions in the global markets as well as the continued weakness in the Puerto Rico economy. This represented a triggering event which required management to conduct a goodwill impairment analysis as of December 31, 2015. The Corporation used the same methodology as for the annual impairment test, including a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc.

For the BPNA reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies was below BPNA’s equity value by approximately $171 million in the December 31, 2015 test. Accordingly, management proceeded to perform the Step 2 analysis. The Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $197 million resulting in no goodwill impairment.

For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $313 million in the December 31, 2015 test. This result indicates there is no indication of impairment on the goodwill recorded in BPPR at December 31, 2015 and there is no need for a Step 2 analysis.

Further declines in the Corporation’s stock price, related to macroeconomic conditions in the global market as well as the weakness in the Puerto Rico economy may lead to an impairment of goodwill.

If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

Our compensation practices are subject to oversight by applicable regulators.

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

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation agreements of banking organizations that are not “large, complex banking organizations”. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative are included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as Popular, PNA, BPPR and BPNA. Although final rules have not been adopted as of February 2016, officials from the Federal Reserve Board have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Popular and our subsidiaries to hire, retain and motivate key employees. Limitations on our compensation practices could have a negative impact on our ability to attract and retain talented senior leaders in support of our long-term strategy.

As a holding company, we depend on dividends and distributions from our subsidiaries for liquidity.

We are a bank holding company and depend primarily on dividends from our banking and other operating subsidiaries to fund our cash needs. These obligations and needs include capitalizing subsidiaries, repaying maturing debt and paying debt service on outstanding debt. Our banking subsidiaries, BPPR and BPNA, are limited by law in their ability to make dividend payments and other distributions to us based on their earnings and capital position. In addition, based on its current financial condition, BPNA may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. A failure by our banking subsidiaries to generate sufficient cash flow to make dividend payments to us may have a negative impact on our results of operation and financial position. Also, a failure by the bank holding company to access sufficient liquidity resources to meet all projected cash needs in the ordinary course of business may have a detrimental impact on our financial condition and ability to compete in the market.

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

In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $81 million at December 31, 2015. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular’s liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

Under the Dodd-Frank Act, all financial companies with more than $10 billion in total consolidated assets, such as Popular, that are supervised by a primary federal financial regulatory agency, are required to perform an annual stress test. This stress test supports the regulator’s analysis of the adequacy of a banking organization’s capital and is required as part of Popular’s capital management and review. The stress test is performed utilizing a variety of hypothetical stressed economic scenarios dictated by the Federal Reserve Board. If we are deemed to have inadequate capital under the hypothetical scenarios, then our regulator could prohibit us from taking certain capital actions, such as paying dividends, or require us to increase our regulatory capital, including the issuance of common stock that would dilute the ownership of existing shareholders.

The Basel III Capital Rules approved on July 9, 2013 by the U.S. federal banking agencies substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The Basel III Capital Rules revised the definitions and the components of regulatory capital, as well as modified certain asset risk weights and other matters affecting the numerator and denominator in a banking institutions’ regulatory capital ratios thus implementing a new more complex methodology to calculate regulatory capital ratios. The Basel III Capital Rules became effective on January 1, 2015, subject to a phase-in period for certain provisions. The need to maintain more capital than has been historically required and calculated under revised standards could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also depress our return on equity, thereby making it more difficult to earn our cost of capital. Moreover, although these new requirements are being phased-in over time, U.S. federal banking agencies have been taking into account future expectations regarding the ability of banks to meet these new requirements, including under stress conditions, in approving actions that represent uses of capital, such as dividends and acquisitions.

Due to the importance and complexity of the stress test process and new capital rules calculations under Basel III, we have dedicated additional resources to comply with these requirements, however no assurance can be provided that these resources will be deemed sufficient or that we will be deemed to have adequate capital under the hypothetical economic stress scenarios which would affect our ability to take certain capital actions in the future.

Certain of the provisions contained in our Certificate of Incorporation have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control.

Our certificate of incorporation provides that the members of the Board of Directors are divided into three classes as nearly equal as possible. At each annual meeting of stockholders, one-third of the members of the Board of Directors will be elected for a three-year term, and the other directors will remain in office until their three-year terms expire. Therefore, control of the Board of Directors cannot be changed in one year, and at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. Our certificate of incorporation also provides that a director, or the entire Board of Directors, may be removed by the stockholders only for cause by a vote of at least two -thirds of the combined voting power of the outstanding capital stock entitled to vote for the election of directors. These provisions have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control. These provisions also may tend to discourage attempts by third parties to acquire Popular because of the additional time and expense involved and a greater possibility of failure, and, as a result, may adversely affect the price that a potential purchaser would be willing to pay for the capital stock, thereby reducing the amount a stockholder might realize in, for example, a tender offer for our capital stock.

The resolution of significant pending litigation, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 30, “Commitments & Contingencies”, to the Consolidated Financial Statements.

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

We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes. As U.S. - based entities, we and our subsidiaries and affiliates, as well as EVERTEC, are obligated to comply with the economic sanctions regulations administered by OFAC. These regulations prohibit U.S.- based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes and also prohibit transactions that provide a benefit that is received in a country designated under one or more sanctions regimes. Failure to comply with U.S. sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities, and this could adversely affect the market for our securities. For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations. EVERTEC has also done this. These policies and procedures employ software to screen transactions for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties in identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in transactions in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

From time to time we have identified and voluntarily self-disclosed to OFAC transactions that were not timely identified and blocked by our policies and procedures for screening transactions that might violate the economic sanctions regulations administered by OFAC. Although OFAC’s response to our recent voluntary self-disclosures of these apparent violations has been to issue cautionary letters to us, there can be no assurances that our failures to comply with U.S. sanctions and embargoes will not result in material fines, sanctions or other penalties being imposed on us.

We have agreed to indemnify EVERTEC for certain claims or damages related to the economic sanctions regulations administered by OFAC. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, or to what extent, if at all, we could be subject to indemnification claims, fines, sanctions or other penalties.

RISKS RELATED TO THE FDIC-ASSISTED TRANSACTION

Risks Related to the Westernbank FDIC-assisted Transaction.

On April 30, 2010, we entered into an FDIC-assisted transaction involving Westernbank, which could present additional risks to our business. In that transaction, BPPR acquired certain assets and assumed certain liabilities of Westernbank from the FDIC. Although this transaction provides for FDIC assistance to BPPR to mitigate certain risks, such as sharing exposure to loan losses (80% of the losses for a specified period in substantially all the acquired portfolio will be borne by the FDIC) and providing indemnification against certain liabilities of the former Westernbank, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction. Such risks include risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. The loss sharing agreement applicable to commercial and other assets had a term of five years, which ended on June 30, 2015.

The success of the Westernbank FDIC-assisted transaction will depend on a number of uncertain factors.

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

The Westernbank FDIC-assisted transaction increased BPPR’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.

With the acquisition of most of the former Westernbank’s loan portfolio, the commercial real estate loan and construction loan portfolios represent a larger portion of BPPR’s total loan portfolio than prior to the FDIC-assisted transaction. This type of lending is generally considered to have more complex credit risks than traditional single-family residential or consumer lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation or completion of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and their collateral may be more difficult to dispose of in a market decline. Furthermore, since these loans are to Puerto Rico based borrowers, Popular’s credit exposure concentration in Puerto Rico increased as a result of the acquisition. Although, the negative economic aspects of these risks were substantially reduced as a result of the FDIC loss sharing agreements, changes in national and local economic conditions could lead to higher loan charge-offs in connection with the FDIC-assisted transaction all of which would not be totally supported by the loss sharing agreements with the FDIC.

We acquired significant portfolios of loans in the FDIC-assisted transaction. Although these loan portfolios were initially accounted for at fair value, there is no assurance that there will not be additional charge-offs to this portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolio that we have acquired and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we entered into loss sharing agreements with the FDIC which provide that 80% of losses related to specified loan portfolios that we acquired in connection with the FDIC-assisted transaction will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms, and the one applicable to commercial loans expired on June 30, 2015. Therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our results of operations. The loss sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections. The FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms.

Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share indemnification asset in the Westernbank FDIC-assisted transaction may be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management made various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the Westernbank FDIC-assisted transaction, we recorded a loss share indemnification asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results. However, in the event expected losses from the Westernbank portfolio were to increase more than originally expected prior to the expiration of the applicable loss share periods, the related increase in loss reserves would be largely offset by higher than expected indemnity payments from the FDIC. To the extent that estimated losses on the Westernbank portfolio are not realized before the expiration of the loss sharing agreements (June 30, 2015 for the commercial loss share agreement and June 30, 2020 for the single-family loss share agreement), such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment to the value of our loss share indemnification asset and the related true up payment obligation to the FDIC, which could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Refer to Note 14 of the accompanying financial statements for additional information on the Westernbank FDIC-assisted transaction, including the accounting for the indemnification asset assets and true up payment obligation. Also, refer to Note 12 for information on the accounting for the acquired loan portfolio.

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

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine certain matters relating to the loss-share claims under its commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also included requests for reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. The review board was comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators.

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

On March 19, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine BPPR and the FDIC’s disputes concerning the Disputed Asset. The statement of claim requests a declaration that the Disputed Asset is a “Shared-Loss Asset” under the commercial loss share agreement, a declaration that the restructuring is a “Permitted Amendment” under the commercial loss share agreement, and an order that the FDIC reimburse the bank for approximately $53.3 million for the Charge-Off of the Disputed Asset, plus interest at the applicable rate. On April 1, 2015, the FDIC notified BPPR that it was clawing back approximately $1.7 million in reimbursable expenses relating to the Disputed Asset that the FDIC had previously paid to BPPR. Thus, on April 13, 2015, BPPR notified the American Arbitration Association and the FDIC of an increase in the amount of its damages by approximately $1.7 million. The review board in the arbitration concerning the Disputed Asset is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing has been scheduled for August 2016.

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

BPPR disagrees with the FDIC’s characterization of the November and December 2014 portfolio sale proposals and with the FDIC’s interpretation of the commercial loss share agreement provision governing portfolio sales. Accordingly, on March 13, 2015, BPPR delivered to the FDIC a notice of dispute under the commercial loss share agreement. On June 8, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board resolve the disputes concerning those proposed portfolio sales. On June 15, 2015, BPPR amended its statement of claim to include a claim for the FDIC-R’s refusal to timely concur in the third sale proposed in March 2015. On June 29, 2015, the FDIC informed BPPR that it would reimburse the bank for losses arising from the primary portfolio of the third proposed sale, but only subject to conditions to which BPPR objected. The FDIC also informed BPPR that it would not concur in the sale of the remainder (the “secondary portfolio”) of the third proposed sale or in the fourth proposed sale. On September 4, 2015, BPPR filed a second amended statement of claim concerning the FDIC’s refusal to concur in the third and fourth portfolio sales as proposed by BPPR. On November 25, 2015, BPPR conducted an auction sale of the loans in the primary portfolio of the third proposed sale and intends to submit a claim for reimbursement of the losses arising from that sale. The review board in the arbitration concerning the proposed portfolio sales is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing is scheduled to be held in the fall of 2016.

On November 12, 2015, the FDIC notified BPPR that it (a) would deny certain claims included in BPPR’s Second Quarter 2015 Quarterly Certificate and (b) withhold payment of approximately $5.5 million attributed to the $6.9 million in losses claimed under the denied claims. In support of its denial, the FDIC alleged that BPPR did not comply with its obligation under the commercial loss share agreement, including compliance with certain provisions of GAAP, acting in accordance with prudent banking practices, managing Shared-Loss Assets in the same manner as BPPR’s non-Shared-Loss Assets, and using best efforts to maximize collections on the Shared-Loss Assets. BPPR disagrees with the FDIC’s allegations relating to the denied claims included in BPPR’s Second Quarter 2015 Quarterly Certificate, and accordingly, on January 27, 2016 delivered to the FDIC a notice of dispute under the commercial loss share agreement.

The shared-loss arrangement described above expired on June 30, 2015. As of December 31, 2015, BPPR had unreimbursed loss claims related to the commercial loss-sharing arrangement amounting to $234 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which include approximately $85 million related to losses claimed during the second quarter of 2015 as described above and approximately $149 million which are subject to the arbitration proceedings described above. This last figure may continue to increase to the extent that the assets that are the subject of the portfolio sales arbitration further decline in value. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (ending on June 30, 2015), with additional recovery sharing for three years thereafter. As of December 31, 2015, the carrying value of covered loans approximated $646 million, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

RISKS RELATED TO ACQUISITION OF CERTAIN ASSETS AND DEPOSITS OF DORAL BANK FROM THE FDIC AS RECEIVER

Our acquisition of certain assets and deposits of Doral Bank from the FDIC as receiver could magnify certain of the risks our business already faces and could present new risks.

On February 27, 2015, BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the Federal Deposit Insurance Corporation (FDIC) as receiver. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Certain Assets and Deposits of Doral Bank from the FDIC as Receiver” for a description of the transaction. The transaction could magnify certain of the risks our business already faces that are described in these “Risk Factors” and could present new risks, including the following:

•	risks associated with weak economic conditions in the economy and in the real estate markets in our geographic footprint, which adversely affect real estate prices, the job market, consumer confidence and spending habits, which may affect, among other things, the continued status of the loans we acquired as performing assets, charge-offs and provision expense;

•	risk associated with conditions taxi industry, including regulatory and competitive environment in New York City, which may affect Doral Bank’s taxi portfolio;

•	risks associated with maintaining customer relationships, including managing any potential customer confusion caused by the alliance structure;

•	risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction;

•	changes in interest rates and market liquidity which may reduce interest margins; and

•	changes in market rates and prices that may adversely impact the value of financial assets and liabilities;

•	failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect, including failure to meet our expectation that the transaction is accretive within the first 12 months.

Management made various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In estimating the extent of the losses, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Potential issuance of additional shares of our Common Stock could further dilute existing holders of our Common Stock.

The potential issuance of additional shares of our Common Stock or common equivalent securities in future equity offerings would dilute the ownership interest of our existing common stockholders.

Dividends on our Common Stock and Preferred Stock may be suspended and stockholders may not receive funds in connection with their investment in our Common Stock or Preferred Stock without selling their shares.

Holders of our Common Stock and Preferred Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. During 2009, we suspended dividend payments on our Common Stock and Preferred Stock. We resumed payment of dividends on our Preferred Stock in December 2010 and on our Common Stock in October 2015. There can be no assurance that any dividends will be declared on the Preferred Stock or Common Stock in any future periods.

This could adversely affect the market price of our Common Stock and Preferred Stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. Moreover, the Federal Reserve Board and the FDIC have issued policy statements stating that the bank holding companies and insured banks should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong.

In addition, the terms of our outstanding junior subordinated debt securities held by each trust that has issued trust preferred securities, prohibit us from declaring or paying any dividends or distributions on our capital stock, including our Common Stock and Preferred Stock, or from purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

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

We rely on other companies to provide key components of our business infrastructure.

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

A significant portion of our operations are located in a region susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. Man-made disasters and other events connected with the regions in which we operate could have similar effects. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

For further information of other risks faced by Popular please refer to the Management’s Discussion & Analysis section of the Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, BPPR owned and wholly or partially occupied approximately 63 branch premises and other facilities throughout Puerto Rico. It also owned 6 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 113 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2015, BPNA had 62 offices (principally bank branches) of which 6 were owned and 56 were leased. These offices were located in New York, New Jersey and Florida. Our management believes that each of our facilities is well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

Popular Center, the twenty-story Popular and BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 50% of the office floors space. Approximately 48% of the office and commercial spaces are leased to outside tenants and 2% is available for office and retail use.

Popular Center North Building, a five-story building, on the same block as Popular Center. These facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons.

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

Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A BPPR branch, the Human Resources Division, the Asset Protection Division, the Auditing Division and the International Banking Center and Foreign Exchange Department are the main occupants of this facility.

Centro Europa Building, a seven-story office and retail building in Santurce, Puerto Rico. The BPPR’s training center and loss mitigation unit occupies approximately 41% of this building. The remaining space is leased or available for leasing to outside tenants. The building also includes a parking garage with capacity for approximately 613 cars.

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

Altamira Building, a nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 550 cars is also part of this property that houses the centralized offices Popular Auto, LLC. It also includes a full service branch and BPPR mortgage loans and servicing units.

El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes an eight-level parking garage adjacent to the office building and four-levels of underground parking in the branch building, which together with the available ground parking space, provide for approximately 977 automobiles. As of December 31, 2015, a BPPR branch and the Río Piedras regional office operate in the branch building while a number of centralized BPPR offices occupy the main building. The Customer Contact Center and the Operations, Comptroller, Retail Credit Products and Services, and Card Products divisions are some of its occupants.

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico. As of December 31, 2015, the building is the headquarters of Fundación Banco Popular which occupies all of the building.

BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands housing a BPPR branch and centralized offices. The building is fully occupied by BPPR personnel.

Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands. A BPPR branch is located in the first story while the commercial credit department occupies the second story. Part of the third floor has been leased to an outside tenant while the remaining space is reserved for expansion. The fourth floor is available for outside tenants.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 30, “Commitments and Contingencies”, to the Consolidated Financial Statements.

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

Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2015 and the previous four years, as well as cash dividends declared, is contained under Table 4, “Common Stock Performance”, in the Management’s Discussion and Analysis of the Annual Report, and is incorporated herein by reference.

In June 2009, Popular announced the suspension of dividends on the Common Stock. During the third quarter of 2015, Popular resumed the quarterly cash dividend on its Common Stock. Cash dividends of $0.15 per share were declared during the third and fourth quarters of 2015 and were subsequently paid on paid on October 7, 2015 and January 4, 2016, respectively. The Common Stock ranks junior to all series of Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, the Common Stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the Preferred Stock for the latest dividend period.

Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, BPPR and BPNA is contained under the caption “Regulation and Supervision” in Item 1 herein.

As of February 26, 2016, Popular had 8,514 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $26.69 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2015 consisted of:

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

In June 2009, Popular announced the suspension of dividends on its Series A and B Preferred Stock. On December 31, 2010, Popular resumed the payment of monthly dividends on its Preferred Stock of $0.1328125 per share of 6.375% non-cumulative monthly income Preferred Stock, Series A, and of $0.171875 per share of 8.25% non-cumulative monthly income preferred stock, Series B.

In connection with the resumption of payment of monthly dividends on the Preferred Stock, which amounted $3.7 million for 2015, Popular has committed to the Board of Governors of the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. During 2015 the Common Stock issued under those plans was $5.4 million that was well above the dividend payment. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

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

In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 3,500,000.

The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2015 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 – October 31	2,096	$29.63
November 1 – November 30	—	—
December 1 – December 31	—	—

Total December 31, 2015	2,096	$29.63

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2010, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

Total Return as of December 31

December 31, 2010 = 100

(1)	Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears in Table 1, “Selected Financial Data”, and the text under the caption “Statement of Operations Analysis” in the Management Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Our ratio of earnings to fixed charges and of earnings to fixed charges and Preferred Stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31, (1)
	2015	2014	2013	2012	2011
Ratio of Earnings to Fixed Charges:
Including Interest on Deposits	2.9	(A)	1.9	1.3	1.4
Excluding Interest on Deposits	5.0	(A)	2.5	1.6	1.9
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	2.8	(A)	1.8	1.3	1.4
Excluding Interest on Deposits	4.8	(A)	2.4	1.6	1.8

(1)	The computation of earnings to fixed charges and preferred stock dividends excludes the results of discontinued operations.
(A)	During 2014, earnings were not sufficient to cover fixed charges or preferred stock dividends and the ratios were less than 1:1. The Corporation would have had to generate additional earnings of approximately $161 million to achieve ratios of 1:1 in the corresponding period of 2014.

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Long-term obligations	$1,711,828	$1,584,754	$1,777,721	$1,856,372	$4,170,183
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	50,160

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Annual Report under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Table 22, “Maturity Distribution of Earning Assets”, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears under the caption “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in the Annual Report under the caption “Statistical Summaries” in the Annual Report, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

I TEM 9A. CONTROLS AND PROCEDURES

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

Assessment on Internal Control Over Financial Reporting

The information under the captions “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are located in our Annual Report and are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Shares Beneficially Owned by Directors and Executive Officers of the Corporation”, “Section 16 (A) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Nominees for Election as Directors and Other Directors” and “Executive Officers” in the Proxy Statement are incorporated herein by reference. The Board has adopted a Code of Ethics to be followed by our employees, officers (including the Chief Executive Officer, Chief Financial Officer and Corporate Comptroller) and directors to achieve conduct that reflects our ethical principles. The Code of Ethics is available on our website at www.popular.com. We will post on our website any amendments to the Code of Ethics or any waivers from a provision of Code of Ethics granted to the Chief Executive Officer, Chief Financial Officer, or Principal Accounting Officer.

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

The following tables sets forth information as of December 31, 2015 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	2004 Omnibus Incentive Plan	1,845,491

Total		1,845,491

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on pages 107 through 292 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2015

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2015

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a) (1) above or in the notes thereto.

(3) Exhibits

The exhibits listed on the Exhibits Index on page 53 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

POPULAR, INC.
(Registrant)

By:	S/ RICHARD L. CARRIÓN
Richard L. Carrión
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/ RICHARD L. CARRIÓN	Chairman of the Board, Chief Executive Officer and Principal Executive Officer	02-29-16
Richard L. Carrión

S/ CARLOS J. VÁZQUEZ	Principal Financial Officer Executive Vice President	02-29-16
Carlos J. Vázquez

S/ JORGE J. GARCÍA	Principal Accounting Officer Senior Vice President and Comptroller	02-29-16
Jorge J. García

S/ ALEJANDRO M. BALLESTER	Director	02-29-16
Alejandro M. Ballester

S/ MARÍA LUISA FERRÉ	Director	02-29-16
María Luisa Ferré

S/ C. KIM GOODWIN	Director	02-29-16
C. Kim Goodwin

S/ JOAQUÍN E. BACARDÍ, III	Director	02-29-16
Joaquín E. Bacardi, III

S/ WILLIAM J. TEUBER JR	Director	02-29-16
William J. Teuber Jr.

S/ CARLOS A. UNANUE	Director	02-29-16
Carlos A. Unanue

S/ JOHN W. DIERCKSEN	Director	02-29-16
John W. Diercksen

S/ DAVID E. GOEL	Director	02-29-16
David E. Goel

Exhibit Index

2.1	Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared Loss Agreement and as Exhibit 4.15B the Commercial Shared- Loss Agreement (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

2.2	Agreement and Plan of Merger dated as of June 30, 2010, among Popular, Inc., AP Carib Holdings Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.4	Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. And Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 15, 2010 and filed on September 21, 2010).

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 30, 2010 and filed on October 6, 2010).

3.1	Restated Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

3.2	Restated By-laws of Popular, Inc., (incorporated by reference to Exhibit 3.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

4.2	Senior Indenture, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc., and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.3	Second Supplemental Indenture, dated as of August 5, 1999, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to Popular, Inc.’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.4	Subordinated Indenture dated as of November 30, 1995, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of Popular, Inc.’s Registration Statement No. 333- 26941, dated May 12, 1997).

4.5	Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as successor trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.6	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as successor trustee (incorporated by reference to Exhibit 4(h) to Popular, Inc.’s Current Report on Form 8-K, dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.7	Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of Popular, Inc.(incorporated by reference to Exhibit 4(g) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.8	Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated by reference to Exhibit 4(h) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.9	Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by Popular, Inc. (incorporated by reference to Exhibit 10(b) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.10	Junior Subordinated Indenture, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit (4)(a) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.11	Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.12	Amended and Restated Trust Agreement of BanPonce Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.13	Certificate of Trust of BanPonce Trust I (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.14	Form of Capital Securities Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.15	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor, and The Bank of New York Mellon, as guarantee trustee, relating to BanPonce Trust I (incorporated by reference to Exhibit 4.9 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.16	Form of Junior Subordinated Deferrable Interest Debenture for Popular North America, Inc. (incorporated by reference to Exhibit (4)(i) of Popular, Inc.’s Current Report on Form 8-K (File No. 000- 13818), dated and filed on February 19, 1997).

4.17	Form of Certificate representing Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.18	Certificate of Designation, Preference and Rights of Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 3.3 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.19	Form of Certificate of Trust of Popular Capital Trust III and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement filed with the SEC on September 5, 2003).

4.20	Certificate of Amendment to the Certificate of Trust of Popular Capital Trust IV (incorporated by reference to Exhibit 4.15 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.21	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.22	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.23	Certificate of Trust of Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.24	Form of Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.25	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular Capital Trust I (incorporated by reference to Exhibit 4.11 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.26	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.27	Indenture dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated October 31,2003, as filed with the SEC on November 4, 2003).

4.28	First Supplemental Indenture, dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (Incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.29	Form of Junior Subordinated Indenture among Popular North America, Inc., Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.10 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.30	Supplemental Indenture dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8- K dated August 31, 2009, and filed on September 3, 2009).

4.31	Amended and Restated Trust Agreement of Popular North America Capital Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.32	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.33	Form of Capital Securities Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit E of the Amended and Restated Trust Agreement).

4.34	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular North America Capital Trust I (incorporated by reference to Exhibit 4.10 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.35	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.125% Junior Subordinated Debentures, Series A due December 1, 2034 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.36	Second Supplemental Indenture, dated as of November 30, 2004, between Popular, Inc. and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.37	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.38	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.39	Certificate of Trust of Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.40	Form of Global Capital Securities Certificate for Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.41	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor, and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.12 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.42	Certificate of Designation of the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.43	Form of certificate representing the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 4 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.44	Sixth Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.1 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.45	Seventh Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.2 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.46	Purchase Money Note, issued on April 30, 2010 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8- K dated April 30, 2010 and filed on May 6, 2010).

4.47	Value Appreciation Instrument, issued on April 30, 2010 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

4.48	Popular North America, Inc. 7.47% Senior Note Due 2014 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.49	Popular North America, Inc. 7.66% Senior Note Due 2015 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.50	Popular North America, Inc. 7.86% Senior Note Due 2016 (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.51	Certificate of Trust of Popular North America Capital Trust II (incorporated by reference to Exhibit 4.22 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2006).

4.52	Declaration of Trust and Trust Agreement of each of Popular North America Capital Trust II and Popular North America Capital Trust III dated June 16, 2006 (incorporated by reference to Exhibit 4.20 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.53	Certificate of Amendment to Certificate of Trust of each of Popular North America Capital Trust II and Popular North America Capital Trust III (incorporated by reference to Exhibit 4.24 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.54	Eight Supplemental Indenture between Popular, Inc. and Bank of New York Mellon, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2014 and filed on July 2, 2014).

10.1	Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Registration Statement on Form S-8 (No. 333-60666), filed on May 10, 2001).

10.3	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Amendment to the Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Popular’s Proxy Statement filed with the SEC on March 5, 2013).

10.5	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.7	Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8	Compensation agreement for Alejandro M. Ballester as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Compensation agreement for Carlos A. Unanue as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Compensation agreement for C. Kim Goodwin as director of Popular, Inc. dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11	Compensation Agreement for David E. Goel as director of Popular, Inc. dated April 30, 2013 (incorporated by reference to Exhibit 10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12	Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc. dated April 30, 2013 (incorporated by reference to Exhibit 10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.13	Compensation Agreement for John. W. Diercksen as director of Popular, Inc. dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013.

10.14	Form of Letter Agreement Regarding Standards for Incentive Compensation to Executive Officers under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.33 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15	Purchase Agreement dated as of December 5, 2008 between Popular, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

10.16	Exchange Agreement by and among Popular, Inc., Popular Capital Trust III and the United States Department of Treasury, dated as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

10.17	Amended and Restated Master Services Agreement dated as of September 30, 2010, among Popular, Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 14, 2011).

10.18	Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.19	Employment Offer to Carlos J. Vázquez, as President of Banco Popular North America (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Stockholder Agreement dated as of April 17, 2012, among Carib Latam Holdings, Inc., and each of the holders of Carib Latam Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated April 17, 2012 and filed on April 23, 2012).

10.21	Form of Popular, Inc. TARP Long-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.22 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.22	Form of 2014 Transition Award Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.23	Form of 2014 Transition Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.24	Employment Termination Agreement dated December 31, 2014 between Jorge Junquera Diez, his wife Marilú Amadeo and their conjugal partnership, and Popular, Inc. (incorporated by reference to Exhibit 10.24 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.25	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.26	Form of 2015 Long-Term Incentive Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.27	Form of 2016 Long-Term Incentive Equity Incentive Award and Agreement (1)

12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges. (1)

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2014. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15 (1)

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Included herewith

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