Form 10-Q
period 2016-03-31
POPULAR INC
filed 2016-05-10
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,704,084 shares outstanding as of May 4, 2016.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“The Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the impact of the Commonwealth of Puerto Rico’s fiscal crisis, and the measures taken and to be taken by the Puerto Rico Government, on the economy and our business, and the ability of the Government to manage this crisis in an orderly manner;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	possible legislative, tax or regulatory changes; and

•	risks related to the Doral Transaction, including (a) our ability to maintain customer relationships and (b) risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following:

•	negative economic conditions that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;

•	risks associated with maintaining customer relationships from our acquisition of certain assets and deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver;

•	changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets;

•	changes in market rates and prices which may adversely impact the value of financial assets and liabilities;

•	liabilities resulting from litigation and regulatory investigations;

•	changes in accounting standards, rules and interpretations;

•	our ability to grow our core businesses;

•	decisions to downsize, sell or close units or otherwise change our business mix; and

•	management’s ability to identify and manage these and other risks.

Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges, juries and arbitrators. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

All forward-looking statements included in this Form 10-Q are based upon information available to Popular as of the date of this Form 10-Q, and other than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share information)	2016	2015
Assets:
Cash and due from banks	$409,623	$363,674

Money market investments:
Securities purchased under agreements to resell	97,830	96,338
Time deposits with other banks	1,819,630	2,083,754

Total money market investments	1,917,460	2,180,092

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	20,085	19,506
Other trading securities	51,199	52,153
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	734,168	739,045
Other investment securities available-for-sale	5,915,662	5,323,947
Investment securities held-to-maturity, at amortized cost (fair value 2016—$80,914; 2015—$82,889)	99,216	100,903
Other investment securities, at lower of cost or realizable value (realizable value 2016—$167,111; 2015—$175,291)	164,024	172,248
Loans held-for-sale, at lower of cost or fair value	125,315	137,000

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	22,618,488	22,453,813
Loans covered under loss-sharing agreements with the FDIC	625,130	646,115
Less–Unearned income	110,751	107,698
Allowance for loan losses	538,472	537,111

Total loans held-in-portfolio, net	22,594,395	22,455,119

FDIC loss-share asset	219,448	310,221
Premises and equipment, net	527,493	502,611
Other real estate not covered under loss-sharing agreements with the FDIC	165,960	155,231
Other real estate covered under loss-sharing agreements with the FDIC	36,397	36,685
Accrued income receivable	120,308	124,234
Mortgage servicing assets, at fair value	205,051	211,405
Other assets	2,156,030	2,193,162
Goodwill	631,095	626,388
Other intangible assets	54,080	58,109

Total assets	$36,147,009	$35,761,733

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$6,384,093	$6,401,515
Interest bearing	21,142,500	20,808,208

Total deposits	27,526,593	27,209,723

Federal funds purchased and assets sold under agreements to repurchase	760,154	762,145
Other short-term borrowings	6,370	1,200
Notes payable	1,583,468	1,662,508
Other liabilities	1,018,309	1,019,018
Liabilities from discontinued operations (Refer to Note 4)	1,815	1,815

Total liabilities	30,896,709	30,656,409

Commitments and contingencies (Refer to Note 23)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;
103,895,642 shares issued (2015—103,816,185) and 103,670,005 shares outstanding (2015—103,618,976)	1,039	1,038
Surplus	4,231,233	4,229,156
Retained earnings	1,156,476	1,087,957
Treasury stock—at cost, 225,637 shares (2015—197,209)	(6,858)	(6,101)
Accumulated other comprehensive loss, net of tax	(181,750)	(256,886)

Total stockholders’ equity	5,250,300	5,105,324

Total liabilities and stockholders’ equity	$36,147,009	$35,761,733

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2016	2015
Interest income:
Loans	$363,197	$355,631
Money market investments	2,863	1,446
Investment securities	36,271	30,301
Trading account securities	1,689	2,696

Total interest income	404,020	390,074

Interest expense:
Deposits	29,874	25,864
Short-term borrowings	1,861	1,734
Long-term debt	19,873	19,281

Total interest expense	51,608	46,879

Net interest income	352,412	343,195
Provision for loan losses—non-covered loans	47,940	29,711
Provision (reversal) for loan losses—covered loans	(3,105)	10,324

Net interest income after provision for loan losses	307,577	303,160

Service charges on deposit accounts	39,862	39,017
Other service fees (Refer to Note 29)	53,382	53,626
Mortgage banking activities (Refer to Note 12)	10,551	12,852
Trading account (loss) profit	(162)	414
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	(304)	(79)
Adjustments (expense) to indemnity reserves on loans sold	(4,098)	(4,526)
FDIC loss share (expense) income (Refer to Note 30)	(3,146)	4,139
Other operating income	15,545	9,792

Total non-interest income	111,630	115,235

Operating expenses:
Personnel costs	127,091	116,458
Net occupancy expenses	20,430	21,709
Equipment expenses	14,548	13,411
Other taxes	10,195	8,574
Professional fees	75,459	75,528
Communications	6,320	6,176
Business promotion	11,110	10,813
FDIC deposit insurance	7,370	6,398
Other real estate owned (OREO) expenses	9,141	23,069
Other operating expenses	17,165	17,349
Amortization of intangibles	3,114	2,104
Restructuring costs	—	10,753

Total operating expenses	301,943	312,342

Income from continuing operations before income tax	117,264	106,053
Income tax expense	32,265	32,568

Income from continuing operations	84,999	73,485
Income from discontinued operations, net of tax	—	1,341

Net Income	$84,999	$74,826

Net Income Applicable to Common Stock	$84,068	$73,896

Net Income per Common Share – Basic
Net income from continuing operations	0.81	0.71
Net income from discontinued operations	—	0.01

Net Income per Common Share – Basic	$0.81	$0.72

Net Income per Common Share – Diluted
Net income from continuing operations	0.81	0.71
Net income from discontinued operations	—	0.01

Net Income per Common Share – Diluted	$0.81	$0.72

Dividends Declared per Common Share	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2016	2015
Net income	$84,999	$74,826

Other comprehensive income before tax:
Foreign currency translation adjustment	(705)	(581)
Amortization of net losses on pension and postretirement benefit plans	5,486	5,025
Amortization of prior service cost of pension and postretirement benefit plans	(950)	(950)
Unrealized holding gains on investments arising during the period	76,236	35,342
Unrealized net losses on cash flow hedges	(2,000)	(2,535)
Reclassification adjustment for net losses included in net income	1,545	1,358

Other comprehensive income before tax	79,612	37,659
Income tax expense	(4,476)	(2,187)

Total other comprehensive income, net of tax	75,136	35,472

Comprehensive income, net of tax	$160,135	$110,298

Tax effect allocated to each component of other comprehensive income:	Quarters ended March 31,
(In thousands)	2016	2015
Amortization of net losses on pension and postretirement benefit plans	$(2,140)	$(1,960)
Amortization of prior service cost of pension and postretirement benefit plans	370	371
Unrealized holding gains on investments arising during the period	(2,885)	(1,057)
Unrealized net losses on cash flow hedges	781	989
Reclassification adjustment for net losses included in net income	(602)	(530)

Income tax expense	$(4,476)	$(2,187)

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2014	$1,036	$50,160	$4,196,458	$253,717	$(4,117)	$(229,872)	$4,267,382
Net income				74,826			74,826
Issuance of stock	1		1,405				1,406
Tax windfall benefit on vesting of restricted stock			69				69
Dividends declared:
Preferred stock				(930)			(930)
Common stock purchases					(1,123)		(1,123)
Common stock reissuance					18		18
Other comprehensive income, net of tax						35,472	35,472

Balance at March 31, 2015	$1,037	$50,160	$4,197,932	$327,613	$(5,222)	$(194,400)	$4,377,120

Balance at December 31, 2015	$1,038	$50,160	$4,229,156	$1,087,957	$(6,101)	$(256,886)	$5,105,324
Net income				84,999			84,999
Issuance of stock	1		2,108				2,109
Tax shortfall expense on vesting of restricted stock			(31)				(31)
Dividends declared:
Common stock				(15,549)			(15,549)
Preferred stock				(931)			(931)
Common stock purchases					(764)		(764)
Common stock reissuance					7		7
Other comprehensive income, net of tax						75,136	75,136

Balance at March 31, 2016	$1,039	$50,160	$4,231,233	$1,156,476	$(6,858)	$(181,750)	$5,250,300

						March 31,	March 31,
Disclosure of changes in number of shares:						2016	2015
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						103,816,185	103,614,553
Issuance of stock						79,457	42,621

Balance at end of the period						103,895,642	103,657,174
Treasury stock						(225,637)	(170,247)

Common Stock – Outstanding						103,670,005	103,486,927

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$84,999	$74,826

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	44,835	40,035
Amortization of intangibles	3,114	2,104
Depreciation and amortization of premises and equipment	11,707	11,919
Net accretion of discounts and amortization of premiums and deferred fees	(11,158)	(19,100)
Fair value adjustments on mortgage servicing rights	8,477	4,929
FDIC loss share expense (income)	3,146	(4,139)
Adjustments (expense) to indemnity reserves on loans sold	4,098	4,526
Earnings from investments under the equity method	(7,089)	(2,301)
Deferred income tax expense	23,218	23,380
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(1,946)	(978)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(7,101)	(7,222)
Sale of foreclosed assets, including write-downs	2,802	14,851
Acquisitions of loans held-for-sale	(66,451)	(121,929)
Proceeds from sale of loans held-for-sale	22,253	27,547
Net originations on loans held-for-sale	(110,528)	(179,604)
Net decrease (increase) in:
Trading securities	176,598	177,942
Accrued income receivable	3,926	(13)
Other assets	20,996	(28,027)
Net (decrease) increase in:
Interest payable	(12,261)	(10,216)
Pension and other postretirement benefits obligation	1,536	1,019
Other liabilities	(17,010)	(19,377)

Total adjustments	93,162	(84,654)

Net cash provided by (used in) operating activities	178,161	(9,828)

Cash flows from investing activities:
Net decrease (increase) in money market investments	262,632	(484,829)
Purchases of investment securities:
Available-for-sale	(742,859)	(411,189)
Held-to-maturity	—	(250)
Other	(59,786)	(2,520)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	239,399	385,672
Held-to-maturity	2,108	2,231
Other	41,664	30,785
Proceeds from sale of investment securities:
Other	26,346	1,388
Net repayments on loans	13,335	154,794
Proceeds from sale of loans	1,128	19,127
Acquisition of loan portfolios	(212,798)	(49,510)
Net payments from FDIC under loss sharing agreements	88,588	132,265
Net cash received and acquired from business combination	—	711,051
Return of capital from equity method investments	206	—
Mortgage servicing rights purchased	—	(2,400)
Acquisition of premises and equipment	(38,819)	(10,231)
Proceeds from sale of:
Premises and equipment and other productive assets	5,092	3,093
Foreclosed assets	14,513	40,161

Net cash (used in) provided by investing activities	(359,251)	519,638

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	318,550	265,906
Federal funds purchased and assets sold under agreements to repurchase	(1,991)	(139,013)
Other short-term borrowings	5,170	(148,215)
Payments of notes payable	(108,452)	(419,487)
Proceeds from issuance of notes payable	28,883	46,000
Proceeds from issuance of common stock	2,109	1,405
Dividends paid	(16,473)	(620)
Net payments for repurchase of common stock	(757)	(1,105)

Net cash provided by (used in) financing activities	227,039	(395,129)

Net increase in cash and due from banks	45,949	114,681
Cash and due from banks at beginning of period	363,674	381,095

Cash and due from banks at the end of the period	$409,623	$495,776

The accompanying notes are an integral part of these consolidated financial statements.

During the quarter ended March 31, 2016 there have not been any cash flows associated with discontinued operations. The Consolidated Statement of Cash Flows for the quarter ended March 31, 2015 includes the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States and the Caribbean. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, New Jersey and South Florida under the name of Popular Community Bank. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Refer to Note 4 for discussion of the sales of the California, Illinois and Central Florida regional operations during 2014. Note 35 to the consolidated financial statements presents information about the Corporation’s business segments.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The consolidated statement of financial condition data at December 31, 2015 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain reclassifications have been made to the 2015 consolidated financial statements and notes to the financial statements to conform with the 2016 presentation.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2015, included in the Corporation’s 2015 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Note 3 – New accounting pronouncements

Recently Adopted Accounting Standards Updates

FASB Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”)

The FASB issued ASU 2015-03 in April 2015, which simplified the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability.

The amendments of this Update, which are required to be applied on a retrospective basis, are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

Since the Corporation‘s policy was to record debt issuance costs as a deferred asset, it reclassified $7.3 million (December 31, 2015—$7.8 million) of debt issuance costs as a result of the adoption of this accounting pronouncement during the first quarter of 2016 and adjusted prior periods accordingly.

Additionally, adoption of the following standards effective during the first quarter of 2016 did not have a significant impact on the presentation and disclosures in its consolidated financial statements:

•	FASB Accounting Standards Update 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”)

•	FASB Accounting Standards Update 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financial Entity (“ASU 2014-13”)

•	FASB Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is more Akin to Debt or to Equity (“ASU 2014-16”)

•	FASB Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”)

•	FASB Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis (“ASU 2015-02”)

•	FASB Accounting Standards Update 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”)

•	FASB Accounting Standards Update 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”)

•	FASB Accounting Standards Update 2015-07, Fair Value Measurement – (Topic 820): Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”)

•	FASB Accounting Standards Update 2015-09, Insurance—(Topic 944): Disclosures about Short-Duration Contracts

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

The FASB issued ASU 2016-10 in April 2016 which clarifies two aspects of Topic 606, in particular, the identification of performance obligations. Among other things, an entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. In addition, in determining whether promises to transfer goods or services are separately identifiable, an entity should determine whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (same effective date as ASU 2015-14).

FASB Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

The FASB issued ASU 2016-09 in March 2016 which simplifies multiple aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies as an income tax benefit or expense in the income statement and classification in the statement of cash flows as an operating activity, allowing entities to elect as an accounting policy to account for forfeitures when they occur, permitting entities to withhold up to the maximum individual statutory rate without classifying the awards as a liability, and requiring that the cash paid to satisfy the statutory income tax withholding obligation be classified as a financing activity.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition, results of operations, cash flows or presentation and disclosures.

FASB Accounting Standards Update (“ASU”) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

The FASB issued ASU 2016-08 in March 2016, which amends the implementation guidance in ASU 2014-09 by clarifying, among other things, that an entity should determine the nature of the goods or services provided to the customer and whether it controls each specified good or service before it is transferred to the customer, that an entity can be a principal for some goods or services and an agent for others with the same contract, and that an entity is a principal if it controls the goods or services before transferring them to the customer.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (same effective date as ASU 2015-14).

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update (“ASU”) 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

The FASB issued ASU 2016-07 in March 2016, which eliminates the requirement to retroactively adopt the equity method of accounting. Therefore, as of the date the investment becomes qualified for equity method accounting, an entity should add the cost of acquiring the additional interest in the investee to the current basis of its previously held interest. For available-for-sale securities, an entity should recognize through earnings the unrealized holding gains/losses in accumulated other comprehensive income/loss as of that date.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update (“ASU”) 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

The FASB issued ASU 2016-06 in March 2016, which clarifies that in assessing whether an embedded contingent put or call option is not clearly and closely related to the debt instrument, which is part of the assessment made to determine whether an embedded derivative must be bifurcated from the host contract, an entity is required to perform only the four step decision sequence. The four-step decision sequence requires an entity to consider whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount and (4) the put or call option is contingently exercisable. It does not have to separately assess whether the event that triggers its ability to exercise the contingent option itself is indexed only to interest rates and credit risk.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update (“ASU”) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

The FASB issued ASU 2016-05 in March 2016, which clarifies that a novation, or a change in the counterparty to the derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship, and therefore discontinuance of the application of hedge accounting, provided that all other hedge accounting criteria continue to be met.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition or results of operations.

For recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the consolidated financial statements included in the 2015 Form 10-K.

Note 4 – Discontinued operations and restructuring plan

During the year ended December 31, 2014, the Corporation completed the sale of its California, Illinois and Central Florida regional operations and relocated certain back office operations to Puerto Rico and New York.

As defined in ASC 805-10-55, the regional operations sold constituted a business, and for financial reporting purposes, the results of the discontinued operations are presented as “Assets / Liabilities from discontinued operations” in the consolidated statement of condition and “(Loss) income from discontinued operations, net of tax” in the consolidated statement of operations.

As of March 31, 2016 and December 31, 2015, there were no assets held within the discontinued operations and liabilities within discontinued operations amounted to approximately $1.8 million, mainly comprised of the indemnity reserve related to the California regional sale.

There were no activities from the discontinued operations for the quarter ended March 31, 2016. Net income from the discontinued operations amounted to $1.3 million for the quarter ended March 31, 2015.

Also, in connection with the sale, the Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) which has been completed as of March 31, 2016. The Corporation incurred restructuring charges of $45.1 million. During the quarter ended March 31, 2015, the Corporation incurred $10.8 million in restructuring costs, mostly comprised of $9.4 million in personnel costs.

The following table presents the activity in the reserve for the restructuring costs associated with the PCB Restructuring Plan:

	Quarters ended March 31,
(In thousands)	2016	2015
Beginning balance	$620	$13,536
Charges expensed during the period	—	6,297
Payments made during the period	(263)	(9,030)

Ending balance	$357	$10,803

Note 5 – Business combination

On February 27, 2015, BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of former Doral Bank from the FDIC, as receiver. Under the FDIC’s bidding format, BPPR was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits acquired by it and its alliance co-bidders. BPPR entered into back to back purchase and assumption agreements with the alliance co-bidders for the transfer of certain assets and deposits. BPPR entered into transition service agreements with each of the alliance co-bidders. There is no loss-sharing arrangement with the FDIC on the acquired assets.

The following table presents the fair values of major classes of identifiable assets acquired and liabilities assumed by the Corporation as of February 27, 2015.

(In thousands)	Book value prior to purchase accounting adjustments	Fair value adjustments	Additional consideration[1]	As recorded by Popular, Inc.
Assets:
Cash and due from banks	$339,633	$—	$—	$339,633
Investment in available-for-sale securities	172,706	—	—	172,706
Investments in FHLB stock	30,785	—	—	30,785
Loans	1,679,792	(165,925)	—	1,513,867
Accrued income receivable	7,808	—	—	7,808
Receivable from the FDIC	—	—	480,137	480,137
Core deposit intangible	23,572	(10,762)	—	12,810
Other assets	67,676	7,569	—	75,245

Total assets	$2,321,972	$(169,118)	$480,137	$2,632,991

Liabilities:
Deposits	$2,193,404	$9,987	$—	$2,203,391
Advances from the Federal Home Loan Bank	542,000	5,187	—	547,187
Other liabilities	50,728	(511)	—	50,217

Total liabilities	$2,786,132	$14,663	$—	$2,800,795

Excess of liabilities assumed over assets acquired	$464,160
Aggregate fair value adjustments		$(183,781)

Additional consideration			$480,137

Goodwill on acquisition				$167,804

[1]	The additional consideration represents the cash to be received from the FDIC for the difference between the net liabilities assumed and the net premium paid on the transaction.

In accordance with ASC Topic 805, the fair values assigned to the assets acquired and liabilities assumed are subject to refinement up to one year after the closing date of the acquisition as new information relative to closing date fair values become available, and thus the recognized goodwill may increase or decrease. During the second and third quarters of 2015, retrospective adjustments were made to the estimated fair values of certain assets acquired and liabilities assumed as part of the Doral Bank Transaction to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The retrospective adjustments resulted in a decrease of $2.1 million to the initial fair value estimate of the mortgage servicing rights, a decrease in other liabilities assumed of $0.5 million and, an increase of $2.6 million in the receivable from the FDIC related to the acquisition cost of deposits, all of which were adjusted against goodwill.

During the fourth quarter of 2015 the Corporation early adopted ASU 2015-16 “Business Combination”. Accordingly, adjustments to the initial fair value estimates identified during the measurement period were recognized in the reporting period in which the adjustment amounts were determined. Pursuant to ASU 2015-16, adjustments were made effective in the fourth quarter of 2015 to the estimated fair values of assets and liabilities assumed with the Doral Bank Transaction to reflect new information obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements.

During the quarter ended March 31, 2016, the Corporation recorded adjustments to its initial fair value estimates in connection with the Doral Bank Transaction. As a result, the discount on the loans increased by $4.7 million with a corresponding increase to goodwill.

The following table presents the principal changes in fair value and the revised amounts recorded during the measurement period.

(In thousands)	February 27, 2015 As recasted[a]	February 27, 2015 As previously reported[b]	Change
Assets:
Loans	$1,513,867	$1,665,756	$(151,889)
Goodwill	167,804	41,633	126,171
Core deposit intangible	12,810	23,572	(10,762)
Receivable from the FDIC	480,137	441,721	38,416
Other assets	626,177	626,177	—

Total assets	$2,800,795	$2,798,859	$1,936

Liabilities:
Deposits	$2,203,391	$2,201,455	$1,936
Advances from the Federal Home Loan Bank	547,187	547,187	—
Other liabilities	50,217	50,217	—

Total liabilities	$2,800,795	$2,798,859	$1,936

[a]	Amounts reported include retrospective adjustments during the measurement period, in accordance with U.S. GAAP, related to the Doral Bank Transaction.
[b]	Amounts are presented as previously reported as of September 30, 2015.

The impact in the results of operations for the quarter ended March 31, 2015 as a result of the recasting was an increase in net income of approximately $0.6 million as detailed in the following table:

	Quarter ended March 31, 2015
(In thousands)	As recasted	As reported	Difference
Net Interest Income	$10,306	$9,768	$538
Non-Interest Income	4,262	4,262	—
Operating Expenses	14,398	14,488	(90)

Income Before Taxes	$170	$(458)	$628

Note 6 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.1 billion at March 31, 2016 (December 31, 2015—$ 1.1 billion). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2016, the Corporation held $52 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2015—$44 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 7 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at March 31, 2016 and December 31, 2015.

	At March 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$24,665	$143	$—	$24,808	4.92%
After 1 to 5 years	1,281,481	6,792	—	1,288,273	1.03
After 5 to 10 years	9,939	332	—	10,271	1.99

Total U.S. Treasury securities	1,316,085	7,267	—	1,323,352	1.11

Obligations of U.S. Government sponsored entities
After 1 to 5 years	904,631	5,221	109	909,743	1.33
After 5 to 10 years	250	3	—	253	5.64
After 10 years	23,000	—	58	22,942	3.24

Total obligations of U.S. Government sponsored entities	927,881	5,224	167	932,938	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	7,292	—	176	7,116	3.88
After 5 to 10 years	5,925	1	1,963	3,963	4.02
After 10 years	18,604	1	5,954	12,651	6.99

Total obligations of Puerto Rico, States and political subdivisions	31,821	2	8,093	23,730	5.72

Collateralized mortgage obligations—federal agencies
Within 1 year	282	—	—	282	0.95
After 1 to 5 years	20,257	918	—	21,175	2.86
After 5 to 10 years	41,078	818	—	41,896	2.86
After 10 years	1,447,516	14,027	11,325	1,450,218	1.98

Total collateralized mortgage obligations—federal agencies	1,509,133	15,763	11,325	1,513,571	2.01

Mortgage-backed securities
Within 1 year	25	—	—	25	4.80
After 1 to 5 years	20,808	990	6	21,792	4.64
After 5 to 10 years	281,359	6,195	2	287,552	2.43
After 10 years	2,485,109	50,510	1,282	2,534,337	2.76

Total mortgage-backed securities	2,787,301	57,695	1,290	2,843,706	2.74

Equity securities (without contractual maturity)	1,351	1,090	2	2,439	7.82

Other
After 1 to 5 years	8,819	10	—	8,829	1.72
After 5 to 10 years	1,220	45	—	1,265	3.62

Total other	10,039	55	—	10,094	1.95

Total investment securities available-for-sale[1]	$6,583,611	$87,096	$20,877	$6,649,830	2.07%

[1]	Includes $2.2 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $1.3 billion serve as collateral for public funds.

	At December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$24,861	$335	$—	$25,196	4.31%
After 1 to 5 years	1,149,807	365	1,999	1,148,173	1.03
After 5 to 10 years	9,937	22	—	9,959	1.99

Total U.S. Treasury securities	1,184,605	722	1,999	1,183,328	1.11

Obligations of U.S. Government sponsored entities
After 1 to 5 years	919,819	1,337	4,808	916,348	1.33
After 5 to 10 years	250	1	—	251	5.64
After 10 years	23,000	42	—	23,042	3.22

Total obligations of U.S. Government sponsored entities	943,069	1,380	4,808	939,641	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	7,227	—	199	7,028	3.94
After 5 to 10 years	5,925	—	2,200	3,725	4.02
After 10 years	18,585	—	6,979	11,606	6.99

Total obligations of Puerto Rico, States and political subdivisions	31,737	—	9,378	22,359	5.74

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	21,446	594	37	22,003	2.81
After 5 to 10 years	44,585	733	—	45,318	2.85
After 10 years	1,518,662	8,137	33,283	1,493,516	1.99

Total collateralized mortgage obligations—federal agencies	1,584,693	9,464	33,320	1,560,837	2.02

Mortgage-backed securities
After 1 to 5 years	22,015	987	8	22,994	4.65
After 5 to 10 years	256,097	4,866	1,197	259,766	2.51
After 10 years	2,039,217	34,839	12,620	2,061,436	2.83

Total mortgage-backed securities	2,317,329	40,692	13,825	2,344,196	2.81

Equity securities (without contractual maturity)	1,350	1,053	5	2,398	7.92

Other
After 1 to 5 years	8,911	—	28	8,883	1.71
After 5 to 10 years	1,311	39	—	1,350	3.62

Total other	10,222	39	28	10,233	1.95

Total investment securities available-for-sale[1]	$6,073,005	$53,350	$63,363	$6,062,992	2.07%

[1]	Includes $2.4 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $1.5 billion serve as collateral for public funds.

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

There were no securities sold during the quarters ended March 31, 2016 and 2015.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	At March 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$73,342	$113	$19,376	$54	$92,718	$167
Obligations of Puerto Rico, States and political subdivisions	6,229	10	15,515	8,083	21,744	8,093
Collateralized mortgage obligations—federal agencies	—	—	656,971	11,325	656,971	11,325
Mortgage-backed securities	231,705	816	80,005	474	311,710	1,290
Equity securities	48	2	—	—	48	2

Total investment securities available-for-sale in an unrealized loss position	$311,324	$941	$771,867	$19,936	$1,083,191	$20,877

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$589,689	$1,999	$—	$—	$589,689	$1,999
Obligations of U.S. Government sponsored entities	390,319	2,128	181,744	2,680	572,063	4,808
Obligations of Puerto Rico, States and political subdivisions	884	164	19,490	9,214	20,374	9,378
Collateralized mortgage obligations—federal agencies	331,501	4,446	814,195	28,874	1,145,696	33,320
Mortgage-backed securities	1,641,663	12,992	22,362	833	1,664,025	13,825
Equity securities	45	5	—	—	45	5
Other	8,883	28	—	—	8,883	28

Total investment securities available-for-sale in an unrealized loss position	$2,962,984	$21,762	$1,037,791	$41,601	$4,000,775	$63,363

As of March 31, 2016, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $21 million, driven by U.S. Agency collateralized mortgage obligations, mortgage-backed securities and obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all U.S. Agencies’ securities, management considers the U.S. Agency guarantee. The portfolio of obligations of the Puerto Rico Government is mostly comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

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

At March 31, 2016, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. However, further negative evidence impacting the factors described above with respect to the “Obligations of Puerto Rico, States and political subdivisions”, could result in a charge to earnings to recognize estimated credit losses determined to be other-than-temporary. At March 31, 2016, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is more likely than not that the Corporation will not have to sell the investment securities prior to recovery of their amortized cost basis.

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

	March 31, 2016		December 31, 2015
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,799,998	$2,824,458	$2,649,860	$2,633,899
FHLB	329,822	331,546	340,119	338,700
Freddie Mac	1,221,128	1,228,096	1,088,691	1,079,956

Note 8 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at March 31, 2016 and December 31, 2015.

	At March 31, 2016
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,050	$—	$1,601	$1,449	5.91%
After 1 to 5 years	14,270	—	5,910	8,360	6.00
After 5 to 10 years	18,930	—	7,716	11,214	6.17
After 10 years	60,880	5,266	8,320	57,826	1.99

Total obligations of Puerto Rico, States and political subdivisions	97,130	5,266	23,547	78,849	3.52

Collateralized mortgage obligations—federal agencies
After 5 to 10 years	86	5	—	91	5.45

Total collateralized mortgage obligations—federal agencies	86	5	—	91	5.45

Other
After 1 to 5 years	2,000	—	26	1,974	1.81

Total other	2,000	—	26	1,974	1.81

Total investment securities held-to-maturity[1]	$99,216	$5,271	$23,573	$80,914	3.49%

[1]	Includes $97.5 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2015
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,920	$—	$291	$2,629	5.90%
After 1 to 5 years	13,655	—	5,015	8,640	5.98
After 5 to 10 years	20,020	—	8,020	12,000	6.14
After 10 years	62,222	3,604	8,280	57,546	2.08

Total obligations of Puerto Rico, States and political subdivisions	98,817	3,604	21,606	80,815	3.55

Collateralized mortgage obligations—federal agencies
After 5 to 10 years	86	5	—	91	5.45

Total collateralized mortgage obligations—federal agencies	86	5	—	91	5.45

Other
After 1 to 5 years	2,000	—	17	1,983	1.81

Total other	2,000	—	17	1,983	1.81

Total investment securities held-to-maturity[1]	$100,903	$3,609	$21,623	$82,889	3.52%

[1]	Includes $57.2 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	At March 31, 2016
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$31,393	$23,547	$31,393	$23,547
Other	1,724	26	—	—	1,724	26

Total investment securities held-to-maturity in an unrealized loss position	$1,724	$26	$31,393	$23,547	$33,117	$23,573

	At December 31, 2015
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$33,334	$21,606	$33,334	$21,606
Other	1,483	17	—	—	1,483	17

Total investment securities held-to-maturity in an unrealized loss position	$1,483	$17	$33,334	$21,606	$34,817	$21,623

As indicated in Note 7 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2016 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $55 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $42 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default.

The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security was other-than-temporarily impaired at March 31, 2016. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

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

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2—Summary of significant accounting policies, of the 2015 Form 10-K.

During the quarter ended March 31, 2016, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $122 million, consumer loans of $106 million and commercial loans amounting to $51 million. Excluding the impact of the Doral Bank Transaction, during the quarter ended March 31, 2015, the Corporation recorded purchases of mortgage loans amounting to $169 million. Refer to Note 5 for information on loans acquired as part of the Doral Bank Transaction.

The Corporation performed whole-loan sales involving approximately $21 million of residential mortgage loans during the quarter ended March 31, 2016 (March 31, 2015—$39 million). Also, during the quarter ended March 31, 2016, the Corporation securitized approximately $134 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $36 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $156 million and $47 million, respectively, during the quarter ended March 31, 2015.

Non-covered loans

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, by past due status at March 31, 2016 and December 31, 2015, including loans previously covered by the commercial FDIC loss sharing agreements.

March 31, 2016
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$652	$168	$1,418	$2,238	$172,413	$174,651
Commercial real estate non-owner occupied	46,119	3,102	103,719	152,940	2,506,513	2,659,453
Commercial real estate owner occupied	16,339	6,608	141,443	164,390	1,703,399	1,867,789
Commercial and industrial	7,267	4,297	39,529	51,093	2,615,305	2,666,398
Construction	678	372	13,133	14,183	90,961	105,144
Mortgage	352,313	134,842	823,440	1,310,595	4,789,164	6,099,759
Leasing	7,209	1,598	3,419	12,226	630,916	643,142
Consumer:
Credit cards	10,915	7,159	18,864	36,938	1,061,845	1,098,783
Home equity lines of credit	82	141	280	503	9,126	9,629
Personal	12,963	7,693	20,495	41,151	1,150,239	1,191,390
Auto	32,638	6,029	10,844	49,511	776,794	826,305
Other	1,337	282	19,220	20,839	162,145	182,984

Total	$488,512	$172,291	$1,195,804	$1,856,607	$15,668,820	$17,525,427

March 31, 2016
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$32	$—	$246	$278	$762,276	$762,554
Commercial real estate non-owner occupied	9,556	—	11,155	20,711	969,937	990,648
Commercial real estate owner occupied	3,817	—	193	4,010	219,791	223,801
Commercial and industrial	16,935	156	84,086	101,177	781,918	883,095
Construction	15,091	—	671	15,762	613,952	629,714
Mortgage	18,877	514	12,069	31,460	847,982	879,442
Legacy	3,119	400	4,046	7,565	53,479	61,044
Consumer:
Credit cards	187	157	382	726	12,292	13,018
Home equity lines of credit	1,701	845	4,309	6,855	287,405	294,260
Personal	1,624	639	1,429	3,692	240,722	244,414
Auto	—	—	6	6	18	24
Other	—	—	10	10	286	296

Total	$70,939	$2,711	$118,602	$192,252	$4,790,058	$4,982,310

March 31, 2016
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.[1] [2]
Commercial multi-family	$684	$168	$1,664	$2,516	$934,689	$937,205
Commercial real estate non-owner occupied	55,675	3,102	114,874	173,651	3,476,450	3,650,101
Commercial real estate owner occupied	20,156	6,608	141,636	168,400	1,923,190	2,091,590
Commercial and industrial	24,202	4,453	123,615	152,270	3,397,223	3,549,493
Construction	15,769	372	13,804	29,945	704,913	734,858
Mortgage	371,190	135,356	835,509	1,342,055	5,637,146	6,979,201
Leasing	7,209	1,598	3,419	12,226	630,916	643,142
Legacy[3]	3,119	400	4,046	7,565	53,479	61,044
Consumer:
Credit cards	11,102	7,316	19,246	37,664	1,074,137	1,111,801
Home equity lines of credit	1,783	986	4,589	7,358	296,531	303,889
Personal	14,587	8,332	21,924	44,843	1,390,961	1,435,804
Auto	32,638	6,029	10,850	49,517	776,812	826,329
Other	1,337	282	19,230	20,849	162,431	183,280

Total	$559,451	$175,002	$1,314,406	$2,048,859	$20,458,878	$22,507,737

[1]	Non-covered loans held-in-portfolio are net of $111 million in unearned income and exclude $125 million in loans held-for-sale.
[2]	Includes $7.7 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.7 billion were pledged at the FHLB as collateral for borrowings, $2.5 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

December 31, 2015
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$459	$217	$1,316	$1,992	$130,154	$132,146
Commercial real estate non-owner occupied	166,732	12,520	84,982	264,234	2,404,858	2,669,092
Commercial real estate owner occupied	14,245	5,624	138,778	158,647	1,750,597	1,909,244
Commercial and industrial	6,010	6,059	38,464	50,533	2,607,204	2,657,737
Construction	238	253	13,738	14,229	86,719	100,948
Mortgage	344,858	162,341	863,869	1,371,068	4,756,423	6,127,491
Leasing	7,844	1,630	3,009	12,483	615,167	627,650
Consumer:
Credit cards	11,078	9,414	19,098	39,590	1,088,755	1,128,345
Home equity lines of credit	186	292	394	872	9,816	10,688
Personal	13,756	7,889	22,625	44,270	1,158,565	1,202,835
Auto	33,554	7,500	11,640	52,694	763,256	815,950
Other	1,069	298	19,232	20,599	167,885	188,484

Total	$600,029	$214,037	$1,217,145	$2,031,211	$15,539,399	$17,570,610

December 31, 2015
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$33	$253	$—	$286	$693,647	$693,933
Commercial real estate non-owner occupied	160	—	253	413	962,610	963,023
Commercial real estate owner occupied	1,490	429	221	2,140	200,204	202,344
Commercial and industrial	13,647	1,526	75,575	90,748	780,896	871,644
Construction	—	—	—	—	580,158	580,158
Mortgage	18,957	3,424	13,538	35,919	872,671	908,590
Legacy	1,160	662	3,649	5,471	58,965	64,436
Consumer:
Credit cards	327	134	437	898	13,037	13,935
Home equity lines of credit	3,149	1,114	4,176	8,439	296,045	304,484
Personal	1,836	690	1,240	3,766	168,860	172,626
Auto	—	—	6	6	22	28
Other	—	10	5	15	289	304

Total	$40,759	$8,242	$99,100	$148,101	$4,627,404	$4,775,505

December 31, 2015
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.[1] [2]
Commercial multi-family	$492	$470	$1,316	$2,278	$823,801	$826,079
Commercial real estate non-owner occupied	166,892	12,520	85,235	264,647	3,367,468	3,632,115
Commercial real estate owner occupied	15,735	6,053	138,999	160,787	1,950,801	2,111,588
Commercial and industrial	19,657	7,585	114,039	141,281	3,388,100	3,529,381
Construction	238	253	13,738	14,229	666,877	681,106
Mortgage	363,815	165,765	877,407	1,406,987	5,629,094	7,036,081
Leasing	7,844	1,630	3,009	12,483	615,167	627,650
Legacy[3]	1,160	662	3,649	5,471	58,965	64,436
Consumer:
Credit cards	11,405	9,548	19,535	40,488	1,101,792	1,142,280
Home equity lines of credit	3,335	1,406	4,570	9,311	305,861	315,172
Personal	15,592	8,579	23,865	48,036	1,327,425	1,375,461
Auto	33,554	7,500	11,646	52,700	763,278	815,978
Other	1,069	308	19,237	20,614	168,174	188,788

Total	$640,788	$222,279	$1,316,245	$2,179,312	$20,166,803	$22,346,115

[1]	Non-covered loans held-in-portfolio are net of $108 million in unearned income and exclude $137 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.3 billion were pledged at the FHLB as collateral for borrowings, $2.5 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at March 31, 2016 and 2015. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

At March 31, 2016
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing loans		Accruing loans		Accruing loans
	Non-accrual	past-due 90	Non-accrual	past-due 90	Non-accrual	past-due 90
(In thousands)	loans	days or more [1]	loans	days or more [1]	loans	days or more [1]
Commercial multi-family	$1,178	$—	$246	$—	$1,424	$—
Commercial real estate non-owner occupied	32,310	—	11,155	—	43,465	—
Commercial real estate owner occupied	110,972	—	193	—	111,165	—
Commercial and industrial	38,179	332	3,398	—	41,577	332
Construction	3,270	—	671	—	3,941	—
Mortgage[3]	322,838	406,327	12,069	—	334,907	406,327
Leasing	3,419	—	—	—	3,419	—
Legacy	—	—	4,046	—	4,046	—
Consumer:
Credit cards	—	18,864	382	—	382	18,864
Home equity lines of credit	—	280	4,309	—	4,309	280
Personal	20,023	46	1,429	—	21,452	46
Auto	10,844	—	6	—	10,850	—
Other	18,579	588	10	—	18,589	588

Total[2]	$561,612	$426,437	$37,914	$—	$599,526	$426,437

[1]	Non-covered loans of $288 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 43 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $161 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2016. Furthermore, the Corporation has approximately $68 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2015
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing loans		Accruing loans		Accruing loans
	Non-accrual	past-due 90	Non-accrual	past-due 90	Non-accrual	past-due 90
(In thousands)	loans	days or more [1]	loans	days or more [1]	loans	days or more [1]
Commercial multi-family	$1,062	$—	$—	$—	$1,062	$—
Commercial real estate non-owner occupied	33,720	—	253	—	33,973	—
Commercial real estate owner occupied	106,449	—	221	—	106,670	—
Commercial and industrial	36,671	555	3,440	—	40,111	555
Construction	3,550	—	—	—	3,550	—
Mortgage[3]	337,933	426,094	13,538	—	351,471	426,094
Leasing	3,009	—	—	—	3,009	—
Legacy	—	—	3,649	—	3,649	—
Consumer:
Credit cards	—	19,098	437	—	437	19,098
Home equity lines of credit	—	394	4,176	—	4,176	394
Personal	22,102	523	1,240	—	23,342	523
Auto	11,640	—	6	—	11,646	—
Other	18,698	61	5	—	18,703	61

Total[2]	$574,834	$446,725	$26,965	$—	$601,799	$446,725

[1]	Non-covered loans by $268 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 45 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $164 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2015. Furthermore, the Corporation has approximately $70 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following table provides a breakdown of loans held-for-sale (“LHFS”) at March 31, 2016 and December 31, 2015 by main categories.

(In thousands)	March 31, 2016	December 31, 2015
Commercial	$42,771	$45,074
Construction	2	95
Mortgage	82,542	91,831

Total loans held-for-sale	$125,315	$137,000

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at March 31, 2016 and December 31, 2015 by main categories.

(In thousands)	March 31, 2016	December 31, 2015
Commercial	$42,741	$45,074
Construction	2	95

Total	$42,743	$45,169

The following table presents loans acquired as part of the Doral Bank Transaction accounted for under ASC subtopic 310-20 as of the February 27, 2015 acquisition date:

(In thousands)
Fair value of loans accounted under ASC Subtopic 310-20	$1,178,543

Gross contractual amounts receivable (principal and interest)	$1,666,695

Estimate of contractual cash flows not expected to be collected	$34,646

Covered loans

The following tables present the composition of loans by past due status at March 31, 2016 and December 31, 2015 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2016
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP [1]
Mortgage	$29,539	$15,953	$77,968	$123,460	$483,251	$606,711
Consumer	1,108	324	1,389	2,821	15,598	18,419

Total covered loans	$30,647	$16,277	$79,357	$126,281	$498,849	$625,130

[1]	Includes $374 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

December 31, 2015
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP [1]
Mortgage	$31,413	$16,593	$83,132	$131,138	$495,964	$627,102
Consumer	1,246	444	1,283	2,973	16,040	19,013

Total covered loans	$32,659	$17,037	$84,415	$134,111	$512,004	$646,115

[1]	Includes $386 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Mortgage	$3,408	$—	$3,790	$—
Consumer	111	—	97	—

Total[1]	$3,519	$—	$3,887	$—

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at March 31, 2016 (December 31, 2015—$10 million).

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

	March 31, 2016 [1]			December 31, 2015 [1]
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,104,257	$30,090	$1,134,347	$1,114,368	$35,393	$1,149,761
Commercial and industrial	83,267	519	83,786	84,765	519	85,284
Construction	8,479	6,026	14,505	8,943	6,027	14,970
Mortgage	647,739	31,627	679,366	667,023	33,090	700,113
Consumer	22,198	1,239	23,437	23,047	1,326	24,373

Carrying amount	1,865,940	69,501	1,935,441	1,898,146	76,355	1,974,501
Allowance for loan losses	(58,703)	(4,264)	(62,967)	(59,753)	(3,810)	(63,563)

Carrying amount, net of allowance	$1,807,237	$65,237	$1,872,474	$1,838,393	$72,545	$1,910,938

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remains subject to the loss sharing agreement with the FDIC amounted to approximately $615 million as of March 31, 2016 and $636 million as of December 31, 2015.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.4 billion at March 31, 2016 (December 31, 2015—$2.4 billion). At March 31, 2016, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2016 and 2015, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	March 31, 2016			March 31, 2015
	Non-credit	Credit		Non-credit	Credit
(In thousands)	impaired loans	impaired loans	Total	impaired loans	impaired loans	Total
Beginning balance	$1,105,732	$6,726	$1,112,458	$1,265,752	$5,585	$1,271,337
Accretion	(42,000)	(1,533)	(43,533)	(53,776)	(1,921)	(55,697)
Change in expected cash flows	54,544	5,339	59,883	42,273	1,035	43,308

Ending balance	$1,118,276	$10,532	$1,128,808	$1,254,249	$4,699	$1,258,948

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	March 31, 2016 [1]			March 31, 2015
	Non-credit	Credit		Non-credit	Credit
(In thousands)	impaired loans	impaired loans	Total	impaired loans	impaired loans	Total
Beginning balance	$1,898,146	$76,355	$1,974,501	$2,272,142	$172,030	$2,444,172
Accretion	42,000	1,533	43,533	53,776	1,921	55,697
Collections and charge-offs	(74,206)	(8,387)	(82,593)	(114,137)	(18,636)	(132,773)

Ending balance	$1,865,940	$69,501	$1,935,441	$2,211,781	$155,315	$2,367,096
Allowance for loan losses ASC 310-30 Westernbank loans	(58,703)	(4,264)	(62,967)	(49,750)	(18,636)	(68,386)

Ending balance, net of ALLL	$1,807,237	$65,237	$1,872,474	$2,162,031	$136,679	$2,298,710

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 615 million as of March 31, 2016.

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $713 million at March 31, 2016 (December 31, 2015—$710 million). At March 31, 2016, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2016 and 2015 were as follows:

Activity in the accretable yield - Other acquired loans ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2016	March 31, 2015
Beginning balance	$221,128	$116,304
Additions	4,340	50,662
Accretion	(8,555)	(3,223)
Change in expected cash flows	50,855	(5,319)

Ending balance	$267,768	$158,424

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2016	March 31, 2015
Beginning balance	$564,050	$212,763
Purchase accounting adjustments related to the Doral Bank Transaction (Refer to Note 5)	(4,707)	—
Additions	10,051	157,091
Accretion	8,555	3,223
Collections and charge-offs	(15,226)	(9,980)

Ending balance	$562,723	$363,097
Allowance for loan losses ASC 310-30 non-covered loans	(15,258)	(16,092)

Ending balance, net of allowance for loan losses	$547,465	$347,005

The following table presents loans acquired as part of the Doral Bank Transaction accounted for pursuant to ASC Subtopic 310-30 at the February 27, 2015 acquisition date.

(In thousands)
Contractually-required principal and interest	$560,833
Non-accretable difference	112,153

Cash flows expected to be collected	448,680
Accretable yield	113,977

Fair value of loans accounted for under ASC Subtopic 310-30	$334,703

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

The Corporation’s assessment of the allowance for loan losses is determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Also, the Corporation determines the allowance for loan losses on purchased impaired loans and purchased loans accounted for under ASC Subtopic 310-30, by evaluating decreases in expected cash flows after the acquisition date.

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

For the period ended March 31, 2016, 44% (March 31, 2015–59%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage, commercial multi-family and commercial and industrial loan portfolios for 2016, and in the consumer and mortgage loan portfolios for 2015.

For the period ended March 31, 2016, 2% (March 31, 2015—13%) of the ALLL for BPNA segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer loan portfolio for 2016 and in the consumer loan portfolio for 2015.

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

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters ended March 31, 2016 and 2015.

For the quarter ended March 31, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$186,925	$4,957	$128,327	$10,993	$138,721	$469,923
Provision (reversal of provision)	13,369	(409)	10,869	1,680	18,362	43,871
Charge-offs	(8,968)	(544)	(15,972)	(2,127)	(27,379)	(54,990)
Recoveries	6,264	233	1,276	489	6,081	14,343

Ending balance	$197,590	$4,237	$124,500	$11,035	$135,785	$473,147

Specific ALLL	$55,098	$172	$41,660	$608	$24,326	$121,864

General ALLL	$142,492	$4,065	$82,840	$10,427	$111,459	$351,283

Loans held-in-portfolio:
Impaired non-covered loans	$338,980	$2,020	$471,183	$2,391	$109,920	$924,494
Non-covered loans held-in-portfolio excluding impaired loans	7,029,311	103,124	5,628,576	640,751	3,199,171	16,600,933

Total non-covered loans held-in-portfolio	$7,368,291	$105,144	$6,099,759	$643,142	$3,309,091	$17,525,427

For the quarter ended March 31, 2016
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$33,967	$—	$209	$34,176
Provision (reversal of provision)	—	—	(3,149)	—	44	(3,105)
Charge-offs	—	—	(1,221)	—	(33)	(1,254)
Recoveries	—	—	225	—	3	228

Ending balance	$—	$—	$29,822	$—	$223	$30,045

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$29,822	$—	$223	$30,045

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	606,711	—	18,419	625,130

Total covered loans held-in-portfolio	$—	$—	$606,711	$—	$18,419	$625,130

For the quarter ended March 31, 2016
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,908	$3,912	$4,985	$2,687	$11,520	$33,012
Provision (reversal of provision)	(116)	827	344	(450)	3,464	4,069
Charge-offs	(495)	—	(441)	(109)	(2,648)	(3,693)
Recoveries	290	—	211	356	1,035	1,892

Ending balance	$9,587	$4,739	$5,099	$2,484	$13,371	$35,280

Specific ALLL	$—	$—	$1,592	$—	$581	$2,173

General ALLL	$9,587	$4,739	$3,507	$2,484	$12,790	$33,107

Loans held-in-portfolio:
Impaired loans	$—	$—	$7,909	$—	$2,247	$10,156
Loans held-in-portfolio excluding impaired loans	2,860,098	629,714	871,533	61,044	549,765	4,972,154

Total loans held-in-portfolio	$2,860,098	$629,714	$879,442	$61,044	$552,012	$4,982,310

For the quarter ended March 31, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$196,833	$8,869	$167,279	$2,687	$10,993	$150,450	$537,111
Provision (reversal of provision)	13,253	418	8,064	(450)	1,680	21,870	44,835
Charge-offs	(9,463)	(544)	(17,634)	(109)	(2,127)	(30,060)	(59,937)
Recoveries	6,554	233	1,712	356	489	7,119	16,463

Ending balance	$207,177	$8,976	$159,421	$2,484	$11,035	$149,379	$538,472

Specific ALLL	$55,098	$172	$43,252	$—	$608	$24,907	$124,037

General ALLL	$152,079	$8,804	$116,169	$2,484	$10,427	$124,472	$414,435

Loans held-in-portfolio:
Impaired loans	$338,980	$2,020	$479,092	$—	$2,391	$112,167	$934,650
Loans held-in-portfolio excluding impaired loans	9,889,409	732,838	7,106,820	61,044	640,751	3,767,355	22,198,217

Total loans held-in-portfolio	$10,228,389	$734,858	$7,585,912	$61,044	$643,142	$3,879,522	$23,132,867

For the quarter ended March 31, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$201,589	$5,483	$120,860	$7,131	$154,072	$489,135
Provision (reversal of provision)	(1,321)	(6,813)	16,192	846	23,009	31,913
Charge-offs	(9,572)	—	(10,973)	(1,237)	(29,699)	(51,481)
Recoveries	4,770	2,925	500	468	6,046	14,709

Ending balance	$195,466	$1,595	$126,579	$7,208	$153,428	$484,276

Specific ALLL	$69,946	$158	$42,229	$687	$25,223	$138,243

General ALLL	$125,520	$1,437	$84,350	$6,521	$128,205	$346,033

Loans held-in-portfolio:
Impaired non-covered loans	$417,377	$9,838	$445,506	$2,924	$114,416	$990,061
Non-covered loans held-in-portfolio excluding impaired loans	5,984,132	88,868	5,725,741	578,195	3,237,790	15,614,726

Total non-covered loans held-in-portfolio	$6,401,509	$98,706	$6,171,247	$581,119	$3,352,206	$16,604,787

For the quarter ended March 31, 2015
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$30,871	$7,202	$40,948	$—	$3,052	$82,073
Provision (reversal of provision)	1,995	6,276	2,802	—	(749)	10,324
Charge-offs	(14,239)	(9,046)	(3,386)	—	—	(26,671)
Recoveries	2,640	3,275	105	—	727	6,747

Ending balance	$21,267	$7,707	$40,469	$—	$3,030	$72,473

Specific ALLL	$1,473	$—	$—	$—	$—	$1,473

General ALLL	$19,794	$7,707	$40,469	$—	$3,030	$71,000

Loans held-in-portfolio:
Impaired covered loans	$8,394	$2,336	$—	$—	$—	$10,730
Covered loans held-in-portfolio excluding impaired loans	1,562,753	55,489	795,477	—	32,103	2,445,822

Total covered loans held-in-portfolio	$1,571,147	$57,825	$795,477	$—	$32,103	$2,456,552

For the quarter ended March 31, 2015
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584
Provision (reversal of provision)	299	662	(6,127)	(1,810)	4,774	(2,202)
Charge-offs	(450)	—	(221)	(474)	(2,518)	(3,663)
Recoveries	929	—	67	2,302	1,251	4,549
Net recoveries (write-down)	—	—	6,081	—	(3,401)	2,680

Ending balance	$10,426	$1,849	$2,262	$2,962	$14,449	$31,948

Specific ALLL	$—	$—	$341	$—	$381	$722

General ALLL	$10,426	$1,849	$1,921	$2,962	$14,068	$31,226

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,106	$—	$2,048	$7,154
Loans held-in-portfolio excluding impaired loans	2,252,052	592,022	1,012,874	77,675	466,366	4,400,989

Total loans held-in-portfolio	$2,252,052	$592,022	$1,017,980	$77,675	$468,414	$4,408,143

For the quarter ended March 31, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792
Provision (reversal of provision)	973	125	12,867	(1,810)	846	27,034	40,035
Charge-offs	(24,261)	(9,046)	(14,580)	(474)	(1,237)	(32,217)	(81,815)
Recoveries	8,339	6,200	672	2,302	468	8,024	26,005
Net recoveries (write-down)	—	—	6,081	—	—	(3,401)	2,680

Ending balance	$227,159	$11,151	$169,310	$2,962	$7,208	$170,907	$588,697

Specific ALLL	$71,419	$158	$42,570	$—	$687	$25,604	$140,438

General ALLL	$155,740	$10,993	$126,740	$2,962	$6,521	$145,303	$448,259

Loans held-in-portfolio:
Impaired loans	$425,771	$12,174	$450,612	$—	$2,924	$116,464	$1,007,945
Loans held-in-portfolio excluding impaired loans	9,798,937	736,379	7,534,092	77,675	578,195	3,736,259	22,461,537

Total loans held-in-portfolio	$10,224,708	$748,553	$7,984,704	$77,675	$581,119	$3,852,723	$23,469,482

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Westernbank loans
	For the quarters ended
(In thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period	$63,563	$78,846
Provision for loan losses	1,791	8,601
Net charge-offs	(2,387)	(19,061)

Balance at end of period	$62,967	$68,386

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2016 and December 31, 2015.

March 31, 2016
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial real estate non-owner occupied	$107,706	$112,100	$37,638	$13,636	$23,754	$121,342	$135,854	$37,638
Commercial real estate owner occupied	120,121	139,841	10,888	38,763	63,165	158,884	203,006	10,888
Commercial and industrial	39,347	40,849	6,572	19,407	21,525	58,754	62,374	6,572
Construction	2,020	5,472	172	—	—	2,020	5,472	172
Mortgage	418,321	460,813	41,660	52,862	62,090	471,183	522,903	41,660
Leasing	2,391	2,391	608	—	—	2,391	2,391	608
Consumer:
Credit cards	37,778	37,778	5,963	—	—	37,778	37,778	5,963
Personal	67,834	67,834	17,517	—	—	67,834	67,834	17,517
Auto	3,863	3,863	771	—	—	3,863	3,863	771
Other	445	445	75	—	—	445	445	75

Total Puerto Rico	$799,826	$871,386	$121,864	$124,668	$170,534	$924,494	$1,041,920	$121,864

March 31, 2016
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Mortgage	$4,774	$5,487	$1,592	$3,135	$3,903	$7,909	$9,390	$1,592
Consumer:
HELOCs	921	921	352	715	715	1,636	1,636	352
Personal	530	530	229	81	81	611	611	229

Total U.S. mainland	$6,225	$6,938	$2,173	$3,931	$4,699	$10,156	$11,637	$2,173

March 31, 2016
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial real estate non-owner occupied	$107,706	$112,100	$37,638	$13,636	$23,754	$121,342	$135,854	$37,638
Commercial real estate owner occupied	120,121	139,841	10,888	38,763	63,165	158,884	203,006	10,888
Commercial and industrial	39,347	40,849	6,572	19,407	21,525	58,754	62,374	6,572
Construction	2,020	5,472	172	—	—	2,020	5,472	172
Mortgage	423,095	466,300	43,252	55,997	65,993	479,092	532,293	43,252
Leasing	2,391	2,391	608	—	—	2,391	2,391	608
Consumer:
Credit Cards	37,778	37,778	5,963	—	—	37,778	37,778	5,963
HELOCs	921	921	352	715	715	1,636	1,636	352
Personal	68,364	68,364	17,746	81	81	68,445	68,445	17,746
Auto	3,863	3,863	771	—	—	3,863	3,863	771
Other	445	445	75	—	—	445	445	75

Total Popular, Inc.	$806,051	$878,324	$124,037	$128,599	$175,233	$934,650	$1,053,557	$124,037

December 31, 2015
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial real estate non-owner occupied	$102,199	$106,466	$30,980	$13,779	$23,896	$115,978	$130,362	$30,980
Commercial real estate owner occupied	118,253	137,193	12,564	38,955	63,383	157,208	200,576	12,564
Commercial and industrial	42,043	43,629	5,699	21,904	32,922	63,947	76,551	5,699
Construction	2,481	7,878	264	—	—	2,481	7,878	264
Mortgage	424,885	468,240	42,965	40,232	45,881	465,117	514,121	42,965
Leasing	2,404	2,404	573	—	—	2,404	2,404	573
Consumer:
Credit cards	38,734	38,734	6,675	—	—	38,734	38,734	6,675
Personal	68,509	68,509	16,365	—	—	68,509	68,509	16,365
Auto	1,893	1,893	338	—	—	1,893	1,893	338
Other	524	525	100	—	—	524	525	100

Total Puerto Rico	$801,925	$875,471	$116,523	$114,870	$166,082	$916,795	$1,041,553	$116,523

December 31, 2015
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Mortgage	$4,143	$5,018	$1,064	$2,672	$3,574	$6,815	$8,592	$1,064
Consumer:
HELOCs	778	796	259	783	783	1,561	1,579	259
Personal	534	534	226	81	81	615	615	226

Total U.S. mainland	$5,455	$6,348	$1,549	$3,536	$4,438	$8,991	$10,786	$1,549

December 31, 2015
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial real estate non-owner occupied	$102,199	$106,466	$30,980	$13,779	$23,896	$115,978	$130,362	$30,980
Commercial real estate owner occupied	118,253	137,193	12,564	38,955	63,383	157,208	200,576	12,564
Commercial and industrial	42,043	43,629	5,699	21,904	32,922	63,947	76,551	5,699
Construction	2,481	7,878	264	—	—	2,481	7,878	264
Mortgage	429,028	473,258	44,029	42,904	49,455	471,932	522,713	44,029
Leasing	2,404	2,404	573	—	—	2,404	2,404	573
Consumer:
Credit Cards	38,734	38,734	6,675	—	—	38,734	38,734	6,675
HELOCs	778	796	259	783	783	1,561	1,579	259
Personal	69,043	69,043	16,591	81	81	69,124	69,124	16,591
Auto	1,893	1,893	338	—	—	1,893	1,893	338
Other	524	525	100	—	—	524	525	100

Total Popular, Inc.	$807,380	$881,819	$118,072	$118,406	$170,520	$925,786	$1,052,339	$118,072

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2016 and 2015.

For the quarter ended March 31, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial real estate non-owner occupied	$118,660	$1,159	$—	$—	$118,660	$1,159
Commercial real estate owner occupied	158,046	1,393	—	—	158,046	1,393
Commercial and industrial	61,351	516	—	—	61,351	516
Construction	2,251	21	—	—	2,251	21
Mortgage	468,150	3,387	7,362	—	475,512	3,387
Leasing	2,398	—	—	—	2,398	—
Consumer:
Credit cards	38,256	—	—	—	38,256	—
Helocs	—	—	1,599	—	1,599	—
Personal	68,172	—	613	—	68,785	—
Auto	2,878	—	—	—	2,878	—
Other	485	—	—	—	485	—

Total Popular, Inc.	$920,647	$6,476	$9,574	$—	$930,221	$6,476

For the quarter ended March 31, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$276	$—	$—	$—	$276	$—
Commercial real estate non-owner occupied	88,773	1,140	—	—	88,773	1,140
Commercial real estate owner occupied	127,969	2,166	—	—	127,969	2,166
Commercial and industrial	170,127	4,432	125	—	170,252	4,432
Construction	11,553	—	—	—	11,553	—
Mortgage	438,538	4,453	4,681	13	443,219	4,466
Leasing	2,974	—	—	—	2,974	—
Consumer:
Credit cards	41,337	—	—	—	41,337	—
Helocs	—	—	1,762	—	1,762	—
Personal	71,241	—	206	—	71,447	—
Auto	1,984	—	—	—	1,984	—
Other	526	—	44	—	570	—
Covered loans	8,818	35	—	—	8,818	35

Total Popular, Inc.	$964,116	$12,226	$6,818	$13	$970,934	$12,239

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.2 billion at March 31, 2016 (December 31, 2015—$ 1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $9 million related to the commercial loan portfolio at March 31, 2016 (December 31, 2015—$11 million).

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the summary of significant accounting policies included in Note 2 of the 2015 Form 10-K.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at March 31, 2016 and December 31, 2015.

	Popular, Inc.
	Non-Covered Loans
	March 31, 2016				December 31, 2015
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$170,534	$87,841	$258,375	$47,571	$166,415	$88,117	$254,532	$37,355
Construction	194	1,826	2,020	172	221	2,259	2,480	264
Mortgage	679,719	120,694	800,413	43,252	644,013	130,483	774,496	44,029
Leases	1,749	642	2,391	608	1,791	609	2,400	573
Consumer	104,133	12,576	116,709	24,907	104,630	12,805	117,435	23,963

Total	$956,329	$223,579	$1,179,908	$116,510	$917,070	$234,273	$1,151,343	$106,184

	Popular, Inc.
	Covered Loans
	March 31, 2016				December 31, 2015
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Mortgage	$2,958	$2,500	$5,458	$—	$3,328	$3,268	$6,596	$—

Total	$2,958	$2,500	$5,458	$—	$3,328	$3,268	$6,596	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2016 and 2015.

Puerto Rico
For the quarter ended March 31, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	1	—	—
Commercial real estate owner occupied	16	1	—	—
Commercial and industrial	6	—	—	—
Mortgage	20	10	112	54
Consumer:
Credit cards	175	—	—	174
Personal	261	5	—	—
Auto	—	2	2	—
Other	10	—	—	—

Total	489	19	114	228

U.S. mainland
For the quarter ended March 31, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	11	1
Consumer:
HELOCs	—	—	1	—

Total	—	—	12	1

Popular, Inc.
For the quarter ended March 31, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	1	—	—
Commercial real estate owner occupied	16	1	—	—
Commercial and industrial	6	—	—	—
Mortgage	20	10	123	55
Leasing	—	—	—	—
Consumer:
Credit cards	175	—	—	174
HELOCs	—	—	1	—
Personal	261	5	—	—
Auto	—	2	2	—
Other	10	—	—	—

Total	489	19	126	229

Puerto Rico
For the quarter ended March 31, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	2	—	—
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	2	3	—	—
Commercial and industrial	5	5	—	—
Construction	1	—	—	—
Mortgage	13	19	98	15
Leasing	—	1	12	—
Consumer:
Credit cards	228	—	—	187
Personal	228	14	—	—
Auto	—	2	2	—
Other	11	—	—	—

Total	490	47	112	202

U.S. mainland
For the quarter ended March 31, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	1	8	—
Consumer:
HELOCs	—	—	—	1

Total	—	1	8	1

Popular, Inc.
For the quarter ended March 31, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	2	—	—
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	2	3	—	—
Commercial and industrial	5	5	—	—
Construction	1	—	—	—
Mortgage	13	20	106	15
Leasing	—	1	12	—
Consumer:
Credit cards	228	—	—	187
HELOCs	—	—	—	1
Personal	228	14	—	—
Auto	—	2	2	—
Other	11	—	—	—

Total	490	48	120	203

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2016 and 2015.

Puerto Rico
For the quarter ended March 31, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$6,323	$6,307	$4,163
Commercial real estate owner occupied	17	3,095	3,149	136
Commercial and industrial	6	2,529	2,527	5
Mortgage	196	24,405	23,244	1,806
Consumer:
Credit cards	349	3,256	3,665	576
Personal	266	4,413	4,411	887
Auto	4	72	76	12
Other	10	23	24	4

Total	850	$44,116	$43,403	$7,589

U.S. Mainland
For the quarter ended March 31, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	12	$1,167	$1,230	$423
Consumer:
HELOCs	1	147	147	77

Total	13	$1,314	$1,377	$500

Popular, Inc.
For the quarter ended March 31, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$6,323	$6,307	$4,163
Commercial real estate owner occupied	17	3,095	3,149	136
Commercial and industrial	6	2,529	2,527	5
Mortgage	208	25,572	24,474	2,229
Consumer:
Credit cards	349	3,256	3,665	576
HELOCs	1	147	147	77
Personal	266	4,413	4,411	887
Auto	4	72	76	12
Other	10	23	24	4

Total	863	$45,430	$44,780	$8,089

Puerto Rico
For the quarter ended March 31, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	3	18,000	17,998	2,986
Commercial real estate owner occupied	5	4,759	4,552	171
Commercial and industrial	10	5,534	5,889	224
Construction	1	268	259	(166)
Mortgage	145	15,902	16,766	1,339
Leasing	13	323	325	73
Consumer:
Credit cards	415	3,617	4,066	629
Personal	242	4,502	4,500	967
Auto	4	—	51	8
Other	11	29	29	5

Total	851	$53,485	$54,986	$6,238

U.S. Mainland
For the quarter ended March 31, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	9	$468	$1,465	$82
Consumer:
HELOCs	1	—	92	9

Total	10	$468	$1,557	$91

Popular, Inc.
For the quarter ended March 31, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	3	18,000	17,998	2,986
Commercial real estate owner occupied	5	4,759	4,552	171
Commercial and industrial	10	5,534	5,889	224
Construction	1	268	259	(166)
Mortgage	154	16,370	18,231	1,421
Leasing	13	323	325	73
Consumer:
Credit cards	415	3,617	4,066	629
HELOCs	1	—	92	9
Personal	242	4,502	4,500	967
Auto	4	—	51	8
Other	11	29	29	5

Total	861	$53,953	$56,543	$6,329

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at March 31, 2016 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
Defaulted during the quarter ended March 31, 2016
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$327
Commercial real estate owner occupied	6	2,456
Mortgage	27	3,235
Consumer:
Credit cards	106	1,122
Personal	43	1,139
Auto	1	17
Other	1	4

Total [1]	186	$8,300

[1]	Excludes loans for which the Corporation has entered into liquidation agreements with borrowers and guarantors and is accepting payments which differ from the contractual payment schedule. The Corporation considers these as defaulted loans and does not intent to return them to accrual status.

During the quarter ended March 31, 2016, there were no U.S. mainland TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

Popular, Inc.
Defaulted during the quarter ended March 31, 2016
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$327
Commercial real estate owner occupied	6	2,456
Mortgage	27	3,235
Consumer:
Credit cards	106	1,122
Personal	43	1,139
Auto	1	17
Other	1	4

Total	186	$8,300

Puerto Rico
Defaulted during the quarter ended March 31, 2015
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	1	$291
Commercial and industrial	1	90
Construction	2	1,192
Mortgage	22	1,695
Consumer:
Credit cards	153	1,792
Personal	22	178
Auto	5	96
Other	2	2

Total [1]	208	$5,336

[1]	Exclude loans for which the Corporation has entered into liquidation agreements with borrowers and guarantors and is accepting payments which differ from the contractual payment schedule. The Corporation considers these as defaulted loans and does not intent to return them to accrual status.

During the quarter ended March 31, 2015, there were no U.S. mainland TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2016 and December 31, 2015.

March 31, 2016
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,899	$1,021	$6,917	$—	$—	$10,837	$163,814	$174,651
Commercial real estate non-owner occupied	320,015	417,911	389,243	—	—	1,127,169	1,532,284	2,659,453
Commercial real estate owner occupied	355,306	145,492	431,370	2,056	—	934,224	933,565	1,867,789
Commercial and industrial	174,205	135,002	247,095	635	45	556,982	2,109,416	2,666,398

Total Commercial	852,425	699,426	1,074,625	2,691	45	2,629,212	4,739,079	7,368,291
Construction	4,015	6,028	18,165	—	—	28,208	76,936	105,144
Mortgage	4,566	3,337	218,542	—	—	226,445	5,873,314	6,099,759
Leasing	—	—	3,399	—	20	3,419	639,723	643,142
Consumer:
Credit cards	—	—	18,864	—	—	18,864	1,079,919	1,098,783
HELOCs	—	—	280	—	—	280	9,349	9,629
Personal	1,668	1,066	21,013	—	—	23,747	1,167,643	1,191,390
Auto	—	—	10,811	—	33	10,844	815,461	826,305
Other	—	—	18,727	—	440	19,167	163,817	182,984

Total Consumer	1,668	1,066	69,695	—	473	72,902	3,236,189	3,309,091

Total Puerto Rico	$862,674	$709,857	$1,384,426	$2,691	$538	$2,960,186	$14,565,241	$17,525,427

U.S. mainland
Commercial multi-family	$12,264	$7,147	$985	$—	$—	$20,396	$742,158	$762,554
Commercial real estate non-owner occupied	38,732	4,054	25,414	—	—	68,200	922,448	990,648
Commercial real estate owner occupied	7,386	204	3,882	—	—	11,472	212,329	223,801
Commercial and industrial	9,671	3,759	131,844	—	—	145,274	737,821	883,095

Total Commercial	68,053	15,164	162,125	—	—	245,342	2,614,756	2,860,098
Construction	—	32,041	22,456	—	—	54,497	575,217	629,714
Mortgage	—	—	12,068	—	—	12,068	867,374	879,442
Legacy	1,678	1,186	6,200	—	—	9,064	51,980	61,044
Consumer:
Credit cards	—	—	382	—	—	382	12,636	13,018
HELOCs	—	—	2,013	—	2,296	4,309	289,951	294,260
Personal	—	—	689	—	740	1,429	242,985	244,414
Auto	—	—	6	—	—	6	18	24
Other	—	—	—	—	10	10	286	296

Total Consumer	—	—	3,090	—	3,046	6,136	545,876	552,012

Total U.S. mainland	$69,731	$48,391	$205,939	$—	$3,046	$327,107	$4,655,203	$4,982,310

Popular, Inc.
Commercial multi-family	$15,163	$8,168	$7,902	$—	$—	$31,233	$905,972	$937,205
Commercial real estate non-owner occupied	358,747	421,965	414,657	—	—	1,195,369	2,454,732	3,650,101
Commercial real estate owner occupied	362,692	145,696	435,252	2,056	—	945,696	1,145,894	2,091,590
Commercial and industrial	183,876	138,761	378,939	635	45	702,256	2,847,237	3,549,493

Total Commercial	920,478	714,590	1,236,750	2,691	45	2,874,554	7,353,835	10,228,389
Construction	4,015	38,069	40,621	—	—	82,705	652,153	734,858
Mortgage	4,566	3,337	230,610	—	—	238,513	6,740,688	6,979,201
Legacy	1,678	1,186	6,200	—	—	9,064	51,980	61,044
Leasing	—	—	3,399	—	20	3,419	639,723	643,142
Consumer:
Credit cards	—	—	19,246	—	—	19,246	1,092,555	1,111,801
HELOCs	—	—	2,293	—	2,296	4,589	299,300	303,889
Personal	1,668	1,066	21,702	—	740	25,176	1,410,628	1,435,804
Auto	—	—	10,817	—	33	10,850	815,479	826,329
Other	—	—	18,727	—	450	19,177	164,103	183,280

Total Consumer	1,668	1,066	72,785	—	3,519	79,038	3,782,065	3,861,103

Total Popular, Inc.	$932,405	$758,248	$1,590,365	$2,691	$3,584	$3,287,293	$19,220,444	$22,507,737

The following table presents the weighted average obligor risk rating at March 31, 2016 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.17	6.04
Commercial real estate non-owner occupied	11.08	6.67
Commercial real estate owner occupied	11.25	7.05
Commercial and industrial	11.14	7.10

Total Commercial	11.16	6.93

Construction	11.18	7.50

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.25	7.15
Commercial real estate non-owner occupied	11.44	6.98
Commercial real estate owner occupied	11.05	6.94
Commercial and industrial	11.63	6.16

Total Commercial	11.59	6.80

Construction	11.03	7.76

Legacy	11.18	7.78

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2015
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,750	$1,280	$8,103	$—	$—	$11,133	$121,013	$132,146
Commercial real estate non-owner occupied	319,564	423,095	399,076	—	—	1,141,735	1,527,357	2,669,092
Commercial real estate owner occupied	316,079	162,395	436,442	1,915	—	916,831	992,413	1,909,244
Commercial and industrial	187,620	146,216	256,821	690	29	591,376	2,066,361	2,657,737

Total Commercial	825,013	732,986	1,100,442	2,605	29	2,661,075	4,707,144	7,368,219
Construction	7,269	5,522	19,806	—	—	32,597	68,351	100,948
Mortgage	4,810	2,794	238,002	—	—	245,606	5,881,885	6,127,491
Leasing	—	—	3,009	—	—	3,009	624,641	627,650
Consumer:
Credit cards	—	—	19,098	—	—	19,098	1,109,247	1,128,345
HELOCs	—	—	394	—	—	394	10,294	10,688
Personal	1,606	1,448	23,116	—	—	26,170	1,176,665	1,202,835
Auto	—	—	11,609	—	30	11,639	804,311	815,950
Other	—	—	18,656	—	575	19,231	169,253	188,484

Total Consumer	1,606	1,448	72,873	—	605	76,532	3,269,770	3,346,302

Total Puerto Rico	$838,698	$742,750	$1,434,132	$2,605	$634	$3,018,819	$14,551,791	$17,570,610

U.S. mainland
Commercial multi-family	$14,129	$7,189	$427	$—	$—	$21,745	$672,188	$693,933
Commercial real estate non-owner occupied	57,450	6,741	16,646	—	—	80,837	882,186	963,023
Commercial real estate owner occupied	11,978	1,074	2,967	—	—	16,019	186,325	202,344
Commercial and industrial	10,827	5,344	131,933	—	—	148,104	723,540	871,644

Total Commercial	94,384	20,348	151,973	—	—	266,705	2,464,239	2,730,944
Construction	15,091	16,948	18,856	—	—	50,895	529,263	580,158
Mortgage	—	—	13,537	—	—	13,537	895,053	908,590
Legacy	1,823	1,973	6,134	—	—	9,930	54,506	64,436
Consumer:
Credit cards	—	—	—	—	—	—	13,935	13,935
HELOCs	—	—	1,550	—	2,626	4,176	300,308	304,484
Personal	—	—	637	—	603	1,240	171,386	172,626
Auto	—	—	—	—	—	—	28	28
Other	—	—	—	—	5	5	299	304

Total Consumer	—	—	2,187	—	3,234	5,421	485,956	491,377

Total U.S. mainland	$111,298	$39,269	$192,687	$—	$3,234	$346,488	$4,429,017	$4,775,505

Popular, Inc.
Commercial multi-family	$15,879	$8,469	$8,530	$—	$—	$32,878	$793,201	$826,079
Commercial real estate non-owner occupied	377,014	429,836	415,722	—	—	1,222,572	2,409,543	3,632,115
Commercial real estate owner occupied	328,057	163,469	439,409	1,915	—	932,850	1,178,738	2,111,588
Commercial and industrial	198,447	151,560	388,754	690	29	739,480	2,789,901	3,529,381

Total Commercial	919,397	753,334	1,252,415	2,605	29	2,927,780	7,171,383	10,099,163
Construction	22,360	22,470	38,662	—	—	83,492	597,614	681,106
Mortgage	4,810	2,794	251,539	—	—	259,143	6,776,938	7,036,081
Legacy	1,823	1,973	6,134	—	—	9,930	54,506	64,436
Leasing	—	—	3,009	—	—	3,009	624,641	627,650
Consumer:
Credit cards	—	—	19,098	—	—	19,098	1,123,182	1,142,280
HELOCs	—	—	1,944	—	2,626	4,570	310,602	315,172
Personal	1,606	1,448	23,753	—	603	27,410	1,348,051	1,375,461
Auto	—	—	11,609	—	30	11,639	804,339	815,978
Other	—	—	18,656	—	580	19,236	169,552	188,788

Total Consumer	1,606	1,448	75,060	—	3,839	81,953	3,755,726	3,837,679

Total Popular, Inc.	$949,996	$782,019	$1,626,819	$2,605	$3,868	$3,365,307	$18,980,808	$22,346,115

The following table presents the weighted average obligor risk rating at December 31, 2015 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.13	6.04
Commercial real estate non-owner occupied	11.09	6.67
Commercial real estate owner occupied	11.23	7.08
Commercial and industrial	11.15	7.13

Total Commercial	11.16	6.95

Construction	11.18	7.56

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.00	7.15
Commercial real estate non-owner occupied	11.02	6.92
Commercial real estate owner occupied	11.07	7.23
Commercial and industrial	11.57	6.24

Total Commercial	11.50	6.81

Construction	11.00	7.79

Legacy	11.11	7.78

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 11 – FDIC loss-share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss-share arrangements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss-share arrangements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under loss-share arrangements. The loss-share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring at the end of the quarter ending June 30, 2020. The loss-share arrangements applicable to commercial (including construction) and consumer loans expired during the quarter ended June 30, 2015 and provide for reimbursement to the FDIC through the quarter ending June 30, 2018.

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$310,221	$542,454
Amortization of loss share indemnification asset	(4,042)	(27,316)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	(2,093)	8,246
Reimbursable expenses	3,950	21,545
Net payments from FDIC under loss-sharing agreements	(88,588)	(132,265)
Other adjustments attributable to FDIC loss-sharing agreements	—	(2,820)

Balance at end of period	$219,448	$409,844

As a result of the expiration of the shared-loss arrangement under the commercial loss-share agreement on June 30, 2015, loans with a carrying amount at June 30, 2015 of approximately $248.7 million, which were reclassified to “non-covered” in the accompanying statement of financial condition, are subject to the resolution of several arbitration proceedings currently ongoing with the FDIC related primarily to (i) the FDIC’s denial of reimbursements for certain charge-offs claimed by BPPR with respect to certain loans and the treatment of those loans as “shared-loss assets” under the commercial loss-share agreement; and (ii) the denial by the FDIC of portfolio sale proposals submitted by BPPR pursuant to the applicable commercial shared-loss agreement provision governing portfolio sales. Until the disputes described above are finally resolved, the terms of the commercial loss-share agreement will remain in effect with respect to any such items under dispute. As of March 31, 2016, losses amounting to $149 million related to these assets are reflected in the FDIC indemnification asset as a receivable from the FDIC. Refer to additional information of these disputes on Note 23, Commitments and Contingencies.

The weighted average life of the single family loan portfolio accounted for under ASC 310-30 subject to the FDIC loss-sharing agreement at March 31, 2016 is 7.92 years.

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

Of the four components used to estimate the true-up payment obligation (intrinsic loss estimate, asset discount, cumulative shared-loss payments, and period servicing amounts) only the cumulative shared-loss payments and the period servicing amounts will change on a quarterly basis. These two variables are the main drivers of changes in the undiscounted true-up payment obligation. In order to estimate the true-up obligation, actual and expected portfolio performance for loans under both the commercial and residential loss sharing agreement are contemplated. The cumulative shared loss payments and cumulative servicing amounts are derived from our quarterly loss reassessment process for covered loans accounted for under ASC 310-30.

Once the undiscounted true-up payment obligation is determined, the fair value is estimated based on the contractual remaining term to settle the obligation and a discount rate that is composed of the sum of the interpolated U.S. Treasury Note (“T Note”), defined by the remaining term of the true-up payment obligation, and a risk premium determined by the spread of the Corporation’s outstanding senior unsecured debt over the equivalent T Note.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Carrying amount (fair value)	$120,188	$119,745
Undiscounted amount	$168,525	$168,692

The increase in the fair value of the true-up payment obligation was principally driven by the regular accretion of the instrument, which was partially offset by an increase in the discount rate from 7.64% in 2015 to 7.98% in 2016. An enhancement in the methodology used to calculate the discount rate, incorporating a volume weighted adjusted price, was the driver of the increase in the discount rate.

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

Refer to Note 23, Commitment and Contingencies, for additional information on the settlement of the arbitration proceedings with the FDIC regarding the commercial loss-share agreement.

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2016	2015
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$14,802	$12,248
Mortgage servicing rights fair value adjustments	(8,477)	(4,929)

Total mortgage servicing fees, net of fair value adjustments	6,325	7,319

Net gain on sale of loans, including valuation on loans	7,110	7,280

Trading account (loss):
Unrealized (losses) gains on outstanding derivative positions	(80)	17
Realized losses on closed derivative positions	(2,804)	(1,764)

Total trading account loss	(2,884)	(1,747)

Total mortgage banking activities	$10,551	$12,852

Note 13 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA and FNMA securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA and FNMA securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 22 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2016 and 2015 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2016 the Corporation recorded a net gain of $6.4 million (March 31, 2015—$6.4 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2016 and 2015.

	Proceeds Obtained During the Quarter Ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	$—	$134,012	$—	$134,012
Mortgage-backed securities—FNMA	—	36,236	—	36,236

Total trading account securities	$—	$170,248	$—	$170,248

Mortgage servicing rights	$—	$—	$1,870	$1,870

Total	$—	$170,248	$1,870	$172,118

	Proceeds Obtained During the Quarter Ended March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	$—	$156,456	$—	$156,456
Mortgage-backed securities—FNMA	—	46,958	—	46,958

Total trading account securities	$—	$203,414	$—	$203,414

Mortgage servicing rights	$—	$—	$2,562	$2,562

Total	$—	$203,414	$2,562	$205,976

During the quarter ended March 31, 2016, the Corporation retained servicing rights on whole loan sales involving approximately $18.5 million in principal balance outstanding (March 31, 2015—$22 million), with realized gains of approximately $0.7 million (March 31, 2015—gains of $1.0 million). All loan sales performed during the quarters ended March 31, 2016 and 2015 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2016 and 2015.

Residential MSRs
(In thousands)	March 31, 2016	March 31, 2015
Fair value at beginning of period	$211,405	$148,694
Additions	2,123	5,259
Changes due to payments on loans[1]	(4,254)	(3,789)
Reduction due to loan repurchases	(357)	(456)
Changes in fair value due to changes in valuation model inputs or assumptions	(3,866)	(684)

Fair value at end of period	$205,051	$149,024

[1]	Represents changes due to collection / realization of expected cash flows over time.

Mortgage servicing rights as of March 31, 2016 include those acquired as part of the Doral Bank Transaction.

Residential mortgage loans serviced for others were $20.3 billion at March 31, 2016 (December 31, 2015—$20.6 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter ended March 31, 2016 amounted to $14.8 million (March 31, 2015—$12.2 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At March 31, 2016, those weighted average mortgage servicing fees were 0.29% (March 31, 2015 – 0.26%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2016 and 2015 were as follows:

	Quarters ended
	March 31, 2016		March 31, 2015
Prepayment speed	5.4%		7.3%
Weighted average life	10.0	years	13.7	years
Discount rate (annual rate)	11.1%		10.9%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	March 31, 2016		December 31, 2015

Fair value of servicing rights	$95,043		$98,648
Weighted average life	7.3	years	7.3	years
Weighted average prepayment speed (annual rate)	6.0%		6.0%
Impact on fair value of 10% adverse change	$(2,376)		$(2,488)
Impact on fair value of 20% adverse change	$(4,982)		$(5,241)
Weighted average discount rate (annual rate)	11.5%		11.5%
Impact on fair value of 10% adverse change	$(3,853)		$(4,083)
Impact on fair value of 20% adverse change	$(7,723)		$(8,206)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	March 31, 2016		December 31, 2015
Fair value of servicing rights	$110,008		$112,757
Weighted average life	6.2	years	6.2	years
Weighted average prepayment speed (annual rate)	6.7%		6.9%
Impact on fair value of 10% adverse change	$(2,795)		$(2,871)
Impact on fair value of 20% adverse change	$(5,842)		$(6,034)
Weighted average discount rate (annual rate)	11.0%		11.0%
Impact on fair value of 10% adverse change	$(4,077)		$(4,211)
Impact on fair value of 20% adverse change	$(8,221)		$(8,525)

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

At March 31, 2016, the Corporation serviced $1.8 billion (December 31, 2015—$1.9 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2016, the Corporation had recorded $146 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2015—$140 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended March 31, 2016, the Corporation repurchased approximately $ 17 million (March 31, 2015—$24 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 14 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters ended March 31, 2016 and 2015.

	For the quarter ended March 31, 2016
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$32,471	$122,760	$36,685	$191,916
Write-downs in value	(1,717)	(2,016)	(500)	(4,233)
Additions	1,810	24,276	4,483	30,569
Sales	(1,595)	(8,500)	(3,649)	(13,744)
Other adjustments	(615)	(914)	(622)	(2,151)

Ending balance	$30,354	$135,606	$36,397	$202,357

	For the quarter ended March 31, 2015
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(5,887)	(1,372)	(9,395)	(1,282)	(17,936)
Additions	2,035	21,075	4,038	5,381	32,529
Sales	(9,427)	(13,086)	(9,464)	(5,822)	(37,799)
Other adjustments	(96)	(572)	—	(165)	(833)

Ending balance	$25,608	$102,562	$70,573	$42,984	$241,727

Note 15 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2016	December 31, 2015
Net deferred tax assets (net of valuation allowance)	$1,275,017	$1,302,452
Investments under the equity method	216,076	212,838
Prepaid taxes	174,558	180,969
Other prepaid expenses	81,300	79,215
Derivative assets	15,012	16,959
Trades receivable from brokers and counterparties	87,590	78,759
Others	306,477	321,970

Total other assets	$2,156,030	$2,193,162

Note 16 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the quarters ended March 31, 2016 and 2015, allocated by reportable segments, were as follows (refer to Note 35 for the definition of the Corporation’s reportable segments):

2016
			Purchase
	Balance at	Goodwill on	accounting	Balance at
(In thousands)	January 1, 2016	acquisition	adjustments	March 31, 2016
Banco Popular de Puerto Rico	$280,221	$—	$—	$280,221
Banco Popular North America	346,167	—	4,707	350,874

Total Popular, Inc.	$626,388	$—	$4,707	$631,095

2015
			Purchase
	Balance at	Goodwill on	accounting	Balance at
(In thousands)	January 1, 2015	acquisition	adjustments	March 31, 2015
Banco Popular de Puerto Rico	$250,109	$3,899	$—	$254,008
Banco Popular North America	215,567	38,735	—	254,302

Total Popular, Inc.	$465,676	$42,634	$—	$508,310

During the quarter ended March 31, 2016, the Corporation recorded adjustments to its initial fair value estimates in connection with the Doral Bank Transaction. As a result, the discount on the loans increased by $4.7 million with a corresponding increase to goodwill. The goodwill recorded during the first quarter of 2015 was related to the Doral Bank Transaction. Refer to Note 5, Business Combination, for additional information.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

March 31, 2016
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	March 31,	Accumulated	March 31,
	2016	impairment	2016	2016	impairment	2016
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$—	$280,221	$280,221	$—	$280,221
Banco Popular North America	510,578	164,411	346,167	515,285	164,411	350,874

Total Popular, Inc.	$790,799	$164,411	$626,388	$795,506	$164,411	$631,095

December 31, 2015
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2015	impairment	2015	2015	impairment	2015
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$250,109	$—	$250,109	$280,221	$—	$280,221
Banco Popular North America	379,978	164,411	215,567	510,578	164,411	346,167

Total Popular, Inc.	$630,087	$164,411	$465,676	$790,799	$164,411	$626,388

Other Intangible Assets

At March 31, 2016 and December 31, 2015, the Corporation had $ 6.1 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2016
Core deposits	$63,539	$40,132	$23,407
Other customer relationships	36,786	12,227	24,559

Total other intangible assets	$100,325	$52,359	$47,966

December 31, 2015
Core deposits	$63,539	$38,464	$25,075
Other customer relationships	37,665	10,745	26,920

Total other intangible assets	$101,204	$49,209	$51,995

During the quarter ended March 31, 2016, the Corporation recognized $ 3.1 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2015—$ 2.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2016	$9,030
Year 2017	9,378
Year 2018	9,286
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157

Note 17 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2016	December 31, 2015
Savings accounts	$7,307,272	$7,010,391
NOW, money market and other interest bearing demand deposits	5,957,465	5,632,449

Total savings, NOW, money market and other interest bearing demand deposits	13,264,737	12,642,840

Certificates of deposit:
Under $100,000	3,798,028	4,014,359
$100,000 and over	4,079,735	4,151,009

Total certificates of deposit	7,877,763	8,165,368

Total interest bearing deposits	$21,142,500	$20,808,208

A summary of certificates of deposit by maturity at March 31, 2016 follows:

(In thousands)
2016	$3,780,813
2017	1,452,245
2018	800,872
2019	517,844
2020	974,612
2021 and thereafter	351,377

Total certificates of deposit	$7,877,763

At March 31, 2016, the Corporation had brokered deposits amounting to $ 0.9 billion (December 31, 2015—$ 1.3 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $9 million at March 31, 2016 (December 31, 2015—$11 million).

Note 18 – Borrowings

The following table presents the composition of fed funds purchased and assets sold under agreements to repurchase at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Federal funds purchased	$50,000	$50,000
Assets sold under agreements to repurchase	710,154	712,145

Total federal funds purchased and assets sold under agreements to repurchase	$760,154	$762,145

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

Repurchase agreements accounted for as secured borrowings

	March 31, 2016	December 31, 2015
	Repurchase	Repurchase
(In thousands)	liability	liability
Obligations of U.S. government sponsored entities
Within 30 days	$87,809	$243,708
After 30 to 90 days	54,361	—
After 90 days	192,238	23,366

Total obligations of U.S. government sponsored entities	334,408	267,074

Mortgage-backed securities
Within 30 days	28,340	124,878
After 30 to 90 days	57,224	154,582
After 90 days	264,321	142,441

Total mortgage-backed securities	349,885	421,901

Collateralized mortgage obligations
Within 30 days	10,458	10,298
After 30 to 90 days	—	12,872
After 90 days	15,403	—

Total collateralized mortgage obligations	25,861	23,170

Total	$710,154	$712,145

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

The following table presents the composition of other short-term borrowings at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Securities sold not yet purchased	$5,170	$—
Others	1,200	1,200

Total other short-term borrowings	$6,370	$1,200

Note: Refer to the Corporation’s 2015 Form 10-K for rates information at December 31, 2015.

The following table presents the composition of notes payable at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Advances with the FHLB with maturities ranging from 2016 through 2029 paying interest at monthly fixed rates ranging from 0.71% to 4.19% (2015—0.45% to 4.19%)	$638,848	$747,072
Advances with the FHLB maturing on 2019 paying interest monthly at a floating rate of 0.34% over the 1 month LIBOR	13,000	—
Advances with the FHLB with maturities ranging from 2017 through 2019 paying interest quarterly at a floating rate from 0.01% to 0.24% over the 3 month LIBOR	30,313	14,429
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $6,775 (2015—$7,296)	443,225	442,704
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $497 (2015—$505)	439,303	439,295
Others	18,779	19,008

Total notes payable	$1,583,468	$1,662,508

Note: Refer to the Corporation’s 2015 Form 10-K for rates information at December 31, 2015.

At March 31, 2016, the Corporation’s banking subsidiaries had credit facilities authorized with the FHLB and the Federal Reserve discount window aggregating to $4.1 billion and $1.3 billion (December 31, 2015—$3.9 billion and $1.3 billion, respectively), which were collateralized by loans held-in-portfolio. At March 31, 2016, the Corporation used $922 million of the available credit facility with the FHLB (December 31, 2015—$762 million), which includes $240 million used for a municipal letter of credit to secure deposits, while the borrowing capacity at the discount window remains unused.

A breakdown of borrowings by contractual maturities at March 31, 2016 is included in the table below.

	Fed funds purchased
	and assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
Year
2016	$760,154	$6,370	$145,402	$911,926
2017	—	—	90,939	90,939
2018	—	—	144,503	144,503
2019	—	—	551,314	551,314
2020	—	—	92,529	92,529
Later years	—	—	558,781	558,781

Total borrowings	$760,154	$6,370	$1,583,468	$2,349,992

Note 19 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at March 31, 2016 and December 31, 2015.

As of March 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$15,012	$—	$15,012	$35	$—	$—	$14,977
Reverse repurchase agreements	97,830	—	97,830	—	97,830	—	—

Total	$112,842	$—	$112,842	$35	$97,830	$—	$14,977

As of March 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$12,068	$—	$12,068	$35	$3,153	$—	$8,880
Repurchase agreements	710,154	—	710,154	—	710,154	—	—

Total	$722,222	$—	$722,222	$35	$713,307	$—	$8,880

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$16,959	$—	$16,959	$114	$—	$—	$16,845
Reverse repurchase agreements	96,338	—	96,338	—	96,338	—	—

Total	$113,297	$—	$113,297	$114	$96,338	$—	$16,845

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$14,343	$—	$14,343	$114	$4,050	$—	$10,179
Repurchase agreements	712,145	—	712,145	—	712,145	—	—

Total	$726,488	$—	$726,488	$114	$716,195	$—	$10,179

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

Note 20 – Stockholders’ equity

During the quarter ended March 31, 2016 the Corporation declared a cash dividend of $0.15 per share on its outstanding common stock, which was paid on April 1, 2016 to shareholders of record at the close of business on March 11, 2016. This represents a payout of approximately $15.5 million.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $495 million at March 31, 2016 (December 31, 2015—$495 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2016 and March 31, 2015.

Note 21 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2016 and 2015.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended March 31,
(In thousands)		2016	2015
Foreign currency translation	Beginning Balance	$(35,930)	$(32,832)

	Other comprehensive loss before reclassifications	(705)	(581)
	Amounts reclassified from accumulated other comprehensive loss	—	—

	Net change	(705)	(581)

	Ending balance	$(36,635)	$(33,413)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(211,276)	$(205,187)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,346	3,065
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(580)	(579)

	Net change	2,766	2,486

	Ending balance	$(208,510)	$(202,701)

Unrealized net holding gains on investments	Beginning Balance	$(9,560)	$8,465

	Other comprehensive income before reclassifications	73,351	34,285

	Net change	73,351	34,285

	Ending balance	$63,791	$42,750

Unrealized net losses on cash flow hedges	Beginning Balance	$(120)	$(318)

	Other comprehensive loss before reclassifications	(1,219)	(1,546)
	Amounts reclassified from other accumulated other comprehensive loss	943	828

	Net change	(276)	(718)

	Ending balance	$(396)	$(1,036)

	Total	$(181,750)	$(194,400)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2016 and 2015.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2016	2015
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,486)	$(5,025)
Amortization of prior service cost	Personnel costs	950	950

	Total before tax	(4,536)	(4,075)

	Income tax benefit	1,770	1,589

	Total net of tax	$(2,766)	$(2,486)

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,545)	$(1,358)

	Total before tax	(1,545)	(1,358)

	Income tax benefit	602	530

	Total net of tax	$(943)	$(828)

	Total reclassification adjustments, net of tax	$(3,709)	$(3,314)

Note 22 – Guarantees

At March 31, 2016 the Corporation recorded a liability of $0.7 million (December 31, 2015—$0.5 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2016 the Corporation serviced $1.8 billion (December 31, 2015—$1.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2016, the Corporation repurchased approximately $ 13 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2015—$ 16 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2016 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 58 million (December 31, 2015—$ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2016 and 2015.

	March 31,
(In thousands)	2016	2015
Balance as of beginning of period	$58,663	$59,438
Provision for recourse liability	3,920	6,500
Net charge-offs	(4,589)	(6,553)

Balance as of end of period	$57,994	$59,385

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters ended March 31, 2016 and March 31, 2015, BPPR did not repurchase loans under representation and warranty arrangements. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2016 and 2015.

(In thousands)	2016	2015
Balance as of beginning of period	$8,087	$15,959
Provision (reversal) for representation and warranties	106	(1,901)
Net charge-offs	(191)	(14)

Balance as of end of period	$8,002	$14,044

In addition, at March 31, 2016, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At March 31, 2016, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 4 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2015—$ 4 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2016, the Corporation serviced $20.3 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2015—$20.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2016, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $76 million, including advances on the portfolio acquired from Doral Bank (March 31, 2015—$31 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.2 billion at March 31, 2016 (December 31, 2015—$ 0.2 billion). In addition, at March 31, 2016 and December 31, 2015, PIHC fully and unconditionally guaranteed on a subordinated basis $ 0.4 billion and $ 0.4 billion, respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement.

Note 23 – Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit:
Credit card lines	$4,562,439	$4,552,331
Commercial and construction lines of credit	2,711,061	2,619,092
Other consumer unused credit commitments	259,134	262,685
Commercial letters of credit	1,560	2,040
Standby letters of credit	36,252	49,670
Commitments to originate or fund mortgage loans	25,079	21,311

At March 31, 2016 and December 31, 2015, the Corporation maintained a reserve of approximately $10 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At March 31, 2016 and December 31, 2015, the Corporation also maintained other non-credit commitments for approximately $9 million, primarily for the acquisition of other investments.

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 35 to the consolidated financial statements.

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

At March 31, 2016, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 656 million, of which approximately $ 565 million is outstanding ($669 million and $ 578 million, respectively, at December 31, 2015). Of the amount outstanding, $ 490 million consists of loans and $ 75 million are securities ($ 502 million and $ 76 million at December 31, 2015). Also, of the amount outstanding, $ 61 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 76 million at December 31, 2015). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 504 million outstanding represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 502 million at December 31, 2015). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these loans and securities, resulting in losses to us. At March 31, 2016, BPPR is a lender in a syndicated credit facility to PREPA and its exposure was of $40.9 million. The facility is classified as held-for-sale as BPPR has the ability and intent to sell the loan. The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
Within 1 year	$—	$—	$—	$50,794
After 1 to 5 years	887	—	887	887
After 5 to 10 years	3,044	—	3,044	3,044
After 10 years	13,688	—	13,688	13,688

Total Central Government	17,619	—	17,619	68,413

Government Development Bank (GDB)
Within 1 year	3	—	3	3
After 1 to 5 years	1,092	—	1,092	1,092
After 5 to 10 years	360	—	360	360

Total Government Development Bank (GDB)	1,455	—	1,455	1,455

Public Corporations:
Puerto Rico Aqueduct and Sewer Authority
Within 1 year	—	—	—	27,186
After 10 years	464	—	464	464

Total Puerto Rico Aqueduct and Sewer Authority	464	—	464	27,650

Puerto Rico Electric Power Authority
Within 1 year	—	40,914	40,914	40,914
After 10 years	22	—	22	22

Total Puerto Rico Electric Power Authority	22	40,914	40,936	40,936

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,050	56,956	60,006	73,324
After 1 to 5 years	14,270	130,935	145,205	145,205
After 5 to 10 years	18,930	138,187	157,117	157,117
After 10 years	18,690	123,371	142,061	142,061

Total Municipalities	54,940	449,449	504,389	517,707

Total Direct Government Exposure	$74,504	$490,363	$564,867	$656,165

In addition, at March 31, 2016, the Corporation had $417 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($394 million at December 31, 2015). These included $339 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2015—$316 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Under recently enacted legislation, the Governor is authorized to impose a temporary moratorium on the financial obligations of Puerto Housing Finance Authority. Also, the Corporation had $51 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $27 million of commercial real estate notes ($50 million and $28 million at December 31, 2015, respectively).

Other contingencies

As indicated in Note 11 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 120 million at March 31, 2016 (December 31, 2015—$ 120 million). For additional information refer to Note 11.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $37.3 million as of March 31, 2016. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

PCB has been named a defendant in a putative class action complaint captioned Josefina Valle, et al. v. Popular Community Bank, filed in November 2012 in the New York State Supreme Court (New York County). Plaintiffs, PCB customers, allege among other things that PCB has engaged in unfair and deceptive acts and trade practices in connection with the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that PCB improperly disclosed its consumer overdraft policies and, additionally, that the overdraft rates and fees assessed by PCB violate New York’s usury laws. The complaint seeks unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

PCB removed the case to federal court (SDNY) and plaintiffs subsequently filed a motion to remand the action to state court, which the Court granted on August 6, 2013. A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part PCB’s motion to dismiss. The sole surviving claim relates to PCB’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. PCB subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. In June 2015, this matter was reassigned to a new judge and on July 22, 2015, such Court denied PCB’s motion to compel arbitration and granted plaintiffs’ motion for leave to amend the complaint to replead certain claims based on item processing reordering, misstatement of balance information and failure to notify customers in advance of potential overdrafts. The Court did not, however, allow plaintiffs to replead their claim for the alleged breach of the implied covenant of good faith and fair dealing. On August 12, 2015, the Plaintiffs filed a second amended complaint. On August 24, 2015, PCB filed a Notice of Appeal as to the order granting leave to file the second amended complaint and on September 17, 2015, it filed a motion to dismiss the second amended complaint. On February 18, 2016, the Court granted in part and denied in part PCB’s pending motion to dismiss. The Court dismissed plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PCB filed an answer to second amended complaint and on April 7, 2016, it filed a notice of appeal the partial denial of PCB’s motion to dismiss. Plaintiffs are to file a motion requesting class certification by August 19, 2016. Discovery is ongoing.

BPPR has been named a defendant in a putative class action complaint captioned Neysha Quiles et al. v. Banco Popular de Puerto Rico et al., filed in December 2013 in the United States District Court for the District of Puerto Rico (USDC-PR). Plaintiffs essentially allege that they and others, who have been employed by the Defendants as “bank tellers” and other similarly titled positions, have been paid only for scheduled work time, rather than time actually worked. The complaint seeks to maintain a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of all individuals formerly or currently employed by BPPR in Puerto Rico and the Virgin Islands as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years. Specifically, the complaint alleges that BPPR violated FLSA by willfully failing to pay overtime premiums. Similar claims were brought under Puerto Rico law. On January 31, 2014, the Popular defendants filed an answer to the complaint. On January 9, 2015, plaintiffs submitted a motion for conditional class certification, which BPPR opposed. On February 18, 2015, the Court entered an order whereby it granted plaintiffs’ request for conditional certification of the FLSA action. Following the Court’s order, plaintiffs sent out notices to all purported class members with instructions for opting into the class. Approximately sixty potential class members opted into the class prior to the expiration of the opt-in period. On June 25, 2015, the Court denied with prejudice plaintiffs’ motion for class certification under Rule 23 of the Federal Rules of Civil Procedure. On October 20, 2015, the parties reached an agreement in principle to resolve the referenced action for an immaterial amount, subject to their reaching an agreement on the payment of reasonable attorneys’ fees. The parties submitted briefing to the Court on this issue and are currently awaiting the Court’s final determination.

BPPR and Popular Securities have also been named defendants in a putative class action complaint captioned Nora Fernandez, et al. v. UBS, et al., filed in the United States District Court for the Southern District of New York (SDNY) on May 5, 2014 on behalf of investors in 23 Puerto Rico closed-end investment companies. UBS Financial Services Incorporated of Puerto Rico, another named defendant, is the sponsor and co-sponsor of all 23 funds, while BPPR was co-sponsor, together with UBS, of nine (9) of those funds. Plaintiffs allege breach of fiduciary duty and breach of contract against Popular Securities, aiding and abetting breach of fiduciary duty against BPPR, and similar claims against the UBS entities. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the USDC-PR and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contain a choice of forum clause, with New York as the selected forum. The Popular defendants joined this opposition and motion. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. On May 8, 2015, plaintiffs filed an amended complaint in the SDNY containing virtually identical allegations with respect to Popular Securities and BPPR. Defendants filed motions to dismiss the amended complaint on June 18, 2015. Those motions remain pending to date.

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

Popular was a directed trustee, and therefore a fiduciary, of the RadioShack Puerto Rico 1165(e) Plan (“PR Plan”). Even though the PR Plan directed BPPR to retain RadioShack company stock within the portfolio of investment options, the complaint alleges that a trustee’s duty of prudence requires it to disregard plan documents or directives that it knows or reasonably should know would lead to an imprudent result or would otherwise harm plan participants or beneficiaries. It further alleges that BPPR breached its fiduciary duties by (i) failing to take any meaningful steps to protect plan participants from losses that it knew would occur; (ii) failing to divest the PR Plan of company stock; and (iii) participating in the decisions of another trustee (Wells Fargo) to protect the Plans from inevitable losses.

On November 23, 2015, the parties attended a mediation session, as a result of which the parties agreed to settle this matter for an immaterial amount, with BPPR contributing approximately $45,000. On February 22, 2016, the RadioShack defendants submitted an opposition to the bar provisions of BPPR’s proposed settlement whereby they conditioned such settlement to BPPR’s agreement to a proportional methodology to any subsequent settlement. Under this scenario, BPPR could remain potentially liable for an additional proportional amount, should plaintiffs appeal the dismissal of their claim and win on appeal. A settlement fairness hearing has been set for July 18, 2016.

Other Matters

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities, a wholly owned subsidiary of the Corporation. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 56 arbitration proceedings with aggregate claimed damages of approximately $136 million, including one arbitration with claimed damages of $78 million in which one other Puerto Rico broker-dealer is a co-defendant. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. The Government’s recent announcements regarding its ability to pay its debt and its intention to pursue a comprehensive debt restructuring, including specifically its decision on May 2, 2016 to declare a moratorium on certain principal payments on bonds issued by Government Development Bank for Puerto Rico (the “GDB”), may increase the number of customer complaints (and claimed damages) against Popular Securities concerning Puerto Rico bonds, including bonds issued by GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material adverse effect on Popular.

As mortgage lenders, the Corporation and its subsidiaries from time to time receive requests for information from departments of the U.S. government that investigate mortgage-related conduct. In particular, the BPPR has received subpoenas and other requests for information from the Federal Housing Finance Agency’s Office of the Inspector General, the Civil Division of the Department of Justice and the Special Inspector General for the Troubled Asset Relief Program concerning mortgages and real estate appraisals in Puerto Rico. The Corporation is cooperating with these requests.

Other Significant Proceedings

As described under “Note 11 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned “(OREO”) that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the covered commercial and OREO described below provides for loss sharing by the FDIC through the quarter ending June 30, 2015 and for reimbursement to the FDIC for recoveries through the quarter ending June 30, 2018.

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

The shared-loss arrangement described above expired on June 30, 2015. As of March 31, 2016, BPPR had unreimbursed loss claims related to the commercial loss-sharing arrangement amounting to approximately $149 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which are subject to the arbitration proceedings described above. This figure may continue to increase to the extent that the assets that are the subject of the portfolio sales arbitration further decline in value. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020), and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years (which ended on June 30, 2015), with additional recovery sharing for three years thereafter. As of March 31, 2016, the carrying value of covered loans approximated $625 million, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Note 24 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2016.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 26 to the consolidated financial statements for additional information on the debt securities outstanding at March 31, 2016 and December 31, 2015, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Assets
Servicing assets:
Mortgage servicing rights	$156,250	$163,224

Total servicing assets	$156,250	$163,224

Other assets:
Servicing advances	$21,941	$24,431

Total other assets	$21,941	$24,431

Total assets	$178,191	$187,655

Maximum exposure to loss	$178,191	$187,655

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $12.7 billion at March 31, 2016 (December 31, 2015—$12.8 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2016 and December 31, 2015, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The Corporation has determined that PRLP 2011 Holdings, LLC is a VIE but it is not the primary beneficiary. All decisions are made by Caribbean Property Group (“CPG”) (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint venture any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint venture.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Assets
Loans held-in-portfolio:
Advances under the working capital line	$—	$579
Advances under the advance facility	—	401

Total loans held-in-portfolio	$—	$980

Accrued interest receivable	$—	$10
Other assets:
Investment in PRLP 2011 Holdings LLC	$10,749	$13,069

Total assets	$10,749	$14,059

Deposits	$(3,347)	$(18,808)

Total liabilities	$(3,347)	$(18,808)

Total net assets (liabilities)	$7,402	$(4,749)

Maximum exposure to loss	$7,402	$—

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2016 would be not recovering the equity interest held by the Corporation, net of the deposits.

On March 25, 2013, BPPR completed a sale of assets with a book value of $509.0 million, of which $500.6 million were in non-performing status, comprised of commercial and construction loans, and commercial and single family real estate owned, with a combined unpaid principal balance on loans and appraised value of other real estate owned of approximately $987.0 million to a newly created joint venture, PR Asset Portfolio 2013-1. The joint venture was created for the limited purpose of acquiring the loans from BPPR; servicing the loans through a third-party servicer; ultimately working out, resolving and/or foreclosing the loans; and indirectly owning, operating, constructing, developing, leasing and selling any real properties acquired by the joint venture through deed in lieu of foreclosure, foreclosure, or by resolution of any loan.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Assets
Loans held-in-portfolio:
Acquisition loan	$9,932	$35,121
Advances under the working capital line	829	885
Advances under the advance facility	24,267	22,296

Total loans held-in-portfolio	$35,028	$58,302

Accrued interest receivable	$130	$169
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$24,572	$25,094

Total assets	$59,730	$83,565

Deposits	$(10,360)	$(11,772)

Total liabilities	$(10,360)	$(11,772)

Total net assets	$49,370	$71,793

Maximum exposure to loss	$49,370	$71,793

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2016 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 25 – Related party transactions

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2016, the Corporation’s stake in EVERTEC was 15.58%.The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

As disclosed in its recent SEC filings, EVERTEC has announced that it will restate its financial statements as of December 31, 2014 and 2013 and for the three year period ending in December 31, 2014 and as of the end of and for each quarterly period in 2014 and 2015. Specifically, EVERTEC identified an accounting position that required reevaluation with respect to a net operating loss pertaining to certain 2010 expenditures. These expenditures resulted in a deferred tax asset of approximately $14 million as of December 31, 2010 which is being reevaluated along with any additional related tax liabilities and the impact in subsequent periods. As of the date of this filing, EVERTEC has not completed its restatement of its financial statements and therefore Popular’s results for the first quarter of 2016 do not include the impact of any related adjustments, which would be limited to our 15.58% ownership stake. Popular does not expect that the impact of these adjustments will have a material effect on its financial statements.

The Corporation received $ 1.2 million in dividend distributions during the quarter ended March 31, 2016 from its investments in EVERTEC’s holding company (March 31, 2015—$ 1.2 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2016	December 31, 2015
Equity investment in EVERTEC	$35,162	$33,590

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2016 and December 31, 2015. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2016	December 31, 2015
Accounts receivable (Other assets)	$2,980	$3,148
Deposits	(21,322)	(23,973)
Accounts payable (Other liabilities)	(17,480)	(16,192)

Net total	$(35,822)	$(37,017)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity was immaterial for the quarters ended March 31, 2016 and 2015.

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2016 and 2015. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarters ended March 31,
(In thousands)	2016	2015	Category
Interest expense on deposits	$(19)	$(11)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,918	6,487	Other service fees
Rental income charged to EVERTEC	1,736	1,724	Net occupancy
Processing fees on services provided by EVERTEC	(43,516)	(39,504)	Professional fees
Other services provided to EVERTEC	256	324	Other operating expenses

Total	$(34,625)	$(30,980)

EVERTEC had a letter of credit issued by BPPR for an amount of $ 4.2 million at December 31, 2015, which expired on February 10, 2016.

PRLP 2011 Holdings, LLC

As indicated in Note 24 to the consolidated financial statements, the Corporation holds a 24.9 % equity interest in PRLP 2011 Holdings, LLC and currently holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2016	December 31, 2015
Equity investment in PRLP 2011 Holdings, LLC	$10,749	$13,069

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Loans	$—	$980
Accrued interest receivable	—	10
Deposits (non-interest bearing)	(3,347)	(18,808)

Net total	$(3,347)	$(17,818)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters ended March 31, 2016 and 2015.

	Quarters ended March 31,
(In thousands)	2016	2015
Share of (loss) income from the equity investment in PRLP 2011 Holdings, LLC	$(542)	$1,033

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2016 and 2015.

	Quarters ended March 31,
(In thousands)	2016	2015	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$11	$62	Interest income

PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 24 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9 % equity interest in PR Asset Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2016	December 31, 2015
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$24,572	$25,094

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Loans	$35,028	$58,302
Accrued interest receivable	130	169
Deposits	(10,360)	(11,772)

Net total	$24,798	$46,699

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of loss from PR Asset Portfolio 2013-1 International, LLC for quarters ended March 31, 2016 and 2015.

	Quarters ended March 31,
(In thousands)	2016	2015
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(522)	$(4,335)

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2016 and 2015.

	Quarters ended March 31,
(In thousands)	2016	2015	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$445	$866	Interest income
Interest expense on deposits	(1)	—	Interest expense

Total	$444	$866

Note 26 – Fair value measurement

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities from those disclosed in the 2015 Form 10-K.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

At March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$1,323,352	$—	$1,323,352
Obligations of U.S. Government sponsored entities	—	932,938	—	932,938
Obligations of Puerto Rico, States and political subdivisions	—	23,730	—	23,730
Collateralized mortgage obligations—federal agencies	—	1,513,571	—	1,513,571
Mortgage-backed securities	—	2,842,284	1,422	2,843,706
Equity securities	285	2,154	—	2,439
Other	—	10,094	—	10,094

Total investment securities available-for-sale	$285	$6,648,123	$1,422	$6,649,830

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$4,307	$—	$4,307
Collateralized mortgage obligations	—	217	1,783	2,000
Mortgage-backed securities—federal agencies	—	46,716	5,397	52,113
Other	—	12,201	663	12,864

Total trading account securities	$—	$63,441	$7,843	$71,284

Mortgage servicing rights	$—	$—	$205,051	$205,051
Derivatives	—	15,012	—	15,012

Total assets measured at fair value on a recurring basis	$285	$6,726,576	$214,316	$6,941,177

Liabilities
Derivatives	$—	$(12,068)	$—	$(12,068)
Contingent consideration	—	—	(120,823)	(120,823)

Total liabilities measured at fair value on a recurring basis	$—	$(12,068)	$(120,823)	$(132,891)

At December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$1,183,328	$—	$1,183,328
Obligations of U.S. Government sponsored entities	—	939,641	—	939,641
Obligations of Puerto Rico, States and political subdivisions	—	22,359	—	22,359
Collateralized mortgage obligations—federal agencies	—	1,560,837	—	1,560,837
Mortgage-backed securities	—	2,342,762	1,434	2,344,196
Equity securities	276	2,122	—	2,398
Other	—	10,233	—	10,233

Total investment securities available-for-sale	$276	$6,061,282	$1,434	$6,062,992

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$4,590	$—	$4,590
Collateralized mortgage obligations	—	223	1,831	2,054
Mortgage-backed securities—federal agencies	—	44,701	6,454	51,155
Other	—	13,173	687	13,860

Total trading account securities	$—	$62,687	$8,972	$71,659

Mortgage servicing rights	$—	$—	$211,405	$211,405
Derivatives	—	16,959	—	16,959

Total assets measured at fair value on a recurring basis	$276	$6,140,928	$221,811	$6,363,015

Liabilities
Derivatives	$—	$(14,343)	$—	$(14,343)
Contingent consideration	—	—	(120,380)	(120,380)

Total liabilities measured at fair value on a recurring basis	$—	$(14,343)	$(120,380)	$(134,723)

The fair value information included in the following table is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2016 and 2015 and excludes nonrecurring fair value measurements of assets no longer held by the Corporation.

Quarter ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$30,785	$30,785	$(22,850)
Loans held-for-sale[2]	—	—	1,829	1,829	(296)
Other real estate owned[3]	—	—	18,592	18,592	(3,920)
Other foreclosed assets[3]	—	—	66	66	(11)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$51,272	$51,272	$(27,077)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Quarter ended March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$132,007	$132,007	$(26,817)
Other real estate owned[3]	—	6,098	30,304	36,402	(17,936)
Other foreclosed assets[3]	—	20	131	151	(608)

Total assets measured at fair value on a nonrecurring basis	$—	$6,118	$162,442	$168,560	$(45,361)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2016 and 2015.

Quarter ended March 31, 2016
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2016	$1,434	$1,831	$6,454	$687	$211,405	$221,811	$(120,380)	$(120,380)
Gains (losses) included in earnings	(2)	(6)	89	(24)	(8,477)	(8,420)	(443)	(443)
Gains (losses) included in OCI	15	—	—	—	—	15	—	—
Additions	—	174	338	—	2,123	2,635	—	—
Sales	—	(106)	(1,120)	—	—	(1,226)	—	—
Settlements	(25)	(110)	(364)	—	—	(499)	—	—

Balance at March 31, 2016	$1,422	$1,783	$5,397	$663	$205,051	$214,316	$(120,823)	$(120,823)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2016	$—	$(3)	$86	$11	$(3,866)	$(3,772)	$(443)	$(443)

	Quarter ended March 31, 2015
(In thousands)	MBS classified as securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2015	$1,325	$1,375	$6,229	$1,563	$148,694	$159,186	$(133,634)	$(133,634)
Gains (losses) included in earnings	(8)	(2)	16	(19)	(4,929)	(4,942)	4,164	4,164
Additions	118	—	130	—	5,259	5,507	—	—
Sales	—	(44)	(80)	—	—	(124)	—	—
Settlements	—	(87)	(74)	—	—	(161)	—	—

Balance at March 31, 2015	$1,435	$1,242	$6,221	$1,544	$149,024	$159,466	$(129,470)	$(129,470)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2015	$—	$(2)	$18	$23	$(684)	$(645)	$4,164	$4,164

There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended March 31, 2016 and 2015.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2016 and 2015 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2016		Quarter ended March 31, 2015
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(2)	$—	$(8)	$—
FDIC loss share (expense) income	(443)	(443)	4,164	4,164
Other service fees	(8,477)	(3,866)	(4,929)	(684)
Trading account (loss) profit	59	94	(5)	39

Total	$(8,863)	$(4,215)	$(778)	$3,519

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	Fair value at March 31,
(In thousands)	2016		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,783		Discounted cash flow model	Weighted average life	2.9 years (0.4 - 4.6 years)
				Yield	3.8% (1.1% - 4.7%)
				Prepayment speed	20.8% (18.0% - 24.1%)
Other - trading	$663		Discounted cash flow model	Weighted average life	5.4	years
				Yield	12.2%
				Prepayment speed	10.8%
Mortgage servicing rights	$205,051		Discounted cash flow model	Prepayment speed	6.4% (0.2% - 12.0%)
				Weighted average life	6.6 years (0.1 - 15.8 years)
				Discount rate	11.2% (9.5% - 15.0%)
Contingent consideration	$(120,188)		Discounted cash flow model	Credit loss rate on covered loans	2.9% (0.0% - 100.0%)
				Risk premium component
				of discount rate	6.9%
Loans held-in-portfolio	$30,785	[1]	External appraisal	Haircut applied on
				external appraisals	40.0% (39.7% - 40.0%)
Other real estate owned	$18,368	[2]	External appraisal	Haircut applied on
				external appraisals	20.1% (10.0% - 40.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 27 – Fair value of financial instruments

The fair value of financial instruments is the amount at which an assets or obligations could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates, estimates of future cash flows, and prepayment assumptions. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.

The fair values reflected herein have been determined based on the prevailing rate environment at March 31, 2016 and December 31, 2015, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern.

The following tables present the carrying amount, or notional amounts, as applicable, and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	March 31, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$409,623	$409,623	$—	$—	$409,623
Money market investments	1,917,460	1,808,513	108,947	—	1,917,460
Trading account securities, excluding derivatives[1]	71,284	—	63,441	7,843	71,284
Investment securities available-for-sale[1]	6,649,830	285	6,648,123	1,422	6,649,830
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$97,130	$—	$—	$78,849	$78,849
Collateralized mortgage obligation-federal agency	86	—	—	91	91
Other	2,000	—	1,736	238	1,974

Total investment securities held-to-maturity	$99,216	$—	$1,736	$79,178	$80,914

Other investment securities:
FHLB stock	$55,817	$—	$55,817	$—	$55,817
FRB stock	93,086	—	93,086	—	93,086
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,923	—	—	5,010	5,010

Total other investment securities	$164,024	$—	$162,101	$5,010	$167,111

Loans held-for-sale	$125,315	$—	$—	$126,872	$126,872
Loans not covered under loss sharing agreement with the FDIC	21,999,310	—	—	20,633,219	20,633,219
Loans covered under loss sharing agreements with the FDIC	595,085	—	—	553,280	553,280
FDIC loss share asset	219,448	—	—	235,943	235,943
Mortgage servicing rights	205,051	—	—	205,051	205,051
Derivatives	15,012	—	15,012	—	15,012

	March 31, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$19,648,830	$—	$19,648,830	$—	$19,648,830
Time deposits	7,877,763	—	7,855,406	—	7,855,406

Total deposits	$27,526,593	$—	$27,504,236	$—	$27,504,236

Federal funds purchased and assets sold under agreements to repurchase	$760,154	$—	$762,053	$—	$762,053
Other short-term borrowings[2]	$6,370	$—	$6,370	$—	$6,370
Notes payable:
FHLB advances	$682,161	$—	$708,394	$—	$708,394
Unsecured senior debt securities	443,225	—	421,463	—	421,463
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,303	—	351,345	—	351,345
Others	18,779	—	—	18,779	18,779

Total notes payable	$1,583,468	$—	$1,481,202	$18,779	$1,499,981

Derivatives	$12,068	$—	$12,068	$—	$12,068

Contingent consideration	$120,823	$—	$—	$120,823	$120,823

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,532,634	$—	$—	$518	$518
Letters of credit	37,812	—	—	767	767

	December 31, 2015
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$363,674	$363,674	$—	$—	$363,674
Money market investments	2,180,092	2,083,839	96,253	—	2,180,092
Trading account securities, excluding derivatives[1]	71,659	—	62,687	8,972	71,659
Investment securities available-for-sale[1]	6,062,992	276	6,061,282	1,434	6,062,992
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	98,817	—	—	80,815	80,815
Collateralized mortgage obligation-federal agency	86	—	—	91	91
Other	2,000	—	1,740	243	1,983

Total investment securities held-to-maturity	$100,903	$—	$1,740	$81,149	$82,889

Other investment securities:
FHLB stock	$59,387	$—	$59,387	$—	$59,387
FRB stock	97,740	—	97,740	—	97,740
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,923	—	—	4,966	4,966

Total other investment securities	$172,248	$—	$170,325	$4,966	$175,291

Loans held-for-sale	$137,000	$—	$1,364	$138,031	$139,395
Loans not covered under loss sharing agreement with the FDIC	21,843,180	—	—	20,849,150	20,849,150
Loans covered under loss sharing agreements with the FDIC	611,939	—	—	593,002	593,002
FDIC loss share asset	310,221	—	—	313,224	313,224
Mortgage servicing rights	211,405	—	—	211,405	211,405
Derivatives	16,959	—	16,959	—	16,959

	December 31, 2015
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$19,044,355	$—	$19,044,355	$—	$19,044,355
Time deposits	8,165,368	—	8,134,029	—	8,134,029

Total deposits	$27,209,723	$—	$27,178,384	$—	$27,178,384

Federal funds purchased and assets sold under agreements to repurchase	$762,145	$—	$764,599	$—	$764,599
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	761,501	—	780,411	—	780,411
Unsecured senior debt	442,704	—	435,186	—	435,186
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,295	—	352,673	—	352,673
Others	19,008	—	—	19,008	19,008

Total notes payable	$1,662,508	$—	$1,568,270	$19,008	$1,587,278

Derivatives	$14,343	$—	$14,343	$—	$14,343

Contingent consideration	$120,380	$—	$—	$120,380	$120,380

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,434,108	$—	$—	$1,080	$1,080
Letters of credit	51,710	—	—	572	572

[1]	Refer to Note 26 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of short-term borrowings.

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

Investment securities held-to-maturity

•	Obligations of Puerto Rico, States and political subdivisions: Municipal bonds include Puerto Rico public municipalities debt and bonds collateralized by second mortgages under the Home Purchase Stimulus Program. Puerto Rico public municipalities debt was valued internally based on benchmark treasury notes and a credit spread derived from comparable Puerto Rico government trades and recent issuances. Puerto Rico public municipalities debt is classified as Level 3. Given that the fair value of municipal bonds collateralized by second mortgages was based on internal yield and prepayment speed assumptions, these municipal bonds are classified as Level 3.

•	Agency collateralized mortgage obligation: The fair value of the agency collateralized mortgage obligation (“CMO”), which is guaranteed by GNMA, was based on internal yield and prepayment speed assumptions. This agency CMO is classified as Level 3.

•	Other: Other securities include foreign debt and a private non-profit institution security. Given that the fair value was based on quoted prices for similar instruments, foreign debt is classified as Level 2. Since the fair value of the private non-profit institution security was internally derived using a price/yield methodology, in which the spread was defined based on the obligor risk rating and the corresponding transfer price, this security is classified as Level 3.

Other investment securities

•	Federal Home Loan Bank capital stock: Federal Home Loan Bank (FHLB) capital stock represents an equity interest in the FHLB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the excess stock is repurchased by the FHLB at its par value, the carrying amount of FHLB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Federal Reserve Bank capital stock: Federal Reserve Bank (FRB) capital stock represents an equity interest in the FRB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the canceled stock is repurchased by the FRB for the amount of the cash subscription paid, the carrying amount of FRB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2.

•	Other investments: Other investments include private equity method investments and Visa Class B common stock held by the Corporation. Since there are no observable market values, private equity method investments are classified as Level 3. The Visa Class B common stock was priced by applying the quoted price of Visa Class A common stock, net of a liquidity adjustment, to the as converted number of Class A common shares since these Class B common shares are restricted and not convertible to Class A common shares until pending litigation is resolved. Thus, these stocks are classified as Level 3.

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

Deposits

•	Demand deposits: The fair value of demand deposits, which have no stated maturity, was calculated based on the amount payable on demand as of the respective dates. These demand deposits include non-interest bearing demand deposits, savings, NOW, and money market accounts. Thus, these deposits are classified as Level 2.

•	Time deposits: The fair value of time deposits was calculated based on the discounted value of contractual cash flows using interest rates being offered on time deposits with similar maturities. The non-performance risk was determined using internally-developed models that consider, where applicable, the collateral held, amounts insured, the remaining term, and the credit premium of the institution. For certain 5-year certificates of deposit in which customers may withdraw their money anytime with no penalties or charges, the fair value of these certificates of deposit incorporate an early cancellation estimate based on historical experience. Time deposits are classified as Level 2.

Assets sold under agreements to repurchase

•	Securities sold under agreements to repurchase: Securities sold under agreements to repurchase with short-term maturities approximate fair value because of the short-term nature of those instruments. Resell and repurchase agreements with long-term maturities were valued using discounted cash flows based on the three-month LIBOR. In determining the non-performance credit risk valuation adjustment, the collateralization levels of these long-term securities sold under agreements to repurchase were considered. Securities sold under agreements to repurchase are classified as Level 2.

Other short-term borrowings

The carrying amount of other short-term borrowings approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Thus, these other short-term borrowings are classified as Level 2.

Notes payable

•	FHLB advances: The fair value of FHLB advances was based on the discounted value of contractual cash flows over their contractual term. In determining the non-performance credit risk valuation adjustment, the collateralization levels of these advances were considered. These advances are classified as Level 2.

•	Unsecured senior debt securities: The fair value of publicly-traded unsecured senior debt securities was determined using recent trades of similar transactions. Publicly-traded unsecured senior debt securities are classified as Level 2.

•	Junior subordinated deferrable interest debentures (related to trust preferred securities): The fair value of junior subordinated interest debentures was determined using recent trades of similar transactions. Thus, these junior subordinated deferrable interest debentures are classified as Level 2.

•	Others: The other category includes capital lease obligations. Generally accepted accounting principles do not require a fair valuation of capital lease obligations, therefore; it is included at its carrying amount. Capital lease obligations are classified as Level 3.

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

Note 28 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2016 and 2015:

	Quarters ended March 31,
(In thousands, except per share information)	2016	2015
Net income from continuing operations	$84,999	$73,485
Net income from discontinued operations	—	1,341
Preferred stock dividends	(931)	(930)

Net income applicable to common stock	$84,068	$73,896

Average common shares outstanding	103,188,815	102,939,928
Average potential dilutive common shares	80,998	196,381

Average common shares outstanding—assuming dilution	103,269,813	103,136,309

Basic EPS from continuing operations	$0.81	$0.71

Basic EPS from discontinued operations	$—	$0.01

Total Basic EPS	$0.81	$0.72

Diluted EPS from continuing operations	$0.81	$0.71

Diluted EPS from discontinued operations	$—	$0.01

Total Diluted EPS	$0.81	$0.72

For the quarter ended March 31, 2016 the Corporation calculated the impact of potential dilutive common shares under the treasury method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2015. For a discussion of the calculation under the treasury stock method, refer to Note 37 of the consolidated financial statements included in the 2015 Form 10-K.

For the quarters ended March 31, 2016 and 2015, there were no stock options outstanding.

Note 29 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2016	2015
Insurance fees	$12,850	$12,041
Credit card fees	16,858	16,149
Debit card fees	11,287	11,125
Sale and administration of investment products	4,839	5,930
Trust fees	4,235	4,602
Other fees	3,313	3,779

Total other service fees	$53,382	$53,626

Note 30 – FDIC loss share (expense) income

The caption of FDIC loss-share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2016	2015
Amortization of loss share indemnification asset	$(4,042)	$(27,316)
80% mirror accounting on credit impairment losses (reversal)[1]	(2,093)	8,246
80% mirror accounting on reimbursable expenses	3,950	21,545
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(645)	(2,619)
Change in true-up payment obligation	(443)	4,164
Other	127	119

Total FDIC loss share (expense) income	$(3,146)	$4,139

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 31 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2016	2015	2016	2015
Interest cost	$6,291	$7,403	$348	$407
Expected return on plan assets	(9,623)	(11,056)	(538)	(589)
Amortization of net loss	4,880	4,465	331	311

Total net periodic pension cost (benefit)	$1,548	$812	$141	$129

During the quarter ended March 31, 2016 the Corporation made a contribution to the benefit restoration plans of $43 thousand. The total contributions expected to be paid during the year 2016 for the pension and benefit restoration plans amount to approximately $173 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Quarters ended March 31,
(In thousands)	2016	2015
Service cost	$289	$368
Interest cost	1,505	1,589
Amortization of prior service cost	(950)	(950)
Amortization of net loss	275	249

Total postretirement cost	$1,119	$1,256

Contributions made to the postretirement benefit plan for the quarter ended March 31, 2016 amounted to approximately $1.6 million. The total contributions expected to be paid during the year 2016 for the postretirement benefit plan amount to approximately $6.4 million.

Note 32 – Stock-based compensation

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

As of March 31, 2016 there were no stock options outstanding. During the quarter ended March 31, 2015, all stock options outstanding which amounted to 44,797 with a weighted average exercise price of $ 272 expired.

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the first part ratably over four years commencing at the date of the grant and the second part is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The four year vesting part is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The restricted shares granted consistent with the requirements of the TARP Interim Final Rule vest in two years from grant date.

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	628,009	$27.13
Granted	323,814	33.37
Vested	(430,646)	30.45
Forfeited	(25,446)	28.65

Non-vested at December 31, 2015	495,731	$28.25
Granted	226,098	24.05
Quantity adjusted by TSR factor	(8,914)	28.47
Vested	(256,501)	25.90

Non-vested at March 31, 2016	456,414	$27.12

During the quarter ended March 31, 2016, 161,500 shares of restricted stock were awarded to management under the Incentive Plan. During the quarter ended March 31, 2015, no shares of restricted stock were awarded to management. No shares were awarded consistent with the requirements of the TARP Interim Final Rule for the quarters ended March 31, 2016 and 2015.

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. For the quarter ended March 31, 2016, 64,598 performance shares were granted under this plan.

During the quarter ended March 31, 2016, the Corporation recognized $ 3.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.5 million (March 31, 2015—$ 2.0 million, with a tax benefit of $ 0.3 million). For the quarter ended March 31, 2016, the fair market value of the restricted stock vested was $3.6 million at grant date and $3.3 million at vesting date. This triggers a shortfall, of $0.1 million of which $31 thousand was recorded against the windfall pool in additional paid in capital. No additional shortfall was recorded for the remaining $79 thousand due to the valuation allowance of the deferred tax asset. For the quarter ended March 31, 2016, the Corporation recognized $1.0 million of performance shares expense, with a tax benefit of $0.1 million. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2016 was $ 8.2 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	22,119	32.29
Vested	(22,119)	32.29
Forfeited	—	—

Non-vested at December 31, 2015	—	$—
Granted	2,338	23.95
Vested	(2,338)	23.95
Forfeited	—	—

Non-vested at March 31, 2016	—	$—

During the quarter ended March 31, 2016, the Corporation granted 2,338 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (March 31, 2015 – 2,643). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $15 thousand (March 31, 2015—$0.1 million, with a tax benefit of $16 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2016 for directors was $ 56 thousand.

Note 33 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2016		March 31, 2015
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$45,733	39%	$41,361	39%
Net benefit of tax exempt interest income	(15,584)	(13)	(15,027)	(14)
Deferred tax asset valuation allowance	5,273	5	5,639	5
Difference in tax rates due to multiple jurisdictions	(864)	(1)	(275)	—
Effect of income subject to preferential tax rate	(3,414)	(3)	(2,471)	(2)
State and local taxes	2,927	3	1,331	1
Others	(1,806)	(2)	2,010	2

Income tax expense	$32,265	28%	$32,568	31%

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	March 31, 2016	December 31, 2015
Deferred tax assets:
Tax credits available for carryforward	$13,651	$13,651
Net operating loss and other carryforward available	1,264,077	1,262,197
Postretirement and pension benefits	114,866	116,036
Deferred loan origination fees	6,063	6,420
Allowance for loan losses	658,220	670,592
Deferred gains	5,688	5,966
Accelerated depreciation	8,209	8,335
Intercompany deferred gains	2,492	2,743
Difference in outside basis from pass-through entities	11,889	12,684
Other temporary differences	30,348	29,208

Total gross deferred tax assets	2,115,503	2,127,832

Deferred tax liabilities:
FDIC-assisted transaction	92,156	90,778
Indefinite-lived intangibles	66,175	63,573
Unrealized net gain on trading and available-for-sale securities	37,662	22,281
Other temporary differences	7,232	6,670

Total gross deferred tax liabilities	203,225	183,302

Valuation allowance	637,911	642,727

Net deferred tax asset	$1,274,367	$1,301,803

The net deferred tax asset shown in the table above at March 31, 2016 is reflected in the consolidated statements of financial condition as $1.3 billion in net deferred tax assets in the “Other assets” caption (December 31, 2015—$1.3 billion) and $649 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2015—$649 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

During the year ended December 31, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, amounting to $1.2 billion and comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The recent historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of March 31, 2016 the U.S. operations are not in a three year cumulative loss position, taking into account taxable income exclusive of reversing temporary differences. All of these factors lead management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as deemed necessary. At March 31, 2016 a valuation allowance is recorded on the deferred tax asset of the U.S. operation in the amount of $602 million.

At March 31, 2016, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $730 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position, taking into account taxable income exclusive of reversing temporary differences, and has sustained profitability for the three year period ended March 31, 2016. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss taking into account taxable income exclusive of reversing temporary differences, for the three year period ended March 31, 2016. However, it has sustained losses for year ended December 31, 2015 and the period ended March 31, 2016. Management expect these losses will be a trend in early future years. The losses in recent periods together with the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the Holding Company, which amounted to $36 million as of March 31, 2016.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2016	2015
Balance at January 1	$9.0	$8.0
Additions for tax positions - January through March	0.4	0.3
Reduction as a result of settlements - January through March	—	(0.5)

Balance at March 31	$9.4	$7.8

At March 31, 2016, the total amount of interest recognized in the statement of financial condition approximated $3.7 million (December 31, 2015—$3.2 million). The total interest expense recognized at March 31, 2016 was $485 thousand (December 31, 2015—$57 thousand). Management determined that at March 31, 2016 and December 31, 2015 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $12.0 million at March 31, 2016 (December 31, 2015—$11.2 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2016, the following years remain subject to examination in the U.S. Federal jurisdiction: 2012 and thereafter; and in the Puerto Rico jurisdiction, 2010 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $3.3 million.

Note 34 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2016 and March 31, 2015 are listed in the following table:

(In thousands)	March 31, 2016	March 31, 2015
Non-cash activities:
Loans transferred to other real estate	$26,919	$30,802
Loans transferred to other property	7,693	8,979

Total loans transferred to foreclosed assets	34,612	39,781
Transfers from loans held-in-portfolio to loans held-for-sale	—	10,839
Transfers from loans held-for-sale to loans held-in-portfolio	3,821	4,858
Loans securitized into investment securities[1]	170,248	203,414
Trades receivable from brokers and counterparties	87,590	112,287
Trades payable to brokers and counterparties	32,774	19,097
Recognition of mortgage servicing rights on securitizations or asset transfers	2,136	2,859

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

As previously disclosed in Note 5, Business Combination, on February 27, 2015, the Corporation’s Puerto Rico banking subsidiary, BPPR, in an alliance with co-bidders, including the Corporation’s U.S. mainland banking subsidiary, BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver. As part of this transaction, BPPR received during the quarter ended March 31, 2015 net cash proceeds of approximately $ 711 million for consideration of the assets and liabilities acquired.

Note 35 – Segment reporting

The Corporation’s corporate structure consists of two reportable segments – Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 4 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations and sold during 2014.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2016, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Banco Popular North America:

Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a retail branch network in the U.S. mainland under the name of Popular Community Bank, while E-LOAN supports BPNA’s deposit gathering through its online platform. All direct lending activities at E-LOAN were ceased during 2008. During the third quarter of 2015, BPNA and E-LOAN completed an asset purchase and sale transaction in which E-LOAN sold to BPNA all of its outstanding loan portfolio, including residential mortgage loans and home equity lines of credit, which had a carrying value of approximately $213 million. Prior to this transaction, the Corporation provided additional disclosures for the BPNA reportable segment related to E-LOAN. After the close of the above mentioned asset purchase and sale transaction, additional disclosures with respect to E-LOAN are no longer considered relevant to the financial statements and accordingly are not presented. Popular Equipment Finance, Inc. also holds a running-off loan portfolio as this subsidiary ceased originating loans during 2009. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network.

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

The tables that follow present the results of operations and total assets by reportable segments:

2016

For the quarter ended March 31, 2016
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$305,350	$62,257	$—
Provision for loan losses	40,800	4,069	—
Non-interest income	98,566	4,950	—
Amortization of intangibles	2,948	166	—
Depreciation expense	10,197	1,333	—
Other operating expenses	224,669	41,331	—
Income tax expense	31,877	8,456	—

Net income	$93,425	$11,852	$—

Segment assets	$28,108,702	$7,880,357	$(52,740)

For the quarter ended March 31, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$367,607	$(15,195)	$—	$352,412
Provision (reversal of provision) for loan losses	44,869	(34)	—	44,835
Non-interest income	103,516	8,177	(63)	111,630
Amortization of intangibles	3,114	—	—	3,114
Depreciation expense	11,530	177	—	11,707
Other operating expenses	266,000	21,731	(609)	287,122
Income tax expense (benefit)	40,333	(8,281)	213	32,265

Net income (loss)	$105,277	$(20,611)	$333	$84,999

Segment assets	$35,936,319	$4,938,750	$(4,728,060)	$36,147,009

2015

For the quarter ended March 31, 2015
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$306,611	$52,101	$—
Provision (reversal of provision) for loan losses	42,237	(2,202)	—
Non-interest income	103,529	6,167	—
Amortization of intangibles	1,998	106	—
Depreciation expense	10,108	1,617	—
Other operating expenses	227,576	54,484	—
Income tax expense	37,448	937	—

Net income	$90,773	$3,326	$—

Segment assets	$28,803,521	$6,717,758	$(128,481)

For the quarter ended March 31, 2015
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$358,712	$(15,517)	$—	$343,195
Provision for loan losses	40,035	—	—	40,035
Non-interest income	109,696	5,643	(104)	115,235
Amortization of intangibles	2,104	—	—	2,104
Depreciation expense	11,725	194	—	11,919
Other operating expenses	282,061	16,990	(732)	298,319
Income tax expense (benefit)	38,385	(6,062)	245	32,568

Net income (loss)	$94,098	$(20,996)	$383	$73,485

Segment assets	$35,392,798	$4,896,192	$(4,673,543)	$35,615,447

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2016

For the quarter ended March 31, 2016
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$114,903	$187,195	$1,615	$1,637	$305,350
Provision for loan losses	14,908	25,892	—	—	40,800
Non-interest income	21,731	55,608	21,311	(84)	98,566
Amortization of intangibles	22	1,836	1,090	—	2,948
Depreciation expense	4,275	5,691	231	—	10,197
Other operating expenses	57,232	150,212	17,309	(84)	224,669
Income tax expense	18,169	12,379	1,329	—	31,877

Net income	$42,028	$46,793	$2,967	$1,637	$93,425

Segment assets	$11,273,486	$17,090,030	$342,867	$(597,681)	$28,108,702

2015

For the quarter ended March 31, 2015
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$118,475	$186,252	$1,880	$4	$306,611
(Reversal of provision) provision for loan losses	(3,556)	45,793	—	—	42,237
Non-interest income	27,150	56,004	20,470	(95)	103,529
Amortization of intangibles	29	1,772	197	—	1,998
Depreciation expense	4,320	5,512	276	—	10,108
Other operating expenses	65,856	145,068	16,747	(95)	227,576
Income tax expense	26,053	9,778	1,617	—	37,448

Net income	$52,923	$34,333	$3,513	$4	$90,773

Segment assets	$10,056,505	$20,053,145	$486,998	$(1,793,127)	$28,803,521

Geographic Information

	Quarter ended
(In thousands)	March 31, 2016	March 31, 2015
Revenues:[1]
Puerto Rico	$380,036	$385,054
United States	64,640	56,710
Other	19,366	16,666

Total consolidated revenues	$464,042	$458,430

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2016	December 31, 2015
Puerto Rico
Total assets	$27,150,601	$26,764,184
Loans	17,370,172	17,477,070
Deposits	21,015,800	20,893,232
United States
Total assets	$8,063,912	$7,859,217
Loans	5,121,648	4,873,504
Deposits	5,445,760	5,288,886
Other
Total assets	$932,496	$1,138,332
Loans	766,362	778,656
Deposits [1]	1,065,033	1,027,605

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 36 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2016 and 2015, and the results of their operations and cash flows for periods ended March 31, 2016 and December 31, 2015.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2016
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$21,133	$598	$409,315	$(21,423)	$409,623
Money market investments	255,251	18,519	1,917,209	(273,519)	1,917,460
Trading account securities, at fair value	2,121	—	69,163	—	71,284
Investment securities available-for-sale, at fair value	227	—	6,649,603	—	6,649,830
Investment securities held-to-maturity, at amortized cost	—	—	99,216	—	99,216
Other investment securities, at lower of cost or realizable value	9,850	4,492	149,682	—	164,024
Investment in subsidiaries	5,679,385	1,819,384	—	(7,498,769)	—
Loans held-for-sale, at lower of cost or fair value	—	—	125,315	—	125,315

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,167	—	22,617,321	—	22,618,488
Loans covered under loss-sharing agreements with the FDIC	—	—	625,130	—	625,130
Less—Unearned income	—	—	110,751	—	110,751
Allowance for loan losses	2	—	538,470	—	538,472

Total loans held-in-portfolio, net	1,165	—	22,593,230	—	22,594,395

FDIC loss-share asset	—	—	219,448	—	219,448
Premises and equipment, net	2,999	—	524,494	—	527,493
Other real estate not covered under loss-sharing agreements with the FDIC	566	—	165,394	—	165,960
Other real estate covered under loss-sharing agreements with the FDIC	—	—	36,397	—	36,397
Accrued income receivable	73	36	120,229	(30)	120,308
Mortgage servicing assets, at fair value	—	—	205,051	—	205,051
Other assets	57,670	23,453	2,091,857	(16,950)	2,156,030
Goodwill	—	—	631,095	—	631,095
Other intangible assets	553	—	53,527	—	54,080

Total assets	$6,030,993	$1,866,482	$36,060,225	$(7,810,691)	$36,147,009

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,405,516	$(21,423)	$6,384,093
Interest bearing	—	—	21,416,019	(273,519)	21,142,500

Total deposits	—	—	27,821,535	(294,942)	27,526,593

Federal funds purchased and assets sold under agreements to repurchase	—	—	760,154	—	760,154
Other short-term borrowings	—	—	6,370	—	6,370
Notes payable	734,036	148,492	700,940	—	1,583,468
Other liabilities	46,657	3,591	985,598	(17,537)	1,018,309
Liabilities from discontinued operations	—	—	1,815	—	1,815

Total liabilities	780,693	152,083	30,276,412	(312,479)	30,896,709

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,039	2	56,307	(56,309)	1,039
Surplus	4,222,706	4,111,208	5,712,604	(9,815,285)	4,231,233
Retained earnings (accumulated deficit)	1,165,003	(2,409,905)	195,181	2,206,197	1,156,476
Treasury stock, at cost	(6,858)	—	—	—	(6,858)
Accumulated other comprehensive loss, net of tax	(181,750)	13,094	(180,279)	167,185	(181,750)

Total stockholders’ equity	5,250,300	1,714,399	5,783,813	(7,498,212)	5,250,300

Total liabilities and stockholders’ equity	$6,030,993	$1,866,482	$36,060,225	$(7,810,691)	$36,147,009

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2015
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$24,298	$600	$363,620	$(24,844)	$363,674
Money market investments	262,204	23,931	2,179,887	(285,930)	2,180,092
Trading account securities, at fair value	2,020	—	69,639	—	71,659
Investment securities available-for-sale, at fair value	216	—	6,062,776	—	6,062,992
Investment securities held-to-maturity, at amortized cost	—	—	100,903	—	100,903
Other investment securities, at lower of cost or realizable value	9,850	4,492	157,906	—	172,248
Investment in subsidiaries	5,539,325	1,789,512	—	(7,328,837)	—
Loans held-for-sale, at lower of cost or fair value	—	—	137,000	—	137,000

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,176	—	22,452,637	—	22,453,813
Loans covered under loss-sharing agreements with the FDIC	—	—	646,115	—	646,115
Less—Unearned income	—	—	107,698	—	107,698
Allowance for loan losses	3	—	537,108	—	537,111

Total loans held-in-portfolio, net	1,173	—	22,453,946	—	22,455,119

FDIC loss-share asset	—	—	310,221	—	310,221
Premises and equipment, net	2,823	—	499,788	—	502,611
Other real estate not covered under loss-sharing agreements with the FDIC	532	—	154,699	—	155,231
Other real estate covered under loss- sharing agreements with the FDIC	—	—	36,685	—	36,685
Accrued income receivable	85	115	124,070	(36)	124,234
Mortgage servicing assets, at fair value	—	—	211,405	—	211,405
Other assets	54,908	23,596	2,132,616	(17,958)	2,193,162
Goodwill	—	—	626,388	—	626,388
Other intangible assets	554	—	57,555	—	58,109

Total assets	$5,897,988	$1,842,246	$35,679,104	$(7,657,605)	$35,761,733

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,426,359	$(24,844)	$6,401,515
Interest bearing	—	—	21,094,138	(285,930)	20,808,208

Total deposits	—	—	27,520,497	(310,774)	27,209,723

Federal funds purchased and assets sold under agreements to repurchase	—	—	762,145	—	762,145
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	733,516	148,483	780,509	—	1,662,508
Other liabilities	59,148	6,659	971,429	(18,218)	1,019,018
Liabilities from discontinued operations	—	—	1,815	—	1,815

Total liabilities	792,664	155,142	30,037,595	(328,992)	30,656,409

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,038	2	56,307	(56,309)	1,038
Surplus	4,220,629	4,111,208	5,712,635	(9,815,316)	4,229,156
Retained earnings (accumulated deficit)	1,096,484	(2,416,251)	128,459	2,279,265	1,087,957
Treasury stock, at cost	(6,101)	—	—	—	(6,101)
Accumulated other comprehensive loss, net of tax	(256,886)	(7,855)	(255,892)	263,747	(256,886)

Total stockholders’ equity	5,105,324	1,687,104	5,641,509	(7,328,613)	5,105,324

Total liabilities and stockholders’ equity	$5,897,988	$1,842,246	$35,679,104	$(7,657,605)	$35,761,733

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$29,700	$—	$—	$(29,700)	$—
Loans	19	—	363,178	—	363,197
Money market investments	255	21	2,863	(276)	2,863
Investment securities	238	80	35,953	—	36,271
Trading account securities	—	—	1,689	—	1,689

Total interest and dividend income	30,212	101	403,683	(29,976)	404,020

Interest expense:
Deposits	—	—	30,150	(276)	29,874
Short-term borrowings	—	—	1,861	—	1,861
Long-term debt	13,117	2,693	4,063	—	19,873

Total interest expense	13,117	2,693	36,074	(276)	51,608

Net interest income (expense)	17,095	(2,592)	367,609	(29,700)	352,412
Provision (reversal) for loan losses- non-covered loans	(34)	—	47,974	—	47,940
Provision (reversal) for loan losses- covered loans	—	—	(3,105)	—	(3,105)

Net interest income (expense) after provision for loan losses	17,129	(2,592)	322,740	(29,700)	307,577

Service charges on deposit accounts	—	—	39,862	—	39,862
Other service fees	—	—	53,439	(57)	53,382
Mortgage banking activities	—	—	10,551	—	10,551
Trading account profit (loss)	24	—	(186)	—	(162)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(304)	—	(304)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,098)	—	(4,098)
FDIC loss-share expense	—	—	(3,146)	—	(3,146)
Other operating income	3,256	(1,303)	13,599	(7)	15,545

Total non-interest income	3,280	(1,303)	109,717	(64)	111,630

Operating expenses:
Personnel costs	15,421	—	111,670	—	127,091
Net occupancy expenses	916	—	19,514	—	20,430
Equipment expenses	445	—	14,103	—	14,548
Other taxes	47	—	10,148	—	10,195
Professional fees	2,881	30	72,605	(57)	75,459
Communications	137	—	6,183	—	6,320
Business promotion	465	—	10,645	—	11,110
FDIC deposit insurance	—	—	7,370	—	7,370
Other real estate owned (OREO) expenses	—	—	9,141	—	9,141
Other operating expenses	(20,428)	39	38,106	(552)	17,165
Amortization of intangibles	—	—	3,114	—	3,114

Total operating expenses	(116)	69	302,599	(609)	301,943

Income (loss) before income tax and equity in earnings of subsidiaries	20,525	(3,964)	129,858	(29,155)	117,264
Income tax expense (benefit)	3	(1,387)	33,436	213	32,265

Income (loss) before equity in earnings of subsidiaries	20,522	(2,577)	96,422	(29,368)	84,999
Equity in undistributed earnings of subsidiaries	64,477	8,923	—	(73,400)	—

Net Income	$84,999	$6,346	$96,422	$(102,768)	$84,999

Comprehensive income, net of tax	$160,135	$27,295	$172,035	$(199,330)	$160,135

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2015
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest income:
Dividend income from subsidiaries	$1,500	$—	$—	$(1,500)	$—
Loans	140	—	355,613	(122)	355,631
Money market investments	2	2	1,444	(2)	1,446
Investment securities	143	81	30,077	—	30,301
Trading account securities	—	—	2,696	—	2,696

Total interest income	1,785	83	389,830	(1,624)	390,074

Interest expense:
Deposits	—	—	25,866	(2)	25,864
Short-term borrowings	—	101	1,755	(122)	1,734
Long-term debt	13,118	2,695	3,468	—	19,281

Total interest expense	13,118	2,796	31,089	(124)	46,879

Net interest (expense) income	(11,333)	(2,713)	358,741	(1,500)	343,195
Provision for loan losses- non-covered loans	—	—	29,711	—	29,711
Provision for loan losses- covered loans	—	—	10,324	—	10,324

Net interest (expense) income after provision for loan losses	(11,333)	(2,713)	318,706	(1,500)	303,160

Service charges on deposit accounts	—	—	39,017	—	39,017
Other service fees	—	—	53,714	(88)	53,626
Mortgage banking activities	—	—	12,852	—	12,852
Trading account profit	40	—	374	—	414
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(79)	—	(79)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,526)	—	(4,526)
FDIC loss-share income	—	—	4,139	—	4,139
Other operating income	2,968	(828)	7,668	(16)	9,792

Total non-interest income	3,008	(828)	113,159	(104)	115,235

Operating expenses:
Personnel costs	11,908	—	104,550	—	116,458
Net occupancy expenses	980	—	20,729	—	21,709
Equipment expenses	545	—	12,866	—	13,411
Other taxes	(1,458)	—	10,032	—	8,574
Professional fees	2,774	410	72,432	(88)	75,528
Communications	117	—	6,059	—	6,176
Business promotion	436	—	10,377	—	10,813
FDIC deposit insurance	—	—	6,398	—	6,398
Other real estate owned (OREO) expenses	—	—	23,069	—	23,069
Other operating expenses	(16,935)	109	34,819	(644)	17,349
Amortization of intangibles	—	—	2,104	—	2,104
Restructuring cost	—	—	10,753	—	10,753

Total operating expenses	(1,633)	519	314,188	(732)	312,342

(Loss) income before income tax and equity in earnings of subsidiaries	(6,692)	(4,060)	117,677	(872)	106,053
Income tax expense	47	—	32,276	245	32,568

(Loss) income before equity in earnings of subsidiaries	(6,739)	(4,060)	85,401	(1,117)	73,485
Equity in undistributed earnings of subsidiaries	80,224	1,269	—	(81,493)	—

Income (loss) from continuing operations	73,485	(2,791)	85,401	(82,610)	73,485
Income from discontinued operations, net of tax	—	—	1,341	—	1,341
Equity in undistributed earnings of discontinued operations	1,341	1,341	—	(2,682)	—

Net Income (loss)	$74,826	$(1,450)	$86,742	$(85,292)	$74,826

Comprehensive income, net of tax	$110,298	$11,841	$122,078	$(133,919)	$110,298

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31,2016
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$84,999	$6,346	$96,422	$(102,768)	$84,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(64,477)	(8,923)	—	73,400	—
Provision (reversal) for loan losses	(34)	—	44,869	—	44,835
Amortization of intangibles	—	—	3,114	—	3,114
Depreciation and amortization of premises and equipment	177	—	11,530	—	11,707
Net accretion of discounts and amortization of premiums and deferred fees	521	8	(11,687)	—	(11,158)
Fair value adjustments on mortgage servicing rights	—	—	8,477	—	8,477
FDIC loss-share income	—	—	3,146	—	3,146
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,098	—	4,098
(Earnings) losses from investments under the equity method	(3,256)	1,303	(5,136)	—	(7,089)
Deferred income tax expense (benefit)	3	(1,387)	24,389	213	23,218
(Gain) loss on:
Disposition of premises and equipment and other productive assets	—	—	(1,946)	—	(1,946)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(7,101)	—	(7,101)
Sale of foreclosed assets, including write-downs	—	—	2,802	—	2,802
Acquisitions of loans held-for-sale	—	—	(66,451)	—	(66,451)
Proceeds from sale of loans held-for-sale	—	—	22,253	—	22,253
Net originations on loans held-for-sale	—	—	(110,528)	—	(110,528)
Net (increase) decrease in:
Trading securities	(101)	—	176,699	—	176,598
Accrued income receivable	12	79	3,842	(7)	3,926
Other assets	1	21	22,194	(1,220)	20,996
Net (decrease) increase in:
Interest payable	(7,875)	(2,685)	(1,708)	7	(12,261)
Pension and other postretirement benefits obligations	—	—	1,536	—	1,536
Other liabilities	(4,622)	(382)	(12,681)	675	(17,010)

Total adjustments	(79,651)	(11,966)	111,711	73,068	93,162

Net cash provided by (used in) operating activities	5,348	(5,620)	208,133	(29,700)	178,161

Cash flows from investing activities:
Net decrease in money market investments	6,952	5,412	262,679	(12,411)	262,632
Purchases of investment securities:
Available-for-sale	—	—	(742,859)	—	(742,859)
Other	—	—	(59,786)	—	(59,786)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	239,399	—	239,399
Held-to-maturity	—	—	2,108	—	2,108
Other	—	—	41,664	—	41,664
Proceeds from sale of investment securities:
Other	—	—	26,346	—	26,346
Net repayments on loans	8	—	13,327	—	13,335
Proceeds from sale of loans	—	—	1,128	—	1,128
Acquisition of loan portfolios	—	—	(212,798)	—	(212,798)
Net payments from FDIC under loss-sharing
agreements	—	—	88,588	—	88,588
Return of capital from equity method investments	—	206	—	—	206
Acquisition of premises and equipment	(398)	—	(38,421)	—	(38,819)
Proceeds from sale of:
Premises and equipment and other productive assets	46	—	5,046	—	5,092
Foreclosed assets	—	—	14,513	—	14,513

Net cash provided by (used in) investing activities	6,608	5,618	(359,066)	(12,411)	(359,251)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	302,718	15,832	318,550
Federal funds purchased and assets sold under agreements to repurchase	—	—	(1,991)	—	(1,991)
Other short-term borrowings	—	—	5,170	—	5,170
Payments of notes payable	—	—	(108,452)	—	(108,452)
Proceeds from issuance of notes payable	—	—	28,883	—	28,883
Proceeds from issuance of common stock	2,109	—	—	—	2,109
Dividends paid to parent company	—	—	(29,700)	29,700	—
Dividends paid	(16,473)	—	—	—	(16,473)
Net payments for repurchase of common stock	(757)	—	—	—	(757)

Net cash (used in) provided by financing activities	(15,121)	—	196,628	45,532	227,039

Net (decrease) increase in cash and due from banks	(3,165)	(2)	45,695	3,421	45,949
Cash and due from banks at beginning of period	24,298	600	363,620	(24,844)	363,674

Cash and due from banks at end of period	$21,133	$598	$409,315	$(21,423)	$409,623

During the quarter ended March 31, 2016 there have not been any cash flows associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2015
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income (loss)	$74,826	$(1,450)	$86,742	$(85,292)	$74,826

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(81,565)	(2,610)	—	84,175	—
Provision for loan losses	—	—	40,035	—	40,035
Amortization of intangibles	—	—	2,104	—	2,104
Depreciation and amortization of premises and equipment	194	—	11,725	—	11,919
Net accretion of discounts and amortization of premiums and deferred fees	—	—	(19,100)	—	(19,100)
Fair value adjustments on mortgage servicing rights	—	—	4,929	—	4,929
FDIC loss-share income	—	—	(4,139)	—	(4,139)
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,526	—	4,526
Earnings from investments under the equity method	(2,968)	828	(161)	—	(2,301)
Deferred income tax expense	—	—	23,135	245	23,380
(Gain) loss on:
Disposition of premises and equipment	—	—	(978)	—	(978)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(7,222)	—	(7,222)
Sale of foreclosed assets, including write-downs	—	—	14,851	—	14,851
Acquisitions of loans held-for-sale	—	—	(121,929)	—	(121,929)
Proceeds from sale of loans held-for-sale	—	—	27,547	—	27,547
Net originations on loans held-for-sale	—	—	(179,604)	—	(179,604)
Net (increase) decrease in:
Trading securities	(126)	—	178,068	—	177,942
Accrued income receivable	(56)	81	(94)	56	(13)
Other assets	3,716	28	(27,900)	(3,871)	(28,027)
Net (decrease) increase in:
Interest payable	(7,875)	(2,629)	344	(56)	(10,216)
Pension and other postretirement benefits obligations	—	—	1,019	—	1,019
Other liabilities	(12,816)	(7)	(9,797)	3,243	(19,377)

Total adjustments	(101,496)	(4,309)	(62,641)	83,792	(84,654)

Net cash (used in) provided by operating activities	(26,670)	(5,759)	24,101	(1,500)	(9,828)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(38)	(1,457)	(484,791)	1,457	(484,829)
Purchases of investment securities:
Available-for-sale	—	—	(411,189)	—	(411,189)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(2,520)	—	(2,520)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	385,672	—	385,672
Held-to-maturity	—	—	2,231	—	2,231
Other	—	—	30,785	—	30,785
Proceeds from sale of investment securities:
Other	—	—	1,388	—	1,388
Net repayments on loans	10,392	—	154,788	(10,386)	154,794
Proceeds from sale of loans	—	—	19,127	—	19,127
Acquisition of loan portfolios	—	—	(49,510)	—	(49,510)
Net payments from FDIC under loss-sharing agreements	—	—	132,265	—	132,265
Net cash received and acquired from business combination	—	—	711,051	—	711,051
Mortgage servicing rights purchased	—	—	(2,400)	—	(2,400)
Acquisition of premises and equipment	(242)	—	(9,989)	—	(10,231)
Proceeds from sale of:
Premises and equipment	3	—	3,090	—	3,093
Foreclosed assets	—	—	40,161	—	40,161

Net cash provided by (used in) investing activities	10,115	(1,457)	519,909	(8,929)	519,638

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	250,582	15,324	265,906
Federal funds purchased and assets sold under agreements to repurchase	—	—	(139,013)	—	(139,013)
Other short-term borrowings	—	7,214	(165,815)	10,386	(148,215)
Payments of notes payable	—	—	(419,487)	—	(419,487)
Proceeds from issuance of notes payable	—	—	46,000	—	46,000
Proceeds from issuance of common stock	1,405	—	—	—	1,405
Dividends paid to parent company	—	—	(1,500)	1,500	—
Dividends paid	(620)	—	—	—	(620)
Net payments for repurchase of common stock	(1,105)	—	—	—	(1,105)

Net cash (used in) provided by financing activities	(320)	7,214	(429,233)	27,210	(395,129)

Net (decrease) increase in cash and due from banks	(16,875)	(2)	114,777	16,781	114,681
Cash and due from banks at beginning of period	20,448	608	380,890	(20,851)	381,095

Cash and due from banks at end of period	$3,573	$606	$495,667	$(4,070)	$495,776

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, New Jersey and Southern Florida under the name of Popular Community Bank (“PCB”). E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 35 to the consolidated financial statements presents information about the Corporation’s business segments. As of March 31, 2016, the Corporation had a 15.58% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. At March 31, 2016, the Corporation’s investment in EVERTEC had a carrying amount of $35.2 million. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2016 the Corporation recorded $6.2 million in earnings from its investment in BHD Leon, which had a carrying amount of $122.6 million, as of the end of the quarter.

OVERVIEW

For the quarter ended March 31, 2016, the Corporation recorded net income of $85.0 million, compared to a net income of $74.8 million for the same quarter of the previous year. The increase of $10.2 million in net income was driven by higher net interest income and lower operating expenses, partially offset by a higher provision for loan losses and lower non-interest income.

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2016 and 2015.

Table 1—Financial highlights

Financial Condition Highlights				Average for the First Quarter
(In thousands)	March 31, 2016	December 31, 2015	Variance	March 31, 2016	March 31, 2015	Variance
Money market investments	$1,917,460	$2,180,092	$(262,632)	$2,186,771	$1,930,393	$256,378
Investment and trading securities	6,984,354	6,407,802	576,552	6,764,453	5,836,371	928,082
Loans	23,258,182	23,129,230	128,952	22,985,578	22,504,974	480,604
Earning assets	32,159,996	31,717,124	442,872	31,936,802	30,271,738	1,665,064
Total assets	36,147,009	35,761,733	385,276	35,891,768	33,806,058	2,085,710
Deposits	27,526,593	27,209,723	316,870	27,337,586	25,585,108	1,752,478
Borrowings	2,349,992	2,425,853	(75,861)	2,440,979	2,876,718	(435,739)
Stockholders’ equity	5,250,300	5,105,324	144,976	5,191,395	4,321,095	870,300
Liabilities from discontinued operations	1,815	1,815	—	1,815	2,894	(1,079)

Operating Highlights	First Quarter
(In thousands, except per share information)	2016	2015	Variance
Net interest income	$352,412	$343,195	$9,217
Provision for loan losses—non-covered loans	47,940	29,711	18,229
Provision for loan losses—covered loans	(3,105)	10,324	(13,429)
Non-interest income	111,630	115,235	(3,605)
Operating expenses	301,943	312,342	(10,399)

Income from continuing operations before income tax	117,264	106,053	11,211
Income tax expense	32,265	32,568	(303)

Income from continuing operations	$84,999	$73,485	$11,514

Income from discontinued operations, net of tax	—	1,341	(1,341)

Net income	$84,999	$74,826	$10,173

Net income applicable to common stock	$84,068	$73,896	$10,172

Net income from continuing operations	$0.81	$0.71	$0.10

Net income from discontinued operations	$—	$0.01	$(0.01)

Net income per common share—Basic	$0.81	$0.72	$0.09

Net income from continuing operations	$0.81	$0.71	$0.10

Net income from discontinued operations	$—	$0.01	$(0.01)

Net income per common share—Diluted	$0.81	$0.72	$0.09

Dividends declared per common share—Basic	$0.15	$—	$0.15

	First Quarter
Selected Statistical Information	2016	2015
Common Stock Data
Market price
High	$28.80	$35.58
Low	22.62	30.52
End	28.61	34.39
Book value per common share at period end	50.16	41.81

Profitability Ratios
Return on assets	0.95%	0.90%
Return on common equity	6.58	7.02
Net interest spread (taxable equivalent)	4.47	4.64
Net interest margin (taxable equivalent)	4.70	4.85

Capitalization Ratios
Average equity to average assets	14.46%	12.78%
Common equity Tier 1 capital	15.79	15.74
Tier I capital	15.79	16.11
Total capital	18.78	18.71
Tier 1 leverage	11.46	11.80

Adjusted results of operations – Non-GAAP financial measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”), or the (“reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain transactions on the results of its operations. Throughout this MD&A, the Corporation presents a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted results” provide meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to tables 40 and 41 for a reconciliation of the reported results for the quarter ended March 31, 2015. No adjustments are included for the quarter ended March 31, 2016.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended March 31, 2016

•	The Corporation recorded net income of $85.0 million, compared to a net income of $74.8 million for the same quarter of the previous year. The adjusted net income for the first quarter of 2015 was $90.3 million. Refer to table 41 for a detail of the adjustments to arrive at the adjusted net income.

•	Net interest income, on a taxable equivalent basis, increased by $9.7 million, driven by higher volume of investment securities and loans which benefited from the acquisition of the Doral Bank portfolio. The income from the WB loans declined as the portfolio continues its expected run off. Net interest margin, on a taxable equivalent basis, for the first quarter of 2016 was 4.70% compared to 4.85% in the same quarter of 2015. An unfavorable variance in the FDIC loss share expense and lower mortgage banking income drove non-interest income down, which was partially offset by higher income from equity method investments, for a net decline of $2.5 million on an adjusted basis. The total provision for loan losses increased by $4.8 million, reflecting the prevailing economic conditions in Puerto Rico and growth in the U.S. portfolio, mainly on commercial loans. Operating expenses increased by $10.4 million, mainly from higher personnel costs, including incentives and the impact of actuarial revisions for pension costs, offset by lower OREO expenses. Refer to the Operating Results Analysis section of this MD&A for additional information.

Total non-performing assets, including covered, were $848 million at March 31, 2016, an increase of $5 million, or 1%, from December 31, 2015. The increase was mainly due to higher OREOs at BPPR and the impact of a single $11 million credit relationship at BPNA, partially offset by lower mortgage NPLs at BPPR driven by improved collection efforts. At March 31, 2016, NPLs to total loans held-in-portfolio remained flat at 2.7% from December 31, 2015. Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	The Corporation’s total assets at March 31, 2016 amounted to $36.1 billion, compared to $35.8 billion, at December 31, 2015. Money market and investment securities increased by $323.8 million, due mainly to purchases of mortgage backed securities. The loan portfolios experienced an increase of $129 million, mainly from growth in the U.S. commercial, construction and consumer portfolios. Total deposits increased by $316.9 million, mainly from government deposit accounts at BPPR and money market accounts at BPNA, offset by lower brokered CDs. Total borrowings declined by $76 million due to maturities of advances from the Federal Home Loan Bank of New York.

•	Stockholders’ equity totalled $5.3 billion at March 31, 2016, compared with $5.1 billion at December 31, 2015. The increase resulted from the Corporation’s net income of $85 million, a favorable variance of $73 million in unrealized gains on securities available-for-sale, partially offset by payments of dividends of $15.5 million on common stock of $0.15 per share and $0.9 million in dividends on preferred stock.

Refer to the Financial Condition Analysis section of this MD&A for additional information.

•	Capital ratios continued to be strong. As of March 31, 2016, the Corporation’s Common equity Tier 1 Capital ratio was 15.79% while the tangible common equity ratio was 12.73%. Refer to Table 13 for capital ratios and Table 14 for Non-GAAP reconciliations.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2015 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2015 Form 10-K. Also, refer to Note 2 to the consolidated financial statements included in the 2015 Form 10-K for a summary of the Corporation’s significant accounting policies.

OPERATING RESULTS ANALYSIS

Net interest income

Net interest income on a taxable equivalent basis-Non-GAAP financial measure

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 2 for the quarter ended March 31, 2016 as compared with the same period in 2015, segregated by major categories of interest earning assets and interest bearing liabilities.

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

Average outstanding securities balances are based on amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter ended March 31, 2016 included a favorable impact, excluding the discount accretion on covered loans accounted for under Subtopic ASC 310-30, of $4.8 million, related to those items, compared with a favorable impact of $1.6 million in the same period in 2015; the increase is driven by the amortizations related to Doral acquired loans.

Net interest margin, on a taxable equivalent basis, for the first quarter of 2016 was 4.70% compared to 4.85% in the same quarter of 2015, a decrease of 15 basis points. Net interest income increased by $9.7 million compared to the same quarter in the previous year. The main drivers of the increase in net interest income and decrease in net interest margin are:

Positive variances:

•	Higher interest income from investment securities due mainly to higher volumes of mortgage backed securities as part of the Corporation’s investment strategy.

•	Increase in interest income from loans excluding Westernbank Bank (WB) loans mostly related to the acquisition of Doral Bank in February 27, 2015 and higher volume of auto loans due to improved lending activity at Popular Auto.

These positive variances were partially offset by:

•	Lower interest income from WB loans related to a lower volume as part of the normal portfolio run-off and lower yields, reflecting the impact on the quarterly recast process.

•	Higher interest expense on deposits mainly due to higher average volumes also related to the Doral Bank acquisition and to fund U.S. loan growth, partially offset by a decrease in broker CDs. The increase in deposit cost is mostly related to a higher cost of time deposits and money markets in the U.S.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Quarters ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2016	2015	Variance	2016	2015	Variance		2016	2015	Variance	Rate	Volume
($ in millions)							(In thousands)
$2,187	$1,930	$257	0.53%	0.30%	0.23%	Money market investments	$2,863	$1,447	$1,416	$1,332	$84
6,641	5,637	1,004	2.90	2.67	0.23	Investment securities	48,117	37,643	10,474	175	10,299
123	200	(77)	7.08	6.77	0.31	Trading securities	2,172	3,344	(1,172)	176	(1,348)

8,951	7,767	1,184	2.38	2.19	0.19	Total money market, investment and trading securities	53,152	42,434	10,718	1,683	9,035

						Loans:
8,957	8,383	574	5.12	5.17	(0.05)	Commercial	114,091	106,887	7,204	(97)	7,301
704	435	269	5.30	5.67	(0.37)	Construction	9,288	6,076	3,212	(361)	3,573
630	569	61	6.78	7.01	(0.23)	Leasing	10,675	9,974	701	(339)	1,040
6,830	6,733	97	5.50	5.35	0.15	Mortgage	93,895	90,042	3,853	2,543	1,310
3,807	3,845	(38)	10.51	10.36	0.15	Consumer	99,520	98,249	1,271	1,786	(515)

20,928	19,965	963	6.28	6.29	(0.01)	Sub-total loans	327,469	311,228	16,241	3,532	12,709
2,058	2,540	(482)	8.76	9.14	(0.38)	WB loans	44,904	57,431	(12,527)	(1,780)	(10,747)

22,986	22,505	481	6.50	6.62	(0.12)	Total loans	372,373	368,659	3,714	1,752	1,962

$31,937	$30,272	$1,665	5.35%	5.48%	(0.13)%	Total earning assets	$425,525	$411,093	$14,432	$3,435	$10,997

						Interest bearing deposits:
$5,712	$4,983	$729	0.39%	0.34%	0.05%	NOW and money market [1]	$5,607	$4,219	$1,388	$602	$786
7,275	6,892	383	0.23	0.23	—	Savings	4,248	3,924	324	43	281
8,058	7,747	311	1.00	0.93	0.07	Time deposits	20,019	17,721	2,298	1,081	1,217

21,045	19,622	1,423	0.57	0.53	0.04	Total deposits	29,874	25,864	4,010	1,726	2,284

812	1,114	(302)	0.92	0.63	0.29	Short-term borrowings	1,861	1,734	127	767	(640)
1,629	1,763	(134)	4.90	4.39	0.51	Other medium and long-term debt	19,873	19,281	592	1,551	(959)

23,486	22,499	987	0.88	0.84	0.04	Total interest bearing liabilities	51,608	46,879	4,729	4,044	685

6,293	5,963	330				Non-interest bearing demand deposits
2,158	1,810	348				Other sources of funds

$31,937	$30,272	$1,665	0.65%	0.63%	0.02%	Total source of funds	51,608	46,879	4,729	4,044	685

			4.70%	4.85%	(0.15)%	Net interest margin

						Net interest income on a taxable equivalent basis	373,917	364,214	9,703	$(609)	$10,312
			4.47%	4.64%	(0.17)%	Net interest spread

						Taxable equivalent adjustment	21,505	21,019	486
						Net interest income	$352,412	$343,195	$9,217

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $44.8 million for the quarter ended March 31, 2016, compared to $40.0 million for the same quarter of the previous year, an increase of $4.8 million.

The provision for loan losses for the non-covered loan portfolio totaled $47.9 million, compared to $29.7 million for the same quarter in 2015, increasing by $18.2 million. Net charge-offs increased by $6.6 million from the same quarter of the prior year.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment increased by $12.0 million from the first quarter of 2015. Net charge-offs increased by $3.9 million from the same quarter of the prior year. In addition, the provision for the first quarter of 2016 includes $2.7 million related to commercial Westernbank loans previously covered under the shared loss agreement with the FDIC which expired on June 30, 2015.

The provision for loan losses for the BPNA segment was $4.1 million, compared to a $2.2 million reversal of provision during the same quarter in 2015. Credit trends for the BPNA segment continued stable with minimal net charge-offs. Provision increase was mainly driven by loan growth.

For the covered portfolio, the Corporation recorded a reserve release of $3.1 million in the first quarter of 2016, compared to $10.3 million provision expense for the same quarter in 2015, mostly reflective of the reclassification to non-covered loans of the non-single family loans that were previously covered by the commercial loss agreement with the FDIC during the second quarter of 2015, as mentioned above.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

Non-interest income was $111.6 million for the first quarter of 2016, a decrease of $3.6 million when compared with the same quarter of the previous year. Excluding the impact of the transactions detailed in the Adjusted Results Non-GAAP tables, non-interest income decreased by $2.5 million when compared to the previous year, driven primarily by the following:

•	Unfavorable variance in FDIC loss share (expense) income of $7.3 million as a result of lower mirror accounting on reimbursable expenses and credit impairment losses, and an unfavorable change in the fair value of the true-up payment obligation, partially offset by lower amortization of the indemnification asset. Refer to Table 3 for a breakdown of FDIC loss share (expense) income by major categories.

•	Lower income from mortgage banking activities by $2.3 million as a result of higher trading account loss due to higher realized losses on closed derivative positions and higher unfavorable fair value adjustments on mortgage servicing rights, partially offset by higher mortgage servicing fees, including those from the portfolio acquired from Doral Bank. Refer to Note 12 for details of mortgage banking activities.

These decreases were partially offset by:

•	Favorable variance in other non-interest income by $7.1 million due to higher earnings from investments under the equity method.

Table 3—Financial Information—Westernbank FDIC-Assisted Transaction

	Quarters ended March 31,
(In thousands)	2016	2015
Interest income on WB loans	$44,904	$57,431

FDIC loss share (expense) income:
Amortization of loss share indemnification asset	(4,042)	(27,316)
80% mirror accounting on credit impairment losses (reversal)[1]	(2,093)	8,246
80% mirror accounting on reimbursable expenses	3,950	21,545
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(645)	(2,619)
Change in true-up payment obligation	(443)	4,164
Other	127	119

Total FDIC loss share (expense) income	(3,146)	4,139

Total revenues	41,758	61,570

Provision (reversal) for loan losses- WB loans	(356)	10,324

Total revenues less provision (reversal) for loan losses	$42,114	$51,246

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended March 31,
(In millions)	2016	2015
Loans	$2,058	$2,540
FDIC loss share asset	233	429

Operating Expenses

Operating expenses for the quarter ended March 31, 2016 decreased by $ 10.4 million when compared with the same quarter of 2015. Excluding the impact of certain transactions, as detailed in Tables 40 through 41, operating expenses increased by $10.4 million due mainly to the following factors:

•	Higher personnel cost by $13.1 million due to the grant of employee restricted stock and performance shares awards during the quarter, higher salaries impacted by the higher headcount as a result of the Doral Bank Transaction, and higher pension cost due to changes in actuarial assumptions;

•	Higher professional fees by $6.9 million, due to higher programming, application processing and hosting expenses including the impact of the enacted business-to-business sales tax in Puerto Rico;

•	Higher other taxes by $1.6 million, as a result of higher municipal license tax;

•	Higher equipment expenses by $1.1 million, principally due to higher software maintenance expense at BPPR; and

•	Higher amortization of intangibles by $1.0 million, mainly due to the amortization of the customer relationship intangible of the Doral Insurance portfolio, which was acquired on May 2015.

These increases were partially offset by the following decreases:

•	Lower other real estate owned expenses by $13.9 million, due to lower commercial and construction write-downs at BPPR.

Table 4—Operating Expenses

	Quarters ended March 31,
(In thousands)	2016	2015	Variance
Personnel costs:
Salaries	$77,298	$72,394	$4,904
Commissions, incentives and other bonuses	20,769	18,458	2,311
Pension, postretirement and medical insurance	13,111	12,013	1,098
Other personnel costs, including payroll taxes	15,913	13,593	2,320

Total personnel costs	127,091	116,458	10,633

Net occupancy expenses	20,430	21,709	(1,279)
Equipment expenses	14,548	13,411	1,137
Other taxes	10,195	8,574	1,621
Professional fees:
Collections, appraisals and other credit related fees	4,500	5,923	(1,423)
Programming, processing and other technology services	49,864	45,161	4,703
Other professional fees	21,095	24,444	(3,349)

Total professional fees	75,459	75,528	(69)

Communications	6,320	6,176	144
Business promotion	11,110	10,813	297
FDIC deposit insurance	7,370	6,398	972
Other real estate owned (OREO) expenses	9,141	23,069	(13,928)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,722	4,821	901
Transportation and travel	1,449	1,739	(290)
Printing and supplies	624	819	(195)
Operational losses	2,661	3,249	(588)
All other	6,709	6,721	(12)

Total other operating expenses	17,165	17,349	(184)

Amortization of intangibles	3,114	2,104	1,010
Restructuring Cost	—	10,753	(10,753)

Total operating expenses	$301,943	$312,342	$(10,399)

INCOME TAXES

For the quarter ended March 31, 2016, the Corporation recorded an income tax expense of $32.3 million, compared to $32.6 million for the same quarter of the previous year. Adjusting for the tax effect of certain transactions detailed in Table 40, Non-GAAP results, the income tax expense for the first quarter of 2015 was of $35.5 million.

The effective income tax rate for the first quarter of 2016 was 28%, flat when compared to the same quarter of the previous year, on an adjusted basis. The effective tax rate is impacted by the composition and source of the taxable income. The increase in the income tax expense at the U.S. operations during the first quarter of 2016 was offset by a lower tax provision at the P.R. operations during such period. The Corporation is subject to a 39% statutory income tax rate in Puerto Rico. For the first quarter 2016, the effective tax rate was 28%, reflecting the impact of net exempt interest income and other items which reduce the rate. The impact of these was partially offset by an effective tax rate for the U.S. operations of approximately 47%.

Refer to Note 33 to the consolidated financial statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on income taxes.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 4 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations and sold during 2014.

A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 35 to the consolidated financial statements.

The Corporate group reported a net loss of $20.6 million for the quarter ended March 31, 2016, compared with a net loss of $21.0 million for the quarter ended March 31, 2015.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $93.4 million for the quarter ended March 31, 2016, compared with a net income of $90.8 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Lower net interest income by $1.3 million mostly due to:

•	A decrease $12.5 million in income from the WB loans portfolio due to lower yields by 38 basis points and lower average balances by $481 million as part of the normal portfolio run-off and loan resolutions.

Partially offset by:

•	An increase of $5.2 million in income from mortgage loans mostly due to higher average balances by $248 million, which benefited from the portfolio acquired as part of the Doral Bank Transaction; and

•	Higher income from investment securities by $5.6 million mostly due to higher average balances by $979 million.

The net interest margin was 4.87% for the quarter ended March 31, 2016, compared to 5.00% for the same period in 2016.

•	Provision for loan losses of $40.8 million, a decrease of $1.4 million, driven by a reserve release of $3.1 million in the covered loans portfolio, partially offset by higher provision for the non-covered loans portfolio;

•	Lower non-interest income by $5.0 million mainly due to:

•	Negative variance in FDIC loss share expense of $7.3 million due to lower mirror accounting, mainly on credit impairment losses and OREO losses, partially offset by lower amortization of the loss share asset; and

•	Lower mortgage banking activities revenues by $2.4 million due to unfavorable variances of $3.6 million in the MSR valuation and $1.1 million in realized losses on closed derivative positions, partially offset by higher mortgage servicing fees by $2.6 million including those from the portfolio acquired from Doral Bank.

Partially offset by:

•	Higher other operating income by $3.8 million mostly due to a favorable variance of $2.2 million in income from equity method investments and higher gains on sales of daily rental autos by $0.8 million; and

•	Higher service charges on deposit accounts by $0.8 million mainly from retail banking customers.

•	Operating expenses were lower by $1.9 million mainly due to:

•	OREO expenses favorable variance of $10.5 million as a result of lower write-downs on commercial and construction properties.

Partially offset by:

•	Higher personnel costs by $6.8 million driven by a higher headcount impacted by the Doral Bank Transaction and higher pension costs due to changes in actuarial assumptions and higher savings plan contributions due to a higher headcount and an increase in employer matching contributions effective July 2015; and

•	Higher equipment expenses by $1.8 million mostly due to higher software packages expense.

•	Lower income tax expense by $5.6 million.

Banco Popular North America

For the quarter ended March 31, 2016, the reportable segment of Banco Popular North America reported net income of $11.9 million, compared to net income from continuing operations of $3.3 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Net interest income was $62.3 million, an increase of $10.2 million compared to the same quarter of the previous year. The net interest income improvement is mostly due to higher income from loans by $15.0 million, mainly commercial, construction and consumer, due to higher volumes by $1.0 billion which benefited from the loans acquired as part of the Doral Bank Transaction. This increase was partially offset by higher interest expense from deposits by $4.5 million due to higher average balances by $1.2 billion largely due to the deposits assumed as part of the Doral Bank Transaction. Net interest margin was 3.70% compared to 3.82% for the same quarter of the previous year;

•	Provision for loan losses higher by $6.3 million mainly driven by loan growth;

•	Lower non-interest income by $1.2 million, mostly due to lower other service fees by $0.4 million, mainly lower insurance and banking fees, and lower other operating income by $0.6 million mainly due to servicing income recognized in March 2015 as BPNA was servicing on an interim basis the loans sold to JC Flowers and Centennial Bank as part of the Doral Bank Transaction;

•	Lower operating expenses by $13.4 million mainly due to restructuring costs of $10.8 million in the first quarter of 2015 and lower OREO expenses by $3.4 million mainly due lower write-downs of commercial OREO properties; and

•	Unfavorable variance in income tax expense of $7.5 million since for the quarter ended March 31, 2015 the U.S. operations had a full valuation allowance on its deferred tax asset.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.1 billion at March 31, 2016 compared to $35.8 billion at December 31, 2015. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $1.9 billion at March 31, 2016, compared to $2.2 billion at December 31, 2015. The decrease was mainly at BPNA by $212 million and at BPPR by $50 million and is mostly related to purchases of mortgage backed securities (“MBS”) as discussed below.

Trading account securities amounted to $71 million at March 31, 2016, relatively flat when compared to $72 million at December 31, 2015. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $6.7 billion at March 31, 2016, compared with $6.2 billion at December 31, 2015. The increase of $585 million is mainly due to purchases of MBS at both BPPR and BPNA.

Table 5 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 7 and 8 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM. The portfolio of obligations of the Puerto Rico Government is mainly comprised of securities with specific sources of income or revenues identified for repayments.

Table 5—Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	March 31, 2016	December 31, 2015
U.S. Treasury securities	$1,323,352	$1,183,328
Obligations of U.S. Government sponsored entities	932,938	939,641
Obligations of Puerto Rico, States and political subdivisions	120,860	121,176
Collateralized mortgage obligations	1,513,657	1,560,923
Mortgage-backed securities	2,843,706	2,344,196
Equity securities	2,439	2,398
Others	12,094	12,233

Total investment securities AFS and HTM	$6,749,046	$6,163,895

Loans

Refer to Table 6 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 6. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. As of March 31, 2016, the Corporation’s covered loans portfolio amounted to $625 million, comprised mainly of residential mortgage loans.

Refer to Note 9 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $23.3 billion at March 31, 2016, compared to $23.1 billion at December 31, 2015. The total loans portfolio increased by $129 million, mainly from commercial, construction and consumer loans at BPNA.

Table 6—Loans Ending Balances

(In thousands)	March 31, 2016	December 31, 2015	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,228,389	$10,099,163	$129,226
Construction	734,858	681,106	53,752
Legacy[1]	61,044	64,436	(3,392)
Lease financing	643,142	627,650	15,492
Mortgage	6,979,201	7,036,081	(56,880)
Consumer	3,861,103	3,837,679	23,424

Total non-covered loans held-in-portfolio	22,507,737	22,346,115	161,622

Loans covered under FDIC loss sharing agreements:
Mortgage	606,711	627,102	(20,391)
Consumer	18,419	19,013	(594)

Total covered loans held-in-portfolio	625,130	646,115	(20,985)

Total loans held-in-portfolio	23,132,867	22,992,230	140,637

Loans held-for-sale:
Commercial	42,771	45,074	(2,303)
Construction	2	95	(93)
Mortgage	82,542	91,831	(9,289)

Total loans held-for-sale	125,315	137,000	(11,685)

Total loans	$23,258,182	$23,129,230	$128,952

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $162 million to $22.5 billion at March 31, 2016. The increase is mainly at BPNA by $207 million, driven by growth in the commercial, construction and consumer loan portfolios, which include consumer loan portfolio purchases of $86 million, partially offset by a decrease of $45 million at BPPR mainly due to lower originations of credit cards and residential mortgages.

The loans held-for-sale portfolio decreased by $12 million from December 31, 2015, mainly at BPPR due mostly to lower originations of mortgage loans held-for-sale.

Covered loans

The covered loans portfolio amounted to $625 million at March 31, 2016, compared to $646 million at December 31, 2015. The decrease of $21 million is mostly from residential mortgage loans due to loan resolutions and the normal portfolio run-off. Refer to Table 6 for a breakdown of the covered loans by major loan type categories.

Tables 7 and 8 provide the activity in the carrying amount and outstanding discount on the Westernbank loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 7—Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarters ended
	March 31,
(In thousands)	2016	2015
Beginning balance	$1,974,501	$2,444,172
Accretion	43,533	55,697
Collections / charge-offs	(82,593)	(132,773)

Ending balance	$1,935,441	$2,367,096
Allowance for loan losses (ALLL)	(62,967)	(68,386)

Ending balance, net of ALLL	$1,872,474	$2,298,710

Table 8—Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2016	2015
Beginning balance	$1,112,458	$1,271,337
Accretion [1]	(43,533)	(55,697)
Change in expected cash flows	59,883	43,308

Ending balance	$1,128,808	$1,258,948

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 9 sets forth the activity in the FDIC loss share asset for the quarters ended March 31, 2016 and 2015.

Table 9—Activity of Loss Share Asset

	Quarters ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$310,221	$542,454
Amortization of loss share indemnification asset	(4,042)	(27,316)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	(2,093)	8,246
Reimbursable expenses	3,950	21,545
Net payments from FDIC under loss-sharing agreements	(88,588)	(132,265)
Other adjustments attributable to FDIC loss-sharing agreements	—	(2,820)

Balance at end of period	$219,448	$409,844

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC. Table 10 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount) for the periods presented.

Table 10—Activity in the Remaining FDIC Loss Share Asset Discount

	Quarters ended March 31,
(In thousands)	2016	2015
Balance at beginning of period[1]	$26,100	$53,095
Amortization of negative discount[2]	(4,042)	(27,316)
Impact of lower projected losses	3,147	12,908

Balance at end of period	$25,205	$38,687

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share income / expense.

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

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At March 31, 2016, OREO increased to $202 million from $192 million at March 31, 2015 mainly at BPPR. Refer to Note 14 to the consolidated financial statements for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Other assets

Refer to Note 15 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the consolidated statements of financial condition at March 31, 2016 and December 31, 2015. Other assets decreased by $37 million from December 31, 2015 to March 31, 2016, due mostly to a decrease in the deferred tax asset of $27 million and prepaid taxes of $6 million.

Goodwill

Goodwill increased by $5 million from December 31, 2015 to March 31, 2016, due to a goodwill adjustment related to the Doral Bank Transaction. Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s goodwill.

Liabilities

The Corporation’s total liabilities were $30.9 billion at March 31, 2016 compared to $30.7 billion at December 31, 2015. Refer to the Corporation’s consolidated statements of financial condition included in this Form 10-Q.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2016 and December 31, 2015 is included in Table 11.

Table 11—Financing to Total Assets

	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2016	2015	from 2015 to 2016	2016	2015
Non-interest bearing deposits	$6,384	$6,402	(0.3)%	17.7%	17.9%
Interest-bearing core deposits	16,281	15,641	4.1	45.0	43.7
Other interest-bearing deposits	4,862	5,167	(5.9)	13.5	14.4
Fed funds purchased and repurchase agreements	760	762	(0.3)	2.1	2.1
Other short-term borrowings	6	1	500.0	—	—
Notes payable	1,584	1,663	(4.8)	4.4	4.7
Other liabilities	1,018	1,019	(0.1)	2.8	2.9
Liabilities from discontinued operations	2	2	—	—	—
Stockholders’ equity	5,250	5,105	2.8	14.5	14.3

Deposits

The Corporation’s deposits totaled $27.5 billion at March 31, 2016 compared to $27.2 billion at December 31, 2015. The deposits increase of $317 million is mainly at BPPR by $189 million largely due to increases in government deposit accounts and at BPNA by $128 million mainly from money market accounts and time deposits growth offset by a decline in brokered CD’s. Refer to Table 12 for a breakdown of the Corporation’s deposits at March 31, 2016 and December 31, 2015.

Table 12—Deposits Ending Balances

(In thousands)	March 31, 2016	December 31, 2015	Variance
Demand deposits [1]	$7,324,982	$7,221,238	$103,744
Savings, NOW and money market deposits (non-brokered)	11,940,103	11,440,693	499,410
Savings, NOW and money market deposits (brokered)	383,745	382,424	1,321
Time deposits (non-brokered)	7,348,132	7,274,157	73,975
Time deposits (brokered CDs)	529,631	891,211	(361,580)

Total deposits	$27,526,593	$27,209,723	$316,870

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $2.3 billion at March 31, 2016, compared to $2.4 billion at December 31, 2015. The decrease of $76 million is mainly due to maturities of advances from the Federal Home Loan Bank (“FHLB”). Refer to Note 18 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $5.3 billion at March 31, 2016, compared with $5.1 billion at December 31, 2015. The increase resulted from the Corporation’s net income of $85 million, a favorable variance of $73 million in unrealized gains on securities available-for-sale, partially offset by payments of dividends of $15.5 million on common stock of $0.15 per share and $0.9 million in dividends on preferred stock. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

On January 1, 2015, the Corporation, BPPR and BPNA became subject to Basel III capital requirements, which include a revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets. As of March 31, 2016, the Corporation continues to exceed the well-capitalized adequacy requirements promulgated by the U.S. federal bank regulatory agencies.

Basel III capital rules require the phase out of non-qualifying Tier 1 capital instruments such as trust preferred securities. At March 31, 2016, the Corporation had $427 million in trust preferred securities outstanding which no longer qualified for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment. At December 31, 2015, approximately $107 million of these trust preferred securities outstanding still qualified as Tier I capital.

As part of the adoption of Basel III Capital Rules, the Corporation, as well as its banking subsidiaries, made the one-time permanent election to exclude the effects on regulatory capital computations of certain accumulated other comprehensive income (loss) (“AOCI”) items as permitted under the Basel III capital rules.

Risk-based capital ratios presented in Table 13, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2016, are calculated based on the Basel III regulatory guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 13—Capital Adequacy Data

(Dollars in thousands)	March 31, 2016	December 31, 2015
Common equity tier 1 capital:
Common stockholders equity—GAAP basis	$5,200,140	$5,055,164
AOCI related adjustments due to opt-out election	145,115	220,956
Goodwill, net of associated deferred tax liability (DTL)	(566,284)	(564,323)
Intangible assets, net of associated DTLs	(31,080)	(22,222)
Deferred tax assets and other deductions	(794,966)	(639,999)

Common equity tier 1 capital	$3,952,925	$4,049,576

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	—	106,650
Other additional tier 1 capital deductions	(50,160)	(156,810)

Tier 1 capital	$3,952,925	$4,049,576

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	319,952
Other inclusions (deductions), net	322,511	322,881

Tier 2 capital	$749,113	$642,833

Total risk-based capital	$4,702,038	$4,692,409

Minimum total capital requirement to be well capitalized	$2,504,106	$2,498,714

Excess total capital over minimum well capitalized	$2,197,932	$2,193,695

Total risk-weighted assets	$25,041,059	$24,987,144

Total assets for leverage ratio	$34,508,214	$34,253,625

Risk-based capital ratios:
Common equity tier 1 capital	15.79%	16.21%
Tier 1 capital	15.79	16.21
Total capital	18.78	18.78
Tier 1 leverage	11.46	11.82

The Basel III Capital Rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2016, the Corporation, BPPR and BPNA were well-capitalized under Basel III Capital Rules.

The reduction in the common equity tier I capital ratio, tier I capital ratio and the leverage ratios on March 31, 2016 as compared to December 31, 2015 was mostly due to the complete phase out of the trust preferred securities which at December 31, 2015 allowed approximately $107 million to be included as tier I capital. Total capital ratio was not impacted by the phase out of the trust preferred securities since they qualified as tier 2 capital and therefore included as part of the total capital ratio.

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

Table 14 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2016, and December 31, 2015.

Table 14—Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2016	December 31, 2015
Total stockholders’ equity	$5,250,300	$5,105,324
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(631,095)	(626,388)
Less: Other intangibles	(54,080)	(58,109)

Total tangible common equity	$4,514,965	$4,370,667

Total assets	$36,147,009	$35,761,733
Less: Goodwill	(631,095)	(626,388)
Less: Other intangibles	(54,080)	(58,109)

Total tangible assets	$35,461,834	$35,077,236

Tangible common equity to tangible assets	12.73%	12.46%
Common shares outstanding at end of period	103,670,005	103,618,976
Tangible book value per common share	$43.55	$42.18

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 22 for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

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

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2016, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $192 million at March 31, 2016 of which approximately 70% mature in 2016, 15% in 2017, 7% in 2018 and 8% thereafter.

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

Table 15 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2016.

Table 15—Off-Balance Sheet Lending and Other Activities

	Amount of commitment—Expiration Period
(In millions)	Remaining 2016	Years 2017 - 2018	Years 2019 - 2020	Years 2021 - thereafter	Total
Commitments to extend credit	$6,389	$990	$80	$74	$7,533
Commercial letters of credit	2	—	—	—	2
Standby letters of credit	21	15	—	—	36
Commitments to originate or fund mortgage loans	19	6	—	—	25
Unfunded investment obligations	9	—	—	—	9

Total	$6,440	$1,011	$80	$74	$7,605

At March 31, 2016 and December 31, 2015, the Corporation maintained a reserve of approximately $10 million for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 23 to the consolidated financial statements for additional information on credit commitments and contingencies.

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

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline instantaneously by the same amount. The rising rate scenarios considered in these market risk simulations reflect parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2017. Under a 200 basis points rising rate scenario, 2016 projected net interest income increases by $96 million, while under a 400 basis points rising rate scenario, 2016 projected net interest income increases by $188 million. These scenarios were compared against the Corporation’s flat or unchanged interest rates forecast scenario. Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future.

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

At March 31, 2016, the Corporation held trading securities with a fair value of $71 million, representing approximately 0.2% of the Corporation’s total assets, compared with $72 million and 0.2% at December 31, 2015. As shown in Table 16, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at March 31, 2016 were investment grade securities. As of March 31, 2016, the trading portfolio also included $5.7 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2015—$6.0 million). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $162 thousand for the quarter ended March 31, 2016 and a trading account gain of $414 thousand for the quarter ended March 31, 2015.

Table 16—Trading Portfolio

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$52,113	5.07%	$51,155	5.22%
Collateralized mortgage obligations	2,000	5.03	2,054	5.06
Puerto Rico government obligations	4,307	5.41	4,590	5.41
Interest-only strips	663	12.15	687	12.10
Other	12,201	2.03	13,173	3.31

Total	$71,284	4.63%	$71,659	4.94%

[1]	Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.5 million for the last week in March 2016. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

The fair value of assets and liabilities may include market or credit related adjustments, where appropriate. During the quarter ended March 31, 2016, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $34 thousand recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $8 thousand resulting from the Corporation’s own credit standing adjustment and a gain of $42 thousand from the assessment of the counterparties’ credit risk.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 26 to the consolidated financial statements for information on the Corporation’s fair value measurement required by the applicable accounting standard. At March 31, 2016, approximately $ 6.7 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 16 million at March 31, 2016, of which $ 7 million were Level 3 assets and $ 9 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

Refer to Note 34 to the consolidated financial statements in the 2015 Form 10-K for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value. Also, refer to the Critical Accounting Policies / Estimates in the 2015 Form 10-K for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2016, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance. In addition, during the quarter ended March 31, 2016 the Corporation did not adjust any prices obtained from pricing service providers or broker dealers for its trading account securities and investment securities available-for-sale.

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

Securities are classified in the fair value hierarchy according to product type, characteristics and market liquidity. At the end of each period, management assesses the fair value hierarchy for each asset or liability measured. The fair value measurement analysis performed by the Corporation includes validation procedures with alternate pricing sources when available and review of market changes, pricing methodology, assumption and level hierarchy changes, and evaluation of distressed transactions. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results.

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

A cash dividend of $0.15 per share was paid on April 1, 2016 to shareholders of record at the close of business on March 11, 2016. This represents a quarterly payout of approximately $15.5 million.

As discussed in Note 5—Business Combinations, on February 27, 2015 the Corporation acquired certain assets and all deposits (except brokered deposits) from Doral Bank. This included approximately $ 1.5 billion in loans, approximately $ 173 million in securities available for sale and $ 2.2 billion in deposits.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 76% of the Corporation’s total assets at March 31, 2016 and December 31, 2015. The ratio of total ending loans to deposits was 84% at March 31, 2016, compared to 85% at December 31, 2015. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2016, these borrowings consisted primarily of $ 710 million in assets sold under agreement to repurchase, $682 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $ 443 million in term notes (net of debt issuance cost) issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 18 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

During the quarter ended March 31, 2016, BPPR declared a cash dividend of $19.7 million, a portion of which was used by Popular, Inc. for the payment of the cash dividend on its outstanding common stock made on April 1, 2016, as mentioned above.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 12 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 22.7 billion, or 82% of total deposits, at March 31, 2016, compared with $22.0 billion, or 81% of total deposits, at December 31, 2015. Core deposits financed 70 % of the Corporation’s earning assets at March 31, 2016, compared with 69% at December 31, 2015.

Certificates of deposit with denominations of $100,000 and over at March 31, 2016 totaled $4.1 billion, or 15% of total deposits (December 31, 2015—$4.2 billion, or 15% of total deposits). Their distribution by maturity at March 31, 2016 is presented in the table that follows:

Table 17—Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,528,149
3 to 6 months	485,079
6 to 12 months	753,089
Over 12 months	1,313,418

Total	$4,079,735

At March 31, 2016 approximately 3 % of the Corporation’s assets were financed by brokered deposits, as compared to 4% at December 31, 2015. The Corporation had $ 0.9 billion in brokered deposits at March 31, 2016, compared with $1.3 billion at December 31, 2015. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2016 and December 31, 2015, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $4.1 billion and $3.9 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $682 million at March 31, 2016 and $762 million at December 31, 2015. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At March 31, 2016 the credit facilities authorized with the FHLB were collateralized by $5.0 billion in loans held-in-portfolio, compared with $4.7 billion at December 31, 2015. Refer to Note 18 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At March 31, 2016 and December 31, 2015, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.3 billion which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At March 31, 2016 and December 31, 2015, this credit facility with the Fed was collateralized by $2.5 billion in loans held-in-portfolio.

At March 31, 2016, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements. Please refer to the Legal Proceedings section of Note 23 to the consolidated financial statements and to Part II, Item 1A- Risk factors herein for a discussion of the settlement of a contractual dispute between BPPR and the FDIC which has impacted the timing of the payment of claims under the loss share agreements.

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

During quarter ended March 31, 2016, PIHC received $19.7 million in dividends from BPPR and $ 1.2 million in dividends from EVERTEC’s parent company. PIHC also received $10.0 million in dividends from its non-banking subsidiaries.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. A cash dividend of $0.15 per share was paid on April 1, 2016 to shareholders of record at the close of business on March 11, 2016. This represents a quarterly payout of approximately $15.5 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $0.9 million for the quarter ended March 31, 2016.

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

The outstanding balance of notes payable at the BHC’s amounted to $883 million at March 31, 2016 and $882 million at December 31, 2015, net of debt issuance cost. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at March 31, 2016 are presented in Table 18.

Table 18 —Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2016	$—
2017	—
2018	—
2019	443,224
2020	—
Later years	439,304

Total	$882,528

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended March 31, 2016.

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $3.8 billion at March 31, 2016 and $3.0 billion at December 31, 2015. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $20 million in deposits at March 31, 2016 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $3 million at March 31, 2016, with the Corporation providing collateral totaling $10 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 22 to the consolidated financial statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $76 million at March 31, 2016. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 19.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of March 31, 2016.

Because of the application of ASC Subtopic 310-30 to the Westernbank acquired loans and the loss protection provided by the FDIC which limits the risks on the covered loans, the Corporation has determined to provide certain quality metrics in this MD&A that exclude such covered loans to facilitate the comparison between loan portfolios and across periods. The Corporation believes the inclusion of these loans in certain asset quality ratios in the numerator or denominator (or both) would result in a distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the non-accretable balance, the net charge-off ratio including the acquired loans is lower for the single-family loan portfolios which includes covered loans. The inclusion of these loans in the asset quality ratios could result in a lack of comparability across periods, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Corporation believes that the presentation of asset quality measures, excluding covered loans and related amounts from both the numerator and denominator, provides a better perspective into underlying trends related to the quality of its loan portfolio.

Despite challenging economic and fiscal conditions in Puerto Rico, non-performing assets remained stable during the first quarter of 2016. Total non-performing assets, including covered assets, were $848 million at March 31, 2016, increasing by $5 million, or 1%, from December 31, 2015, of which $11 million were related to higher BPPR residential OREOs. Non-covered non-performing loans held-in-portfolio decreased by $2 million when compared to December 31, 2015, mainly driven by lower mortgage non-performing loans of $17 million, offset by higher commercial non-performing loans of $16 million. Mortgage decrease was mostly driven by improvements in the BPPR mortgage portfolio due to the improved collection efforts. This decrease was offset in part by an increase in commercial NPLs driven by a single $11 million borrower in the BPNA segment. At March 31, 2016, NPLs to total loans held-in-portfolio remained flat at 2.7% from December 31, 2015.

At March 31, 2016, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $495 million in the Puerto Rico operations and $33 million in the U.S. operations. These figures compare to $504 million in the Puerto Rico operations and $22 million in the U.S. operations at December 31, 2015. In addition to the non-performing loans included in Table 19, at March 31, 2016, there were $162 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $160 million at December 31, 2015.

Table 19—Non-Performing Assets

(Dollars in thousands)	March 31, 2016	As a % of loans HIP by category [4]	December 31, 2015	As a % of loans HIP by category [4]
Commercial	$197,631	1.9%	$181,816	1.8%
Construction	3,941	0.5	3,550	0.5
Legacy[1]	4,046	6.6	3,649	5.7
Leasing	3,419	0.5	3,009	0.5
Mortgage	334,907	4.8	351,471	5.0
Consumer	55,582	1.4	58,304	1.5

Total non-performing loans held-in- portfolio, excluding covered loans	599,526	2.7%	601,799	2.7%
Non-performing loans held-for-sale [2]	42,743		45,169
Other real estate owned (“OREO”), excluding covered OREO	165,960		155,231

Total non-performing assets, excluding covered assets	$808,229		$802,199
Covered loans and OREO [3]	39,916		40,571

Total non-performing assets	$848,145		$842,770

Accruing loans past due 90 days or more[5] [6]	$426,437		$446,725

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.66%		2.69%
Allowance for loan losses to loans held-in-portfolio	2.26		2.25
Allowance for loan losses to non-performing loans, excluding held-for-sale	84.80		83.57

Ratios including covered loans:
Non-performing assets to total assets	2.35%		2.36%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.61		2.63
Allowance for loan losses to loans held-in-portfolio	2.33		2.34
Allowance for loan losses to non-performing loans, excluding held-for-sale	89.29		88.68

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist $42.7 million in commercial loans and $2 thousand in construction loans as of March 31, 2016 (December 31, 2015—$45 million in commercial loans and $95 thousand in construction loans).
[3]	The amount consists of $4 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $36 million in covered OREO as of March 31, 2016 (December 31, 2015—$4 million and $37 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $625 million in covered loans at March 31, 2016 (December 31, 2015—$646 million).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $364 million at March 31, 2016 (December 31, 2015—$349 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $161 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2016 (December 31, 2015—$164 million). Furthermore, the Corporation has approximately $68 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2015—$70 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Table 20—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance	$519,385	$21,101	$540,486
Plus:
New non-performing loans	100,543	23,259	123,802
Advances on existing non-performing loans	—	3	3
Less:
Non-performing loans transferred to OREO	(10,633)	—	(10,633)
Non-performing loans charged-off	(15,948)	(657)	(16,605)
Loans returned to accrual status / loan collections	(84,600)	(11,928)	(96,528)

Ending balance NPLs	$508,747	$31,778	$540,525

Table 21—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance	$567,351	$13,144	$580,495
Plus:
New non-performing loans	135,267	15,262	150,529
Advances on existing non-performing loans	—	33	33
Less:
Non-performing loans transferred to OREO	(5,914)	—	(5,914)
Non-performing loans charged-off	(16,533)	(690)	(17,223)
Loans returned to accrual status / loan collections	(82,172)	(9,231)	(91,403)
Loans transferred to held-for-sale	—	2,038	2,038

Ending balance NPLs	$597,999	$20,556	$618,555

For the quarter ended March 31, 2016, total non-performing loan inflows, excluding consumer loans, decreased by $27 million, or 18%, when compared to the inflows for the same quarter in 2015. Inflows of non-performing loans held-in-portfolio at the BPPR segment decreased by $35 million, or 26%, compared to the inflows for the first quarter of 2015, mostly related to lower mortgage inflows of $29 million in the BPPR segment. Refer to Tables 20 and 21 for more information in the non-performing loans activity for the quarters ended March 31, 2016 and 2015.

Refer to Table 22 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended March 31, 2016 and 2015.

Table 22—Allowance for Loan Losses and Selected Loan Losses Statistics—Quarterly Activity

	Quarters ended March 31,
	2016		2016	2016		2015		2015	2015
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$502,935		$34,176	$537,111		$519,719		$82,073	$601,792
Provision (reversal) for loan losses	47,940		(3,105)	44,835		29,711		10,324	40,035

	550,875		31,071	581,946		549,430		92,397	641,827

Charged-offs:
Commercial	9,463		—	9,463		10,022		14,239	24,261
Construction	544		—	544		—		9,046	9,046
Leases	2,127		—	2,127		1,237		—	1,237
Legacy[1]	109		—	109		474		—	474
Mortgage	16,413		1,221	17,634		11,194		3,385	14,579
Consumer	30,027		33	30,060		32,217		—	32,217

	58,683		1,254	59,937		55,144		26,670	81,814

Recoveries:
Commercial	6,554		—	6,554		5,699		2,640	8,339
Construction	233		—	233		2,925		3,275	6,200
Leases	489		—	489		468		—	468
Legacy[1]	356		—	356		2,302		—	2,302
Mortgage	1,487		225	1,712		567		104	671
Consumer	7,116		3	7,119		7,297		727	8,024

	16,235		228	16,463		19,258		6,746	26,004

Net loans charged-offs (recovered):
Commercial	2,909		—	2,909		4,323		11,599	15,922
Construction	311		—	311		(2,925)		5,771	2,846
Leases	1,638		—	1,638		769		—	769
Legacy[1]	(247)		—	(247)		(1,828)		—	(1,828)
Mortgage	14,926		996	15,922		10,627		3,281	13,908
Consumer	22,911		30	22,941		24,920		(727)	24,193

	42,448		1,026	43,474		35,886		19,924	55,810

Net recoveries (write-downs)	—		—	—		2,680		—	2,680

Balance at end of period	$508,427		$30,045	$538,472		$516,224		$72,473	$588,697

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	0.76%			0.76%		0.72%			1.00%
Provision for loan losses to net charge-offs[2]	1.13	x		1.03	x	0.83	x		0.72	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and net write-down related to loans sold during the quarter ended March 31, 2015.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2016 and 2015.

Table 23 —Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-Covered Loans)

	Quarters ended March 31,
	2016	2015
Commercial	0.11%	0.21%
Construction	0.18	(2.79)
Leases	1.04	0.54
Legacy	(1.57)	(9.23)
Mortgage	0.87	0.64
Consumer	2.40	2.59

Total annualized net charge-offs to average loans held-in-portfolio	0.76%	0.72%

Net charge-offs, excluding covered loans, for the quarter ended March 31, 2016, increased by $6.6 million when compared to the first quarter of 2015, mainly reflective of higher mortgage net charge-offs in the BPPR segment.

The Corporation continued to exhibit a stable credit performance despite a challenging operating environment in Puerto Rico, reflective of the improved risk profile of the loan portfolios. The Corporation continues to be attentive to changes in credit quality trends and is focused in taking measures to minimize risks. The U.S. operation continued to reflect strong credit quality with low level of charge-offs and non-performing loans.

The discussions in the sections that follow assess credit quality performance for the first quarter of 2016 for most of the Corporation’s non-covered loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio increased by $16 million, or 9%, from December 31, 2015, mainly driven by a single $11 million relationship in the BPNA segment which impacted the results for the quarter. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio increased to 1.93% at March 31, 2016 from 1.80% at December 31, 2015.

Tables 24 and 25 present the changes in the non-performing commercial loans held-in-portfolio for the quarters ended March 31, 2016 and 2015 for the BPPR (excluding covered loans) and BPNA segments. For the quarter ended March 31, 2016, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment decreased by $6 million, when compared to inflows for the same period in 2015. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment increased by $7 million, compared to inflows for the same quarter in 2015, driven by the abovementioned $11 million relationship.

Table 24—Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2016
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance—NPLs	$177,902	$3,914	$181,816
Plus:
New non-performing loans	21,657	15,064	36,721
Advances on existing non-performing loans	—	1	1
Less:
Non-performing loans transferred to OREO	(1,103)	—	(1,103)
Non-performing loans charged-off	(4,949)	(381)	(5,330)
Loans returned to accrual status / loan collections	(10,868)	(3,606)	(14,474)

Ending balance—NPLs	$182,639	$14,992	$197,631

Table 25—Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2015
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance—NPLs	$257,910	$2,315	$260,225
Plus:
New non-performing loans[1]	27,426	8,030	35,456
Less:
Non-performing loans transferred to OREO	(1,069)	—	(1,069)
Non-performing loans charged-off	(8,375)	(426)	(8,801)
Loans returned to accrual status / loan collections	(11,261)	(112)	(11,373)

Ending balance—NPLs	$264,631	$9,807	$274,438

[1]	New non-performing loans includes $1.2 million at BPPR and $7.4 million at BPNA from Doral Acquisition.

There are two commercial loan relationships greater than $10 million in non-accrual status at March 31, 2016 and one relationship at December 31, 2015, with an outstanding aggregate balance of $45 million and $36 million, respectively.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, decreased by $1.4 million, when compared to the same period in 2015. This decrease was mostly driven by lower net charge-offs in the BPPR segment of $2.1 million for the quarter ended March 31, 2016, when compared with the same period in 2015. For the quarter ended March 31, 2016, the charge-offs associated with collateral dependent impaired commercial loans amounted to approximately $1.3 million at the BPPR segment. The BPNA segment continued to show low levels of charge-offs reflective of improvements in credit quality.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.7 billion at March 31, 2016, of which $2.1 billion was secured with owner occupied properties, compared with $6.6 billion and $2.1 billion, respectively, at December 31, 2015. CRE non-performing loans, excluding covered loans, amounted to $156 million at March 31, 2016, compared with $142 million at December 31, 2015. Increase was driven by the $11 million relationship in the BPNA segment. The CRE non-performing loans ratios for the BPPR and BPNA segments were 3.07% and 0.59%, respectively, at March 31, 2016, compared with 3.00% and 0.03%, respectively, at December 31, 2015.

Table 26—Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Non-performing commercial loans	$182,639	$177,902	$14,992	$3,914	$197,631	$181,816
Non-performing commercial loans to commercial loans HIP	2.48%	2.41%	0.52%	0.14%	1.93%	1.80%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Commercial loan net charge-offs (recoveries)	$2,704	$4,802	$205	$(479)	$2,909	$4,323
Commercial loan net charge-offs (recoveries)
(annualized) to average commercial loans HIP	0.15%	0.30%	0.03%	(0.10)%	0.11%	0.21%

Construction loans

Non-covered non-performing construction loans held-in-portfolio increased by $391 thousand when compared with December 31, 2015, mostly concentrated in the BPPR segment. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased to 0.54% at March 31, 2016 from 0.52% at December 31, 2015.

Tables 27 and 28 present changes in non-performing construction loans held-in-portfolio for the quarters ended March 31, 2016 and 2015 for the BPPR (excluding covered loans) and BPNA segments.

Table 27—Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2016
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance—NPLs	$3,550	$—	$3,550
Plus:
New non-performing loans	207	671	878
Less:
Non-performing loans transferred to OREO	(304)	—	(304)
Non-performing loans charged-off	(110)	—	(110)
Loans returned to accrual status / loan collections	(73)	—	(73)

Ending balance—NPLs	$3,270	$671	$3,941

Table 28—Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2015
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance—NPLs	$13,812	$—	$13,812
Plus:
New non-performing loans	456	—	456
Less:
Loans returned to accrual status / loan collections	(1,054)	—	(1,054)

Ending balance—NPLs	$13,214	$—	$13,214

Construction loan net charge-offs (recoveries), excluding net charge-offs for covered loans, amounted to $311 thousand for the quarter ended March 31, 2016, compared to recoveries of $2.9 million for the quarter ended March 31, 2015. For the quarter ended March 31, 2016, charge-offs associated with collateral dependent impaired construction loans were $110 thousand in the BPPR segment and none in the BPNA segment.

Table 29 provides information on construction non-performing loans and net charge-offs for the BPPR and BPNA (excluding the covered loan portfolio) segments.

Table 29—Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Non-performing construction loans	$3,270	$3,550	$671	$—	$3,941	$3,550
Non-performing construction loans to construction loans HIP	3.11%	3.52%	0.11%	—%	0.54%	0.52%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Construction loan net charge-offs (recoveries)	$311	$(2,925)	$—	$—	$311	$(2,925)
Construction loan net charge-offs (recoveries)
(annualized) to average construction loans HIP	1.13%	(7.76)%	—%	—%	0.18%	(2.79)%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio decreased by $17 million from December 31, 2015, driven by improvements in the BPPR segment, reflective of the improved risk profile of the portfolio, as well as aggressive loss mitigation and collection efforts.

The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio decreased to 4.80% at March 31, 2016 from 5.00% at December 31, 2015. Tables 30 and 31 present changes in non-performing mortgage loans held-in-portfolio for the BPPR (excluding covered loans) and BPNA segments.

Table 30—Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance—NPLs	$337,933	$13,538	$351,471
Plus:
New non-performing loans	78,679	6,920	85,599
Less:
Non-performing loans transferred to OREO	(9,226)	—	(9,226)
Non-performing loans charged-off	(10,889)	(276)	(11,165)
Loans returned to accrual status / loan collections	(73,659)	(8,113)	(81,772)

Ending balance—NPLs	$322,838	$12,069	$334,907

Table 31—Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance—NPLs	$295,629	$9,284	$304,913
Plus:
New non-performing loans[1]	107,385	6,232	113,617
Less:
Non-performing loans transferred to OREO	(4,845)	—	(4,845)
Non-performing loans charged-off	(8,158)	(123)	(8,281)
Loans returned to accrual status / loan collections	(69,857)	(8,970)	(78,827)
Loans in accrual status transferred to held-for-sale	—	2,038	2,038

Ending balance—NPLs	$320,154	$8,461	$328,615

[1]	New non-performing loans includes $16.6 million of loans previous serviced by Doral.

For the quarter ended March 31, 2016, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment decreased by $29 million, or 27%, when compared to inflows for the same period in 2015. The first quarter of 2015 included the addition of $17 million of loans previously guaranteed by Doral Bank under servicing agreement that required Doral to advance principal and interest payments irrespective of borrower delinquencies. Excluding this impact, mortgage inflows decreased by $12 million when compared to the first quarter of 2015. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment increased by $688 thousand when compared to inflows for the same period in 2015.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans, increased by $4.3 million when compared with the quarter ended March 31, 2015. Net charge-off activity derived mainly from loans in the BPPR segment. The net charge-offs in the BPNA segment continued at low levels, reflective of the improved risk profile of the portfolio, strengthened by the sale of certain non-performing and classified assets during the year 2014. For the quarter ended March 31, 2016, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $3.4 million in the BPPR segment.

Table 32 provides information on mortgage non-performing loans and net charge-offs for the BPPR and BPNA segments (excluding the covered loan portfolio).

Table 32—Non-Performing Mortgage Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Non-performing mortgage loans	$322,838	$337,933	$12,069	$13,538	$334,907	$351,471
Non-performing mortgage loans to mortgage loans HIP	5.29%	5.52%	1.37%	1.49%	4.80%	5.00%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Mortgage loan net charge-offs	$14,696	$10,473	$230	$154	$14,926	$10,627
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.98%	0.75%	0.10%	0.06%	0.87%	0.64%

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio decreased by $3 million when compared to December 31, 2015, primarily as a result of a decrease of $3 million in the BPPR segment, mainly related to personal loans.

For the quarter ended March 31, 2016, the BPPR segment inflows of consumer non-performing loans held-in-portfolio amounted to $23 million, flat when compared to inflows for the same period of 2015. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment remained flat at $4 million, when compared to inflows for the same period of 2015.

The Corporation’s consumer net charge-offs decreased by $2 million, when compared with the same period of 2015. For the quarter ended March 31, 2016, charge-offs associated with consumer loans individually evaluated for impairment amounted to $3.5 million in the BPPR segment.

Table 33 provides information on consumer non-performing loans and net charge-offs by segments.

Table 33—Non-Performing Consumer Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Non-performing consumer loans	$49,446	$52,440	$6,136	$5,864	$55,582	$58,304
Non-performing consumer loans to consumer loans HIP	1.49%	1.57%	1.11%	1.19%	1.44%	1.52%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Consumer loan net charge-offs	$21,298	$23,653	$1,613	$1,267	$22,911	$24,920
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.57%	2.81%	1.28%	1.07%	2.40%	2.59%

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, increased by $29 million, or 2%, from December 31, 2015. TDRs in accruing status increased by $39 million from December 31, 2015, due to sustained borrower performance, while non-accruing TDRs decreased by $11 million.

At March 31, 2016, commercial loan TDRs, excluding covered loans, for the BPPR segment amounted to $258 million of which $88 million were in non-performing status. This compares with $255 million, of which $88 million were in non-performing status at December 31, 2015.

At March 31, 2016 and December 31, 2015, construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $2 million, which were in non-performing status.

At March 31, 2016, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $793 million (including $376 million guaranteed by U.S. sponsored entities) and $8 million, respectively, of which $119 million and $2 million, respectively, were in non-performing status. This compares with $768 million (including $359 million guaranteed by U.S. sponsored entities) and $7 million, respectively, of which $128 million and $2 million were in non-performing status at December 31, 2015.

At March 31, 2016, the consumer loan TDRs for the BPPR and BPNA segments amounted to $114 million and $2 million, respectively, of which $12 million and $255 thousand, respectively, were in non-performing status, compared with $115 million and $2 million, respectively, of which $12 million and $239 thousand, respectively, were in non-performing status at December 31, 2015.

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to Note 2 of the 2015 Form 10-K for a description of the Corporation’s allowance for loan losses methodology.

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at March 31, 2016 and December 31, 2015 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 34—Composition of ALLL

March 31, 2016
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$55,098	$172	$—	$608	$43,252	$24,907	$124,037
Impaired loans [1]	$338,980	$2,020	$—	$2,391	$479,092	$112,167	$934,650
Specific ALLL to impaired loans [1]	16.25%	8.51%	—%	25.43%	9.03%	22.21%	13.27%

General ALLL	$152,079	$8,804	$2,484	$10,427	$86,347	$124,249	$384,390
Loans held-in-portfolio, excluding impaired loans [1]	$9,889,409	$732,838	$61,044	$640,751	$6,500,109	$3,748,936	$21,573,087
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.54%	1.20%	4.07%	1.63%	1.33%	3.31%	1.78%

Total ALLL	$207,177	$8,976	$2,484	$11,035	$129,599	$149,156	$508,427
Total non-covered loans held-in-portfolio [1]	$10,228,389	$734,858	$61,044	$643,142	$6,979,201	$3,861,103	$22,507,737
ALLL to loans held-in-portfolio [1]	2.03%	1.22%	4.07%	1.72%	1.86%	3.86%	2.26%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2016, the general allowance on the covered loans amounted to $30 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 35—Composition of ALLL

December 31, 2015
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$49,243	$264	$—	$573	$44,029	$23,963	$118,072
Impaired loans [1]	$337,133	$2,481	$—	$2,404	$471,932	$111,836	$925,786
Specific ALLL to impaired loans [1]	14.61%	10.64%	—%	23.84%	9.33%	21.43%	12.75%

General ALLL	$147,590	$8,605	$2,687	$10,420	$89,283	$126,278	$384,863
Loans held-in-portfolio, excluding impaired loans [1]	$9,762,030	$678,625	$64,436	$625,246	$6,564,149	$3,725,843	$21,420,329
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.51%	1.27%	4.17%	1.67%	1.36%	3.39%	1.80%

Total ALLL	$196,833	$8,869	$2,687	$10,993	$133,312	$150,241	$502,935
Total non-covered loans held-in-portfolio [1]	$10,099,163	$681,106	$64,436	$627,650	$7,036,081	$3,837,679	$22,346,115
ALLL to loans held-in-portfolio [1]	1.95%	1.30%	4.17%	1.75%	1.89%	3.91%	2.25%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2015, the general allowance on the covered loans amounted to $34.2 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At March 31, 2016, the allowance for loan losses, excluding covered loans, increased by $6 million when compared with December 31, 2015, mostly driven by higher specific reserve. The ratio of the allowance for loan losses to loans held-in-portfolio increased to 2.26% of non-covered loans held-in-portfolio at March 31, 2016, compared with 2.25% at December 31, 2015. The ratio of the allowance to non-performing loans held-in-portfolio was stable at 84.80% at March 31, 2016, compared with 83.57% at December 31, 2015.

At March 31, 2016, the allowance for loan losses for non-covered loans at the BPPR segment remained stable at $473 million, or 2.70% of non-covered loans held-in-portfolio, compared with $470 million, or 2.67% of non-covered loans held-in-portfolio, at December 31, 2015. The ratio of the allowance to non-performing loans held-in-portfolio was 84.25% at March 31, 2016, compared with 81.75% at December 31, 2015.

The allowance for loan losses at the BPNA segment increased slightly to $35 million, or 0.71% of loans held-in-portfolio, compared with $33 million, or 0.69% of loans held-in-portfolio, at December 31, 2015, mostly driven by organic commercial and construction loan growth. The ratio of the allowance to non-performing loans held-in-portfolio was 93.05% at March 31, 2016, compared with 122.43% at December 31, 2015.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, increased by $10 million from December 31, 2015. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $198 million, or 2.68% of non-covered commercial loans held-in-portfolio, at March 31, 2016, compared with $187 million, or 2.54%, at December 31, 2015. Increase of $11 million includes $6 million related to higher specific reserves. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio amounted to $10 million at March 31, 2016, flat when compared to December 31, 2015. The allowance for loan losses for commercial loans held-in-portfolio at the BPNA segment was 0.34% of commercial loans held-in-portfolio, at March 31, 2016, compared with 0.36%, at December 31, 2015. The Corporation’s ratio of allowance to non-performing loans held-in-portfolio in the commercial loan category was 104.83% at March 31, 2016, compared with 108.26% at December 31, 2015.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, amounted to $9 million, or 1.22% of that portfolio, at March 31, 2016, compared with $9 million, or 1.30%, at December 31, 2015. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $4 million, or 4.03% of non-covered construction loans held-in-portfolio, at March 31, 2016, compared with $5 million, or 4.91%, at December 31, 2015. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $5 million, or 0.75% of construction loans held-in-portfolio, at March 31, 2016, compared with $4 million, or 0.67%, at December 31, 2015. The Corporation’s ratio of allowance to non-performing loans held-in portfolio in the construction loan category was 227.76% at March 31, 2016, compared with 249.83% at December 31, 2015. Stable allowance levels in the construction portfolio result from the de-risking strategies executed by the Corporation over the past several years.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, decreased by $4 million from December 31, 2015. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $125 million, or 2.04% of mortgage loans held-in-portfolio, excluding covered loans, at March 31, 2016, compared with $128 million, or 2.09%, respectively, at December 31, 2015. This decrease was prompted by a decline in the allowance for purchased credit impaired loans (ASC 310-30) and lower specific reserves. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio remained unchanged at $5 million, or 0.58% of mortgage loans held-in-portfolio, at March 31, 2016, compared 0.55% of mortgage loans held-in-portfolio, at December 31, 2015.

The allowance for loan losses for the consumer portfolio, excluding covered loans, decreased slightly to $149 million, or 3.86% of that portfolio, at March 31, 2016, compared to $150 million, or 3.91%, at December 31, 2015. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $136 million, or 4.10% of that portfolio, at March 31, 2016, compared with $139 million, or 4.15%, at December 31, 2015. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $13 million, or 2.42% of consumer loans, at March 31, 2016, compared with $12 million, or 2.34%, at December 31, 2015.

Table 36—Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	March 31, 2016		December 31, 2015
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$806.1	$124.0	$807.4	$118.1
No valuation allowance required	128.6	—	118.4	—

Total impaired loans	$934.7	$124.0	$925.8	$118.1

The following tables set forth the activity in the specific reserves for non-covered impaired loans for the quarters ended March 31, 2016 and 2015.

Table 37—Activity in Specific ALLL for the Quarter Ended March 31, 2016

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$49,243	$264	$44,029	$—	$23,963	$573	$118,072
Provision for impaired loans	7,137	18	2,610	—	4,429	36	14,230
Less: Net charge-offs	(1,282)	(110)	(3,387)	—	(3,485)	(1)	(8,265)

Specific allowance for loan losses at March 31, 2016	$55,098	$172	$43,252	$—	$24,907	$608	$124,037

Table 38—Activity in Specific ALLL for the Quarter Ended March 31, 2015

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$64,736	$363	$46,111	$—	$28,161	$770	$140,141
Provision for impaired loans	9,483	(205)	(1,221)	—	1,238	(62)	9,233
Less: Net charge-offs	(4,273)	—	(2,320)	—	(3,795)	(21)	(10,409)

Specific allowance for loan losses at March 31, 2015	$69,946	$158	$42,570	$—	$25,604	$687	$138,965

For the quarter ended March 31, 2016, total net charge-offs for individually evaluated impaired loans amounted to approximately $8.3 million related to the BPPR segment.

The table that follows presents the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2016 and December 31, 2015.

Table 39—Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

March 31, 2016
	Total Impaired Loans – Held-in- portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	120	$283,501	23%

[1]	Based on outstanding balance of total impaired loans.

December 31, 2015
	Total Impaired Loans – Held-in- portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	118	$281,478	29%

[1]	Based on outstanding balance of total impaired loans.

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $30 million at March 31, 2016, compared to $34 million at December 31, 2015. This allowance covers the estimated credit loss exposure related to acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $30 million at March 31, 2016, compared with $34 million at December 31, 2015.

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

Geographic and government risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 35 to the consolidated financial statements. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.5% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014, respectively. The changes in the gross national product in fiscal years 2012, 2013 and 2014 also have to be analyzed in light of the large amount of governmental stimulus and deficit spending in those fiscal years. According to the Puerto Rico Planning Board’s baseline scenario projections, for fiscal years 2015 and 2016, gross national product is projected to further contract by 0.9% and 1.2%, respectively. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is an indicator of general economic activity and not a direct measurement of gross national product, reflected a 1.8% reduction in the average for fiscal year 2015 (July 2014 to June 2015), compared to the prior fiscal year. For the first nine months of fiscal year 2016, the Economic Activity Index decreased approximately 1.3%, compared to the same period of the prior fiscal year.

The Commonwealth of Puerto Rico (the “Commonwealth”) is experiencing a severe fiscal crisis resulting from persistent and significant budget deficits, a high debt burden, the continuing economic contraction and lack of access to the capital markets, among other factors. Budget deficits were historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. GDB has traditionally served as the principal depositary of public funds and lender to the Commonwealth, its public corporations and municipalities. As a result of multiple downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings since February 2014 and ongoing liquidity constraints at the Commonwealth central government and GDB, the Commonwealth’s ability to finance future budget deficits is expected to be very limited, if any.

The Government’s most recent estimate of the budget deficit for fiscal year 2015 is approximately $703 million. For fiscal year 2016, the Government approved a $9.8 billion budget, which is $235 million higher than the approved budget for fiscal year 2015 due primarily to a significant increase in debt service payments and special pension contributions. In December 2015, however, the Government revised its revenue estimate for fiscal year 2016 downward by $508 million, to approximately $9.3 billion.

In order to confront its liquidity constraints and this decrease in revenues, while continuing to provide essential services, the Government has been forced to implement certain extraordinary measures. These measures include, among others: (i) requiring advance payment to the Treasury Department from the two largest government retirement systems of funds required for the payment of retirement benefits to participants (instead of the usual reimbursements made by the retirement systems to the Treasury Department for pension benefit payments made by the Treasury Department on behalf of the retirement systems); (ii) placing $400 million of tax and revenue anticipation notes with certain Commonwealth instrumentalities to fund fiscal year 2016 working capital needs; (iii) suspending during fiscal year 2016 Commonwealth set-asides required by Act No. 39 of May 13, 1976, as amended, for the payment of its general obligation debt; (iv) retaining certain tax revenues that were assigned to particular public corporations and redirecting those revenues to pay general obligation debt of the Commonwealth (commonly referred to as the exercise of the clawback of revenues); (v) delaying the payment of third-party payables or amounts due to public corporations; (vi) deferring the disbursement of certain budgetary appropriations; and (vii) delaying the payment of income tax refunds. Some of these measures are unsustainable and have significant negative economic effects.

The Commonwealth also did not appropriate in the approved budget for fiscal year 2016 the funds necessary to pay principal of and interest on bonds issued by the Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of GDB, which further reflects the Commonwealth’s serious liquidity constraints. As a result, in fiscal year 2016, PFC has not paid debt service on approximately $1.1 billion of bonds payable solely from Commonwealth legislative appropriations. As of May 1, 2016, missed payments amounted to approximately $90 million. In addition, as a result of the clawback of revenues mentioned above, other public corporations (including the Infrastructure Financing Authority, the Highways and Transportation Authority and the Convention Center District Authority) were not able to meet their debt obligations due on January 1, 2016 or did so using moneys previously held by the bond indenture trustees in reserves or other accounts. Pursuant to Act 21-2016, further discussed below, on April 30, 2016, the Governor signed an executive order whereby he declared a moratorium on certain obligations of GDB and, pursuant to such executive order, on May 1, 2016, GDB failed to make a principal payment of approximately $367 million in respect of its notes.

Further in response to the fiscal crisis, the Commonwealth has also enacted various revenue raising and expense reduction measures, the principal one on the revenue side being an increase in the sales and use tax (“SUT”) rate pursuant to Act 72-2015, enacted on May 29, 2015. Effective July 1, 2015, transactions that were subject to the 7% SUT have been subject to an 11.5% SUT (10.5% collected on behalf of the Puerto Rico Sales Tax Financing Corporation and the Commonwealth, of which 0.5% goes to a special fund for the benefit of the municipalities, and 1% collected by the municipalities). Act 72-2015 also provides for a transition to a value added tax (“VAT”), scheduled for May 31, 2016, to substitute the central government’s portion of the SUT. In addition, from October 1, 2015 and until May 31, 2016: (i) business-to-business transactions that were taxable prior to July 1, 2015 are subject to an 11.5% SUT, (ii) certain business-to-business services and designated professional services that were previously exempt from SUT are subject to a Commonwealth SUT of 4% (but no municipal SUT will apply to these services), and (iii) specific services are exempt from SUT. After May 31, 2016, all transactions subject to the SUT will be subject to a new VAT of 10.5% plus a 1% municipal SUT (except certain business-to-business and designated professional services that were exempt prior to July 1, 2015, to which no municipal SUT will apply). On May 5, 2016, the Commonwealth’s Legislative Assembly approved a bill that would eliminate the VAT system, including the business-to-business tax increase from 4% to 10.5%. The Governor has expressed his intent to veto such bill. At this time, however, it is uncertain whether the Governor will veto the bill and, if so, whether the Legislative Assembly will override such veto.

On the expense side, the measures have included a comprehensive reform of the principal pension system of the Commonwealth, which is severely underfunded and faces asset depletion in the near future, and the enactment of a fiscal emergency law that freezes benefits under collective bargaining agreements and formula appropriations to various governmental entities and other branches of the central government, among various expense control measures.

All of these measures, however, have been insufficient to address the current fiscal crisis and the Commonwealth has indicated that it will not have sufficient liquidity before the end of this fiscal year (ending on June 30, 2016) to meet all of its debt service obligations while continuing to provide essential services to the residents of Puerto Rico.

In response to the continued fiscal and economic challenges, the Government of Puerto Rico engaged a group of former IMF economists to analyze the Commonwealth’s economic and financial stability and growth prospects. The group’s final report, commonly known as the “Krueger Report,” was delivered to the Governor of Puerto Rico on June 28, 2015 and states that Puerto Rico faces an acute crisis in the face of faltering economic activity, faltering fiscal solvency and debt sustainability, and faltering institutional credibility. Some of the report’s principal conclusions are as follows: (i) the economic problems of Puerto Rico are structural, not cyclical, and are not going away without structural reforms, (ii) fiscal deficits are much larger than assumed and are set to deteriorate, (iii) the central government deficits (as measured in the report) over the coming years imply an unsustainable trajectory of large financing gaps, and (iv) Puerto Rico’s public debt cannot be made sustainable without growth, nor can growth occur in the face of structural obstacles and doubts about debt sustainability.

The report concludes that, even after factoring in a substantial fiscal effort, a large residual financing gap persists into the next decade, implying a need for debt relief. To close the financing gap, the government would need to seek relief from a significant but progressively declining proportion of principal and interest due during fiscal years 2016 to 2024. The report acknowledges that any debt restructuring would be challenging as there is no precedent of this scale and scope, but concludes that, from an economic perspective, the fact remains that the central government faces large financing gaps even with substantial adjustment efforts (as there are limits to how much expenditures can be cut or taxes raised).

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

On September 9, 2015, the Working Group presented a draft of the Fiscal and Economic Growth Plan (the “FEGP”), which was subsequently updated on January 18, 2016. The FEGP projects that, absent further corrective action, the Commonwealth’s cumulative five-year financing gap for fiscal years 2016 to 2020 will be approximately $27.9 billion ($63.4 billion for the ten-year projection period), and that this financing gap could be reduced to approximately $16.1 billion ($23.9 billion for the ten-year projection period) through a combination of identified revenue increases and expense reduction measures and assuming a level of economic growth. With approximately $33 billion of debt service over the next ten years, the FEGP concludes that the Commonwealth will not have sufficient projected surplus to pay its scheduled debt service and that a debt restructuring is necessary to avoid a disorderly default and allow the Commonwealth to implement the structural reforms and growth initiatives identified in the FEGP. The FEGP also concludes that, unless economic growth can be achieved, the Commonwealth’s debt is not sustainable. The FEGP also states that without the emergency measures taken in fiscal year 2016, which have significantly increased the economic burden on taxpayers and third party suppliers, the Commonwealth would have already exhausted its liquidity and that, in any case, it will not have sufficient resources at the end of the fiscal year to meet its debt obligations. The FEGP does not include the debt of Puerto Rico’s municipalities. The FEGP contemplates, however, as part of the expense reduction measures, that the government will gradually reduce subsidies provided to the municipalities by the central government. The FEGP is publicly available in GDB’s website.

In January 2016, Government officials and advisors met with the advisors to the Commonwealth’s creditors to present the Commonwealth’s initial restructuring proposal, which was subsequently made public. A revised proposal was presented in March 2016 and was also subsequently made public. Such proposal seeks an orderly restructuring of the Commonwealth’s direct debt and other tax-supported debt issued by certain public corporations, amounting to approximately $49.2 billion, in order to provide the Commonwealth the necessary debt relief to enable it to confront the significant projected shortfalls contemplated in the FEGP. The revised proposal contemplates an exchange of existing securities for two new classes of securities, a “base bond” with a fixed interest rate and amortization schedule and a capital appreciation bond with a 49-year maturity. The proposal also contemplates no principal payments until fiscal year 2021. The proposal would have the following benefits for the Commonwealth, among others: (1) preservation of the ability to provide essential goods and services to the residents of Puerto Rico, (2) time and capital necessary to implement the FEGP’s structural reforms and “growth” initiatives, (3) financial flexibility to rebuild depleted cash resources and pay down suppliers whose payables are past due and taxpayers to whom refunds are owed, as well as making adequate pension contributions, and (4) achievement of a sustainable debt structure for the long term. The Commonwealth believes the proposal also offers creditor significant benefits, including improved liquidity and better collateral security for the restructured debt, as well as a structure to resolve potential inter-creditor disputes. There can be no assurance, however, that the Commonwealth will be able to successfully consummate its proposal or any other debt restructuring without some Federal restructuring authority, in particular given the large amount of targeted debt and extremely complex nature of these credits.

On October 21, 2015, the Obama Administration released a proposal to address Puerto Rico’s urgent fiscal crisis. The proposal states that Puerto Rico is in the midst of an economic and fiscal crisis that requires Congressional action and makes the following recommendations: (i) Congress should extend Chapter 9 of the U.S. Bankruptcy Code to Puerto Rico, and also provide a broader legal framework to allow for a comprehensive restructuring of Puerto Rico’s liabilities, (ii) Congress should provide independent fiscal oversight to ensure Puerto Rico adheres to its recovery plan and fully implements proposed reforms, (iii) Congress should provide a long-term solution to Puerto Rico’s historically inadequate Medicaid treatment, and (iv) Congress should extend to Puerto Rico certain proven measures to reward work and stimulate growth, such as the Earned Income Tax Credit. Since October 2015, the two houses of the United States Congress have held various hearings on Puerto Rico’s economy and debt, and various options to address Puerto Rico’s fiscal crisis are under consideration, including the establishment of a Federal fiscal control board and providing broad based restructuring authority. The Committee of Natural Resources of the United States House of Representatives is currently considering House Bill 4900, which, among other things, seeks to create a federal control board with legal authority over certain matters of the Commonwealth and which would provide a process for the restructuring of certain obligations of the Commonwealth and its public corporations and municipalities. Such bill is expected to suffer additional changes and, at this time, it is unclear whether or when it will be approved.

The Commonwealth’s public corporations and instrumentalities are also facing financial challenges. On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. Puerto Rico’s municipalities were not made eligible for the Recovery Act.

In July 2014, certain holders of PREPA bonds and an investment manager, on behalf of funds which hold PREPA bonds, filed separate lawsuits in the United States District Court for the District of Puerto Rico (the “District Court”) seeking a declaratory judgment that the Recovery Act violates several provisions of the United States Constitution. The District Court consolidated the actions. On February 6, 2015, the District Court issued an opinion and order declaring the Recovery Act unconstitutional and stating that it was preempted by the federal Bankruptcy Code. The District Court permanently enjoined the Commonwealth officers from enforcing the Recovery Act. The Commonwealth filed an expedited appeal before the United States Court of Appeals for the First Circuit and, on July 6, 2015, the Court of Appeals affirmed the lower court’s decision. The Commonwealth filed a petition for certiorari in the United States Supreme Court, which was granted on December 4, 2015. The United States Supreme Court held oral arguments in this case on March 22, 2016 and is expected to issue its decision this summer.

In August 2014, as a result of PREPA’s inability to comply with certain scheduled debt payments, PREPA entered into forbearance agreements with certain bondholders, municipal bond insurers, and lenders (including BPPR) pursuant to which the forbearing creditors agreed to forbear from exercising certain rights and remedies under their applicable debt instruments. On November 5, 2015, PREPA announced that it had entered into a restructuring support agreement with certain creditors setting forth the economic terms of a recovery plan. Execution of the transactions set forth in the restructuring support agreement was subject to a number of material conditions, including the enactment of legislation by January 22, 2016. When such condition was not met, the restructuring support agreement automatically terminated. On January 27, 2016, PREPA and certain creditors, including monoline bond insurers that were not party to the original restructuring support agreement, entered into a new restructuring support agreement, also subject to various material conditions, including the approval of legislation by February 16, 2016. With respect to PREPA’s credit facilities, the restructuring support agreement contemplates that the lenders, which hold approximately $700 million of matured debt, would convert their existing credit facilities into term loans to be repaid over six years in accordance with an amortization schedule. Although legislation was approved by the February 16, 2016 deadline, there can be no assurance, however, that the conditions to the restructuring support agreement will be met. At March 31, 2016, BPPR is a lender in PREPA’s syndicated credit facility and BPPR’s exposure was $40.9 million, as shown in Note 23 to the consolidated financial statements.

On April 6, 2016, the Commonwealth enacted Act 21-2016, entitled the “Puerto Rico Emergency Moratorium and Financial Rehabilitation Act” (“Act 21”). Act 21 authorizes the Governor to, among other things, declare a stay on certain litigation, suspend certain creditor remedies, and impose a moratorium on debt service payments of the Commonwealth and certain public corporations through January 31, 2017, with a possible two month extension, in the Governor’s discretion. Act 21 also permits the Governor to take other actions to allow GDB to continue carrying out its operations. On April 8, 2016, the Governor signed an executive order declaring GDB to be in a state of emergency pursuant to Act 21 and implementing a framework governing GDB’s operations, including imposing restrictions on the withdrawal of funds held on deposit at GDB and suspending loan disbursements by GDB. Further, on April 30, 2016, the Governor signed a second executive order under Act 21 declaring an emergency period with respect to certain obligations of the Puerto Rico Infrastructure Financing Authority and declaring a moratorium on the payment of certain obligations of GDB. Act 21 also included amendments to the receivership provision in GDB’s organic act and authorized the creation of a temporary “bridge bank” to carry out GDB’s functions.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal crisis in an orderly manner, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, those adverse effects could continue or worsen in ways that we are not able to predict. Any reduction in consumer spending as a result of these issues may also adversely impact our non-interest income.

At March 31, 2016, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $656 million, of which approximately $565 million is outstanding ($669 million and $578 million, respectively, at December 31, 2015). Of the amount outstanding, $490 million consists of loans and $75 million are securities ($502 million and $76 million, respectively, at December 31, 2015). Of the amount outstanding, $61 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($76 million at December 31, 2015). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $504 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($502 million at December 31, 2015). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating costs and expenses of the municipality. The Corporation performs periodic credit quality reviews on these issuers. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these loans and securities, resulting in losses to us.

Although the obligations of Puerto Rico’s municipalities are not included in the debt restructuring proposed by the Government, the municipalities could nonetheless be affected by general economic conditions and the Government of Puerto Rico’s fiscal crisis.

Furthermore, as part of various measures to address its limited liquidity and fiscal crisis, the Government may take measures that have a direct or indirect adverse impact on the municipalities. The first executive order issued by the Governor pursuant to Act 21 could adversely affect various municipalities by limiting their ability to withdraw funds on deposit at GDB and to obtain new loans or continue receiving undisbursed loans from GDB. In addition, pending federal legislation described above would provide a process for restructuring obligations of such municipalities.

In addition, at March 31, 2016, the Corporation had $417 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($394 million at December 31, 2015). These included $339 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2015—$316 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Under recently enacted Act 21, the Governor is authorized to impose a temporary moratorium on the financial obligations of Puerto Housing Finance Authority. Also, the Corporation had $51 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $27 million of industrial development notes ($50 million and $28 million, respectively, at December 31, 2015).

As further detailed in Notes 7 and 8 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $873 million of residential mortgages and $102 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2016. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the consolidated financial statements.

Adjusted results of operations – Non-GAAP Financial Measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain transactions on the results of its operations. Through this MD&A, the Corporation presents a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted basis” provides meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to the following tables for a reconciliation of the reported results to the “adjusted results” for the quarters ended March 31, 2016, and 2015. No adjustments are reflected for the first quarter of 2016 results.

Table 40—Adjusted Consolidated Statement of Operations for the Quarter Ended March 31, 2015 (Non-GAAP)

(Unaudited)	Quarter ended March 31, 2015
(In thousands)	Actual Results (U.S. GAAP)	BPNA Reorganization [2]	Doral Acquisition [3]	Adjusted Results (Non-GAAP)
Net interest income	$343,195	$—	$—	$343,195
Provision for loan losses – non-covered loans	29,711	—	—	29,711
Provision for loan losses – covered loans [1]	10,324	—	—	10,324

Net interest income after provision for loan losses	303,160	—	—	303,160
Mortgage banking activities	12,852	—	—	12,852
FDIC loss-share income	4,139	—	—	4,139
Other non-interest income	98,244	—	1,121	97,123

Total non-interest income	115,235	—	1,121	114,114

Personnel costs	116,458	—	2,432	114,026
Net occupancy expenses	21,709	—	643	21,066
Equipment expenses	13,411	—	—	13,411
Professional fees	75,528	—	6,997	68,531
Communications	6,176	—	—	6,176
Business promotion	10,813	—	—	10,813
Other real estate owned (OREO) expenses	23,069	—	—	23,069
Restructuring costs	10,753	10,753	—	—
Other operating expenses	34,425	—	—	34,425

Total operating expenses	312,342	10,753	10,072	291,517

Income from continuing operations before income tax	106,053	(10,753)	(8,951)	125,757
Income tax expense	32,568	—	(2,896)	35,464

Income from continuing operations	$73,485	$(10,753)	$(6,055)	$90,293

Income from discontinued operations, net of tax	$1,341	$1,341	$—	$—

Net income	$74,826	$(9,412)	$(6,055)	$90,293

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Represents restructuring charges associated with the reorganization of BPNA.
[3]	Includes $1.1 million on fees charged for serviced provided to the alliance co-bidders, including loan servicing and other interim services, personnel cost related to Doral employees retained on a temporary basis and non-recurring incentive compensation for an aggregate of $2.4 million, building rent expense of Doral’s administrative offices for $0.6 million and professional and legal fees directly associated with the Doral acquisition for $7.0 million.

Table 41—Adjusted Consolidated Statement of Operations (Non-GAAP)—Comparative Quarters

(Unaudited)	As Reported (U.S. GAAP)	Adjusted Results (Non-GAAP)
	For the quarters ended
(In thousands)	March 31, 2016	March 31, 2015	Variance
Net interest income	$352,412	$343,195	$9,217
Provision for loan losses – non-covered loans	47,940	29,711	18,229
Provision (reversal) for loan losses – covered loans [1]	(3,105)	10,324	(13,429)

Net interest income after provision for loan losses	307,577	303,160	4,417
Mortgage banking activities	10,551	12,852	(2,301)
FDIC loss-share (expense) income	(3,146)	4,139	(7,285)
Other non-interest income	104,225	97,123	7,102

Total non-interest income	111,630	114,114	(2,484)

Personnel costs	127,091	114,026	13,065
Net occupancy expenses	20,430	21,066	(636)
Equipment expenses	14,548	13,411	1,137
Professional fees	75,459	68,531	6,928
Communications	6,320	6,176	144
Business promotion	11,110	10,813	297
Other real estate owned (OREO) expenses	9,141	23,069	(13,928)
Other operating expenses	37,844	34,425	3,419

Total operating expenses	301,943	291,517	10,426

Income from continuing operations before income tax	117,264	125,757	(8,493)
Income tax expense	32,265	35,464	(3,199)

Income from continuing operations	$84,999	$90,293	$(5,294)

Net income	$84,999	$90,293	$(5,294)

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2015 Form 10-K.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 23, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2015 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2015 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2015 Form 10-K.

The risks described in our 2015 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of March 31, 2016 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2016 under the 2004 Omnibus Incentive Plan.

	Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1- January 31	163,838	$24.81	—	—
February 1- February 29	—	—	—	—
March 1- March 31	—	—	—	—

Total March 31, 2016	163,838	$24.81	—	—

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016(1)

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document(1)

101.DEF XBRL	Taxonomy Extension Definitions Linkbase Document(1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document(1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: May 10, 2016	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President & Chief Financial Officer

Date: May 10, 2016	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller