Form 10-Q
period 2016-06-30
POPULAR INC
filed 2016-08-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,738,891 shares outstanding as of August 3, 2016.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$365,308	$363,674

Money market investments:
Securities purchased under agreements to resell	86,328	96,338
Time deposits with other banks	2,699,172	2,083,754

Total money market investments	2,785,500	2,180,092

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	11,088	19,506
Other trading securities	61,442	52,153
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	863,594	739,045
Other investment securities available-for-sale	6,379,082	5,323,947
Investment securities held-to-maturity, at amortized cost (fair value 2016 - $81,469; 2015 - $82,889)	99,525	100,903
Other investment securities, at lower of cost or realizable value (realizable value 2016 - $171,569; 2015 - $175,291)	168,563	172,248
Loans held-for-sale, at lower of cost or fair value	122,338	137,000

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	22,655,877	22,453,813
Loans covered under loss-sharing agreements with the FDIC	607,170	646,115
Less – Unearned income	115,216	107,698
Allowance for loan losses	548,720	537,111

Total loans held-in-portfolio, net	22,599,111	22,455,119

FDIC loss-share asset	214,029	310,221
Premises and equipment, net	535,865	502,611
Other real estate not covered under loss-sharing agreements with the FDIC	177,025	155,231
Other real estate covered under loss-sharing agreements with the FDIC	37,984	36,685
Accrued income receivable	120,979	124,234
Mortgage servicing assets, at fair value	203,577	211,405
Other assets	2,179,060	2,193,162
Goodwill	631,095	626,388
Other intangible assets	50,983	58,109

Total assets	$37,606,148	$35,761,733

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$6,531,108	$6,401,515
Interest bearing	22,206,748	20,808,208

Total deposits	28,737,856	27,209,723

Federal funds purchased and assets sold under agreements to repurchase	821,604	762,145
Other short-term borrowings	31,200	1,200
Notes payable	1,575,948	1,662,508
Other liabilities	1,077,894	1,019,018
Liabilities from discontinued operations (Refer to Note 4)	1,815	1,815

Total liabilities	32,246,317	30,656,409

Commitments and contingencies (Refer to Note 23)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;
103,952,715 shares issued (2015 - 103,816,185) and 103,703,041 shares outstanding (2015 - 103,618,976)	1,039	1,038
Surplus	4,232,835	4,229,156
Retained earnings	1,228,979	1,087,957
Treasury stock - at cost, 249,674 shares (2015 - 197,209)	(7,570)	(6,101)
Accumulated other comprehensive loss, net of tax	(145,612)	(256,886)

Total stockholders’ equity	5,359,831	5,105,324

Total liabilities and stockholders’ equity	$37,606,148	$35,761,733

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2016	2015	2016	2015
Interest income:
Loans	$369,721	$374,133	$732,918	$729,764
Money market investments	3,889	1,845	6,752	3,291
Investment securities	36,725	31,297	72,996	61,598
Trading account securities	1,875	3,026	3,564	5,722

Total interest income	412,210	410,301	816,230	800,375

Interest expense:
Deposits	30,599	26,258	60,473	52,122
Short-term borrowings	2,058	1,863	3,919	3,597
Long-term debt	19,002	19,627	38,875	38,908

Total interest expense	51,659	47,748	103,267	94,627

Net interest income	360,551	362,553	712,963	705,748
Provision for loan losses - non-covered loans	39,668	60,468	87,608	90,179
Provision (reversal) for loan losses - covered loans	804	15,766	(2,301)	26,090

Net interest income after provision for loan losses	320,079	286,319	627,656	589,479

Service charges on deposit accounts	40,296	40,138	80,158	79,155
Other service fees (Refer to Note 29)	56,945	59,421	110,327	113,047
Mortgage banking activities (Refer to Note 12)	16,227	21,325	26,778	34,177
Net gain on sale of investment securities	1,583	5	1,583	5
Other-than-temporary impairment losses on investment securities	(209)	(14,445)	(209)	(14,445)
Trading account profit (loss)	1,117	(3,108)	955	(2,694)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	—	681	(304)	602
Adjustments (expense) to indemnity reserves on loans sold	(5,746)	419	(9,844)	(4,107)
FDIC loss-share (expense) income (Refer to Note 30)	(12,576)	19,075	(15,722)	23,214
Other operating income	12,866	17,248	28,411	27,040

Total non-interest income	110,503	140,759	222,133	255,994

Operating expenses:
Personnel costs	116,708	120,977	243,799	237,435
Net occupancy expenses	21,714	23,286	42,144	44,995
Equipment expenses	15,261	15,925	29,809	29,336
Other taxes	10,170	11,113	20,365	19,687
Professional fees	80,625	78,449	156,084	153,977
Communications	6,012	6,153	12,332	12,329
Business promotion	13,705	13,776	24,815	24,589
FDIC deposit insurance	5,362	8,542	12,732	14,940
Other real estate owned (OREO) expenses	12,980	44,816	22,121	67,885
Other operating expenses	23,515	31,082	40,680	48,430
Amortization of intangibles	3,097	2,881	6,211	4,985
Restructuring costs (Refer to Note 4)	—	6,174	—	16,927

Total operating expenses	309,149	363,174	611,092	675,515

Income from continuing operations before income tax	121,433	63,904	238,697	169,958
Income tax expense (benefit)	32,446	(533,533)	64,711	(500,964)

Income from continuing operations	88,987	597,437	173,986	670,922
Income from discontinued operations, net of tax (Refer to Note 4)	—	15	—	1,356

Net Income	$88,987	$597,452	$173,986	$672,278

Net Income Applicable to Common Stock	$88,056	$596,521	$172,124	$670,417

Net Income per Common Share – Basic
Net income from continuing operations	$0.85	$5.80	$1.67	$6.51
Net income from discontinued operations	—	—	—	0.01

Net Income per Common Share – Basic	$0.85	$5.80	$1.67	$6.52

Net Income per Common Share – Diluted
Net income from continuing operations	$0.85	$5.79	$1.67	$6.49
Net income from discontinued operations	—	—	—	0.01

Net Income per Common Share – Diluted	$0.85	$5.79	$1.67	$6.50

Dividends Declared per Common Share	$0.15	$—	$0.30	$—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net income	$88,987	$597,452	$173,986	$672,278

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,435)	(1,092)	(2,140)	(1,673)
Amortization of net losses of pension and postretirement benefit plans	5,487	5,025	10,973	10,050
Amortization of prior service cost of pension and postretirement benefit plans	(950)	(950)	(1,900)	(1,900)
Unrealized holding gains (losses) on investments arising during the period	38,092	(41,191)	114,328	(5,849)
Other-than-temporary impairment included in net income	209	14,445	209	14,445
Reclassification adjustment for gains included in net income	—	(5)	—	(5)
Unrealized net (losses) gains on cash flow hedges	(1,539)	1,004	(3,539)	(1,530)
Reclassification adjustment for net losses included in net income	1,271	951	2,816	2,309

Other comprehensive income (loss) before tax	41,135	(21,813)	120,747	15,847
Income tax expense	(4,997)	(2,818)	(9,473)	(5,006)

Total other comprehensive income (loss) , net of tax	36,138	(24,631)	111,274	10,841

Comprehensive income, net of tax	$125,125	$572,821	$285,260	$683,119

Tax effect allocated to each component of other comprehensive income (loss):

	Quarters ended		Six months ended,
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Amortization of net losses of pension and postretirement benefit plans	$(2,140)	$(1,960)	$(4,280)	$(3,920)
Amortization of prior service cost of pension and postretirement benefit plans	370	371	740	742
Unrealized holding gains (losses) on investments arising during the period	(3,289)	2,019	(6,174)	962
Other-than-temporary impairment included in net income	(42)	(2,486)	(42)	(2,486)
Reclassification adjustment for gains included in net income	—	1	—	1
Unrealized net (losses) gains on cash flow hedges	600	(392)	1,381	597
Reclassification adjustment for net losses included in net income	(496)	(371)	(1,098)	(902)

Income tax expense	$(4,997)	$(2,818)	$(9,473)	$(5,006)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2014	$1,036	$50,160	$4,196,458	$253,717	$(4,117)	$(229,872)	$4,267,382
Net income				672,278			672,278
Issuance of stock	1		2,536				2,537
Tax windfall benefit on vesting of restricted stock			171				171
Dividends declared:
Preferred stock				(1,861)			(1,861)
Common stock purchases					(1,741)		(1,741)
Common stock reissuance					46		46
Other comprehensive income, net of tax						10,841	10,841

Balance at June 30, 2015	$1,037	$50,160	$4,199,165	$924,134	$(5,812)	$(219,031)	$4,949,653

Balance at December 31, 2015	$1,038	$50,160	$4,229,156	$1,087,957	$(6,101)	$(256,886)	$5,105,324
Net income				173,986			173,986
Issuance of stock	1		3,708				3,709
Tax shortfall expense on vesting of restricted stock			(29)				(29)
Dividends declared:
Common stock				(31,102)			(31,102)
Preferred stock				(1,862)			(1,862)
Common stock purchases					(1,476)		(1,476)
Common stock reissuance					7		7
Other comprehensive income, net of tax						111,274	111,274

Balance at June 30, 2016	$1,039	$50,160	$4,232,835	$1,228,979	$(7,570)	$(145,612)	$5,359,831

						June 30,	June 30,
Disclosure of changes in number of shares:						2016	2015
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						103,816,185	103,614,553
Issuance of stock						136,530	76,206

Balance at end of the period						103,952,715	103,690,759
Treasury stock						(249,674)	(187,745)

Common Stock – Outstanding						103,703,041	103,503,014

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$173,986	$672,278

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	85,307	116,269
Amortization of intangibles	6,211	4,985
Depreciation and amortization of premises and equipment	23,141	23,949
Net accretion of discounts and amortization of premiums and deferred fees	(24,724)	(42,167)
Other-than-temporary impairment on investment securities	209	14,445
Fair value adjustments on mortgage servicing rights	12,817	6,846
FDIC loss share expense (income)	15,722	(23,214)
Adjustments (expense) to indemnity reserves on loans sold	9,844	4,107
Earnings from investments under the equity method	(13,681)	(9,806)
Deferred income tax expense (benefit)	49,316	(511,128)
Loss (gain) on:
Disposition of premises and equipment and other productive assets	2,424	(1,429)
Sale and valuation adjustments of investment securities	(1,583)	(5)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(15,577)	(15,034)
Sale of foreclosed assets, including write-downs	9,571	54,711
Acquisitions of loans held-for-sale	(148,725)	(249,059)
Proceeds from sale of loans held-for-sale	43,110	51,062
Net originations on loans held-for-sale	(247,287)	(379,264)
Net decrease (increase) in:
Trading securities	393,178	481,271
Accrued income receivable	3,255	(656)
Other assets	(21,351)	33,552
Net (decrease) increase in:
Interest payable	(1,208)	475
Pension and other postretirement benefits obligation	2,300	1,641
Other liabilities	6,310	(41,438)

Total adjustments	188,579	(479,887)

Net cash provided by operating activities	362,565	192,391

Cash flows from investing activities:
Net increase in money market investments	(605,407)	(1,432,552)
Purchases of investment securities:
Available-for-sale	(1,682,199)	(985,427)
Held-to-maturity	—	(250)
Other	(70,302)	(12,805)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	632,284	867,168
Held-to-maturity	2,209	2,389
Other	47,859	31,592
Proceeds from sale of investment securities:
Available-for-sale	—	70,005
Other	27,710	8,399
Net (disbursements) repayments on loans	(61,199)	374,224
Proceeds from sale of loans	95,940	27,780
Acquisition of loan portfolios	(308,949)	(140,671)
Net payments from FDIC under loss sharing agreements	88,588	164,423
Net cash received and acquired from business combination	—	738,296
Acquisition of servicing advances	—	(3,897)
Cash paid related to business acquisition	—	(17,250)
Return of capital from equity method investments	324	—
Mortgage servicing rights purchased	—	(2,400)
Acquisition of premises and equipment	(60,744)	(30,817)
Proceeds from sale of:
Premises and equipment and other productive assets	2,839	7,901
Foreclosed assets	28,895	98,287

Net cash used in investing activities	(1,862,152)	(235,605)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,530,091	745,787
Federal funds purchased and assets sold under agreements to repurchase	59,460	(150,413)
Other short-term borrowings	30,000	(48,215)
Payments of notes payable	(216,501)	(430,003)
Proceeds from issuance of notes payable	128,883	103,231
Proceeds from issuance of common stock	3,710	2,536
Dividends paid	(32,953)	(1,861)
Net payments for repurchase of common stock	(1,469)	(1,695)

Net cash provided by financing activities	1,501,221	219,367

Net increase in cash and due from banks	1,634	176,153
Cash and due from banks at beginning of period	363,674	381,095

Cash and due from banks at the end of the period	$365,308	$557,248

The accompanying notes are an integral part of these consolidated financial statements.

During the six months ended June 30, 2016 there have not been any cash flows associated with discontinued operations. The Consolidated Statement of Cash Flows for the six months ended June 30, 2015 includes the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States and the Caribbean. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”). BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, New Jersey and South Florida under the name of Popular Community Bank. Refer to Note 4 for discussion of the sales of the California, Illinois and Central Florida regional operations during 2014. Note 35 to the consolidated financial statements presents information about the Corporation’s business segments.

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

Note 3 – New accounting pronouncements

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The FASB issued ASU 2016-13 in June 2016, which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet exposures. Under current U.S. GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when losses are probable or have been incurred, generally considering only past events and current conditions in making these determinations. ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. ASU 2016-13 also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, ASU 2016-13 provides that the initial allowance for credit losses on purchased credit impaired financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense.

ASU 2016-13 also expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of January 1, 2019.

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated statements of financial condition, results of operations, and presentation and disclosures.

FASB Accounting Standards Update (“ASU”) 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

The FASB issued ASU 2016-12 in May 2016. The amendments in this update, among other things, clarify the objective of the collectability criterion, provide guidance on noncash and variable consideration, provide a practical expedient for contract modifications at transition, and clarify the meaning of a completed contract for purposes of transition.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its results of operations and presentation and disclosures in its consolidated financial statements.

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

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its results of operations and presentation and disclosures in its consolidated financial statements.

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

As of June 30, 2016 and December 31, 2015, there were no assets held within the discontinued operations and liabilities within discontinued operations amounted to approximately $1.8 million, mainly comprised of the indemnity reserve related to the California regional sale.

There were no activities from the discontinued operations during the six month period ended June 30, 2016. Net income from the discontinued operations amounted to $1.4 million for the six months ended June 30, 2015.

Also, in connection with the sale, the Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) which has been completed by December 31, 2015, for which the Corporation incurred restructuring charges of $45.1 million. During the six month period ended June 30, 2015, the Corporation incurred $16.9 million in restructuring costs, mostly comprised of $12.2 million in personnel costs.

The following table presents the activity in the reserve for the restructuring costs associated with the PCB Restructuring Plan:

	Six months ended June 30,
(In thousands)	2016	2015
Beginning balance	$620	$13,536
Charges expensed during the period	—	8,312
Payments made during the period	(367)	(18,759)

Ending balance	$253	$3,089

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

The impact in the results of operations for the quarter and the six months ended June 30, 2015 as a result of the recasting was an increase in net income of approximately $2.7 million and $3.4 million, respectively, as detailed in the following table:

	Quarter ended June 30, 2015			Six months ended June 30, 2015
(In thousands)	As recasted	As reported	Difference	As recasted	As reported	Difference
Net Interest Income	$29,629	$27,164	$2,465	$39,935	$36,932	$3,003
Non-Interest Income	7,210	7,210	—	11,472	11,472	—
Operating Expenses	26,506	26,775	(269)	40,903	41,262	(359)

Income Before Taxes	$10,333	$7,599	$2,734	$10,504	$7,142	$3,362

Note 6 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.1 billion at June 30, 2016 (December 31, 2015 - $ 1.1 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2016, the Corporation held $23 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2015 - $44 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 7 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at June 30, 2016 and December 31, 2015.

	At June 30, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$45,014	$90	$—	$45,104	0.72%
After 1 to 5 years	1,557,118	12,141	—	1,569,259	1.05
After 5 to 10 years	9,942	471	—	10,413	1.99

Total U.S. Treasury securities	1,612,074	12,702	—	1,624,776	1.05

Obligations of U.S. Government sponsored entities
Within 1 year	50,045	150	—	50,195	0.90
After 1 to 5 years	716,459	7,026	90	723,395	1.36
After 5 to 10 years	250	1	—	251	5.64

Total obligations of U.S. Government sponsored entities	766,754	7,177	90	773,841	1.33

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	7,150	17	—	7,167	4.27
After 5 to 10 years	5,915	1	1,562	4,354	4.02
After 10 years	18,614	1	4,501	14,114	6.99

Total obligations of Puerto Rico, States and political subdivisions	31,679	19	6,063	25,635	5.82

Collateralized mortgage obligations - federal agencies
Within 1 year	159	—	—	159	0.97
After 1 to 5 years	19,667	972	—	20,639	2.86
After 5 to 10 years	36,988	771	—	37,759	2.86
After 10 years	1,369,388	17,599	6,823	1,380,164	1.98

Total collateralized mortgage obligations - federal agencies	1,426,202	19,342	6,823	1,438,721	2.01

Mortgage-backed securities
Within 1 year	18	—	—	18	4.72
After 1 to 5 years	19,790	872	9	20,653	4.50
After 5 to 10 years	268,493	7,414	184	275,723	2.41
After 10 years	3,002,023	69,496	670	3,070,849	2.63

Total mortgage-backed securities	3,290,324	77,782	863	3,367,243	2.63

Equity securities (without contractual maturity)	1,351	1,169	—	2,520	7.86

Other
After 1 to 5 years	8,725	35	—	8,760	1.73
After 5 to 10 years	1,136	44	—	1,180	3.62

Total other	9,861	79	—	9,940	1.95

Total investment securities available-for-sale[1]	$7,138,245	$118,270	$13,839	$7,242,676	2.02%

[1]	Includes $3.6 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $2.9 billion serve as collateral for public funds.

	At December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$24,861	$335	$—	$25,196	4.31%
After 1 to 5 years	1,149,807	365	1,999	1,148,173	1.03
After 5 to 10 years	9,937	22	—	9,959	1.99

Total U.S. Treasury securities	1,184,605	722	1,999	1,183,328	1.11

Obligations of U.S. Government sponsored entities
After 1 to 5 years	919,819	1,337	4,808	916,348	1.33
After 5 to 10 years	250	1	—	251	5.64
After 10 years	23,000	42	—	23,042	3.22

Total obligations of U.S. Government sponsored entities	943,069	1,380	4,808	939,641	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	7,227	—	199	7,028	3.94
After 5 to 10 years	5,925	—	2,200	3,725	4.02
After 10 years	18,585	—	6,979	11,606	6.99

Total obligations of Puerto Rico, States and political subdivisions	31,737	—	9,378	22,359	5.74

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	21,446	594	37	22,003	2.81
After 5 to 10 years	44,585	733	—	45,318	2.85
After 10 years	1,518,662	8,137	33,283	1,493,516	1.99

Total collateralized mortgage obligations - federal agencies	1,584,693	9,464	33,320	1,560,837	2.02

Mortgage-backed securities
After 1 to 5 years	22,015	987	8	22,994	4.65
After 5 to 10 years	256,097	4,866	1,197	259,766	2.51
After 10 years	2,039,217	34,839	12,620	2,061,436	2.83

Total mortgage-backed securities	2,317,329	40,692	13,825	2,344,196	2.81

Equity securities (without contractual maturity)	1,350	1,053	5	2,398	7.92

Other
After 1 to 5 years	8,911	—	28	8,883	1.71
After 5 to 10 years	1,311	39	—	1,350	3.62

Total other	10,222	39	28	10,233	1.95

Total investment securities available-for-sale[1]	$6,073,005	$53,350	$63,363	$6,062,992	2.07%

[1]	Includes $2.4 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $1.5 billion serve as collateral for public funds.

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

There were no securities sold during the quarter and six months ended June 30, 2016. During the six months ended June 30, 2015, the Corporation sold U.S. agency securities with a carrying amount of $70 million at the BPPR segment, resulting in a realized gain of $5 thousand.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	At June 30, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$24,110	$63	$1,301	$27	$25,411	$90
Obligations of Puerto Rico, States and political subdivisions	—	—	16,501	6,063	16,501	6,063
Collateralized mortgage obligations - federal agencies	—	—	405,082	6,823	405,082	6,823
Mortgage-backed securities	114,735	829	9,662	34	124,397	863

Total investment securities available-for-sale in an unrealized loss position	$138,845	$892	$432,546	$12,947	$571,391	$13,839

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$589,689	$1,999	$—	$—	$589,689	$1,999
Obligations of U.S. Government sponsored entities	390,319	2,128	181,744	2,680	572,063	4,808
Obligations of Puerto Rico, States and political subdivisions	884	164	19,490	9,214	20,374	9,378
Collateralized mortgage obligations - federal agencies	331,501	4,446	814,195	28,874	1,145,696	33,320
Mortgage-backed securities	1,641,663	12,992	22,362	833	1,664,025	13,825
Equity securities	45	5	—	—	45	5
Other	8,883	28	—	—	8,883	28

Total investment securities available-for-sale in an unrealized loss position	$2,962,984	$21,762	$1,037,791	$41,601	$4,000,775	$63,363

As of June 30, 2016, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $14 million, driven by U.S. Agency collateralized mortgage obligations and Obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all U.S. Agencies’ securities, management considers the U.S. Agency guarantee. The portfolio of obligations of the Puerto Rico Government is mostly comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

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

During the second quarter of 2016, the Corporation recognized an other-than-temporary impairment charge of $209 thousand on an investment security available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. At June 30, 2016 this security was rated Caa2 and CC by Moody’s and S&P, respectively. Puerto Rico’s fiscal and economic situation, together with, among other factors, the recent moratorium declared on the payment of principal and interest on obligations for certain Puerto Rico government securities, including those issued or guaranteed by the Commonwealth, led management to conclude that the unrealized losses on this security was other-than-temporary. The Corporation determined that the entire balance of the unrealized loss carried by this security was attributed to estimated credit losses. Accordingly, the other-than-temporary impairment was recognized in its entirety in the accompanying consolidated statement of operations and no amount remained recognized in the accompanying statement of other comprehensive income related to this specific security.

In the second quarter of 2015, the Corporation recognized an other-than-temporary impairment charge of $14.4 million on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. At June 30, 2015 these securities were rated Caa2 and CCC- by Moody’s and S&P, respectively.

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

	June 30, 2016		December 31, 2015
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,820,595	$2,863,151	$2,649,860	$2,633,899
FHLB	286,449	289,572	340,119	338,700
Freddie Mac	1,377,651	1,390,990	1,088,691	1,079,956

Note 8 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at June 30, 2016 and December 31, 2015.

	At June 30, 2016
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,050	$—	$227	$2,823	5.91%
After 1 to 5 years	14,270	—	5,757	8,513	6.00
After 5 to 10 years	18,930	—	7,561	11,369	6.17
After 10 years	61,194	3,325	7,805	56,714	1.97

Total obligations of Puerto Rico, States and political subdivisions	97,444	3,325	21,350	79,419	3.50

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	81	4	—	85	5.45

Total collateralized mortgage obligations - federal agencies	81	4	—	85	5.45

Other
After 1 to 5 years	2,000	—	35	1,965	1.81

Total other	2,000	—	35	1,965	1.81

Total investment securities held-to-maturity[1]	$99,525	$3,329	$21,385	$81,469	3.47%

[1]	Includes $97.8 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2015
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,920	$—	$291	$2,629	5.90%
After 1 to 5 years	13,655	—	5,015	8,640	5.98
After 5 to 10 years	20,020	—	8,020	12,000	6.14
After 10 years	62,222	3,604	8,280	57,546	2.08

Total obligations of Puerto Rico, States and political subdivisions	98,817	3,604	21,606	80,815	3.55

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	86	5	—	91	5.45

Total collateralized mortgage obligations - federal agencies	86	5	—	91	5.45

Other
After 1 to 5 years	2,000	—	17	1,983	1.81

Total other	2,000	—	17	1,983	1.81

Total investment securities held-to-maturity[1]	$100,903	$3,609	$21,623	$82,889	3.52%

[1]	Includes $57.2 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015.

	At June 30, 2016
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$32,650	$21,350	$32,650	$21,350
Other	720	30	995	5	1,715	35

Total investment securities held-to-maturity in an unrealized loss position	$720	$30	$33,645	$21,355	$34,365	$21,385

	At December 31, 2015
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$33,334	$21,606	$33,334	$21,606
Other	1,483	17	—	—	1,483	17

Total investment securities held-to-maturity in an unrealized loss position	$1,483	$17	$33,334	$21,606	$34,817	$21,623

As indicated in Note 7 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2016 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $55 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $43 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default.

The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security was other-than-temporarily impaired at June 30, 2016. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

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

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 - Summary of significant accounting policies, of the 2015 Form 10-K.

During the quarter and six months ended June 30, 2016, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $118 million and $240 million, respectively; consumer loans of $58 million and $164 million, respectively; and commercial loans amounting to $51 million during the six months ended June 30, 2016. Excluding the impact of the Doral Bank Transaction, during the quarter and six months ended June 30, 2015, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $213 million and $382 million, respectively.

Excluding the bulk sale of Westernbank loans with a carrying value of approximately $100 million, the Corporation sold commercial and construction loans with a carrying value of approximately $1 million during the six months ended June 30, 2016 (during the quarter and six months ended June 30, 2015 - $8 million and $9 million). The Corporation sold approximately $19 million and $40 million of residential mortgage loans (on a whole loan basis) during the quarter and six months ended June 30, 2016, respectively (June 30, 2015 - $25 million and $65 million, respectively). Also, the Corporation securitized approximately $ 170 million and $ 304 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2016, respectively (June 30, 2015 - $ 243 million and $ 400 million, respectively). Furthermore, the Corporation securitized approximately $ 43 million and $ 79 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2016, respectively (June 30, 2015 - $ 70 million and $ 117 million, respectively).

Non-covered loans

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, by past due status at June 30, 2016 and December 31, 2015, including loans previously covered by the commercial FDIC loss sharing agreements.

June 30, 2016
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$359	$63	$1,004	$1,426	$174,085	$175,511
Commercial real estate non-owner occupied	98,373	6,624	57,017	162,014	2,436,617	2,598,631
Commercial real estate owner occupied	9,570	4,969	122,337	136,876	1,679,956	1,816,832
Commercial and industrial	8,286	2,348	34,944	45,578	2,580,500	2,626,078
Construction	—	—	4,848	4,848	98,794	103,642
Mortgage	292,558	159,972	802,407	1,254,937	4,765,625	6,020,562
Leasing	6,611	1,034	3,019	10,664	653,430	664,094
Consumer:
Credit cards	11,024	8,109	17,225	36,358	1,078,082	1,114,440
Home equity lines of credit	49	206	293	548	8,945	9,493
Personal	13,660	7,510	20,349	41,519	1,146,847	1,188,366
Auto	32,909	6,925	11,117	50,951	778,906	829,857
Other	512	255	18,158	18,925	160,601	179,526

Total	$473,911	$198,015	$1,092,718	$1,764,644	$15,562,388	$17,327,032

June 30, 2016
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$—	$—	$375	$375	$888,457	$888,832
Commercial real estate non-owner occupied	251	375	317	943	1,092,910	1,093,853
Commercial real estate owner occupied	2,072	97	746	2,915	279,637	282,552
Commercial and industrial	1,800	7,786	80,312	89,898	787,628	877,526
Construction	—	—	100	100	613,590	613,690
Mortgage	1,381	5,009	14,390	20,780	822,776	843,556
Legacy	623	176	3,839	4,638	45,071	49,709
Consumer:
Credit cards	19	83	535	637	—	637
Home equity lines of credit	2,684	674	3,861	7,219	272,232	279,451
Personal	1,299	1,098	1,351	3,748	279,788	283,536
Auto	—	—	—	—	15	15
Other	4	—	—	4	268	272

Total	$10,133	$15,298	$105,826	$131,257	$5,082,372	$5,213,629

June 30, 2016
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.[1] [2]
Commercial multi-family	$359	$63	$1,379	$1,801	$1,062,542	$1,064,343
Commercial real estate non-owner occupied	98,624	6,999	57,334	162,957	3,529,527	3,692,484
Commercial real estate owner occupied	11,642	5,066	123,083	139,791	1,959,593	2,099,384
Commercial and industrial	10,086	10,134	115,256	135,476	3,368,128	3,503,604
Construction	—	—	4,948	4,948	712,384	717,332
Mortgage	293,939	164,981	816,797	1,275,717	5,588,401	6,864,118
Leasing	6,611	1,034	3,019	10,664	653,430	664,094
Legacy[3]	623	176	3,839	4,638	45,071	49,709
Consumer:
Credit cards	11,043	8,192	17,760	36,995	1,078,082	1,115,077
Home equity lines of credit	2,733	880	4,154	7,767	281,177	288,944
Personal	14,959	8,608	21,700	45,267	1,426,635	1,471,902
Auto	32,909	6,925	11,117	50,951	778,921	829,872
Other	516	255	18,158	18,929	160,869	179,798

Total	$484,044	$213,313	$1,198,544	$1,895,901	$20,644,760	$22,540,661

[1]	Non-covered loans held-in-portfolio are net of $115 million in unearned income and exclude $122 million in loans held-for-sale.
[2]	Includes $7.6 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.7 billion were pledged at the FHLB as collateral for borrowings, $2.4 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

December 31, 2015
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$459	$217	$1,316	$1,992	$130,154	$132,146
Commercial real estate non-owner occupied	166,732	12,520	84,982	264,234	2,404,858	2,669,092
Commercial real estate owner occupied	14,245	5,624	138,778	158,647	1,750,597	1,909,244
Commercial and industrial	6,010	6,059	38,464	50,533	2,607,204	2,657,737
Construction	238	253	13,738	14,229	86,719	100,948
Mortgage	344,858	162,341	863,869	1,371,068	4,756,423	6,127,491
Leasing	7,844	1,630	3,009	12,483	615,167	627,650
Consumer:
Credit cards	11,078	9,414	19,098	39,590	1,088,755	1,128,345
Home equity lines of credit	186	292	394	872	9,816	10,688
Personal	13,756	7,889	22,625	44,270	1,158,565	1,202,835
Auto	33,554	7,500	11,640	52,694	763,256	815,950
Other	1,069	298	19,232	20,599	167,885	188,484

Total	$600,029	$214,037	$1,217,145	$2,031,211	$15,539,399	$17,570,610

December 31, 2015
U.S. mainland
	Past due				Current	Loans HIP U.S. mainland
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$33	$253	$—	$286	$693,647	$693,933
Commercial real estate non-owner occupied	160	—	253	413	962,610	963,023
Commercial real estate owner occupied	1,490	429	221	2,140	200,204	202,344
Commercial and industrial	13,647	1,526	75,575	90,748	780,896	871,644
Construction	—	—	—	—	580,158	580,158
Mortgage	18,957	3,424	13,538	35,919	872,671	908,590
Legacy	1,160	662	3,649	5,471	58,965	64,436
Consumer:
Credit cards	327	134	437	898	13,037	13,935
Home equity lines of credit	3,149	1,114	4,176	8,439	296,045	304,484
Personal	1,836	690	1,240	3,766	168,860	172,626
Auto	—	—	6	6	22	28
Other	—	10	5	15	289	304

Total	$40,759	$8,242	$99,100	$148,101	$4,627,404	$4,775,505

December 31, 2015
Popular, Inc.
	Past due				Current	Non-covered loans HIP Popular, Inc.[1] [2]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$492	$470	$1,316	$2,278	$823,801	$826,079
Commercial real estate non-owner occupied	166,892	12,520	85,235	264,647	3,367,468	3,632,115
Commercial real estate owner occupied	15,735	6,053	138,999	160,787	1,950,801	2,111,588
Commercial and industrial	19,657	7,585	114,039	141,281	3,388,100	3,529,381
Construction	238	253	13,738	14,229	666,877	681,106
Mortgage	363,815	165,765	877,407	1,406,987	5,629,094	7,036,081
Leasing	7,844	1,630	3,009	12,483	615,167	627,650
Legacy[3]	1,160	662	3,649	5,471	58,965	64,436
Consumer:
Credit cards	11,405	9,548	19,535	40,488	1,101,792	1,142,280
Home equity lines of credit	3,335	1,406	4,570	9,311	305,861	315,172
Personal	15,592	8,579	23,865	48,036	1,327,425	1,375,461
Auto	33,554	7,500	11,646	52,700	763,278	815,978
Other	1,069	308	19,237	20,614	168,174	188,788

Total	$640,788	$222,279	$1,316,245	$2,179,312	$20,166,803	$22,346,115

[1]	Non-covered loans held-in-portfolio are net of $108 million in unearned income and exclude $137 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.3 billion were pledged at the FHLB as collateral for borrowings, $2.5 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at June 30, 2016 and December 31, 2015. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

At June 30, 2016
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$1,004	$—	$375	$—	$1,379	$—
Commercial real estate non-owner occupied	25,348	—	317	—	25,665	—
Commercial real estate owner occupied	111,713	—	746	—	112,459	—
Commercial and industrial	34,519	270	1,593	—	36,112	270
Construction	2,423	—	100	—	2,523	—
Mortgage[3]	323,658	394,936	14,390	—	338,048	394,936
Leasing	3,019	—	—	—	3,019	—
Legacy	—	—	3,839	—	3,839	—
Consumer:
Credit cards	—	17,225	535	—	535	17,225
Home equity lines of credit	—	293	3,861	—	3,861	293
Personal	20,271	13	1,351	—	21,622	13
Auto	11,117	—	—	—	11,117	—
Other	17,560	582	—	—	17,560	582

Total[2]	$550,632	$413,319	$27,107	$—	$577,739	$413,319

[1]	Non-covered loans of $207 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 40 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $149 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2016. Furthermore, the Corporation has approximately $63 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2015
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$1,062	$—	$—	$—	$1,062	$—
Commercial real estate non-owner occupied	33,720	—	253	—	33,973	—
Commercial real estate owner occupied	106,449	—	221	—	106,670	—
Commercial and industrial	36,671	555	3,440	—	40,111	555
Construction	3,550	—	—	—	3,550	—
Mortgage[3]	337,933	426,094	13,538	—	351,471	426,094
Leasing	3,009	—	—	—	3,009	—
Legacy	—	—	3,649	—	3,649	—
Consumer:
Credit cards	—	19,098	437	—	437	19,098
Home equity lines of credit	—	394	4,176	—	4,176	394
Personal	22,102	523	1,240	—	23,342	523
Auto	11,640	—	6	—	11,646	—
Other	18,698	61	5	—	18,703	61

Total[2]	$574,834	$446,725	$26,965	$—	$601,799	$446,725

[1]	Non-covered loans by $268 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 45 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $164 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2015. Furthermore, the Corporation has approximately $70 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following table provides a breakdown of loans held-for-sale (“LHFS”) at June 30, 2016 and December 31, 2015 by main categories.

(In thousands)	June 30, 2016	December 31, 2015
Commercial	$39,544	$45,074
Construction	—	95
Mortgage	82,794	91,831

Total loans held-for-sale	$122,338	$137,000

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at June 30, 2016 and December 31, 2015 by main categories.

(In thousands)	June 30, 2016	December 31, 2015
Commercial	$39,544	$45,074
Construction	—	95

Total	$39,544	$45,169

The following table presents loans acquired as part of the Doral Bank Transaction accounted for under ASC subtopic 310-20 as of the February 27, 2015 acquisition date:

(In thousands)
Fair value of loans accounted under ASC Subtopic 310-20	$1,178,543

Gross contractual amounts receivable (principal and interest)	$1,666,695

Estimate of contractual cash flows not expected to be collected	$34,646

Covered loans

The following tables present the composition of loans by past due status at June 30, 2016 and December 31, 2015 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

June 30, 2016
	Past due				Current	Covered loans HIP [1]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Mortgage	$30,197	$15,806	$74,541	$120,544	$468,712	$589,256
Consumer	905	396	1,680	2,981	14,933	17,914

Total covered loans	$31,102	$16,202	$76,221	$123,525	$483,645	$607,170

[1]	Includes $361 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

December 31, 2015
	Past due				Current	Covered loans HIP [1]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Mortgage	$31,413	$16,593	$83,132	$131,138	$495,964	$627,102
Consumer	1,246	444	1,283	2,973	16,040	19,013

Total covered loans	$32,659	$17,037	$84,415	$134,111	$512,004	$646,115

[1]	Includes $386 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Mortgage	$3,335	$—	$3,790	$—
Consumer	147	—	97	—

Total[1]	$3,482	$—	$3,887	$—

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at June 30, 2016 (December 31, 2015 - $10 million).

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

	June 30, 2016 [1]			December 31, 2015 [1]
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,028,516	$14,844	$1,043,360	$1,114,368	$35,393	$1,149,761
Commercial and industrial	80,040	—	80,040	84,765	519	85,284
Construction	4,723	1,723	6,446	8,943	6,027	14,970
Mortgage	621,229	27,181	648,410	667,023	33,090	700,113
Consumer	20,105	1,582	21,687	23,047	1,326	24,373

Carrying amount	1,754,613	45,330	1,799,943	1,898,146	76,355	1,974,501
Allowance for loan losses	(57,895)	(9,100)	(66,995)	(59,753)	(3,810)	(63,563)

Carrying amount, net of allowance	$1,696,718	$36,230	$1,732,948	$1,838,393	$72,545	$1,910,938

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remains subject to the loss sharing agreement with the FDIC amounted to approximately $597 million as of June 30, 2016 and $636 million as of December 31, 2015.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.2 billion at June 30, 2016 (December 31, 2015 - $2.4 billion). At June 30, 2016, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and six months ended June 30, 2016 and 2015, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	June 30, 2016		Total	June 30, 2015		Total
(In thousands)	Non-credit impaired loans	Credit impaired loans		Non-credit impaired loans	Credit impaired loans
Beginning balance	$1,118,276	$10,532	$1,128,808	$1,254,249	$4,699	$1,258,948
Accretion	(45,137)	(3,339)	(48,476)	(50,228)	(3,766)	(53,994)
Change in expected cash flows	(11,168)	2,516	(8,652)	35,755	5,215	40,970

Ending balance	$1,061,971	$9,709	$1,071,680	$1,239,776	$6,148	$1,245,924

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the six months ended
	June 30, 2016		Total	June 30, 2015		Total
(In thousands)	Non-credit impaired loans	Credit impaired loans		Non-credit impaired loans	Credit impaired loans
Beginning balance	$1,105,732	$6,726	$1,112,458	$1,265,752	$5,585	$1,271,337
Accretion	(87,137)	(4,872)	(92,009)	(104,004)	(5,687)	(109,691)
Change in expected cash flows	43,376	7,855	51,231	78,028	6,250	84,278

Ending balance	$1,061,971	$9,709	$1,071,680	$1,239,776	$6,148	$1,245,924

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	June 30, 2016 [1]		Total	June 30, 2015		Total
(In thousands)	Non-credit impaired loans	Credit impaired loans		Non-credit impaired loans	Credit impaired loans
Beginning balance	$1,865,940	$69,501	$1,935,441	$2,211,781	$155,315	$2,367,096
Accretion	45,137	3,339	48,476	50,228	3,766	53,994
Collections/loan sales/charge-offs[2]	(156,464)	(27,510)	(183,974)	(239,516)	(44,496)	(284,012)

Ending balance	$1,754,613	$45,330	$1,799,943	$2,022,493	$114,585	$2,137,078
Allowance for loan losses
ASC 310-30 Westernbank loans	(57,895)	(9,100)	(66,995)	(42,503)	(4,546)	(47,049)

Ending balance, net of ALLL	$1,696,718	$36,230	$1,732,948	$1,979,990	$110,039	$2,090,029

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 597 million as of June 30, 2016.
[2]	For the quarter ended June 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the six months ended
	June 30, 2016 [1]			June 30, 2015
	Non-credit	Credit		Non-credit	Credit
	impaired	impaired		impaired	impaired
(In thousands)	loans	loans	Total	loans	loans	Total
Beginning balance	$1,898,146	$76,355	$1,974,501	$2,272,142	$172,030	$2,444,172
Accretion	87,137	4,872	92,009	104,004	5,687	109,691
Collections/loan sales/charge-offs[2]	(230,670)	(35,897)	(266,567)	(353,653)	(63,132)	(416,785)

Ending balance	$1,754,613	$45,330	$1,799,943	$2,022,493	$114,585	$2,137,078
Allowance for loan losses
ASC 310-30 Westernbank loans	(57,895)	(9,100)	(66,995)	(42,503)	(4,546)	(47,049)

Ending balance, net of ALLL	$1,696,718	$36,230	$1,732,948	$1,979,990	$110,039	$2,090,029

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $597 million as of June 30, 2016.
[2]	For the quarter ended June 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $710 million at June 30, 2016 (December 31, 2015 - $710 million). At June 30, 2016, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and six months ended June 30, 2016 and 2015 were as follows:

Activity in the accretable yield - other acquired loans ASC 310-30
	For the quarter ended	For the quarter ended
(In thousands)	June 30, 2016	June 30, 2015
Beginning balance	$267,768	$158,424
Additions	4,171	5,406
Accretion	(8,730)	(4,633)
Change in expected cash flows	9,400	2,962

Ending balance	$272,609	$162,159

Activity in the accretable yield - other acquired loans ASC 310-30
	For the six months ended	For the six months ended
(In thousands)	June 30, 2016	June 30, 2015
Beginning balance	$221,128	$116,304
Additions	8,511	56,068
Accretion	(17,285)	(7,856)
Change in expected cash flows	60,255	(2,357)

Ending balance	$272,609	$162,159

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended	For the quarter ended
(In thousands)	June 30, 2016	June 30, 2015
Beginning balance	$562,723	363,097
Additions	8,354	17,089
Accretion	8,730	4,633
Collections and charge-offs	(17,062)	(16,532)

Ending balance	$562,745	$368,287
Allowance for loan losses ASC 310-30 other acquired loans	(16,059)	(16,842)

Ending balance, net of ALLL	$546,686	$351,445

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
	For the six months ended	For the six months ended
(In thousands)	June 30, 2016	June 30, 2015
Beginning balance	$564,050	$212,763
Purchase accounting adjustments related to the Doral Bank Transaction (Refer to Note 5)	(4,707)	—
Additions	18,405	174,180
Accretion	17,285	7,856
Collections and charge-offs	(32,288)	(26,512)

Ending balance	$562,745	$368,287
Allowance for loan losses ASC 310-30 other acquired loans	(16,059)	(16,842)

Ending balance, net of ALLL	$546,686	$351,445

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

For the period ended June 30, 2016, 51% (June 30, 2015 - 32%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the other consumer, mortgage, commercial and industrial and commercial multi-family loan portfolios for 2016, and in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2015.

For the period ended June 30, 2016, 1% (June 30, 2015 - 19%) of the ALLL for BPNA segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer loan portfolio for 2016 and in the commercial and industrial loan portfolio for 2015.

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

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and six months ended June 30, 2016 and 2015.

For the quarter ended June 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$197,590	$4,237	$124,500	$11,035	$135,785	$473,147
Provision (reversal of provision)	3,515	(4,772)	25,688	(507)	14,427	38,351
Charge-offs	(24,489)	(1,531)	(13,950)	(879)	(26,011)	(66,860)
Recoveries	18,842	4,757	486	445	6,108	30,638
Net recoveries (write-downs)	4,369	914	—	—	162	5,445

Ending balance	$199,827	$3,605	$136,724	$10,094	$130,471	$480,721

Specific ALLL	$53,350	$116	$42,106	$548	$24,167	$120,287

General ALLL	$146,477	$3,489	$94,618	$9,546	$106,304	$360,434

Loans held-in-portfolio:
Impaired non-covered loans	$335,881	$1,036	$476,161	$2,110	$109,130	$924,318
Non-covered loans held-in-portfolio excluding impaired loans	6,881,171	102,606	5,544,401	661,984	3,212,552	16,402,714

Total non-covered loans held-in-portfolio	$7,217,052	$103,642	$6,020,562	$664,094	$3,321,682	$17,327,032

For the quarter ended June 30, 2016
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$29,822	$—	$223	$30,045
Provision (reversal of provision)	—	—	828	—	(24)	804
Charge-offs	—	—	(884)	—	427	(457)
Recoveries	—	—	185	—	4	189

Ending balance	$—	$—	$29,951	$—	$630	$30,581

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$29,951	$—	$630	$30,581

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	589,256	—	17,914	607,170

Total covered loans held-in-portfolio	$—	$—	$589,256	$—	$17,914	$607,170

For the quarter ended June 30, 2016
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,587	$4,739	$5,099	$2,484	$13,371	$35,280
Provision (reversal of provision)	(998)	2,721	(321)	(1,525)	1,440	1,317
Charge-offs	(390)	—	(132)	(134)	(2,662)	(3,318)
Recoveries	1,655	—	116	1,027	1,341	4,139

Ending balance	$9,854	$7,460	$4,762	$1,852	$13,490	$37,418

Specific ALLL	$—	$—	$1,803	$—	$731	$2,534

General ALLL	$9,854	$7,460	$2,959	$1,852	$12,759	$34,884

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,564	$—	$2,480	$11,044
Loans held-in-portfolio excluding impaired loans	3,142,763	613,690	834,992	49,709	561,431	5,202,585

Total loans held-in-portfolio	$3,142,763	$613,690	$843,556	$49,709	$563,911	$5,213,629

For the quarter ended June 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,177	$8,976	$159,421	$2,484	$11,035	$149,379	$538,472
Provision (reversal of provision)	2,517	(2,051)	26,195	(1,525)	(507)	15,843	40,472
Charge-offs	(24,879)	(1,531)	(14,966)	(134)	(879)	(28,246)	(70,635)
Recoveries	20,497	4,757	787	1,027	445	7,453	34,966
Net recoveries (write-downs)	4,369	914	—	—	—	162	5,445

Ending balance	$209,681	$11,065	$171,437	$1,852	$10,094	$144,591	$548,720

Specific ALLL	$53,350	$116	$43,909	$—	$548	$24,898	$122,821

General ALLL	$156,331	$10,949	$127,528	$1,852	$9,546	$119,693	$425,899

Loans held-in-portfolio:
Impaired loans	$335,881	$1,036	$484,725	$—	$2,110	$111,610	$935,362
Loans held-in-portfolio excluding impaired loans	10,023,934	716,296	6,968,649	49,709	661,984	3,791,897	22,212,469

Total loans held-in-portfolio	$10,359,815	$717,332	$7,453,374	$49,709	$664,094	$3,903,507	$23,147,831

For the six months ended June 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$186,925	$4,957	$128,327	$10,993	$138,721	$469,923
Provision (reversal of provision)	16,884	(5,181)	36,557	1,173	32,789	82,222
Charge-offs	(33,457)	(2,075)	(29,922)	(3,006)	(53,390)	(121,850)
Recoveries	25,106	4,990	1,762	934	12,189	44,981
Net recoveries (write-downs)	4,369	914	—	—	162	5,445

Ending balance	$199,827	$3,605	$136,724	$10,094	$130,471	$480,721

Specific ALLL	$53,350	$116	$42,106	$548	$24,167	$120,287

General ALLL	$146,477	$3,489	$94,618	$9,546	$106,304	$360,434

Loans held-in-portfolio:
Impaired non-covered loans	$335,881	$1,036	$476,161	$2,110	$109,130	$924,318
Non-covered loans held-in-portfolio excluding impaired loans	6,881,171	102,606	5,544,401	661,984	3,212,552	16,402,714

Total non-covered loans held-in-portfolio	$7,217,052	$103,642	$6,020,562	$664,094	$3,321,682	$17,327,032

For the six months ended June 30, 2016
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$33,967	$—	$209	$34,176
Provision (reversal of provision)	—	—	(2,321)	—	20	(2,301)
Charge-offs	—	—	(2,105)	—	394	(1,711)
Recoveries	—	—	410	—	7	417

Ending balance	$—	$—	$29,951	$—	$630	$30,581

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$29,951	$—	$630	$30,581

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	589,256	—	17,914	607,170

Total covered loans held-in-portfolio	$—	$—	$589,256	$—	$17,914	$607,170

For the six months ended June 30, 2016
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,908	$3,912	$4,985	$2,687	$11,520	$33,012
Provision (reversal of provision)	(1,114)	3,548	23	(1,975)	4,904	5,386
Charge-offs	(885)	—	(573)	(243)	(5,310)	(7,011)
Recoveries	1,945	—	327	1,383	2,376	6,031

Ending balance	$9,854	$7,460	$4,762	$1,852	$13,490	$37,418

Specific ALLL	$—	$—	$1,803	$—	$731	$2,534

General ALLL	$9,854	$7,460	$2,959	$1,852	$12,759	$34,884

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,564	$—	$2,480	$11,044
Loans held-in-portfolio excluding impaired loans	3,142,763	613,690	834,992	49,709	561,431	5,202,585

Total loans held-in-portfolio	$3,142,763	$613,690	$843,556	$49,709	$563,911	$5,213,629

For the six months ended June 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$196,833	$8,869	$167,279	$2,687	$10,993	$150,450	$537,111
Provision (reversal of provision)	15,770	(1,633)	34,259	(1,975)	1,173	37,713	85,307
Charge-offs	(34,342)	(2,075)	(32,600)	(243)	(3,006)	(58,306)	(130,572)
Recoveries	27,051	4,990	2,499	1,383	934	14,572	51,429
Net recoveries (write-downs)	4,369	914	—	—	—	162	5,445

Ending balance	$209,681	$11,065	$171,437	$1,852	$10,094	$144,591	$548,720

Specific ALLL	$53,350	$116	$43,909	$—	$548	$24,898	$122,821

General ALLL	$156,331	$10,949	$127,528	$1,852	$9,546	$119,693	$425,899

Loans held-in-portfolio:
Impaired loans	$335,881	$1,036	$484,725	$—	$2,110	$111,610	$935,362
Loans held-in-portfolio excluding impaired loans	10,023,934	716,296	6,968,649	49,709	661,984	3,791,897	22,212,469

Total loans held-in-portfolio	$10,359,815	$717,332	$7,453,374	$49,709	$664,094	$3,903,507	$23,147,831

For the quarter ended June 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$195,466	$1,595	$126,579	$7,208	$153,428	$484,276
Provision (reversal of provision)	50,231	5,260	9,755	2,925	(7,642)	60,529
Charge-offs	(23,323)	(2,194)	(11,361)	(1,693)	(24,182)	(62,753)
Recoveries	6,264	473	622	720	9,528	17,607
Net write-down related to loans transferred to held-for-sale	(29,996)	—	—	—	—	(29,996)
Allowance transferred from covered loans	8,453	1,424	582	—	2,578	13,037

Ending balance	$207,095	$6,558	$126,177	$9,160	$133,710	$482,700

Specific ALLL	$68,456	$725	$43,749	$607	$24,615	$138,152

General ALLL	$138,639	$5,833	$82,428	$8,553	$109,095	$344,548

Loans held-in-portfolio:
Impaired non-covered loans	$337,577	$3,627	$450,789	$2,554	$112,733	$907,280
Non-covered loans held-in-portfolio excluding impaired loans	7,231,433	109,819	5,793,594	590,262	3,282,292	17,007,400

Total non-covered loans held-in-portfolio	$7,569,010	$113,446	$6,244,383	$592,816	$3,395,025	$17,914,680

For the quarter ended June 30, 2015
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,267	$7,707	$40,469	$—	$3,030	$72,473
Provision (reversal of provision)	8,120	8,874	(1,734)	—	506	15,766
Charge-offs	(23,697)	(16,040)	(520)	—	(767)	(41,024)
Recoveries	3,864	1,425	342	—	88	5,719
Net recovery (write-down) related to loans transferred to held-for-sale	(1,101)	(542)	(160)	—	(20)	(1,823)
Allowance transferred to non-covered loans	(8,453)	(1,424)	(582)	—	(2,578)	(13,037)

Ending balance	$—	$—	$37,815	$—	$259	$38,074

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$37,815	$—	$259	$38,074

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	3	—	671,074	—	18,573	689,650

Total covered loans held-in-portfolio	$3	$—	$671,074	$—	$18,573	$689,650

For the quarter ended June 30, 2015
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$10,426	$1,849	$2,262	$2,962	$14,449	$31,948
Provision (reversal of provision)	(2,680)	580	2,236	383	(580)	(61)
Charge-offs	(432)	—	(340)	(480)	(2,974)	(4,226)
Recoveries	1,311	—	164	450	1,005	2,930
Net recovery (write-down) related to loans transferred to held-for-sale	—	—	(552)	—	—	(552)

Ending balance	$8,625	$2,429	$3,770	$3,315	$11,900	$30,039

Specific ALLL	$—	$—	$413	$34	$412	$859

General ALLL	$8,625	$2,429	$3,357	$3,281	$11,488	$29,180

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,045	$1,357	$2,144	$8,546
Loans held-in-portfolio excluding impaired loans	2,435,706	582,564	976,395	71,145	446,109	4,511,919

Total loans held-in-portfolio	$2,435,706	$582,564	$981,440	$72,502	$448,253	$4,520,465

For the quarter ended June 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$227,159	$11,151	$169,310	$2,962	$7,208	$170,907	$588,697
Provision (reversal of provision)	55,671	14,714	10,257	383	2,925	(7,716)	76,234
Charge-offs	(47,452)	(18,234)	(12,221)	(480)	(1,693)	(27,923)	(108,003)
Recoveries	11,439	1,898	1,128	450	720	10,621	26,256
Net recovery (write-down) related to loans transferred to held-for-sale	(31,097)	(542)	(712)	—	—	(20)	(32,371)

Ending balance	$215,720	$8,987	$167,762	$3,315	$9,160	$145,869	$550,813

Specific ALLL	$68,456	$725	$44,162	$34	$607	$25,027	$139,011

General ALLL	$147,264	$8,262	$123,600	$3,281	$8,553	$120,842	$411,802

Loans held-in-portfolio:
Impaired loans	$337,577	$3,627	$455,834	$1,357	$2,554	$114,877	$915,826
Loans held-in-portfolio excluding impaired loans	9,667,142	692,383	7,441,063	71,145	590,262	3,746,974	22,208,969

Total loans held-in-portfolio	$10,004,719	$696,010	$7,896,897	$72,502	$592,816	$3,861,851	$23,124,795

For the six months ended June 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$201,589	$5,483	$120,860	$7,131	$154,072	$489,135
Provision (reversal of provision)	48,910	(1,553)	25,947	3,771	15,367	92,442
Charge-offs	(32,895)	(2,194)	(22,334)	(2,930)	(53,881)	(114,234)
Recoveries	11,034	3,398	1,122	1,188	15,574	32,316
Net write-downs related to transferred to held-for-sale	(29,996)	—	—	—	—	(29,996)
Allowance transferred from covered loans	8,453	1,424	582	—	2,578	13,037

Ending balance	$207,095	$6,558	$126,177	$9,160	$133,710	$482,700

Specific ALLL	$68,456	$725	$43,749	$607	$24,615	$138,152

General ALLL	$138,639	$5,833	$82,428	$8,553	$109,095	$344,548

Loans held-in-portfolio:
Impaired non-covered loans	$337,577	$3,627	$450,789	$2,554	$112,733	$907,280
Non-covered loans held-in-portfolio excluding impaired loans	7,231,433	109,819	5,793,594	590,262	3,282,292	17,007,400

Total non-covered loans held-in-portfolio	$7,569,010	$113,446	$6,244,383	$592,816	$3,395,025	$17,914,680

For the six months ended June 30, 2015
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$30,871	$7,202	$40,948	$—	$3,052	$82,073
Provision (reversal of provision)	10,115	15,150	1,068	—	(243)	26,090
Charge-offs	(37,936)	(25,086)	(3,906)	—	(767)	(67,695)
Recoveries	6,504	4,700	447	—	815	12,466
Net write-down related to loans transferred to held-for-sale	(1,101)	(542)	(160)	—	(20)	(1,823)
Allowance transferred to non-covered loans	(8,453)	(1,424)	(582)	—	(2,578)	(13,037)

Ending balance	$—	$—	$37,815	$—	$259	$38,074

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$37,815	$—	$259	$38,074

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	3	—	671,074	—	18,573	689,650

Total covered loans held-in-portfolio	$3	$—	$671,074	$—	$18,573	$689,650

For the six months ended June 30, 2015
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584
Provision (reversal of provision)	(2,381)	1,242	(3,891)	(1,427)	4,194	(2,263)
Charge-offs	(882)	—	(561)	(954)	(5,492)	(7,889)
Recoveries	2,240	—	231	2,752	2,256	7,479
Net (write-down) recovery related to loans transferred to held-for-sale	—	—	5,529	—	(3,401)	2,128

Ending balance	$8,625	$2,429	$3,770	$3,315	$11,900	$30,039

Specific ALLL	$—	$—	$413	$34	$412	$859

General ALLL	$8,625	$2,429	$3,357	$3,281	$11,488	$29,180

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,045	$1,357	$2,144	$8,546
Loans held-in-portfolio excluding impaired loans	2,435,706	582,564	976,395	71,145	446,109	4,511,919

Total loans held-in-portfolio	$2,435,706	$582,564	$981,440	$72,502	$448,253	$4,520,465

For the six months ended June 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792
Provision (reversal of provision)	56,644	14,839	23,124	(1,427)	3,771	19,318	116,269
Charge-offs	(71,713)	(27,280)	(26,801)	(954)	(2,930)	(60,140)	(189,818)
Recoveries	19,778	8,098	1,800	2,752	1,188	18,645	52,261
Net write-down related to loans transferred to held-for-sale	(31,097)	(542)	5,369	—	—	(3,421)	(29,691)

Ending balance	$215,720	$8,987	$167,762	$3,315	$9,160	$145,869	$550,813

Specific ALLL	$68,456	$725	$44,162	$34	$607	$25,027	$139,011

General ALLL	$147,264	$8,262	$123,600	$3,281	$8,553	$120,842	$411,802

Loans held-in-portfolio:
Impaired loans	$337,577	$3,627	$455,834	$1,357	$2,554	$114,877	$915,826
Loans held-in-portfolio excluding impaired loans	9,667,142	692,383	7,441,063	71,145	590,262	3,746,974	22,208,969

Total loans held-in-portfolio	$10,004,719	$696,010	$7,896,897	$72,502	$592,816	$3,861,851	$23,124,795

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the six months ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance at beginning of period	$62,967	$68,386	$63,563	$78,846
Provision (reversal of provision)	(5,861)	12,269	(4,070)	20,870
Net recoveries (charge-offs)	9,889	(33,606)	7,502	(52,667)

Balance at end of period	$66,995	$47,049	$66,995	$47,049

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2016 and December 31, 2015.

June 30, 2016
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$143,454	$147,109	$37,312	$15,024	$29,354	$158,478	$176,463	$37,312
Commercial real estate owner occupied	82,242	103,397	10,315	38,317	61,639	120,559	165,036	10,315
Commercial and industrial	38,738	40,042	5,723	18,106	21,756	56,844	61,798	5,723
Construction	1,036	4,495	116	—	—	1,036	4,495	116
Mortgage	419,474	462,461	42,106	56,687	66,846	476,161	529,307	42,106
Leasing	2,110	2,110	548	—	—	2,110	2,110	548
Consumer:
Credit cards	38,377	38,377	6,045	—	—	38,377	38,377	6,045
Personal	67,449	67,449	17,455	—	—	67,449	67,449	17,455
Auto	2,879	2,879	597	—	—	2,879	2,879	597
Other	425	425	70	—	—	425	425	70

Total Puerto Rico	$796,184	$868,744	$120,287	$128,134	$179,595	$924,318	$1,048,339	$120,287

June 30, 2016
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$5,067	$5,993	$1,803	$3,497	$4,492	$8,564	$10,485	$1,803
Consumer:
HELOCs	1,174	1,195	501	713	713	1,887	1,908	501
Personal	593	593	230	—	—	593	593	230

Total U.S. mainland	$6,834	$7,781	$2,534	$4,210	$5,205	$11,044	$12,986	$2,534

June 30, 2016
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$143,454	$147,109	$37,312	$15,024	$29,354	$158,478	$176,463	$37,312
Commercial real estate owner occupied	82,242	103,397	10,315	38,317	61,639	120,559	165,036	10,315
Commercial and industrial	38,738	40,042	5,723	18,106	21,756	56,844	61,798	5,723
Construction	1,036	4,495	116	—	—	1,036	4,495	116
Mortgage	424,541	468,454	43,909	60,184	71,338	484,725	539,792	43,909
Leasing	2,110	2,110	548	—	—	2,110	2,110	548
Consumer:
Credit Cards	38,377	38,377	6,045	—	—	38,377	38,377	6,045
HELOCs	1,174	1,195	501	713	713	1,887	1,908	501
Personal	68,042	68,042	17,685	—	—	68,042	68,042	17,685
Auto	2,879	2,879	597	—	—	2,879	2,879	597
Other	425	425	70	—	—	425	425	70

Total Popular, Inc.	$803,018	$876,525	$122,821	$132,344	$184,800	$935,362	$1,061,325	$122,821

December 31, 2015
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$102,199	$106,466	$30,980	$13,779	$23,896	$115,978	$130,362	$30,980
Commercial real estate owner occupied	118,253	137,193	12,564	38,955	63,383	157,208	200,576	12,564
Commercial and industrial	42,043	43,629	5,699	21,904	32,922	63,947	76,551	5,699
Construction	2,481	7,878	264	—	—	2,481	7,878	264
Mortgage	424,885	468,240	42,965	40,232	45,881	465,117	514,121	42,965
Leasing	2,404	2,404	573	—	—	2,404	2,404	573
Consumer:
Credit cards	38,734	38,734	6,675	—	—	38,734	38,734	6,675
Personal	68,509	68,509	16,365	—	—	68,509	68,509	16,365
Auto	1,893	1,893	338	—	—	1,893	1,893	338
Other	524	525	100	—	—	524	525	100

Total Puerto Rico	$801,925	$875,471	$116,523	$114,870	$166,082	$916,795	$1,041,553	$116,523

December 31, 2015
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$4,143	$5,018	$1,064	$2,672	$3,574	$6,815	$8,592	$1,064
Consumer:
HELOCs	778	796	259	783	783	1,561	1,579	259
Personal	534	534	226	81	81	615	615	226

Total U.S. mainland	$5,455	$6,348	$1,549	$3,536	$4,438	$8,991	$10,786	$1,549

December 31, 2015
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$102,199	$106,466	$30,980	$13,779	$23,896	$115,978	$130,362	$30,980
Commercial real estate owner occupied	118,253	137,193	12,564	38,955	63,383	157,208	200,576	12,564
Commercial and industrial	42,043	43,629	5,699	21,904	32,922	63,947	76,551	5,699
Construction	2,481	7,878	264	—	—	2,481	7,878	264
Mortgage	429,028	473,258	44,029	42,904	49,455	471,932	522,713	44,029
Leasing	2,404	2,404	573	—	—	2,404	2,404	573
Consumer:
Credit Cards	38,734	38,734	6,675	—	—	38,734	38,734	6,675
HELOCs	778	796	259	783	783	1,561	1,579	259
Personal	69,043	69,043	16,591	81	81	69,124	69,124	16,591
Auto	1,893	1,893	338	—	—	1,893	1,893	338
Other	524	525	100	—	—	524	525	100

Total Popular, Inc.	$807,380	$881,819	$118,072	$118,406	$170,520	$925,786	$1,052,339	$118,072

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarter and six months ended June 30, 2016 and 2015.

For the quarter ended June 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate non-owner occupied	$139,910	$1,362	$—	$—	$139,910	$1,362
Commercial real estate owner occupied	139,722	1,316	—	—	139,722	1,316
Commercial and industrial	57,799	491	—	—	57,799	491
Construction	1,528	14	—	—	1,528	14
Mortgage	473,672	3,385	8,237	64,913	481,909	68,298
Leasing	2,251	—	—	—	2,251	—
Consumer:
Credit cards	38,078	—	—	—	38,078	—
Helocs	—	—	1,762	—	1,762	—
Personal	67,642	—	602	—	68,244	—
Auto	3,371	—	—	—	3,371	—
Other	435	—	—	—	435	—

Total Popular, Inc.	$924,408	$6,568	$10,601	$64,913	$935,009	$71,481

For the quarter ended June 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$325	$—	$—	$—	$325	$—
Commercial real estate non-owner occupied	118,663	1,307	—	—	118,663	1,307
Commercial real estate owner occupied	123,656	1,211	—	—	123,656	1,211
Commercial and industrial	134,834	2,369	—	—	134,834	2,369
Construction	6,733	—	—	—	6,733	—
Mortgage	448,148	4,112	5,076	16	453,224	4,128
Legacy	—	—	679	—	679	—
Leasing	2,739	—	—	—	2,739	—
Consumer:
Credit cards	40,598	—	—	—	40,598	—
Helocs	—	—	1,645	—	1,645	—
Personal	70,309	—	452	—	70,761	—
Auto	2,079	—	—	—	2,079	—
Other	590	—	—	—	590	—
Covered loans	5,365	74	—	—	5,365	74

Total Popular, Inc.	$954,039	$9,073	$7,852	$16	$961,891	$9,089

For the six months ended June 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate non-owner occupied	$131,933	$2,591	$—	$—	$131,933	$2,591
Commercial real estate owner occupied	145,550	2,767	—	—	145,550	2,767
Commercial and industrial	59,848	1,001	—	—	59,848	1,001
Construction	1,846	35	—	—	1,846	35
Mortgage	470,820	6,773	7,763	65,243	478,583	72,016
Leasing	2,302	—	—	—	2,302	—
Consumer:
Credit cards	38,296	—	—	—	38,296	—
HELOCs	—	—	1,695	—	1,695	—
Personal	67,931	—	606	—	68,537	—
Auto	2,878	—	—	—	2,878	—
Other	465	—	—	—	465	—

Total Popular, Inc.	$921,869	$13,167	$10,064	$65,243	$931,933	$78,410

For the six months ended June 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$217	$—	$—	$—	$217	$—
Commercial real estate non-owner occupied	98,526	2,582	—	—	98,526	2,582
Commercial real estate owner occupied	125,457	2,422	—	—	125,457	2,422
Commercial and industrial	146,422	4,749	83	—	146,505	4,749
Construction	8,911	—	—	—	8,911	—
Mortgage	442,621	8,565	4,802	29	447,423	8,594
Legacy	—	—	452	—	452	—
Leasing	2,834	—	—	—	2,834	—
Consumer:
Credit cards	40,891	—	—	—	40,891	—
HELOCs	—	—	1,725	—	1,725	—
Personal	70,814	—	301	—	71,115	—
Auto	2,030	—	—	—	2,030	—
Other	568	—	29	—	597	—
Covered loans	5,879	153	—	—	5,879	153

Total Popular, Inc.	$945,170	$18,471	$7,392	$29	$952,562	$18,500

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.2 billion at June 30, 2016 (December 31, 2015 - $ 1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $8 million related to the commercial loan portfolio at June 30, 2016 (December 31, 2015 - $11 million).

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the summary of significant accounting policies included in Note 2 of the 2015 Form 10-K.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at June 30, 2016 and December 31, 2015.

	Popular, Inc.
	Non-Covered Loans
	June 30, 2016				December 31, 2015
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$167,202	$86,784	$253,986	$44,667	$166,415	$88,117	$254,532	$37,355
Construction	167	868	1,035	116	221	2,259	2,480	264
Mortgage	708,140	117,475	825,615	43,909	644,013	130,483	774,496	44,029
Leases	1,532	576	2,108	548	1,791	609	2,400	573
Consumer	102,528	13,254	115,782	24,898	104,630	12,805	117,435	23,963

Total	$979,569	$218,957	$1,198,526	$114,138	$917,070	$234,273	$1,151,343	$106,184

	Popular, Inc.
	Covered Loans
	June 30, 2016				December 31, 2015
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Mortgage	$3,121	$2,432	$5,553	$—	$3,328	$3,268	$6,596	$—

Total	$3,121	$2,432	$5,553	$—	$3,328	$3,268	$6,596	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2016 and 2015.

	Puerto Rico
	For the quarter ended June 30, 2016				For the six months ended June 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	—	—	—	2	1	—	—
Commercial real estate owner occupied	13	4	—	—	29	5	—	—
Commercial and industrial	8	1	—	—	14	1	—	—
Mortgage	18	24	112	35	38	34	224	89
Consumer:
Credit cards	210	—	—	199	385	—	—	373
Personal	259	5	—	1	520	10	—	1
Auto	—	5	2	—	—	7	4	—
Other	11	—	—	—	21	—	—	—

Total	520	39	114	235	1,009	58	228	463

	U.S. Mainland
	For the quarter ended June 30, 2016				For the six months ended June 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	7	—	—	—	18	1
Consumer:
HELOCs	—	—	1	1	—	—	2	1

Total	—	—	8	1	—	—	20	2

	Popular, Inc.
	For the quarter ended June 30, 2016				For the six months ended June 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	—	—	—	2	1	—	—
Commercial real estate owner occupied	13	4	—	—	29	5	—	—
Commercial and industrial	8	1	—	—	14	1	—	—
Mortgage	18	24	119	35	38	34	242	90
Consumer:
Credit cards	210	—	—	199	385	—	—	373
HELOCs	—	—	1	1	—	—	2	1
Personal	259	5	—	1	520	10	—	1
Auto	—	5	2	—	—	7	4	—
Other	11	—	—	—	21	—	—	—

Total	520	39	122	236	1,009	58	248	465

	Puerto Rico
	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	3	7	—	—	5	8	—	—
Commercial real estate owner occupied	8	6	—	—	10	9	—	—
Commercial and industrial	6	6	—	—	11	11	—	—
Construction	—	—	—	—	1	—	—	—
Mortgage	16	11	83	23	29	30	181	38
Leasing	—	1	2	—	—	2	14	—
Consumer:
Credit cards	194	—	—	164	422	—	—	351
Personal	274	4	—	—	502	18	—	—
Auto	—	3	1	—	—	5	3	—
Other	11	—	—	—	22	—	—	—

Total	512	38	86	187	1,002	85	198	389

	U.S. Mainland
	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	2	—	—	1	10	—
Consumer:
HELOCs	—	1	—	1	—	1	—	2
Personal	—	2	—	—	—	2	—	—

Total	—	3	2	1	—	4	10	2

	Popular, Inc.
	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	3	7	—	—	5	8	—	—
Commercial real estate owner occupied	8	6	—	—	10	9	—	—
Commercial and industrial	6	6	—	—	11	11	—	—
Construction	—	—	—	—	1	—	—	—
Mortgage	16	11	85	23	29	31	191	38
Leasing	—	1	2	—	—	2	14	—
Consumer:
Credit cards	194	—	—	164	422	—	—	351
HELOCs	—	1	—	1	—	1	—	2
Personal	274	6	—	—	502	20	—	—
Auto	—	3	1	—	—	5	3	—
Other	11	—	—	—	22	—	—	—

Total	512	41	88	188	1,002	89	208	391

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2016 and 2015.

Puerto Rico
For the quarter ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$197	$197	$7
Commercial real estate owner occupied	17	7,755	6,625	201
Commercial and industrial	9	1,057	1,056	(25)
Mortgage	189	17,970	17,714	1,188
Consumer:
Credit cards	409	3,775	4,388	651
Personal	265	4,195	4,237	1,044
Auto	7	61	64	13
Other	11	32	33	5

Total	908	$35,042	$34,314	$3,084

U.S. Mainland
For the quarter ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	7	$794	$833	$210
Consumer:
HELOCs	2	208	251	139

Total	9	$1,002	$1,084	$349

Popular, Inc.
For the quarter ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$197	$197	$7
Commercial real estate owner occupied	17	7,755	6,625	201
Commercial and industrial	9	1,057	1,056	(25)
Mortgage	196	18,764	18,547	1,398
Consumer:
Credit cards	409	3,775	4,388	651
HELOCs	2	208	251	139
Personal	265	4,195	4,237	1,044
Auto	7	61	64	13
Other	11	32	33	5

Total	917	$36,044	$35,398	$3,433

Puerto Rico
For the quarter ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	10	$48,719	$48,868	$10,682
Commercial real estate owner occupied	14	5,031	4,484	162
Commercial and industrial	12	6,834	6,997	439
Mortgage	133	8,284	13,146	957
Leasing	3	99	99	23
Consumer:
Credit cards	358	3,265	3,687	568
Personal	278	4,751	4,749	1,009
Auto	4	60	62	9
Other	11	27	38	5

Total	823	$77,070	$82,130	$13,854

U.S. Mainland
For the quarter ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	2	$187	$193	$97
Consumer:
HELOCs	2	74	75	16
Personal	2	30	30	3

Total	6	$291	$298	$116

Popular, Inc.
For the quarter ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	10	$48,719	$48,868	$10,682
Commercial real estate owner occupied	14	5,031	4,484	162
Commercial and industrial	12	6,834	6,997	439
Mortgage	135	8,471	13,339	1,054
Leasing	3	99	99	23
Consumer:
Credit cards	358	3,265	3,687	568
HELOCs	2	74	75	16
Personal	280	4,781	4,779	1,012
Auto	4	60	62	9
Other	11	27	38	5

Total	829	$77,361	$82,428	$13,970

Puerto Rico
For the six months ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$6,520	$6,504	$4,169
Commercial real estate owner occupied	34	10,850	9,774	337
Commercial and industrial	15	3,586	3,583	(20)
Mortgage	385	42,375	40,958	2,994
Consumer:
Credit cards	758	7,031	8,053	1,227
Personal	531	8,608	8,648	1,931
Auto	11	133	140	25
Other	21	55	57	10

Total	1,758	$79,158	$77,717	$10,673

U.S. mainland
For the six months ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	19	$1,961	$2,063	$633
Consumer:
HELOCs	3	355	398	216

Total	22	$2,316	$2,461	$849

Popular, Inc.
For the six months ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$6,520	$6,504	$4,169
Commercial real estate owner occupied	34	10,850	9,774	337
Commercial and industrial	15	3,586	3,583	(20)
Mortgage	404	44,336	43,021	3,627
Consumer:
Credit cards	758	7,031	8,053	1,227
HELOCs	3	355	398	216
Personal	531	8,608	8,648	1,931
Auto	11	133	140	25
Other	21	55	57	10

Total	1,780	$81,474	$80,178	$11,522

Puerto Rico
For the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	13	66,719	66,866	13,668
Commercial real estate owner occupied	19	9,790	9,036	333
Commercial and industrial	22	12,367	12,886	662
Construction	1	268	259	(166)
Mortgage	278	24,186	29,912	2,296
Leasing	16	422	424	97
Consumer:
Credit cards	773	6,882	7,753	1,197
Personal	520	9,253	9,249	1,976
Auto	8	60	113	17
Other	22	56	67	9

Total	1,674	$130,554	$137,116	$20,091

U.S. mainland
For the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	11	$655	$1,657	$179
Consumer:
HELOCs	3	74	167	25
Personal	2	30	30	3

Total	16	$759	$1,854	$207

Popular, Inc.
For the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	13	66,719	66,866	13,668
Commercial real estate owner occupied	19	9,790	9,036	333
Commercial and industrial	22	12,367	12,886	662
Construction	1	268	259	(166)
Mortgage	289	24,841	31,569	2,475
Leasing	16	422	424	97
Consumer:
Credit cards	773	6,882	7,753	1,197
HELOCs	3	74	167	25
Personal	522	9,283	9,279	1,979
Auto	8	60	113	17
Other	22	56	67	9

Total	1,690	$131,313	$138,970	$20,298

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at June 30, 2016 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended June 30, 2016		Defaulted during the six months ended June 30, 2016
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$327
Commercial real estate owner occupied	1	47	7	2,503
Commercial and industrial	2	27	2	27
Mortgage	55	5,501	82	8,734
Leasing	1	32	5	63
Consumer:
Credit cards	56	594	171	1,758
Personal	37	711	64	1,473
Auto	1	16	2	33

Total	153	$6,928	335	$14,918

During the quarter and six months ended June 30, 2016, there were no U.S. mainland TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

Popular, Inc.
	Defaulted during the quarter ended June 30, 2016		Defaulted during the six months ended June 30, 2016
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$327
Commercial real estate owner occupied	1	47	7	2,503
Commercial and industrial	2	27	2	27
Mortgage	55	5,501	82	8,734
Leasing	1	32	5	63
Consumer:
Credit cards	56	594	171	1,758
Personal	37	711	64	1,473
Auto	1	16	2	33

Total	153	$6,928	335	$14,918

Puerto Rico
	Defaulted during the quarter ended June 30, 2015		Defaulted during the six months ended June 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	—	$—	1	$291
Commercial and industrial	1	64	2	154
Construction	—	—	2	1,192
Mortgage	48	5,941	126	16,042
Leasing	4	36	5	43
Consumer:
Credit cards	138	1,225	240	2,341
Personal	31	474	50	692
Auto	—	—	4	78
Other	1	1	2	2

Total	223	$7,741	432	$20,835

During the quarter and six months ended June 30, 2015, there were no U.S. mainland TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2016 and December 31, 2015.

June 30, 2016
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,790	$1,087	$6,481	$—	$—	$10,358	$165,153	$175,511
Commercial real estate non-owner occupied	310,305	387,592	372,370	—	—	1,070,267	1,528,364	2,598,631
Commercial real estate owner occupied	320,190	156,828	388,037	1,962	—	867,017	949,815	1,816,832
Commercial and industrial	129,988	149,177	230,046	605	40	509,856	2,116,222	2,626,078

Total Commercial	763,273	694,684	996,934	2,567	40	2,457,498	4,759,554	7,217,052
Construction	1,992	13,377	9,266	—	—	24,635	79,007	103,642
Mortgage	3,621	3,300	206,948	—	—	213,869	5,806,693	6,020,562
Leasing	—	—	2,930	—	89	3,019	661,075	664,094
Consumer:
Credit cards	—	—	17,225	—	—	17,225	1,097,215	1,114,440
HELOCs	—	—	293	—	—	293	9,200	9,493
Personal	1,118	1,332	20,891	—	—	23,341	1,165,025	1,188,366
Auto	—	—	11,048	—	70	11,118	818,739	829,857
Other	—	—	17,391	—	731	18,122	161,404	179,526

Total Consumer	1,118	1,332	66,848	—	801	70,099	3,251,583	3,321,682

Total Puerto Rico	$770,004	$712,693	$1,282,926	$2,567	$930	$2,769,120	$14,557,912	$17,327,032

U.S. mainland
Commercial multi-family	$12,600	$7,104	$1,422	$—	$—	$21,126	$867,706	$888,832
Commercial real estate non-owner occupied	34,514	198	15,428	—	—	50,140	1,043,713	1,093,853
Commercial real estate owner occupied	13,532	196	3,653	—	—	17,381	265,171	282,552
Commercial and industrial	4,423	971	150,035	—	—	155,429	722,097	877,526

Total Commercial	65,069	8,469	170,538	—	—	244,076	2,898,687	3,142,763
Construction	—	19,632	39,098	—	—	58,730	554,960	613,690
Mortgage	—	—	14,389	—	—	14,389	829,167	843,556
Legacy	1,061	679	5,318	—	—	7,058	42,651	49,709
Consumer:
Credit cards	—	—	535	—	—	535	102	637
HELOCs	—	—	1,428	—	2,433	3,861	275,590	279,451
Personal	—	—	540	—	804	1,344	282,192	283,536
Auto	—	—	—	—	—	—	15	15
Other	—	—	—	—	—	—	272	272

Total Consumer	—	—	2,503	—	3,237	5,740	558,171	563,911

Total U.S. mainland	$66,130	$28,780	$231,846	$—	$3,237	$329,993	$4,883,636	$5,213,629

Popular, Inc.
Commercial multi-family	$15,390	$8,191	$7,903	$—	$—	$31,484	$1,032,859	$1,064,343
Commercial real estate non-owner occupied	344,819	387,790	387,798	—	—	1,120,407	2,572,077	3,692,484
Commercial real estate owner occupied	333,722	157,024	391,690	1,962	—	884,398	1,214,986	2,099,384
Commercial and industrial	134,411	150,148	380,081	605	40	665,285	2,838,319	3,503,604

Total Commercial	828,342	703,153	1,167,472	2,567	40	2,701,574	7,658,241	10,359,815
Construction	1,992	33,009	48,364	—	—	83,365	633,967	717,332
Mortgage	3,621	3,300	221,337	—	—	228,258	6,635,860	6,864,118
Legacy	1,061	679	5,318	—	—	7,058	42,651	49,709
Leasing	—	—	2,930	—	89	3,019	661,075	664,094
Consumer:
Credit cards	—	—	17,760	—	—	17,760	1,097,317	1,115,077
HELOCs	—	—	1,721	—	2,433	4,154	284,790	288,944
Personal	1,118	1,332	21,431	—	804	24,685	1,447,217	1,471,902
Auto	—	—	11,048	—	70	11,118	818,754	829,872
Other	—	—	17,391	—	731	18,122	161,676	179,798

Total Consumer	1,118	1,332	69,351	—	4,038	75,839	3,809,754	3,885,593

Total Popular, Inc.	$836,134	$741,473	$1,514,772	$2,567	$4,167	$3,099,113	$19,441,548	$22,540,661

The following table presents the weighted average obligor risk rating at June 30, 2016 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating Puerto Rico:[1]	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Commercial multi-family	11.15	6.12
Commercial real estate non-owner occupied	11.07	6.84
Commercial real estate owner occupied	11.28	7.06
Commercial and industrial	11.15	7.02

Total Commercial	11.17	6.95

Construction	11.26	7.49

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.26	7.27
Commercial real estate non-owner occupied	11.02	6.86
Commercial real estate owner occupied	11.20	7.05
Commercial and industrial	11.53	6.10

Total Commercial	11.48	6.81

Construction	11.00	7.80

Legacy	11.15	7.85

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2015
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,750	$1,280	$8,103	$—	$—	$11,133	$121,013	$132,146
Commercial real estate non-owner occupied	319,564	423,095	399,076	—	—	1,141,735	1,527,357	2,669,092
Commercial real estate owner occupied	316,079	162,395	436,442	1,915	—	916,831	992,413	1,909,244
Commercial and industrial	187,620	146,216	256,821	690	29	591,376	2,066,361	2,657,737

Total Commercial	825,013	732,986	1,100,442	2,605	29	2,661,075	4,707,144	7,368,219
Construction	7,269	5,522	19,806	—	—	32,597	68,351	100,948
Mortgage	4,810	2,794	238,002	—	—	245,606	5,881,885	6,127,491
Leasing	—	—	3,009	—	—	3,009	624,641	627,650
Consumer:
Credit cards	—	—	19,098	—	—	19,098	1,109,247	1,128,345
HELOCs	—	—	394	—	—	394	10,294	10,688
Personal	1,606	1,448	23,116	—	—	26,170	1,176,665	1,202,835
Auto	—	—	11,609	—	30	11,639	804,311	815,950
Other	—	—	18,656	—	575	19,231	169,253	188,484

Total Consumer	1,606	1,448	72,873	—	605	76,532	3,269,770	3,346,302

Total Puerto Rico	$838,698	$742,750	$1,434,132	$2,605	$634	$3,018,819	$14,551,791	$17,570,610

U.S. mainland
Commercial multi-family	$14,129	$7,189	$427	$—	$—	$21,745	$672,188	$693,933
Commercial real estate non-owner occupied	57,450	6,741	16,646	—	—	80,837	882,186	963,023
Commercial real estate owner occupied	11,978	1,074	2,967	—	—	16,019	186,325	202,344
Commercial and industrial	10,827	5,344	131,933	—	—	148,104	723,540	871,644

Total Commercial	94,384	20,348	151,973	—	—	266,705	2,464,239	2,730,944
Construction	15,091	16,948	18,856	—	—	50,895	529,263	580,158
Mortgage	—	—	13,537	—	—	13,537	895,053	908,590
Legacy	1,823	1,973	6,134	—	—	9,930	54,506	64,436
Consumer:
Credit cards	—	—	—	—	—	—	13,935	13,935
HELOCs	—	—	1,550	—	2,626	4,176	300,308	304,484
Personal	—	—	637	—	603	1,240	171,386	172,626
Auto	—	—	—	—	—	—	28	28
Other	—	—	—	—	5	5	299	304

Total Consumer	—	—	2,187	—	3,234	5,421	485,956	491,377

Total U.S. mainland	$111,298	$39,269	$192,687	$—	$3,234	$346,488	$4,429,017	$4,775,505

Popular, Inc.
Commercial multi-family	$15,879	$8,469	$8,530	$—	$—	$32,878	$793,201	$826,079
Commercial real estate non-owner occupied	377,014	429,836	415,722	—	—	1,222,572	2,409,543	3,632,115
Commercial real estate owner occupied	328,057	163,469	439,409	1,915	—	932,850	1,178,738	2,111,588
Commercial and industrial	198,447	151,560	388,754	690	29	739,480	2,789,901	3,529,381

Total Commercial	919,397	753,334	1,252,415	2,605	29	2,927,780	7,171,383	10,099,163
Construction	22,360	22,470	38,662	—	—	83,492	597,614	681,106
Mortgage	4,810	2,794	251,539	—	—	259,143	6,776,938	7,036,081
Legacy	1,823	1,973	6,134	—	—	9,930	54,506	64,436
Leasing	—	—	3,009	—	—	3,009	624,641	627,650
Consumer:
Credit cards	—	—	19,098	—	—	19,098	1,123,182	1,142,280
HELOCs	—	—	1,944	—	2,626	4,570	310,602	315,172
Personal	1,606	1,448	23,753	—	603	27,410	1,348,051	1,375,461
Auto	—	—	11,609	—	30	11,639	804,339	815,978
Other	—	—	18,656	—	580	19,236	169,552	188,788

Total Consumer	1,606	1,448	75,060	—	3,839	81,953	3,755,726	3,837,679

Total Popular, Inc.	$949,996	$782,019	$1,626,819	$2,605	$3,868	$3,365,307	$18,980,808	$22,346,115

The following table presents the weighted average obligor risk rating at December 31, 2015 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating Puerto Rico:[1]	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Commercial multi-family	11.13	6.04
Commercial real estate non-owner occupied	11.09	6.67
Commercial real estate owner occupied	11.23	7.08
Commercial and industrial	11.15	7.13

Total Commercial	11.16	6.95

Construction	11.18	7.56

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.00	7.15
Commercial real estate non-owner occupied	11.02	6.92
Commercial real estate owner occupied	11.07	7.23
Commercial and industrial	11.57	6.24

Total Commercial	11.50	6.81

Construction	11.00	7.79

Legacy	11.11	7.78

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

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

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$219,448	$409,844	$310,221	$542,454
Amortization of loss-share indemnification asset	(4,036)	(31,065)	(8,078)	(58,381)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	475	7,647	(1,618)	15,893
Reimbursable expenses	2,235	42,730	6,185	64,275
Recoveries reimbursable to the FDIC	(4,093)	—	(4,093)	—
Net payments from FDIC under loss-sharing agreements	—	(32,158)	(88,588)	(164,423)
Other adjustments attributable to FDIC loss-sharing agreements	—	(4,051)	—	(6,871)

Balance at end of period	$214,029	$392,947	$214,029	$392,947

The loss-share arrangements applicable to commercial (including construction) and consumer loans expired during the quarter ended June 30, 2015 and provide for reimbursement to the FDIC through the quarter ending June 30, 2018. For the quarter ended June 30, 2016, these recoveries amounted to $4.1 million as detailed in the table above.

As of June 30, 2016, BPPR had unreimbursed loss claims related to the commercial loss-sharing arrangement amounting to $142 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which are subject to the arbitration proceedings described on Note 23, Commitments and Contingencies.

The weighted average life of the single family loan portfolio accounted for under ASC 310-30 subject to the FDIC loss-sharing agreement at June 30, 2016 is 7.80 years.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Carrying amount (fair value)	$127,876	$119,745
Undiscounted amount	$169,396	$168,692

The increase in the fair value of the true-up payment obligation was principally driven by a decrease in the discount rate, from 7.64% in 2015 to 7.05% in 2016 due to a decrease in the equivalent T Note.

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$14,675	$14,689	$29,477	$26,937
Mortgage servicing rights fair value adjustments	(4,340)	(1,917)	(12,817)	(6,846)

Total mortgage servicing fees, net of fair value adjustments	10,335	12,772	16,660	20,091

Net gain on sale of loans, including valuation on loans held-for-sale	8,474	8,022	15,584	15,302

Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	(59)	42	(139)	59
Realized (losses) gains on closed derivative positions	(2,523)	489	(5,327)	(1,275)

Total trading account (loss) profit	(2,582)	531	(5,466)	(1,216)

Total mortgage banking activities	$16,227	$21,325	$26,778	$34,177

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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2016 and 2015 because they did not contain any credit recourse arrangements. During the quarter ended June 30, 2016, the Corporation recorded a net gain of $7.8 million (June 30, 2015 - $7.2 million) related to the residential mortgage loans securitized. During the six months ended June 30, 2016, the Corporation recorded a net gain of $14.2 million (June 30, 2015 - $13.7 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2016 and 2015:

	Proceeds Obtained During the Quarter Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$170,115	$—	$170,115
Mortgage-backed securities - FNMA	—	43,078	—	43,078

Total trading account securities	$—	$213,193	$—	$213,193

Mortgage servicing rights	$—	$—	$2,670	$2,670

Total	$—	$213,193	$2,670	$215,863

	Proceeds Obtained During the Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$304,127	$—	$304,127
Mortgage-backed securities - FNMA	—	79,314	—	79,314

Total trading account securities	$—	$383,441	$—	$383,441

Mortgage servicing rights	$—	$—	$4,540	$4,540

Total	$—	$383,441	$4,540	$387,981

	Proceeds Obtained During the Quarter Ended June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$243,374	$—	$243,374
Mortgage-backed securities - FNMA	—	70,477	—	70,477

Total trading account securities	$—	$313,851	$—	$313,851

Mortgage servicing rights	$—	$—	$4,207	$4,207

Total	$—	$313,851	$4,207	$318,058

	Proceeds Obtained During the Six Months Ended June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$399,830	$—	$399,830
Mortgage-backed securities - FNMA	—	117,435	—	117,435

Total trading account securities	$—	$517,265	$—	$517,265

Mortgage servicing rights	$—	$—	$6,769	$6,769

Total	$—	$517,265	$6,769	$524,034

During the six months ended June 30, 2016, the Corporation retained servicing rights on whole loan sales involving approximately $34 million in principal balance outstanding (June 30, 2015 - $41 million), with realized gains of approximately $1.4 million (June 30, 2015 - gains of $1.7 million). All loan sales performed during the six months ended June 30, 2016 and 2015 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2016 and 2015.

Residential MSRs
(In thousands)	June 30, 2016	June 30, 2015
Fair value at beginning of period	$211,405	$148,694
Additions	4,989	64,509
Changes due to payments on loans[1]	(8,850)	(8,850)
Reduction due to loan repurchases	(734)	(1,321)
Changes in fair value due to changes in valuation model inputs or assumptions	(3,233)	3,325

Fair value at end of period	$203,577	$206,357

[1]	Represents the change due to collection / realization of expected cash flow over time.

Additions to mortgage servicing rights for the quarter ended June 30, 2015 include those acquired as part of the Doral Bank Transaction.

Residential mortgage loans serviced for others were $20.0 billion at June 30, 2016 (December 31, 2015 - $20.6 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and six months ended June 30, 2016 amounted to $14.7 million and $29.5 million, respectively (June 30, 2015 - $14.7 million and $26.9 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At June 30, 2016, those weighted average mortgage servicing fees were 0.29% (June 30, 2015 – 0.29%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarters ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Prepayment speed	5.7%	6.9%	5.5%	7.1%
Weighted average life	9.7 years	8.7 years	9.9 years	8.8 years
Discount rate (annual rate)	11.0%	10.8%	11.0%	10.9%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	June 30, 2016	December 31, 2015
Fair value of servicing rights	$92,950	$98,648
Weighted average life	7.5 years	7.3 years
Weighted average prepayment speed (annual rate)	5.4%	6.0%
Impact on fair value of 10% adverse change	$(2,225)	$(2,488)
Impact on fair value of 20% adverse change	$(4,600)	$(5,241)
Weighted average discount rate (annual rate)	11.5%	11.5%
Impact on fair value of 10% adverse change	$(4,062)	$(4,083)
Impact on fair value of 20% adverse change	$(8,024)	$(8,206)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	June 30, 2016	December 31, 2015
Fair value of servicing rights	$110,627	$112,757
Weighted average life	6.5 years	6.2 years
Weighted average prepayment speed (annual rate)	5.9%	6.9%
Impact on fair value of 10% adverse change	$(2,648)	$(2,871)
Impact on fair value of 20% adverse change	$(5,459)	$(6,034)
Weighted average discount rate (annual rate)	11.0%	11.0%
Impact on fair value of 10% adverse change	$(4,483)	$(4,211)
Impact on fair value of 20% adverse change	$(8,891)	$(8,525)

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

At June 30, 2016, the Corporation serviced $1.8 billion (December 31, 2015 - $1.9 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2016, the Corporation had recorded $156 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2015 - $140 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2016, the Corporation repurchased approximately $ 39 million (June 30, 2015 - $60 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 14 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and six months ended June 30, 2016 and 2015. During the second quarter of 2015, the corporation completed a bulk sale of $37 million of covered OREOs.

	For the quarter ended June 30, 2016
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$30,354	$135,606	$36,397	$202,357
Write-downs in value	(561)	(1,621)	(366)	(2,548)
Additions	1,302	31,624	5,240	38,166
Sales	(6,985)	(12,403)	(3,307)	(22,695)
Other adjustments	—	(291)	20	(271)

Ending balance	$24,110	$152,915	$37,984	$215,009

	For the six months ended June 30, 2016
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Mortgage	.Total
Balance at beginning of period	$32,471	$122,760	$36,685	$191,916
Write-downs in value	(2,278)	(3,630)	(866)	(6,774)
Additions	3,112	55,900	9,723	68,735
Sales	(8,580)	(20,903)	(6,956)	(36,439)
Other adjustments	(615)	(1,212)	(602)	(2,429)

Ending balance	$24,110	$152,915	$37,984	$215,009

	For the quarter ended June 30, 2015
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$25,608	$102,562	$70,573	$42,984	$241,727
Write-downs in value	(4,162)	(2,463)	(10,955)	(1,393)	(18,973)
Additions	2,793	18,532	5,623	8,879	35,827
Sales	(4,868)	(14,243)	(50,285)	(13,806)	(83,202)
Other adjustments	850	50	(452)	(68)	380
Transfer to non-covered status[1]	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$34,725	$107,530	$—	$33,504	$175,759

[1]	Represents the reclassification of OREOs to the non-covered category, pursuant to the expiration of the commercial and consumer shared-loss arrangement with the FDIC related to loans acquired from Westernbank, on June 30, 2015.

	For the six months ended June 30, 2015
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(10,049)	(3,835)	(20,350)	(2,675)	(36,909)
Additions	4,828	39,607	9,661	14,260	68,356
Sales	(14,295)	(27,329)	(59,749)	(19,628)	(121,001)
Other adjustments	754	(522)	(452)	(233)	(453)
Transfer to non-covered status[1]	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$34,725	$107,530	$—	$33,504	$175,759

[1]	Represents the reclassification of OREOs to the non-covered category, pursuant to the expiration of the commercial and consumer shared-loss arrangement with the FDIC related to loans acquired from Westernbank, on June 30, 2015.

Note 15 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2016	December 31, 2015
Net deferred tax assets (net of valuation allowance)	$1,243,783	$1,302,452
Investments under the equity method	206,300	212,838
Prepaid taxes	185,021	180,969
Other prepaid expenses	79,324	79,215
Derivative assets	13,154	16,959
Trades receivable from brokers and counterparties	78,994	78,759
Principal, interest and escrow servicing advances	74,950	79,862
Guaranteed mortgage loan claims receivable	139,151	101,628
Others	158,383	140,480

Total other assets	$2,179,060	$2,193,162

Note 16 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 and 2015, allocated by reportable segments, were as follows (refer to Note 35 for the definition of the Corporation’s reportable segments):

2016
			Purchase
	Balance at	Goodwill on	accounting	Balance at
(In thousands)	January 1, 2016	acquisition	adjustments	June 30, 2016
Banco Popular de Puerto Rico	$280,221	$—	$—	$280,221
Banco Popular North America	346,167	—	4,707	350,874

Total Popular, Inc.	$626,388	$—	$4,707	$631,095

2015
			Purchase
	Balance at	Goodwill on	accounting	Balance at
(In thousands)	January 1, 2015	acquisition	adjustments	June 30, 2015
Banco Popular de Puerto Rico	$250,109	$3,899	$(2,875)	$251,133
Banco Popular North America	215,567	38,735	—	254,302

Total Popular, Inc.	$465,676	$42,634	$(2,875)	$505,435

During the first quarter of 2016, the Corporation recorded adjustments to its initial fair value estimates in connection with the Doral Bank Transaction. As a result, the discount on the loans increased by $4.7 million with a corresponding increase to goodwill.

The goodwill recorded during 2015 was related to the Doral Bank Transaction. The Corporation recorded purchase accounting adjustments during 2015 of $0.5 million related to the Doral Bank Transaction and of $2.4 million related to the acquisition of an insurance benefits business during 2014.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

June 30, 2016
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	June 30,	Accumulated	June 30,
	2016	impairment	2016	2016	impairment	2016
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$—	$280,221	$280,221	$—	$280,221
Banco Popular North America	510,578	164,411	346,167	515,285	164,411	350,874

Total Popular, Inc.	$790,799	$164,411	$626,388	$795,506	$164,411	$631,095

December 31, 2015
(In thousands)	Balance at January 1, 2015 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2015 (net amounts)	Balance at December 31, 2015 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2015 (net amounts)
Banco Popular de Puerto Rico	$250,109	$—	$250,109	$280,221	$—	$280,221
Banco Popular North America	379,978	164,411	215,567	510,578	164,411	346,167

Total Popular, Inc.	$630,087	$164,411	$465,676	$790,799	$164,411	$626,388

Other Intangible Assets

At June 30, 2016 and December 31, 2015, the Corporation had $ 6.1 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2016
Core deposits	$63,539	$41,800	$21,739
Other customer relationships	36,751	13,621	23,130

Total other intangible assets	$100,290	$55,421	$44,869

December 31, 2015
Core deposits	$63,539	$38,464	$25,075
Other customer relationships	37,665	10,745	26,920

Total other intangible assets	$101,204	$49,209	$51,995

During the quarter ended June 30, 2016, the Corporation recognized $ 3.1 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2015 - $ 2.9 million). During the six months ended June 30, 2016, the Corporation recognized $ 6.2 million in amortization related to other intangible assets with definite useful lives (June 30, 2015 - $ 5.0 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2016	$5,933
Year 2017	9,378
Year 2018	9,286
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157

Note 17 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2016	December 31, 2015
Savings accounts	$7,361,128	$7,010,391
NOW, money market and other interest bearing demand deposits	6,890,874	5,632,449

Total savings, NOW, money market and other interest bearing demand deposits	14,252,002	12,642,840

Certificates of deposit:
Under $100,000	3,722,510	4,014,359
$100,000 and over	4,232,236	4,151,009

Total certificates of deposit	7,954,746	8,165,368

Total interest bearing deposits	$22,206,748	$20,808,208

A summary of certificates of deposit by maturity at June 30, 2016 follows:

(In thousands)
2016	$3,004,445
2017	1,820,840
2018	962,140
2019	630,107
2020	944,251
2021 and thereafter	592,963

Total certificates of deposit	$7,954,746

At June 30, 2016, the Corporation had brokered deposits amounting to $ 0.8 billion (December 31, 2015 - $ 1.3 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $8 million at June 30, 2016 (December 31, 2015 - $11 million).

Note 18 – Borrowings

The following table presents the composition of fed funds purchased and assets sold under agreements to repurchase at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Federal funds purchased	$—	$50,000
Assets sold under agreements to repurchase	821,604	712,145

Total federal funds purchased and assets sold under agreements to repurchase	$821,604	$762,145

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2016	December 31, 2015
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
After 90 days	$82,003	$—

Total U.S. Treasury Securities	82,003	—

Obligations of U.S. government sponsored entities
Within 30 days	109,248	243,708
After 30 to 90 days	84,993	—
After 90 days	169,851	23,366

Total obligations of U.S. government sponsored entities	364,092	267,074

Mortgage-backed securities
Within 30 days	31,117	124,878
After 30 to 90 days	81,489	154,582
After 90 days	238,091	142,441

Total mortgage-backed securities	350,697	421,901

Collateralized mortgage obligations
Within 30 days	9,991	10,298
After 30 to 90 days	—	12,872
After 90 days	14,821	—

Total collateralized mortgage obligations	24,812	23,170

Total	$821,604	$712,145

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

The following table presents the composition of other short-term borrowings at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Advances with the FHLB paying interest at maturity, at fixed rate of 0.59%	$30,000	$—
Others	1,200	1,200

Total other short-term borrowings	$31,200	$1,200

Note: Refer to the Corporation’s 2015 Form 10-K for rates information at December 31, 2015.

The following table presents the composition of notes payable at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Advances with the FHLB with maturities ranging from 2016 through 2029 paying interest at monthly fixed rates ranging from 0.71% to 4.19% (2015 - 0.41% to 4.19%)	$631,029	$747,072
Advances with the FHLB maturing on 2019 paying interest monthly at a floating rate of 0.34% over the 1 month LIBOR	13,000	—
Advances with the FHLB with maturities ranging from 2017 through 2019 paying interest quarterly at a floating rate from (0.12)% to 0.24% over the 3 month LIBOR	30,313	14,429
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $6,254 (2015 - $7,296)	443,747	442,704
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $490 (2015 - $505)	439,309	439,295
Others	18,550	19,008

Total notes payable	$1,575,948	$1,662,508

Note: Refer to the Corporation’s 2015 Form 10-K for rates information at December 31, 2015.

At June 30, 2016, the Corporation’s banking subsidiaries had credit facilities authorized with the FHLB and the Federal Reserve discount window aggregating to $4.1 billion and $1.3 billion (December 31, 2015 - $3.9 billion and $1.3 billion, respectively), which were collateralized by loans held-in-portfolio. At June 30, 2016, the Corporation used $929 million of the available credit facility with the FHLB (December 31, 2015 - $762 million), which includes $225 million used for a municipal letter of credit to secure deposits, while the borrowing capacity at the discount window remains unused.

A breakdown of borrowings by contractual maturities at June 30, 2016 is included in the table below.

(In thousands)	Fed funds purchased and assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2016	$692,703	$31,200	$37,673	$761,576
2017	128,901	—	90,939	219,840
2018	—	—	184,407	184,407
2019	—	—	591,686	591,686
2020	—	—	112,456	112,456
Later years	—	—	558,787	558,787

Total borrowings	$821,604	$31,200	$1,575,948	$2,428,752

Note 19 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at June 30, 2016 and December 31, 2015.

As of June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$13,154	$—	$13,154	$286	$—	$—	$12,868
Reverse repurchase agreements	86,328	—	86,328	—	86,328	—	—

Total	$99,482	$—	$99,482	$286	$86,328	$—	$12,868

As of June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$11,879	$—	$11,879	$286	$2,351	$—	$9,242
Repurchase agreements	821,604	—	821,604	—	821,604	—	—

Total	$833,483	$—	$833,483	$286	$823,955	$—	$9,242

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$16,959	$—	$16,959	$114	$—	$—	$16,845
Reverse repurchase agreements	96,338	—	96,338	—	96,338	—	—

Total	$113,297	$—	$113,297	$114	$96,338	$—	$16,845

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$14,343	$—	$14,343	$114	$4,050	$—	$10,179
Repurchase agreements	712,145	—	712,145	—	712,145	—	—

Total	$726,488	$—	$726,488	$114	$716,195	$—	$10,179

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

Note 20 – Stockholders’ equity

During the six months ended June 30, 2016, the Corporation declared quarterly dividends on its common stock of $0.15 per share, for a total of $ 31.1 million. The quarterly dividend declared to shareholders of record as of the close of business on June 10, 2016, which amounted to $15.6 million, was paid on July 1, 2016.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $495 million at June 30, 2016 (December 31, 2015 - $495 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and six months ended June 30, 2016 and June 30, 2015.

Note 21 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and six months ended June 30, 2016 and 2015.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Six months ended
		June 30,		June 30,
(In thousands)		2016	2015	2016	2015
Foreign currency translation	Beginning Balance	$(36,635)	$(33,413)	$(35,930)	$(32,832)

	Other comprehensive loss before reclassifications	(1,435)	(1,092)	(2,140)	(1,673)

	Net change	(1,435)	(1,092)	(2,140)	(1,673)

	Ending balance	$(38,070)	$(34,505)	$(38,070)	$(34,505)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(208,510)	$(202,701)	$(211,276)	$(205,187)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,347	3,065	6,693	6,130
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(580)	(579)	(1,160)	(1,158)

	Net change	2,767	2,486	5,533	4,972

	Ending balance	$(205,743)	$(200,215)	$(205,743)	$(200,215)

Unrealized holding gains (losses) on investments	Beginning Balance	$63,791	$42,750	$(9,560)	$8,465

	Other comprehensive income (loss) before reclassifications	34,803	(39,172)	108,154	(4,887)
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	167	11,959	167	11,959
	Amounts reclassified from accumulated other comprehensive income for gains on securities	—	(4)	—	(4)

	Net change	34,970	(27,217)	108,321	7,068

	Ending balance	$98,761	$15,533	$98,761	$15,533

Unrealized net (losses) gains on cash flow hedges	Beginning Balance	$(396)	$(1,036)	$(120)	$(318)

	Other comprehensive (loss) income before reclassifications	(939)	612	(2,158)	(933)
	Amounts reclassified from accumulated other comprehensive (loss) income	775	580	1,718	1,407

	Net change	(164)	1,192	(440)	474

	Ending balance	$(560)	$156	$(560)	$156

	Total	$(145,612)	$(219,031)	$(145,612)	$(219,031)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2016 and 2015.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Six months ended
	Affected Line Item in the	June 30,		June 30,
(In thousands)	Consolidated Statements of Operations	2016	2015	2016	2015
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,487)	$(5,025)	$(10,973)	$(10,050)
Amortization of prior service cost	Personnel costs	950	950	1,900	1,900

	Total before tax	(4,537)	(4,075)	(9,073)	(8,150)

	Income tax benefit	1,770	1,589	3,540	3,178

	Total net of tax	$(2,767)	$(2,486)	$(5,533)	$(4,972)

Unrealized holding gains (losses) on investments
Other-than-temporary impairment	Other-than-temporary impairment losses on available-for-sale debt securities	$(209)	$(14,445)	$(209)	$(14,445)
Realized gains on sale of securities	Net gain and valuation adjustments on investment securities	—	5	—	5

	Total before tax	(209)	(14,440)	(209)	(14,440)

	Income tax benefit	42	2,485	42	2,485

	Total net of tax	$(167)	$(11,955)	$(167)	$(11,955)

Unrealized net (losses) gains on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,271)	$(951)	$(2,816)	$(2,309)

	Total before tax	(1,271)	(951)	(2,816)	(2,309)

	Income tax benefit	496	371	1,098	902

	Total net of tax	$(775)	$(580)	$(1,718)	$(1,407)

	Total reclassification adjustments, net of tax	$(3,709)	$(15,021)	$(7,418)	$(18,334)

Note 22 – Guarantees

At June 30, 2016, the Corporation recorded a liability of $0.6 million (December 31, 2015 - $0.5 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2016, the Corporation serviced $ 1.8 billion (December 31, 2015 - $ 1.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2016, the Corporation repurchased approximately $ 10 million and $ 23 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2015 - $ 14 million and $ 30 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2016, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 57 million (December 31, 2015 - $ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six month periods ended June 30, 2016 and 2015.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Balance as of beginning of period	$57,994	$59,385	$58,663	$59,438
Provision for recourse liability	3,607	4,368	7,527	10,868
Net charge-offs	(4,670)	(6,164)	(9,259)	(12,717)

Balance as of end of period	$56,931	$57,589	$56,931	$57,589

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extend the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the six months period ended June 30, 2016, BPPR did not repurchase loans under representation and warranty arrangements. Repurchases during the six months ended June 30, 2015 were minimal. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2016 and 2015.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Balance as of beginning of period	$8,002	$14,044	$8,087	$15,959
Provision (reversal) for representation and warranties	2,695	(5,707)	2,801	(7,608)
Net recoveries (charge-offs)	5	(25)	(186)	(39)
Settlements paid	—	(2,250)	—	(2,250)

Balance as of end of period	$10,702	$6,062	$10,702	$6,062

In addition, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009, which amounted to $ 4 million at June 30, 2016 (December 31, 2015 - $ 4 million). E-LOAN is no longer originating and selling loans.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2016, the Corporation serviced $20.0 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2015 - $20.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2016, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $75 million, including advances on the portfolio acquired from Doral Bank (December 31, 2015 - $80 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 149 million at June 30, 2016 (December 31, 2015 - $ 149 million). In addition, at June 30, 2016 and December 31, 2015, PIHC fully and unconditionally guaranteed on a subordinated basis $ 427 million and $ 427 million, respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit:
Credit card lines	$4,572,786	$4,552,331
Commercial and construction lines of credit	2,490,300	2,619,092
Other consumer unused credit commitments	259,613	262,685
Commercial letters of credit	1,709	2,040
Standby letters of credit	34,821	49,670
Commitments to originate or fund mortgage loans	24,941	21,311

At June 30, 2016 and December 31, 2015, the Corporation maintained a reserve of approximately $9 million and $10 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At June 30, 2016 and December 31, 2015, the Corporation also maintained other non-credit commitments for approximately $372 thousand and $9 million, respectively, primarily for the acquisition of other investments.

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

At June 30, 2016, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 609 million, of which approximately $ 582 million is outstanding ($669 million and $ 578 million, respectively, at December 31, 2015). Of the amount outstanding, $ 505 million consists of loans and $ 77 million are securities ($ 502 million and $ 76 million at December 31, 2015). Also, of the amount outstanding, $ 62 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 76 million at December 31, 2015). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. At June 30, 2016, BPPR is a lender in a syndicated credit facility to PREPA and its exposure was of $39.5 million. The facility is classified as held-for-sale as BPPR has the ability and intent to sell the loan. The remaining $ 520 million outstanding represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 502 million at December 31, 2015). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these loans and securities, resulting in losses to us. The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$851	$—	$851	$851
After 5 to 10 years	3,480	—	3,480	3,480
After 10 years	15,265	—	15,265	15,265

Total Central Government	19,596	—	19,596	19,596

Government Development Bank (GDB)
Within 1 year	3	—	3	3
After 1 to 5 years	1,675	—	1,675	1,675
After 5 to 10 years	48	—	48	48

Total Government Development Bank (GDB)	1,726	—	1,726	1,726

Public Corporations:
Puerto Rico Aqueduct and Sewer Authority
Within 1 year	—	—	—	27,186
After 10 years	480	—	480	480

Total Puerto Rico Aqueduct and Sewer Authority	480	—	480	27,666

Puerto Rico Electric Power Authority
Within 1 year	—	39,544	39,544	39,544
After 10 years	23	—	23	23

Total Puerto Rico Electric Power Authority	23	39,544	39,567	39,567

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,050	23,747	26,797	26,797
After 1 to 5 years	14,270	130,935	145,205	145,205
After 5 to 10 years	18,930	146,762	165,692	165,692
After 10 years	18,690	163,756	182,446	182,446

Total Municipalities	54,940	465,200	520,140	520,140

Total Direct Government Exposure	$76,769	$504,744	$581,513	$608,699

In addition, at June 30, 2016, the Corporation had $418 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($394 million at December 31, 2015). These included $334 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2015 - $316 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Under recently enacted legislation, the Governor is authorized to impose a temporary moratorium on the financial obligations of Puerto Housing Finance Authority. Also, the Corporation had $51 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $33 million of commercial real estate notes ($50 million and $28 million at December 31, 2015, respectively).

Other contingencies

As indicated in Note 11 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 128 million at June 30, 2016 (December 31, 2015 - $ 120 million). For additional information refer to Note 11.

Legal Proceedings

The nature of Popular’s business ordinarily results in a certain number of claims, litigation, investigations, and legal and administrative cases and proceedings. When the Corporation determines that it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interest of both the Corporation and its shareholders to do so.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $37.6 million as of June 30, 2016. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BPPR and Popular Securities have also been named defendants in a putative class action complaint captioned Nora Fernandez, et al. v. UBS, et al., filed in the United States District Court for the Southern District of New York (SDNY) on May 5, 2014 on behalf of investors in 23 Puerto Rico closed-end investment companies. UBS Financial Services Incorporated of Puerto Rico, another named defendant, is the sponsor and co-sponsor of all 23 funds, while BPPR was co-sponsor, together with UBS, of nine (9) of those funds. Plaintiffs allege breach of fiduciary duty and breach of contract against Popular Securities, aiding and abetting breach of fiduciary duty against BPPR, and similar claims against the UBS entities. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the USDC-PR and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contain a choice of forum clause, with New York as the selected forum. The Popular defendants joined the opposition and motion filed by UBS. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. On May 8, 2015, plaintiffs filed an amended complaint in the SDNY containing virtually identical allegations with respect to Popular Securities and BPPR. Defendants filed motions to dismiss the amended complaint on June 18, 2015. Those motions are pending the Court’s determination.

BPPR was named a defendant in a putative class action complaint titled In re 2014 RadioShack ERISA Litigation, filed in U.S. District Court for the Northern District of Texas. The complaint alleges that certain employees of RadioShack incurred losses in their 401(k) plans because various fiduciaries elected to retain RadioShack’s company stock in the portfolio of potential investment options. The complaint further asserts that once RadioShack’s financial situation began to deteriorate in 2011, the fiduciaries of the RadioShack 401(k) Plan and the RadioShack Puerto Rico 1165(e) Plan (collectively, “the Plans”) should have removed RadioShack company stock from the portfolio of potential investment options.

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

On November 23, 2015, the parties attended a mediation session, as a result of which the parties agreed to settle this matter for an immaterial amount, with BPPR contributing approximately $45,000. On February 22, 2016, the RadioShack defendants submitted an opposition to the bar provisions of BPPR’s proposed settlement whereby they conditioned such settlement to BPPR’s agreement to a proportional methodology to any subsequent settlement. Under this scenario, BPPR could have remained potentially liable for an additional proportional amount, should plaintiffs appeal the dismissal of their claim and win on appeal. On July 18, 2016, the court held a settlement fairness hearing whereby it accepted the parties’ settlement agreement in all relevant respects concluding this matter with respect to BPPR.

Other Matters

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 58 arbitration proceedings with aggregate claimed damages of approximately $140 million, including one arbitration with claimed damages of $78 million in which one other Puerto Rico broker-dealer is a co-defendant. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. The Government’s defaults on its debt, its intention to pursue a comprehensive debt restructuring, including specifically its decisions to declare a moratorium on certain principal payments on bonds including those issued by Government Development Bank for Puerto Rico (the “GDB”), may increase the number of customer complaints (and claimed damages) against Popular Securities concerning Puerto Rico bonds, including bonds issued by GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material adverse effect on Popular.

As mortgage lenders, the Corporation and its subsidiaries from time to time receive requests for information from departments of the U.S. government that investigate mortgage-related conduct. In particular, the BPPR has received subpoenas and other requests for information from the Federal Housing Finance Agency’s Office of the Inspector General, the Civil Division of the Department of Justice and the Special Inspector General for the Troubled Asset Relief Program mainly concerning mortgages and real estate appraisals in Puerto Rico. The Corporation is cooperating with these requests.

Other Significant Proceedings

As described under “Note 11 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC, as receiver, with respect to the covered loans and other real estate owned “(OREO”) that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the covered commercial and OREO described below provides for loss sharing by the FDIC through the quarter ending June 30, 2015 and for reimbursement to the FDIC for recoveries through the quarter ending June 30, 2018.

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

On November 25, 2015, BPPR completed the sale of the loans in the primary portfolio of the third proposed sale, and subsequently submitted a claim for reimbursement for a portion of its losses arising from that sale, which the FDIC partially reimbursed on July 18, 2016. On June 30, 2016, BPPR completed the sales of the remaining loans included in the proposed portfolio sales.

In connection with the arbitration concerning the proposed portfolio sales, BPPR is seeking damages in the amount of $88.5 million plus interest. The FDIC has filed a counterclaim for recoveries allegedly lost on six loans included in the third proposed sale and on the loans and related assets included in the subsequent sales. The review board in the arbitration concerning the proposed portfolio sales is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing is scheduled to be held in the fall of 2016. The FDIC’s counterclaim will be adjudicated by the review board after it issues an award on the other issues in the portfolio sales arbitration.

On November 12, 2015, the FDIC notified BPPR that it (a) would deny certain claims included in BPPR’s Second Quarter 2015 Quarterly Certificate and (b) withhold payment of approximately $5.5 million attributed to the $6.9 million in losses claimed under the denied claims. In support of its denial, the FDIC alleged that BPPR did not comply with its obligation under the commercial loss share agreement, including compliance with certain provisions of GAAP, acting in accordance with prudent banking practices, managing Shared-Loss Assets in the same manner as BPPR’s non-Shared-Loss Assets, and using best efforts to maximize collections on the Shared-Loss Assets. BPPR disagrees with the FDIC’s allegations relating to the denied claims included in BPPR’s Second Quarter 2015 Quarterly Certificate, and accordingly, on January 27, 2016 delivered to the FDIC a notice of dispute under the commercial loss share agreement. On May 20, 2016, BPPR filed a demand for arbitration with the American Arbitration Association requesting that a review board resolve the disputes arising from BPPR’s filing of the Second Quarter 2015 Quarterly Certificate and award BPPR damages in the amount of $4.9 million. On June 29, 2016, the FDIC filed its answering statement and counterclaim, seeking a declaration that the FDIC properly denied a portion of the bank’s shared-loss claim for one of the subject assets. The review board in the arbitration concerning the proposed portfolio sales is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator to be selected by agreement of those arbitrators. The arbitration hearing has not yet been scheduled.

The commercial shared-loss arrangement described above expired on June 30, 2015, when the three year recovery period commenced. As of June 30, 2016, BPPR had unreimbursed loss claims related to this arrangement amounting to approximately $142 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which are subject to the arbitration proceedings described above. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true-up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020). As of June 30, 2016, the carrying value of covered loans approximated $607 million, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2016.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 26 to the consolidated financial statements for additional information on the debt securities outstanding at June 30, 2016 and December 31, 2015, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Assets
Servicing assets:
Mortgage servicing rights	$160,384	$163,224

Total servicing assets	$160,384	$163,224

Other assets:
Servicing advances	$21,753	$24,431

Total other assets	$21,753	$24,431

Total assets	$182,137	$187,655

Maximum exposure to loss	$182,137	$187,655

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $12.6 billion at June 30, 2016 (December 31, 2015 - $12.8 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2016 and December 31, 2015, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Assets
Loans held-in-portfolio:
Advances under the working capital line	$—	$579
Advances under the advance facility	—	401

Total loans held-in-portfolio	$—	$980

Accrued interest receivable	$—	$10
Other assets:
Investment in PRLP 2011 Holdings LLC	$9,076	$13,069

Total assets	$9,076	$14,059

Deposits	$(2,806)	$(18,808)

Total liabilities	$(2,806)	$(18,808)

Total net assets (liabilities)	$6,270	$(4,749)

Maximum exposure to loss	$6,270	$—

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2016 would be not recovering the equity interest held by the Corporation, net of the deposits.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Assets
Loans held-in-portfolio:
Acquisition loan	$—	$35,121
Advances under the working capital line	794	885
Advances under the advance facility	24,649	22,296

Total loans held-in-portfolio	$25,443	$58,302

Accrued interest receivable	$82	$169
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$24,771	$25,094

Total assets	$50,296	$83,565

Deposits	$(10,558)	$(11,772)

Total liabilities	$(10,558)	$(11,772)

Total net assets	$39,738	$71,793

Maximum exposure to loss	$39,738	$71,793

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2016 would be not recovering the carrying amount of the advances on the advance facility, the working capital line, and the equity interest held by the Corporation, net of the deposits.

Note 25 – Related party transactions

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2016, the Corporation’s stake in EVERTEC was 15.74%.The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

On May 26, 2016, EVERTEC, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2015, which included restated audited results for the years ended December 31, 2014 and 2013, correcting certain errors involved with the accounting for tax positions taken by EVERTEC in the 2010 tax year and other miscellaneous accounting adjustments. The Corporation’s proportionate share of the cumulative impact of EVERTEC’s restatement and other corrective adjustments to its financial statements was approximately $2.2 million and is reflected as part of other non-interest income.

The Corporation received $ 2.3 million in dividend distributions during the six months ended June 30, 2016 from its investments in EVERTEC’s holding company (June 30, 2015 - $ 2.3 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2016	December 31, 2015
Equity investment in EVERTEC	$35,073	$33,590

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2016 and December 31, 2015. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2016	December 31, 2015
Accounts receivable (Other assets)	$2,909	$3,148
Deposits	(15,660)	(23,973)
Accounts payable (Other liabilities)	(17,308)	(16,192)

Net total	$(30,059)	$(37,017)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2016 and 2015.

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016
Share of income from the investment in EVERTEC	$3,185	$6,199
Share of other changes in EVERTEC’s stockholders’ equity	(1,537)	(1,325)

Share of EVERTEC’s changes in equity recognized in income	$1,648	$4,874

	Quarter ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015
Share of income from the investment in EVERTEC	$3,046	$5,915
Share of other changes in EVERTEC’s stockholders’ equity	214	565

Share of EVERTEC’s changes in equity recognized in income	$3,260	$6,480

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2016 and 2015. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016	Category
Interest expense on deposits	$(17)	$(36)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,497	14,415	Other service fees
Rental income charged to EVERTEC	1,736	3,472	Net occupancy
Processing fees on services provided by EVERTEC	(43,262)	(86,778)	Professional fees
Other services provided to EVERTEC	258	514	Other operating expenses

Total	$(33,788)	$(68,413)

	Quarter ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015	Category
Interest expense on deposits	$(15)	$(26)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,166	13,653	Other service fees
Rental income charged to EVERTEC	1,723	3,447	Net occupancy
Processing fees on services provided by EVERTEC	(41,946)	(81,450)	Professional fees
Other services provided to EVERTEC	384	708	Other operating expenses

Total	$(32,688)	$(63,668)

EVERTEC had a letter of credit issued by BPPR, for the amount of $ 4.2 million at December 31, 2015, which expired on February 10, 2016.

PRLP 2011 Holdings LLC

As indicated in Note 24 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2016	December 31, 2015
Equity investment in PRLP 2011 Holdings, LLC	$9,076	$13,069

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Loans	$—	$980
Accrued interest receivable	—	10
Deposits (non-interest bearing)	(2,806)	(18,808)

Net total	$(2,806)	$(17,818)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters and six months ended June 30, 2016 and 2015.

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(52)	$(594)

	Quarter ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(2,863)	$(1,830)

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2016 and 2015.

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$—	$11	Interest income

	Quarter ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$51	$113	Interest income

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

(In thousands)	June 30, 2016	December 31, 2015
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$24,771	$25,094

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Loans	$25,443	$58,302
Accrued interest receivable	82	169
Deposits	(10,558)	(11,772)

Net total	$14,967	$46,699

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarters and six months ended June 30, 2016 and 2015.

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016
Share of income (loss) from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$199	$(323)

	Quarter ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(133)	$(4,468)

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2016 and 2015.

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$289	$734	Interest income
Interest expense on deposits	(1)	(2)	Interest expense

Total	$288	$732

	Quarter ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$747	$1,613	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	(1)	(1)	Other service fees

Total	$746	$1,612

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

At June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$1,624,776	$—	$1,624,776
Obligations of U.S. Government sponsored entities	—	773,841	—	773,841
Obligations of Puerto Rico, States and political subdivisions	—	25,635	—	25,635
Collateralized mortgage obligations - federal agencies	—	1,438,721	—	1,438,721
Mortgage-backed securities	—	3,365,845	1,398	3,367,243
Equity securities	399	2,121	—	2,520
Other	—	9,940	—	9,940

Total investment securities available-for-sale	$399	$7,240,879	$1,398	$7,242,676

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$4,815	$—	$4,815
Collateralized mortgage obligations	—	—	1,399	1,399
Mortgage-backed securities - federal agencies	—	47,006	5,364	52,370
Other	—	13,306	640	13,946

Total trading account securities	$—	$65,127	$7,403	$72,530

Mortgage servicing rights	$—	$—	$203,577	$203,577
Derivatives	—	13,154	—	13,154

Total assets measured at fair value on a recurring basis	$399	$7,319,160	$212,378	$7,531,937

Liabilities
Derivatives	$—	$(11,879)	$—	$(11,879)
Contingent consideration	—	—	(128,511)	(128,511)

Total liabilities measured at fair value on a recurring basis	$—	$(11,879)	$(128,511)	$(140,390)

At December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$1,183,328	$—	$1,183,328
Obligations of U.S. Government sponsored entities	—	939,641	—	939,641
Obligations of Puerto Rico, States and political subdivisions	—	22,359	—	22,359
Collateralized mortgage obligations - federal agencies	—	1,560,837	—	1,560,837
Mortgage-backed securities	—	2,342,762	1,434	2,344,196
Equity securities	276	2,122	—	2,398
Other	—	10,233	—	10,233

Total investment securities available-for-sale	$276	$6,061,282	$1,434	$6,062,992

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$4,590	$—	$4,590
Collateralized mortgage obligations	—	223	1,831	2,054
Mortgage-backed securities - federal agencies	—	44,701	6,454	51,155
Other	—	13,173	687	13,860

Total trading account securities	$—	$62,687	$8,972	$71,659

Mortgage servicing rights	$—	$—	$211,405	$211,405
Derivatives	—	16,959	—	16,959

Total assets measured at fair value on a recurring basis	$276	$6,140,928	$221,811	$6,363,015

Liabilities
Derivatives	$—	$(14,343)	$—	$(14,343)
Contingent consideration	—	—	(120,380)	(120,380)

Total liabilities measured at fair value on a recurring basis	$—	$(14,343)	$(120,380)	$(134,723)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the six months ended June 30, 2016 and 2015 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Six months ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$30,221	$30,221	$(18,844)
Other real estate owned[2]	—	—	31,803	31,803	(6,197)
Other foreclosed assets[2]	—	—	55	55	(2)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$62,079	$62,079	$(25,043)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Six months ended June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$156,607	$156,607	$(80,643)
Loans held-for-sale[2]	—	—	214	214	(35)
Other real estate owned[3]	—	438	46,954	47,392	(36,909)
Other foreclosed assets[3]	—	—	73	73	(799)

Total assets measured at fair value on a nonrecurring basis	$—	$438	$203,848	$204,286	$(118,386)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2016 and 2015.

Quarter ended June 30, 2016
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at March 31, 2016	$1,422	$1,783	$5,397	$663	$205,051	$214,316	$(120,823)	$(120,823)
Gains (losses) included in earnings	—	(7)	28	(23)	(4,340)	(4,342)	(7,688)	(7,688)
Gains (losses) included in OCI	1	—	—	—	—	1	—	—
Additions	—	35	610	—	2,866	3,511	—	—
Sales	—	(202)	(596)	—	—	(798)	—	—
Settlements	(25)	(210)	(75)	—	—	(310)	—	—

Balance at June 30, 2016	$1,398	$1,399	$5,364	$640	$203,577	$212,378	$(128,511)	$(128,511)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2016	$—	$(3)	$15	$10	$632	$654	$(7,688)	$(7,688)

Six months ended June 30, 2016
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2016	$1,434	$1,831	$6,454	$687	$211,405	$221,811	$(120,380)	$(120,380)
Gains (losses) included in earnings	(2)	(13)	117	(47)	(12,817)	(12,762)	(8,131)	(8,131)
Gains (losses) included in OCI	16	—	—	—	—	16	—	—
Additions	—	209	948	—	4,989	6,146	—	—
Sales	—	(308)	(1,716)	—	—	(2,024)	—	—
Settlements	(50)	(320)	(439)	—	—	(809)	—	—

Balance at June 30, 2016	$1,398	$1,399	$5,364	$640	$203,577	$212,378	$(128,511)	$(128,511)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2016	$—	$(6)	$101	$21	$(3,233)	$(3,117)	$(8,131)	$(8,131)

Quarter ended June 30, 2015
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at March 31, 2015	$1,435	$1,242	$6,221	$1,544	$149,024	$159,466	$(129,470)	$(129,470)
Gains (losses) included in earnings	—	(2)	(3)	75	(1,917)	(1,847)	3,671	3,671
Gains (losses) included in OCI	10	—	—	—	—	10	—	—
Additions	—	37	128	—	59,312	59,477	—	—
Settlements	—	(85)	(300)	—	(62)	(447)	—	—
Adjustments	—	—	—	—	—	—	962	962

Balance at June 30, 2015	$1,445	$1,192	$6,046	$1,619	$206,357	$216,659	$(124,837)	$(124,837)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2015	$—	$—	$6	$119	$2,570	$2,695	$3,671	$3,671

Six months ended June 30, 2015
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2015	$1,325	$1,375	$6,229	$1,563	$148,694	$159,186	$(133,634)	$(133,634)
Gains (losses) included in earnings	—	(4)	14	56	(6,846)	(6,780)	7,835	7,835
Gains (losses) included in OCI	2	—	—	—	—	2	—	—
Additions	118	37	258	—	64,571	64,984	—	—
Sales	—	(44)	(80)	—	—	(124)	—	—
Settlements	—	(172)	(375)	—	(62)	(609)	—	—
Adjustments	—	—	—	—	—	—	962	962

Balance at June 30, 2015	$1,445	$1,192	$6,046	$1,619	$206,357	$216,659	$(124,837)	$(124,837)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2015	$—	$(1)	$25	$142	$1,886	$2,052	$7,835	$7,835

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and six months ended June 30, 2016 and 2015.

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2016 and 2015 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2016		Six months ended June 30, 2016
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Interest income	$—	$—	$(2)	$—
FDIC loss share (expense) income	(7,688)	(7,688)	(8,131)	(8,131)
Mortgage banking activities	(4,340)	632	(12,817)	(3,233)
Trading account profit (loss)	(2)	22	57	116

Total	$(12,030)	$(7,034)	$(20,893)	$(11,248)

	Quarter ended June 30, 2015		Six months ended June 30, 2015
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
FDIC loss share (expense) income	$3,671	$3,671	$7,835	$7,835
Mortgage banking activities	(1,917)	2,570	(6,846)	1,886
Trading account profit (loss)	70	125	66	166

Total	$1,824	$6,366	$1,055	$9,887

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	Fair value
	at June 30,
(In thousands)	2016		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,399		Discounted cash flow model	Weighted average life	3.0 years (0.3 - 4.4 years)
				Yield	3.8% (1.0% - 4.7%)
				Prepayment speed	20.5% (18.0% - 24.9%)
Other - trading	$640		Discounted cash flow model	Weighted average life	5.3 years
				Yield	11.7%
				Prepayment speed	10.8%
Mortgage servicing rights	$203,577		Discounted cash flow model	Prepayment speed	5.7% (0.2% - 11.8%)
				Weighted average life	6.9 years (0.1 - 17.3 years)
				Discount rate	11.2% (9.5% - 15.0%)
Contingent consideration	$(127,876)		Discounted cash flow model	Credit loss rate on covered loans	2.9% (0.0% - 100.0%)
				Risk premium component of discount rate	6.2%
Loans held-in-portfolio	$30,169	[1]	External appraisal	Haircut applied on external appraisals	39.9% (38.9% - 40.0%)
Other real estate owned	$30,938	[2]	External appraisal	Haircut applied on external appraisals	20.9% (10.0% - 40.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2016 and December 31, 2015, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern.
The following tables present the carrying amount, or notional amounts, as applicable, and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	June 30, 2016
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$365,308	$365,308	$—	$—	$365,308
Money market investments	2,785,500	2,687,458	98,042	—	2,785,500
Trading account securities, excluding derivatives[1]	72,530	—	65,127	7,403	72,530
Investment securities available-for-sale[1]	7,242,676	399	7,240,879	1,398	7,242,676
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$97,444	$—	$—	$79,419	$79,419
Collateralized mortgage obligation-federal agency	81	—	—	85	85
Other	2,000	—	1,744	221	1,965

Total investment securities held-to-maturity	$99,525	$—	$1,744	$79,725	$81,469

Other investment securities:
FHLB stock	$59,459	$—	$59,459	$—	$59,459
FRB stock	93,983	—	93,983	—	93,983
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,923	—	—	4,929	4,929

Total other investment securities	$168,563	$—	$166,640	$4,929	$171,569

Loans held-for-sale	$122,338	$—	$469	$124,526	$124,995
Loans not covered under loss sharing agreement with the FDIC	22,022,522	—	—	20,405,987	20,405,987
Loans covered under loss sharing agreements with the FDIC	576,589	—	—	570,791	570,791
FDIC loss share asset	214,029	—	—	228,561	228,561
Mortgage servicing rights	203,577	—	—	203,577	203,577
Derivatives	13,154	—	13,154	—	13,154

	June 30, 2016
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$20,783,110	$—	$20,783,110	$—	$20,783,110
Time deposits	7,954,746	—	7,943,768	—	7,943,768

Total deposits	$28,737,856	$—	$28,726,878	$—	$28,726,878

Federal funds purchased and assets sold under agreements to repurchase	$821,604	$—	$823,288	$—	$823,288
Other short-term borrowings[2]	$31,200	$—	$31,200	$—	$31,200
Notes payable:
FHLB advances	$674,342	$—	$717,262	$—	$717,262
Unsecured senior debt securities	443,747	—	444,191	—	444,191
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,309	—	379,349	—	379,349
Others	18,550	—	—	18,550	18,550

Total notes payable	$1,575,948	$—	$1,540,802	$18,550	$1,559,352

Derivatives	$11,879	$—	$11,879	$—	$11,879

Contingent consideration	$128,511	$—	$—	$128,511	$128,511

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,322,699	$—	$—	$554	$554
Letters of credit	36,530	—	—	611	611

[1]	Refer to Note 26 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of other short-term borrowings.

	December 31, 2015
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$363,674	$363,674	$—	$—	$363,674
Money market investments	2,180,092	2,083,839	96,253	—	2,180,092
Trading account securities, excluding derivatives[1]	71,659	—	62,687	8,972	71,659
Investment securities available-for-sale[1]	6,062,992	276	6,061,282	1,434	6,062,992
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	98,817	—	—	80,815	80,815
Collateralized mortgage obligation-federal agency	86	—	—	91	91
Other	2,000	—	1,740	243	1,983

Total investment securities held-to-maturity	$100,903	$—	$1,740	$81,149	$82,889

Other investment securities:
FHLB stock	$59,387	$—	$59,387	$—	$59,387
FRB stock	97,740	—	97,740	—	97,740
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,923	—	—	4,966	4,966

Total other investment securities	$172,248	$—	$170,325	$4,966	$175,291

Loans held-for-sale	$137,000	$—	$1,364	$138,031	$139,395
Loans not covered under loss sharing agreement with the FDIC	21,843,180	—	—	20,849,150	20,849,150
Loans covered under loss sharing agreements with the FDIC	611,939	—	—	593,002	593,002
FDIC loss share asset	310,221	—	—	313,224	313,224
Mortgage servicing rights	211,405	—	—	211,405	211,405
Derivatives	16,959	—	16,959	—	16,959

	December 31, 2015
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$19,044,355	$—	$19,044,355	$—	$19,044,355
Time deposits	8,165,368	—	8,134,029	—	8,134,029

Total deposits	$27,209,723	$—	$27,178,384	$—	$27,178,384

Federal funds purchased and assets sold under agreements to repurchase	$762,145	$—	$764,599	$—	$764,599
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	761,501	—	780,411	—	780,411
Unsecured senior debt	442,704	—	435,186	—	435,186
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,295	—	352,673	—	352,673
Others	19,008	—	—	19,008	19,008

Total notes payable	$1,662,508	$—	$1,568,270	$19,008	$1,587,278

Derivatives	$14,343	$—	$14,343	$—	$14,343

Contingent consideration	$120,380	$—	$—	$120,380	$120,380

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,434,108	$—	$—	$1,080	$1,080
Letters of credit	51,710	—	—	572	572

[1]	Refer to Note 26 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of other short-term borrowings.

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

Note 28 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2016 and 2015:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2016	2015	2016	2015
Net income from continuing operations	$88,987	$597,437	$173,986	$670,922
Net income from discontinued operations	—	15	—	1,356
Preferred stock dividends	(931)	(931)	(1,862)	(1,861)

Net income applicable to common stock	$88,056	$596,521	$172,124	$670,417

Average common shares outstanding	103,245,717	102,859,591	103,217,266	102,899,537
Average potential dilutive common shares	97,769	243,127	80,441	213,743

Average common shares outstanding - assuming dilution	103,343,486	103,102,718	103,297,707	103,113,280

Basic EPS from continuing operations	$0.85	$5.80	$1.67	$6.51

Basic EPS from discontinued operations	$—	$—	$—	$0.01

Total Basic EPS	$0.85	$5.80	$1.67	$6.52

Diluted EPS from continuing operations	$0.85	$5.79	$1.67	$6.49

Diluted EPS from discontinued operations	$—	$—	$—	$0.01

Total Diluted EPS	$0.85	$5.79	$1.67	$6.50

For the quarter and six months ended June 30, 2016 the Corporation calculated the impact of potential dilutive common shares under the treasury method, consistent with the method used for the preparation of the financial statements for the year ended December, 31 2015. For a discussion of the calculation under the treasury stock method, refer to Note 37 of the consolidated financial statements included in the 2015 Form 10-K.

For the quarters and six months ended June 30, 2016 and 2015, there were no stock options outstanding.

Note 29 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Debit card fees	$11,382	$11,995	$22,669	$23,120
Insurance fees	13,885	13,606	26,735	25,647
Credit card fees	17,700	17,611	34,558	33,760
Sale and administration of investment products	5,417	6,601	10,256	12,531
Trust fees	4,827	4,914	9,063	9,516
Other fees	3,734	4,694	7,046	8,473

Total other services fees	$56,945	$59,421	$110,327	$113,047

Note 30 – FDIC loss share (expense) income

The caption of FDIC loss-share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Amortization of loss-share indemnification asset	$(4,036)	$(31,065)	$(8,078)	$(58,381)
80% mirror accounting on credit impairment losses (reversal)[1]	475	7,647	(1,618)	15,893
80% mirror accounting on reimbursable expenses	2,235	42,730	6,185	64,275
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(3,956)	(5,203)	(4,601)	(7,822)
Change in true-up payment obligation	(7,688)	3,672	(8,131)	7,836
Other	394	1,294	521	1,413

Total FDIC loss-share (expense) income	$(12,576)	$19,075	$(15,722)	$23,214

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 31 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended June 30,		Quarters ended June 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$6,291	$7,403	$348	$407
Expected return on plan assets	(9,623)	(11,056)	(538)	(589)
Amortization of net loss	4,880	4,465	332	311

Total net periodic pension cost (benefit)	$1,548	$812	$142	$129

	Pension Plans		Benefit Restoration Plans
	Six months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Interest Cost	$12,583	$14,806	$696	$814
Expected return on plan assets	(19,246)	(22,112)	(1,076)	(1,178)
Amortization of net loss	9,760	8,930	663	622

Total net periodic pension cost (benefit)	$3,097	$1,624	$283	$258

During the quarter ended June 30, 2016 the Corporation made a contribution to the benefit restoration plans of $43 thousand. The total contributions expected to be paid during the year 2016 for the pension and benefit restoration plans amount to approximately $45.2 million.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$289	$368	$578	$735
Interest cost	1,505	1,589	3,010	3,178
Amortization of prior service cost	(950)	(950)	(1,900)	(1,900)
Amortization of net loss	275	249	550	498

Total net periodic postretirement benefit cost	$1,119	$1,256	$2,238	$2,511

Contributions made to the postretirement benefit plan for the quarter ended June 30, 2016 amounted to approximately $1.8 million. The total contributions expected to be paid during the year 2016 for the postretirement benefit plan amount to approximately $6.4 million.

Note 32 - Stock-based compensation

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

As of June 30, 2016 there were no stock options outstanding. During the first quarter of 2015, all stock options outstanding which amounted to 44,797 with a weighted average exercise price of $ 272 expired.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	628,009	$27.13
Granted	323,814	33.37
Vested	(430,646)	30.45
Forfeited	(25,446)	28.65

Non-vested at December 31, 2015	495,731	$28.25
Granted	344,488	25.86
Quantity adjusted by TSR factor	10,315	26.45
Vested	(403,654)	27.09

Non-vested at June 30, 2016	446,880	$26.86

During the quarter ended June 30, 2016 118,390 shares of restricted stock (June 30, 2015 – 231,830) were awarded to management under the Incentive Plan. For the six-month period ended June 30, 2016, 279,890 shares of restricted stock (June 30, 2015 – 231,830) were awarded to management under the Incentive Plan, from which no shares were awarded to management consistent with the requirements of the TARP Interim Final Rule.

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. For the quarter ended June 30, 2016 64,598 (June 30, 2015 - 91,984) performance shares were granted. For the six-month period ended June 30, 2016, 64,598 (June 30, 2015 - 91,984) performance shares were granted under this plan.

During the quarter ended June 30, 2016, the Corporation recognized $ 1.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.4 million (June 30, 2015 - $ 5.5 million, with a tax benefit of $ 0.8 million). For the six-month period ended June 30, 2016, the Corporation recognized $ 5.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 1.0 million (June 30, 2015 - $ 7.4 million, with a tax benefit of $ 1.1 million). For the six-month period ended June 30, 2016, the fair market value of the restricted stock vested was $6.8 million at grant date and $6.5 million at vesting date. This triggers a shortfall of $0.1 million of which $30 thousand was recorded as a windfall pool in additional paid in capital. No windfall pool was recorded for the remaining $87 thousand due to the valuation allowance of the deferred tax asset. During the quarter ended June 30, 2016 the Corporation recognized $0.1 million of performance shares expense, with a tax benefit of $11 thousand (June 30, 2015 - $2.0 million, with a tax benefit of $0.2 million). For the six-month period ended June 30, 2016, the Corporation recognized $1.2 million of performance shares expense, with a tax benefit of $0.1 million (June 30, 2015 - $2.0 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2016 was $ 9.7 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	22,119	32.29
Vested	(22,119)	32.29
Forfeited	—	—

Non-vested at December 31, 2015	—	$—
Granted	40,517	29.77
Vested	(40,517)	29.77
Forfeited	—	—

Non-vested at June 30, 2016	—	$—

During the quarter ended June 30, 2016, the Corporation granted 38,179 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2015 – 15,386). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $32 thousand (June 30, 2015 - $0.1 million, with a tax benefit of $18 thousand). For the six-month period ended June 30, 2016, the Corporation granted 40,517 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2015 – 18,029). During this period, the Corporation recognized $0.5 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $53 thousand (June 30, 2015 - $0.3 million, with a tax benefit of $34 thousand). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2016 for directors was $ 1.2 million.

Note 33 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2016		June 30, 2015
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$47,359	39%	$24,923	39%
Net benefit of tax exempt interest income	(15,890)	(13)	(16,141)	(25)
Deferred tax asset valuation allowance	3,436	3	(542,706)	(849)
Difference in tax rates due to multiple jurisdictions	(1,113)	(1)	(542)	—
Effect of income subject to preferential tax rate	(4,722)	(4)	593	1
State and local taxes	2,158	2	1,388	2
Others	1,218	1	(1,048)	(2)

Income tax expense (benefit)	$32,446	27%	$(533,533)	(834)%

	Six months ended
	June 30, 2016		June 30, 2015
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$93,092	39%	$66,283	39%
Net benefit of tax exempt interest income	(31,474)	(13)	(31,169)	(18)
Deferred tax asset valuation allowance	8,709	3	(537,067)	(316)
Difference in tax rates due to multiple jurisdictions	(1,977)	(1)	(817)	(1)
Effect of income subject to preferential tax rate	(8,136)	(3)	(1,878)	(1)
State and local taxes	5,085	2	2,719	1
Others	(588)	—	965	1

Income tax expense (benefit)	$64,711	27%	$(500,964)	(295)%

Income tax expense amounted to $32.4 million for the quarter ended June 30, 2016, compared with an income tax benefit of $533.5 million for the same quarter of 2015. During the second quarter of 2015, the Corporation recorded a partial reversal of the valuation allowance on the deferred tax asset from the U.S. operations amounting to $544.9 million.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	June 30, 2016	December 31, 2015
Deferred tax assets:
Tax credits available for carryforward	$13,651	$13,651
Net operating loss and other carryforward available	1,254,304	1,262,197
Postretirement and pension benefits	113,395	116,036
Deferred loan origination fees	5,944	6,420
Allowance for loan losses	649,374	670,592
Deferred gains	5,410	5,966
Accelerated depreciation	8,092	8,335
Intercompany deferred gains	2,421	2,743
Difference in outside basis from pass-through entities	10,972	12,684
Other temporary differences	31,614	29,208

Total gross deferred tax assets	2,095,177	2,127,832

Deferred tax liabilities:
FDIC-assisted transaction	92,321	90,778
Indefinite-lived intangibles	68,775	63,573
Unrealized net gain on trading and available-for-sale securities	44,633	22,281
Other temporary differences	7,647	6,670

Total gross deferred tax liabilities	213,376	183,302

Valuation allowance	638,791	642,727

Net deferred tax asset	$1,243,010	$1,301,803

The net deferred tax asset shown in the table above at June 30, 2016 is reflected in the consolidated statements of financial condition as $1.2 billion in net deferred tax assets in the “Other assets” caption (December 31, 2015 - $1.3 billion) and $772 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2015 - $649 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

During the year ended December 31, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, amounting to $1.1 billion and comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The recent historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of June 30, 2016 the U.S. operations are not in a three year cumulative loss position, taking into account taxable income exclusive of reversing temporary differences. All of these factors lead management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as deemed necessary. At June 30, 2016 a valuation allowance is recorded on the deferred tax asset of the U.S. operation in the amount of $600 million.

At June 30, 2016, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $706 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position, taking into account taxable income exclusive of reversing temporary differences, and has sustained profitability for the three year period ended June 30, 2016. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss taking into account taxable income exclusive of reversing temporary differences, for the three year period ended June 30, 2016. However, it has sustained losses for year ended December 31, 2015 and the period ended June 30, 2016. Management expect these losses will be a trend in early future years. The losses in recent periods together with the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the Holding Company, which amounted to $39 million as of June 30, 2016.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2016	2015
Balance at January 1	$9.0	$8.0
Additions for tax positions - January through March	0.4	0.3
Reduction as a result of settlements - January through March	—	(0.5)

Balance at March 31	$9.4	$7.8
Additions for tax positions - April through June	0.3	0.3

Balance at June 30	$9.7	$8.1

At June 30, 2016, the total amount of interest recognized in the statement of financial condition approximated $3.9 million (December 31, 2015 - $3.2 million). The total interest expense recognized at June 30, 2016 was $694 thousand (December 31, 2015 - $57 thousand). Management determined that at June 30, 2016 and December 31, 2015 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $12.5 million at June 30, 2016 (December 31, 2015 - $11.2 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2016, the following years remain subject to examination in the U.S. Federal jurisdiction: 2012 and thereafter; and in the Puerto Rico jurisdiction, 2010 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $3.3 million.

Note 34 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2016 and June 30, 2015 are listed in the following table:

(In thousands)	June 30, 2016	June 30, 2015
Non-cash activities:
Loans transferred to other real estate	$62,409	$67,199
Loans transferred to other property	15,442	19,103

Total loans transferred to foreclosed assets	77,851	86,302
Transfers from loans held-in-portfolio to loans held-for-sale	—	61,290
Transfers from loans held-for-sale to loans held-in-portfolio	4,220	8,523
Account receivable from sale of loan	14,477	—
Transfers from trading securities to available-for-sale securities	—	5,523
Loans securitized into investment securities[1]	383,441	517,265
Trades receivable from brokers and counterparties	78,994	111,964
Trades payable to brokers and counterparties	43,142	73,155
Recognition of mortgage servicing rights on securitizations or asset transfers	5,023	7,302

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

As previously disclosed in Note 5, Business Combination, on February 27, 2015, the Corporation’s Puerto Rico banking subsidiary, BPPR, in an alliance with co-bidders, including the Corporation’s U.S. mainland banking subsidiary, BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver. As part of this transaction, BPPR received as of June 30, 2015 net cash proceeds of approximately $ 738 million for consideration of the assets and liabilities acquired.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2016, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America, Popular International Bank and certain of the Corporation’s investments accounted for under the equity method, including EVERTEC and Centro Financiero BHD, Leon. The Corporate group also includes the expenses of certain corporate areas that are identified as critical to the organization: Finance, Risk Management and Legal.

The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.

The tables that follow present the results of operations and total assets by reportable segments:

2016

For the quarter ended June 30, 2016
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$310,361	$65,505	$—
Provision for loan losses	39,123	1,317	—
Non-interest income	98,241	5,250	—
Amortization of intangibles	2,931	166	—
Depreciation expense	9,915	1,344	—
Other operating expenses	234,704	44,398	—
Income tax expense	31,295	11,103	—

Net income	$90,634	$12,427	$—

Segment assets	$29,190,397	$8,223,781	$(15,239)

For the quarter ended June 30, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$375,866	$(15,202)	$(113)	$360,551
Provision for loan losses	40,440	32	—	40,472
Non-interest income	103,491	8,062	(1,050)	110,503
Amortization of intangibles	3,097	—	—	3,097
Depreciation expense	11,259	176	—	11,435
Other operating expenses	279,102	16,717	(1,202)	294,617
Income tax expense (benefit)	42,398	(9,979)	27	32,446

Net income (loss)	$103,061	$(14,086)	$12	$88,987

Segment assets	$37,398,939	$4,953,432	$(4,746,223)	$37,606,148

For the six months ended June 30, 2016
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$615,711	$127,762	$—
Provision for loan losses	79,924	5,386	—
Non-interest income	196,808	10,200	—
Amortization of intangibles	5,879	332	—
Depreciation expense	20,111	2,677	—
Other operating expenses	459,373	85,728	—
Income tax expense	63,172	19,560	—

Net income	$184,060	$24,279	$—

Segment assets	$29,190,397	$8,223,781	$(15,239)

For the six months ended June 30, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$743,473	$(30,397)	$(113)	$712,963
Provision (reversal fof provision) for loan losses	85,310	(3)	—	85,307
Non-interest income	207,008	16,239	(1,114)	222,133
Amortization of intangibles	6,211	—	—	6,211
Depreciation expense	22,788	353	—	23,141
Other operating expenses	545,101	38,449	(1,810)	581,740
Income tax expense (benefit)	82,732	(18,260)	239	64,711

Net income (loss)	$208,339	$(34,697)	$344	$173,986

Segment assets	$37,398,939	$4,953,432	(4,746,223)	$37,606,148

2015

For the quarter ended June 30, 2015
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$316,085	$61,932	$—
Provision (reversal of provision) for loan losses	76,068	(61)	—
Non-interest income	125,735	5,670	125
Amortization of intangibles	2,563	318	—
Depreciation expense	10,103	1,746	—
Other operating expenses	279,887	48,472	—
Income tax expense (benefit)	17,312	(543,833)	—

Net income	$55,887	$560,960	$125

Segment assets	$29,669,355	$7,458,709	$(589,902)

For the quarter ended June 30, 2015
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$378,017	$(15,464)	$—	$362,553
Provision for loan losses	76,007	227	—	76,234
Non-interest income	131,530	10,483	(1,254)	140,759
Amortization of intangibles	2,881	—	—	2,881
Depreciation expense	11,849	181	—	12,030
Other operating expenses	328,359	20,604	(700)	348,263
Income tax benefit	(526,521)	(6,796)	(216)	(533,533)

Net income (loss)	$616,972	$(19,197)	$(338)	$597,437

Segment assets	$36,538,162	$4,909,006	$(4,697,055)	$36,750,113

For the six months ended June 30, 2015
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$622,696	$114,033	$—
Provision (reversal of provision) for loan losses	118,305	(2,263)	—
Non-interest income	229,265	11,836	125
Amortization of intangibles	4,562	423	—
Depreciation expense	20,211	3,363	—
Other operating expenses	507,463	102,957	—
Income tax expense (benefit)	54,761	(542,896)	—

Net income	$146,659	$564,285	$125

Segment assets	29,669,355	7,458,709	(589,902)

For the six months ended June 30, 2015
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$736,729	$(30,981)	$—	$705,748
Provision for loan losses	116,042	227	—	116,269
Non-interest income	241,226	16,125	(1,357)	255,994
Amortization of intangibles	4,985	—	—	4,985
Depreciation expense	23,574	375	—	23,949
Other operating expenses	610,420	37,592	(1,431)	646,581
Income tax benefit	(488,135)	(12,858)	29	(500,964)

Net income (loss)	$711,069	$(40,192)	$45	$670,922

Segment assets	36,538,162	4,909,006	(4,697,055)	36,750,113

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2016

For the quarter ended June 30, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$122,430	$185,216	$1,680	$1,035	$310,361
Provision for loan losses	(1,669)	40,792	—	—	39,123
Non-interest income	17,598	55,606	25,128	(91)	98,241
Amortization of intangibles	49	1,810	1,072	—	2,931
Depreciation expense	4,245	5,447	223	—	9,915
Other operating expenses	63,919	154,036	16,840	(91)	234,704
Income tax expense	23,228	5,137	2,930	—	31,295

Net income	$50,256	$33,600	$5,743	$1,035	$90,634

Segment assets	$12,894,262	$17,664,592	$474,482	$(1,842,939)	$29,190,397

For the six months ended June 30, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$237,333	$372,411	$3,295	$2,672	$615,711
Provision for loan losses	13,240	66,684	—	—	79,924
Non-interest income	39,330	111,214	46,439	(175)	196,808
Amortization of intangibles	71	3,646	2,162	—	5,879
Depreciation expense	8,520	11,138	453	—	20,111
Other operating expenses	121,151	304,248	34,149	(175)	459,373
Income tax expense	41,397	17,516	4,259	—	63,172

Net income	$92,284	$80,393	$8,711	$2,672	$184,060

Segment assets	$12,894,262	$17,664,592	$474,482	$(1,842,939)	$29,190,397

2015

For the quarter ended June 30, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$119,205	$194,737	$2,143	$—	$316,085
Provision for loan losses	66,792	9,276	—	—	76,068
Non-interest income	35,992	66,436	23,407	(100)	125,735
Amortization of intangibles	(23)	1,912	674	—	2,563
Depreciation expense	4,703	5,104	296	—	10,103
Other operating expenses	101,717	160,871	17,399	(100)	279,887
Income tax (benefit) expense	(13,395)	27,530	3,177	—	17,312

Net (loss) income	$(4,597)	$56,480	$4,004	$—	$55,887

Segment assets	$10,038,389	$19,853,299	$744,519	$(966,852)	$29,669,355

For the six months ended June 30, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$237,680	$380,989	$4,023	$4	$622,696
Provision for loan losses	63,236	55,069	—	—	118,305
Non-interest income	63,142	122,440	43,878	(195)	229,265
Amortization of intangibles	6	3,684	872	—	4,562
Depreciation expense	9,023	10,616	572	—	20,211
Other operating expenses	167,573	305,939	34,146	(195)	507,463
Income tax expense	12,658	37,308	4,795	—	54,761

Net income	$48,326	$90,813	$7,516	$4	$146,659

Segment assets	$10,038,389	$19,853,299	$744,519	$(966,852)	$29,669,355

Geographic Information

	Quarter ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Puerto Rico	$384,902	$415,972	$764,938	$801,026
United States	67,543	67,235	132,183	123,945
Other	18,609	20,105	37,975	36,771

Total consolidated revenues	$471,054	$503,312	$935,096	$961,742

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	June 30, 2016	December 31, 2015
Puerto Rico
Total assets	$28,210,388	$26,764,184
Loans	17,126,140	17,477,070
Deposits	22,124,865	20,893,232
United States
Total assets	$8,491,277	$7,859,217
Loans	5,397,679	4,873,504
Deposits	5,503,937	5,288,886
Other
Total assets	$904,483	$1,138,332
Loans	746,350	778,656
Deposits [1]	1,109,054	1,027,605

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 36 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2016 and December 31, 2015, and the results of their operations and cash flows for periods ended June 30, 2016 and 2015.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

At June 30, 2016
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$37,306	$595	$365,034	$(37,627)	$365,308
Money market investments	262,285	18,488	2,785,215	(280,488)	2,785,500
Trading account securities, at fair value	2,271	—	70,349	(90)	72,530
Investment securities available-for-sale, at fair value	258	—	7,242,418	—	7,242,676
Investment securities held-to-maturity, at amortized cost	—	—	99,525	—	99,525
Other investment securities, at lower of cost or realizable value	9,850	4,492	154,221	—	168,563
Investment in subsidiaries	5,775,328	1,838,488	—	(7,613,816)	—
Loans held-for-sale, at lower of cost or fair value	—	—	122,338	—	122,338

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,159	—	22,654,718	—	22,655,877
Loans covered under loss-sharing agreements with the FDIC	—	—	607,170	—	607,170
Less - Unearned income	—	—	115,216	—	115,216
Allowance for loan losses	34	—	548,686	—	548,720

Total loans held-in-portfolio, net	1,125	—	22,597,986	—	22,599,111

FDIC loss-share asset	—	—	214,029	—	214,029
Premises and equipment, net	3,077	—	532,788	—	535,865
Other real estate not covered under loss-sharing agreements with the FDIC	283	—	176,742	—	177,025
Other real estate covered under loss-sharing agreements with the FDIC	—	—	37,984	—	37,984
Accrued income receivable	103	145	120,819	(88)	120,979
Mortgage servicing assets, at fair value	—	—	203,577	—	203,577
Other assets	57,937	23,292	2,113,461	(15,630)	2,179,060
Goodwill	—	—	631,095	—	631,095
Other intangible assets	554	—	50,429	—	50,983

Total assets	$6,150,377	$1,885,500	$37,518,010	$(7,947,739)	$37,606,148

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,568,735	$(37,627)	$6,531,108
Interest bearing	—	—	22,487,236	(280,488)	22,206,748

Total deposits	—	—	29,055,971	(318,115)	28,737,856

Federal funds purchased and assets sold under agreements to repurchase	—	—	821,604	—	821,604
Other short-term borrowings	—	—	31,200	—	31,200
Notes payable	734,557	148,498	692,893	—	1,575,948
Other liabilities	55,898	6,262	1,031,686	(15,952)	1,077,894
Liabilities from discontinued operations	—	—	1,815	—	1,815

Total liabilities	790,455	154,760	31,635,169	(334,067)	32,246,317

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,040	2	56,306	(56,309)	1,039
Surplus	4,224,309	4,111,207	5,698,606	(9,801,287)	4,232,835
Retained earnings (accumulated deficit)	1,237,505	(2,400,493)	271,530	2,120,437	1,228,979
Treasury stock, at cost	(7,480)	—	—	(90)	(7,570)
Accumulated other comprehensive loss,net of tax	(145,612)	20,024	(143,601)	123,577	(145,612)

Total stockholders’ equity	5,359,922	1,730,740	5,882,841	(7,613,672)	5,359,831

Total liabilities and stockholders’ equity	$6,150,377	$1,885,500	$37,518,010	$(7,947,739)	$37,606,148

Condensed Consolidating Statement of Financial Condition (Unaudited)

At December 31, 2015
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$24,298	$600	$363,620	$(24,844)	$363,674
Money market investments	262,204	23,931	2,179,887	(285,930)	2,180,092
Trading account securities, at fair value	2,020	—	69,639	—	71,659
Investment securities available-for-sale, at fair value	216	—	6,062,776	—	6,062,992
Investment securities held-to-maturity, at amortized cost	—	—	100,903	—	100,903
Other investment securities, at lower of cost or realizable value	9,850	4,492	157,906	—	172,248
Investment in subsidiaries	5,539,325	1,789,512	—	(7,328,837)	—
Loans held-for-sale, at lower of cost or fair value	—	—	137,000	—	137,000

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,176	—	22,452,637	—	22,453,813
Loans covered under loss-sharing agreements with the FDIC	—	—	646,115	—	646,115
Less - Unearned income	—	—	107,698	—	107,698
Allowance for loan losses	3	—	537,108	—	537,111

Total loans held-in-portfolio, net	1,173	—	22,453,946	—	22,455,119

FDIC loss-share asset	—	—	310,221	—	310,221
Premises and equipment, net	2,823	—	499,788	—	502,611
Other real estate not covered under loss-sharing agreements with the FDIC	532	—	154,699	—	155,231
Other real estate covered under loss-sharing agreements with the FDIC	—	—	36,685	—	36,685
Accrued income receivable	85	115	124,070	(36)	124,234
Mortgage servicing assets, at fair value	—	—	211,405	—	211,405
Other assets	54,908	23,596	2,132,616	(17,958)	2,193,162
Goodwill	—	—	626,388	—	626,388
Other intangible assets	554	—	57,555	—	58,109

Total assets	$5,897,988	$1,842,246	$35,679,104	$(7,657,605)	$35,761,733

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,426,359	$(24,844)	$6,401,515
Interest bearing	—	—	21,094,138	(285,930)	20,808,208

Total deposits	—	—	27,520,497	(310,774)	27,209,723

Federal funds purchased and assets sold under agreements to repurchase	—	—	762,145	—	762,145
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	733,516	148,483	780,509	—	1,662,508
Other liabilities	59,148	6,659	971,429	(18,218)	1,019,018
Liabilities from discontinued operations	—	—	1,815	—	1,815

Total liabilities	792,664	155,142	30,037,595	(328,992)	30,656,409

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,038	2	56,307	(56,309)	1,038
Surplus	4,220,629	4,111,208	5,712,635	(9,815,316)	4,229,156
Retained earnings (accumulated deficit)	1,096,484	(2,416,251)	128,459	2,279,265	1,087,957
Treasury stock, at cost	(6,101)	—	—	—	(6,101)
Accumulated other comprehensive loss, net of tax	(256,886)	(7,855)	(255,892)	263,747	(256,886)

Total stockholders’ equity	5,105,324	1,687,104	5,641,509	(7,328,613)	5,105,324

Total liabilities and stockholders’ equity	$5,897,988	$1,842,246	$35,679,104	$(7,657,605)	$35,761,733

Condensed Consolidating Statement of Operations (Unaudited)

Quarter ended June 30, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$24,200	$—	$—	$(24,200)	$—
Loans	20	—	369,701	—	369,721
Money market investments	323	30	3,889	(353)	3,889
Investment securities	143	81	36,501	—	36,725
Trading account securities	—	—	1,875	—	1,875

Total interest and dividend income	24,686	111	411,966	(24,553)	412,210

Interest expense:
Deposits	—	—	30,952	(353)	30,599
Short-term borrowings	—	—	2,058	—	2,058
Long-term debt	13,118	2,692	3,192	—	19,002

Total interest expense	13,118	2,692	36,202	(353)	51,659

Net interest income (expense)	11,568	(2,581)	375,764	(24,200)	360,551
Provision for loan losses- non-covered loans	31	—	39,637	—	39,668
Provision for loan losses- covered loans	—	—	804	—	804

Net interest income (expense) after provision for loan losses	11,537	(2,581)	335,323	(24,200)	320,079

Service charges on deposit accounts	—	—	40,296	—	40,296
Other service fees	—	—	58,224	(1,279)	56,945
Mortgage banking activities	—	—	16,227	—	16,227
Net gain on sale of investment securities	1,583	—	—	—	1,583
Other-than-temporary impairment losses on investment securities	—	—	(209)	—	(209)
Trading account profit	35	—	1,082	—	1,117
Adjustments (expense) to indemnity reserves on loans sold	—	—	(5,746)	—	(5,746)
FDIC loss-share expense	—	—	(12,576)	—	(12,576)
Other operating income	1,812	(1,636)	12,701	(11)	12,866

Total non-interest income	3,430	(1,636)	109,999	(1,290)	110,503

Operating expenses:
Personnel costs	10,634	—	106,074	—	116,708
Net occupancy expenses	845	—	20,869	—	21,714
Equipment expenses	643	—	14,618	—	15,261
Other taxes	47	—	10,123	—	10,170
Professional fees	2,331	30	78,491	(227)	80,625
Communications	140	—	5,872	—	6,012
Business promotion	486	—	13,219	—	13,705
FDIC deposit insurance	—	—	5,362	—	5,362
Other real estate owned (OREO) expenses	68	—	12,912	—	12,980
Other operating expenses	(15,950)	4	39,998	(537)	23,515
Amortization of intangibles	—	—	3,097	—	3,097

Total operating expenses	(756)	34	310,635	(764)	309,149

Income (loss) before income tax and equity in earnings of subsidiaries	15,723	(4,251)	134,687	(24,726)	121,433
Income tax (benefit) expense	—	(1,488)	34,140	(206)	32,446

Income (loss) before equity in earnings of subsidiaries	15,723	(2,763)	100,547	(24,520)	88,987
Equity in undistributed earnings ofsubsidiaries	73,264	12,176	—	(85,440)	—

Net Income	$88,987	$9,413	$100,547	$(109,960)	$88,987

Comprehensive income, net of tax	$125,125	$16,343	$137,225	$(153,568)	$125,125

Condensed Consolidating Statement of Operations (Unaudited)

Six months ended June 30, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$53,900	$—	$—	$(53,900)	$—
Loans	39	—	732,879	—	732,918
Money market investments	578	51	6,752	(629)	6,752
Investment securities	381	161	72,454	—	72,996
Trading account securities	—	—	3,564	—	3,564

Total interest and dividend income	54,898	212	815,649	(54,529)	816,230

Interest expense:
Deposits	—	—	61,102	(629)	60,473
Short-term borrowings	—	—	3,919	—	3,919
Long-term debt	26,235	5,385	7,255	—	38,875

Total interest expense	26,235	5,385	72,276	(629)	103,267

Net interest income (expense)	28,663	(5,173)	743,373	(53,900)	712,963
Provision for loan losses- non-covered loans	(3)	—	87,611	—	87,608
Provision for loan losses- covered loans	—	—	(2,301)	—	(2,301)

Net interest income (expense) after provision for loan losses	28,666	(5,173)	658,063	(53,900)	627,656

Service charges on deposit accounts	—	—	80,158	—	80,158
Other service fees	—	—	111,663	(1,336)	110,327
Mortgage banking activities	—	—	26,778	—	26,778
Net gain on sale of investment securities	1,583	—	—	—	1,583
Other-than-temporary impairment losses on investment securities	—	—	(209)	—	(209)
Trading account profit	59	—	896	—	955
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(304)	—	(304)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,844)	—	(9,844)
FDIC loss-share expense	—	—	(15,722)	—	(15,722)
Other operating income	5,068	(2,939)	26,300	(18)	28,411

Total non-interest income	6,710	(2,939)	219,716	(1,354)	222,133

Operating expenses:
Personnel costs	26,055	—	217,744	—	243,799
Net occupancy expenses	1,761	—	40,383	—	42,144
Equipment expenses	1,088	—	28,721	—	29,809
Other taxes	94	—	20,271	—	20,365
Professional fees	5,212	60	151,096	(284)	156,084
Communications	277	—	12,055	—	12,332
Business promotion	951	—	23,864	—	24,815
FDIC deposit insurance	—	—	12,732	—	12,732
Other real estate owned (OREO) expenses	68	—	22,053	—	22,121
Other operating expenses	(36,378)	43	78,104	(1,089)	40,680
Amortization of intangibles	—	—	6,211	—	6,211

Total operating expenses	(872)	103	613,234	(1,373)	611,092

Income (loss) before income tax and equity in earnings of subsidiaries	36,248	(8,215)	264,545	(53,881)	238,697
Income tax expense (benefit)	3	(2,875)	67,576	7	64,711

Income (loss) before equity in
earnings of subsidiaries	36,245	(5,340)	196,969	(53,888)	173,986
Equity in undistributed earnings of subsidiaries	137,741	21,099	—	(158,840)	—

Net Income	$173,986	$15,759	$196,969	$(212,728)	$173,986

Comprehensive income, net of tax	$285,260	$43,638	$309,260	(352,898)	$285,260

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$1,500	$—	$—	$(1,500)	$—
Loans	169	2	374,109	(147)	374,133
Money market investments	2	1	1,844	(2)	1,845
Investment securities	190	80	31,027	—	31,297
Trading account securities	—	—	3,026	—	3,026

Total interest and dividend income	1,861	83	410,006	(1,649)	410,301

Interest expense:
Deposits	—	—	26,260	(2)	26,258
Short-term borrowings	—	127	1,883	(147)	1,863
Long-term debt	13,117	2,695	3,815	—	19,627

Total interest expense	13,117	2,822	31,958	(149)	47,748

Net interest (expense) income	(11,256)	(2,739)	378,048	(1,500)	362,553
Provision for loan losses- non-covered loans	227	—	60,241	—	60,468
Provision for loan losses- covered loans	—	—	15,766	—	15,766

Net interest (expense) income after provision for loan losses	(11,483)	(2,739)	302,041	(1,500)	286,319

Service charges on deposit accounts	—	—	40,138	—	40,138
Other service fees	—	—	60,661	(1,240)	59,421
Mortgage banking activities	—	—	21,325	—	21,325
Net gain on sale of investment securities	—	—	5	—	5
Other-than-temporary impairment losses on investment securities	—	—	(14,445)	—	(14,445)
Trading account loss	(18)	—	(3,090)	—	(3,108)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	681	—	681
Adjustments (expense) to indemnity reserves on loans sold	—	—	419	—	419
FDIC loss-share income	—	—	19,075	—	19,075
Other operating income	3,423	524	13,315	(14)	17,248

Total non-interest income	3,405	524	138,084	(1,254)	140,759

Operating expenses:
Personnel costs	14,470	—	106,507	—	120,977
Net occupancy expenses	787	—	22,499	—	23,286
Equipment expenses	472	—	15,453	—	15,925
Other taxes	652	—	10,461	—	11,113
Professional fees	2,323	32	76,154	(60)	78,449
Communications	108	—	6,045	—	6,153
Business promotion	408	—	13,368	—	13,776
FDIC deposit insurance	—	—	8,542	—	8,542
Other real estate owned (OREO) expenses	—	—	44,816	—	44,816
Other operating expenses	(15,184)	109	46,795	(638)	31,082
Amortization of intangibles	—	—	2,881	—	2,881
Restructuring cost	—	—	6,174	—	6,174

Total operating expenses	4,036	141	359,695	(698)	363,174

(Loss) income before income tax and equity in earnings of subsidiaries	(12,114)	(2,356)	80,430	(2,056)	63,904
Income tax benefit	(47)	—	(533,270)	(216)	(533,533)

(Loss) income before equity in earnings of subsidiaries	(12,067)	(2,356)	613,700	(1,840)	597,437
Equity in undistributed earnings of subsidiaries	609,504	559,026	—	(1,168,530)	—

Income from continuing operations	597,437	556,670	613,700	(1,170,370)	597,437
Income from discontinued operations, net of tax	—	—	15	—	15
Equity in undistributed earnings of discontinued operations	15	15	—	(30)	—

Net Income	$597,452	$556,685	$613,715	$(1,170,400)	$597,452

Comprehensive income, net of tax	$572,821	$545,987	$589,116	$(1,135,103)	$572,821

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2015
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$3,000	$—	$—	$(3,000)	$—
Loans	309	2	729,722	(269)	729,764
Money market investments	4	3	3,288	(4)	3,291
Investment securities	333	161	61,104	—	61,598
Trading account securities	—	—	5,722	—	5,722

Total interest and dividend income	3,646	166	799,836	(3,273)	800,375

Interest expense:
Deposits	—	—	52,126	(4)	52,122
Short-term borrowings	—	228	3,638	(269)	3,597
Long-term debt	26,235	5,390	7,283	—	38,908

Total interest expense	26,235	5,618	63,047	(273)	94,627

Net interest (expense) income	(22,589)	(5,452)	736,789	(3,000)	705,748
Provision for loan losses- non-covered loans	227	—	89,952	—	90,179
Provision for loan losses- covered loans	—	—	26,090	—	26,090

Net interest (expense) income after provision for loan losses	(22,816)	(5,452)	620,747	(3,000)	589,479

Service charges on deposit accounts	—	—	79,155	—	79,155
Other service fees	—	—	114,375	(1,328)	113,047
Mortgage banking activities	—	—	34,177	—	34,177
Net gain on sale of investment securities	—	—	5	—	5
Other-than temporary impairment losses on
investment securities	—	—	(14,445)	—	(14,445)
Trading account profit (loss)	22	—	(2,716)	—	(2,694)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	602	—	602
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,107)	—	(4,107)
FDIC loss-share expense	—	—	23,214	—	23,214
Other operating income (loss)	6,391	(305)	20,984	(30)	27,040

Total non-interest income (loss)	6,413	(305)	251,244	(1,358)	255,994

Operating expenses:
Personnel costs	26,378	—	211,057	—	237,435
Net occupancy expenses	1,767	—	43,228	—	44,995
Equipment expenses	1,017	—	28,319	—	29,336
Other taxes	(806)	—	20,493	—	19,687
Professional fees	5,097	442	148,586	(148)	153,977
Communications	225	—	12,104	—	12,329
Business promotion	844	—	23,745	—	24,589
FDIC deposit insurance	—	—	14,940	—	14,940
Other real estate owned (OREO) expenses	—	—	67,885	—	67,885
Other operating expenses	(32,119)	218	81,614	(1,283)	48,430
Amortization of intangibles	—	—	4,985	—	4,985
Restructuring costs	—	—	16,927	—	16,927

Total operating expenses	2,403	660	673,883	(1,431)	675,515

(Loss) income before income tax and equity in earnings of subsidiaries	(18,806)	(6,417)	198,108	(2,927)	169,958
Income tax (benefit) expense	—	—	(500,993)	29	(500,964)

(Loss) income before equity in earnings of subsidiaries	(18,806)	(6,417)	699,101	(2,956)	670,922
Equity in undistributed earnings of subsidiaries	689,728	560,295	—	(1,250,023)	—

Income from continuing operations	670,922	553,878	699,101	(1,252,979)	670,922
Income from discontinued operations, net of tax	—	—	1,356	—	1,356
Equity in undistributed earnings of discontinued operations	1,356	1,356	—	(2,712)	—

Net Income	$672,278	$555,234	$700,457	$(1,255,691)	$672,278

Comprehensive income, net of tax	$683,119	$557,827	711,194	$(1,269,021)	$683,119

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2016
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$173,986	$15,759	$196,969	$(212,728)	$173,986

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(137,741)	(21,099)	—	158,840	—
Provision (reversal) for loan losses	(3)	—	85,310	—	85,307
Amortization of intangibles	—	—	6,211	—	6,211
Depreciation and amortization of premises and equipment	353	—	22,788	—	23,141
Net accretion of discounts and amortization of premiums and deferred fees	1,043	15	(25,782)	—	(24,724)
Other-than-temporary impairment on investment securities	—	—	209	—	209
Fair value adjustments on mortgage servicing rights	—	—	12,817	—	12,817
FDIC loss-share expense	—	—	15,722	—	15,722
Adjustments (expense) to indemnity reserves on loans sold	—	—	9,844	—	9,844
(Earnings) losses from investments under the equity method	(5,069)	2,939	(11,551)	—	(13,681)
Deferred income tax expense (benefit)	3	(2,875)	52,180	8	49,316
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(1)	—	2,425	—	2,424
Sale and valuation adjustments of investment securities	(1,583)	—	—	—	(1,583)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(15,577)	—	(15,577)
Sale of foreclosed assets, including write-downs	68	—	9,503	—	9,571
Acquisitions of loans held-for-sale	—	—	(148,725)	—	(148,725)
Proceeds from sale of loans held-for-sale	—	—	43,110	—	43,110
Net originations on loans held-for-sale	—	—	(247,287)	—	(247,287)
Net (increase) decrease in:
Trading securities	(251)	—	393,339	90	393,178
Accrued income receivable	(17)	(30)	3,252	50	3,255
Other assets	839	35	(19,889)	(2,336)	(21,351)
Net (decrease) increase in:
Interest payable	—	—	(1,158)	(50)	(1,208)
Pension and other postretirement benefits obligations	—	—	2,300	—	2,300
Other liabilities	(3,244)	(397)	7,635	2,316	6,310

Total adjustments	(145,603)	(21,412)	196,676	158,918	188,579

Net cash provided by (used in) operating activities	28,383	(5,653)	393,645	(53,810)	362,565

Cash flows from investing activities:
Net (increase) decrease in money market investments	(82)	5,442	(605,325)	(5,442)	(605,407)
Purchases of investment securities:
Available-for-sale	—	—	(1,682,199)	—	(1,682,199)
Other	—	—	(70,302)	—	(70,302)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	632,284	—	632,284
Held-to-maturity	—	—	2,209	—	2,209
Other	—	—	47,859	—	47,859
Proceeds from sale of investment securities:
Other	1,583	—	26,127	—	27,710
Net repayments (disbursements) on loans	17	—	(61,216)	—	(61,199)
Proceeds from sale of loans	—	—	95,940	—	95,940
Acquisition of loan portfolios	—	—	(308,949)	—	(308,949)
Net payments from FDIC under loss-sharing agreements	—	—	88,588	—	88,588
Return of capital from equity method investments	118	206	—	—	324
Return of capital from wholly-owned subsidiaries	14,000	—	—	(14,000)	—
Acquisition of premises and equipment	(651)	—	(60,093)	—	(60,744)
Proceeds from sale of:
Premises and equipment and other productive assets	46	—	2,793	—	2,839
Foreclosed assets	216	—	28,679	—	28,895

Net cash provided by (used in) investing activities	15,247	5,648	(1,863,605)	(19,442)	(1,862,152)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,537,432	(7,341)	1,530,091
Federal funds purchased and assets sold under agreements to repurchase	—	—	59,460	—	59,460
Other short-term borrowings	—	—	30,000	—	30,000
Payments of notes payable	—	—	(216,501)	—	(216,501)
Proceeds from issuance of notes payable	—	—	128,883	—	128,883
Proceeds from issuance of common stock	3,710	—	—	—	3,710
Dividends paid to parent company	—	—	(53,900)	53,900	—
Dividends paid	(32,953)	—	—	—	(32,953)
Net payments for repurchase of common stock	(1,379)	—	—	(90)	(1,469)
Return of capital to parent company	—	—	(14,000)	14,000	—

Net cash (used in) provided by financing activities	(30,622)	—	1,471,374	60,469	1,501,221

Net increase (decrease) in cash and due from banks	13,008	(5)	1,414	(12,783)	1,634
Cash and due from banks at beginning of period	24,298	600	363,620	(24,844)	363,674

Cash and due from banks at end of period	$37,306	$595	$365,034	$(37,627)	$365,308

During the six months ended June 30, 2016 there have not been any cash flows associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2015
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$672,278	$555,234	$700,457	$(1,255,691)	$672,278

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(691,084)	(561,651)	—	1,252,735	—
Provision for loan losses	227	—	116,042	—	116,269
Amortization of intangibles	—	—	4,985	—	4,985
Depreciation and amortization of premises and equipment	374	—	23,575	—	23,949
Net accretion of discounts and amortization of premiums and deferred fees	—	—	(42,167)	—	(42,167)
Other-than-temporary impairment on investment securities	—	—	14,445	—	14,445
Fair value adjustments on mortgage servicing rights	—	—	6,846	—	6,846
FDIC loss-share income	—	—	(23,214)	—	(23,214)
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,107	—	4,107
(Earnings) losses from investments under the equity method	(6,391)	305	(3,720)	—	(9,806)
Deferred income tax benefit	—	—	(511,157)	29	(511,128)
(Gain) loss on:
Disposition of premises and equipment	(1)	—	(1,428)	—	(1,429)
Sale and valuation adjustments of investment securities	—	—	(5)	—	(5)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(15,034)	—	(15,034)
Sale of foreclosed assets, including write-downs	—	—	54,711	—	54,711
Acquisitions of loans held-for-sale	—	—	(249,059)	—	(249,059)
Proceeds from sale of loans held-for-sale	—	—	51,062	—	51,062
Net originations on loans held-for-sale	—	—	(379,264)	—	(379,264)
Net (increase) decrease in:
Trading securities	(117)	—	481,388	—	481,271
Accrued income receivable	(183)	(1)	(655)	183	(656)
Other assets	2,298	55	31,314	(115)	33,552
Net increase (decrease) in:
Interest payable	—	183	475	(183)	475
Pension and other postretirement benefits obligations	—	—	1,641	—	1,641
Other liabilities	(10,443)	(61)	(30,976)	42	(41,438)

Total adjustments	(705,320)	(561,170)	(466,088)	1,252,691	(479,887)

Net cash (used in) provided by operating activities	(33,042)	(5,936)	234,369	(3,000)	192,391

Cash flows from investing activities:
Net decrease (increase) in money market investments	18,481	(933)	(1,451,033)	933	(1,432,552)
Purchases of investment securities:
Available-for-sale	—	—	(985,427)	—	(985,427)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(12,805)	—	(12,805)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	867,168	—	867,168
Held-to-maturity	—	—	2,389	—	2,389
Other	—	—	31,592	—	31,592
Proceeds from sale of investment securities:
Available for sale	—	—	70,005	—	70,005
Other	—	—	8,399	—	8,399
Net repayments on loans	22,400	1	374,209	(22,386)	374,224
Proceeds from sale of loans	—	—	27,780	—	27,780
Acquisition of loan portfolios	—	(350)	(140,492)	171	(140,671)
Net payments from FDIC under loss-sharing agreements	—	—	164,423	—	164,423
Net cash received and acquired from business combination	—	—	738,296	—	738,296
Acquisition of servicing assets	—	—	(3,897)	—	(3,897)
Cash paid related to business acquisitions	—	—	(17,250)	—	(17,250)
Mortgage servicing rights purchased	—	—	(2,400)	—	(2,400)
Acquisition of premises and equipment	(677)	—	(30,140)	—	(30,817)
Proceeds from sale of:
Premises and equipment	4	—	7,897	—	7,901
Foreclosed assets	—	—	98,287	—	98,287

Net cash provided by (used in) investing activities	40,208	(1,282)	(253,249)	(21,282)	(235,605)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	752,959	(7,172)	745,787
Federal funds purchased and assets sold under agreements to repurchase	—	—	(150,413)	—	(150,413)
Other short-term borrowings	—	7,214	(77,815)	22,386	(48,215)
Payments of notes payable	—	—	(430,003)	—	(430,003)
Proceeds from issuance of notes payable	—	—	103,231	—	103,231
Proceeds from issuance of common stock	2,536	—	—	—	2,536
Dividends paid to parent company	—	—	(3,000)	3,000	—
Dividends paid	(1,861)	—	—	—	(1,861)
Net payments for repurchase of common stock	(1,696)	—	1	—	(1,695)
Return of capital to parent company	—	—	171	(171)	—

Net cash (used in) provided by financing activities	(1,021)	7,214	195,131	18,043	219,367

Net increase (decrease) in cash and due from banks	6,145	(4)	176,251	(6,239)	176,153
Cash and due from banks at beginning of period	20,448	608	380,890	(20,851)	381,095

Cash and due from banks at end of period	$26,593	$604	$557,141	$(27,090)	$557,248

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, including residential mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”). BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank (“PCB”), operates branches in New York, New Jersey and Southern Florida. Note 35 to the consolidated financial statements presents information about the Corporation’s business segments. As of June 30, 2016, the Corporation had a 15.74% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended June 30, 2016 the Corporation recorded $1.6 million in earnings from its investment in EVERTEC which had a carrying amount of $35.1 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended June 30, 2016 the Corporation recorded $6.3 million in earnings from its investment in BHD Leon, which had a carrying amount of $116.0 million, as of the end of the quarter.

QUARTERLY HIGHLIGHTS

•	The Corporation’s results for the second quarter of 2016, include the sale of commercial and construction loans with a carrying value of approximately $100 million and OREO with a carrying value of $9 million acquired in 2010 from the FDIC as receiver for Westernbank (“WB”). The sale resulted in a net benefit before taxes of approximately $8 million from the sale of the loans and a loss of $5.1 million from the sale of OREOs. Additionally, the Corporation incurred $1.8 million in fees for professional services directly associated with this transaction.

•	On May 26, 2016, EVERTEC, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2015, which included restated audited results for the years ended December 31, 2014 and 2013, correcting certain errors involved with the accounting for tax positions taken by EVERTEC in the 2010 tax year and other miscellaneous accounting adjustments. The Corporation’s proportionate share of the cumulative impact of EVERTEC’s restatement and other corrective adjustments to its financial statements was approximately $2.2 million and is reflected as part of other non-interest income.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and six months ended June 30, 2016 and 2015.

Table 1 - Financial Highlights

Financial Condition Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2016	December 31, 2015	Variance	June 30, 2016	June 30, 2015	Variance
Money market investments	$2,785,500	$2,180,092	$605,408	$2,594,697	$2,231,909	$362,788
Investment and trading securities	7,583,294	6,407,802	1,175,492	7,024,039	5,941,278	1,082,761
Loans	23,270,169	23,129,230	140,939	23,064,939	22,949,753	115,186
Earning assets	33,638,963	31,717,124	1,921,839	32,683,676	31,122,940	1,560,736
Total assets	37,606,148	35,761,733	1,844,415	36,629,755	34,696,180	1,933,575
Deposits*	28,737,856	27,209,723	1,528,133	28,093,043	26,459,216	1,633,827
Borrowings	2,428,752	2,425,853	2,899	2,374,022	2,866,035	(492,013)
Stockholders’ equity	5,359,831	5,105,324	254,507	5,226,895	4,363,634	863,261
Liabilities from discontinued operations	1,815	1,815	—	1,815	2,384	(569)

*	Average deposits exclude average derivatives.

Operating Highlights	Quarters ended June 30,				Six months ended June 30,
(In thousands, except per share information)	2016		2015	Variance	2016	2015	Variance
Net interest income		$360,551	$362,553	$(2,002)	$712,963	$705,748	$7,215
Provision for loan losses - non-covered loans		39,668	60,468	(20,800)	87,608	90,179	(2,571)
Provision (reversal) for loan losses - covered loans		804	15,766	(14,962)	(2,301)	26,090	(28,391)
Non-interest income		110,503	140,759	(30,256)	222,133	255,994	(33,861)
Operating expenses		309,149	363,174	(54,025)	611,092	675,515	(64,423)

Income from continuing operations before income tax		121,433	63,904	57,529	238,697	169,958	68,739
Income tax expense (benefit)		32,446	(533,533)	565,979	64,711	(500,964)	565,675

Income from continuing operations		$88,987	$597,437	$(508,450)	$173,986	$670,922	$(496,936)

Income from discontinued operations, net of tax		—	15	(15)	—	1,356	(1,356)

Net income		$88,987	$597,452	$(508,465)	$173,986	$672,278	$(498,292)

Net income applicable to common stock		$88,056	$596,521	$(508,465)	$172,124	$670,417	$(498,293)

Net income from continuing operations		$0.85	$5.80	$(4.95)	$1.67	$6.51	$(4.84)
Net income from discontinued operations		$—	$—	$—	$—	$0.01	$(0.01)

Net income per Common Share – Basic	$	$ 0.85	$5.80	(4.95)	$1.67	$6.52	$(4.85)

Net income from continuing operations		$0.85	$5.79	$(4.94)	$1.67	$6.49	$(4.82)
Net income from discontinued operations		$—	$—	$—	$—	$0.01	$(0.01)

Net income per Common Share – Diluted		$0.85	$5.79	$(4.94)	$1.67	$6.50	$(4.83)

	Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information	2016	2015	2016	2015
Common Stock Data
Market price
High	$31.34	$35.45	$31.34	$35.58
Low	26.66	28.86	22.62	28.86
End	29.30	28.86	29.30	28.86
Book value per common share at period end	51.20	47.34	51.52	47.34

Profitability Ratios
Return on assets	0.96%	6.74%	0.96%	3.91%
Return on common equity	6.80	54.93	6.69	31.34
Net interest spread (taxable equivalent) - Non-GAAP	4.35	4.60	4.41	4.62
Net interest margin (taxable equivalent) - Non-GAAP	4.57	4.80	4.64	4.83

Capitalization Ratios
Average equity to average assets	14.08%	12.38%	14.27%	12.58%
Tier I capital	16.29	15.93	16.29	15.93
Total capital	19.29	18.50	19.29	18.50
Tier 1 leverage	11.29	11.59	11.29	11.59

Adjusted results of operations – Non-GAAP financial measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”), the (“reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain transactions on the results of its operations. Throughout this MD&A, the Corporation presents a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted results” provide meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to tables 42 to 47 for a reconciliation of the reported results for the quarter and six months ended June 30, 2016 and June 30, 2015.

Net interest income on a taxable equivalent basis-Non-GAAP financial measure

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables 2 and 3 for the quarter and six-months ended June 30, 2016 as compared with the same periods in 2015, segregated by major categories of interest earning assets and interest bearing liabilities.

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

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended June 30, 2016

•	For the quarter ended June 30, 2016, the Corporation recorded net income of $89.0 million, compared to a net income of $597.5 million for the same quarter of the previous year. The results for the second quarter of 2015 include a tax benefit of $544.9 million as a result of the partial reversal of the valuation allowance on the Corporation’s deferred tax asset from the U.S. operations. The adjusted net income for the second quarter of 2016 was $90.6 million, compared to $90.1 million for the same quarter of 2015. Refer to tables 42 to 44 for a detail of the adjustments to arrive at the adjusted net income.

•	Net interest income, on a taxable equivalent basis, was $382.5 million, relatively flat when compared to the same quarter of 2015. Excluding the benefit of the $2.1 million in income related to the bulk loan sale of WB loans, detailed in table 42, net interest income was $380.4 million for the second quarter of 2016, a decrease of $2.3 million when compared to the same quarter of 2015 driven by lower income from WB loans as this portfolio continues its expected run-off, the impact of lower mortgage loans originations and higher expense from deposits due to higher volumes; partially offset by higher income from investment securities and income from commercial and consumer loans at the BPNA segment. Net interest margin, on a taxable equivalent basis, for the second quarter of 2016 was 4.59%, compared to 4.80% for the same quarter of 2015. The adjusted net interest margin for the second quarter of 2016 was 4.57%, a decrease of 23 basis points when compared to the 4.80% for the same quarter of 2015.

•	Non-interest income decreased by $30.3 million for the quarter ended June 30, 2016, compared with the same quarter of the previous year. The FDIC loss share income (expense) reflected an unfavorable variance of $31.7 million mainly from mirror accounting income of $17.6 million related to the loss on a bulk sale of covered OREO and an unfavorable fair value adjustment on the true up payment obligation, offset by lower amortization of the indemnification asset. The results for the second quarter of 2016 include an unfavorable adjustment of $2.2 million that represents the Corporation’s proportionate share of the impact of the restatement of EVERTEC’s financial statements, as described in Note 25 to the financial statements in this form 10Q. The results for the second quarter of 2015 include an other-than-temporary impairment of $14.4 million on the portfolio of securities classified as Obligations from the Puerto Rico Government. On an adjusted basis, non-interest income declined by $35.2 million.

•	The total provision for loan losses was $40.5 million, compared to $76.2 million for the same quarter of 2015, reflecting lower loss trends and lower reserves for impairment losses in P.R. Credit metrics for the BPNA segment continued strong, while reflecting the impact of loan growth. The results for the second quarter of 2016, include recoveries of $5.4 million from the bulk sale of WB loans. On an adjusted basis, the total provision for loan losses reflected a decrease of $30.3 million compared to the same quarter of 2015.

•	Total non-performing assets, including covered, were $836 million at June 30, 2016, a decline of $7 million, or 1% from December 31, 2015. The decline reflects lower non-performing loans by $30 million, offset by an increase in OREO of $23 million, mainly residential properties. At June 30, 2016, NPLs to total loans held-in-portfolio was 2.6% compared to 2.7% in December 31, 2015. Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Operating expenses decreased by $54.0 million for the quarter ended June 30, 2016, compared to the same quarter of the previous year, mainly due to lower OREO expenses by $31.8 million due to the loss of $22.0 million from the bulk sale of covered OREO completed in 2015, lower other operating expenses and lower restructuring costs from the reorganization of BPNA. On an adjusted basis, operating expenses decreased by $20.0 million.

•	The income tax expense for the second quarter of 2016 was $32.4 million, compared to an income tax benefit of $533.5 million for the same quarter of the previous year, which reflected the tax benefit of $544.9 million as a result of the partial reversal of the valuation allowance on the Corporation’s deferred tax asset from the U.S. operations. On an adjusted basis, the income tax expense for the second quarter of 2016 was $32.1 million, compared to $21.5 million for the same quarter of 2015.

•	The Corporation’s total assets at June 30, 2016 amounted to $37.6 billion, compared to $35.8 billion at December 31, 2015. Money market and investment securities increased by $605.4 million, due mainly to increase in cash balances from deposits. Investment securities available-for-sale increased by $1.1 billion due to purchases of MBS and U.S. Treasury securities. Total deposits increased by $1.5 billion, mainly from government deposit accounts at BPPR, NOW accounts and commercial checking accounts, offset by lower brokered CDs.

•	Stockholders’ equity totalled $5.4 billion at June 30, 2016, compared with $5.1 billion at December 31, 2015. The increase resulted mainly from the Corporation’s net income of $174.0 million, a favorable variance of $108 million in unrealized gains on securities available-for-sale, partially offset by payments of dividends of $31.1 million on common stock of $0.15 per share and $1.9 million in dividends on preferred stock.

Refer to the Financial Condition Analysis section of this MD&A for additional information.

•	Capital ratios continued to be strong. As of June 30, 2016 the Corporation’s Common equity Tier 1 Capital ratio was 16.29% while the tangible common equity ratio was 12.53%. Refer to Table 14 for capital ratios and Table 15 for Non-GAAP reconciliations.

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

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Average outstanding securities balances are based on amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Excluding the discount accretion on covered loans accounted for under Subtopic ASC 310-30, interest income for the quarter and six-months ended June 30, 2016 included a favorable impact for the amortization of these items, of $3.4 million and $8.2 million, respectively, compared with a favorable impact of $4.9 million and $6.5 million in the same periods in 2015.

Taxable equivalent net interest income was $382.5 million for the second quarter of 2016, compared to $382.7 million for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the second quarter of 2016 was 4.59%, compared to 4.80% for the same quarter of 2015.

Excluding the impact of the $2.1 million in income related to the bulk loan sale, net interest income on a taxable equivalent basis was $380.4 million for the second quarter of 2016, a decrease of $2.3 million when compared to the $382.7 million for same quarter of 2015. The adjusted net interest margin for the second quarter of 2016 was 4.57%, a decrease of 23 basis points when compared to the 4.80% for the same quarter of 2015. The main reasons for the decrease are described below:

•	Lower interest income from WB loans related to a lower volume as part of the normal portfolio run-off.

•	Lower income from mortgage loans mainly from lower volumes at both P.R. and U.S. due to slower origination activity.

•	Higher interest expense on deposits mainly due to higher average volumes in most categories mainly higher volume of deposits from the public sector and higher volumes in the U.S. to fund the loan growth. These increases were partially offset by a decrease in the average volume of brokered CDs. The increase in deposit cost is mostly related to a higher cost of time deposits and money markets in the U.S.

These negative variances were partially offset by:

•	Higher interest income from investment securities due mainly to higher volumes of mortgage backed securities; partially offset by lower yields on acquired investments.

•	Higher income from commercial loans mainly due to higher volume of loans in the U.S. at lower yields.

•	Higher interest income from consumer loans due to higher volume of personal loans related to acquired loans mainly in the BPNA segment, partially offset by lower income from credit cards mainly due to lower average volume in the portfolio.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Quarters ended June 30,

										Variance
Average Volume			Average Yields /Costs				Interest			Attributable to
2016	2015	Variance	2016	2015	Variance		2016	2015	Variance	Rate	Volume
($ in millions)							(In thousands)
$3,003	$2,530	$473	0.52%	0.29%	0.23%	Money market investments	$3,889	$1,845	$2,044	$1,767	$277
7,147	5,812	1,335	2.72	2.66	0.06	Investment securities	48,661	38,591	10,070	(794)	10,864
136	233	(97)	7.13	6.25	0.88	Trading securities	2,415	3,635	(1,220)	447	(1,667)

10,286	8,575	1,711	2.14	2.06	0.08	Total money market, investment and trading securities	54,965	44,071	10,894	1,420	9,474

						Loans:
9,150	8,776	374	5.05	5.19	(0.14)	Commercial	114,925	113,515	1,410	(3,346)	4,756
723	682	41	5.43	6.02	(0.59)	Construction	9,747	10,247	(500)	(1,084)	584
651	583	68	6.73	6.93	(0.20)	Leasing	10,951	10,100	851	(302)	1,153
6,743	7,175	(432)	5.53	5.44	0.09	Mortgage	93,145	97,561	(4,416)	1,534	(5,950)
3,865	3,823	42	10.47	10.45	0.02	Consumer	100,628	99,587	1,041	(481)	1,522

21,132	21,039	93	6.26	6.30	(0.04)	Sub-total loans	329,396	331,010	(1,614)	(3,679)	2,065
2,013	2,350	(337)	9.53	9.44	0.09	WB loans [1]	47,737	55,335	(7,598)	(12)	(7,586)

23,145	23,389	(244)	6.54	6.62	(0.08)	Total loans	377,133	386,345	(9,212)	(3,691)	(5,521)

$33,431	$31,964	$1,467	5.19%	5.40%	(0.21)%	Total earning assets	$432,098	$430,416	$1,682	$(2,271)	$3,953

						Interest bearing deposits:
$7,023	$5,507	$1,516	0.38%	0.36%	0.02%	NOW and money market [2]	$6,596	$4,911	$1,685	$720	$965
7,487	7,040	447	0.24	0.23	0.01	Savings	4,447	4,102	345	(5)	350
7,866	8,530	(664)	1.00	0.81	0.19	Time deposits	19,556	17,245	2,311	3,373	(1,062)

22,376	21,077	1,299	0.55	0.50	0.05	Total deposits	30,599	26,258	4,341	4,088	253

801	1,052	(251)	1.03	0.71	0.32	Short-term borrowings	2,058	1,864	194	647	(453)
1,506	1,803	(297)	5.07	4.36	0.71	Other medium and long-term debt	19,002	19,626	(624)	1,412	(2,036)

24,683	23,932	751	0.84	0.80	0.04	Total interest bearing liabilities	51,659	47,748	3,911	6,147	(2,236)

6,481	6,247	234				Non-interest bearing demand deposits
2,267	1,785	482				Other sources of funds

$33,431	$31,964	$1,467	0.62%	0.60%	0.02%	Total source of funds	51,659	47,748	3,911	6,147	(2,236)

			4.57%	4.80%	(0.23)%	Adjusted net interest margin/income on a taxable equivalent basis	380,439	382,668	(2,229)	$(8,418)	$6,189

			4.35%	4.60%	(0.25)%	Adjusted net interest spread

						Impact of bulk loan sale	2,057	—	2,057
			4.59%	4.80%	(0.21)%	Net interest margin/ income on a taxable equivalent basis	$382,496	$382,668	$(172)

						Taxable equivalent adjustment	21,945	20,115	1,830

						Net interest income	$360,551	$362,553	$(2,002)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Including the impact of the WB loans bulk sale, the yield for WB loans would have been 9.94%.
[2]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Taxable equivalent net interest income was $756.4 million for the six-month period ended June 30, 2016, compared to $746.9 million for the same period of 2015. Net interest margin for the six-month period ended June 30, 2016 was 4.65%, compared to 4.83% for the same period of the previous year.

Excluding the impact of the $2.1 million in income related to the bulk loan sale, net interest income on a taxable equivalent basis was $754.4 million for the six-month period ended June 30, 2016, an increase of $7.5 million when compared to the $746.9 million for the same period of 2015. The adjusted net interest margin for the six-month period ended June 30, 2016 was 4.64%, a decrease of 19 basis points when compared to the 4.83% for the same period of 2015. The main reasons for the increase are described below:

•	Higher interest income from investment securities mainly due to higher volumes of mortgage backed securities and money market investments; partially offset by lower yields on acquired investments.

•	Higher income from commercial, consumer and leasing as a result of higher average volume of loans mainly in the U.S.

These positive variances were partially offset by:

•	Lower interest income from WB loans related to a lower volume as part of the normal portfolio run-off.

•	Higher interest expense on deposits mainly due a higher cost of time deposits and money markets in the U.S. to fund loan growth.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Six months ended June 30,

Average Volume			Average Yields /Costs				Interest			Attributable to
2016	2015	Variance	2016	2015	Variance		2016	2015	Variance	Rate	Volume
(In millions)							(In thousands)
$2,595	$2,232	$363	0.52%	0.30%	0.22%	Money market investments	$6,752	$3,291	$3,461	$3,105	$356
6,894	5,724	1,170	2.81	2.67	0.14	Investment securities	96,778	76,234	20,544	(541)	21,085
130	217	(87)	7.11	6.49	0.62	Trading securities	4,586	6,979	(2,393)	631	(3,024)

9,619	8,173	1,446	2.25	2.12	0.13	Total money market, investment and trading securities	108,116	86,504	21,612	3,195	18,417

						Loans:
9,054	8,581	473	5.09	5.18	(0.09)	Commercial	229,016	220,402	8,614	(3,379)	11,993
713	559	154	5.37	5.89	(0.52)	Construction	19,035	16,324	2,711	(1,498)	4,209
641	576	65	6.75	6.97	(0.22)	Leasing	21,626	20,074	1,552	(640)	2,192
6,786	6,955	(169)	5.51	5.39	0.12	Mortgage	187,041	187,602	(561)	4,042	(4,603)
3,836	3,834	2	10.49	10.41	0.08	Consumer	200,148	197,837	2,311	1,271	1,040

21,030	20,505	525	6.27	6.30	(0.03)	Sub-total loans	656,866	642,239	14,627	(204)	14,831
2,035	2,445	(410)	9.14	9.29	(0.15)	WB loans [1]	92,641	112,765	(20,124)	4,769	(24,893)

23,065	22,950	115	6.52	6.62	(0.10)	Total loans	749,507	755,004	(5,497)	4,565	(10,062)

$32,684	$31,123	$1,561	5.27%	5.44%	(0.17)%	Total earning assets	$857,623	$841,508	$16,115	$7,760	$8,355

						Interest bearing deposits:
$6,367	$5,246	$1,121	0.39%	0.35%	0.04%	NOW and money market [2]	$12,203	$9,130	$3,073	$1,374	$1,699
7,381	6,966	415	0.24	0.23	0.01	Savings	8,695	8,026	669	40	629
7,962	8,141	(179)	1.00	0.87	0.13	Time deposits	39,575	34,966	4,609	5,314	(705)

21,710	20,353	1,357	0.56	0.52	0.04	Total deposits	60,473	52,122	8,351	6,728	1,623

807	1,083	(276)	0.98	0.67	0.31	Short-term borrowings	3,919	3,597	322	1,453	(1,131)
1,567	1,783	(216)	4.97	4.37	0.60	Other medium and long-term debt	38,875	38,908	(33)	2,744	(2,777)

24,084	23,219	865	0.86	0.82	0.04	Total interest bearing liabilities	103,267	94,627	8,640	10,925	(2,285)

6,387	6,106	281				Demand deposits
2,213	1,798	415				Other sources of funds

$32,684	$31,123	$1,561	0.63%	0.61%	0.02%	Total source of funds	103,267	94,627	8,640	10,925	(2,285)

			4.64%	4.83%	(0.19)%	Adjusted net interest margin/ income on a taxable equivalent basis	754,356	746,881	7,475	$(3,165)	$10,640

			4.41%	4.62%	(0.21)%	Adjusted net interest spread

						Impact of bulk loan sale	2,057	—	2,057
			4.65%	4.83%	(0.18)%	Net interest margin/ income on a taxable equivalent basis	$756,413	$746,881	$9,532

						Taxable equivalent adjustment	43,450	41,133	2,317

						Net interest income	$712,963	$705,748	$7,215

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Including the impact of the WB loans bulk sale, the yield for WB loans would have been 9.34%.
[2]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $40.5 million for the quarter ended June 30, 2016, compared to $76.2 million for the quarter ended June 30, 2015, a decrease of $35.7 million.

The provision for loan losses for the non-covered loan portfolio totaled $39.7 million, compared to $60.5 million for the same quarter in 2015, a decrease of $20.8 million, mostly related to lower provision in the BPPR segment. Despite challenging operating conditions in Puerto Rico credit metrics continued to be stable. Net charge-offs, excluding net recoveries of $5.4 million related to the bulk sale of commercial and construction loans acquired in 2010 from the FDIC as receiver of Westernbank, decreased by $11.0 million when compared with the same quarter in 2015.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment decreased by $22.2 million, mainly driven by lower loss trends and lower reserve for impaired loans. The net recoveries of $5.4 million related to the bulk sale defined earlier had a positive impact on the provision for the same amount. The adjusted provision for the BPPR segment for the second quarter of 2016 was $43.8 million. During the quarter ended June 30, 2015, the aggregate write-down of $30.5 million on loans transferred to held-for-sale had minimal impact on the provision as $29.0 million were previously reserved.

The provision for loan losses for the BPNA segment amounted to $1.3 million, compared to a release of $61 thousand for the same quarter in 2015. Provision increase was mainly driven by loan growth. Credit trends for the BPNA segment continued to be strong with low levels of non-performing loans and net charge-offs.

The provision for covered loan portfolio totaled $804 thousand in the second quarter of 2016, compared to $15.8 million for the same quarter in 2015, decreasing by $15.0 million, mostly reflective of the reclassification at the end of the second quarter of 2015 to non-covered loans of the non-single family loans that were previously covered by the commercial loss agreement with the FDIC.

For the six months ended June 30, 2016, the Corporation’s total provision for loan losses totaled $85.3 million, compared with $116.3 million for the same period in 2015, decreasing by $31.0 million mostly driven by lower provision for covered loans.

For the six months period ended June 30, 2016, the provision for loan losses for the non-covered loan portfolio decreased by $2.6 million when compared to the same period of 2015. This decrease was driven by a decrease of $10.2 million in the BPPR segment, which includes $5.4 million positive impact related to the bulk sale of WB loans, offset by an increase of $7.6 million in the BPNA segment driven in part by reserve releases of $2.3 million during the six month period ended June 30, 2015.

The provision for the covered portfolio decreased by $28.4 million for the six month period ended June 30, 2016. This decrease was mainly due to the reclassification to non-covered loans of the non-single family loans that were previously covered by the commercial loss agreement with the FDIC at the end of the second quarter of 2015, as mentioned above.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Non-interest income decreased by $30.3 million during the quarter ended June 30, 2016, compared with the same quarter of the previous year. The decrease in non-interest income was principally due to:

•	Lower other service fees by $2.5 million mainly in the BPPR segment due to a decrease in investment management fees and other fees;

•	Lower income from mortgage banking activities by $5.1 million due to an unfavorable variance in the valuation adjustment on mortgage servicing rights and higher realized losses on closed derivative positions;

•	Unfavorable variance in adjustments to indemnity reserves by $6.2 million due to an increase of $2.5 million in the reserve, during the second quarter of 2016, related to the residential mortgage loans bulk sale completed during 2013; the reversal of $1.8 million during the second quarter of 2015 related to the reserve established during 2013 in connection with the bulk sale of commercial and construction loans and OREO; and to a provision reversal during the second quarter of 2015 of the reserve for representations and warranties;

•	Unfavorable variance in the FDIC loss share (expense) income of $31.7 million due to lower mirror accounting on reimbursable expenses in part due to the impact of a $17.6 million loss related to the commercial OREO bulk sale completed during the second quarter of 2015, an unfavorable change in the true-up payment obligation due to the fair value adjustment of this liability mainly as a result of the improvement in the Corporation’s credit spreads and lower mirror accounting on credit impairment losses, partially offset by lower amortization of the indemnification asset in part due to the $10.9 million expense during the second quarter of 2015 related to losses that were not claimed to the FDIC prior to the expiration of the loss-share agreement on June 30, 2015. Refer to Table 4 for a breakdown of FDIC loss share income (expenses) by major categories; and

•	Lower other operating income by $4.4 million in part related to the unfavorable adjustment of $2.2 million resulting from the EVERTEC restatement.

These decreases were partially offset by:

•	Higher net gain on investment securities by $1.6 million related to the redemption of an investment at the Corporate segment;

•	Lower other-than-temporary impairment losses on investment securities by $14.2 million due to the other-than-temporary impairment charge during the second quarter of 2015 on the portfolio of Puerto Rico government investment securities available-for-sale of $14.4 million; and

•	Higher trading account profit by $4.2 million principally resulting from favorable fair value adjustments of P.R. municipal bonds and higher unrealized gains on MBS outstanding.

Non-interest income decreased by $33.9 million during the six months ended June 30, 2016, compared with the same period of the previous year. The decrease in non-interest income was mainly due to lower income from mortgage banking activities by $7.4 million due to an unfavorable variance in the valuation adjustment on mortgage servicing rights, which was partially offset by higher mortgage servicing fees, including those from the portfolio acquired from Doral Bank; an unfavorable variance in adjustments to indemnity reserves by $5.7 million which includes the reversal of $5.0 million during the six month period ended June 30, 2015 related to the reserve established in connection with BPPR’s bulk sale; and an unfavorable variance in FDIC loss share (expense) income of $38.9 million; partially offset by lower other-than-temporary impairment losses on investment securities by $14.2 million as previously discussed; and higher trading account profit by $3.6 million.

Excluding the impact of certain events detailed in Tables 42 to 44 Adjusted Results (Non-GAAP), non-interest income decreased by $35.2 million during the second quarter of 2016. Excluding the impact of certain events detailed in Tables 45 to 47 Adjusted Results (Non-GAAP), non-interest income decreased $37.7 million during the six months ended June 30, 2016.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters and six months ended June 30, 2016 and 2015.

Table 4 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2016	2015	Variance	2016	2015	Variance
Interest income on WB loans	$49,794	$55,335	$(5,541)	$94,698	$112,766	$(18,068)

FDIC loss-share (expense) income:
Amortization of loss-share indemnification asset	(4,036)	(31,065)	27,029	(8,078)	(58,381)	50,303
80% mirror accounting on credit impairment losses (reversal)[1]	475	7,647	(7,172)	(1,618)	15,893	(17,511)
80% mirror accounting on reimbursable expenses	2,235	42,730	(40,495)	6,185	64,275	(58,090)
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(3,956)	(5,203)	1,247	(4,601)	(7,822)	3,221
Change in true-up payment obligation	(7,688)	3,672	(11,360)	(8,131)	7,836	(15,967)
Other	394	1,294	(900)	521	1,413	(892)

Total FDIC loss-share (expense) income	(12,576)	19,075	(31,651)	(15,722)	23,214	(38,936)

Total revenues	37,218	74,410	(37,192)	78,976	135,980	(57,004)

Provision for loan losses	(7,282)	15,766	(23,048)	(7,638)	26,090	(33,728)

Total revenues less provision for loan losses	$44,500	$58,644	$(14,144)	$86,614	$109,890	$(23,276)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended June 30,			Six months ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
WB Loans	$2,013	$2,350	$(337)	$2,035	$2,444	$(409)
FDIC loss-share asset	211	391	(180)	222	410	(188)

Operating Expenses

Operating expenses decreased by $54.0 million for the quarter ended June 30, 2016, compared with the same quarter of the previous year. Refer to Table 5 for a breakdown of operating expenses by major categories. The decrease in operating expenses was driven primarily by:

•	Lower personnel cost by $4.3 million due to the grant of employees restricted stock and performance shares awarded during the second quarter of 2015, while for 2016 performance shares were awarded during the first quarter;

•	Lower FDIC deposit insurance by $3.2 million due to improvements in the risk profile of the Corporation;

•	Lower OREO expenses by $31.8 million mainly due to a loss on a bulk sale of covered commercial properties during the second quarter of 2015 of $22.0 million and lower commercial and construction write-downs by $16.1 million;

•	Lower other operating expenses by $7.6 million mainly due to property tax payments on covered assets at BPPR by $6.0 million during the second quarter of 2015, most of which was related to loss sharing expense reimbursable by the FDIC; and

•	Lower restructuring cost by $6.2 million, expenses incurred during 2015 in connection with the reorganization of BPNA.

Excluding the impact of certain transactions, as detailed in the Adjusted Results Non-GAAP Tables 42 through 44, operating expenses decreased by $20.0 million compared to the same quarter of the previous year.

Operating expenses decreased by $64.4 million for the six months ended June 30, 2016, when compared to the same period in 2015. The decrease in operating expenses was driven primarily by:

•	Lower OREO expenses by $45.8 million mainly due to lower write-downs on commercial and construction properties by $30.7 million and as a result of higher loss on the bulk sale during 2015 mentioned above;

•	Lower other operating expenses by $7.8 million mainly due to property tax payments at BPPR during 2015; and

•	Lower restructuring cost incurred during 2015 in connection with the reorganization of BPNA by $16.9 million.

These decreases were partially offset by:

•	Higher personnel cost by $6.4 million due to higher salaries impacted by higher headcount as a result of the Doral Bank Transaction, and higher pension cost due to changes in actuarial assumptions;

Excluding the impact of certain transactions, as detailed in the Adjusted Results Non-GAAP Tables 45 through 47; operating expenses decreased by $9.6 million, when compared to the same period in 2015.

Table 5 - Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2016	2015	Variance	2016	2015	Variance
Personnel costs:
Salaries	$75,792	$76,453	$(661)	$153,090	$148,847	$4,243
Commissions, incentives and other bonuses	16,983	24,214	(7,231)	37,751	42,672	(4,921)
Pension, postretirement and medical insurance	12,279	9,075	3,204	25,390	21,088	4,302
Other personnel costs, including payroll taxes	11,654	11,235	419	27,568	24,828	2,740

Total personnel costs	116,708	120,977	(4,269)	243,799	237,435	6,364

Net occupancy expenses	21,714	23,286	(1,572)	42,144	44,995	(2,851)
Equipment expenses	15,261	15,925	(664)	29,809	29,336	473
Other taxes	10,170	11,113	(943)	20,365	19,687	678
Professional fees:
Collections, appraisals and other credit related fees	4,974	7,688	(2,714)	9,474	13,611	(4,137)
Programming, processing and other technology services	50,232	49,405	827	100,096	94,566	5,530
Other professional fees	25,419	21,356	4,063	46,514	45,800	714

Total professional fees	80,625	78,449	2,176	156,084	153,977	2,107

Communications	6,012	6,153	(141)	12,332	12,329	3
Business promotion	13,705	13,776	(71)	24,815	24,589	226
FDIC deposit insurance	5,362	8,542	(3,180)	12,732	14,940	(2,208)
Other real estate owned (OREO) expenses	12,980	44,816	(31,836)	22,121	67,885	(45,764)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	6,616	5,762	854	12,339	10,583	1,756
Transportation and travel	1,916	1,887	29	3,365	3,626	(261)
Printing and supplies	848	1,059	(211)	1,472	1,878	(406)
Operational losses	7,146	2,674	4,472	9,807	5,924	3,883
All other	6,989	19,700	(12,711)	13,697	26,419	(12,722)

Total other operating expenses	23,515	31,082	(7,567)	40,680	48,430	(7,750)

Amortization of intangibles	3,097	2,881	216	6,211	4,985	1,226
Restructuring costs	—	6,174	(6,174)	—	16,927	(16,927)

Total operating expenses	$309,149	$363,174	$(54,025)	$611,092	$675,515	$(64,423)

INCOME TAXES

For the quarter ended June 30, 2016, the Corporation recorded an income tax expense of $32.4 million, compared to an income tax benefit of $533.5 million for the same quarter of the previous year. During the quarter ended June 30, 2015, the Corporation recorded a tax benefit of $544.9 million as a result of the partial reversal of the valuation allowance on the Corporation’s deferred tax asset from the U.S. operations.

The effective income tax rate for the second quarter of 2016 was 27%. The effective tax rate is impacted by the composition and source of the taxable income.

Adjusting for the tax effect of certain transactions detailed in Tables 43 and 44, Non-GAAP results, the income tax expense for the second quarter of 2016 was $32.1 million, compared to $21.5 million for the same quarter of 2015. The adjusted effective income tax rate for the second quarter of 2016 was 26%, compared to 19% for the same quarter of 2015.

The increase in the adjusted income tax expense for the second quarter of 2016 was primarily due to the increase in the income tax expense at the U.S. operations and an increase in income before tax at the P.R operations partially offset by higher income subject to preferential tax rates. The Corporation is subject to a 39% statutory income tax rate in Puerto Rico. For the second quarter 2016, the adjusted effective tax rate of 26% reflects the impact of net exempt interest income and other items which reduce the rate. The impact of these was partially offset by an effective tax rate for the U.S. operations of approximately 45%.

For the six months ended June 30, 2016 the Corporation recorded an income tax expense of $64.7 million, compared to an income tax benefit of $501.0 million for the same period of the previous year, driven by the above mentioned partial release of the valuation allowance of the deferred tax asset at the U.S. operations.

Adjusting for the tax effect of certain transactions detailed in Tables 46 and 47, Non-GAAP results, the income tax expense for the six months ended June 30, 2016 was $64.4 million, compared to $57.0 million for the same quarter of 2015. The adjusted effective income tax rate for the six months ended June 30, 2016 was 27%, compared to 24% for the same period of 2015. As discussed above, the adjusted tax rate reflects the impact of exempt income and other items that reduce the effective tax rate.

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

The Corporate group reported a net loss of $14.1 million for the quarter ended June 30, 2016, compared with a net loss of $19.2 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, the Corporate group reported a net loss of $34.7 million, compared with a net loss of $40.2 million for the same period of the previous year.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $90.6 million for the quarter ended June 30, 2016, compared with a net income of $55.9 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Lower net interest income by $5.7 million mostly due to:

•	A decrease of $5.5 million in income from the WB loans portfolio due mainly to lower average balances by $337 million as part of the normal portfolio run-off and loan resolutions;

•	Lower income from mortgage loans by $3.2 million due mainly to lower volume of originations; and

•	Lower income from commercial loans by $2.6 million due to lower average volumes;

Partially offset by:

•	Higher income from investment securities by $4.9 million mostly due to higher levels of mortgage-backed securities; and

•	Lower cost of funds by $2.0 million due to lower levels of borrowings and lower levels of brokered deposits.

The net interest margin was 4.71% for the quarter ended June 30, 2016, compared to 4.92% for the same period in 2015.

•	Provision for loan losses of $39.1 million, a decrease of $36.9 million, driven by a decline of $22.0 million for the non-covered portfolio due to lower loss trends and lower reserve for impaired loans. The net recoveries of $5.4 million related to the bulk sale defined earlier had a positive impact on the provision for the same amount. The provision for the covered portfolio declined by approximately $15.0 million, mostly reflective of the reclassification at the end of the second quarter of 2015 to non-covered loans of the non-single family loans that were previously covered by the commercial loss-sharing agreement with the FDIC;

•	Lower non-interest income by $27.5 million mainly due to:

•	Lower mortgage banking activities revenues by $5.1 million due to an unfavorable variance in the MSRs valuation and higher realized losses on closed derivative positions;

•	Unfavorable variance in adjustments to indemnity reserves by $7.3 million due to an increase of $2.5 million in the reserve, during the second quarter of 2016, related to the residential mortgage loans bulk sale completed during 2013; the reversal of $1.8 million during the second quarter of 2015 related to the reserve established during 2013 in connection with the bulk sale of commercial and construction loans and OREO; and to a provision reversal during the second quarter of 2015 of the reserve for representations and warranties; and

•	Unfavorable variance in the FDIC loss share (expense) income of $31.7 million due to lower mirror accounting on reimbursable expenses in part due to the impact of a $17.6 million loss related to the commercial OREO bulk sale completed during the second quarter of 2015, an unfavorable change in the true-up payment obligation due to the fair value adjustment of this liability mainly as a result of the improvement in the Corporation’s credit spreads and lower mirror accounting on credit impairment losses, partially offset by lower amortization of the indemnification asset in part due to the $10.9 million expense during the second quarter of 2015 related to losses that were not claimed to the FDIC prior to the expiration of the loss-share agreement on June 30, 2015.

Partially offset by:

•	Lower other-than-temporary impairment losses on investment securities by $14.2 million due to the other-than-temporary impairment charge during the second quarter of 2015 on the portfolio of Puerto Rico government investment securities available-for-sale of $14.4 million.

•	Operating expenses were lower by $45.0 million mainly due to:

•	Lower FDIC deposit insurance expense by $2.1 million due to improvements in the risk profile of BPPR;

•	Lower OREO expenses by $31.2 million mainly due to a loss on a bulk sale of covered commercial properties during the second quarter of 2015 of $22.0 million and lower commercial and construction write-downs; and

•	Lower other operating expenses by $9.6 million mainly due to property tax payments on covered assets of $6.0 million during the second quarter of 2015, most of which was related to loss sharing expense reimbursable by the FDIC.

•	Higher income tax expense by $14.0 million due to higher taxable income.

Net income for the six months ended June 30, 2016 amounted to $184.1 million, compared to $146.7 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Lower net interest income by $7.0 million mostly due to:

•	A decrease of $18.1 million in income from the WB loans portfolio due mainly to lower average balances by $409 million as part of the normal portfolio run-off and loan resolutions; and

•	Lower income from commercial loans by $2.7 million due to lower average volumes.

Partially offset by:

•	Higher income from investment securities by $10.6 million mostly due to higher average balances of mortgage-backed securities;

•	Higher income from mortgage loans by $2.0 million due mainly to higher yields; and

•	Lower cost of funds by $2.5 million due to lower levels of borrowings and lower levels of brokered deposits.

•	Lower provision for loan losses by $38.4 million, mainly due to lower loss trends and reserves for impaired loans and the impact of the net recoveries of $5.4 million related to the bulk sale defined earlier;

•	Lower non-interest income by $32.5 million, mainly due to lower income from mortgage banking activities by $7.5 million due to an unfavorable variance in the MSRs valuation adjustment, which was partially offset by higher mortgage servicing fees, including those from the portfolio acquired from Doral Bank; lower provision for indemnity reserves by $6.8 million and an unfavorable variance in the FDIC loss share (expense) income of $38.9 million; partially offset by lower other-than-temporary impairment losses on investment securities by $14.2 million as previously discussed;

•	Lower operating expenses by $46.9 million, mainly due to lower OREO expenses by $41.7 million, reflecting the loss of $22.0 million on the bulk sale mentioned earlier and lower write-downs; lower other operating expenses by $10.6 million due mainly to the property tax payments in 2015 mentioned above; partially offset by higher personnel cost by $6.7 million due to higher salaries impacted by higher headcount as a result of the Doral Bank Transaction, and higher pension cost due to changes in actuarial assumptions; and

•	Higher income tax expense by $8.4 million due to higher taxable income.

Banco Popular North America

For the quarter ended June 30, 2016, the reportable segment of Banco Popular North America reported net income of $12.4 million, compared to net income from continuing operations of $561.0 million for the same quarter of the previous year, impacted by the previously mentioned partial reversal of the valuation allowance of the deferred tax asset of $544.9 million. Other factors that contributed to the variance in the financial results included the following:

•	Net interest income was $65.5 million, an increase of $3.6 million compared to the same quarter of the previous year. The net interest income improvement is mostly due to higher income from loans by $8.3 million, mainly from commercial and consumer loans due to higher volumes as a result of purchases and originations. A higher level of mortgage-backed securities also contributed to the increase in the net interest income by $1.6 million. This increase was partially offset by higher cost of funds by $6.2 million driven by a higher volume of non-brokered time deposits and borrowings to fund loan growth. Net interest margin was 3.80% compared to 4.03% for the same quarter of the previous year;

•	Provision for loan losses was $1.3 million, an increase of $1.4 million compared to the reserve release of $61 thousand for 2015;

•	Lower non-interest income by $0.4 million, reflecting lower service fees and higher losses on sales of loans, partially offset by a favorable variance in the provision for indemnity reserve;

•	Lower operating expenses by $4.6 million mainly due to restructuring costs of $6.2 million in the second quarter of 2015 and lower FDIC insurance expense by $1.1 million due to the improved risk profile of BPNA, partially offset by higher professional fees by $1.9 million due to intercompany shared services fees, loan servicing fees and technology services charged by BPPR; and

•	Unfavorable variance in income tax expense of $554.9 million due to the above mentioned tax benefit of $544.9 million recorded during the second quarter of 2015 as a result of the partial reversal of the valuation allowance on the deferred tax asset.

Net income from continuing operations for the six months ended June 30, 2016 amounted to $24.3 million, compared to $564.3 million for the same period of the previous year, largely due to the previously mentioned partial reversal of the valuation allowance of the deferred tax asset of $544.9 million. Other factors that contributed to the variance in the financial results included the following:

•	Net interest income was $127.8 million, an increase of $13.7 million compared to the same period of the previous year. The increase in the net interest income is mostly due to higher income from loans by $23.4 million, mainly from higher levels of commercial, construction and consumer loans, impacted by the loans acquired as part of the Doral Bank transaction on February 27, 2015, and other purchases as well as originations. Income from investment securities was also higher by $2.1 million, mainly from higher levels of mortgage-backed securities. This increase was partially offset by higher cost of funds by $11.7 million driven by a higher volume of non-brokered time deposits and borrowings to fund loan growth. Net interest margin was 3.76% compared to 3.94% for the same period of the previous year;

•	Provision for loan losses was $5.4 million, an increase of $7.6 million compared to the reserve release of $2.3 million for 2015;

•	Lower non-interest income by $1.6 million, reflecting lower service fees, lower other operating income and higher losses on sales of loans, partially offset by a favorable variance in the provision for indemnity reserve;

•	Lower operating expenses by $18.0 million mainly due to restructuring costs of $16.9 million during 2015 and lower OREO expenses by $4.1 million due to lower write-downs; and

•	Unfavorable variance in income tax expense of $562.5 million due to the above mentioned tax benefit of $544.9 million recorded during the second quarter of 2015 as a result of the partial reversal of the valuation allowance on the deferred tax asset.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $37.6 billion at June 30, 2016 compared to $35.8 billion at December 31, 2015. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $2.8 billion at June 30, 2016, compared to $2.2 billion at December 31, 2015. The increase was mainly at BPPR due to an increase in cash balances from deposits, partially offset by purchases of MBS and U.S. Treasury securities, as discussed below.

Trading account securities amounted to $73 million at June 30, 2016, relatively flat when compared to $72 million at December 31, 2015. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $7.3 billion at June 30, 2016, compared with $6.2 billion at December 31, 2015. The increase of $1.1 billion was mainly due to purchases of MBS at both BPPR and BPNA and purchases of U.S. Treasury securities at BPPR.

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

Table 6 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	June 30, 2016	December 31, 2015
U.S. Treasury securities	$1,624,776	$1,183,328
Obligations of U.S. Government sponsored entities	773,841	939,641
Obligations of Puerto Rico, States and political subdivisions	123,079	121,176
Collateralized mortgage obligations	1,438,802	1,560,923
Mortgage-backed securities	3,367,243	2,344,196
Equity securities	2,520	2,398
Others	11,940	12,233

Total investment securities AFS and HTM	$7,342,201	$6,163,895

Loans

Refer to Table 7 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 7. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. As of June 30, 2016, the Corporation’s covered loans portfolio amounted to $607 million, comprised mainly of residential mortgage loans.

Refer to Note 9 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $23.3 billion at June 30, 2016, compared to $23.1 billion at December 31, 2015.

Table 7 - Loans Ending Balances

(In thousands)	June 30, 2016	December 31, 2015	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,359,815	$10,099,163	$260,652
Construction	717,332	681,106	36,226
Legacy[1]	49,709	64,436	(14,727)
Lease financing	664,094	627,650	36,444
Mortgage	6,864,118	7,036,081	(171,963)
Consumer	3,885,593	3,837,679	47,914

Total non-covered loans held-in-portfolio	22,540,661	22,346,115	194,546

Loans covered under FDIC loss sharing agreements:
Mortgage	589,256	627,102	(37,846)
Consumer	17,914	19,013	(1,099)

Total covered loans held-in-portfolio	607,170	646,115	(38,945)

Total loans held-in-portfolio	23,147,831	22,992,230	155,601

Loans held-for-sale:
Commercial	39,544	45,074	(5,530)
Construction	—	95	(95)
Mortgage	82,794	91,831	(9,037)

Total loans held-for-sale	122,338	137,000	(14,662)

Total loans	$23,270,169	$23,129,230	$140,939

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $195 million to $22.5 billion at June 30, 2016. The increase was mainly at BPNA by $438 million, driven by growth in the commercial, construction and consumer loan portfolios, partially offset by a decrease of $243 million at BPPR mainly due to lower originations of residential mortgages and the bulk sale of WB loans with a carrying value of approximately $100 million.

The loans held-for-sale portfolio decreased by $15 million from December 31, 2015, mainly at BPPR due mostly to lower originations of mortgage loans held-for-sale.

Covered loans

The covered loans portfolio amounted to $607 million at June 30, 2016, compared to $646 million at December 31, 2015. The decrease of $39 million is mostly from residential mortgage loans due to loan resolutions and the normal portfolio run-off. Refer to Table 7 for a breakdown of the covered loans by major loan type categories.

Tables 8 and 9 provide the activity in the carrying amount and outstanding discount on the Westernbank loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 8 - Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2016 [1]	2015	2016	2015
Beginning balance	$1,935,441	$2,367,096	$1,974,501	$2,444,172
Accretion	48,476	53,994	92,009	109,691
Collections/loan sales/charge-offs[2]	(183,974)	(284,012)	(266,567)	(416,785)

Ending balance	$1,799,943	$2,137,078	$1,799,943	$2,137,078
Allowance for loan losses (ALLL)	(66,995)	(47,049)	(66,995)	(47,049)

Ending balance, net of ALLL	$1,732,948	$2,090,029	$1,732,948	$2,090,029

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $597 million as of June 30, 2016.
[2]	For the quarter ended June 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.

Table 9 - Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$1,128,808	$1,258,948	$1,112,458	$1,271,337
Accretion [1]	(48,476)	(53,994)	(92,009)	(109,691)
Change in expected cash flows	(8,652)	40,970	51,231	84,278

Ending balance	$1,071,680	$1,245,924	$1,071,680	$1,245,924

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 10 sets forth the activity in the FDIC loss share asset for the quarters and six months ended June 30, 2016 and 2015.

Table 10 – Activity of Loss Share Asset

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$219,448	$409,844	$310,221	$542,454
Amortization of loss-share indemnification asset	(4,036)	(31,065)	(8,078)	(58,381)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	475	7,647	(1,618)	15,893
Reimbursable expenses	2,235	42,730	6,185	64,275
Recoveries on covered assets	(4,093)	—	(4,093)	—
Net payments from FDIC under loss-sharing agreements	—	(32,158)	(88,588)	(164,423)
Other adjustments attributable to FDIC loss-sharing agreements	—	(4,051)	—	(6,871)

Balance at end of period	$214,029	$392,947	$214,029	$392,947

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC. Table 11 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount) for the periods presented.

Table 11 - Activity in the Remaining FDIC Loss-Share Asset Discount

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period[1]	$25,205	$38,687	$26,100	$53,095
Amortization of negative discount[2]	(4,036)	(31,065)	(8,078)	(58,381)
Impact of lower projected losses	2,022	20,871	5,169	33,779

Balance at end of period	$23,191	$28,493	$23,191	$28,493

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss-share (expense) income.

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

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At June 30, 2016, OREO increased to $215 million from $192 million at December 31, 2015 mainly at BPPR on residential properties, partially offset by the bulk sale of WB commercial OREOs with a book value of $9 million during the second quarter of 2016. Refer to Note 14 to the consolidated financial statements for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Other assets

Refer to Note 15 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the consolidated statements of financial condition at June 30, 2016 and December 31, 2015. Other assets decreased by $14 million from December 31, 2015 to June 30, 2016, due mostly to a decrease in the deferred tax asset, partially offset by an increase in guaranteed mortgage loan claims.

Goodwill

Goodwill increased by $5 million from December 31, 2015 to June 30, 2016, due to a goodwill adjustment related to the Doral Bank Transaction. Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s goodwill.

Liabilities

The Corporation’s total liabilities were $32.2 billion at June 30, 2016 compared to $30.7 billion at December 31, 2015. Refer to the Corporation’s consolidated statements of financial condition included in this Form 10-Q.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2016 and December 31, 2015 is included in Table 12.

Table 12 - Financing to Total Assets

	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2016	2015	from 2015 to 2016	2016	2015
Non-interest bearing deposits	$6,531	$6,402	2.0%	17.4%	17.9%
Interest-bearing core deposits	17,278	15,641	10.5	45.9	43.7
Other interest-bearing deposits	4,929	5,167	(4.6)	13.1	14.4
Fed funds purchased and repurchase agreements	821	762	7.7	2.2	2.1
Other short-term borrowings	31	1	N.M.	0.1	—
Notes payable	1,576	1,663	(5.2)	4.2	4.7
Other liabilities	1,078	1,019	5.8	2.9	2.9
Liabilities from discontinued operations	2	2	—	—	—
Stockholders’ equity	5,360	5,105	5.0	14.2	14.3

N.M.	- Not meaningful.

Deposits

The Corporation’s deposits totaled $28.7 billion at June 30, 2016 compared to $27.2 billion at December 31, 2015. The deposits increase of $1.5 billion was mainly at BPPR by $1.2 billion largely due to increases in government deposit accounts, NOW accounts and commercial checking accounts, partially offset by a decline in brokered CDs. Refer to Table 13 for a breakdown of the Corporation’s deposits at June 30, 2016 and December 31, 2015.

Table 13 - Deposits Ending Balances

(In thousands)	June 30, 2016	December 31, 2015	Variance
Demand deposits [1]	$8,106,291	$7,221,238	$885,053
Savings, NOW and money market deposits (non-brokered)	12,289,793	11,440,693	849,100
Savings, NOW and money market deposits (brokered)	387,026	382,424	4,602
Time deposits (non-brokered)	7,570,673	7,274,157	296,516
Time deposits (brokered CDs)	384,073	891,211	(507,138)

Total deposits	$28,737,856	$27,209,723	$1,528,133

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained flat at $2.4 billion at June 30, 2016 and December 31, 2015. Refer to Note 18 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $5.4 billion at June 30, 2016, compared with $5.1 billion at December 31, 2015. The increase resulted from the Corporation’s net income of $174 million for the six months ended June 30, 2016, a favorable variance of $108 million in unrealized gains on securities available-for-sale, partially offset by payments of dividends of $31.1 million on common stock of $0.15 per share and $1.9 million in dividends on preferred stock. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and BPNA are subject to Basel III capital requirements, which are effective since January 1, 2015. Basel III capital requirements include a revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets. As of June 30, 2016, the Corporation continues to exceed the well-capitalized adequacy requirements promulgated by the U.S. federal bank regulatory agencies.

Basel III capital rules require the phase out of non-qualifying Tier 1 capital instruments such as trust preferred securities. At June 30, 2016, the Corporation had $427 million in trust preferred securities outstanding which no longer qualified for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment. At December 31, 2015, approximately $107 million of these trust preferred securities outstanding still qualified as Tier I capital.

As part of the adoption of Basel III Capital Rules, the Corporation, as well as its banking subsidiaries, made the one-time permanent election to exclude the effects on regulatory capital computations of certain accumulated other comprehensive income (loss) (“AOCI”) items as permitted under the Basel III capital rules.

Risk-based capital ratios presented in Table 14, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2016, are calculated based on the Basel III regulatory guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 14 - Capital Adequacy Data

(Dollars in thousands)	June 30, 2016	December 31, 2015
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,309,671	$5,055,164
AOCI related adjustments due to opt-out election	107,542	220,956
Goodwill, net of associated deferred tax liability (DTL)	(563,661)	(564,323)
Intangible assets, net of associated DTLs	(29,222)	(22,222)
Deferred tax assets and other deductions	(755,566)	(639,999)

Common equity tier 1 capital	$4,068,764	$4,049,576

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	—	106,650
Other additional tier 1 capital deductions	(50,160)	(156,810)

Tier 1 capital	$4,068,764	$4,049,576

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	319,952
Other inclusions (deductions), net	321,549	322,881

Tier 2 capital	$748,151	$642,833

Total risk-based capital	$4,816,915	$4,692,409

Minimum total capital requirement to be well capitalized	$2,497,201	$2,498,714

Excess total capital over minimum well capitalized	$2,319,714	$2,193,695

Total risk-weighted assets	$24,972,007	$24,987,144

Total assets for leverage ratio	$36,031,888	$34,253,625

Risk-based capital ratios:
Common equity tier 1 capital	16.29%	16.21%
Tier 1 capital	16.29	16.21
Total capital	19.29	18.78
Tier 1 leverage	11.29	11.82

The Basel III Capital Rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2016, the Corporation, BPPR and BPNA were well-capitalized under Basel III Capital Rules.

The slight increase in the common equity tier I capital ratio and tier I capital ratio on June 30, 2016 as compared to December 31, 2015 was mostly due to the six months period earnings partially offset by the complete phase out of the trust preferred securities under Basel III which at December 31, 2015 allowed approximately $107 million to be included as tier I capital. Total capital ratio was not negatively impacted by the phase out of the trust preferred securities because they qualified as tier 2 capital and therefore continued to be included as part of the total capital ratio. The decrease in leverage ratio was mainly due to the increase in average total assets. Refer to Table 1, Financial Condition Highlights, for information of average assets and to the Financial Condition Analysis section of this MD&A for a discussion of significant variances in assets.

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

Table 15 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2016, and December 31, 2015.

Table 15 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2016	December 31, 2015
Total stockholders’ equity	$5,359,831	$5,105,324
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(631,095)	(626,388)
Less: Other intangibles	(50,983)	(58,109)

Total tangible common equity	$4,627,593	$4,370,667

Total assets	$37,606,148	$35,761,733
Less: Goodwill	(631,095)	(626,388)
Less: Other intangibles	(50,983)	(58,109)

Total tangible assets	$36,924,070	$35,077,236

Tangible common equity to tangible assets	12.53%	12.46%
Common shares outstanding at end of period	103,703,041	103,618,976
Tangible book value per common share	$44.62	$42.18

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2016, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $211 million at June 30, 2016 of which approximately 68% mature in 2016, 16% in 2017, 8% in 2018 and 8% thereafter.

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

Table 16 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2016.

Table 16 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2016	Years 2017 - 2018	Years 2019 - 2020	Years 2021 - thereafter	Total
Commitments to extend credit	$5,796	$1,341	$109	$76	$7,322
Commercial letters of credit	2	—	—	—	2
Standby letters of credit	17	18	—	—	35
Commitments to originate or fund mortgage loans	20	5	—	—	25

Total	$5,835	$1,364	$109	$76	$7,384

At June 30, 2016 and December 31, 2015, the Corporation maintained a reserve of approximately $9 million and $10 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

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

The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s Risk Management Committee. In addition, the Risk Management Group independently monitors and reports adherence with established market and liquidity policies and recommends actions to enhance and strengthen controls surrounding interest, liquidity, and market risks. The ALCO generally meets on a weekly basis and reviews the Corporation’s current and forecasted asset and liability levels as well as desired pricing strategies and other relevant financial management and interest rate and risks topics. Also, on a monthly basis the ALCO reviews various interest rate risk sensitivity metrics, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

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

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline instantaneously by the same amount. The rising rate scenarios considered in these market risk simulations reflect parallel changes of 200 and 400 basis points during the twelve-month period ending June 30, 2017. Under a 200 basis points rising rate scenario, 2016 projected net interest income increases by $118 million, while under a 400 basis points rising rate scenario,

2016 projected net interest income increases by $230 million. These scenarios were compared against the Corporation’s flat or unchanged interest rates forecast scenario. Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future.

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

At June 30, 2016, the Corporation held trading securities with a fair value of $73 million, representing approximately 0.2% of the Corporation’s total assets, compared with $72 million and 0.2% at December 31, 2015. As shown in Table 17, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at June 30, 2016 were investment grade securities. As of June 30, 2016, the trading portfolio also included $6.3 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2015 - $6.0 million). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $1.1 million for the quarter ended June 30, 2016 and a trading account loss of $3.1 million for the quarter ended June 30, 2015.

Table 17 - Trading Portfolio

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$52,370	4.72%	$51,155	5.22%
Collateralized mortgage obligations	1,399	5.31	2,054	5.06
Puerto Rico government obligations	4,815	5.33	4,590	5.41
Interest-only strips	640	11.73	687	12.10
Other	13,306	2.39	13,173	3.31

Total	$72,530	4.41%	$71,659	4.94%

[1]	Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.4 million for the last week in June 2016. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

The fair value of assets and liabilities may include market or credit related adjustments, where appropriate. During the quarter ended June 30, 2016, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.2 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.1 million resulting from the Corporation’s own credit standing adjustment and a gain of $0.1 million from the assessment of the counterparties’ credit risk. During the six months ended June 30, 2016, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.2 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.1 million resulting from the Corporation’s own credit standing adjustment and a gain of $0.1 million from the assessment of the counterparties’ credit risk.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 26 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At June 30, 2016, approximately $ 7.3 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 16 million at June 30, 2016, of which $ 7 million were Level 3 assets and $ 9 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

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

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2016, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance. In addition, during the quarter and six months ended June 30, 2016 the Corporation did not adjust any prices obtained from pricing service providers or broker dealers for its trading account securities and investment securities available-for-sale.

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

During the six months ended June 30, 2016, the Corporation declared quarterly dividends on its common stock of $ 0.15 per share, for a total of $ 31.1 million. The quarterly dividend declared to shareholders of record as of the close of business on June 10, 2016, which amounted to $15.6 million, was paid on July 1, 2016.

As discussed in Note 5 - Business Combinations, on February 27, 2015 the Corporation acquired certain assets and all deposits (except brokered deposits) from Doral Bank. This included approximately $ 1.5 billion in loans, approximately $ 173 million in securities available for sale and $ 2.2 billion in deposits.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 76% of the Corporation’s total assets at June 30, 2016 and December 31, 2015. The ratio of total ending loans to deposits was 81% at June 30, 2016, compared to 85% at December 31, 2015. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2016, these borrowings consisted primarily of $ 822 million in assets sold under agreement to repurchase, $704 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $ 444 million in term notes (net of debt issuance cost) issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 18 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

During the six months ended June 30, 2016, BPPR declared a cash dividend of $39.4 million, a portion of which was used by Popular, Inc. for the payment of the quarterly cash dividend on its outstanding common stock, as mentioned above.

Note 36 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

The banking subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of cash balances maintained at the Federal Reserve and unused secured lines held at the Fed and FHLB, in addition to liquid unpledged securities. The Corporation has established liquidity guidelines that require the banking subsidiaries to have sufficient liquidity to cover all short-term borrowings and a portion of deposits.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 13 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 23.8 billion, or 83% of total deposits, at June 30, 2016, compared with $22.0 billion, or 81% of total deposits, at December 31, 2015. Core deposits financed 71% of the Corporation’s earning assets at June 30, 2016, compared with 69% at December 31, 2015.

Certificates of deposit with denominations of $100,000 and over at June 30, 2016 totaled $ 4.2 billion, or 15% of total deposits (December 31, 2015 - $4.2 billion, or 15% of total deposits). Their distribution by maturity at June 30, 2016 is presented in the table that follows:

Table 18 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,673,787
3 to 6 months	485,353
6 to 12 months	638,152
Over 12 months	1,434,944

Total	$4,232,236

At June 30, 2016 approximately 2% of the Corporation’s assets were financed by brokered deposits, as compared to 4% at December 31, 2015. The Corporation had $ 771 million in brokered deposits at June 30, 2016, compared with $1.3 billion at December 31, 2015. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2016 and December 31, 2015, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $4.1 billion and $3.9 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $704 million at June 30, 2016 and $762 million at December 31, 2015. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At June 30, 2016 the credit facilities authorized with the FHLB were collateralized by $5.0 billion in loans held-in-portfolio, compared with $4.7 billion at December 31, 2015. Refer to Note 18 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At June 30, 2016 and December 31, 2015, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.3 billion which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At June 30, 2016 and December 31, 2015, this credit facility with the Fed was collateralized by $2.4 billion and $2.5 billion, respectively, in loans held-in-portfolio.

At June 30, 2016, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

During six months ended June 30, 2016, PIHC received $39.4 million in dividends from BPPR and $ 2.3 million in dividends from EVERTEC’s parent company. PIHC also received $14.5 million in dividends from its non-banking subsidiaries. In addition, during the six months ended June 30, 2016 the holding companies received $12.1 million in dividends from its investment in BHD Leon.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the six months ended June 30, 2016, the Corporation declared quarterly dividends on its common stock of $ 0.15 per share, for a total of $ 31.1 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $ 1.9 million for the six months ended June 30, 2016.

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

The outstanding balance of notes payable at the BHC’s amounted to $883 million at June 30, 2016 and $882 million at December 31, 2015, net of debt issuance cost. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at June 30, 2016 are presented in Table 19.

Table 19 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2016	$—
2017	—
2018	—
2019	443,746
2020	—
Later years	439,310

Total	$883,056

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended June 30, 2016.

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $ 2.8 billion at June 30, 2016 and $3.0 billion at December 31, 2015. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $20 million in deposits at June 30, 2016 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $2 million at June 30, 2016, with the Corporation providing collateral totaling $4 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $71 million at June 30, 2016. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 20.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of June 30, 2016.

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

Despite challenging economic and fiscal conditions in Puerto Rico, non-performing assets remained stable during the second quarter of 2016. Total non-performing assets, including covered, were $836 million at June 30, 2016, decreasing by $7 million, or 1%, from December 31, 2015, driven by lower non-performing loans, including held-for-sale, by $30 million, in part offset by higher OREOs by $23 million. Non-covered non-performing loans held-in-portfolio decreased by $24 million when compared to December 31, 2015, mainly driven by lower mortgage and commercial non-performing loans by $13 million and $6 million, respectively. Non-performing mortgage loans decrease was mostly driven by improvements in the BPPR mortgage portfolio due to the improved collection efforts. At June 30, 2016, NPLs to total loans held-in-portfolio was 2.6% compared to 2.7% in December 31, 2015.

At June 30, 2016, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $485 million in the Puerto Rico operations and $23 million in the U.S. operations. These figures compare to $504 million in the Puerto Rico operations and $22 million in the U.S. operations at December 31, 2015. In addition to the non-performing loans included in Table 20 at June 30, 2016, there were $159 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $160 million at December 31, 2015.

Table 20 - Non-Performing Assets

(Dollars in thousands)	June 30, 2016	As a % of loans HIP by category [4]	December 31, 2015	As a % of loans HIP by category [4]
Commercial	$175,615	1.7%	$181,816	1.8%
Construction	2,523	0.4	3,550	0.5
Legacy[1]	3,839	7.7	3,649	5.7
Leasing	3,019	0.5	3,009	0.5
Mortgage	338,048	4.9	351,471	5.0
Consumer	54,695	1.4	58,304	1.5

Total non-performing loans held-in- portfolio, excluding covered loans	577,739	2.6%	601,799	2.7%
Non-performing loans held-for-sale [2]	39,544		45,169
Other real estate owned (“OREO”), excluding covered OREO	177,025		155,231

Total non-performing assets, excluding covered assets	$794,308		$802,199
Covered loans and OREO [3]	41,466		40,571

Total non-performing assets	$835,774		$842,770

Accruing loans past due 90 days or more[5] [6]	$413,319		$446,725

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.56%		2.69%
Allowance for loan losses to loans held-in-portfolio	2.30		2.25
Allowance for loan losses to non-performing loans, excluding held-for-sale	89.68		83.57

Ratios including covered loans:
Non-performing assets to total assets	2.22%		2.36%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.51		2.63
Allowance for loan losses to loans held-in-portfolio	2.37		2.34
Allowance for loan losses to non-performing loans, excluding held-for-sale	94.41		88.68

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist $40 million in commercial loans as of June 30, 2016 (December 31, 2015 - $45 million in commercial loans and $95 thousand in construction loans).
[3]	The amount consists of $3 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $38 million in covered OREO as of June 30, 2016 (December 31, 2015 - $4 million and $37 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $607 million in covered loans at June 30, 2016 (December 31, 2015 - $646 million).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $280 million at June 30, 2016 (December 31, 2015 - $349 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $149 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2016 (December 31, 2015 - $164 million). Furthermore, the Corporation has approximately $63 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2015 - $70 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Table 21 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$508,747	$31,778	$540,525	$519,385	$21,101	$540,486
Plus:
New non-performing loans	105,903	9,338	115,241	206,446	32,597	239,043
Advances on existing non-performing loans	—	8	8	—	11	11
Less:
Non-performing loans transferred to OREO	(14,336)	(445)	(14,781)	(24,969)	(445)	(25,414)
Non-performing loans charged-off	(25,875)	(438)	(26,313)	(41,823)	(1,095)	(42,918)
Loans returned to accrual status / loan collections	(75,774)	(18,881)	(94,655)	(160,374)	(30,809)	(191,183)

Ending balance NPLs	$498,665	$21,360	$520,025	$498,665	$21,360	$520,025

Table 22 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended June 30, 2015			For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$597,999	$20,556	$618,555	$567,351	$13,144	$580,495
Plus:
New non-performing loans	102,647	16,991	119,638	237,914	32,253	270,167
Advances on existing non-performing loans	—	397	397	—	430	430
Other	8,075	—	8,075	8,075	—	8,075
Less:
Non-performing loans transferred to OREO	(11,865)	(314)	(12,179)	(17,779)	(314)	(18,093)
Non-performing loans charged-off	(59,802)	(1,151)	(60,953)	(76,335)	(1,841)	(78,176)
Loans returned to accrual status / loan collections	(89,130)	(8,179)	(97,309)	(171,302)	(17,410)	(188,712)
Loans transferred to held-for-sale	(44,996)	—	(44,996)	(44,996)	2,038	(42,958)

Ending balance NPLs	$502,928	$28,300	$531,228	$502,928	$28,300	$531,228

For the quarter ended June 30, 2016, total non-performing loan inflows, excluding consumer loans, decreased by $5 million, or 4%, when compared to the inflows for the same quarter in 2015. Inflows of non-performing loans held-in-portfolio at the BPPR segment remained stable, increasing slightly by $3 million, or 3%, compared to the inflows for the second quarter of 2015, mostly related to higher commercial inflows by $9 million, in part offset by lower mortgage inflows by $6 million. Inflows of non-performing loans held-in-portfolio at the BPNA segment decreased by $8 million or 46%, from the same period in 2015, mostly due to lower mortgage inflows by $5 million. Refer to Tables 21 and 22 for more information in the non-performing loans activity for the quarters and six months periods ended June 30, 2016 and 2015.

Refer to Table 23 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended June 30, 2016 and 2015.

Table 23 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended June 30,
	2016		2016	2016		2015		2015	2015
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$508,427		$30,045	$538,472		$516,224		$72,473	$588,697
Provision for loan losses	39,668		804	40,472		60,468		15,766	76,234

	548,095		30,849	578,944		576,692		88,239	664,931

Charged-offs:
Commercial	24,879		—	24,879		23,755		23,697	47,452
Construction	1,531		—	1,531		2,194		16,040	18,234
Leases	879		—	879		1,693		—	1,693
Legacy[1]	134		—	134		480		—	480
Mortgage	14,082		884	14,966		11,701		520	12,221
Consumer	28,673		(427)	28,246		27,157		767	27,924

	70,178		457	70,635		66,980		41,024	108,004

Recoveries:
Commercial	20,497		—	20,497		7,575		3,864	11,439
Construction	4,757		—	4,757		473		1,425	1,898
Leases	445		—	445		720		—	720
Legacy[1]	1,027		—	1,027		450		—	450
Mortgage	602		185	787		786		342	1,128
Consumer	7,449		4	7,453		10,534		88	10,622

	34,777		189	34,966		20,538		5,719	26,257

Net loans charged-offs (recovered):
Commercial	4,382		—	4,382		16,180		19,833	36,013
Construction	(3,226)		—	(3,226)		1,721		14,615	16,336
Leases	434		—	434		973		—	973
Legacy[1]	(893)		—	(893)		30		—	30
Mortgage	13,480		699	14,179		10,915		178	11,093
Consumer	21,224		(431)	20,793		16,623		679	17,302

	35,401		268	35,669		46,442		35,305	81,747

Allowance transferred from covered to non-covered loans [2]	—		—	—		13,037		(13,037)	—

Net recoveries (write-downs)[3]	5,445		—	5,445		(30,548)		(1,823)	(32,371)

Balance at end of period	$518,139		$30,581	$548,720		$512,739		$38,074	$550,813

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[4]	0.63%			0.62%		0.89%			1.41%
Provision for loan losses to net charge-offs[4]	1.27	x		1.29	x	1.28	x		0.92	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Represents the allowance transfer of covered to non-covered loans at June 30, 2015.
[3]	Net recoveries (write-downs) are related to loans sold or reclassified to held-for-sale.
[4]	Excluding provision for loan losses and net recoverires (write-downs) related to loans sold or reclassified to held-for-sale.

Refer to Table 24 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the six months ended June 30, 2016 and 2015.

Table 24 - Allowance for Loan Losses and Selected Loan Losses Statistics - Year-to-date Activity

	Six months ended June 30,
	2016		2016	2016		2015		2015	2015
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$502,935		$34,176	$537,111		$519,719		$82,073	$601,792
Provision (reversal) for loan losses	87,608		(2,301)	85,307		90,179		26,090	116,269

	590,543		31,875	622,418		609,898		108,163	718,061

Charged-offs:
Commercial	34,342		—	34,342		33,777		37,936	71,713
Construction	2,075		—	2,075		2,194		25,086	27,280
Leases	3,006		—	3,006		2,930		—	2,930
Legacy[1]	243		—	243		954		—	954
Mortgage	30,495		2,105	32,600		22,895		3,905	26,800
Consumer	58,700		(394)	58,306		59,374		767	60,141

	128,861		1,711	130,572		122,124		67,694	189,818

Recoveries:
Commercial	27,051		—	27,051		13,274		6,504	19,778
Construction	4,990		—	4,990		3,398		4,700	8,098
Leases	934		—	934		1,188		—	1,188
Legacy[1]	1,383		—	1,383		2,752		—	2,752
Mortgage	2,089		410	2,499		1,353		446	1,799
Consumer	14,565		7	14,572		17,831		815	18,646

	51,012		417	51,429		39,796		12,465	52,261

Net loans charged-off (recovered):
Commercial	7,291		—	7,291		20,503		31,432	51,935
Construction	(2,915)		—	(2,915)		(1,204)		20,386	19,182
Leases	2,072		—	2,072		1,742		—	1,742
Legacy[1]	(1,140)		—	(1,140)		(1,798)		—	(1,798)
Mortgage	28,406		1,695	30,101		21,542		3,459	25,001
Consumer	44,135		(401)	43,734		41,543		(48)	41,495

	77,849		1,294	79,143		82,328		55,229	137,557

Allowance transferred from covered to non-covered loans [2]	—		—	—		13,037		(13,037)	—

Net recoveries (write-downs)[3]	5,445		—	5,445		(27,868)		(1,823)	(29,691)

Balance at end of period	$518,139		$30,581	$548,720		$512,739		$38,074	$550,813

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[4]	0.70%			0.69%		0.81%			1.20%
Provision for loan losses to net charge-offs[4]	1.20	x		1.15	x	1.08	x		0.84	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Represents the allowance transfer of covered to non-covered loans at June 30, 2015.
[3]	Net recoveries (write-downs) are related to loans sold or reclassified to held-for-sale.
[4]	Excluding provision for loan losses and net recoveries (write-down) related to loans sold or reclassified to held-for-sale.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six months ended June 30, 2016 and 2015.

Table 25 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Commercial	0.17%	0.74%	0.14%	0.48%
Construction	(1.78)	1.03	(0.82)	(0.44)
Leases	0.27	0.67	0.65	0.61
Legacy	(6.71)	0.16	(4.03)	(4.78)
Mortgage	0.79	0.62	0.83	0.63
Consumer	2.19	1.74	2.29	2.17

Total annualized net charge-offs to average loans held-in-portfolio	0.63%	0.89%	0.70%	0.81%

Net charge-offs, excluding covered loans, for the quarter ended June 30, 2016, decreased by $11.0 million, excluding the recoveries of $5.4 million resulting from the bulk sale of WB loans, when compared to the second quarter of 2015, mainly driven by the BPPR segment with lower commercial and construction net charge-offs of $11.4 million and $4.9 million, respectively, offset in part by higher consumer net charge-offs of $5.2 million.

The Corporation continued to exhibit a stable credit performance despite a challenging operating environment in Puerto Rico. The shift in the risk profile of the credit portfolios over the last few years has better positioned the Corporation to operate in this complex environment. The Corporation continues attentive to changes in credit quality trends and is focused in taking measures to minimize risks. The U.S. operation continued to reflect strong credit quality with low level of charge-offs and non-performing loans.

The discussions in the sections that follow assess credit quality performance for the second quarter of 2016 for most of the Corporation’s non-covered loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio decreased by $6 million, or 3%, from December 31, 2015, mainly driven by a reduction of $5 million in the BPPR segment. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio decreased to 1.70% at June 30, 2016 from 1.80% at December 31, 2015.

Tables 26 and 27 present the changes in the non-performing commercial loans held-in-portfolio for the quarters and six months periods ended June 30, 2016 and 2015 for the BPPR (excluding covered loans) and BPNA segments. For the quarter ended June 30, 2016, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment increased by $9 million, when compared to inflows for the same period in 2015. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment remained flat at approximately $2 million, compared to inflows for the same quarter in 2015.

Table 26 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$182,639	$14,992	$197,631	$177,902	$3,914	$181,816
Plus:
New non-performing loans	26,029	2,254	28,283	47,686	17,318	65,004
Advances on existing non-performing loans	—	8	8	—	9	9
Less:
Non-performing loans transferred to OREO	(1,815)	—	(1,815)	(2,918)	—	(2,918)
Non-performing loans charged-off	(15,219)	(254)	(15,473)	(20,168)	(635)	(20,803)
Loans returned to accrual status / loan collections	(19,050)	(13,969)	(33,019)	(29,918)	(17,575)	(47,493)

Ending balance NPLs	$172,584	$3,031	$175,615	$172,584	$3,031	$175,615

Table 27 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2015			For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$264,631	$9,807	$274,438	$257,910	$2,315	$260,225
Plus:
New non-performing loans	17,092	1,386	18,478	44,518	9,416	53,934
Advances on existing non-performing loans	—	383	383	—	383	383
Reclassification from covered loans	7,395	—	7,395	7,395	—	7,395
Less:
Non-performing loans transferred to OREO	(3,568)	—	(3,568)	(4,637)	—	(4,637)
Non-performing loans charged-off	(51,804)	(399)	(52,203)	(60,179)	(825)	(61,004)
Loans returned to accrual status / loan collections	(9,351)	(282)	(9,633)	(20,612)	(394)	(21,006)
Loans transferred to held-for-sale	(44,996)	—	(44,996)	(44,996)	—	(44,996)

Ending balance NPLs	$179,399	$10,895	$190,294	$179,399	$10,895	$190,294

Table 28 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Non-performing commercial loans	$172,584	$177,902	$3,031	$3,914	$175,615	$181,816
Non-performing commercial loans to commercial loans HIP	2.39%	2.41%	0.10%	0.14%	1.70%	1.80%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Commercial loan net charge-offs (recoveries)	$5,647	$17,059	$(1,265)	$(879)	$4,382	$16,180
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	0.31%	1.07%	(0.17)%	(0.15)%	0.17%	0.74%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Commercial loan net charge-offs (recoveries)	$8,351	$21,861	(1,060)	$(1,358)	$7,291	$20,503
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	0.23%	0.69%	(0.07)%	(0.13)%	0.14%	0.48%

There was one commercial loan relationship greater than $10 million in non-accrual status at June 30, 2016 and December 31, 2015, with an outstanding aggregate balance of $34 million and $36 million, respectively.

Commercial loan net charge-offs, excluding net charge-offs for covered loans and the net recoveries of $4.4 million resulting from the bulk sale of WB loans, decreased by $11.8 million, when compared to the second quarter of 2015, mostly driven by lower net charge-offs in the BPPR segment of $11.4 million. For the quarter ended June 30, 2016, the charge-offs associated with collateral dependent impaired commercial loans amounted to approximately $9.2 million at the BPPR segment. The BPNA segment continued to show low levels of charge-offs reflective of improvements in credit quality.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.9 billion at June 30, 2016, of which $2.1 billion was secured with owner occupied properties, compared with $6.6 billion and $2.1 billion, respectively, at December 31, 2015. CRE non-performing loans, excluding covered loans, amounted to $140 million at June 30, 2016, compared with $142 million at December 31, 2015. The CRE non-performing loans ratios for the BPPR and BPNA segments were 3.01% and 0.06%, respectively, at June 30, 2016, compared with 3.00% and 0.03%, respectively, at December 31, 2015.

Construction loans

Non-covered non-performing construction loans held-in-portfolio decreased by $1 million when compared with December 31, 2015, mostly concentrated in the BPPR segment. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased to 0.35% at June 30, 2016 from 0.52% at December 31, 2015.

Tables 29 and 30 present changes in non-performing construction loans held-in-portfolio for the quarters and six months periods ended June 30, 2016 and 2015 for the BPPR (excluding covered loans) and BPNA segments.

Table 29 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$3,270	$671	$3,941	$3,550	$—	$3,550
Plus:
New non-performing loans	186	—	186	393	671	1,064
Less:
Non-performing loans transferred to OREO	—	—	—	(304)	—	(304)
Non-performing loans charged-off	(8)	—	(8)	(118)	—	(118)
Loans returned to accrual status / loan collections	(1,025)	(571)	(1,596)	(1,098)	(571)	(1,669)

Ending balance NPLs	$2,423	$100	$2,523	$2,423	$100	$2,523

Table 30 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2015			For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$13,214	$—	$13,214	$13,812	$—	$13,812
Plus:
New non-performing loans	—	671	671	456	671	1,127
Reclassification from covered loans	112	—	112	112	—	112
Less:
Non-performing loans transferred to OREO	(2,194)	—	(2,194)	(2,194)	—	(2,194)
Loans returned to accrual status / loan collections	(6,376)	—	(6,376)	(7,430)	—	(7,430)

Ending balance NPLs	$4,756	$671	$5,427	$4,756	$671	$5,427

Construction loan net charge-offs (recoveries), excluding net charge-offs for covered loans and net recoveries of approximately $1 million resulting from the bulk sale of WB loans, amounted to net recoveries of $3.2 million for the quarter ended June 30, 2016, improving by $4.9 million from the quarter ended June 30, 2015.

Table 31 provides information on construction non-performing loans and net charge-offs for the BPPR and BPNA (excluding the covered loan portfolio) segments.

Table 31 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Non-performing construction loans	$2,423	$3,550	$100	$—	$2,523	$3,550
Non-performing construction loans to construction loans HIP	2.34%	3.52%	0.02%	—%	0.35%	0.52%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Construction loan net charge-offs (recoveries)	$(3,226)	$1,721	$—	$—	$(3,226)	$1,721
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(12.25)%	8.02%	—%	—%	(1.78)%	1.03%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Construction loan net charge-offs (recoveries)	$(2,915)	$(1,204)	$—	$—	$(2,915)	$(1,204)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(5.41)%	(2.04)%	—%	—%	(0.82)%	(0.44)%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio decreased by $13 million from December 31, 2015, driven by improvements in the BPPR segment, reflective of the improved risk profile of the portfolio, as well as aggressive loss mitigation and collection efforts.

The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio decreased to 4.92% at June 30, 2016 from 5.00% at December 31, 2015. Tables 32 and 33 present changes in non-performing mortgage loans held-in-portfolio for the BPPR (excluding covered loans) and BPNA segments.

Table 32 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$322,838	$12,069	$334,907	$337,933	$13,538	$351,471
Plus:
New non-performing loans	79,688	6,532	86,220	158,367	13,452	171,819
Less:
Non-performing loans transferred to OREO	(12,521)	(445)	(12,966)	(21,747)	(445)	(22,192)
Non-performing loans charged-off	(10,648)	(130)	(10,778)	(21,537)	(406)	(21,943)
Loans returned to accrual status / loan collections	(55,699)	(3,636)	(59,335)	(129,358)	(11,749)	(141,107)

Ending balance NPLs	$323,658	$14,390	$338,048	$323,658	$14,390	$338,048

Table 33 - Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2015			For the six months ended June 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$320,154	$8,461	$328,615	$295,629	$9,284	$304,913
Plus:
New non-performing loans	85,555	11,857	97,412	192,940	18,089	211,029
Reclassification from covered loans	568	—	568	568	—	568
Less:
Non-performing loans transferred to OREO	(6,103)	(314)	(6,417)	(10,948)	(314)	(11,262)
Non-performing loans charged-off	(7,998)	(319)	(8,317)	(16,156)	(442)	(16,598)
Loans returned to accrual status / loan collections	(73,403)	(7,637)	(81,040)	(143,260)	(16,607)	(159,867)
Loans transferred to held-for-sale	—	—	—	—	2,038	2,038

Ending balance NPLs	$318,773	$12,048	$330,821	$318,773	$12,048	$330,821

For the quarter ended June 30, 2016, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment decreased by $6 million, or 7%, when compared to inflows for the same period in 2015. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment decreased by $5 million, or 45%, when compared to inflows for the same period in 2015.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans, increased by $2.6 million when compared with the quarter ended June 30, 2015. Net charge-off activity derived mainly from loans in the BPPR segment. The net charge-offs in the BPNA segment continued at low levels, reflective of the improved risk profile of the portfolio, strengthened by the sale of certain non-performing and classified assets during the year 2014. For the quarter ended June 30, 2016, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $3.3 million in the BPPR segment.

Table 34 provides information on mortgage non-performing loans and net charge-offs for the BPPR and BPNA (excluding the covered loan portfolio).

Table 34 - Non-Performing Mortgage Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Non-performing mortgage loans	$323,658	$337,933	$14,390	$13,538	$338,048	$351,471
Non-performing mortgage loans to mortgage loans HIP	5.38%	5.52%	1.71%	1.49%	4.92%	5.00%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Mortgage loan net charge-offs	$13,464	$10,739	$16	$176	$13,480	$10,915
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.91%	0.71%	0.01%	0.07%	0.79%	0.62%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Mortgage loan net charge-offs	$28,160	$21,212	246	$330	$28,406	$21,542
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.95%	0.73%	0.06%	0.06%	0.83%	0.63%

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio decreased by $4 million when compared to December 31, 2015, primarily driven by reductions in the BPPR segment.

For the quarter ended June 30, 2016, the BPPR segment inflows of consumer non-performing loans held-in-portfolio amounted to $18 million, decreasing by $2 million when compared to the same period of 2015. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment amounted to $4 million, increasing by $1 million when compared to inflows for the same period of 2015.

The Corporation’s consumer net charge-offs, excluding recoveries resulting from the bulk sale of WB loans, increased by $4.6 million, when compared with the same period of 2015. For the quarter ended June 30, 2016, charge-offs associated with consumer loans individually evaluated for impairment amounted to $3.3 million in the BPPR segment.

Table 35 provides information on consumer non-performing loans and net charge-offs by segments.

Table 35 - Non-Performing Consumer Loans and Net Charge-Offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Non-performing consumer loans	$48,948	$52,440	$5,747	$5,864	$54,695	$58,304
Non-performing consumer loans to consumer loans HIP	1.47%	1.57%	1.02%	1.19%	1.41%	1.52%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Consumer loan net charge-offs	$19,903	$14,654	$1,321	$1,969	$21,224	$16,623
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.40%	1.74%	0.95%	1.72%	2.19%	1.74%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Consumer loan net charge-offs	$41,201	$38,307	$2,934	$3,236	$44,135	$41,543
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.48%	2.27%	1.10%	1.39%	2.29%	2.17%

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, increased by $47 million, or 4%, from December 31, 2015. TDRs in accruing status increased by $63 million from December 31, 2015, due to sustained borrower performance, while non-accruing TDRs decreased by $15 million.

At June 30, 2016, commercial loan TDRs, excluding covered loans, for the BPPR segment amounted to $254 million, of which $87 million were in non-performing status. This compares with $255 million, of which $88 million were in non-performing status at December 31, 2015.

At June 30, 2016, construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $1 million, of which $1 million were in non-performing status. This compares with $2 million, which were in non-performing status at December 31, 2015.

At June 30, 2016, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $817 million (including $392 million guaranteed by U.S. sponsored entities) and $9 million, respectively, of which $115 million and $2 million, respectively, were in non-performing status. This compares with $768 million (including $359 million guaranteed by U.S. sponsored entities) and $7 million, respectively, of which $128 million and $2 million were in non-performing status at December 31, 2015.

At June 30, 2016, the consumer loan TDRs for the BPPR and BPNA segments amounted to $113 million and $2 million, respectively, of which $13 million and $106 thousand, respectively, were in non-performing status, compared with $115 million and $2 million, respectively, of which $12 million and $239 thousand, respectively, were in non-performing status at December 31, 2015.

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to the Corporation’s 2015 Annual Report on Form 10K for a description of the Corporation’s allowance for loan losses methodology.

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at June 30, 2016 and December 31, 2015 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 36 - Composition of ALLL

	June 30, 2016
(Dollars in thousands)	Commercial	Construction	Legacy [2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$53,350	$116	$—	$548	$43,909	$24,898	$122,821
Impaired loans [1]	$335,881	$1,036	$—	$2,110	$484,725	$111,610	$935,362
Specific ALLL to impaired loans [1]	15.88%	11.20%	—%	25.97%	9.06%	22.31%	13.13%

General ALLL	$156,331	$10,949	$1,852	$9,546	$97,577	$119,063	$395,318
Loans held-in-portfolio, excluding impaired loans [1]	$10,023,934	$716,296	$49,709	$661,984	$6,379,393	$3,773,983	$21,605,299
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.56%	1.53%	3.73%	1.44%	1.53%	3.15%	1.83%

Total ALLL	$209,681	$11,065	$1,852	$10,094	$141,486	$143,961	$518,139
Total non-covered loans held-in-portfolio [1]	$10,359,815	$717,332	$49,709	$664,094	$6,864,118	$3,885,593	$22,540,661
ALLL to loans held-in-portfolio [1]	2.02%	1.54%	3.73%	1.52%	2.06%	3.70%	2.30%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At June 30, 2016, the general allowance on the covered loans amounted to $30.6 million.

Table 37 - Composition of ALLL

	December 31, 2015
(Dollars in thousands)	Commercial	Construction	Legacy[2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$49,243	$264	$—	$573	$44,029	$23,963	$118,072
Impaired loans [1]	$337,133	$2,481	$—	$2,404	$471,932	$111,836	$925,786
Specific ALLL to impaired loans [1]	14.61%	10.64%	—%	23.84%	9.33%	21.43%	12.75%

General ALLL	$147,590	$8,605	$2,687	$10,420	$89,283	$126,278	$384,863
Loans held-in-portfolio, excluding impaired loans [1]	$9,762,030	$678,625	$64,436	$625,246	$6,564,149	$3,725,843	$21,420,329
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.51%	1.27%	4.17%	1.67%	1.36%	3.39%	1.80%

Total ALLL	$196,833	$8,869	$2,687	$10,993	$133,312	$150,241	$502,935
Total non-covered loans held-in-portfolio [1]	$10,099,163	$681,106	$64,436	$627,650	$7,036,081	$3,837,679	$22,346,115
ALLL to loans held-in-portfolio [1]	1.95%	1.30%	4.17%	1.75%	1.89%	3.91%	2.25%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2015, the general allowance on the covered loans amounted to $34.2 million.

At June 30, 2016, the allowance for loan losses, excluding covered loans, increased by $15 million when compared with December 31, 2015, mostly driven by higher reserves for the BPPR portfolios of $11 million.

At June 30, 2016, the allowance for loan losses for non-covered loans at the BPPR segment increased to $481 million, or 2.77% of non-covered loans held-in-portfolio, compared with $470 million, or 2.67% of non-covered loans held-in-portfolio, at December 31, 2015. The ratio of the allowance to non-performing loans held-in-portfolio was 87.30% at June 30, 2016, compared with 81.75% at December 31, 2015.

The allowance for loan losses at the BPNA segment increased to $37 million, or 0.72% of loans held-in-portfolio, compared with $33 million, or 0.69% of loans held-in-portfolio, at December 31, 2015. The ratio of the allowance to non-performing loans held-in-portfolio was 138.04% at June 30, 2016, compared with 122.43% at December 31, 2015.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, increased by $13 million from December 31, 2015. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $200 million, or 2.77% of non-covered commercial loans held-in-portfolio at June 30, 2016, compared with $187 million, or 2.54%, at December 31, 2015. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio amounted to $10 million at June 30, 2016, flat when compared to December 31, 2015. The allowance for loan losses for commercial loans held-in-portfolio at the BPNA segment was 0.31% of commercial loans held-in-portfolio, at June 30, 2016, compared with 0.36%, at December 31, 2015. The Corporation’s ratio of allowance to non-performing loans held-in-portfolio in the commercial loan category was 119.40% at June 30, 2016, compared with 108.26% at December 31, 2015.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, increased by $2 million from December 31, 2015. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $4 million, or 3.48% of non-covered construction loans held-in-portfolio, at June 30, 2016, compared with $5 million, or 4.91%, at December 31, 2015. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $7 million, or 1.22% of construction loans held-in-portfolio, at June 30, 2016, compared with $4 million, or 0.67%, at December 31, 2015. The Corporation’s ratio of allowance to non-performing loans held-in portfolio in the construction loan category was 438.57% at June 30, 2016, compared with 249.83% at December 31, 2015.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, increased by $8 million from December 31, 2015. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $137 million, or 2.27% of mortgage loans held-in-portfolio, excluding covered loans, at June 30, 2016, compared with $128 million, or 2.09%, respectively, at December 31, 2015. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio remained unchanged at $5 million, or 0.56% of mortgage loans held-in-portfolio, at June 30, 2016, compared to 0.55% of mortgage loans held-in-portfolio, at December 31, 2015.

The allowance for loan losses for the consumer portfolio, excluding covered loans, decreased by $6 million from December 31, 2015. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $130 million, or 3.93% of that portfolio, at June 30, 2016, compared with $139 million, or 4.15%, at December 31, 2015. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $13 million, or 2.39% of consumer loans, at June 30, 2016, compared with $12 million, or 2.34%, at December 31, 2015.

Table 38 - Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	June 30, 2016		December 31, 2015
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$803.0	$122.8	$807.4	$118.1
No valuation allowance required	132.4	—	118.4	—

Total impaired loans	$935.4	$122.8	$925.8	$118.1

The following tables set forth the activity in the specific reserves for non-covered impaired loans for the quarters ended June 30, 2016 and 2015.

Table 39 - Activity in Specific ALLL for the Quarter Ended June 30, 2016

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$55,098	$172	$43,252	$—	$24,907	$608	$124,037
Provision for impaired loans	7,486	(48)	3,923	—	3,278	5	14,644
Less: Net charge-offs	(9,234)	(8)	(3,266)	—	(3,287)	(65)	(15,860)

Specific allowance for loan losses at June 30, 2016	$53,350	$116	$43,909	$—	$24,898	$548	$122,821

Table 40 - Activity in Specific ALLL for the Quarter Ended June 30, 2015

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$69,946	$158	$42,570	$—	$25,604	$687	$138,965
Provision for impaired loans	38,492	4,949	4,080	34	3,761	(39)	51,277
Less: Net charge-offs	(9,985)	(4,382)	(2,488)	—	(4,338)	(41)	(21,234)
Net write-downs	(29,997)	—	—	—	—	—	(29,997)

Specific allowance for loan losses at June 30, 2015	$68,456	$725	$44,162	$34	$25,027	$607	$139,011

For the quarter ended June 30, 2016, total net charge-offs for individually evaluated impaired loans amounted to approximately $15.8 million related to the BPPR segment.

The tables that follow present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2016 and December 31, 2015.

Table 41 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

June 30, 2016
	Total Impaired Loans – Held-in-portfolio (HIP)		Impaired Loans with Appraisals Over One- Year Old [1]
(In thousands)	Loan Count	Outstanding Principal Balance
Commercial	118	$282,171	24%

[1]	Based on outstanding balance of total impaired loans.

December 31, 2015
	Total Impaired Loans – Held-in-portfolio (HIP)		Impaired Loans with Appraisals Over One- Year Old [1]
(In thousands)	Loan Count	Outstanding Principal Balance
Commercial	118	$281,478	29%

[1]	Based on outstanding balance of total impaired loans.

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $31 million at June 30, 2016, compared to $34 million at December 31, 2015. This allowance covers the estimated credit loss exposure primarily related to acquired loans accounted for under ASC Subtopic 310-30.

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

Geographic and government risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 35 to the consolidated financial statements. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.5% in fiscal year 2012 and decreased by 0.2% and 0.9% in fiscal years 2013 and 2014, respectively. The change in the gross national product in fiscal year 2012 likely responds to the large amount of governmental stimulus and deficit spending in that fiscal year. According to the Puerto Rico Planning Board’s baseline scenario projections, for fiscal years 2015 and 2016, gross national product is projected to further contract by 0.9% and 1.2%, respectively. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is an indicator of general economic activity and not a direct measurement of gross national product, reflected a 1.6% reduction in the average for fiscal year 2015 (July 2014 to June 2015), compared to the prior fiscal year. During the first ten months of fiscal year 2016, the Economic Activity Index reflected a 1.4% reduction in the average when compared to the same period of the prior fiscal year. The annual growth rate of the Economic Activity Index is not the same as the annual growth rate of real gross national product.

The Commonwealth of Puerto Rico (the “Commonwealth”) is experiencing a severe fiscal crisis resulting from persistent and significant budget deficits, a high debt burden, the continuing economic contraction and lack of access to the capital markets, among other factors. Budget deficits were historically covered with bond financings, loans from GDB and extraordinary one-time revenue measures. As a result of multiple downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings since February 2014 and ongoing liquidity constraints at the Commonwealth’s central government and GDB, the Commonwealth’s ability to finance future budget deficits is expected to be very limited, if any.

For fiscal year 2016, the Government approved a $9.8 billion budget, which is $235 million higher than the approved budget for fiscal year 2015 due primarily to a significant increase in debt service payments and special pension contributions. In July 2016, however, the Government revised its revenue estimate for fiscal year 2016 downward by $625 million, to approximately $9.175 billion.

The Government has indicated that it has been forced to implement certain extraordinary measures in order to confront its liquidity constraints and this decrease in revenues, while continuing to provide essential services and comply, in part, with constitutional obligations for the payment of general obligation bonds. These measures have included, among others: (i) requiring advance payment to the Treasury Department from the two largest government retirement systems of funds required for the payment of retirement benefits to participants (instead of the usual reimbursements made by the retirement systems to the Treasury Department for pension benefit payments made by the Treasury Department on behalf of the retirement systems); (ii) placing $400 million of tax and revenue anticipation notes with certain Commonwealth instrumentalities to fund fiscal year 2016 working capital needs; (iii) suspending Commonwealth set-asides required by Act No. 39 of May 13, 1976, as amended, for the payment of its general obligation debt during fiscal year 2016; (iv) retaining certain tax revenues that were assigned to particular public corporations and redirecting those revenues to pay general obligation debt of the Commonwealth (commonly referred to as the exercise of the clawback of revenues); (v) delaying the payment of third-party payables or amounts due to public corporations; (vi) deferring the disbursement of certain budgetary appropriations; and (vii) delaying the payment of income tax refunds. The Government has stated that some of these measures are unsustainable and have significant negative economic effects. Also, since these measures are not sufficient to address the Commonwealth’s liquidity needs, the Commonwealth has indicated it will need to implement additional measures.

The Commonwealth also did not appropriate in the approved budget for fiscal year 2016 the funds necessary to pay principal of and interest on bonds issued by the Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of GDB, which reflects the Commonwealth’s serious liquidity constraints. As a result, in fiscal year 2016, PFC has not paid debt service on approximately $1.1 billion of bonds payable solely from Commonwealth legislative appropriations. As of July 1, 2016, missed payments amount to approximately $93 million. In addition, as a result of the clawback of revenues mentioned above, other public corporations (including the Infrastructure Financing Authority, the Highways and Transportation Authority and the Convention Center District Authority) were not able to meet their debt obligations due on January 1, 2016 and July 1, 2016 or did so using moneys previously held by the bond indenture trustees in reserves or other accounts. On May 1, 2016, Governor Alejandro Garcĺa Padilla declared a moratorium on a $422 million debt payment due on May 2, 2016 by GDB, resulting in a default on its obligations. GDB reached an agreement with a group of local credit unions to defer until May 2017 approximately $39 million of debt payments due on May 1, 2016.

Further in response to the fiscal crisis, the Commonwealth has also enacted various revenue raising and expense reduction measures, including an increase in the sales and use tax (“SUT”) rate pursuant to Act 72-2015, enacted on May 29, 2015. Effective July 1, 2015, transactions that were subject to the 7% SUT have been subject to an 11.5% SUT (10.5% collected on behalf of the Puerto Rico Sales Tax Financing Corporation (“COFINA’”) and the Commonwealth, of which 0.5% goes to a special fund for the benefit of the municipalities, and 1% is collected by the municipalities). In addition, from October 1, 2015: (i) business-to-business transactions that were taxable prior to July 1, 2015 are subject to an 11.5% SUT, (ii) certain business-to-business services and designated professional services that were previously exempt from SUT are subject to a Commonwealth SUT of 4% (but no municipal SUT will apply to these services), and (iii) specific services are exempt from SUT.

On the expense side, the measures have included a comprehensive reform of the principal pension system of the Commonwealth, which is severely underfunded and faces asset depletion in the near future, and the enactment of a fiscal emergency law that freezes benefits under collective bargaining agreements and formula appropriations to various governmental entities and other branches of the central government, among various expense control measures. As further explained below, these measures were insufficient to allow the Commonwealth to meet its debt service obligations while continuing to provide essential services to the residents of Puerto Rico.

In response to the continued fiscal and economic challenges, the Government of Puerto Rico engaged a group of former International Monetary Fund economists to analyze the Commonwealth’s economic and financial stability and growth prospects. The group’s final report, commonly known as the “Krueger Report,” was delivered to the Governor of Puerto Rico on June 28, 2015 and states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility. Some of the report’s principal conclusions are as follows: (i) the economic problems of Puerto Rico are structural, not cyclical, and are not going away without structural reforms, (ii) fiscal deficits are much larger than assumed and are set to deteriorate, (iii) the central government deficits (as measured in the report) over the coming years imply an unsustainable trajectory of large financing gaps, and (iv) Puerto Rico’s public debt cannot be made sustainable without growth, nor can growth occur in the face of structural obstacles and doubts about debt sustainability.

The report concludes that, even after factoring in a substantial fiscal effort, a large residual financing gap persists into the next decade, implying a need for debt relief. To close the financing gap, the government would need to seek relief from a significant but progressively declining proportion of principal and interest due during fiscal years 2016-2024. The report acknowledges that any debt restructuring would be challenging as there is no precedent of this scale and scope, but concludes that, from an economic perspective, the fact remains that the central government faces large financing gaps even with substantial adjustment efforts (as there are limits to how much expenditures can be cut or taxes raised).

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

On September 9, 2015, the Working Group presented a draft of the Fiscal and Economic Growth Plan (the “FEGP”), which was subsequently updated on January 18, 2016. The FEGP projects that, absent further corrective action, the Commonwealth’s cumulative five-year financing gap for fiscal years 2016 to 2020 will be approximately $27.9 billion ($63.4 billion for the ten-year projection period), and that this financing gap could be reduced to approximately $16.1 billion ($23.9 billion for the ten-year projection period) through a combination of identified revenue increases and expense reduction measures and assuming a level of economic growth. With approximately $33 billion of debt service over the next ten years, the FEGP concludes that the Commonwealth will not have sufficient projected surplus to pay its scheduled debt service and that a debt restructuring is necessary to avoid a disorderly default and allow the Commonwealth to implement the structural reforms and growth initiatives identified in the FEGP. The FEGP also concludes that, unless economic growth can be achieved, the Commonwealth’s debt is not sustainable. The FEGP also states that without the emergency measures taken in fiscal year 2016, which have significantly increased the economic burden on taxpayers and third party suppliers, the Commonwealth would have already exhausted its liquidity and that, in any case, it will not have sufficient resources at the end of the fiscal year to meet its debt obligations. The FEGP does not include the debt of Puerto Rico’s municipalities. The FEGP contemplates, however, as part of the expense reduction measures, that the central government will gradually reduce subsidies provided to the municipalities. The FEGP is publicly available in GDB’s website.

On January 2016, Government officials and advisors met with the advisors to the Commonwealth’s creditors to present the Commonwealth’s initial restructuring proposal, which was subsequently made public. Following the release of such initial proposal, certain bondholder groups have made various proposals for the restructuring of their bonds and the Commonwealth has presented various counterproposals. The Commonwealth presented its latest formal proposal on June 14, 2016, which was followed by discussions with certain bondholder groups, which then presented separate counterproposals regarding their own credits. On June 17, 2016, the Commonwealth informally responded to such counterproposals. A summary of the terms of the Commonwealth’s last proposal is as follows:

•	GO holders would receive an 83.5% recovery of their principal in the form of a mandatorily payable bond (“Base Bond”).

•	Senior COFINA holders would receive an 80% recovery of their principal in the form of a Base Bond.

•	Subordinated COFINA holders would receive a 60% recovery of their principal in the form of a Base Bond.

•	COFINA creditors would consent to the release of the Sales and Use Tax Fund during the first half of the fiscal year, on terms to be agreed upon.

•	The Base Bond given to COFINA and GO holders in a potential exchange would receive a 5% interest coupon to be paid as a combination of cash and in kind, with variations depending on the credit and with the cash portion increasing incrementally over a five-year period until paid entirely in cash.

There can be no assurance, that the Commonwealth will be able to successfully consummate its proposal or any other voluntary debt restructuring without the involvement of the oversight board created under PROMESA (defined below), in particular given the large amount of targeted debt and extremely complex nature of these credits.

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

On June 30, 2016, PREPA executed a bond purchase agreement with a group of institutional creditors and thereby avoided default on July 1, 2016. The utility used the proceeds from $264 million in new bonds to supplement other available funds to make a larger $418 million debt service payment. PREPA also announced an extension of the Restructuring Support Agreement (“RSA”) to December 15, 2016. At June 30, 2016, BPPR is a lender in PREPA’s syndicated credit facility and BPPR’s exposure was of $39.6 million, as shown in Note 23 to the consolidated financial statements.

On April 6, 2016, the Governor of Puerto Rico signed an emergency bill entitled the “Puerto Rico Emergency Moratorium and Financial Rehabilitation Act”. The Act, among other things, allows the Governor to declare a moratorium on any debt payments through January 31, 2017 (subject to being extended until March 31, 2017). The Act applies to debt issued by the Commonwealth and its instrumentalities, including COFINA. Among other things, the Act (a) grants the Governor (i) authority to declare a moratorium on debt service payments (including principal) for the Commonwealth and certain of its instrumentalities; (ii) discretion to pay interest owed on the obligations and, if interest is not paid during the covered period, such interest will accrue at the contractual rate; (iii) the authorization to create a “bridge bank” in the event GDB is placed in receivership to carry out some of its liabilities, including deposits, and continue certain of the existing functions; and (b) creates a new entity called the Puerto Rico Fiscal Agency and Financial Advisory Authority to assume GDB’s role as the Commonwealth’s fiscal agent and financial advisor, and oversee the Commonwealth’s debt restructuring efforts. The Act also provides for the expropriation of property or property interests through eminent domain without the requirement that funds be deposited in court prior to the acquisition of title and a stay on litigation during the emergency period.

Shortly after the approval of Act 21, the Governor of Puerto Rico declared a state of emergency at GDB and provided that, among other things, only withdrawals to fund necessary costs for essential services would be allowed. At that time, the Governor’s order did not declare a moratorium on GDB’s principal and interest payments in order to continue negotiations with creditors.

On June 30, 2016, President Obama signed into law the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). The legislation establishes a seven-member oversight board with powers to approve the Commonwealth’s budget and carry on negotiations with creditors. The legislation also includes a judicial process for the restructuring of the debt obligations of the Commonwealth and its instrumentalities. Among other things, PROMESA provides for: a stay on litigation to enforce remedies or rights related to outstanding liabilities of the Commonwealth, its political subdivisions, including municipalities, instrumentalities and public corporations, the creation of a committee to provide recommendations on economic development initiatives and an amendment to the Fair Labor Standards Act that would allow for a lower minimum wage for young workers in Puerto Rico subject to the satisfaction of certain conditions, including oversight board approval. PROMESA requires the Commonwealth to create a fiscal plan to bring the island back from its current financial situation and such fiscal plan must look forward at least five years, respect existing legal priorities and liens, and provide a method to achieve fiscal responsibility and access to the capital markets. The oversight board shall remain in place until market access is restored and balanced budgets are produced for four consecutive years.

On June 30, 2016, the Governor of Puerto Rico declared a moratorium on the payment of principal and interest on obligations issued or guaranteed by the Commonwealth of Puerto Rico (“GO debt”) and debt issued by certain other instrumentalities due on July 1, 2016. This triggered a default on approximately $911 million of bonds, including $779 million related to GO debt. Holders of insured bonds may receive some portion of the amounts due from insurers that issued the policies insuring their bonds, if available. The Governor also warned that he will implement extraordinary liquidity measures in the next six months to continue providing essential services to the Commonwealth’s residents.

On June 30, 2016 the Puerto Rico House and Senate approved an $8.7 billion budget for Fiscal Year 2017. Consistent with the provisions of Act 21 and the executive orders issued thereunder, the approved budget does not allocate funds for the payment of debt service on the Commonwealth GO debt or other debt payable from Commonwealth appropriations.

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

At June 30, 2016, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 609 million, of which approximately $ 582 million is outstanding ($669 million and $ 578 million, respectively, at December 31, 2015). Of the amount outstanding, $ 505 million consists of loans and $ 77 million are securities ($ 502 million and $ 76 million, respectively, at December 31, 2015). Of the amount outstanding, $ 62 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 76 million at December 31, 2015). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 520 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 502 million at December 31, 2015). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. The Corporation performs periodic credit quality reviews on these issuers.

During the second quarter of 2016, the Corporation recognized an other-than-temporary impairment charge of $209 thousand on an investment security available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. At June 30, 2016 this security was rated Caa2 and CC by Moody’s and S&P, respectively. Puerto Rico’s fiscal and economic situation, together with the events described above, led management to conclude that the unrealized losses on this security were other-than-temporary. The Corporation determined that the entire balance of the unrealized loss carried by this security was attributed to estimated credit losses. Accordingly, the other-than-temporary impairment was recognized in its entirety in the accompanying consolidated statement of operations and no amount remained recognized in the accompanying statement of other comprehensive income related to this specific security.

In addition, at June 30, 2016, the Corporation had $418 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($394 million at December 31, 2015). These included $334 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2015 - $316 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $51 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $33 million of industrial development notes ($50 million and $28 million, respectively, at December 31, 2015).

As further detailed in Notes 7 and 8 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $869 million of residential mortgages and $101 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2016. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the consolidated financial statements.

Adjusted results of operations – Non-GAAP Financial Measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the performance of the Corporation on an “adjusted basis” and excludes the impact of certain transactions on the results of its operations. Throughout this MD&A, the Corporation presents a discussion of its financial results excluding the impact of these events to arrive at the “adjusted results”. Management believes that the “adjusted basis” provides meaningful information about the underlying performance of the Corporation’s ongoing operations. The “adjusted results” are a Non-GAAP financial measure. Refer to the following tables for a reconciliation of the reported results to the “adjusted results” for the quarters and six months ended June 30, 2016, and 2015.

Table 42 - Adjusted Consolidated Statement of Operations for the Quarter Ended June 30, 2016 (Non-GAAP)

(Unaudited)	Quarter ended June 30, 2016
(In thousands)	Actual Results (US GAAP)	Impact of EVERTEC’s Restatement [2]	Bulk Sale of WB loans and OREO [3]	Adjusted Results (Non-GAAP)
Net interest income	$360,551	$—	$2,057	$358,494
Provision for loan losses – non-covered loans	39,668	—	(5,445)	45,113
Provision for loan losses – covered loans [1]	804	—	—	804

Net interest income after provision for loan losses	320,079	—	7,502	312,577
Other-than-temporary impairment losses on investment securities	(209)	—	—	(209)
FDIC loss-share (expense) income	(12,576)	—	291	(12,867)
Other non-interest income	123,288	(2,173)	—	125,461

Total non-interest income	110,503	(2,173)	291	112,385

Personnel costs	116,708	—	—	116,708
Net occupancy expenses	21,714	—	—	21,714
Equipment expenses	15,261	—	—	15,261
Professional fees	80,625	—	1,812	78,813
Communications	6,012	—	—	6,012
Business promotion	13,705	—	—	13,705
Other real estate owned (OREO) expenses	12,980	—	5,090	7,890
Other operating expenses	42,144	—	—	42,144

Total operating expenses	309,149	—	6,902	302,247

Income before income tax	121,433	(2,173)	891	122,715
Income tax expense	32,446	—	347	32,099

Net income	$88,987	$(2,173)	$544	$90,616

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Represents Popular Inc’s. proportionate share of the cumulative impact of EVERTEC’s restatement and other corrective adjustments to its financial statements, as disclosed in EVERTEC’s 2015 Annual Report on Form 10K.
[3]	Represent the impact of the bulk sale of Westernbank loans and OREO.

Table 43 - Adjusted Consolidated Statement of Operations for the Quarter Ended June 30, 2015 (Non-GAAP)

(Unaudited)	Quarter ended June 30, 2015
(In thousands)	Actual Results (U.S. GAAP)	BPNA Reorganization [2]	Doral Transaction [3]	OTTI [4]	Reversal of DTA - U.S. Operations [5]	Loss on Bulk Sale of Covered OREOs [6]	Adjustment to FDIC Indemnification Assets [7]	Adjusted Results (Non- GAAP)
Net interest income	$362,553	$—	$—	$—	$—	$—	$—	$362,553
Provision for loan losses – non-covered loans	60,468	—	—	—	—	—	—	60,468
Provision for loan losses – covered loans [1]	15,766	—	—	—	—	—	—	15,766

Net interest income after provision for loan losses	286,319	—	—	—	—	—	—	286,319
Other-than-temporary impairment losses on investment securities	(14,445)	—	—	(14,445)	—	—	—	—
FDIC loss-share income	19,075	—	—	—	—	17,566	(10,887)	12,396
Other non-interest income	136,129	—	961	—	—	—	—	135,168

Total non-interest income	140,759	—	961	(14,445)	—	17,566	(10,887)	147,564

Personnel costs	120,977	—	3,865	—	—	—	—	117,112
Net occupancy expenses	23,286	—	2,309	—	—	—	—	20,977
Equipment expenses	15,925	—	725	—	—	—	—	15,200
Professional fees	78,449	—	4,885	—	—	—	—	73,564
Communications	6,153	—	70	—	—	—	—	6,083
Business promotion	13,776	—	401	—	—	—	—	13,375
Other real estate owned (OREO) expenses	44,816	—	—	—	—	21,957	—	22,859
Restructuring costs	6,174	6,174	—	—	—	—	—	—
Other operating expenses	53,618	—	509	—	—	—	—	53,109

Total operating expenses	363,174	6,174	12,764	—	—	21,957	—	322,279

Income from continuing operations before income tax	63,904	(6,174)	(11,803)	(14,445)	—	(4,391)	(10,887)	111,604
Income (benefit) tax expense	(533,533)	—	(3,744)	(2,486)	(544,927)	(1,712)	(2,177)	21,513

Income from continuing operations	$597,437	$(6,174)	$(8,059)	$(11,959)	$544,927	$(2,679)	$(8,710)	$90,091

Income from discontinued operations, net of tax	$15	$15	$—	$—	$—	$—	$—	$—

Net income	$597,452	$(6,159)	$(8,059)	$(11,959)	$544,927	$(2,679)	$(8,710)	$90,091

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Represents restructuring charges associated with the reorganization of BPNA.
[3]	Includes approximately $1.0 million of fees charged for services provided to the alliance co-bidders, including loan servicing and other interim services, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $3.9 million, building rent expense of Doral Bank’s administrative offices for $2.3 million, professional fees and business promotion expenses directly associated with the Doral Bank Transaction and systems conversion for $5.3 million and other expenses, including equipment, business promotions and communications, of $1.3 million.
[4]	Represents an other than temporary impairment (“OTTI”) recorded on Puerto Rico government investment securities available-for-sale. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s recent announcements regarding its ability to pay its debt, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other than temporary.
[5]	Represents the partial reversal of the valuation allowance of a portion of the deferred tax asset amounting to approximately $1.2 billion, at the U.S. operations.
[6]	Represents the loss on a bulk sale of covered OREOs completed in the second quarter and the related mirror accounting of the 80% reimbursable from the FDIC.

[7]	The quarter’s negative amortization of the FDIC’s Indemnification Asset included a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations.

Table 44 - Adjusted Consolidated Statement of Operations (Non-GAAP) - Comparative Quarters

	Adjusted Results (Non-GAAP)
(Unaudited)	For the quarters ended
(In thousands)	June 30, 2016	June 30, 2015	Variance
Net interest income	$358,494	$362,553	$(4,059)
Provision for loan losses – non-covered loans	45,113	60,468	(15,355)
Provision for loan losses – covered loans [1]	804	15,766	(14,962)

Net interest income after provision for loan losses	312,577	286,319	26,258
Other-than-temporary impairment losses on investment securities	(209)	—	(209)
FDIC loss-share (expense) income	(12,867)	12,396	(25,263)
Other non-interest income	125,461	135,168	(9,707)

Total non-interest income	112,385	147,564	(35,179)

Personnel costs	116,708	117,112	(404)
Net occupancy expenses	21,714	20,977	737
Equipment expenses	15,261	15,200	61
Professional fees	78,813	73,564	5,249
Communications	6,012	6,083	(71)
Business promotion	13,705	13,375	330
Other real estate owned (OREO) expenses	7,890	22,859	(14,969)
Other operating expenses	42,144	53,109	(10,965)

Total operating expenses	302,247	322,279	(20,032)

Income before income tax	122,715	111,604	11,111
Income tax expense	32,099	21,513	10,586

Net income	$90,616	$90,091	$525

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.

Table 45 - Adjusted Consolidated Statement of Operations for the Six Months Ended June 30, 2016 (Non-GAAP)

		For the six months ended June 30, 2016
(In thousands)	Actual Results (U.S. GAAP)	Impact of EVERTEC’s Restatement [2]	Bulk Sale of WB loans and OREO [3]	Adjusted Results (Non-GAAP)
Net interest income	$712,963	$—	$2,057	$710,906
Provision for loan losses – non-covered loans	87,608	—	(5,445)	93,053
Provision (reversal) for loan losses – covered loans [1]	(2,301)	—	—	(2,301)

Net interest income after provision for loan losses	627,656	—	7,502	620,154
Other-than-temporary impairment losses on investment securities	(209)	—	—	(209)
FDIC loss share (expense) income	(15,722)	—	291	(16,013)
Other non-interest income	238,064	(2,173)	—	240,237

Total non-interest income	222,133	(2,173)	291	224,015

Personnel costs	243,799	—	—	243,799
Net occupancy expenses	42,144	—	—	42,144
Equipment expenses	29,809	—	—	29,809
Professional fees	156,084	—	1,812	154,272
Communications	12,332	—	—	12,332
Business promotion	24,815	—	—	24,815
Other real estate owned (OREO) expenses	22,121	—	5,090	17,031
Other operating expenses	79,988	—	—	79,988

Total operating expenses	611,092	—	6,902	604,190

Income before income tax	238,697	(2,173)	891	239,979
Income tax expense	64,711	—	347	64,364

Net income	$173,986	$(2,173)	$544	$175,615

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Represents Popular Inc’s. proportionate share of the cumulative impact of EVERTEC’s restatement and other corrective adjustments to its financial statements, as disclosed in EVERTEC’s 2015 Annual Report on Form 10K.
[3]	Represent the impact of the bulk sale of Westernbank loans and OREO.

Table 46 - Adjusted Consolidated Statement of Operations for the Six Months Ended June 30, 2015 (Non-GAAP)

	For the six months ended June 30, 2015
(In thousands)	Actual Results (U.S. GAAP)	BPNA Reorganization [2]	Doral Transaction [3]	OTTI [4]	Reversal of DTA - U.S. Operations [5]	Loss on Bulk Sale of Covered OREOs [6]	Adjustment to FDIC Indemnification Asset [7]	Adjusted Results (Non-GAAP)
Net interest income	$705,748	$—	$—	$—	$—	$—	$—	$705,748
Provision for loan losses – non-covered loans	90,179	—	—	—	—	—	—	90,179
Provision for loan losses – covered loans [1]	26,090	—	—	—	—	—	—	26,090

Net interest income after provision for loan losses	589,479	—	—	—	—	—	—	589,479
Other-than-temporary impairment losses on investment securities	(14,445)	—	—	(14,445)	—	—	—	—
FDIC loss-share income (expense)	23,214	—	—	—	—	17,566	(10,887)	16,535
Other non-interest income	247,225	—	2,082	—	—	—	—	245,143

Total non-interest income	255,994	—	2,082	(14,445)	—	17,566	(10,887)	261,678

Personnel costs	237,435	—	6,297	—	—	—	—	231,138
Net occupancy expenses	44,995	—	2,952	—	—	—	—	42,043
Equipment expenses	29,336	—	725	—	—	—	—	28,611
Professional fees	153,977	—	11,882	—	—	—	—	142,095
Communications	12,329	—	70	—	—	—	—	12,259
Business promotion	24,589	—	401	—	—	—	—	24,188
Other real estate owned (OREO) expenses	67,885	—	—	—	—	21,957	—	45,928
Restructuring costs	16,927	16,927	—	—	—	—	—	—
Other operating expenses	88,042	—	509	—	—	—	—	87,533

Total operating expenses	675,515	16,927	22,836	—	—	21,957	—	613,795

Income (loss) from continuing operations before income tax	169,958	(16,927)	(20,754)	(14,445)	—	(4,391)	(10,887)	237,362
Income tax (benefit) expense	(500,964)	—	(6,640)	(2,486)	(544,927)	(1,712)	(2,177)	56,978

Income (loss) from continuing operations	$670,922	(16,927)	(14,114)	(11,959)	544,927	(2,679)	(8,710)	$180,384

Income (loss) from discontinued operations, net of tax	$1,356	$1,356	$—	$—	$—	$—	$—	$—

Net income (loss)	$672,278	$(15,571)	$(14,114)	$(11,959)	$544,927	$(2,679)	$(8,710)	$180,384

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.
[2]	Represents restructuring charges associated with the reorganization of BPNA.
[3]	Includes approximately $2.1 million of fees charged for services provided to the alliance co-bidders, including loan servicing and other interim services, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $6.3 million, building rent expense of Doral Bank’s administrative offices for $3.0 million, professional fees and business promotion expenses directly associated with the Doral Bank Transaction and systems conversion for $12.3 million and other expenses, including equipment, business promotions and communications, of $1.3 million.
[4]	Represents an other than temporary impairment (“OTTI”) recorded on Puerto Rico government investment securities available- for-sale. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s recent announcements regarding its ability to pay its debt, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other than temporary.
[5]	Represents the partial reversal of the valuation allowance of a portion of the deferred tax asset amounting to approximately $1.2 billion, at the U.S. operations.

[6]	Represents the loss on a bulk sale of covered OREOs completed in the second quarter and the related mirror accounting of the 80% reimbursable from the FDIC.
[7]	The quarter’s negative amortization of the FDIC’s Indemnification Asset included a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations.

Table 47 - Adjusted Consolidated Statement of Operations (Non-GAAP) - Comparative

	Adjusted Results (Non-GAAP) for the six months ended
(In thousands)	June 30, 2016	June 30, 2015	Variance
Net interest income	$710,906	$705,748	$5,158
Provision for loan losses – non-covered loans	93,053	90,179	2,874
Provision for loan losses – covered loans [1]	(2,301)	26,090	(28,391)

Net interest income after provision for loan losses	620,154	589,479	30,675
Other-than-temporary impairment losses on investment securities	(209)	—	(209)
FDIC loss share (expense) income	(16,013)	16,535	(32,548)
Other non-interest income	240,237	245,143	(4,906)

Total non-interest income	224,015	261,678	(37,663)

Personnel costs	243,799	231,138	12,661
Net occupancy expenses	42,144	42,043	101
Equipment expenses	29,809	28,611	1,198
Professional fees	154,272	142,095	12,177
Communications	12,332	12,259	73
Business promotion	24,815	24,188	627
Other real estate owned (OREO) expenses	17,031	45,928	(28,897)
Other operating expenses	79,988	87,533	(7,545)

Total operating expenses	604,190	613,795	(9,605)

Income before income tax	239,979	237,362	2,617
Income tax expense	64,364	56,978	7,386

Net income	$175,615	$180,384	$(4,769)

[1]	Covered loans represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under an FDIC loss-sharing agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

For a discussion of Legal Proceedings, see Note 23, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A - Risk Factors” in our 2015 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2015 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2015 Form 10-K, except for the risks described below.

The risks described in our 2015 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of June 30, 2016 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2016 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1- April 30	38,179	$30.16	—	—
May 1- May 31	118,390	28.96	—	—
June 1- June 30	—	—	—	—

Total June 30, 2016	156,569	$29.25	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.	INS XBRL Instance Document(1)

101.	SCH XBRL Taxonomy Extension Schema Document(1)

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.	DEF XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.	LAB XBRL Taxonomy Extension Label Linkbase Document(1)

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 9, 2016	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President & Chief Financial Officer

Date: August 9, 2016	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller