Form 10-Q
period 2016-09-30
POPULAR INC
filed 2016-11-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,779,136 shares outstanding as of November 4, 2016.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$350,545	$363,674

Money market investments:
Securities purchased under agreements to resell	22,380	96,338
Time deposits with other banks	3,941,115	2,083,754

Total money market investments	3,963,495	2,180,092

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	22,848	19,506
Other trading securities	49,736	52,153
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	785,124	739,045
Other investment securities available-for-sale	6,843,532	5,323,947
Investment securities held-to-maturity, at amortized cost (fair value 2016 - $79,410; 2015 - $82,889)	97,973	100,903
Other investment securities, at lower of cost or realizable value (realizable value 2016 - $172,077; 2015 - $175,291)	168,791	172,248
Loans held-for-sale, at lower of cost or fair value	72,076	137,000

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	22,714,358	22,453,813
Loans covered under loss-sharing agreements with the FDIC	588,211	646,115
Less – Unearned income	118,386	107,698
Allowance for loan losses	555,855	537,111

Total loans held-in-portfolio, net	22,628,328	22,455,119

FDIC loss-share asset	152,467	310,221
Premises and equipment, net	537,975	502,611
Other real estate not covered under loss-sharing agreements with the FDIC	184,828	155,231
Other real estate covered under loss-sharing agreements with the FDIC	37,414	36,685
Accrued income receivable	119,691	124,234
Mortgage servicing assets, at fair value	200,354	211,405
Other assets	2,163,939	2,193,162
Goodwill	627,294	626,388
Other intangible assets	47,886	58,109

Total assets	$39,054,296	$35,761,733

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$6,950,287	$6,401,515
Interest bearing	23,376,758	20,808,208

Total deposits	30,327,045	27,209,723

Federal funds purchased and assets sold under agreements to repurchase	765,251	762,145
Other short-term borrowings	1,200	1,200
Notes payable	1,598,533	1,662,508
Other liabilities	980,057	1,019,018
Liabilities from discontinued operations (Refer to Note 4)	1,815	1,815

Total liabilities	33,673,901	30,656,409

Commitments and contingencies (Refer to Note 23)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,014,381 shares issued (2015 - 103,816,185) and 103,762,596 shares outstanding (2015 - 103,618,976)	1,040	1,038
Surplus	4,234,842	4,229,156
Retained earnings	1,259,295	1,087,957
Treasury stock - at cost, 251,785 shares (2015 - 197,209)	(7,647)	(6,101)
Accumulated other comprehensive loss, net of tax	(157,295)	(256,886)

Total stockholders’ equity	5,380,395	5,105,324

Total liabilities and stockholders’ equity	$39,054,296	$35,761,733

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2016	2015	2016	2015
Interest income:
Loans	$363,550	$364,458	$1,096,468	$1,094,222
Money market investments	4,568	2,003	11,320	5,294
Investment securities	37,732	31,671	110,728	93,269
Trading account securities	1,449	3,150	5,013	8,872

Total interest income	407,299	401,282	1,223,529	1,201,657

Interest expense:
Deposits	32,362	28,357	92,835	80,479
Short-term borrowings	2,132	2,222	6,051	5,819
Long-term debt	19,118	19,968	57,993	58,876

Total interest expense	53,612	50,547	156,879	145,174

Net interest income	353,687	350,735	1,066,650	1,056,483
Provision for loan losses - non-covered loans	42,594	69,568	130,202	159,747
Provision (reversal) for loan losses - covered loans	750	(2,890)	(1,551)	23,200

Net interest income after provision for loan losses	310,343	284,057	937,999	873,536

Service charges on deposit accounts	40,776	40,960	120,934	120,115
Other service fees (Refer to Note 29)	59,169	56,115	169,496	169,162
Mortgage banking activities (Refer to Note 12)	15,272	24,195	42,050	58,372
Net gain on sale of investment securities	349	136	1,932	141
Other-than-temporary impairment losses on investment securities	—	—	(209)	(14,445)
Trading account (loss) profit	(113)	(398)	842	(3,092)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	8,549	—	8,245	602
Adjustments (expense) to indemnity reserves on loans sold	(4,390)	(5,874)	(14,234)	(9,981)
FDIC loss-share (expense) income (Refer to Note 30)	(61,723)	1,207	(77,445)	24,421
Other operating income	18,089	14,768	46,500	41,808

Total non-interest income	75,978	131,109	298,111	387,103

Operating expenses:
Personnel costs	121,224	120,863	365,023	358,298
Net occupancy expenses	21,626	21,277	63,770	66,272
Equipment expenses	15,922	14,739	45,731	44,075
Other taxes	11,324	9,951	31,689	29,638
Professional fees	81,266	77,154	237,350	231,131
Communications	5,785	6,058	18,117	18,387
Business promotion	12,726	12,325	37,541	36,914
FDIC deposit insurance	5,854	7,300	18,586	22,240
Other real estate owned (OREO) expenses	11,295	7,686	33,416	75,571
Other operating expenses	29,752	25,551	70,432	73,981
Amortization of intangibles	3,097	3,512	9,308	8,497
Goodwill impairment charge	3,801	—	3,801	—
Restructuring costs (Refer to Note 4)	—	481	—	17,408

Total operating expenses	323,672	306,897	934,764	982,412

Income from continuing operations before income tax	62,649	108,269	301,346	278,227
Income tax expense (benefit)	15,839	22,620	80,550	(478,344)

Income from continuing operations	46,810	85,649	220,796	756,571
(Loss) income from discontinued operations, net of tax (Refer to Note 4)	—	(9)	—	1,347

Net Income	$46,810	$85,640	$220,796	$757,918

Net Income Applicable to Common Stock	$45,880	$84,709	$218,004	$755,126

Net Income per Common Share – Basic
Net income from continuing operations	$0.44	$0.82	$2.11	$7.33
Net income from discontinued operations	—	—	—	0.01

Net Income per Common Share – Basic	$0.44	$0.82	$2.11	$7.34

Net Income per Common Share – Diluted
Net income from continuing operations	$0.44	$0.82	$2.11	$7.31
Net income from discontinued operations	—	—	—	0.01

Net Income per Common Share – Diluted	$0.44	$0.82	$2.11	$7.32

Dividends Declared per Common Share	$0.15	$0.15	$0.45	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Nine months ended,
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net income	$46,810	$85,640	$220,796	$757,918

Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(325)	(31)	(2,465)	(1,704)
Amortization of net losses of pension and postretirement benefit plans	5,488	5,025	16,461	15,075
Amortization of prior service cost of pension and postretirement benefit plans	(950)	(950)	(2,850)	(2,850)
Unrealized holding (losses) gains on investments arising during the period	(15,428)	28,669	98,900	22,820
Other-than-temporary impairment included in net income	—	—	209	14,445
Reclassification adjustment for gains included in net income	(349)	(136)	(349)	(141)
Unrealized net losses on cash flow hedges	(1,123)	(2,575)	(4,662)	(4,106)
Reclassification adjustment for net losses included in net income	1,650	1,664	4,466	3,973

Other comprehensive (loss) income before tax	(11,037)	31,666	109,710	47,512
Income tax expense	(646)	(2,441)	(10,119)	(7,446)

Total other comprehensive (loss) income, net of tax	(11,683)	29,225	99,591	40,066

Comprehensive income, net of tax	$35,127	$114,865	$320,387	$797,984

Tax effect allocated to each component of other comprehensive (loss) income:

	Quarters ended		Nine months ended,
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Amortization of net losses of pension and postretirement benefit plans	$(2,140)	$(1,961)	$(6,420)	$(5,880)
Amortization of prior service cost of pension and postretirement benefit plans	370	371	1,110	1,112
Unrealized holding (losses) gains on investments arising during the period	1,297	(1,234)	(4,877)	(272)
Other-than-temporary impairment included in net income	—	—	(42)	(2,486)
Reclassification adjustment for gains included in net income	33	27	33	28
Unrealized net losses on cash flow hedges	438	1,004	1,819	1,601
Reclassification adjustment for net losses included in net income	(644)	(648)	(1,742)	(1,549)

Income tax expense	$(646)	$(2,441)	$(10,119)	$(7,446)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2014	$1,036	$50,160	$4,196,458	$253,717	$(4,117)	$(229,872)	$4,267,382
Net income				757,918			757,918
Issuance of stock	1		4,176				4,177
Tax windfall benefit on vesting of restricted stock			171				171
Dividends declared:
Common stock				(15,534)			(15,534)
Preferred stock				(2,792)			(2,792)
Common stock purchases					(1,798)		(1,798)
Common stock reissuance					46		46
Other comprehensive income, net of tax						40,066	40,066

Balance at September 30, 2015	$1,037	$50,160	$4,200,805	$993,309	$(5,869)	$(189,806)	$5,049,636

Balance at December 31, 2015	$1,038	$50,160	$4,229,156	$1,087,957	$(6,101)	$(256,886)	$5,105,324
Net income				220,796			220,796
Issuance of stock	2		5,716				5,718
Tax windfall shortfall on vesting of restricted stock			(30)				(30)
Dividends declared:
Common stock				(46,666)			(46,666)
Preferred stock				(2,792)			(2,792)
Common stock purchases					(1,563)		(1,563)
Common stock reissuance					17		17
Other comprehensive income, net of tax						99,591	99,591

Balance at September 30, 2016	$1,040	$50,160	$4,234,842	$1,259,295	$(7,647)	$(157,295)	$5,380,395

						September 30,	September 30,
Disclosure of changes in number of shares:						2016	2015
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						103,816,185	103,614,553
Issuance of stock						198,196	131,403

Balance at end of the period						104,014,381	103,745,956
Treasury stock						(251,785)	(189,671)

Common Stock – Outstanding						103,762,596	103,556,285

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$220,796	$757,918

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	128,651	182,947
Goodwill impairment losses	3,801	—
Amortization of intangibles	9,308	8,497
Depreciation and amortization of premises and equipment	34,725	35,459
Net accretion of discounts and amortization of premiums and deferred fees	(36,753)	(58,637)
Other-than-temporary impairment on investment securities	209	14,445
Fair value adjustments on mortgage servicing rights	18,879	5,808
FDIC loss share expense (income)	77,445	(24,421)
Adjustments (expense) to indemnity reserves on loans sold	14,234	9,981
Earnings from investments under the equity method	(23,812)	(17,085)
Deferred income tax expense (benefit)	61,918	(496,279)
Loss (gain) on:
Disposition of premises and equipment and other productive assets	3,603	(2,939)
Sale and valuation adjustments of investment securities	(1,932)	(141)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(32,982)	(24,657)
Sale of foreclosed assets, including write-downs	13,160	56,391
Acquisitions of loans held-for-sale	(223,189)	(331,860)
Proceeds from sale of loans held-for-sale	58,003	71,296
Net originations on loans held-for-sale	(365,353)	(574,942)
Net decrease (increase) in:
Trading securities	578,133	783,304
Accrued income receivable	4,543	11,582
Other assets	(28,201)	61,179
Net (decrease) increase in:
Interest payable	(11,553)	(10,612)
Pension and other postretirement benefits obligation	(56,537)	2,567
Other liabilities	(5,292)	(39,053)

Total adjustments	221,008	(337,170)

Net cash provided by operating activities	441,804	420,748

Cash flows from investing activities:
Net increase in money market investments	(1,783,402)	(586,185)
Purchases of investment securities:
Available-for-sale	(2,408,514)	(1,239,962)
Held-to-maturity	—	(250)
Other	(14,017)	(39,391)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	951,447	1,152,074
Held-to-maturity	4,182	4,428
Other	11,051	45,497
Proceeds from sale of investment securities:
Available-for-sale	1,556	96,760
Other	8,006	12,928
Net (disbursements) repayments on loans	(93,354)	318,919
Proceeds from sale of loans	134,114	27,780
Acquisition of loan portfolios	(355,507)	(173,505)
Acquisition of trademark	—	(50)
Net payments from FDIC under loss sharing agreements	95,407	245,416
Net cash received and acquired from business combination	—	731,279
Acquisition of servicing advances	—	(61,304)
Cash paid related to business acquisition	—	(17,250)
Return of capital from equity method investments	324	—
Mortgage servicing rights purchased	—	(2,400)
Acquisition of premises and equipment	(78,297)	(41,109)
Proceeds from sale of:
Premises and equipment and other productive assets	5,519	10,166
Foreclosed assets	54,600	115,078

Net cash (used in) provided by investing activities	(3,466,885)	598,919

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	3,119,674	(289,444)
Federal funds purchased and assets sold under agreements to repurchase	3,106	(185,892)
Other short-term borrowings	—	(148,215)
Payments of notes payable	(230,608)	(719,575)
Proceeds from issuance of notes payable	165,047	263,286
Proceeds from issuance of common stock	5,718	4,177
Dividends paid	(49,438)	(2,792)
Net payments for repurchase of common stock	(1,547)	(1,752)

Net cash provided by (used in) financing activities	3,011,952	(1,080,207)

Net decrease in cash and due from banks	(13,129)	(60,540)
Cash and due from banks at beginning of period	363,674	381,095

Cash and due from banks at the end of the period	$350,545	$320,555

The accompanying notes are an integral part of these consolidated financial statements.

During the nine months ended September 30, 2016 there have not been any cash flows associated with discontinued operations. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 includes the cash flows from operating, investing and financing activities associated with discontinued operations.

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

Note 3 – New accounting pronouncements

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

The FASB issued ASU 2016-17 in October 2016, which changes how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control. Under the new guidance, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period.

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

FASB Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

The FASB issued ASU 2016-16 in October 2016, which eliminates the exception for all intra-entity sales of assets other than inventory that requires deferral of the tax effects until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance requires a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, but the guidance can only be adopted in the first interim period of a fiscal year. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption.

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated statements of financial condition, results of operations, and presentation and disclosures.

FASB Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

The FASB issued ASU 2016-15 in August 2016, which addresses specific cash flow issues with the objective of reducing existing diversity in practice, which may lead to a difference in the classification of transactions between operating, financing or investing activities. Among other things, the guidance provides an accounting policy election for classifying distributions received from equity method investees and clarifies the application of the predominance principle.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Entities will be required to apply the guidance retrospectively to all periods presented, unless it is impracticable to do so.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of cash flows.

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

As of September 30, 2016 and December 31, 2015, there were no assets held within the discontinued operations and liabilities within discontinued operations amounted to approximately $1.8 million, mainly comprised of the indemnity reserve related to the California regional sale.

There were no activities from the discontinued operations during the nine month period ended September 30, 2016. Net income from the discontinued operations amounted to $1.3 million for the nine months ended September 30, 2015.

Also, in connection with the sale, the Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) which has been completed by December 31, 2015, for which the Corporation incurred restructuring charges of $45.1 million. During the nine month period ended September 30, 2015, the Corporation incurred $17.4 million in restructuring costs, mostly comprised of $12.7 million in personnel costs.

The following table presents the activity in the reserve for the restructuring costs associated with the PCB Restructuring Plan:

	Nine months ended September 30,
(In thousands)	2016	2015
Beginning balance	$620	$13,536
Charges expensed during the period	—	7,725
Payments made during the period	(430)	(20,469)

Ending balance	$190	$792

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

The impact in the results of operations for the quarter and the nine months ended September 30, 2015 as a result of the recasting was an increase in net income of approximately $0.1 million and $3.4 million, respectively, as detailed in the following table:

	Quarter ended September 30, 2015			Nine months ended September 30, 2015
(In thousands)	As recasted	As reported	Difference	As recasted	As reported	Difference
Net Interest Income	$23,927	$24,978	$(1,051)	$63,863	$61,910	$1,953
Non-Interest Income	6,745	5,912	833	18,217	17,384	833
Operating Expenses	18,809	19,078	(269)	59,714	60,341	(627)

Income Before Taxes	$11,863	$11,812	$51	$22,366	$18,953	$3,413

Note 6 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.2 billion at September 30, 2016 (December 31, 2015 - $ 1.1 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2016, the Corporation held $24 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2015 - $44 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 7 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at September 30, 2016 and December 31, 2015.

	At September 30, 2016
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$689,259	$2,033	$—	$691,292	0.99%
After 1 to 5 years	913,013	4,782	—	917,795	1.09
After 5 to 10 years	9,944	385	—	10,329	1.99

Total U.S. Treasury securities	1,612,216	7,200	—	1,619,416	1.05

Obligations of U.S. Government sponsored entities
Within 1 year	100,062	298	—	100,360	0.98
After 1 to 5 years	593,257	4,616	125	597,748	1.39
After 5 to 10 years	200	1	—	201	5.64

Total obligations of U.S. Government sponsored entities	693,519	4,915	125	698,309	1.33

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	7,210	—	34	7,176	4.19
After 5 to 10 years	5,915	6	1,287	4,634	4.02
After 10 years	18,634	8	3,476	15,166	6.99

Total obligations of Puerto Rico, States and political subdivisions	31,759	14	4,797	26,976	5.80

Collateralized mortgage obligations - federal agencies
Within 1 year	69	—	—	69	1.03
After 1 to 5 years	19,151	754	—	19,905	2.88
After 5 to 10 years	33,067	642	—	33,709	2.86
After 10 years	1,279,354	13,663	7,449	1,285,568	1.97

Total collateralized mortgage obligations - federal agencies	1,331,641	15,059	7,449	1,339,251	2.01

Mortgage-backed securities
Within 1 year	11	—	—	11	4.18
After 1 to 5 years	21,926	816	7	22,735	3.92
After 5 to 10 years	261,441	6,876	25	268,292	2.39
After 10 years	3,576,704	66,941	1,954	3,641,691	2.53

Total mortgage-backed securities	3,860,082	74,633	1,986	3,932,729	2.53

Equity securities (without contractual maturity)	1,245	960	—	2,205	8.21

Other
Within 1 year	8,633	20	—	8,653	1.75
After 5 to 10 years	1,080	37	—	1,117	3.62

Total other	9,713	57	—	9,770	1.96

Total investment securities available-for-sale[1]	$7,540,175	$102,838	$14,357	$7,628,656	2.03%

[1]    Includes $4.2 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $3.3 billion serve as collateral for public funds.

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

During the nine months ended September 30, 2016, the Corporation sold mortgage backed securities and equity securities available for sale. The proceeds from these sales were $ 1.6 million. During the nine months ended September 30, 2015, the Corporation sold U.S. agency securities and obligations from the Puerto Rico government and its political subdivisions. The proceeds from these sales were $ 96.8 million.

The following table present the Corporation’s gross realized gains and losses on the sale of investment securities available-for-sale for the quarters and nine months ended September 30, 2016 and 2015.

	For the quarter ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Gross realized gains	$348	$221	$348	$226
Gross realized losses	—	(85)	—	(85)

Net realized gains on sale of investment securities available-for-sale	$348	$136	$348	$141

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	At September 30, 2016
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of U.S. Government sponsored entities	$24,011	$107	$1,180	$18	$25,191	$125
Obligations of Puerto Rico, States and political subdivisions	7,176	34	17,821	4,763	24,997	4,797
Collateralized mortgage obligations - federal agencies	112,432	241	367,488	7,208	479,920	7,449
Mortgage-backed securities	478,854	1,977	589	9	479,443	1,986

Total investment securities available-for-sale in an unrealized loss position	$622,473	$2,359	$387,078	$11,998	$1,009,551	$14,357

	At December 31, 2015
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$589,689	$1,999	$—	$—	$589,689	$1,999
Obligations of U.S. Government sponsored entities	390,319	2,128	181,744	2,680	572,063	4,808
Obligations of Puerto Rico, States and political subdivisions	884	164	19,490	9,214	20,374	9,378
Collateralized mortgage obligations - federal agencies	331,501	4,446	814,195	28,874	1,145,696	33,320
Mortgage-backed securities	1,641,663	12,992	22,362	833	1,664,025	13,825
Equity securities	45	5	—	—	45	5
Other	8,883	28	—	—	8,883	28

Total investment securities available-for-sale in an unrealized loss position	$2,962,984	$21,762	$1,037,791	$41,601	$4,000,775	$63,363

As of September 30, 2016, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $14 million, driven by U.S. Agency collateralized mortgage obligations and Obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all U.S. Agencies’ securities, management considers the U.S. Agency guarantee. The portfolio of obligations of the Puerto Rico Government is mostly comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

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

At September 30, 2016, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. During the quarter ended June 30, 2016 the Corporation recognized an other-than-temporary impairment charge of $209 thousand on an investment security available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions, which at June 30, 2016 was rated Caa2 and CC by Moody’s and S&P, respectively. Puerto Rico’s fiscal and economic situation, together with, among other factors, the recent moratorium declared on the payment of principal and interest on obligations for certain Puerto Rico government securities, including those issued or guaranteed by the Commonwealth, led management to conclude that the unrealized losses on this security was other-than-temporary. The Corporation determined that the entire balance of the unrealized loss carried by this security was attributed to estimated credit losses. Accordingly, during the quarter ended June 30, 2016 the other-than-temporary impairment was recognized in its entirety in the accompanying consolidated statement of operations and no amount remained recognized in the accompanying statement of other comprehensive income related to this specific security.

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

	September 30, 2016		December 31, 2015
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,080,757	$3,118,968	$2,649,860	$2,633,899
Freddie Mac	1,324,336	1,335,953	1,088,691	1,079,956

Note 8 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at September 30, 2016 and December 31, 2015.

	At September 30, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,105	$—	$1,218	$1,887	5.92%
After 1 to 5 years	14,540	—	5,865	8,675	6.02
After 5 to 10 years	18,635	—	7,642	10,993	6.20
After 10 years	59,615	3,723	7,527	55,811	1.92

Total obligations of Puerto Rico, States and political subdivisions	95,895	3,723	22,252	77,366	3.50

Collateralized mortgage obligations - federal agencies After 5 to 10 years	78	5	—	83	5.45

Total collateralized mortgage obligations - federal agencies	78	5	—	83	5.45

Other
Within 1 year	1,000	—	4	996	1.34
After 1 to 5 years	1,000	—	35	965	2.28

Total other	2,000	—	39	1,961	3.62

Total investment securities held-to-maturity[1]	$97,973	$3,728	$22,291	$79,410	3.47%

[1]	Includes $96.2 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,920	$—	$291	$2,629	5.90%
After 1 to 5 years	13,655	—	5,015	8,640	5.98
After 5 to 10 years	20,020	—	8,020	12,000	6.14
After 10 years	62,222	3,604	8,280	57,546	2.08

Total obligations of Puerto Rico, States and political subdivisions	98,817	3,604	21,606	80,815	3.55

Collateralized mortgage obligations - federal agencies After 5 to 10 years	86	5	—	91	5.45

Total collateralized mortgage obligations - federal agencies	86	5	—	91	5.45

Other
After 1 to 5 years	2,000	—	17	1,983	1.81

Total other	2,000	—	17	1,983	1.81

Total investment securities held-to-maturity[1]	$100,903	$3,609	$21,623	$82,889	3.52%

[1]	Includes $57.2 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015.

	At September 30, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$30,848	$22,252	$30,848	$22,252
Other	—	—	1,211	39	1,211	39

Total investment securities held-to-maturity in an unrealized loss position	$—	$—	$32,059	$22,291	$32,059	$22,291

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$33,334	$21,606	$33,334	$21,606
Other	1,483	17	—	—	1,483	17

Total investment securities held-to-maturity in an unrealized
loss position	$1,483	$17	$33,334	$21,606	$34,817	$21,623

As indicated in Note 7 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2016 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $53 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $43 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default.

The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security was other-than-temporarily impaired at September 30, 2016. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

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

During the quarter and nine months ended September 30, 2016, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $118 million and $358 million, respectively; consumer loans of $164 million and commercial loans amounting to $51 million during the nine months ended September 30, 2016. Excluding the impact of the Doral Bank Transaction, during the quarter and nine months ended September 30, 2015, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $91 million and $495 million, respectively.

Excluding the bulk sale of Westernbank loans with a carrying value of approximately $100 million, the Corporation sold commercial and construction loans with a carrying value of approximately $38 million and $39 million during the quarter and nine months ended September 30, 2016, respectively, (during the quarter and nine months ended September 30, 2015 - $9 million). The Corporation sold approximately $13 million and $53 million of residential mortgage loans (on a whole loan basis) during the quarter and nine months ended September 30, 2016, respectively (September 30, 2015 - $19 million and $82 million, respectively). Also, the Corporation securitized approximately $ 161 million and $ 465 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2016, respectively (September 30, 2015—$ 251 million and $ 651 million, respectively). Furthermore, the Corporation securitized approximately $ 50 million and $ 129 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2016, respectively (September 30, 2015 - $ 57 million and $ 174 million, respectively).

Non-covered loans

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, by past due status at September 30, 2016 and December 31, 2015, including loans previously covered by the commercial FDIC loss sharing agreements.

September 30, 2016
Puerto Rico
	Past due					Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Commercial multi-family	$229	$—	$932	$1,161	$175,340	$176,501
Commercial real estate non-owner occupied	6,544	81,988	53,722	142,254	2,456,197	2,598,451
Commercial real estate owner occupied	10,643	5,896	126,449	142,988	1,699,209	1,842,197
Commercial and industrial	18,841	2,809	33,778	55,428	2,581,592	2,637,020
Construction	—	—	1,720	1,720	79,334	81,054
Mortgage	286,097	154,588	813,015	1,253,700	4,711,138	5,964,838
Leasing	6,257	2,017	2,878	11,152	671,658	682,810
Consumer:
Credit cards	11,806	8,379	18,186	38,371	1,067,386	1,105,757
Home equity lines of credit	238	102	102	442	8,178	8,620
Personal	12,997	7,799	21,034	41,830	1,130,726	1,172,556
Auto	33,586	7,450	12,209	53,245	775,579	828,824
Other	554	281	17,453	18,288	159,785	178,073

Total	$387,792	$271,309	$1,101,478	$1,760,579	$15,516,122	$17,276,701

September 30, 2016
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$—	$—	$207	$207	$945,991	$946,198
Commercial real estate non-owner occupied	—	—	807	807	1,225,191	1,225,998
Commercial real estate owner occupied	—	1,676	1,081	2,757	234,724	237,481
Commercial and industrial	167	1,117	87,860	89,144	784,201	873,345
Construction	—	22,275	—	22,275	628,023	650,298
Mortgage	1,475	4,890	14,430	20,795	788,864	809,659
Legacy	96	509	3,450	4,055	43,859	47,914
Consumer:
Credit cards	28	14	82	124	149	273
Home equity lines of credit	3,016	962	4,629	8,607	254,606	263,213
Personal	2,004	1,668	1,972	5,644	258,970	264,614
Auto	—	—	—	—	12	12
Other	8	—	—	8	258	266

Total	$6,794	$33,111	$114,518	$154,423	$5,164,848	$5,319,271

September 30, 2016
Popular, Inc.
	Past due					Non-covered loans HIP Popular, Inc.[1] [2]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Commercial multi-family	$229	$—	$1,139	$1,368	$1,121,331	$1,122,699
Commercial real estate non-owner occupied	6,544	81,988	54,529	143,061	3,681,388	3,824,449
Commercial real estate owner occupied	10,643	7,572	127,530	145,745	1,933,933	2,079,678
Commercial and industrial	19,008	3,926	121,638	144,572	3,365,793	3,510,365
Construction	—	22,275	1,720	23,995	707,357	731,352
Mortgage	287,572	159,478	827,445	1,274,495	5,500,002	6,774,497
Leasing	6,257	2,017	2,878	11,152	671,658	682,810
Legacy[3]	96	509	3,450	4,055	43,859	47,914
Consumer:
Credit cards	11,834	8,393	18,268	38,495	1,067,535	1,106,030
Home equity lines of credit	3,254	1,064	4,731	9,049	262,784	271,833
Personal	15,001	9,467	23,006	47,474	1,389,696	1,437,170
Auto	33,586	7,450	12,209	53,245	775,591	828,836
Other	562	281	17,453	18,296	160,043	178,339

Total	$394,586	$304,420	$1,215,996	$1,915,002	$20,680,970	$22,595,972

[1]	Non-covered loans held-in-portfolio are net of $118 million in unearned income and exclude $72 million in loans held-for-sale.
[2]	Includes $7.4 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the FHLB as collateral for borrowings, $2.3 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

December 31, 2015
Puerto Rico
	Past due					Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Commercial multi-family	$459	$217	$1,316	$1,992	$130,154	$132,146
Commercial real estate non-owner occupied	166,732	12,520	84,982	264,234	2,404,858	2,669,092
Commercial real estate owner occupied	14,245	5,624	138,778	158,647	1,750,597	1,909,244
Commercial and industrial	6,010	6,059	38,464	50,533	2,607,204	2,657,737
Construction	238	253	13,738	14,229	86,719	100,948
Mortgage	344,858	162,341	863,869	1,371,068	4,756,423	6,127,491
Leasing	7,844	1,630	3,009	12,483	615,167	627,650
Consumer:
Credit cards	11,078	9,414	19,098	39,590	1,088,755	1,128,345
Home equity lines of credit	186	292	394	872	9,816	10,688
Personal	13,756	7,889	22,625	44,270	1,158,565	1,202,835
Auto	33,554	7,500	11,640	52,694	763,256	815,950
Other	1,069	298	19,232	20,599	167,885	188,484

Total	$600,029	$214,037	$1,217,145	$2,031,211	$15,539,399	$17,570,610

December 31, 2015
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$33	$253	$—	$286	$693,647	$693,933
Commercial real estate non-owner occupied	160	—	253	413	962,610	963,023
Commercial real estate owner occupied	1,490	429	221	2,140	200,204	202,344
Commercial and industrial	13,647	1,526	75,575	90,748	780,896	871,644
Construction	—	—	—	—	580,158	580,158
Mortgage	18,957	3,424	13,538	35,919	872,671	908,590
Legacy	1,160	662	3,649	5,471	58,965	64,436
Consumer:
Credit cards	327	134	437	898	13,037	13,935
Home equity lines of credit	3,149	1,114	4,176	8,439	296,045	304,484
Personal	1,836	690	1,240	3,766	168,860	172,626
Auto	—	—	6	6	22	28
Other	—	10	5	15	289	304

Total	$40,759	$8,242	$99,100	$148,101	$4,627,404	$4,775,505

December 31, 2015
Popular, Inc.
	Past due					Non-covered loans HIP Popular, Inc.[1] [2]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Commercial multi-family	$492	$470	$1,316	$2,278	$823,801	$826,079
Commercial real estate non-owner occupied	166,892	12,520	85,235	264,647	3,367,468	3,632,115
Commercial real estate owner occupied	15,735	6,053	138,999	160,787	1,950,801	2,111,588
Commercial and industrial	19,657	7,585	114,039	141,281	3,388,100	3,529,381
Construction	238	253	13,738	14,229	666,877	681,106
Mortgage	363,815	165,765	877,407	1,406,987	5,629,094	7,036,081
Leasing	7,844	1,630	3,009	12,483	615,167	627,650
Legacy[3]	1,160	662	3,649	5,471	58,965	64,436
Consumer:
Credit cards	11,405	9,548	19,535	40,488	1,101,792	1,142,280
Home equity lines of credit	3,335	1,406	4,570	9,311	305,861	315,172
Personal	15,592	8,579	23,865	48,036	1,327,425	1,375,461
Auto	33,554	7,500	11,646	52,700	763,278	815,978
Other	1,069	308	19,237	20,614	168,174	188,788

Total	$640,788	$222,279	$1,316,245	$2,179,312	$20,166,803	$22,346,115

[1]	Non-covered loans held-in-portfolio are net of $108 million in unearned income and exclude $137 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.3 billion were pledged at the FHLB as collateral for borrowings, $2.5 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at September 30, 2016 and December 31, 2015. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

At September 30, 2016
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$932	$—	$207	$—	$1,139	$—
Commercial real estate non-owner occupied	24,684	—	807	—	25,491	—
Commercial real estate owner occupied	108,132	—	1,081	—	109,213	—
Commercial and industrial	33,299	479	1,429	—	34,728	479
Mortgage[3]	331,346	399,218	14,430	—	345,776	399,218
Leasing	2,878	—	—	—	2,878	—
Legacy	—	—	3,450	—	3,450	—
Consumer:
Credit cards	—	18,186	82	—	82	18,186
Home equity lines of credit	—	102	4,629	—	4,629	102
Personal	20,947	25	1,972	—	22,919	25
Auto	12,209	—	—	—	12,209	—
Other	16,811	642	—	—	16,811	642

Total[2]	$551,238	$418,652	$28,087	$—	$579,325	$418,652

[1]	Non-covered loans of $218 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $174 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2016. Furthermore, the Corporation has approximately $72 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2015
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$1,062	$—	$—	$—	$1,062	$—
Commercial real estate non-owner occupied	33,720	—	253	—	33,973	—
Commercial real estate owner occupied	106,449	—	221	—	106,670	—
Commercial and industrial	36,671	555	3,440	—	40,111	555
Construction	3,550	—	—	—	3,550	—
Mortgage[3]	337,933	426,094	13,538	—	351,471	426,094
Leasing	3,009	—	—	—	3,009	—
Legacy	—	—	3,649	—	3,649	—
Consumer:
Credit cards	—	19,098	437	—	437	19,098
Home equity lines of credit	—	394	4,176	—	4,176	394
Personal	22,102	523	1,240	—	23,342	523
Auto	11,640	—	6	—	11,646	—
Other	18,698	61	5	—	18,703	61

Total[2]	$574,834	$446,725	$26,965	$—	$601,799	$446,725

[1]	Non-covered loans by $268 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude $ 45 million in non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $164 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2015. Furthermore, the Corporation has approximately $70 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following table provides a breakdown of loans held-for-sale (“LHFS”) at September 30, 2016 and December 31, 2015 by main categories.

(In thousands)	September 30, 2016	December 31, 2015
Commercial	$—	$45,074
Construction	—	95
Mortgage	72,076	91,831

Total loans held-for-sale	$72,076	$137,000

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at September 30, 2016 and December 31, 2015 by main categories.

(In thousands)	September 30, 2016	December 31, 2015
Commercial	$—	$45,074
Construction	—	95

Total	$—	$45,169

The following table presents loans acquired as part of the Doral Bank Transaction accounted for under ASC subtopic 310-20 as of the February 27, 2015 acquisition date:

(In thousands)
Fair value of loans accounted under ASC Subtopic 310-20	$1,178,543

Gross contractual amounts receivable (principal and interest)	$1,666,695

Estimate of contractual cash flows not expected to be collected	$34,646

Covered loans

The following tables present the composition of loans by past due status at September 30, 2016 and December 31, 2015 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

September 30, 2016
	Past due					Covered loans HIP [1]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Mortgage	$29,769	$13,433	$73,193	$116,395	$454,954	$571,349
Consumer	958	372	1,126	2,456	14,406	16,862

Total covered loans	$30,727	$13,805	$74,319	$118,851	$469,360	$588,211

[1]	Includes $349 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

December 31, 2015
	Past due					Covered loans HIP [1]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Mortgage	$31,413	$16,593	$83,132	$131,138	$495,964	$627,102
Consumer	1,246	444	1,283	2,973	16,040	19,013

Total covered loans	$32,659	$17,037	$84,415	$134,111	$512,004	$646,115

[1]	Includes $386 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Mortgage	$3,659	$—	$3,790	$—
Consumer	138	—	97	—

Total[1]	$3,797	$—	$3,887	$—

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at September 30, 2016 (December 31, 2015—$10 million).

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

	September 30, 2016			December 31, 2015
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,023,047	$14,587	$1,037,634	$1,114,368	$35,393	$1,149,761
Commercial and industrial	78,983	—	78,983	84,765	519	85,284
Construction	—	1,720	1,720	8,943	6,027	14,970
Mortgage	602,697	25,953	628,650	667,023	33,090	700,113
Consumer	19,453	1,099	20,552	23,047	1,326	24,373

Carrying amount [1]	1,724,180	43,359	1,767,539	1,898,146	76,355	1,974,501
Allowance for loan losses	(62,114)	(7,457)	(69,571)	(59,753)	(3,810)	(63,563)

Carrying amount, net of allowance	$1,662,066	$35,902	$1,697,968	$1,838,393	$72,545	$1,910,938

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remains subject to the loss sharing agreement with the FDIC amounted to approximately $578 million as of September 30, 2016 and $636 million as of December 31, 2015.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.2 billion at September 30, 2016 (December 31, 2015—$2.4 billion). At September 30, 2016, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and nine months ended September 30, 2016 and 2015, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	September 30, 2016			September 30, 2015
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,061,971	$9,709	$1,071,680	$1,239,776	$6,148	$1,245,924
Accretion	(38,597)	(993)	(39,590)	(44,568)	(2,125)	(46,693)
Change in expected cash flows	6,992	(390)	6,602	(56,526)	2,744	(53,782)

Ending balance	$1,030,366	$8,326	$1,038,692	$1,138,682	$6,767	$1,145,449

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the nine months ended
	September 30, 2016			September 30, 2015
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,105,732	$6,726	$1,112,458	$1,265,752	$5,585	$1,271,337
Accretion	(125,734)	(5,865)	(131,599)	(148,572)	(7,812)	(156,384)
Change in expected cash flows	50,368	7,465	57,833	21,502	8,994	30,496

Ending balance	$1,030,366	$8,326	$1,038,692	$1,138,682	$6,767	$1,145,449

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	September 30, 2016			September 30, 2015
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,754,613	$45,330	$1,799,943	$2,022,493	$114,585	$2,137,078
Accretion	38,597	993	39,590	44,568	2,125	46,693
Collections / loan sales / charge-offs	(69,030)	(2,964)	(71,994)	(94,320)	(13,439)	(107,759)

Ending balance[1]	$1,724,180	$43,359	$1,767,539	$1,972,741	$103,271	$2,076,012
Allowance for loan losses ASC 310-30 Westernbank loans	(62,114)	(7,457)	(69,571)	(54,027)	(10,556)	(64,583)

Ending balance, net of ALLL	$1,662,066	$35,902	$1,697,968	$1,918,714	$92,715	$2,011,429

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 578 million as of September 30, 2016 (September 30, 2015- $655 million).

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the nine months ended
	September 30, 2016			September 30, 2015
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,898,146	$76,355	$1,974,501	$2,272,142	$172,030	$2,444,172
Accretion	125,734	5,865	131,599	148,572	7,812	156,384
Collections / loan sales / charge-offs[1]	(299,700)	(38,861)	(338,561)	(447,973)	(76,571)	(524,544)

Ending balance[2]	$1,724,180	$43,359	$1,767,539	$1,972,741	$103,271	$2,076,012
Allowance for loan losses ASC 310-30 Westernbank loans	(62,114)	(7,457)	(69,571)	(54,027)	(10,556)	(64,583)

Ending balance, net of ALLL	$1,662,066	$35,902	$1,697,968	$1,918,714	$92,715	$2,011,429

[1]	For the nine months ended September 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.
[2]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $578 million as of September 30, 2016 (September 30, 2015- $655 million).

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $707 million at September 30, 2016 (December 31, 2015—$710 million). At September 30, 2016, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the quarter ended September 30, 2016	For the quarter ended September 30, 2015
Beginning balance	$272,609	$162,159
Additions	3,809	25,978
Accretion	(8,689)	(4,543)
Change in expected cash flows	8,672	1,402

Ending balance	$276,401	$184,996

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Beginning balance	$221,128	$116,304
Additions	12,320	82,046
Accretion	(25,974)	(12,399)
Change in expected cash flows	68,927	(955)

Ending balance	$276,401	$184,996

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended September 30, 2016	For the quarter ended September 30, 2015
Beginning balance	$562,745	368,287
Additions	8,349	281,911
Accretion	8,689	4,543
Collections and charge-offs	(17,861)	(13,655)

Ending balance	$561,922	$641,086
Allowance for loan losses ASC 310-30 other acquired loans	(18,550)	(18,561)

Ending balance, net of ALLL	$543,372	$622,525

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Beginning balance	$564,050	$212,763
Purchase accounting adjustments related to the Doral Bank Transaction (Refer to Note 5)	(4,707)	—
Additions	26,754	456,091
Accretion	25,974	12,399
Collections and charge-offs	(50,149)	(40,167)

Ending balance	$561,922	$641,086
Allowance for loan losses ASC 310-30 other acquired loans	(18,550)	(18,561)

Ending balance, net of ALLL	$543,372	$622,525

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

For the period ended September 30, 2016, 49% (September 30, 2015—18%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the leasing, auto, revolving and mortgage loan portfolios for 2016, and in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2015.

For the period ended September 30, 2016, 4% (September 30, 2015—17%) of the ALLL for BPNA segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer loan portfolio for 2016 and in the commercial and industrial loan portfolios for 2015.

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

During the third quarter of 2016, management completed the annual review of the components of the ALLL models. As part of this review management updated core metrics related to the estimation process for evaluating the adequacy of the general reserve of the allowance for loan losses. These updates to the ALLL models, which are described in the paragraph below, were implemented as of September 30, 2016 and resulted in a net increase to the allowance for loan losses of $ 9.4 million for the non-covered portfolio. The effect of the aforementioned updates was immaterial for the covered loans portfolio.

Management made the following revisions to the ALLL models during the third quarter of 2016:

•	Annual review and recalibration of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. During the third quarter of 2016, the environmental factor models used to account for changes in current credit and macroeconomic conditions were reviewed and recalibrated based on the latest applicable trends.

The effect of the recalibration to the environmental factors adjustment resulted in an increase to the allowance for loan losses of $9.4 million at September 30, 2016, related to the non-covered BPPR segment. The effect of the recalibration was immaterial for the BPNA segment.

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and nine months ended September 30, 2016 and 2015.

For the quarter ended September 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$199,827	$3,605	$136,724	$10,094	$130,471	$480,721
Provision (reversal of provision)	13,746	(605)	13,841	(1,363)	10,662	36,281
Charge-offs	(13,799)	(951)	(16,002)	(1,429)	(25,470)	(57,651)
Recoveries	10,600	65	765	613	12,649	24,692

Ending balance	$210,374	$2,114	$135,328	$7,915	$128,312	$484,043

Specific ALLL	$58,527	$—	$43,567	$540	$23,708	$126,342

General ALLL	$151,847	$2,114	$91,761	$7,375	$104,604	$357,701

Loans held-in-portfolio:
Impaired non-covered loans	$328,868	$—	$487,972	$1,899	$108,341	$927,080
Non-covered loans held-in-portfolio excluding impaired loans	6,925,290	81,054	5,476,876	680,911	3,185,490	16,349,621

Total non-covered loans held-in-portfolio	$7,254,158	$81,054	$5,964,848	$682,810	$3,293,831	$17,276,701

For the quarter ended September 30, 2016
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$29,951	$—	$630	$30,581
Provision (reversal of provision)	—	—	845	—	(95)	750
Charge-offs	—	—	(973)	—	(411)	(1,384)
Recoveries	—	—	312	—	3	315

Ending balance	$—	$—	$30,135	$—	$127	$30,262

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,135	$—	$127	$30,262

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	571,349	—	16,862	588,211

Total covered loans held-in-portfolio	$—	$—	$571,349	$—	$16,862	$588,211

For the quarter ended September 30, 2016
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,854	$7,460	$4,762	$1,852	$13,490	$37,418
Provision (reversal of provision)	2,765	368	1,380	(690)	2,490	6,313
Charge-offs	(155)	—	(2,022)	(145)	(2,884)	(5,206)
Recoveries	1,328	—	80	665	952	3,025

Ending balance	$13,792	$7,828	$4,200	$1,682	$14,048	$41,550

Specific ALLL	$—	$—	$1,990	$—	$725	$2,715

General ALLL	$13,792	$7,828	$2,210	$1,682	$13,323	$38,835

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$2,588	$11,484
Loans held-in-portfolio excluding impaired loans	3,283,022	650,298	800,763	47,914	525,790	5,307,787

Total loans held-in-portfolio	$3,283,022	$650,298	$809,659	$47,914	$528,378	$5,319,271

For the quarter ended September 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$209,681	$11,065	$171,437	$1,852	$10,094	$144,591	$548,720
Provision (reversal of provision)	16,511	(237)	16,066	(690)	(1,363)	13,057	43,344
Charge-offs	(13,954)	(951)	(18,997)	(145)	(1,429)	(28,765)	(64,241)
Recoveries	11,928	65	1,157	665	613	13,604	28,032

Ending balance	$224,166	$9,942	$169,663	$1,682	$7,915	$142,487	$555,855

Specific ALLL	$58,527	$—	$45,557	$—	$540	$24,433	$129,057

General ALLL	$165,639	$9,942	$124,106	$1,682	$7,375	$118,054	$426,798

Loans held-in-portfolio:
Impaired loans	$328,868	$—	$496,868	$—	$1,899	$110,929	$938,564
Loans held-in-portfolio excluding impaired loans	10,208,312	731,352	6,848,988	47,914	680,911	3,728,142	22,245,619

Total loans held-in-portfolio	$10,537,180	$731,352	$7,345,856	$47,914	$682,810	$3,839,071	$23,184,183

For the nine months ended September 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$186,925	$4,957	$128,327	$10,993	$138,721	$469,923
Provision (reversal of provision)	30,630	(5,786)	50,398	(190)	43,451	118,503
Charge-offs	(47,256)	(3,026)	(45,924)	(4,435)	(78,860)	(179,501)
Recoveries	35,706	5,055	2,527	1,547	24,838	69,673
Net recoveries	4,369	914	—	—	162	5,445

Ending balance	$210,374	$2,114	$135,328	$7,915	$128,312	$484,043

Specific ALLL	$58,527	$—	$43,567	$540	$23,708	$126,342

General ALLL	$151,847	$2,114	$91,761	$7,375	$104,604	$357,701

Loans held-in-portfolio:
Impaired non-covered loans	$328,868	$—	$487,972	$1,899	$108,341	$927,080
Non-covered loans held-in-portfolio excluding impaired loans	6,925,290	81,054	5,476,876	680,911	3,185,490	16,349,621

Total non-covered loans held-in-portfolio	$7,254,158	$81,054	$5,964,848	$682,810	$3,293,831	$17,276,701

For the nine months ended September 30, 2016
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$33,967	$—	$209	$34,176
Provision (reversal of provision)	—	—	(1,476)	—	(75)	(1,551)
Charge-offs	—	—	(3,078)	—	(17)	(3,095)
Recoveries	—	—	722	—	10	732

Ending balance	$—	$—	$30,135	$—	$127	$30,262

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,135	$—	$127	$30,262

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	571,349	—	16,862	588,211

Total covered loans held-in-portfolio	$—	$—	$571,349	$—	$16,862	$588,211

For the nine months ended September 30, 2016
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,908	$3,912	$4,985	$2,687	$11,520	$33,012
Provision (reversal of provision)	1,651	3,916	1,403	(2,665)	7,394	11,699
Charge-offs	(1,040)	—	(2,595)	(388)	(8,194)	(12,217)
Recoveries	3,273	—	407	2,048	3,328	9,056

Ending balance	$13,792	$7,828	$4,200	$1,682	$14,048	$41,550

Specific ALLL	$—	$—	$1,990	$—	$725	$2,715

General ALLL	$13,792	$7,828	$2,210	$1,682	$13,323	$38,835

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$2,588	$11,484
Loans held-in-portfolio excluding impaired loans	3,283,022	650,298	800,763	47,914	525,790	5,307,787

Total loans held-in-portfolio	$3,283,022	$650,298	$809,659	$47,914	$528,378	$5,319,271

For the nine months ended September 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$196,833	$8,869	$167,279	$2,687	$10,993	$150,450	$537,111
Provision (reversal of provision)	32,281	(1,870)	50,325	(2,665)	(190)	50,770	128,651
Charge-offs	(48,296)	(3,026)	(51,597)	(388)	(4,435)	(87,071)	(194,813)
Recoveries	38,979	5,055	3,656	2,048	1,547	28,176	79,461
Net recoveries	4,369	914	—	—	—	162	5,445

Ending balance	$224,166	$9,942	$169,663	$1,682	$7,915	$142,487	$555,855

Specific ALLL	$58,527	$—	$45,557	$—	$540	$24,433	$129,057

General ALLL	$165,639	$9,942	$124,106	$1,682	$7,375	$118,054	$426,798

Loans held-in-portfolio:
Impaired loans	$328,868	$—	$496,868	$—	$1,899	$110,929	$938,564
Loans held-in-portfolio excluding impaired loans	10,208,312	731,352	6,848,988	47,914	680,911	3,728,142	22,245,619

Total loans held-in-portfolio	$10,537,180	$731,352	$7,345,856	$47,914	$682,810	$3,839,071	$23,184,183

For the quarter ended September 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,095	$6,558	$126,177	$9,160	$133,710	$482,700
Provision (reversal of provision)	23,044	2,375	19,412	825	23,099	68,755
Charge-offs	(16,845)	(451)	(16,263)	(1,485)	(29,625)	(64,669)
Recoveries	7,673	3,099	739	591	5,322	17,424

Ending balance	$220,967	$11,581	$130,065	$9,091	$132,506	$504,210

Specific ALLL	$83,615	$358	$46,956	$634	$24,221	$155,784

General ALLL	$137,352	$11,223	$83,109	$8,457	$108,285	$348,426

Loans held-in-portfolio:
Impaired non-covered loans	$391,066	$2,536	$457,631	$2,645	$111,683	$965,561
Non-covered loans held-in-portfolio excluding impaired loans	7,130,678	106,142	5,762,764	604,282	3,249,213	16,853,079

Total non-covered loans held-in-portfolio	$7,521,744	$108,678	$6,220,395	$606,927	$3,360,896	$17,818,640

For the quarter ended September 30, 2015
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$37,815	$—	$259	$38,074
Provision (reversal of provision)	—	—	(2,880)	—	(10)	(2,890)
Charge-offs	—	—	(790)	—	(76)	(866)
Recoveries	—	—	189	—	2	191

Ending balance	$—	$—	$34,334	$—	$175	$34,509

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$34,334	$—	$175	$34,509

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	645,663	—	19,765	665,428

Total covered loans held-in-portfolio	$—	$—	$645,663	$—	$19,765	$665,428

For the quarter ended September 30, 2015
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$8,625	$2,429	$3,770	$3,315	$11,900	$30,039
Provision (reversal of provision)	(1,090)	741	1,452	(1,113)	823	813
Charge-offs	(308)	—	(768)	(804)	(1,826)	(3,706)
Recoveries	2,267	—	(19)	1,407	994	4,649

Ending balance	$9,494	$3,170	$4,435	$2,805	$11,891	$31,795

Specific ALLL	$—	$—	$589	$—	$475	$1,064

General ALLL	$9,494	$3,170	$3,846	$2,805	$11,416	$30,731

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,175	$1,188	$2,182	$8,545
Loans held-in-portfolio excluding impaired loans	2,608,680	583,814	939,909	66,786	471,692	4,670,881

Total loans held-in-portfolio	$2,608,680	$583,814	$945,084	$67,974	$473,874	$4,679,426

For the quarter ended September 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,720	$8,987	$167,762	$3,315	$9,160	$145,869	$550,813
Provision (reversal of provision)	21,954	3,116	17,984	(1,113)	825	23,912	66,678
Charge-offs	(17,153)	(451)	(17,821)	(804)	(1,485)	(31,527)	(69,241)
Recoveries	9,940	3,099	909	1,407	591	6,318	22,264

Ending balance	$230,461	$14,751	$168,834	$2,805	$9,091	$144,572	$570,514

Specific ALLL	$83,615	$358	$47,545	$—	$634	$24,696	$156,848

General ALLL	$146,846	$14,393	$121,289	$2,805	$8,457	$119,876	$413,666

Loans held-in-portfolio:
Impaired loans	$391,066	$2,536	$462,806	$1,188	$2,645	$113,865	$974,106
Loans held-in-portfolio excluding impaired loans	9,739,358	689,956	7,348,336	66,786	604,282	3,740,670	22,189,388

Total loans held-in-portfolio	$10,130,424	$692,492	$7,811,142	$67,974	$606,927	$3,854,535	$23,163,494

For the nine months ended September 30, 2015
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$201,589	$5,483	$120,860	$7,131	$154,072	$489,135
Provision (reversal of provision)	71,954	822	45,359	4,596	38,466	161,197
Charge-offs	(49,740)	(2,645)	(38,597)	(4,415)	(83,507)	(178,904)
Recoveries	18,707	6,497	1,861	1,779	20,897	49,741
Net write-downs related to transferred to held-for-sale	(29,996)	—	—	—	—	(29,996)
Allowance transferred from covered loans	8,453	1,424	582	—	2,578	13,037

Ending balance	$220,967	$11,581	$130,065	$9,091	$132,506	$504,210

Specific ALLL	$83,615	$358	$46,956	$634	$24,221	$155,784

General ALLL	$137,352	$11,223	$83,109	$8,457	$108,285	$348,426

Loans held-in-portfolio:
Impaired non-covered loans	$391,066	$2,536	$457,631	$2,645	$111,683	$965,561
Non-covered loans held-in-portfolio excluding impaired loans	7,130,678	106,142	5,762,764	604,282	3,249,213	16,853,079

Total non-covered loans held-in-portfolio	$7,521,744	$108,678	$6,220,395	$606,927	$3,360,896	$17,818,640

For the nine months ended September 30, 2015
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$30,871	$7,202	$40,948	$—	$3,052	$82,073
Provision (reversal of provision)	10,115	15,150	(1,812)	—	(253)	23,200
Charge-offs	(37,936)	(25,086)	(4,695)	—	(843)	(68,560)
Recoveries	6,504	4,700	635	—	817	12,656
Net write-down related to loans transferred to held-for-sale	(1,101)	(542)	(160)	—	(20)	(1,823)
Allowance transferred to non-covered loans	(8,453)	(1,424)	(582)	—	(2,578)	(13,037)

Ending balance	$—	$—	$34,334	$—	$175	$34,509

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$34,334	$—	$175	$34,509

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	645,663	—	19,765	665,428

Total covered loans held-in-portfolio	$—	$—	$645,663	$—	$19,765	$665,428

For the nine months ended September 30, 2015
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,648	$1,187	$2,462	$2,944	$14,343	$30,584
Provision (reversal of provision)	(3,471)	1,983	(2,439)	(2,540)	5,017	(1,450)
Charge-offs	(1,190)	—	(1,329)	(1,758)	(7,318)	(11,595)
Recoveries	4,507	—	212	4,159	3,250	12,128
Net (write-down) recovery related to loans transferred to held-for-sale	—	—	5,529	—	(3,401)	2,128

Ending balance	$9,494	$3,170	$4,435	$2,805	$11,891	$31,795

Specific ALLL	$—	$—	$589	$—	$475	$1,064

General ALLL	$9,494	$3,170	$3,846	$2,805	$11,416	$30,731

Loans held-in-portfolio:
Impaired loans	$—	$—	$5,175	$1,188	$2,182	$8,545
Loans held-in-portfolio excluding impaired loans	2,608,680	583,814	939,909	66,786	471,692	4,670,881

Total loans held-in-portfolio	$2,608,680	$583,814	$945,084	$67,974	$473,874	$4,679,426

For the nine months ended September 30, 2015
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$242,108	$13,872	$164,270	$2,944	$7,131	$171,467	$601,792
Provision (reversal of provision)	78,598	17,955	41,108	(2,540)	4,596	43,230	182,947
Charge-offs	(88,866)	(27,731)	(44,621)	(1,758)	(4,415)	(91,668)	(259,059)
Recoveries	29,718	11,197	2,708	4,159	1,779	24,964	74,525
Net write-down related to loans transferred to held-for-sale	(31,097)	(542)	5,369	—	—	(3,421)	(29,691)

Ending balance	$230,461	$14,751	$168,834	$2,805	$9,091	$144,572	$570,514

Specific ALLL	$83,615	$358	$47,545	$—	$634	$24,696	$156,848

General ALLL	$146,846	$14,393	$121,289	$2,805	$8,457	$119,876	$413,666

Loans held-in-portfolio:
Impaired loans	$391,066	$2,536	$462,806	$1,188	$2,645	$113,865	$974,106
Loans held-in-portfolio excluding impaired loans	9,739,358	689,956	7,348,336	66,786	604,282	3,740,670	22,189,388

Total loans held-in-portfolio	$10,130,424	$692,492	$7,811,142	$67,974	$606,927	$3,854,535	$23,163,494

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance at beginning of period	$66,995	$47,049	$63,563	$78,846
Provision (reversal of provision)	6,710	17,201	2,640	38,071
Net recoveries (charge-offs)	(4,134)	333	3,368	(52,334)

Balance at end of period	$69,571	$64,583	$69,571	$64,583

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2016 and December 31, 2015.

September 30, 2016
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$85	$85	$46	$—	$—	$85	$85	$46
Commercial real estate non-owner occupied	110,625	115,037	36,192	11,063	20,294	121,688	135,331	36,192
Commercial real estate owner occupied	134,733	171,882	16,239	17,837	27,259	152,570	199,141	16,239
Commercial and industrial	46,710	47,996	6,050	7,815	11,466	54,525	59,462	6,050
Mortgage	431,074	473,535	43,567	56,898	67,478	487,972	541,013	43,567
Leasing	1,899	1,899	540	—	—	1,899	1,899	540
Consumer:
Credit cards	38,485	38,485	5,862	—	—	38,485	38,485	5,862
Personal	66,704	66,704	17,201	—	—	66,704	66,704	17,201
Auto	2,122	2,122	356	—	—	2,122	2,122	356
Other	1,030	1,030	289	—	—	1,030	1,030	289

Total Puerto Rico	$833,467	$918,775	$126,342	$93,613	$126,497	$927,080	$1,045,272	$126,342

September 30, 2016
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$6,361	$7,309	$1,990	$2,535	$2,535	$8,896	$9,844	$1,990
Consumer:
HELOCs	1,879	1,879	464	—	—	1,879	1,879	464
Personal	709	709	261	—	—	709	709	261

Total U.S. mainland	$8,949	$9,897	$2,715	$2,535	$2,535	$11,484	$12,432	$2,715

September 30, 2016
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$85	$85	$46	$—	$—	$85	$85	$46
Commercial real estate non-owner occupied	110,625	115,037	36,192	11,063	20,294	121,688	135,331	36,192
Commercial real estate owner occupied	134,733	171,882	16,239	17,837	27,259	152,570	199,141	16,239
Commercial and industrial	46,710	47,996	6,050	7,815	11,466	54,525	59,462	6,050
Mortgage	437,435	480,844	45,557	59,433	70,013	496,868	550,857	45,557
Leasing	1,899	1,899	540	—	—	1,899	1,899	540
Consumer:
Credit Cards	38,485	38,485	5,862	—	—	38,485	38,485	5,862
HELOCs	1,879	1,879	464	—	—	1,879	1,879	464
Personal	67,413	67,413	17,462	—	—	67,413	67,413	17,462
Auto	2,122	2,122	356	—	—	2,122	2,122	356
Other	1,030	1,030	289	—	—	1,030	1,030	289

Total Popular, Inc.	$842,416	$928,672	$129,057	$96,148	$129,032	$938,564	$1,057,704	$129,057

December 31, 2015
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$102,199	$106,466	$30,980	$13,779	$23,896	$115,978	$130,362	$30,980
Commercial real estate owner occupied	118,253	137,193	12,564	38,955	63,383	157,208	200,576	12,564
Commercial and industrial	42,043	43,629	5,699	21,904	32,922	63,947	76,551	5,699
Construction	2,481	7,878	264	—	—	2,481	7,878	264
Mortgage	424,885	468,240	42,965	40,232	45,881	465,117	514,121	42,965
Leasing	2,404	2,404	573	—	—	2,404	2,404	573
Consumer:
Credit cards	38,734	38,734	6,675	—	—	38,734	38,734	6,675
Personal	68,509	68,509	16,365	—	—	68,509	68,509	16,365
Auto	1,893	1,893	338	—	—	1,893	1,893	338
Other	524	525	100	—	—	524	525	100

Total Puerto Rico	$801,925	$875,471	$116,523	$114,870	$166,082	$916,795	$1,041,553	$116,523

December 31, 2015
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$4,143	$5,018	$1,064	$2,672	$3,574	$6,815	$8,592	$1,064
Consumer:
HELOCs	778	796	259	783	783	1,561	1,579	259
Personal	534	534	226	81	81	615	615	226

Total U.S. mainland	$5,455	$6,348	$1,549	$3,536	$4,438	$8,991	$10,786	$1,549

December 31, 2015
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate non-owner occupied	$102,199	$106,466	$30,980	$13,779	$23,896	$115,978	$130,362	$30,980
Commercial real estate owner occupied	118,253	137,193	12,564	38,955	63,383	157,208	200,576	12,564
Commercial and industrial	42,043	43,629	5,699	21,904	32,922	63,947	76,551	5,699
Construction	2,481	7,878	264	—	—	2,481	7,878	264
Mortgage	429,028	473,258	44,029	42,904	49,455	471,932	522,713	44,029
Leasing	2,404	2,404	573	—	—	2,404	2,404	573
Consumer:
Credit Cards	38,734	38,734	6,675	—	—	38,734	38,734	6,675
HELOCs	778	796	259	783	783	1,561	1,579	259
Personal	69,043	69,043	16,591	81	81	69,124	69,124	16,591
Auto	1,893	1,893	338	—	—	1,893	1,893	338
Other	524	525	100	—	—	524	525	100

Total Popular, Inc.	$807,380	$881,819	$118,072	$118,406	$170,520	$925,786	$1,052,339	$118,072

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarter and nine months ended September 30, 2016 and 2015.

For the quarter ended September 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$43	$1	$—	$—	$43	$1
Commercial real estate non-owner occupied	140,083	1,345	—	—	140,083	1,345
Commercial real estate owner occupied	136,565	1,408	—	—	136,565	1,408
Commercial and industrial	55,685	483	—	—	55,685	483
Construction	518	—	—	—	518	—
Mortgage	482,067	3,538	8,730	68	490,797	3,606
Leasing	2,005	—	—	—	2,005	—
Consumer:
Credit cards	38,431	—	—	—	38,431	—
Helocs	—	—	1,883	—	1,883	—
Personal	67,077	—	651	—	67,728	—
Auto	2,501	—	—	—	2,501	—
Other	728	—	—	—	728	—

Total Popular, Inc.	$925,703	$6,775	$11,264	$68	$936,967	$6,843

For the quarter ended September 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$1,239	$23	$—	$—	$1,239	$23
Commercial real estate non-owner occupied	121,842	1,191	—	—	121,842	1,191
Commercial real estate owner occupied	140,054	1,094	—	—	140,054	1,094
Commercial and industrial	101,187	978	—	—	101,187	978
Construction	3,082	—	—	—	3,082	—
Mortgage	454,210	3,446	5,110	34	459,320	3,480
Legacy	—	—	1,273	—	1,273	—
Leasing	2,600	—	—	—	2,600	—
Consumer:
Credit cards	39,893	—	—	—	39,893	—
Helocs	—	—	1,608	—	1,608	—
Personal	69,619	—	555	—	70,174	—
Auto	2,083	—	—	—	2,083	—
Other	614	—	—	—	614	—

Total Popular, Inc.	$936,423	$6,732	$8,546	$34	$944,969	$6,766

For the nine months ended September 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$21	$4	$—	$—	$21	$4
Commercial real estate non-owner occupied	129,372	3,971	—	—	129,372	3,971
Commercial real estate owner occupied	147,305	4,349	—	—	147,305	4,349
Commercial and industrial	58,518	1,466	—	—	58,518	1,466
Construction	1,384	—	—	—	1,384	—
Mortgage	475,108	10,311	8,046	133	483,154	10,444
Leasing	2,201	—	—	—	2,201	—
Consumer:
Credit cards	38,344	—	—	—	38,344	—
HELOCs	—	—	1,741	—	1,741	—
Personal	67,624	—	632	—	68,256	—
Auto	2,689	—	—	—	2,689	—
Other	606	—	—	—	606	—

Total Popular, Inc.	$923,172	$20,101	$10,419	$133	$933,591	$20,234

For the nine months ended September 30, 2015
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$757	$23	$—	$—	$757	$23
Commercial real estate non-owner occupied	105,308	3,339	—	—	105,308	3,339
Commercial real estate owner occupied	134,011	3,591	—	—	134,011	3,591
Commercial and industrial	135,657	3,155	63	—	135,720	3,155
Construction	7,317	—	—	—	7,317	—
Mortgage	446,374	12,010	4,895	63	451,269	12,073
Legacy	—	—	636	—	636	—
Leasing	2,787	—	—	—	2,787	—
Consumer:
Credit cards	40,615	—	—	—	40,615	—
HELOCs	—	—	1,685	—	1,685	—
Personal	70,430	—	380	—	70,810	—
Auto	2,033	—	—	—	2,033	—
Other	570	—	22	—	592	—
Covered loans	4,409	253	—	—	4,409	253

Total Popular, Inc.	$950,268	$22,371	$7,681	$63	$957,949	$22,434

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.2 billion at September 30, 2016 (December 31, 2015—$ 1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $8 million related to the commercial loan portfolio at September 30, 2016 (December 31, 2015—$11 million).

At September 30, 2016, the mortgage loan TDRs include $395 million guaranteed by U.S. sponsored entities at BPPR, this compares with $359 million at December 31, 2015.

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the summary of significant accounting policies included in Note 2 of the 2015 Form 10-K.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at September 30, 2016 and December 31, 2015.

	Popular, Inc.
	Non-Covered Loans
	September 30, 2016				December 31, 2015
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$163,381	$84,872	$248,253	$56,444	$166,415	$88,117	$254,532	$37,355
Construction	—	—	—	—	221	2,259	2,480	264
Mortgage	722,450	122,225	844,675	45,557	644,013	130,483	774,496	44,029
Leases	1,296	603	1,899	540	1,791	609	2,400	573
Consumer	101,476	12,818	114,294	24,433	104,630	12,805	117,435	23,963

Total	$988,603	$220,518	$1,209,121	$126,974	$917,070	$234,273	$1,151,343	$106,184

	Popular, Inc.
	Covered Loans
	September 30, 2016				December 31, 2015
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Mortgage	$3,033	$2,336	$5,369	$—	$3,328	$3,268	$6,596	$—

Total	$3,033	$2,336	$5,369	$—	$3,328	$3,268	$6,596	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2016 and 2015.

	Puerto Rico
	For the quarter ended September 30, 2016				For the nine months ended September 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	—	—	—	5	1	—	—
Commercial real estate owner occupied	9	—	—	—	38	5	—	—
Commercial and industrial	8	—	—	—	22	1	—	—
Mortgage	17	22	129	43	55	56	353	132
Leasing	—	1	—	—	—	1	—	—
Consumer:
Credit cards	218	—	1	158	603	—	1	531
Personal	241	4	—	—	761	14	—	1
Auto	—	4	4	2	—	11	8	2
Other	6	—	—	—	27	—	—	—

Total	502	31	134	203	1,511	89	362	666

	U.S. Mainland
	For the quarter ended September 30, 2016				For the nine months ended September 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	2	5	—	—	2	23	1
Consumer:
HELOCs	—	—	—	—	—	—	2	1
Personal	—	2	1	—	—	2	1	—

Total	—	4	6	—	—	4	26	2

	Popular, Inc.
	For the quarter ended September 30, 2016				For the nine months ended September 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	—	—	—	5	1	—	—
Commercial real estate owner occupied	9	—	—	—	38	5	—	—
Commercial and industrial	8	—	—	—	22	1	—	—
Mortgage	17	24	134	43	55	58	376	133
Leasing	—	1	—	—	—	1	—	—
Consumer:
Credit cards	218	—	1	158	603	—	1	531
HELOCs	—	—	—	—	—	—	2	1
Personal	241	6	1	—	761	16	1	1
Auto	—	4	4	2	—	11	8	2
Other	6	—	—	—	27	—	—	—

Total	502	35	140	203	1,511	93	388	668

	Puerto Rico
	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	1	2	—	—	6	10	—	—
Commercial real estate owner occupied	12	5	—	—	22	14	—	—
Commercial and industrial	7	4	—	—	18	15	—	—
Construction	—	1	—	—	1	1	—	—
Mortgage	12	9	96	38	41	39	277	76
Leasing	—	5	1	—	—	7	15	—
Consumer:
Credit cards	235	—	—	187	657	—	—	538
Personal	267	6	—	1	769	24	—	1
Auto	—	3	—	—	—	8	3	—
Other	13	—	—	—	35	—	—	—

Total	547	35	97	226	1,549	120	295	615

	U.S. Mainland
	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	4	1	—	1	14	1
Consumer:
HELOCs	—	—	1	—	—	1	1	2
Personal	—	—	—	—	—	2	—	—

Total	—	—	5	1	—	4	15	3

	Popular, Inc.
	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	—	2	—	—
Commercial real estate non-owner occupied	1	2	—	—	6	10	—	—
Commercial real estate owner occupied	12	5	—	—	22	14	—	—
Commercial and industrial	7	4	—	—	18	15	—	—
Construction	—	1	—	—	1	1	—	—
Mortgage	12	9	100	39	41	40	291	77
Leasing	—	5	1	—	—	7	15	—
Consumer:
Credit cards	235	—	—	187	657	—	—	538
HELOCs	—	—	1	—	—	1	1	2
Personal	267	6	—	1	769	26	—	1
Auto	—	3	—	—	—	8	3	—
Other	13	—	—	—	35	—	—	—

Total	547	35	102	227	1,549	124	310	618

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2016 and 2015.

Puerto Rico
For the quarter ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$469	$3,085	$860
Commercial real estate owner occupied	9	773	1,874	136
Commercial and industrial	8	246	301	21
Mortgage	211	24,718	24,054	1,646
Leasing	1	15	15	3
Consumer:
Credit cards	377	3,321	3,715	450
Personal	245	4,367	4,428	832
Auto	10	123	134	27
Other	6	23	23	4

Total	870	$34,055	$37,629	$3,979

U.S. Mainland
For the quarter ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	7	$537	$627	$134
Consumer:
Personal	3	114	119	21

Total	10	$651	$746	$155

Popular, Inc.
For the quarter ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$469	$3,085	$860
Commercial real estate owner occupied	9	773	1,874	136
Commercial and industrial	8	246	301	21
Mortgage	218	25,255	24,681	1,780
Leasing	1	15	15	3
Consumer:
Credit cards	377	3,321	3,715	450
Personal	248	4,481	4,547	853
Auto	10	123	134	27
Other	6	23	23	4

Total	880	$34,706	$38,375	$4,134

Puerto Rico
For the quarter ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$775	$769	$33
Commercial real estate owner occupied	17	2,830	2,654	(3)
Commercial and industrial	11	7,970	8,386	10
Construction	1	40	39	(4)
Mortgage	155	18,089	18,286	1,490
Leasing	6	135	132	30
Consumer:
Credit cards	422	3,485	3,994	583
Personal	274	4,393	4,440	992
Auto	3	41	45	12
Other	13	30	30	5

Total	905	$37,788	$38,775	$3,148

U.S. Mainland
For the quarter ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	5	$426	$454	$186
Consumer:
HELOCs	1	123	128	54

Total	6	$549	$582	$240

Popular, Inc.
For the quarter ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$775	$769	$33
Commercial real estate owner occupied	17	2,830	2,654	(3)
Commercial and industrial	11	7,970	8,386	10
Construction	1	40	39	(4)
Mortgage	160	18,515	18,740	1,676
Leasing	6	135	132	30
Consumer:
Credit cards	422	3,485	3,994	583
HELOCs	1	123	128	54
Personal	274	4,393	4,440	992
Auto	3	41	45	12
Other	13	30	30	5

Total	911	$38,337	$39,357	$3,388

Puerto Rico
For the nine months ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$6,989	$9,589	$5,029
Commercial real estate owner occupied	43	11,623	11,648	473
Commercial and industrial	23	3,832	3,884	1
Mortgage	596	67,093	65,012	4,640
Leasing	1	15	15	3
Consumer:
Credit cards	1,135	10,352	11,768	1,677
Personal	776	12,975	13,076	2,763
Auto	21	256	274	52
Other	27	78	80	14

Total	2,628	$113,213	$115,346	$14,652

U.S. mainland
For the nine months ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	26	$2,498	$2,690	$767
Consumer:
HELOCs	3	355	398	216
Personal	3	114	119	21

Total	32	$2,967	$3,207	$1,004

Popular, Inc.
For the nine months ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$6,989	$9,589	$5,029
Commercial real estate owner occupied	43	11,623	11,648	473
Commercial and industrial	23	3,832	3,884	1
Mortgage	622	69,591	67,702	5,407
Leasing	1	15	15	3
Consumer:
Credit cards	1,135	10,352	11,768	1,677
HELOCs	3	355	398	216
Personal	779	13,089	13,195	2,784
Auto	21	256	274	52
Other	27	78	80	14

Total	2,660	$116,180	$118,553	$15,656

Puerto Rico
For the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	16	67,494	67,635	13,701
Commercial real estate owner occupied	36	12,620	11,690	330
Commercial and industrial	33	20,337	21,272	672
Construction	2	308	298	(170)
Mortgage	433	42,275	48,197	3,786
Leasing	22	557	556	126
Consumer:
Credit cards	1,195	10,367	11,747	1,780
Personal	794	13,646	13,689	2,968
Auto	11	101	158	29
Other	35	86	97	14

Total	2,579	$168,342	$175,890	$23,238

U.S. mainland
For the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	16	$1,081	$2,112	$365
Consumer:
HELOCs	4	197	295	79
Personal	2	30	30	3

Total	22	$1,308	$2,437	$447

Popular, Inc.
For the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$551	$551	$2
Commercial real estate non-owner occupied	16	67,494	67,635	13,701
Commercial real estate owner occupied	36	12,620	11,690	330
Commercial and industrial	33	20,337	21,272	672
Construction	2	308	298	(170)
Mortgage	449	43,356	50,309	4,151
Leasing	22	557	556	126
Consumer:
Credit cards	1,195	10,367	11,747	1,780
HELOCs	4	197	295	79
Personal	796	13,676	13,719	2,971
Auto	11	101	158	29
Other	35	86	97	14

Total	2,601	$169,650	$178,327	$23,685

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at September 30, 2016 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended September 30, 2016		Defaulted during the nine months ended September 30, 2016
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$327
Commercial real estate owner occupied	3	773	10	3,276
Commercial and industrial	3	758	5	785
Mortgage	52	5,409	132	14,132
Leasing	—	—	4	29
Consumer:
Credit cards	109	1,084	221	2,259
Personal	34	623	93	2,375
Auto	3	63	6	111
Other	5	10	5	10

Total	209	$8,720	478	$23,304

During the quarter and nine months ended September 30, 2016, there were no U.S. mainland TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

Popular, Inc.
	Defaulted during the quarter ended September 30, 2016		Defaulted during the nine months ended September 30, 2016
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$327
Commercial real estate owner occupied	3	773	10	3,276
Commercial and industrial	3	758	5	785
Mortgage	52	5,409	132	14,132
Leasing	—	—	4	29
Consumer:
Credit cards	109	1,084	221	2,259
Personal	34	623	93	2,375
Auto	3	63	6	111
Other	5	10	5	10

Total	209	$8,720	478	$23,304

Puerto Rico
	Defaulted during the quarter ended September 30, 2015		Defaulted during the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	—	$—	1	$291
Commercial and industrial	3	521	5	675
Construction	—	—	2	1,192
Mortgage	51	4,208	85	11,633
Leasing	1	68	7	170
Consumer:
Credit cards	124	1,444	314	3,238
Personal	29	669	42	990
Auto	2	33	9	128

Total	210	$6,943	465	$18,317

U.S. Mainland
	Defaulted during the quarter ended September 30, 2015		Defaulted during the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Mortgage	1	$94	1	$94

Total	1	$94	1	$94

Popular, Inc.
	Defaulted during the quarter ended September 30, 2015		Defaulted during the nine months ended September 30, 2015
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	—	$—	1	$291
Commercial and industrial	3	521	5	675
Construction	—	—	2	1,192
Mortgage	52	4,302	86	11,727
Leasing	1	68	7	170
Consumer:
Credit cards	124	1,444	314	3,238
Personal	29	669	42	990
Auto	2	33	9	128

Total	211	$7,037	466	$18,411

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2016 and December 31, 2015.

September 30, 2016
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,751	$992	$6,445	$—	$—	$10,188	$166,313	$176,501
Commercial real estate non-owner occupied	317,867	392,113	369,350	210	—	1,079,540	1,518,911	2,598,451
Commercial real estate owner occupied	315,009	138,969	379,828	1,600	—	835,406	1,006,791	1,842,197
Commercial and industrial	148,672	121,248	239,447	794	14	510,175	2,126,845	2,637,020

Total Commercial	784,299	653,322	995,070	2,604	14	2,435,309	4,818,860	7,254,169
Construction	25	1,229	2,208	—	—	3,462	77,592	81,054
Mortgage	3,769	2,923	212,834	—	—	219,526	5,745,312	5,964,838
Leasing	—	—	2,878	—	—	2,878	679,932	682,810
Consumer:
Credit cards	—	—	18,186	—	—	18,186	1,087,571	1,105,757
HELOCs	—	—	102	—	—	102	8,518	8,620
Personal	1,106	889	21,957	—	—	23,952	1,148,604	1,172,556
Auto	—	—	12,073	—	136	12,209	816,615	828,824
Other	—	—	17,239	—	152	17,391	160,682	178,073

Total Consumer	1,106	889	69,557	—	288	71,840	3,221,990	3,293,830

Total Puerto Rico	$789,199	$658,363	$1,282,547	$2,604	$302	$2,733,015	$14,543,686	$17,276,701

U.S. mainland
Commercial multi-family	$3,990	$6,553	$695	$—	$—	$11,238	$934,960	$946,198
Commercial real estate non-owner occupied	59,157	197	4,887	—	—	64,241	1,161,757	1,225,998
Commercial real estate owner occupied	6,784	—	9,803	—	—	16,587	220,894	237,481
Commercial and industrial	4,035	560	152,385	—	—	156,980	716,365	873,345

Total Commercial	73,966	7,310	167,770	—	—	249,046	3,033,976	3,283,022
Construction	—	8,038	43,962	—	—	52,000	598,298	650,298
Mortgage	—	—	14,429	—	—	14,429	795,230	809,659
Legacy	981	837	4,768	—	—	6,586	41,328	47,914
Consumer:
Credit cards	—	—	82	—	—	82	191	273
HELOCs	—	—	1,831	—	2,798	4,629	258,584	263,213
Personal	—	—	1,398	—	569	1,967	262,647	264,614
Auto	—	—	—	—	—	—	12	12
Other	—	—	—	—	—	—	266	266

Total Consumer	—	—	3,311	—	3,367	6,678	521,700	528,378

Total U.S. mainland	$74,947	$16,185	$234,240	$—	$3,367	$328,739	$4,990,532	$5,319,271

Popular, Inc.
Commercial multi-family	$6,741	$7,545	$7,140	$—	$—	$21,426	$1,101,273	$1,122,699
Commercial real estate non-owner occupied	377,024	392,310	374,237	210	—	1,143,781	2,680,668	3,824,449
Commercial real estate owner occupied	321,793	138,969	389,631	1,600	—	851,993	1,227,685	2,079,678
Commercial and industrial	152,707	121,808	391,832	794	14	667,155	2,843,210	3,510,365

Total Commercial	858,265	660,632	1,162,840	2,604	14	2,684,355	7,852,836	10,537,191
Construction	25	9,267	46,170	—	—	55,462	675,890	731,352
Mortgage	3,769	2,923	227,263	—	—	233,955	6,540,542	6,774,497
Legacy	981	837	4,768	—	—	6,586	41,328	47,914
Leasing	—	—	2,878	—	—	2,878	679,932	682,810
Consumer:
Credit cards	—	—	18,268	—	—	18,268	1,087,762	1,106,030
HELOCs	—	—	1,933	—	2,798	4,731	267,102	271,833
Personal	1,106	889	23,355	—	569	25,919	1,411,251	1,437,170
Auto	—	—	12,073	—	136	12,209	816,627	828,836
Other	—	—	17,239	—	152	17,391	160,948	178,339

Total Consumer	1,106	889	72,868	—	3,655	78,518	3,743,690	3,822,208

Total Popular, Inc.	$864,146	$674,548	$1,516,787	$2,604	$3,669	$3,061,754	$19,534,218	$22,595,972

The following table presents the weighted average obligor risk rating at September 30, 2016 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating Puerto Rico:[1]	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Commercial multi-family	11.14	5.91
Commercial real estate non-owner occupied	11.07	6.89
Commercial real estate owner occupied	11.27	7.13
Commercial and industrial	11.14	7.16

Total Commercial	11.16	7.05

Construction	11.00	7.71

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.30	7.26
Commercial real estate non-owner occupied	11.17	6.72
Commercial real estate owner occupied	11.11	7.32
Commercial and industrial	11.57	6.09

Total Commercial	11.53	6.78

Construction	11.00	7.71

Legacy	11.11	7.87

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2015
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,750	$1,280	$8,103	$—	$—	$11,133	$121,013	$132,146
Commercial real estate non-owner occupied	319,564	423,095	399,076	—	—	1,141,735	1,527,357	2,669,092
Commercial real estate owner occupied	316,079	162,395	436,442	1,915	—	916,831	992,413	1,909,244
Commercial and industrial	187,620	146,216	256,821	690	29	591,376	2,066,361	2,657,737

Total Commercial	825,013	732,986	1,100,442	2,605	29	2,661,075	4,707,144	7,368,219
Construction	7,269	5,522	19,806	—	—	32,597	68,351	100,948
Mortgage	4,810	2,794	238,002	—	—	245,606	5,881,885	6,127,491
Leasing	—	—	3,009	—	—	3,009	624,641	627,650
Consumer:
Credit cards	—	—	19,098	—	—	19,098	1,109,247	1,128,345
HELOCs	—	—	394	—	—	394	10,294	10,688
Personal	1,606	1,448	23,116	—	—	26,170	1,176,665	1,202,835
Auto	—	—	11,609	—	30	11,639	804,311	815,950
Other	—	—	18,656	—	575	19,231	169,253	188,484

Total Consumer	1,606	1,448	72,873	—	605	76,532	3,269,770	3,346,302

Total Puerto Rico	$838,698	$742,750	$1,434,132	$2,605	$634	$3,018,819	$14,551,791	$17,570,610

U.S. mainland
Commercial multi-family	$14,129	$7,189	$427	$—	$—	$21,745	$672,188	$693,933
Commercial real estate non-owner occupied	57,450	6,741	16,646	—	—	80,837	882,186	963,023
Commercial real estate owner occupied	11,978	1,074	2,967	—	—	16,019	186,325	202,344
Commercial and industrial	10,827	5,344	131,933	—	—	148,104	723,540	871,644

Total Commercial	94,384	20,348	151,973	—	—	266,705	2,464,239	2,730,944
Construction	15,091	16,948	18,856	—	—	50,895	529,263	580,158
Mortgage	—	—	13,537	—	—	13,537	895,053	908,590
Legacy	1,823	1,973	6,134	—	—	9,930	54,506	64,436
Consumer:
Credit cards	—	—	—	—	—	—	13,935	13,935
HELOCs	—	—	1,550	—	2,626	4,176	300,308	304,484
Personal	—	—	637	—	603	1,240	171,386	172,626
Auto	—	—	—	—	—	—	28	28
Other	—	—	—	—	5	5	299	304

Total Consumer	—	—	2,187	—	3,234	5,421	485,956	491,377

Total U.S. mainland	$111,298	$39,269	$192,687	$—	$3,234	$346,488	$4,429,017	$4,775,505

Popular, Inc.
Commercial multi-family	$15,879	$8,469	$8,530	$—	$—	$32,878	$793,201	$826,079
Commercial real estate non-owner occupied	377,014	429,836	415,722	—	—	1,222,572	2,409,543	3,632,115
Commercial real estate owner occupied	328,057	163,469	439,409	1,915	—	932,850	1,178,738	2,111,588
Commercial and industrial	198,447	151,560	388,754	690	29	739,480	2,789,901	3,529,381

Total Commercial	919,397	753,334	1,252,415	2,605	29	2,927,780	7,171,383	10,099,163
Construction	22,360	22,470	38,662	—	—	83,492	597,614	681,106
Mortgage	4,810	2,794	251,539	—	—	259,143	6,776,938	7,036,081
Legacy	1,823	1,973	6,134	—	—	9,930	54,506	64,436
Leasing	—	—	3,009	—	—	3,009	624,641	627,650
Consumer:
Credit cards	—	—	19,098	—	—	19,098	1,123,182	1,142,280
HELOCs	—	—	1,944	—	2,626	4,570	310,602	315,172
Personal	1,606	1,448	23,753	—	603	27,410	1,348,051	1,375,461
Auto	—	—	11,609	—	30	11,639	804,339	815,978
Other	—	—	18,656	—	580	19,236	169,552	188,788

Total Consumer	1,606	1,448	75,060	—	3,839	81,953	3,755,726	3,837,679

Total Popular, Inc.	$949,996	$782,019	$1,626,819	$2,605	$3,868	$3,365,307	$18,980,808	$22,346,115

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

Note 11 – FDIC loss-share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss-share arrangements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss-share arrangements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid reimbursement under loss-share arrangements. The loss-share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring at the end of the quarter ending June 30, 2020.

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$214,029	$392,947	$310,221	$542,454
Amortization of loss-share indemnification asset	(1,259)	(3,931)	(9,337)	(62,312)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	659	(183)	(959)	15,710
Reimbursable expenses	853	6,276	7,038	70,551
Recoveries reimbursable to the FDIC	—	—	(4,093)	—
Net payments from FDIC under loss-sharing agreements	(6,819)	(80,993)	(95,407)	(245,416)
Arbitration award expense	(54,924)	—	(54,924)	—
Other adjustments attributable to FDIC loss-sharing agreements	(72)	(2,170)	(72)	(9,041)

Balance at end of period	$152,467	$311,946	$152,467	$311,946

The loss-share component of the arrangements applicable to commercial (including construction) loans expired during the quarter ended June 30, 2015. The agreement provides for reimbursement to the FDIC to continue through the quarter ending June 30, 2018, and for the single family mortgage loss-share component of such agreement to expire on April 30, 2020.

As of September 30, 2016, BPPR had unreimbursed loss claims related to the commercial loss-sharing arrangement amounting to $87 million, reflected in the FDIC indemnification asset as a receivable from the FDIC. The $87 million in unreimbursed loss claims, are the subject of certain arbitration proceedings described on Note 23, Commitments and Contingencies, and take into consideration the arbitration award issued by a review board on October 3, 2016, denying BPPR’s request for reimbursement of approximately $55 million in shared loss claims under the commercial loss share agreement. As a result of this award, the Corporation also recognized a pre-tax charge of $54.9 million and a corresponding reduction to its FDIC indemnification asset for the quarter ended September 30, 2016.

The weighted average life of the single family loan portfolio accounted for under ASC 310-30 subject to the FDIC loss-sharing agreement at September 30, 2016 is 7.07 years.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Carrying amount (fair value)	$134,487	$119,745
Undiscounted amount	$166,453	$168,692

The increase in the fair value of the true-up payment obligation was principally driven by a decrease in the discount rate, from 7.64% in 2015 to 5.70% in 2016. A lower risk premium was the driver of the decrease in the discount rate.

As described above, the estimate of the true up payment obligation is determined by applying the provisions of the loss sharing agreements and will change on a quarterly basis. The amount of the estimate of the true up payment obligation is expected to change in future periods and may be subject to the interpretation of provision of the loss sharing agreements.

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$14,520	$17,020	$43,997	$43,957
Mortgage servicing rights fair value adjustments	(6,062)	1,038	(18,879)	(5,808)

Total mortgage servicing fees, net of fair value adjustments	8,458	18,058	25,118	38,149

Net gain on sale of loans, including valuation on loans held-for-sale	8,857	9,698	24,441	24,999

Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	95	(69)	(44)	(10)
Realized (losses) gains on closed derivative positions	(2,138)	(3,492)	(7,465)	(4,766)

Total trading account (loss) profit	(2,043)	(3,561)	(7,509)	(4,776)

Total mortgage banking activities	$15,272	$24,195	$42,050	$58,372

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2016 and 2015 because they did not contain any credit recourse arrangements. During the quarter ended September 30, 2016, the Corporation recorded a net gain of $8.4 million (September 30, 2015—$9.1 million) related to the residential mortgage loans securitized. During the nine months ended September 30, 2016, the Corporation recorded a net gain of $22.6 million (September 30, 2015—$22.8 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2016 and 2015:

	Proceeds Obtained During the Quarter Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities - GNMA	$—	$20,686	$—	$20,686
Mortgage-backed securities - FNMA	—	5,138	—	5,138

Total investment securities available-for-sale	$—	$25,824	$—	$25,824

Trading account securities:
Mortgage-backed securities - GNMA	$—	$140,255	$—	$140,255
Mortgage-backed securities - FNMA	—	44,574	—	44,574

Total trading account securities	$—	$184,829	$—	$184,829

Mortgage servicing rights	$—	$—	$2,695	$2,695

Total	$—	$210,653	$2,695	$213,348

	Proceeds Obtained During the Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities - GNMA	$—	$20,686	$—	$20,686
Mortgage-backed securities - FNMA	—	5,138	—	5,138

Total investment securities available-for-sale	$—	$25,824	$—	$25,824

Trading account securities:
Mortgage-backed securities - GNMA	$—	$444,382	$—	$444,382
Mortgage-backed securities - FNMA	—	123,888	—	123,888

Total trading account securities	$—	$568,270	$—	$568,270

Mortgage servicing rights	$—	$—	$7,235	$7,235

Total	$—	$594,094	$7,235	$601,329

	Proceeds Obtained During the Quarter Ended September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$251,061	$—	$251,061
Mortgage-backed securities - FNMA	—	56,800	—	56,800

Total trading account securities	$—	$307,861	$—	$307,861

Mortgage servicing rights	$—	$—	$3,309	$3,309

Total	$—	$307,861	$3,309	$311,170

	Proceeds Obtained During the Nine Months Ended September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	$—	$650,891	$—	$650,891
Mortgage-backed securities—FNMA	—	174,235	—	174,235

Total trading account securities	$—	$825,126	$—	$825,126

Mortgage servicing rights	$—	$—	$10,078	$10,078

Total	$—	$825,126	$10,078	$835,204

During the nine months ended September 30, 2016, the Corporation retained servicing rights on whole loan sales involving approximately $46 million in principal balance outstanding (September 30, 2015 - $56 million), with realized gains of approximately $1.9 million (September 30, 2015 - gains of $2.2 million). All loan sales performed during the nine months ended September 30, 2016 and 2015 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2016 and 2015.

Residential MSRs
(In thousands)	September 30, 2016	September 30, 2015
Fair value at beginning of period	$211,405	$148,694
Additions	7,843	73,411
Changes due to payments on loans[1]	(13,381)	(12,891)
Reduction due to loan repurchases	(1,183)	(1,576)
Changes in fair value due to changes in valuation model inputs or assumptions	(4,315)	3,213
Other disposals	(15)	—

Fair value at end of period	$200,354	$210,851

[1]	Represents the change due to collection / realization of expected cash flow over time.

Additions to mortgage servicing rights for the nine months ended September 30, 2015 include those acquired as part of the Doral Bank Transaction and those assumed for a portfolio previously serviced by Doral Bank in connection with a pre-existing backup servicing agreement.

Residential mortgage loans serviced for others were $18.4 billion at September 30, 2016 (December 31, 2015—$20.6 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At September 30, 2016, those weighted average mortgage servicing fees were 0.29% (September 30, 2015 – 0.28%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2016 and 2015 were as follows:

	Quarters ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Prepayment speed	4.6%	7.0%	5.2%	7.0%
Weighted average life	10.6 years	8.8 years	10.1 years	7.1 years
Discount rate (annual rate)	11.0%	11.1%	11.0%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Fair value of servicing rights	$91,628	$98,648	$108,726	$112,757
Weighted average life (in years)	7.4	7.3	6.5	6.2
Weighted average prepayment speed (annual rate)	5.5%	6.0%	5.9%	6.9%
Impact on fair value of 10% adverse change	$(2,074)	$(2,488)	$(2,475)	$(2,871)
Impact on fair value of 20% adverse change	$(4,307)	$(5,241)	$(5,118)	$(6,034)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(3,741)	$(4,083)	$(4,085)	$(4,211)
Impact on fair value of 20% adverse change	$(7,431)	$(8,206)	$(8,134)	$(8,525)

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

At September 30, 2016, the Corporation serviced $1.7 billion (December 31, 2015 - $1.9 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At

September 30, 2016, the Corporation had recorded $160 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2015 - $140 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the nine months ended September 30, 2016, the Corporation repurchased approximately $ 67 million (September 30, 2015 - $68 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 14 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2016 and 2015. During the second quarter of 2015, the corporation completed a bulk sale of $37 million of covered OREOs.

	For the quarter ended September 30, 2016
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$24,110	$152,915	$37,984	$215,009
Write-downs in value	(255)	(2,859)	(667)	(3,781)
Additions	2,388	27,355	4,212	33,955
Sales	(5,052)	(13,866)	(3,803)	(22,721)
Other adjustments	—	92	(312)	(220)

Ending balance	$21,191	$163,637	$37,414	$222,242

	For the nine months ended September 30, 2016
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$32,471	$122,760	$36,685	$191,916
Write-downs in value	(2,533)	(6,489)	(1,533)	(10,555)
Additions	5,500	83,255	13,935	102,690
Sales	(13,632)	(34,769)	(10,759)	(59,160)
Other adjustments	(615)	(1,120)	(914)	(2,649)

Ending balance	$21,191	$163,637	$37,414	$222,242

	For the quarter ended September 30, 2015
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$34,725	$107,530	$33,504	$175,759
Write-downs in value	(668)	(1,843)	(640)	(3,151)
Additions	7,959	24,318	5,759	38,036
Sales	(3,190)	(12,402)	(2,922)	(18,514)
Other adjustments	(510)	(93)	—	(603)

Ending balance	$38,316	$117,510	$35,701	$191,527

	For the nine months ended September 30, 2015
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$38,983	$96,517	$85,394	$44,872	$265,766
Write-downs in value	(10,717)	(5,678)	(20,350)	(3,315)	(40,060)
Additions	12,787	63,925	9,661	20,019	106,392
Sales	(17,485)	(39,731)	(59,749)	(22,550)	(139,515)
Other adjustments	244	(615)	(452)	(233)	(1,056)
Transfer to non-covered status[1]	14,504	3,092	(14,504)	(3,092)	—

Ending balance	$38,316	$117,510	$—	$35,701	$191,527

[1]	Represents the reclassification of OREOs to the non-covered category, pursuant to the expiration of the commercial and consumer shared-loss arrangement with the FDIC related to loans acquired from Westernbank, on June 30, 2015.

Note 15 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2016	December 31, 2015
Net deferred tax assets (net of valuation allowance)	$1,231,356	$1,302,452
Investments under the equity method	214,797	212,838
Prepaid taxes	175,400	180,969
Other prepaid expenses	88,071	79,215
Derivative assets	13,427	16,959
Trades receivable from brokers and counterparties	80,125	78,759
Principal, interest and escrow servicing advances	74,475	79,862
Guaranteed mortgage loan claims receivable	151,478	101,628
Others	134,810	140,480

Total other assets	$2,163,939	$2,193,162

Note 16 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 and 2015, allocated by reportable segments, were as follows (refer to Note 35 for the definition of the Corporation’s reportable segments):

2016
(In thousands)	Balance at January 1, 2016	Goodwill on acquisition	Purchase accounting adjustments	Goodwill impairment	Balance at September 30, 2016
Banco Popular de Puerto Rico	$280,221	$—	$—	$(3,801)	$276,420
Banco Popular North America	346,167	—	4,707	—	350,874

Total Popular, Inc.	$626,388	$—	$4,707	$(3,801)	$627,294

2015
(In thousands)	Balance at January 1, 2015	Goodwill on acquisition	Purchase accounting adjustments	Goodwill impairment	Balance at September 30, 2015
Banco Popular de Puerto Rico	$250,109	$3,899	$(3,385)	$—	$250,623
Banco Popular North America	215,567	38,735	—	—	254,302

Total Popular, Inc.	$465,676	$42,634	$(3,385)	$—	$504,925

During the third quarter of 2016, the Corporation recorded a goodwill impairment charge of $3.8 million at the securities subsidiary as part of its annual goodwill impairment test.

During the first quarter of 2016, the Corporation recorded adjustments to its initial fair value estimates in connection with the Doral Bank Transaction. As a result, the discount on the loans increased by $4.7 million with a corresponding increase to goodwill.

The goodwill recorded during 2015 was related to the Doral Bank Transaction. The Corporation recorded purchase accounting adjustments during 2015 of $1.0 million related to the Doral Bank Transaction and of $2.4 million related to the acquisition of an insurance benefits business during 2014.

Other Intangible Assets

At September 30, 2016 and December 31, 2015, the Corporation had $ 6.1 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2016
Core deposits	$63,539	$43,467	$20,072
Other customer relationships	36,449	14,748	21,701

Total other intangible assets	$99,988	$58,215	$41,773

December 31, 2015
Core deposits	$63,539	$38,464	$25,075
Other customer relationships	37,665	10,745	26,920

Total other intangible assets	$101,204	$49,209	$51,995

During the quarter ended September 30, 2016, the Corporation recognized $ 3.1 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2015 - $ 3.5 million). During the nine months ended September 30, 2016, the Corporation recognized $ 9.3 million in amortization related to other intangible assets with definite useful lives (September 30, 2015 - $ 8.5 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2016	$2,836
Year 2017	9,378
Year 2018	9,286
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2016 using July 31, 2016 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 9.47% to 13.72% for the 2016 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

Popular Securities failed Step 1 of the annual goodwill impairment evaluation as of July 31, 2016 requiring the completion of Step 2. To complete Step 2, the Corporation subtracted from Popular Securities’ Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill was below the carrying value resulting in an impairment charge of $3.8 million at July 31, 2016.

BPPR passed Step 1 in the annual test as of July 31, 2016. The results indicated that the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $549 million or 16%. Accordingly, there was no indication of impairment on the goodwill recorded in BPPR at July 31, 2016 and there was no need for a Step 2 analysis.

BPNA failed Step 1 in the annual test as of July 31, 2016 requiring the completion of Step 2. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $166 million at July

31, 2016 resulting in no goodwill impairment. If the fair value of BPNA, which is principally impacted by its expected level of profitability, declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in fair value of the BPNA reporting unit, the Corporation may be required to record a goodwill impairment charge.

The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 98% of the Corporation’s total goodwill balance as of the July 31, 2016 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2016 annual assessment were reasonable.

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

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2016
(In thousands)	Balance at January 1, 2016 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2016 (net amounts)	Balance at September 30, 2016 (gross amounts)	Accumulated impairment losses	Balance at September 30, 2016 (net amounts)
Banco Popular de Puerto Rico	$280,221	$—	$280,221	$280,221	$3,801	$276,420
Banco Popular North America	510,578	164,411	346,167	515,285	164,411	350,874

Total Popular, Inc.	$790,799	$164,411	$626,388	$795,506	$168,212	$627,294

December 31, 2015
(In thousands)	Balance at January 1, 2015 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2015 (net amounts)	Balance at December 31, 2015 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2015 (net amounts)
Banco Popular de Puerto Rico	$250,109	$—	$250,109	$280,221	$—	$280,221
Banco Popular North America	379,978	164,411	215,567	510,578	164,411	346,167

Total Popular, Inc.	$630,087	$164,411	$465,676	$790,799	$164,411	$626,388

Note 17 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2016	December 31, 2015
Savings accounts	$7,467,000	$7,010,391
NOW, money market and other interest bearing demand deposits	8,007,752	5,632,449

Total savings, NOW, money market and other interest bearing demand deposits	15,474,752	12,642,840

Certificates of deposit:
Under $100,000	3,668,667	4,014,359
$100,000 and over	4,233,339	4,151,009

Total certificates of deposit	7,902,006	8,165,368

Total interest bearing deposits	$23,376,758	$20,808,208

A summary of certificates of deposit by maturity at September 30, 2016 follows:

(In thousands)
2016	$2,153,326
2017	2,331,194
2018	1,122,454
2019	641,676
2020	924,486
2021 and thereafter	728,870

Total certificates of deposit	$7,902,006

At September 30, 2016, the Corporation had brokered deposits amounting to $ 0.7 billion (December 31, 2015 - $ 1.3 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $20 million at September 30, 2016 (December 31, 2015 - $11 million).

Note 18 – Borrowings

The following table presents the composition of fed funds purchased and assets sold under agreements to repurchase at September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Federal funds purchased	$—	$50,000
Assets sold under agreements to repurchase	765,251	712,145

Total federal funds purchased and assets sold under agreements to repurchase	$765,251	$762,145

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2016	December 31, 2015
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
Within 30 days	$19,260	$—
After 30 to 90 days	34,793	—
After 90 days	32,700	—

Total U.S. Treasury Securities	86,753	—

Obligations of U.S. government sponsored entities
Within 30 days	81,832	243,708
After 30 to 90 days	72,900	—
After 90 days	149,409	23,366

Total obligations of U.S. government sponsored entities	304,141	267,074

Mortgage-backed securities
Within 30 days	51,456	124,878
After 30 to 90 days	149,665	154,582
After 90 days	147,330	142,441

Total mortgage-backed securities	348,451	421,901

Collateralized mortgage obligations
Within 30 days	25,906	10,298
After 30 to 90 days	—	12,872

Total collateralized mortgage obligations	25,906	23,170

Total	$765,251	$712,145

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

The following table presents the composition of other short-term borrowings at September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Others	$1,200	$1,200

Total other short-term borrowings	$1,200	$1,200

Note: Refer to the Corporation’s 2015 Form 10-K for rates information at December 31, 2015.

The following table presents the composition of notes payable at September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Advances with the FHLB with maturities ranging from 2016 through 2029 paying interest at monthly fixed rates ranging from 0.71% to 4.19%	$632,151	$747,072
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest monthly at a floating rates ranging from 0.22% to 0.34% over the 1 month LIBOR	34,164	—
Advances with the FHLB with maturities ranging from 2017 through 2019 paying interest quarterly at a floating rate from (0.01)% to 0.24% over the 3 month LIBOR	30,313	14,429
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $5,733 (2015 - $7,296)	444,268	442,704
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $483 (2015 - $505)	439,316	439,295
Others	18,321	19,008

Total notes payable	$1,598,533	$1,662,508

Note: Refer to the Corporation’s 2015 Form 10-K for rates information at December 31, 2015.

At September 30, 2016, the Corporation’s banking subsidiaries had credit facilities authorized with the FHLB and the Federal Reserve discount window aggregating to $3.9 billion and $1.2 billion (December 31, 2015 - $3.9 billion and $1.3 billion, respectively), which were collateralized by loans held-in-portfolio. At September 30, 2016, the Corporation used $897 million of the available credit facility with the FHLB (December 31, 2015 - $762 million), which includes $200 million used for a municipal letter of credit to secure deposits, while the borrowing capacity at the discount window remains unused.

A breakdown of borrowings by contractual maturities at September 30, 2016 is included in the table below.

	Fed funds purchased
	and assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
Year
2016	$484,812	$1,200	$23,886	$509,898
2017	280,439	—	95,939	376,378
2018	—	—	210,475	210,475
2019	—	—	597,055	597,055
2020	—	—	112,383	112,383
Later years	—	—	558,795	558,795

Total borrowings	$765,251	$1,200	$1,598,533	$2,364,984

Note 19 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at September 30, 2016 and December 31, 2015.

As of September 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$13,427	$—	$13,427	$336	$—	$—	$13,091
Reverse repurchase agreements	22,380	—	22,380	—	22,380	—	—

Total	$35,807	$—	$35,807	$336	$22,380	$—	$13,091

As of September 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$11,214	$—	$11,214	$336	$1,546	$—	$9,332
Repurchase agreements	765,251	—	765,251	—	765,251	—	—

Total	$776,465	$—	$776,465	$336	$766,797	$—	$9,332

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$16,959	$—	$16,959	$114	$—	$—	$16,845
Reverse repurchase agreements	96,338	—	96,338	—	96,338	—	—

Total	$113,297	$—	$113,297	$114	$96,338	$—	$16,845

As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$14,343	$—	$14,343	$114	$4,050	$—	$10,179
Repurchase agreements	712,145	—	712,145	—	712,145	—	—

Total	$726,488	$—	$726,488	$114	$716,195	$—	$10,179

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

Note 20 – Stockholders’ equity

During the nine months ended September 30, 2016, the Corporation declared quarterly dividends on its common stock of $0.15 per share, for a total of $ 46.7 million. The quarterly dividend declared to shareholders of record as of the close of business on September 9, 2016, which amounted to $15.6 million, was paid on October 3, 2016.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $495 million at September 30, 2016 (December 31, 2015—$495 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and nine months ended September 30, 2016 and September 30, 2015.

Note 21 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and nine months ended September 30, 2016 and 2015.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Nine months ended
		September 30,		September 30,
(In thousands)		2016	2015	2016	2015
Foreign currency translation	Beginning Balance	$(38,070)	$(34,505)	$(35,930)	$(32,832)

	Other comprehensive loss	(325)	(31)	(2,465)	(1,704)

	Net change	(325)	(31)	(2,465)	(1,704)

	Ending balance	$(38,395)	$(34,536)	$(38,395)	$(34,536)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(205,743)	$(200,215)	$(211,276)	$(205,187)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,348	3,064	10,041	9,195
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(580)	(579)	(1,740)	(1,738)

	Net change	2,768	2,485	8,301	7,457

	Ending balance	$(202,975)	$(197,730)	$(202,975)	$(197,730)

Unrealized holding (losses) gains on investments	Beginning Balance	$98,761	$15,533	$(9,560)	$8,465

	Other comprehensive (loss) income before reclassifications	(14,131)	27,435	94,023	22,548
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	—	—	167	11,959
	Amounts reclassified from accumulated other comprehensive income for gains on securities	(316)	(109)	(316)	(113)

	Net change	(14,447)	27,326	93,874	34,394

	Ending balance	$84,314	$42,859	$84,314	$42,859

Unrealized net losses on cash flow hedges	Beginning Balance	$(560)	$156	$(120)	$(318)

	Other comprehensive loss before reclassifications	(685)	(1,571)	(2,843)	(2,505)
	Amounts reclassified from accumulated other comprehensive loss	1,006	1,016	2,724	2,424

	Net change	321	(555)	(119)	(81)

	Ending balance	$(239)	$(399)	$(239)	$(399)

	Total	$(157,295)	$(189,806)	$(157,295)	$(189,806)

[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2016 and 2015.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	Consolidated Statements of Operations	2016	2015	2016	2015
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,488)	$(5,025)	$(16,461)	$(15,075)
Amortization of prior service cost	Personnel costs	950	950	2,850	2,850

	Total before tax	(4,538)	(4,075)	(13,611)	(12,225)

	Income tax benefit	1,770	1,590	5,310	4,768

	Total net of tax	$(2,768)	$(2,485)	$(8,301)	$(7,457)

Unrealized holding (losses) gains on investments
Other-than-temporary impairment	Other-than-temporary impairment losses on available-for-sale debt securities	$—	$—	$(209)	$(14,445)
Realized gains on sale of securities	Net gain on sale of investment securities	349	136	349	141

	Total before tax	349	136	140	(14,304)

	Income tax (expense) benefit	(33)	(27)	9	2,458

	Total net of tax	$316	$109	$149	$(11,846)

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,650)	$(1,664)	$(4,466)	$(3,973)

	Total before tax	(1,650)	(1,664)	(4,466)	(3,973)

	Income tax benefit	644	648	1,742	1,549

	Total net of tax	$(1,006)	$(1,016)	$(2,724)	$(2,424)

	Total reclassification adjustments, net of tax	$(3,458)	$(3,392)	$(10,876)	$(21,727)

Note 22 – Guarantees

At September 30, 2016, the Corporation recorded a liability of $0.4 million (December 31, 2015—$0.5 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2016, the Corporation serviced $ 1.7 billion (December 31, 2015 - $ 1.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2016, the Corporation repurchased approximately $ 11 million and $ 34 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2015 - $ 14 million and $ 44 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2016, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 56 million (December 31, 2015 - $ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine month periods ended September 30, 2016 and 2015.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Balance as of beginning of period	$56,931	$57,589	$58,663	$59,438
Provision for recourse liability	4,086	4,394	11,613	15,262
Net charge-offs	(4,737)	(4,927)	(13,996)	(17,644)

Balance as of end of period	$56,280	$57,056	$56,280	$57,056

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extend the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the nine months period ended September 30, 2016, BPPR did not repurchase loans under representation and warranty arrangements. Repurchases during the nine months ended September 30, 2015 were minimal. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2016 and 2015.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Balance as of beginning of period	$10,702	$6,062	$8,087	$15,959
Provision (reversal) for representation and warranties	(34)	1,409	2,767	(6,199)
Net charge-offs	(27)	(14)	(213)	(53)
Settlements paid	—	—	—	(2,250)

Balance as of end of period	$10,641	$7,457	$10,641	$7,457

In addition, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009, which amounted to $ 2 million at September 30, 2016 (December 31, 2015 - $ 4 million). E-LOAN is no longer originating and selling loans.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2016, the Corporation serviced $18.4 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2015 - $20.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2016, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $74 million, including advances on the portfolio acquired from Doral Bank (December 31, 2015 - $80 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 149 million at September 30, 2016 and December 31, 2015. In addition, at September 30, 2016 and December 31, 2015, PIHC fully and unconditionally guaranteed on a subordinated basis $ 427 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit:
Credit card lines	$4,542,246	$4,552,331
Commercial and construction lines of credit	2,813,109	2,619,092
Other consumer unused credit commitments	266,780	262,685
Commercial letters of credit	5,723	2,040
Standby letters of credit	37,097	49,670
Commitments to originate or fund mortgage loans	29,195	21,311

At September 30, 2016 and December 31, 2015, the Corporation maintained a reserve of approximately $9 million and $10 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At September 30, 2016 and December 31, 2015, the Corporation also maintained other non-credit commitments for approximately $372 thousand and $9 million, respectively, primarily for the acquisition of other investments.

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

PROMESA and the Commonwealth’s Fiscal Plan

On June 30, 2016, President Obama signed the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) into law. PROMESA established a seven-member oversight board with broad powers over the finances of the Commonwealth and its instrumentalities (the “Oversight Board”).

Among other things, PROMESA provides for: (i) a stay on litigation to enforce remedies or rights related to outstanding liabilities of the Commonwealth, its political subdivisions, including municipalities, instrumentalities and public corporations and (ii) two separate processes for the restructuring of the debt obligations of such entities. PROMESA also includes other miscellaneous provisions, including relief from certain wage and hour laws and regulations and provisions for identification and expedited permitting of critical infrastructure projects.

During the first meeting of the Oversight Board, held on September 30, 2016, the Oversight Board announced the designation of a number of entities as covered entities under PROMESA, including the Commonwealth, all of its public corporations and retirement systems, UPR, and all affiliates and subsidiaries of the foregoing. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof.

The designation of an entity as a covered entity has various implications under PROMESA. First, it means that the Governor will have to submit such entity’s annual budgets and, if the Oversight Board so requests, its fiscal plans, to the Oversight Board for its review and approval. Second, covered territorial instrumentalities may not issue debt or guarantee, exchange, modify, repurchase, redeem, or enter into similar transactions with respect to their debts without the prior approval of the Oversight Board. Third, pursuant to certain contracting guidelines approved by the Oversight Board, prior Oversight Board approval is required in connection with any transaction undertaken by a covered entity that (i) is outside the ordinary course of business or (ii) has a material financial impact. Finally, covered entities could also potentially be eligible to use the restructuring procedures provided by PROMESA. The first, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agree, that agreement can bind all other creditors in such category. The second, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board.

At September 30, 2016, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 557 million, of which approximately $ 524 million is outstanding ($669 million and $ 578 million, respectively, at December 31, 2015). Of the amount outstanding, $ 448 million consists of loans and $ 76 million are securities ($ 502 million and $ 76 million at December 31, 2015). Also, of the amount outstanding, $ 23 million represents obligations from the Government of Puerto Rico and public corporations that have a specific source of income or revenues identified for their repayment ($ 76 million at December 31, 2015). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. During the quarter ended September 30, 2016, BPPR sold its $40 million credit facility to the Puerto Rico Electric Power Authority (“PREPA”). The remaining $ 501 million outstanding represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 502 million at December 31, 2015). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these loans and securities, resulting in losses to us. The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$851	$—	$851	$851
After 5 to 10 years	3,748	—	3,748	3,748
After 10 years	16,435	—	16,435	16,435

Total Central Government	21,034	—	21,034	21,034

Government Development Bank (GDB)
Within 1 year	2	—	2	2
After 1 to 5 years	1,352	—	1,352	1,352
After 5 to 10 years	39	—	39	39

Total Government Development Bank (GDB)	1,393	—	1,393	1,393

Public Corporations:
Puerto Rico Aqueduct and Sewer Authority
Within 1 year	—	—	—	27,186
After 10 years	503	—	503	503

Total Puerto Rico Aqueduct and Sewer Authority	503	—	503	27,689

Puerto Rico Electric Power Authority
After 10 years	23	—	23	23

Total Puerto Rico Electric Power Authority	23	—	23	23

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,105	26,631	29,736	31,798
After 1 to 5 years	14,540	128,039	142,579	146,278
After 5 to 10 years	18,635	145,005	163,640	163,640
After 10 years	16,820	148,160	164,980	164,980

Total Municipalities	53,100	447,835	500,935	506,696

Total Direct Government Exposure	$76,057	$447,835	$523,892	$556,839

In addition, at September 30, 2016, the Corporation had $413 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($394 million at December 31, 2015). These included $330 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2015—$316 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Under recently enacted legislation, the Governor is authorized to impose a temporary moratorium on the financial obligations of Puerto Housing Finance Authority. Also, the Corporation had $51 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $32 million of commercial real estate notes ($50 million and $28 million at December 31, 2015, respectively).

Other contingencies

As indicated in Note 11 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 134 million at September 30, 2016 (December 31, 2015—$ 120 million). For additional information refer to Note 11.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $27.25 million as of September 30, 2016. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

PCB has been named a defendant in a putative class action complaint captioned Josefina Valle, et al. v. Popular Community Bank, filed in November 2012 in the New York State Supreme Court (New York County). Plaintiffs, PCB customers, allege among other things that PCB has engaged in unfair and deceptive acts and trade practices in connection with the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that PCB improperly disclosed its consumer overdraft policies and that the overdraft rates and fees assessed by PCB violate New York’s usury laws. Plaintiffs seek unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part PCB’s motion to dismiss. The sole surviving claim relates to PCB’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. PCB subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. In June 2015, this matter was reassigned to a new judge and on July 22, 2015, such Court denied PCB’s motion to compel arbitration and granted plaintiffs’ motion for leave to amend the complaint to replead certain claims based on item processing reordering, misstatement of balance information and failure to notify customers in advance of potential overdrafts. The Court did not, however, allow plaintiffs to replead their claim for the alleged breach of the implied covenant of good faith and fair dealing. On August 12, 2015, the Plaintiffs filed a second amended complaint. On August 24, 2015, PCB filed a Notice of Appeal as to the order granting leave to file the second amended complaint and on September 17, 2015, it filed a motion to dismiss the second amended complaint. On February 18, 2016, the Court granted in part and denied in part PCB’s pending motion to dismiss. The Court dismissed plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PCB filed an answer to second amended complaint and on April 7, 2016, it filed a notice of appeal on the partial denial of PCB’s motion to dismiss. A mediation session held on September 21, 2016 proved unsuccessful. Discovery is ongoing.

PCB has also been named a defendant in a complaint for breach of contract regarding certain alleged repurchase obligations in connection with the origination and sale of residential mortgage loans sold by E-LOAN to plaintiff. In January 2015, the court consolidated this action with the matter of In re: RFC and RESCAP Liquidating Trust Litigation, which is composed of approximately 70 other matters involving repurchase obligation claims filed by RFC, for pretrial purposes. A joint mediation hearing was held on September 21, 2016 but did not result in the settlement of this matter. The case is currently in discovery.

BPPR has been named a defendant in a putative class action complaint captioned Neysha Quiles et al. v. Banco Popular de Puerto Rico et al., filed in December 2013 in the United States District Court for the District of Puerto Rico (USDC-PR). Plaintiffs essentially allege that they and others, who have been employed by the Defendants as “bank tellers” and other similarly titled positions, have been paid only for scheduled work time, rather than time actually worked. The complaint seeks to maintain a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of all individuals formerly or currently employed by BPPR in Puerto Rico and the Virgin Islands as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years. Specifically, the complaint alleges that BPPR violated FLSA by willfully failing to pay overtime premiums. Similar claims were brought under Puerto Rico law. On January 31, 2014, the Popular defendants filed an answer to the complaint. On January 9, 2015, plaintiffs submitted a motion for conditional class certification, which BPPR opposed. On February 18, 2015, the Court entered an order whereby it granted plaintiffs’ request for conditional certification of the FLSA action. Following the Court’s order, plaintiffs sent out notices to all purported class members with instructions for opting into the class. Approximately sixty potential class members opted into the class prior to the expiration of the opt-in period. On June 25, 2015, the Court denied with prejudice plaintiffs’ motion for class certification under Rule 23 of the Federal Rules of Civil Procedure. On October 20, 2015, the parties reached an agreement in principle to resolve the referenced action for an immaterial amount, subject to their reaching an agreement on the payment of reasonable attorneys’ fees. The parties submitted briefing to the Court on this issue and on September 20, 2016, the Court dismissed plaintiffs’ request without prejudice.

BPPR and Popular Securities have also been named defendants in a putative class action complaint captioned Nora Fernandez, et al. v. UBS, et al., filed in the United States District Court for the Southern District of New York (SDNY) on May 5, 2014 on behalf of investors in 23 Puerto Rico closed-end investment companies. UBS Financial Services Incorporated of Puerto Rico, another named defendant, is the sponsor and co-sponsor of all 23 funds, while BPPR was co-sponsor, together with UBS, of nine (9) of those funds. Plaintiffs allege breach of fiduciary duty and breach of contract against Popular Securities, aiding and abetting breach of fiduciary duty against BPPR, and similar claims against the UBS entities. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the USDC-PR and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contain a choice of forum clause, with New York as the selected forum. The Popular defendants joined the opposition and motion filed by UBS. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. On May 8, 2015, plaintiffs filed an amended complaint in the SDNY containing virtually identical allegations with respect to Popular Securities and BPPR. Defendants filed motions to dismiss the amended complaint on June 18, 2015. Oral arguments were held on the motions to dismiss in front of Judge Stein of the SDNY on October 14, 2016. Those motions are pending the Court’s determination.

Other Matters

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 63 arbitration proceedings with aggregate claimed damages of approximately $165 million, including one arbitration with claimed damages of $78 million in which one other Puerto Rico broker-dealer is a co-defendant. It is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. The Government’s defaults on its debt, its intention to pursue a comprehensive debt restructuring, including specifically its decisions to declare a moratorium on certain principal payments on bonds including those issued by Government Development Bank for Puerto Rico (the “GDB”), may increase the number of customer complaints (and claimed damages) against Popular Securities concerning Puerto Rico bonds, including bonds issued by GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material adverse effect on Popular.

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

Other Significant Proceedings

As described under “Note 11 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC, as receiver, with respect to the covered loans and other real estate owned (“OREO”) that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the covered commercial and OREO described below provides for loss sharing by the FDIC through the quarter ending June 30, 2015 and for reimbursement to the FDIC for recoveries through the quarter ending June 30, 2018.

On November 25, 2014, the FDIC notified BPPR that it (a) would not reimburse BPPR under the commercial loss share agreement for a $66.6 million loss claim on eight related real estate loans that BPPR restructured and consolidated (collectively, the “Disputed Asset”), and (b) would no longer treat the Disputed Asset as a “Shared-Loss Asset” under the commercial loss share agreement. The FDIC alleged that BPPR’s restructure and modification of the underlying loans did not constitute a “Permitted Amendment” under the commercial loss share agreement, thereby causing the bank to breach Article III of the commercial loss share agreement. BPPR disagreed with the FDIC’s determinations relating to the Disputed Asset, and accordingly, on December 19, 2014, delivered to the FDIC a notice of dispute under the commercial loss share agreement.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On March 19, 2015, BPPR filed a statement of claim with the American Arbitration Association requesting that a review board determine BPPR and the FDIC’s disputes concerning the Disputed Asset. The statement of claim requested a declaration that the Disputed Asset is a “Shared-Loss Asset” under the commercial loss share agreement, a declaration that the restructuring is a “Permitted Amendment” under the commercial loss share agreement, and an order that the FDIC reimburse the bank for approximately $53.3 million for the Charge-Off of the Disputed Asset, plus interest at the applicable rate. On April 1, 2015, the FDIC notified BPPR that it was clawing back approximately $1.7 million in reimbursable expenses relating to the Disputed Asset that the FDIC had previously paid to BPPR. Thus, on April 13, 2015, BPPR notified the American Arbitration Association and the FDIC of an increase in the amount of its damages by approximately $1.7 million. The review board in the arbitration concerning the Disputed Asset was comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing was held in August 2016.

On October 3, 2016, the review board in the arbitration described above issued a final award denying BPPR’s request for reimbursement on the Disputed Asset. As a result, for the quarter ended September 30, 2016, the Corporation recognized a pre-tax charge of approximately $55 million and a corresponding reduction to its FDIC indemnification asset.

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

In connection with the arbitration concerning the proposed portfolio sales, BPPR is seeking damages in the amount of $88.5 million plus interest. The FDIC has filed a counterclaim for recoveries allegedly lost on six loans included in the third proposed sale and on the loans and related assets included in the subsequent sales. The review board in the arbitration concerning the proposed portfolio sales is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing is scheduled to be held in November 2016, and the Corporation expects that a final award will be issued on BPPR’s claims before the end of 2016. The FDIC’s counterclaim will be adjudicated by the review board after it issues an award on the other issues in the portfolio sales arbitration.

On November 12, 2015, the FDIC notified BPPR that it (a) would deny certain claims included in BPPR’s Second Quarter 2015 Quarterly Certificate and (b) withhold payment of approximately $5.5 million attributed to the $6.9 million in losses claimed under the denied claims. In support of its denial, the FDIC alleged that BPPR did not comply with its obligation under the commercial loss share agreement, including compliance with certain provisions of GAAP, acting in accordance with prudent banking practices, managing Shared-Loss Assets in the same manner as BPPR’s non-Shared-Loss Assets, and using best efforts to maximize collections on the Shared-Loss Assets. BPPR disagrees with the FDIC’s allegations relating to the denied claims included in BPPR’s Second Quarter 2015 Quarterly Certificate, and accordingly, on January 27, 2016 delivered to the FDIC a notice of dispute under the commercial loss share agreement. On May 20, 2016, BPPR filed a demand for arbitration with the American Arbitration Association requesting that a review board resolve the disputes arising from BPPR’s filing of the Second Quarter 2015 Quarterly Certificate and award BPPR damages in the amount of $4.9 million. On June 29, 2016, the FDIC filed its answering statement and counterclaim, seeking a declaration that the FDIC properly denied a portion of the bank’s shared-loss claim for one of the subject assets. The review board in the arbitration concerning the Second Quarter 2015 Quarterly Certificate is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator to be selected by agreement of those arbitrators. The arbitration hearing has not yet been scheduled.

The commercial shared-loss arrangement described above expired on June 30, 2015, when the three year recovery period commenced. As of September 30, 2016, BPPR had unreimbursed loss claims related to this arrangement amounting to approximately $87 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which are subject to the arbitration proceedings described above. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing items, which could require us to make a material adjustment to the value of our loss share asset and the related true-up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020). As of September 30, 2016, the carrying value of covered loans approximated $588 million, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 26 to the consolidated financial statements for additional information on the debt securities outstanding at September 30, 2016 and December 31, 2015, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Assets
Servicing assets:
Mortgage servicing rights	$154,740	$163,224

Total servicing assets	$154,740	$163,224

Other assets:
Servicing advances	$23,689	$24,431

Total other assets	$23,689	$24,431

Total assets	$178,429	$187,655

Maximum exposure to loss	$178,429	$187,655

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $12.5 billion at September 30, 2016 (December 31, 2015 - $12.8 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2016 and December 31, 2015, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

In September of 2011, BPPR sold construction and commercial real estate loans to a newly created joint venture, PRLP 2011 Holdings, LLC. In March of 2013, BPPR completed a sale of commercial and construction loans, and commercial and single family real estate owned to a newly created joint venture, PR Asset Portfolio 2013-1 International, LLC.

These joint ventures were created for the limited purpose of acquiring the loans from BPPR; servicing the loans through a third-party servicer; ultimately working out, resolving and/or foreclosing the loans; and indirectly owning, operating, constructing, developing, leasing and selling any real properties acquired by the joint ventures through deed in lieu of foreclosure, foreclosure, or by resolution of any loan.

BPPR provided financing to PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC for the acquisition of the assets in an amount equal to the acquisition loan of $86 million and $182 million, respectively. The acquisition loans have a 5-year maturity and bear a variable interest at 30-day LIBOR plus 300 basis points and are secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided these joint ventures with a non-revolving advance facility (the “advance facility”) of $69 million and $35 million, respectively, to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $20 million and $30 million, respectively, to fund certain operating expenses of the joint venture. As part of these transactions, BPPR received $ 48 million and $92 million, respectively, in cash and a 24.9% equity interest in each joint venture. The Corporation is not required to provide any other financial support to these joint ventures.

BPPR accounted for both transactions as a true sale pursuant to ASC Subtopic 860-10.

The Corporation has determined that PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC are VIEs but it is not the primary beneficiary. All decisions are made by Caribbean Property Group (“CPG”) (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint ventures any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint ventures.

The Corporation holds variable interests in these VIEs in the form of the 24.9% equity interests and the financing provided to these joint ventures. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013- International, LLC, and their maximum exposure to loss at September 30, 2016 and December 31, 2015.

PRLP 2011 Holdings, LLC

(In thousands)	September 30, 2016	December 31, 2015
Assets
Loans held-in-portfolio:
Advances under the working capital line	$—	$579
Advances under the advance facility	—	401

Total loans held-in-portfolio	$—	$980

Accrued interest receivable	$—	$10
Other assets:
Investment in PRLP 2011 Holdings LLC	$9,586	$13,069

Total assets	$9,586	$14,059

Deposits	$(3,603)	$(18,808)

Total liabilities	$(3,603)	$(18,808)

Total net assets (liabilities)	$5,983	$(4,749)

Maximum exposure to loss	$5,983	$—

PR Asset Portfolio 2013-1 International, LLC

(In thousands)	September 30, 2016	December 31, 2015
Assets
Loans held-in-portfolio:
Acquisition loan	$—	$35,121
Advances under the working capital line	762	885
Advances under the advance facility	11,393	22,296

Total loans held-in-portfolio	$12,155	$58,302

Accrued interest receivable	$48	$169
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$24,184	$25,094

Total assets	$36,387	$83,565

Deposits	$(8,380)	$(11,772)

Total liabilities	$(8,380)	$(11,772)

Total net assets	$28,007	$71,793

Maximum exposure to loss	$28,007	$71,793

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2016 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2016.

Note 25 – Related party transactions

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2016, the Corporation’s stake in EVERTEC was 15.91%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

On May 26, 2016, EVERTEC, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2015, which included restated audited results for the years ended December 31, 2014 and 2013, correcting certain errors involved with the accounting for tax positions taken by EVERTEC in the 2010 tax year and other miscellaneous accounting adjustments. The Corporation’s proportionate share of the cumulative impact of the EVERTEC restatement and other corrective adjustments to its financial statements was approximately $2.2 million and is reflected as part of other non-interest income.

The Corporation received $ 3.5 million in dividend distributions during the nine months ended September 30, 2016 from its investments in EVERTEC’s holding company (September 30, 2015 - $ 3.5 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	September 30, 2016	December 31, 2015
Equity investment in EVERTEC	$37,357	$33,590

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2016 and December 31, 2015. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2016	December 31, 2015
Accounts receivable (Other assets)	$5,901	$3,148
Deposits	(21,231)	(23,973)
Accounts payable (Other liabilities)	(18,330)	(16,192)

Net total	$(33,660)	$(37,017)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2016 and 2015.

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016
Share of income from the investment in EVERTEC	$3,198	$9,397
Share of other changes in EVERTEC’s stockholders’ equity	426	(899)

Share of EVERTEC’s changes in equity recognized in income	$3,624	$8,498

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015
Share of income from the investment in EVERTEC	$2,162	$8,077
Share of other changes in EVERTEC’s stockholders’ equity	600	1,165

Share of EVERTEC’s changes in equity recognized in income	$2,762	$9,242

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2016 and 2015. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016	Category
Interest expense on deposits	$(15)	$(51)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,533	21,948	Other service fees
Rental income charged to EVERTEC	1,760	5,232	Net occupancy
Processing fees on services provided by EVERTEC	(44,923)	(131,701)	Professional fees
Other services provided to EVERTEC	269	783	Other operating expenses

Total	$(35,376)	$(103,789)

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Category
Interest expense on deposits	$(15)	$(41)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,961	20,614	Other service fees
Rental income charged to EVERTEC	1,719	5,166	Net occupancy
Processing fees on services provided by EVERTEC	(41,147)	(122,597)	Professional fees
Other services provided to EVERTEC	144	852	Other operating expenses

Total	$(32,338)	$(96,006)

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

(In thousands)	September 30, 2016	December 31, 2015
Equity investment in PRLP 2011 Holdings, LLC	$9,586	$13,069

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Loans	$—	$980
Accrued interest receivable	—	10
Deposits (non-interest bearing)	(3,603)	(18,808)

Net total	$(3,603)	$(17,818)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters and nine months ended September 30, 2016 and 2015.

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016
Share of income (loss) from the equity investment in PRLP 2011 Holdings, LLC	$511	$(83)

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(633)	$(2,463)

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2016 and 2015.

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$—	$11	Interest income

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$48	$161	Interest income

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

(In thousands)	September 30, 2016	December 31, 2015
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$24,184	$25,094

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Loans	$12,155	$58,302
Accrued interest receivable	48	169
Deposits	(8,380)	(11,772)

Net total	$3,823	$46,699

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarters and nine months ended September 30, 2016 and 2015.

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(587)	$(910)

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(1,177)	$(5,645)

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2016 and 2015.

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$189	$923	Interest income
Interest expense on deposits	(1)	(3)	Interest expense

Total	$188	$920

(In thousands)	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$659	$2,272	Interest income
Interest expense on deposits	(1)	(2)	Interest expense

Total	$658	$2,270

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

At September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$1,619,416	$—	$1,619,416
Obligations of U.S. Government sponsored entities	—	698,309	—	698,309
Obligations of Puerto Rico, States and political subdivisions	—	26,976	—	26,976
Collateralized mortgage obligations - federal agencies	—	1,339,251	—	1,339,251
Mortgage-backed securities	—	3,931,332	1,397	3,932,729
Equity securities	—	2,205	—	2,205
Other	—	9,770	—	9,770

Total investment securities available-for-sale	$—	$7,627,259	$1,397	$7,628,656

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$4,523	$—	$4,523
Collateralized mortgage obligations	—	—	1,371	1,371
Mortgage-backed securities - federal agencies	—	47,154	5,250	52,404
Other	—	13,663	623	14,286

Total trading account securities	$—	$65,340	$7,244	$72,584

Mortgage servicing rights	$—	$—	$200,354	$200,354
Derivatives	—	13,427	—	13,427

Total assets measured at fair value on a recurring basis	$—	$7,706,026	$208,995	$7,915,021

Liabilities
Derivatives	$—	$(11,214)	$—	$(11,214)
Contingent consideration	—	—	(135,122)	(135,122)

Total liabilities measured at fair value on a recurring basis	$—	$(11,214)	$(135,122)	$(146,336)

At December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$1,183,328	$—	$1,183,328
Obligations of U.S. Government sponsored entities	—	939,641	—	939,641
Obligations of Puerto Rico, States and political subdivisions	—	22,359	—	22,359
Collateralized mortgage obligations - federal agencies	—	1,560,837	—	1,560,837
Mortgage-backed securities	—	2,342,762	1,434	2,344,196
Equity securities	276	2,122	—	2,398
Other	—	10,233	—	10,233

Total investment securities available-for-sale	$276	$6,061,282	$1,434	$6,062,992

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$4,590	$—	$4,590
Collateralized mortgage obligations	—	223	1,831	2,054
Mortgage-backed securities - federal agencies	—	44,701	6,454	51,155
Other	—	13,173	687	13,860

Total trading account securities	$—	$62,687	$8,972	$71,659

Mortgage servicing rights	$—	$—	$211,405	$211,405
Derivatives	—	16,959	—	16,959

Total assets measured at fair value on a recurring basis	$276	$6,140,928	$221,811	$6,363,015

Liabilities
Derivatives	$—	$(14,343)	$—	$(14,343)
Contingent consideration	—	—	(120,380)	(120,380)

Total liabilities measured at fair value on a recurring basis	$—	$(14,343)	$(120,380)	$(134,723)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the nine months ended September 30, 2016 and 2015 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Nine months ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$61,309	$61,309	$(31,097)
Other real estate owned[2]	—	—	39,996	39,996	(8,482)
Other foreclosed assets[2]	—	—	46	46	(2)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$101,351	$101,351	$(39,581)

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2016 and 2015.

Quarter ended September 30, 2016
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at June 30, 2016	$1,398	$1,399	$5,364	$640	$203,577	$212,378	$(128,511)	$(128,511)
Gains (losses) included in earnings	—	10	(32)	(17)	(6,062)	(6,101)	(6,611)	(6,611)
Gains (losses) included in OCI	(1)	—	—	—	—	(1)	—	—
Additions	—	5	128	—	2,854	2,987	—	—
Sales	—	—	(110)	—	—	(110)	—	—
Settlements	—	(43)	(100)	—	(15)	(158)	—	—

Balance at September 30, 2016	$1,397	$1,371	$5,250	$623	$200,354	$208,995	$(135,122)	$(135,122)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2016	$—	$10	$(29)	$8	$(1,082)	$(1,093)	$(6,611)	$(6,611)

Nine months ended September 30, 2016
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2016	$1,434	$1,831	$6,454	$687	$211,405	$221,811	$(120,380)	$(120,380)
Gains (losses) included in earnings	(2)	(3)	85	(64)	(18,879)	(18,863)	(14,742)	(14,742)
Gains (losses) included in OCI	15	—	—	—	—	15	—	—
Additions	—	214	1,076	—	7,843	9,133	—	—
Sales	—	(308)	(1,826)	—	—	(2,134)	—	—
Settlements	(50)	(363)	(539)	—	(15)	(967)	—	—

Balance at September 30, 2016	$1,397	$1,371	$5,250	$623	$200,354	$208,995	$(135,122)	$(135,122)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2016	$—	$4	$74	$29	$(4,315)	$(4,208)	$(14,742)	$(14,742)

Quarter ended September 30, 2015
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at June 30, 2015	$1,445	$1,192	$6,046	$1,619	$206,357	$216,659	$(124,837)	$(124,837)
Gains (losses) included in earnings	(1)	3	(12)	42	(4,408)	(4,376)	(1,058)	(1,058)
Gains (losses) included in OCI	5	—	—	—	—	5	—	—
Additions	—	294	134	—	8,902	9,330	—	—
Settlements	—	(49)	(197)	—	—	(246)	—	—

Balance at September 30, 2015	$1,449	$1,440	$5,971	$1,661	$210,851	$221,372	$(125,895)	$(125,895)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2015	$—	$4	$(4)	$58	$(112)	$(54)	$(1,058)	$(1,058)

Nine months ended September 30, 2015
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2015	$1,325	$1,375	$6,229	$1,563	$148,694	$159,186	$(133,634)	$(133,634)
Gains (losses) included in earnings	(1)	(1)	2	98	(11,254)	(11,156)	6,777	6,777
Gains (losses) included in OCI	7	—	—	—	—	7	—	—
Additions	118	332	392	—	73,411	74,253	—	—
Sales	—	(44)	(80)	—	—	(124)	—	—
Settlements	—	(222)	(572)	—	—	(794)	—	—
Adjustments	—	—	—	—	—	—	962	962

Balance at September 30, 2015	$1,449	$1,440	$5,971	$1,661	$210,851	$221,372	$(125,895)	$(125,895)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2015	$—	$2	$20	$200	$1,774	$1,996	$6,777	$6,777

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and nine months ended September 30, 2016 and 2015.

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2016 and 2015 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2016		Nine months ended September 30, 2016
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$—	$—	$(2)	$—
FDIC loss share (expense) income	(6,611)	(6,611)	(14,742)	(14,742)
Mortgage banking activities	(6,062)	(1,082)	(18,879)	(4,315)
Trading account (loss) profit	(39)	(11)	18	107

Total	$(12,712)	$(7,704)	$(33,605)	$(18,950)

	Quarter ended September 30, 2015		Nine months ended September 30, 2015
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(1)	$—
FDIC loss share (expense) income	(1,058)	(1,058)	6,777	6,777
Mortgage banking activities	(4,408)	(112)	(11,254)	1,774
Trading account (loss) profit	33	58	99	222

Total	$(5,434)	$(1,112)	$(4,379)	$8,773

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at September 30, 2016		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,371		Discounted cash flow model	Weighted average life Yield Prepayment speed	3.0 years (0.3 - 4.4 years 3.4% (0.7% - 4.2% 20.6% (18.0% - 26.9%	) ) )
Other - trading	$623		Discounted cash flow model	Weighted average life Yield Prepayment speed	5.4 years 12.3% 10.8%
Mortgage servicing rights	$200,354		Discounted cash flow model	Prepayment speed Weighted average life Discount rate	5.7% (0.2% - 13.8% 6.9 years (0.1 - 15.7 years 11.2% (9.5% - 15.0%	) ) )
Contingent consideration	$(134,487)		Discounted cash flow model	Credit loss rate on covered loans Risk premium component of discount rate	3.6% (0.0% - 100.0% 4.7%	)
Loans held-in-portfolio	$61,257	[1]	External appraisal	Haircut applied on external appraisals	40.0% (39.5% - 40.0%	)
Other real estate owned	$39,424	[2]	External appraisal	Haircut applied on external appraisals	18.6% (10.0% - 40.0%	)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2016 and December 31, 2015, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed from those disclosed in the 2015 Form 10-K.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	September 30, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$350,545	$350,545	$—	$—	$350,545
Money market investments	3,963,495	3,929,352	34,143	—	3,963,495
Trading account securities, excluding derivatives[1]	72,584	—	65,340	7,244	72,584
Investment securities available-for-sale[1]	7,628,656	—	7,627,259	1,397	7,628,656
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$95,895	$—	$—	$77,366	$77,366
Collateralized mortgage obligation-federal agency	78	—	—	83	83
Other	2,000	—	1,746	215	1,961

Total investment securities held-to-maturity	$97,973	$—	$1,746	$77,664	$79,410

Other investment securities:
FHLB stock	$59,111	$—	$59,111	$—	$59,111
FRB stock	94,559	—	94,559	—	94,559
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,923	—	—	5,209	5,209

Total other investment securities	$168,791	$—	$166,868	$5,209	$172,077

Loans held-for-sale	$72,076	$—	$530	$73,726	$74,256
Loans not covered under loss sharing agreement with the FDIC	22,070,379	—	—	20,416,444	20,416,444
Loans covered under loss sharing agreements with the FDIC	557,949	—	—	553,431	553,431
FDIC loss share asset	152,467	—	—	144,674	144,674
Mortgage servicing rights	200,354	—	—	200,354	200,354
Derivatives	13,427	—	13,427	—	13,427

	September 30, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$22,425,039	$—	$22,425,039	$—	$22,425,039
Time deposits	7,902,006	—	7,891,718	—	7,891,718

Total deposits	$30,327,045	$—	$30,316,757	$—	$30,316,757

Federal funds purchased and assets sold under agreements to repurchase	$765,251	$—	$764,738	$—	$764,738
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$696,628	$—	$707,420	$—	$707,420
Unsecured senior debt securities	444,268	—	464,589	—	464,589
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,316	—	401,796	—	401,796
Others	18,321	—	—	18,321	18,321

Total notes payable	$1,598,533	$—	$1,573,805	$18,321	$1,592,126

Derivatives	$11,214	$—	$11,214	$—	$11,214

Contingent consideration	$135,122	$—	$—	$135,122	$135,122

[1] Refer to Note 26 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2] Refer to Note 18 to the consolidated financial statements for the composition of other short-term borrowings.

	December 31, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$363,674	$363,674	$—	$—	$363,674
Money market investments	2,180,092	2,083,839	96,253	—	2,180,092
Trading account securities, excluding derivatives[1]	71,659	—	62,687	8,972	71,659
Investment securities available-for-sale[1]	6,062,992	276	6,061,282	1,434	6,062,992
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$98,817	$—	$—	$80,815	$80,815
Collateralized mortgage obligation-federal agency	86	—	—	91	91
Other	2,000	—	1,740	243	1,983

Total investment securities held-to-maturity	$100,903	$—	$1,740	$81,149	$82,889

Other investment securities:
FHLB stock	$59,387	$—	$59,387	$—	$59,387
FRB stock	97,740	—	97,740	—	97,740
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,923	—	—	4,966	4,966

Total other investment securities	$172,248	$—	$170,325	$4,966	$175,291

Loans held-for-sale	$137,000	$—	$1,364	$138,031	$139,395
Loans not covered under loss sharing agreement with the FDIC	21,843,180	—	—	20,849,150	20,849,150
Loans covered under loss sharing agreements with the FDIC	611,939	—	—	593,002	593,002
FDIC loss share asset	310,221	—	—	313,224	313,224
Mortgage servicing rights	211,405	—	—	211,405	211,405
Derivatives	16,959	—	16,959	—	16,959

	December 31, 2015
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$19,044,355	$—	$19,044,355	$—	$19,044,355
Time deposits	8,165,368	—	8,134,029	—	8,134,029

Total deposits	$27,209,723	$—	$27,178,384	$—	$27,178,384

Federal funds purchased and assets sold under agreements to repurchase	$762,145	$—	$764,599	$—	$764,599
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$761,501	$—	$780,411	$—	$780,411
Unsecured senior debt	442,704	—	435,186	—	435,186
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,295	—	352,673	—	352,673
Others	19,008	—	—	19,008	19,008

Total notes payable	$1,662,508	$—	$1,568,270	$19,008	$1,587,278

Derivatives	$14,343	$—	$14,343	$—	$14,343

Contingent consideration	$120,380	$—	$—	$120,380	$120,380

[1]	Refer to Note 26 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at September 30, 2016 and December 31, 2015 is $7.6 billion and $7.4 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at September 30, 2016 and December 31, 2015 is $ 43 million and $ 52 million, respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 28 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2016 and 2015:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2016	2015	2016	2015
Net income from continuing operations	$46,810	$85,649	$220,796	$756,571
Net income from discontinued operations	—	(9)	—	1,347
Preferred stock dividends	(930)	(931)	(2,792)	(2,792)

Net income applicable to common stock	$45,880	$84,709	$218,004	$755,126

Average common shares outstanding	103,296,443	102,969,214	103,243,851	102,923,018
Average potential dilutive common shares	168,942	181,268	140,098	214,744

Average common shares outstanding - assuming dilution	103,465,385	103,150,482	103,383,949	103,137,762

Basic EPS from continuing operations	$0.44	$0.82	$2.11	$7.33

Basic EPS from discontinued operations	$—	$—	$—	$0.01

Total Basic EPS	$0.44	$0.82	$2.11	$7.34

Diluted EPS from continuing operations	$0.44	$0.82	$2.11	$7.31

Diluted EPS from discontinued operations	$—	$—	$—	$0.01

Total Diluted EPS	$0.44	$0.82	$2.11	$7.32

For the quarter and nine months ended September 30, 2016 the Corporation calculated the impact of potential dilutive common shares under the treasury method, consistent with the method used for the preparation of the financial statements for the year ended December, 31 2015. For a discussion of the calculation under the treasury stock method, refer to Note 37 of the consolidated financial statements included in the 2015 Form 10-K.

For the quarters and nine months ended September 30, 2016 and 2015, there were no stock options outstanding.

Note 29 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Debit card fees	$11,483	$11,288	$34,153	$34,408
Insurance fees	15,943	14,517	42,678	40,163
Credit card fees	17,644	16,879	52,202	50,639
Sale and administration of investment products	5,542	5,737	15,798	18,269
Trust fees	4,968	4,403	14,029	13,919
Other fees	3,589	3,291	10,636	11,764

Total other services fees	$59,169	$56,115	$169,496	$169,162

Note 30 – FDIC loss share (expense) income

The caption of FDIC loss-share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Amortization of loss-share indemnification asset	$(1,259)	$(3,931)	$(9,337)	$(62,312)
80% mirror accounting on credit impairment losses (reversal)[1]	659	(183)	(959)	15,710
80% mirror accounting on reimbursable expenses	853	6,276	7,038	70,551
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(522)	—	(5,123)	(7,822)
Change in true-up payment obligation	(6,611)	(1,058)	(14,742)	6,778
Arbitration award expense[2]	(54,924)	—	(54,924)	—
Other	81	103	602	1,516

Total FDIC loss-share (expense) income	$(61,723)	$1,207	$(77,445)	$24,421

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.
[2]	Refer to Note 23, Commitments and Contingencies, for additional information on the FDIC arbitration award.

Note 31 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$6,291	$7,403	$348	$407
Expected return on plan assets	(9,623)	(11,056)	(538)	(589)
Amortization of net loss	4,881	4,465	332	311

Total net periodic pension cost (benefit)	$1,549	$812	$142	$129

	Pension Plans		Benefit Restoration Plans
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Interest Cost	$18,873	$22,209	$1,044	$1,222
Expected return on plan assets	(28,869)	(33,168)	(1,614)	(1,768)
Amortization of net loss	14,640	13,395	996	933

Total net periodic pension cost (benefit)	$4,644	$2,436	$426	$387

During the quarter ended September 30, 2016 the Corporation made a contribution to the pension and benefit restoration plans of $60 million. The total contributions expected to be paid during the year 2016 for the pension and benefit restoration plans amount to approximately $60.2 million.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$289	$367	$867	$1,103
Interest cost	1,505	1,589	4,515	4,767
Amortization of prior service cost	(950)	(950)	(2,850)	(2,850)
Amortization of net loss	275	249	825	747

Total net periodic postretirement benefit cost	$1,119	$1,255	$3,357	$3,767

Contributions made to the postretirement benefit plan for the quarter ended September 30, 2016 amounted to approximately $1.6 million. The total contributions expected to be paid during the year 2016 for the postretirement benefit plan amount to approximately $6.4 million.

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

As of September 30, 2016 there were no stock options outstanding. During the first quarter of 2015, all stock options outstanding which amounted to 44,797 with a weighted average exercise price of $ 272 expired.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	628,009	$27.13
Granted	323,814	33.37
Vested	(430,646)	30.45
Forfeited	(25,446)	28.65

Non-vested at December 31, 2015	495,731	$28.25
Granted	344,488	25.86
Quantity adjusted by TSR factor	51,340	26.13
Vested	(429,984)	27.39
Forfeited	(1,991)	31.50

Non-vested at September 30, 2016	459,584	$27.01

During the quarter ended September 30, 2016 and 2015 no shares of restricted stock were awarded to management under the Incentive Plan. For the nine-month period ended September 30, 2016, 279,890 shares of restricted stock (September 30, 2015 – 231,830) were awarded to management under the Incentive Plan, from which no shares were awarded to management consistent with the requirements of the TARP Interim Final Rule.

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. During the quarter ended September 30, 2016 and 2015 no performance shares were granted. For the nine-month period ended September 30, 2016, 64,598 (September 30, 2015—91,984) performance shares were granted under this plan.

During the quarter ended September 30, 2016, the Corporation recognized $ 1.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.2 million (September 30, 2015 - $ 1.9 million, with a tax benefit of $ 0.3 million). For the nine-month period ended September 30, 2016, the Corporation recognized $ 6.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 1.2 million (September 30, 2015 - $ 9.4 million, with a tax benefit of $ 1.4 million). For the nine-month period ended September 30, 2016, the fair market value of the restricted stock vested was $6.8 million at grant date and $6.5 million at vesting date. This triggers a shortfall of $0.1 million of which $30 thousand was recorded as a windfall pool in additional paid in capital. No windfall pool was recorded for the remaining $87 thousand due to the valuation allowance of the deferred tax asset at the Holding Company. During the quarter ended September 30, 2016 the Corporation recognized $0.1 million of performance shares expense, with a tax benefit of $11 thousand (September 30, 2015 - $95 thousand, with a tax benefit of $6 thousand). For the nine-month period ended September 30, 2016, the Corporation recognized $1.3 million of performance shares expense, with a tax benefit of $0.1 million (September 30, 2015 - $2.1 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2016 was $ 8.5 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	22,119	32.29
Vested	(22,119)	32.29
Forfeited	—	—

Non-vested at December 31, 2015	—	$—
Granted	40,517	29.77
Vested	(40,517)	29.77
Forfeited	—	—

Non-vested at September 30, 2016	—	$—

During the quarter ended September 30, 2016, the Corporation granted no shares of restricted stock to members of the Board of Directors of Popular, Inc. (September 30, 2015 – 1,994). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $31 thousand (September 30, 2015—$0.1 million, with a tax benefit of $24 thousand). For the nine-month period ended September 30, 2016, the Corporation granted 40,517 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2015 – 20,023). During this period, the Corporation recognized $0.8 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $84 thousand (September 30, 2015—$0.4 million, with a tax benefit of $59 thousand). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2016 for directors was $ 1.2 million.

Note 33 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2016		September 30, 2015
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$24,434	39%	$42,225	39%
Net benefit of tax exempt interest income	(15,620)	(25)	(14,615)	(13)
Deferred tax asset valuation allowance	5,698	9	(670)	(1)
Difference in tax rates due to multiple jurisdictions	(897)	(1)	(1,129)	(1)
Effect of income subject to preferential tax rate	6,364	10	(3,610)	(3)
Unrecognized tax benefits	(4,442)	(7)	—	—
State and local taxes	1,557	2	586	—
Others	(1,255)	(2)	(167)	—

Income tax expense (benefit)	$15,839	25%	$22,620	21%

	Nine months ended
	September 30, 2016		September 30, 2015
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$117,525	39%	$108,508	39%
Net benefit of tax exempt interest income	(47,094)	(16)	(45,784)	(16)
Deferred tax asset valuation allowance	14,407	5	(537,737)	(193)
Difference in tax rates due to multiple jurisdictions	(2,874)	(1)	(1,946)	(1)
Effect of income subject to preferential tax rate	(1,772)	(1)	(5,488)	(2)
Unrecognized tax benefits	(4,442)	(1)	—	—
State and local taxes	6,642	2	3,305	1
Others	(1,842)	(1)	798	—

Income tax expense (benefit)	$80,550	26%	$(478,344)	(172)%

Income tax expense amounted to $15.8 million for the quarter ended September 30, 2016, compared with an income tax expense of $22.6 million for the same quarter of 2015. The reduction in income tax expense was primarily due to lower income before tax mainly in the Corporation’s Puerto Rico operations. Additionally, during the third quarter of 2016 a reversal of $4.4 million in the reserve for uncertain tax positions, including interests, was recognized due to the expiration of the statute of limitation in the P.R. operations.

For the nine months period ended September 30, 2016, the increase in income tax expense as compared to the same period of 2015 was mainly due to recognition during 2015 of a partial reversal of the valuation allowance on the deferred tax asset from the U.S. operations amounting to $544.9 million.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	September 30, 2016	December 31, 2015
Deferred tax assets:
Tax credits available for carryforward	$18,569	$13,651
Net operating loss and other carryforward available	1,244,901	1,262,197
Postretirement and pension benefits	88,679	116,036
Deferred loan origination fees	5,657	6,420
Allowance for loan losses	659,312	670,592
Deferred gains	5,131	5,966
Accelerated depreciation	9,345	8,335
Intercompany deferred gains	2,229	2,743
Difference in outside basis from pass-through entities	13,186	12,684
Other temporary differences	32,482	29,208

Total gross deferred tax assets	2,079,491	2,127,832

Deferred tax liabilities:
FDIC-assisted transaction	80,947	90,778
Indefinite-lived intangibles	71,375	63,573
Unrealized net gain on trading and available-for-sale securities	42,268	22,281
Other temporary differences	8,343	6,670

Total gross deferred tax liabilities	202,933	183,302

Valuation allowance	646,606	642,727

Net deferred tax asset	$1,229,952	$1,301,803

The net deferred tax asset shown in the table above at September 30, 2016 is reflected in the consolidated statements of financial condition as $1.2 billion in net deferred tax assets in the “Other assets” caption (December 31, 2015—$1.3 billion) and $1.4 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2015—$649 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

During the year ended December 31, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, amounting to $1.1 billion and comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The recent historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of September 30, 2016 the U.S. operations are not in a three year cumulative loss position, taking into account taxable income exclusive of reversing temporary differences. All of these factors lead management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as deemed necessary. At September 30, 2016 a valuation allowance is recorded on the deferred tax asset of the U.S. operation in the amount of $602 million.

At September 30, 2016, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $697 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position, taking into account taxable income exclusive of reversing temporary differences, and has sustained profitability for the three year period ended September 30, 2016.This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss taking into account taxable income exclusive of reversing temporary differences, for the three year period ended September 30, 2016. However, it has sustained losses for year ended December 31, 2015 and the period ended September 30, 2016. Management expect these losses will be a trend in future years. The losses in recent periods together with the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the Holding Company, which amounted to $45 million as of September 30, 2016.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2016	2015
Balance at January 1	$9.0	$8.0
Additions for tax positions - January through March	0.2	0.3
Additions for tax positions taken in prior years - January through March	0.2	—
Reduction as a result of settlements - January through March	—	(0.5)

Balance at March 31	$9.4	$7.8
Additions for tax positions - April through June	0.3	0.3

Balance at June 30	$9.7	$8.1
Additions for tax positions - July through September	0.3	0.6
Additions for tax positions taken in prior years - July through September	0.1	—
Reduction as a result of lapse of statute of limitations - July through September	(3.0)	—

Balance at September 30	$7.1	$8.7

At September 30, 2016, the total amount of interest recognized in the statement of financial condition approximated $2.8 million (December 31, 2015 - $3.2 million). The total interest expense recognized during the nine months ended September 30, 2016 was $1.0 million (December 31, 2015 - $57 thousand), which is net of the reversal of $1.4 million due to the expiration of the statute of limitations. Management determined that at September 30, 2016 and December 31, 2015 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $8.6 million at September 30, 2016 (December 31, 2015 - $11.2 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2016, the following years remain subject to examination in the U.S. Federal jurisdiction: 2013 and thereafter; and in the Puerto Rico jurisdiction, 2012 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.8 million.

Note 34 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2016 and September 30, 2015 are listed in the following table:

(In thousands)	September 30, 2016	September 30, 2015
Non-cash activities:
Loans transferred to other real estate	$93,412	$104,778
Loans transferred to other property	22,408	29,034

Total loans transferred to foreclosed assets	115,820	133,812
Financed sales of other real estate assets	11,861	19,469
Financed sales of other foreclosed assets	13,426	19,516

Total financed sales of foreclosed assets	25,287	38,985
Transfers from loans held-in-portfolio to loans held-for-sale	—	72,501
Transfers from loans held-for-sale to loans held-in-portfolio	5,947	9,113
Transfers from trading securities to available-for-sale securities	—	5,523
Loans securitized into investment securities[1]	594,094	825,126
Trades receivable from brokers and counterparties	80,125	125,625
Trades payable to brokers and counterparties	22,174	24,812
Recognition of mortgage servicing rights on securitizations or asset transfers	7,886	10,798

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

As previously disclosed in Note 5, Business Combination, on February 27, 2015, the Corporation’s Puerto Rico banking subsidiary, BPPR, in an alliance with co-bidders, including the Corporation’s U.S. mainland banking subsidiary, BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the FDIC as receiver. As part of this transaction, BPPR received as of June 30, 2015 net cash proceeds of approximately $ 731 million for consideration of the assets and liabilities acquired.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2016, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2016
For the quarter ended September 30, 2016
		Banco Popular	Banco Popular	Intersegment
(In thousands)		de Puerto Rico	North America	Eliminations
Net interest income		$303,656	$65,339	$(281)
Provision for loan losses		37,064	6,313	—
Non-interest income		60,453	5,381	28
Amortization of intangibles		2,931	166	—
Goodwill impairment charge		3,801	—	—
Depreciation expense		9,774	1,666	—
Other operating expenses		246,451	47,374	(639)
Income tax expense		14,479	6,037	162

Net income		$49,609	$9,164	$224

Segment assets		$30,403,259	$8,450,901	$(16,818)

For the quarter ended September 30, 2016
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$368,714	$(15,140)	$113	$353,687
Provision for loan losses	43,377	(33)	—	43,344
Non-interest income	65,862	10,468	(352)	75,978
Amortization of intangibles	3,097	—	—	3,097
Goodwill impairment charge	3,801	—	—	3,801
Depreciation expense	11,440	144	—	11,584
Other operating expenses	293,186	12,164	(160)	305,190
Income tax expense (benefit)	20,678	(4,807)	(32)	15,839

Net income (loss)	$58,997	$(12,140)	$(47)	$46,810

Segment assets	$38,837,342	$4,949,819	$(4,732,865)	$39,054,296

For the nine months ended September 30, 2016
		Banco Popular	Banco Popular	Intersegment
(In thousands)		de Puerto Rico	North America	Eliminations
Net interest income		$919,366	$193,102	$(281)
Provision for loan losses		116,987	11,699	—
Non-interest income		257,260	15,581	28
Amortization of intangibles		8,809	499	—
Goodwill impairment charge		3,801	—	—
Depreciation expense		29,885	4,343	—
Other operating expenses		705,825	133,101	(639)
Income tax expense		77,651	25,597	162

Net income		$233,668	$33,444	$224

Segment assets		$30,403,259	$8,450,901	$(16,818)

For the nine months ended September 30, 2016
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,112,187	$(45,537)	$—	$1,066,650
Provision (reversal of provision) for loan losses	128,686	(35)	—	128,651
Non-interest income	272,869	26,707	(1,465)	298,111
Amortization of intangibles	9,308	—	—	9,308
Goodwill impairment charge	3,801	—	—	3,801
Depreciation expense	34,228	497	—	34,725
Other operating expenses	838,287	50,613	(1,970)	886,930
Income tax expense (benefit)	103,410	(23,068)	208	80,550

Net income (loss)	$267,336	$(46,837)	$297	$220,796

Segment assets	$38,837,342	$4,949,819	$(4,732,865)	$39,054,296

2015
For the quarter ended September 30, 2015
		Banco Popular	Banco Popular	Intersegment
(In thousands)		de Puerto Rico	North America	Eliminations
Net interest income		$303,834	$62,415	$—
Provision for loan losses		66,011	813	—
Non-interest income		116,765	5,426	—
Amortization of intangibles		3,194	318	—
Depreciation expense		9,964	1,368	—
Other operating expenses		232,211	42,503	—
Income tax expense		27,778	1,374	—

Net income		$81,441	$21,465	$—

Segment assets		$27,968,091	$7,477,202	$(133,472)

For the quarter ended September 30, 2015
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$366,249	$(15,514)	$—	$350,735
Provision (reversal of provision) for loan losses	66,824	(146)	—	66,678
Non-interest income	122,191	8,974	(56)	131,109
Amortization of intangibles	3,512	—	—	3,512
Depreciation expense	11,332	178	—	11,510
Other operating expenses	274,714	17,841	(680)	291,875
Income tax expense (benefit)	29,152	(6,775)	243	22,620

Net income (loss)	$102,906	$(17,638)	$381	$85,649

Segment assets	$35,311,821	$4,916,194	$(4,697,221)	$35,530,794

For the nine months ended September 30, 2015
		Banco Popular	Banco Popular	Intersegment
(In thousands)		de Puerto Rico	North America	Eliminations
Net interest income		$926,531	$176,447	$—
Provision (reversal of provision) for loan losses		184,317	(1,450)	—
Non-interest income		346,030	17,262	125
Amortization of intangibles		7,756	741	—
Depreciation expense		30,175	4,731	—
Other operating expenses		739,672	145,460	—
Income tax expense (benefit)		82,539	(541,522)	—

Net income		$228,102	$585,749	$125

Segment assets		$27,968,091	$7,477,202	$(133,472)

For the nine months ended September 30, 2015
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,102,978	$(46,495)	$—	$1,056,483
Provision for loan losses	182,867	80	—	182,947
Non-interest income	363,417	25,099	(1,413)	387,103
Amortization of intangibles	8,497	—	—	8,497
Depreciation expense	34,906	553	—	35,459
Other operating expenses	885,132	55,434	(2,110)	938,456
Income tax benefit	(458,983)	(19,633)	272	(478,344)

Net income (loss)	$813,976	$(57,830)	$425	$756,571

Segment assets	$35,311,821	$4,916,194	$(4,697,221)	$35,530,794

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2016
For the quarter ended September 30, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$116,362	$186,445	$1,379	$(530)	$303,656
Provision for loan losses	13,213	23,851	—	—	37,064
Non-interest income	(24,191)	59,284	25,444	(84)	60,453
Amortization of intangibles	22	1,838	1,071	—	2,931
Goodwill impairment charge	—	—	3,801	—	3,801
Depreciation expense	4,188	5,380	206	—	9,774
Other operating expenses	60,630	165,124	20,781	(84)	246,451
Income tax expense	7,542	6,894	43	—	14,479

Net income	$6,576	$42,642	$921	$(530)	$49,609

Segment assets	$16,032,323	$17,753,118	$371,027	$(3,753,209)	$30,403,259

For the nine months ended September 30, 2016
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$355,061	$557,489	$4,674	$2,142	$919,366
Provision for loan losses	26,969	90,018	—	—	116,987
Non-interest income	16,776	168,860	71,883	(259)	257,260
Amortization of intangibles	92	5,484	3,233	—	8,809
Goodwill impairment charge	—	—	3,801	—	3,801
Depreciation expense	12,735	16,491	659	—	29,885
Other operating expenses	183,706	467,448	54,930	(259)	705,825
Income tax expense	48,939	24,410	4,302	—	77,651

Net income	$99,396	$122,498	$9,632	$2,142	$233,668

Segment assets	$16,032,323	$17,753,118	$371,027	$(3,753,209)	$30,403,259

2015
For the quarter ended September 30, 2015
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$111,605	$185,220	$2,186	$4,823	$303,834
Provision for loan losses	21,285	44,726	—	—	66,011
Non-interest income	30,997	62,367	23,501	(100)	116,765
Amortization of intangibles	7	2,056	1,131	—	3,194
Depreciation expense	3,682	6,005	277	—	9,964
Other operating expenses	55,591	158,842	17,878	(100)	232,211
Income tax expense	19,845	6,813	1,120	—	27,778

Net income	$42,192	$29,145	$5,281	$4,823	$81,441

Segment assets	$11,523,460	$16,299,451	$503,062	$(357,882)	$27,968,091

For the nine months ended September 30, 2015
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$346,189	$569,306	$6,209	$4,827	$926,531
Provision for loan losses	86,422	97,895	—	—	184,317
Non-interest income	95,584	183,362	67,379	(295)	346,030
Amortization of intangibles	13	5,740	2,003	—	7,756
Depreciation expense	12,727	16,599	849	—	30,175
Other operating expenses	224,719	463,224	52,024	(295)	739,672
Income tax expense	32,503	44,121	5,915	—	82,539

Net income	$85,389	$125,089	$12,797	$4,827	$228,102

Segment assets	$11,523,460	$16,299,451	$503,062	$(357,882)	$27,968,091

Geographic Information

	Quarter ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Puerto Rico	$333,006	$395,086	$1,097,944	$1,196,112
United States	77,816	67,418	209,999	191,363
Other	18,843	19,340	56,818	56,111

Total consolidated revenues	$429,665	$481,844	$1,364,761	$1,443,586

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	September 30, 2016	December 31, 2015
Puerto Rico
Total assets	$29,405,343	$26,764,184
Loans	16,990,595	17,477,070
Deposits	23,410,341	20,893,232
United States
Total assets	$8,738,087	$7,859,217
Loans	5,515,849	4,873,504
Deposits	5,857,025	5,288,886
Other
Total assets	$910,866	$1,138,332
Loans	749,815	778,656
Deposits [1]	1,059,679	1,027,605

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 36 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2016 and December 31, 2015, and the results of their operations and cash flows for periods ended September 30, 2016 and 2015.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2016
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$7,979	$593	$350,244	$(8,271)	$350,545
Money market investments	284,315	13,096	3,964,980	(298,896)	3,963,495
Trading account securities, at fair value	2,495	—	70,210	(121)	72,584
Investment securities available-for-sale, at fair value	—	—	7,628,656	—	7,628,656
Investment securities held-to-maturity, at amortized cost	—	—	97,973	—	97,973
Other investment securities, at lower of cost or realizable value	9,850	4,492	154,449	—	168,791
Investment in subsidiaries	5,791,238	1,843,518	—	(7,634,756)	—
Loans held-for-sale, at lower of cost or fair value	—	—	72,076	—	72,076

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,152	—	22,713,206	—	22,714,358
Loans covered under loss-sharing agreements with the FDIC	—	—	588,211	—	588,211
Less—Unearned income	—	—	118,386	—	118,386
Allowance for loan losses	1	—	555,854	—	555,855

Total loans held-in-portfolio, net	1,151	—	22,627,177	—	22,628,328

FDIC loss-share asset	—	—	152,467	—	152,467
Premises and equipment, net	3,065	—	534,910	—	537,975
Other real estate not covered under loss-sharing agreements with the FDIC	81	—	184,747	—	184,828
Other real estate covered under loss-sharing agreements with the FDIC	—	—	37,414	—	37,414
Accrued income receivable	91	35	119,611	(46)	119,691
Mortgage servicing assets, at fair value	—	—	200,354	—	200,354
Other assets	60,326	24,368	2,093,102	(13,857)	2,163,939
Goodwill	—	—	627,294	—	627,294
Other intangible assets	553	—	47,333	—	47,886

Total assets	$6,161,144	$1,886,102	$38,962,997	$(7,955,947)	$39,054,296

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,958,558	$(8,271)	$6,950,287
Interest bearing	—	—	23,675,654	(298,896)	23,376,758

Total deposits	—	—	30,634,212	(307,167)	30,327,045

Federal funds purchased and assets sold under agreements to repurchase	—	—	765,251	—	765,251
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	735,079	148,505	714,949	—	1,598,533
Other liabilities	45,577	3,431	945,500	(14,451)	980,057
Liabilities from discontinued operations	—	—	1,815	—	1,815

Total liabilities	780,656	151,936	33,062,927	(321,618)	33,673,901

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160

Common stock	1,040	2	56,307	(56,309)	1,040
Surplus	4,226,315	4,111,207	5,698,605	(9,801,285)	4,234,842
Retained earnings (accumulated deficit)	1,267,822	(2,392,906)	300,102	2,084,277	1,259,295
Treasury stock, at cost	(7,554)	—	—	(93)	(7,647)
Accumulated other comprehensive loss, net of tax	(157,295)	15,863	(154,944)	139,081	(157,295)

Total stockholders’ equity	5,380,488	1,734,166	5,900,070	(7,634,329)	5,380,395

Total liabilities and stockholders’ equity	$6,161,144	$1,886,102	$38,962,997	$(7,955,947)	$39,054,296

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2015
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$24,298	$600	$363,620	$(24,844)	$363,674
Money market investments	262,204	23,931	2,179,887	(285,930)	2,180,092
Trading account securities, at fair value	2,020	—	69,639	—	71,659
Investment securities available-for-sale, at fair value	216	—	6,062,776	—	6,062,992
Investment securities held-to-maturity, at amortized cost	—	—	100,903	—	100,903
Other investment securities, at lower of cost or realizable value	9,850	4,492	157,906	—	172,248
Investment in subsidiaries	5,539,325	1,789,512	—	(7,328,837)	—
Loans held-for-sale, at lower of cost or fair value	—	—	137,000	—	137,000

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,176	—	22,452,637	—	22,453,813
Loans covered under loss-sharing agreements with the FDIC	—	—	646,115	—	646,115
Less—Unearned income	—	—	107,698	—	107,698
Allowance for loan losses	3	—	537,108	—	537,111

Total loans held-in-portfolio, net	1,173	—	22,453,946	—	22,455,119

FDIC loss-share asset	—	—	310,221	—	310,221
Premises and equipment, net	2,823	—	499,788	—	502,611
Other real estate not covered under loss-sharing agreements with the FDIC	532	—	154,699	—	155,231
Other real estate covered under loss-sharing agreements with the FDIC	—	—	36,685	—	36,685
Accrued income receivable	85	115	124,070	(36)	124,234
Mortgage servicing assets, at fair value	—	—	211,405	—	211,405
Other assets	54,908	23,596	2,132,616	(17,958)	2,193,162
Goodwill	—	—	626,388	—	626,388
Other intangible assets	554	—	57,555	—	58,109

Total assets	$5,897,988	$1,842,246	$35,679,104	$(7,657,605)	$35,761,733

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,426,359	$(24,844)	$6,401,515
Interest bearing	—	—	21,094,138	(285,930)	20,808,208

Total deposits	—	—	27,520,497	(310,774)	27,209,723

Federal funds purchased and assets sold under agreements to repurchase	—	—	762,145	—	762,145
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	733,516	148,483	780,509	—	1,662,508
Other liabilities	59,148	6,659	971,429	(18,218)	1,019,018
Liabilities from discontinued operations	—	—	1,815	—	1,815

Total liabilities	792,664	155,142	30,037,595	(328,992)	30,656,409

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160

Common stock	1,038	2	56,307	(56,309)	1,038
Surplus	4,220,629	4,111,208	5,712,635	(9,815,316)	4,229,156
Retained earnings (accumulated deficit)	1,096,484	(2,416,251)	128,459	2,279,265	1,087,957
Treasury stock, at cost	(6,101)	—	—	—	(6,101)
Accumulated other comprehensive loss, net of tax	(256,886)	(7,855)	(255,892)	263,747	(256,886)

Total stockholders’ equity	5,105,324	1,687,104	5,641,509	(7,328,613)	5,105,324

Total liabilities and stockholders’ equity	$5,897,988	$1,842,246	$35,679,104	$(7,657,605)	$35,761,733

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$24,200	$—	$—	$(24,200)	$—
Loans	21	—	363,529	—	363,550
Money market investments	398	27	4,568	(425)	4,568
Investment securities	141	81	37,510	—	37,732
Trading account securities	—	—	1,449	—	1,449

Total interest and dividend income	24,760	108	407,056	(24,625)	407,299

Interest expense:
Deposits	—	—	32,787	(425)	32,362
Short-term borrowings	—	—	2,132	—	2,132
Long-term debt	13,118	2,692	3,308	—	19,118

Total interest expense	13,118	2,692	38,227	(425)	53,612

Net interest income (expense)	11,642	(2,584)	368,829	(24,200)	353,687
Provision (reversal) for loan losses- non-covered loans	(33)	—	42,627	—	42,594
Provision for loan losses- covered loans	—	—	750	—	750

Net interest income (expense) after provision for loan losses	11,675	(2,584)	325,452	(24,200)	310,343

Service charges on deposit accounts	—	—	40,776	—	40,776
Other service fees	—	—	59,233	(64)	59,169
Mortgage banking activities	—	—	15,272	—	15,272
Net gain on sale of investment securities	184	—	165	—	349
Trading account profit (loss)	77	—	(163)	(27)	(113)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	8,549	—	8,549
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,390)	—	(4,390)
FDIC loss-share expense	—	—	(61,723)	—	(61,723)
Other operating income	4,002	152	13,955	(20)	18,089

Total non-interest income	4,263	152	71,674	(111)	75,978

Operating expenses:
Personnel costs	11,137	—	110,087	—	121,224
Net occupancy expenses	939	—	20,687	—	21,626
Equipment expenses	776	1	15,145	—	15,922
Other taxes	46	—	11,278	—	11,324
Professional fees	2,642	31	78,658	(65)	81,266

Communications	140	—	5,645	—	5,785
Business promotion	516	—	12,210	—	12,726
FDIC deposit insurance	—	—	5,854	—	5,854
Other real estate owned (OREO) expenses	(16)	—	11,311	—	11,295
Other operating expenses	(19,795)	3	50,077	(533)	29,752
Amortization of intangibles	—	—	3,097	—	3,097
Goodwill impairment charge	—	—	3,801	—	3,801

Total operating expenses	(3,615)	35	327,850	(598)	323,672

Income (loss) before income tax and equity in earnings of subsidiaries	19,553	(2,467)	69,276	(23,713)	62,649
Income tax (benefit) expense	(2)	(864)	16,504	201	15,839

Income (loss) before equity in earnings of subsidiaries	19,555	(1,603)	52,772	(23,914)	46,810
Equity in undistributed earnings of subsidiaries	27,255	9,190	—	(36,445)	—

Net Income	$46,810	$7,587	$52,772	$(60,359)	$46,810

Comprehensive income, net of tax	$35,127	$3,426	$41,429	$(44,855)	$35,127

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$78,100	$—	$—	$(78,100)	$—
Loans	60	—	1,096,408	—	1,096,468
Money market investments	976	78	11,320	(1,054)	11,320
Investment securities	522	242	109,964	—	110,728
Trading account securities	—	—	5,013	—	5,013

Total interest and dividend income	79,658	320	1,222,705	(79,154)	1,223,529

Interest expense:
Deposits	—	—	93,889	(1,054)	92,835
Short-term borrowings	—	—	6,051	—	6,051
Long-term debt	39,353	8,077	10,563	—	57,993

Total interest expense	39,353	8,077	110,503	(1,054)	156,879

Net interest income (expense)	40,305	(7,757)	1,112,202	(78,100)	1,066,650
Provision (reversal) for loan losses- non-covered loans	(36)	—	130,238	—	130,202
Provision (reversal) for loan losses- covered loans	—	—	(1,551)	—	(1,551)

Net interest income (expense) after provision for loan losses	40,341	(7,757)	983,515	(78,100)	937,999

Service charges on deposit accounts	—	—	120,934	—	120,934
Other service fees	—	—	170,896	(1,400)	169,496
Mortgage banking activities	—	—	42,050	—	42,050
Net gain on sale of investment securities	1,767	—	165	—	1,932
Other-than-temporary impairment losses on investment securities	—	—	(209)	—	(209)
Trading account profit	136	—	733	(27)	842
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	8,245	—	8,245
Adjustments (expense) to indemnity reserves on loans sold	—	—	(14,234)	—	(14,234)
FDIC loss-share expense	—	—	(77,445)	—	(77,445)
Other operating income	9,070	(2,787)	40,255	(38)	46,500

Total non-interest income	10,973	(2,787)	291,390	(1,465)	298,111

Operating expenses:
Personnel costs	37,192	—	327,831	—	365,023
Net occupancy expenses	2,700	—	61,070	—	63,770
Equipment expenses	1,864	1	43,866	—	45,731
Other taxes	140	—	31,549	—	31,689
Professional fees	7,854	91	229,754	(349)	237,350
Communications	417	—	17,700	—	18,117
Business promotion	1,467	—	36,074	—	37,541
FDIC deposit insurance	—	—	18,586	—	18,586
Other real estate owned (OREO) expenses	52	—	33,364	—	33,416
Other operating expenses	(56,173)	46	128,181	(1,622)	70,432
Amortization of intangibles	—	—	9,308	—	9,308
Goodwill impairment charge	—	—	3,801	—	3,801

Total operating expenses	(4,487)	138	941,084	(1,971)	934,764

Income (loss) before income tax and equity in earnings of subsidiaries	55,801	(10,682)	333,821	(77,594)	301,346
Income tax expense (benefit)	1	(3,739)	84,080	208	80,550

Income (loss) before equity in earnings of subsidiaries	55,800	(6,943)	249,741	(77,802)	220,796
Equity in undistributed earnings of subsidiaries	164,996	30,289	—	(195,285)	—

Net Income	$220,796	$23,346	$249,741	$(273,087)	$220,796

Comprehensive income, net of tax	$320,387	$47,064	$350,689	(397,753)	$320,387

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2015
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$19,175	$—	$—	$(19,175)	$—
Loans	190	1	364,430	(163)	364,458
Money market investments	1	1	2,003	(2)	2,003
Investment securities	143	81	31,447	—	31,671
Trading account securities	—	—	3,150	—	3,150

Total interest and dividend income	19,509	83	401,030	(19,340)	401,282

Interest expense:
Deposits	—	—	28,359	(2)	28,357
Short-term borrowings	—	149	2,236	(163)	2,222
Long-term debt	13,118	2,695	4,155	—	19,968

Total interest expense	13,118	2,844	34,750	(165)	50,547

Net interest income (expense)	6,391	(2,761)	366,280	(19,175)	350,735
Provision (reversal) for loan losses- non-covered loans	(146)	—	69,714	—	69,568
Provision (reversal) for loan losses- covered loans	—	—	(2,890)	—	(2,890)

Net interest income (expense) after provision for loan losses	6,537	(2,761)	299,456	(19,175)	284,057

Service charges on deposit accounts	—	—	40,960	—	40,960
Other service fees	—	—	56,160	(45)	56,115
Mortgage banking activities	—	—	24,195	—	24,195
Net gain on sale of investment securities	—	—	136	—	136
Trading account loss	(116)	—	(282)	—	(398)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(5,874)	—	(5,874)
FDIC loss-share income	—	—	1,207	—	1,207
Other operating income	2,520	416	11,842	(10)	14,768

Total non-interest income	2,404	416	128,344	(55)	131,109

Operating expenses:
Personnel costs	11,287	—	109,576	—	120,863
Net occupancy expenses	894	—	20,383	—	21,277
Equipment expenses	520	—	14,219	—	14,739
Other taxes	46	—	9,905	—	9,951
Professional fees	2,789	33	74,377	(45)	77,154
Communications	137	—	5,921	—	6,058
Business promotion	464	—	11,861	—	12,325
FDIC deposit insurance	—	—	7,300	—	7,300
Other real estate owned (OREO) expenses	—	—	7,686	—	7,686
Other operating expenses	(19,896)	109	45,972	(634)	25,551
Amortization of intangibles	—	—	3,512	—	3,512
Restructuring cost	—	—	481	—	481

Total operating expenses	(3,759)	142	311,193	(679)	306,897

Income (loss) before income tax and equity in earnings of subsidiaries	12,700	(2,487)	116,607	(18,551)	108,269
Income tax expense	45	—	22,332	243	22,620

Income (loss) before equity in earnings of subsidiaries	12,655	(2,487)	94,275	(18,794)	85,649
Equity in undistributed earnings of subsidiaries	72,994	18,824	—	(91,818)	—

Income from continuing operations	85,649	16,337	94,275	(110,612)	85,649
Loss from discontinued operations, net of tax	—	—	(9)	—	(9)
Equity in undistributed losses of discontinued operations	(9)	(9)	—	18	—

Net Income	$85,640	$16,328	$94,266	$(110,594)	$85,640

Comprehensive income, net of tax	$114,865	$24,343	$123,544	$(147,887)	$114,865

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2015
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$22,175	$—	$—	$(22,175)	$—
Loans	499	3	1,094,152	(432)	1,094,222
Money market investments	5	4	5,292	(7)	5,294
Investment securities	476	242	92,551	—	93,269
Trading account securities	—	—	8,872	—	8,872

Total interest and dividend income	23,155	249	1,200,867	(22,614)	1,201,657

Interest expense:
Deposits	—	—	80,486	(7)	80,479
Short-term borrowings	—	378	5,873	(432)	5,819
Long-term debt	39,353	8,084	11,439	—	58,876

Total interest expense	39,353	8,462	97,798	(439)	145,174

Net interest (expense) income	(16,198)	(8,213)	1,103,069	(22,175)	1,056,483
Provision for loan losses- non-covered loans	81	—	159,666	—	159,747
Provision for loan losses- covered loans	—	—	23,200	—	23,200

Net interest (expense) income after provision for loan losses	(16,279)	(8,213)	920,203	(22,175)	873,536

Service charges on deposit accounts	—	—	120,115	—	120,115
Other service fees	—	—	170,535	(1,373)	169,162
Mortgage banking activities	—	—	58,372	—	58,372
Net gain on sale of investment securities	—	—	141	—	141
Other-than temporary impairment losses on investment securities	—	—	(14,445)	—	(14,445)
Trading account loss	(94)	—	(2,998)	—	(3,092)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	602	—	602
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,981)	—	(9,981)
FDIC loss-share income	—	—	24,421	—	24,421
Other operating income	8,911	111	32,826	(40)	41,808

Total non-interest income	8,817	111	379,588	(1,413)	387,103

Operating expenses:
Personnel costs	37,665	—	320,633	—	358,298
Net occupancy expenses	2,661	—	63,611	—	66,272
Equipment expenses	1,538	—	42,537	—	44,075
Other taxes	(759)	—	30,397	—	29,638
Professional fees	7,885	474	222,966	(194)	231,131
Communications	362	—	18,025	—	18,387
Business promotion	1,308	—	35,606	—	36,914
FDIC deposit insurance	—	—	22,240	—	22,240
Other real estate owned (OREO) expenses	—	—	75,571	—	75,571
Other operating expenses	(52,016)	328	127,585	(1,916)	73,981
Amortization of intangibles	—	—	8,497	—	8,497
Restructuring costs	—	—	17,408	—	17,408

Total operating expenses	(1,356)	802	985,076	(2,110)	982,412

(Loss) income before income tax and equity in earnings of subsidiaries	(6,106)	(8,904)	314,715	(21,478)	278,227
Income tax expense (benefit)	45	—	(478,661)	272	(478,344)

(Loss) income before equity in earnings of subsidiaries	(6,151)	(8,904)	793,376	(21,750)	756,571
Equity in undistributed earnings of subsidiaries	762,722	579,119	—	(1,341,841)	—

Income from continuing operations	756,571	570,215	793,376	(1,363,591)	756,571
Income from discontinued operations, net of tax	—	—	1,347	—	1,347
Equity in undistributed earnings of discontinued operations	1,347	1,347	—	(2,694)	—

Net Income	$757,918	$571,562	$794,723	$(1,366,285)	$757,918

Comprehensive income, net of tax	$797,984	$582,170	$834,738	$(1,416,908)	$797,984

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2016
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$220,796	$23,346	$249,741	$(273,087)	$220,796

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(164,996)	(30,289)	—	195,285	—
Provision (reversal) for loan losses	(36)	—	128,687	—	128,651
Goodwill impairment losses	—	—	3,801	—	3,801
Amortization of intangibles	—	—	9,308	—	9,308
Depreciation and amortization of premises and equipment	497	—	34,228	—	34,725
Net accretion of discounts and amortization of premiums and deferred fees	1,565	21	(38,339)	—	(36,753)
Other-than-temporary impairment on investment securities	—	—	209	—	209
Fair value adjustments on mortgage servicing rights	—	—	18,879	—	18,879
FDIC loss-share expense	—	—	77,445	—	77,445
Adjustments (expense) to indemnity reserves on loans sold	—	—	14,234	—	14,234
(Earnings) losses from investments under the equity method	(9,070)	2,787	(17,529)	—	(23,812)
Deferred income tax expense (benefit)	1	(3,739)	65,448	208	61,918
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(1)	—	3,604	—	3,603
Sale and valuation adjustments of investment securities	(1,767)	—	(165)	—	(1,932)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(32,982)	—	(32,982)
Sale of foreclosed assets, including write-downs	52	—	13,108	—	13,160
Acquisitions of loans held-for-sale	—	—	(223,189)	—	(223,189)
Proceeds from sale of loans held-for-sale	—	—	58,003	—	58,003
Net originations on loans held-for-sale	—	—	(365,353)	—	(365,353)
Net (increase) decrease in:
Trading securities	(475)	—	578,487	121	578,133
Accrued income receivable	(6)	80	4,459	10	4,543
Other assets	2,304	(26)	(26,170)	(4,309)	(28,201)
Net decrease in:
Interest payable	(7,875)	(2,685)	(983)	(10)	(11,553)
Pension and other postretirement benefits obligations	—	—	(56,537)	—	(56,537)
Other liabilities	(5,724)	(543)	(2,801)	3,776	(5,292)

Total adjustments	(185,531)	(34,394)	245,852	195,081	221,008

Net cash provided by (used in) operating activities	35,265	(11,048)	495,593	(78,006)	441,804

Cash flows from investing activities:
Net (increase) decrease in money market investments	(22,111)	10,835	(1,785,091)	12,965	(1,783,402)
Purchases of investment securities:
Available-for-sale	—	—	(2,408,514)	—	(2,408,514)
Other	—	—	(14,017)	—	(14,017)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	951,447	—	951,447
Held-to-maturity	—	—	4,182	—	4,182
Other	—	—	11,051	—	11,051
Proceeds from sale of investment securities:
Available for sale	278	—	1,278	—	1,556
Other	1,583	—	6,423	—	8,006
Net repayments (disbursements) on loans	25	—	(93,379)	—	(93,354)
Proceeds from sale of loans	—	—	134,114	—	134,114
Acquisition of loan portfolios	—	—	(355,507)	—	(355,507)
Net payments from FDIC under loss-sharing agreements	—	—	95,407	—	95,407
Return of capital from equity method investments	118	206	—	—	324
Return of capital from wholly-owned subsidiaries	14,000	—	—	(14,000)	—
Acquisition of premises and equipment	(794)	—	(77,503)	—	(78,297)
Proceeds from sale of:
Premises and equipment and other productive assets	56	—	5,463	—	5,519
Foreclosed assets	434	—	54,166	—	54,600

Net cash (used in) provided by investing activities	(6,411)	11,041	(3,470,480)	(1,035)	(3,466,885)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	3,116,067	3,607	3,119,674
Federal funds purchased and assets sold under agreements to repurchase	—	—	3,106	—	3,106
Other short-term borrowings	—	—	—	—	—
Payments of notes payable	—	—	(230,608)	—	(230,608)
Proceeds from issuance of notes payable	—	—	165,047	—	165,047
Proceeds from issuance of common stock	5,718	—	—	—	5,718
Dividends paid to parent company	—	—	(78,100)	78,100	—
Dividends paid	(49,438)	—	—	—	(49,438)
Net payments for repurchase of common stock	(1,453)	—	(1)	(93)	(1,547)
Return of capital to parent company	—	—	(14,000)	14,000	—

Net cash (used in) provided by financing activities	(45,173)	—	2,961,511	95,614	3,011,952

Net decrease in cash and due from banks	(16,319)	(7)	(13,376)	16,573	(13,129)
Cash and due from banks at beginning of period	24,298	600	363,620	(24,844)	363,674

Cash and due from banks at end of period	$7,979	$593	$350,244	$(8,271)	$350,545

During the nine months ended September 30, 2016 there have not been any cash flows associated with discontinued operations.

Acquisition of loan portfolios	—	—	(355,507)	—	(355,507)
Net payments from FDIC under loss-sharing agreements	—	—	95,407	—	95,407
Return of capital from equity method investments	118	206	—	—	324
Return of capital from wholly-owned subsidiaries	14,000	—	—	(14,000)	—
Acquisition of premises and equipment	(794)	—	(77,503)	—	(78,297)
Proceeds from sale of:
Premises and equipment and other productive assets	56	—	5,463	—	5,519
Foreclosed assets	434	—	54,166	—	54,600

Net cash (used in) provided by investing activities	(6,411)	11,041	(3,500,105)	(1,035)	(3,496,510)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	3,116,067	3,607	3,119,674
Federal funds purchased and assets sold under agreements to repurchase	—	—	3,106	—	3,106
Other short-term borrowings	—	—	—	—	—
Payments of notes payable	—	—	(230,608)	—	(230,608)
Proceeds from issuance of notes payable	—	—	165,047	—	165,047
Proceeds from issuance of common stock	5,718	—	—	—	5,718
Dividends paid to parent company	—	—	(78,100)	78,100	—
Dividends paid	(49,438)	—	—	—	(49,438)
Net payments for repurchase of common stock	(1,453)	—	(1)	(93)	(1,547)
Return of capital to parent company	—	—	(14,000)	14,000	—

Net cash (used in) provided by financing activities	(45,173)	—	2,961,511	95,614	3,011,952

Net decrease in cash and due from banks	(16,319)	(7)	(13,376)	16,573	(13,129)
Cash and due from banks at beginning of period	24,298	600	363,620	(24,844)	363,674

Cash and due from banks at end of period	$7,979	$593	$350,244	$(8,271)	$350,545

During the nine months ended September 30, 2016 there have not been any cash flows associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2015
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$757,918	$571,562	$794,723	$(1,366,285)	$757,918

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(764,069)	(580,466)	—	1,344,535	—
Provision for loan losses	81	—	182,866	—	182,947
Amortization of intangibles	—	—	8,497	—	8,497
Depreciation and amortization of premises and equipment	553	—	34,906	—	35,459
Net accretion of discounts and amortization of premiums and deferred fees	—	—	(58,637)	—	(58,637)
Other-than-temporary impairment on investment securities	—	—	14,445	—	14,445
Fair value adjustments on mortgage servicing rights	—	—	5,808	—	5,808
FDIC loss-share income	—	—	(24,421)	—	(24,421)
Adjustments (expense) to indemnity reserves on loans sold	—	—	9,981	—	9,981
Earnings losses from investments under the equity method	(8,911)	(111)	(8,063)	—	(17,085)
Deferred income tax benefit	—	—	(496,551)	272	(496,279)
(Gain) loss on:
Disposition of premises and equipment	(2)	—	(2,937)	—	(2,939)
Sale and valuation adjustments of investment securities	—	—	(141)	—	(141)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(24,657)	—	(24,657)
Sale of foreclosed assets, including write-downs	—	—	56,391	—	56,391
Acquisitions of loans held-for-sale	—	—	(331,860)	—	(331,860)
Proceeds from sale of loans held-for-sale	—	—	71,296	—	71,296
Net originations on loans held-for-sale	—	—	(574,942)	—	(574,942)
Net (increase) decrease in:
Trading securities	(188)	—	783,492	—	783,304
Accrued income receivable	(87)	80	11,503	86	11,582
Other assets	(10,258)	3	37,453	33,981	61,179
Net (decrease) increase in:
Interest payable	(7,875)	(2,599)	(52)	(86)	(10,612)
Pension and other postretirement benefits obligations	—	—	2,567	—	2,567
Other liabilities	(9,545)	(140)	(11,865)	(17,503)	(39,053)

Total adjustments	(800,301)	(583,233)	(314,921)	1,361,285	(337,170)

Net cash (used in) provided by operating activities	(42,383)	(11,671)	479,802	(5,000)	420,748

Cash flows from investing activities:
Net decrease (increase) in money market investments	18,611	(596)	(604,796)	596	(586,185)
Purchases of investment securities:
Available-for-sale	—	—	(1,239,962)	—	(1,239,962)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(39,391)	—	(39,391)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,152,074	—	1,152,074
Held-to-maturity	—	—	4,428	—	4,428
Other	—	—	45,497	—	45,497
Proceeds from sale of investment securities:
Available for sale	—	—	96,760	—	96,760
Other	—	—	12,928	—	12,928
Net repayments on loans	10,753	350	318,555	(10,739)	318,919
Proceeds from sale of loans	—	—	27,780	—	27,780
Acquisition of loan portfolios	—	(350)	(173,155)	—	(173,505)

Acquisition of trademark	—	—	(50)	—	(50)
Net payments from FDIC under loss-sharing agreements	—	—	245,416	—	245,416
Net cash received and acquired from business combination	—	—	731,279	—	731,279
Acquisition of servicing assets	—	—	(61,304)	—	(61,304)
Cash paid related to business acquisitions	—	—	(17,250)	—	(17,250)
Mortgage servicing rights purchased	—	—	(2,400)	—	(2,400)
Acquisition of premises and equipment	(808)	—	(40,301)	—	(41,109)
Proceeds from sale of:
Premises and equipment	6	—	10,160	—	10,166
Foreclosed assets	—	—	115,078	—	115,078

Net cash provided by (used in) investing activities	28,562	(596)	581,096	(10,143)	598,919

Cash flows from financing activities:
Net (decrease) increase in:
Deposits	—	—	(302,897)	13,453	(289,444)
Federal funds purchased and assets sold under agreements to repurchase	—	—	(185,892)	—	(185,892)
Other short-term borrowings	—	12,261	(171,215)	10,739	(148,215)
Payments of notes payable	—	—	(719,575)	—	(719,575)
Proceeds from issuance of notes payable	—	—	263,286	—	263,286
Proceeds from issuance of common stock	4,177	—	—	—	4,177
Dividends paid to parent company	—	—	(5,000)	5,000	—
Dividends paid	(2,792)	—	—	—	(2,792)
Net payments for repurchase of common stock	(1,752)	—	—	—	(1,752)

Net cash (used in) provided by financing activities	(367)	12,261	(1,121,293)	29,192	(1,080,207)

Net decrease in cash and due from banks	(14,188)	(6)	(60,395)	14,049	(60,540)
Cash and due from banks at beginning of period	20,448	608	380,890	(20,851)	381,095

Cash and due from banks at end of period	$6,260	$602	$320,495	$(6,802)	$320,555

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, including residential mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”). BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank (“PCB”), operates branches in New York, New Jersey and Southern Florida. Note 35 to the consolidated financial statements presents information about the Corporation’s business segments. As of September 30, 2016, the Corporation had a 15.91% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended September 30, 2016 the Corporation recorded $3.6 million in earnings from its investment in EVERTEC which had a carrying amount of $37.4 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended September 30, 2016 the Corporation recorded $6.1 million in earnings from its investment in BHD Leon, which had a carrying amount of $122.1 million, as of the end of the quarter.

QUARTER HIGHLIGHTS

•	As previously announced, on October 3, 2016 the review board hearing an arbitration claim submitted by BPPR issued a final arbitration award denying BPPR’s request for reimbursement of approximately $55 million in shared loss claims that were the subject of one of the disputes between BPPR and the Federal Deposit Insurance Corporation, as receiver, under the commercial loss share agreement entered into in connection with the Westernbank FDIC-assisted transaction. As a result, for the quarter ended September 30, 2016, Popular recognized a pre-tax charge of $54.9 million and a corresponding reduction to its FDIC indemnification asset.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and nine months ended September 30, 2016 and 2015.

Table 1—Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2016	December 31, 2015	Variance	September 30, 2016	September 30, 2015	Variance
Money market investments	$3,963,495	$2,180,092	$1,783,403	$2,911,043	$2,370,293	$540,750
Investment and trading securities	7,968,004	6,407,802	1,560,202	7,224,704	5,969,409	1,255,295
Loans	23,256,259	23,129,230	127,029	23,057,383	23,016,530	40,853
Earning assets	35,187,758	31,717,124	3,470,634	33,193,130	31,356,232	1,836,898
Total assets	39,054,296	35,761,733	3,292,563	37,119,732	35,055,499	2,064,233
Deposits*	30,327,045	27,209,723	3,117,322	28,534,115	26,668,741	1,865,374
Borrowings	2,364,984	2,425,853	(60,869)	2,382,051	2,864,483	(482,432)
Stockholders’ equity	5,380,395	5,105,324	275,071	5,259,959	4,579,043	680,916
Liabilities from discontinued operations	1,815	1,815	—	1,815	2,187	(372)

*	Average deposits exclude average derivatives.

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2016	2015	Variance	2016	2015	Variance
Net interest income	$353,687	$350,735	$2,952	$1,066,650	$1,056,483	$10,167
Provision for loan losses—non-covered loans	42,594	69,568	(26,974)	130,202	159,747	(29,545)
Provision (reversal) for loan losses—covered loans	750	(2,890)	3,640	(1,551)	23,200	(24,751)
Non-interest income	75,978	140,759	(64,781)	298,111	387,103	(88,992)
Operating expenses	323,672	306,897	16,775	934,764	982,412	(47,648)

Income from continuing operations before income tax	62,649	108,269	(45,620)	301,346	278,227	23,119
Income tax expense (benefit)	15,839	22,620	(6,781)	80,550	(478,344)	558,894

Income from continuing operations	$46,810	$85,649	$(38,839)	$220,796	$756,571	$(535,775)

(Loss) income from discontinued operations, net of tax	—	(9)	9	—	1,347	(1,347)

Net income	$46,810	$85,640	$(38,830)	$220,796	$757,918	$(537,122)

Net income applicable to common stock	$45,880	$84,709	$(38,829)	$218,004	$755,126	$(537,122)

Net income from continuing operations	$0.44	$0.82	$(0.38)	$2.11	$7.33	$(5.22)
Net income from discontinued operations	$—	$—	$—	$—	$0.01	$(0.01)

Net income per Common Share – Basic	$0.44	$0.82	$(0.38)	$2.11	$7.34	$(5.23)

Net income from continuing operations	$0.44	$0.82	$(0.38)	$2.11	$7.31	$(5.20)
Net income from discontinued operations	$—	$—	$—	$—	$0.01	$(0.01)

Net income per Common Share – Diluted	$0.44	$0.82	$(0.38)	$2.11	$7.32	$(5.21)

	Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information	2016	2015	2016	2015
Common Stock Data
Market price
High	$39.74	$31.49	$39.74	$35.58
Low	28.00	27.19	22.62	27.19
End	38.22	30.23	38.22	30.23
Book value per common share at period end	51.85	48.28	51.85	48.76

Profitability Ratios
Return on assets	0.49%	0.95%	0.79%	2.89%
Return on common equity	3.46	6.79	5.59	22.29
Net interest spread (taxable equivalent)—Non-GAAP	4.37	4.60	4.55	4.75
Net interest margin (taxable equivalent)—Non-GAAP	4.15	4.39	4.32	4.54

Capitalization Ratios
Average equity to average assets	13.98%	13.96%	14.17%	13.06%
Tier I capital	16.64	16.21	16.64	16.21
Total capital	19.65	18.78	19.65	18.78
Tier 1 leverage	11.21	11.75	11.21	11.75

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors Adjusted net income of the Corporation and excludes the impact of certain transactions on the results of its operations. Management believes that adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. Adjusted net income is a non-GAAP financial measure. Refer to tables 35 to 38 for a reconciliation of net income to adjusted net income for the quarter and nine months ended September 30, 2016 and September 30, 2015.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables 2 and 3 for the quarter and nine-months ended September 30, 2016 as compared with the same periods in 2015, segregated by major categories of interest earning assets and interest bearing liabilities.

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

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended September 30, 2016

•	For the quarter ended September 30, 2016, the Corporation recorded net income of $46.8 million, compared to a net income of $85.6 million for the same quarter of the previous year. The results for the third quarter of 2016, include a charge of $43.9 million, net of tax, related to the FDIC final arbitration award and a goodwill impairment charge of $3.8 million at the securities subsidiary. The adjusted net income for the third quarter of 2016 was $94.6 million, compared to an adjusted net income of $93.4 million for the third quarter of 2015. Refer to tables 35 to 36 for a detail of the adjustments to arrive at the adjusted net income.

•	Net interest income was $353.7 million, an increase of $3.0 million when compared to the same quarter of 2015. Net interest income on a taxable equivalent basis was $375.4 million, an increase of $7.4 million when compared to the same quarter of 2015. The increase is driven by higher income from money and investment securities and commercial loans in the U.S., partially offset by lower income from the Westernbank (“WB”) portfolio and higher expense from higher volumes of deposits. Net interest margin, on a taxable equivalent basis, for the third quarter of 2016 was 4.37%, compared to 4.60% for the same quarter of 2015.

•	Non-interest income decreased by $55.1 million for the quarter ended September 30, 2016, compared with the same quarter of the previous year. The decline was mainly driven by an unfavorable variance in the FDIC loss share income (expense) which included a charge of $54.9 million related to the FDIC final arbitration award. Refer to the Non-interest section of this MD&A for additional information.

•	The total provision for loan losses was $43.3 million, compared to $66.7 million for the same quarter of 2015, The decrease of $23.4 million is mainly due to a lower provision at the BPPR segment by $27.0 million, offset by a higher provision at BPNA. The provision for the third quarter of 2015 included incremental reserves for certain large relationships charged-off during the fourth quarter of 2015 and an impairment of $10.1 million on certain WB loans that the Corporation subsequently sold. During the third quarter of 2016, BPPR recorded a recovery of $7.1 million related to the sale of previously charged-off credit cards and personal loans. This reduction was in part offset by a $9.4 million impact at BPPR related to the annual review of the components of the allowance for loan losses methodology, which for BPNA did not have a significant impact.

Non-performing assets decreased by $37 million when compared with December 31, 2015, mainly attributed to the sale of the Puerto Rico Electric Power Authority (“PREPA”) loan with a carrying value of $40 million, transferred to held-for-sale in the second quarter of 2015. Non-performing loans held-in-portfolio decreased by $22 million, which was partially offset by an increase in OREOs of $30 million from December 31, 2015.

Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Operating expenses increased by $16.8 million for the quarter ended September 30, 2016, compared to the same quarter of the previous year, mainly due higher legal fees associated with the FDIC arbitration, higher OREO expenses, higher operational losses and goodwill impairment charge of $3.8 million. Refer to the Operating expenses section of this MD&A for additional information.

•	The income tax expense for the third quarter of 2016 was $15.8 million, compared to $22.6 million for the same quarter of the previous year. The decline is mainly due to lower income before tax and the reversal of $4.4 million in reserves for uncertain tax positions.

•	The Corporation’s total assets at September 30, 2016 amounted to $39.1 billion, compared to $35.8 billion at December 31, 2015. Money market investment increased by $1.8 billion, due mainly to increase in cash balances from deposits. Investment securities available-for-sale increased by $1.6 billion due to purchases of MBS and U.S. Treasury securities. Total deposits increased by $3.1 billion, mainly from Puerto Rico government deposit accounts at BPPR, NOW accounts and commercial checking accounts, offset by lower brokered CDs. Also, deposit balances in the U.S. reflected an increase related to the funding of loan growth.

•	Stockholders’ equity totalled $5.4 billion at September 30, 2016, compared with $5.1 billion at December 31, 2015. The increase resulted mainly from the Corporation’s net income of $221 million, a favorable variance of $94 million in unrealized gains on securities available-for-sale, partially offset by the declaration of dividends of $46.7 million on common stock of $0.15 per share and $2.8 million in dividends on preferred stock.

Refer to the Financial Condition Analysis section of this MD&A for additional information.

•	Capital ratios continued to be strong. As of September 30, 2016 the Corporation’s Common equity Tier 1 Capital ratio was 16.64% while the tangible common equity ratio was 12.13%. Refer to Table 14 for capital ratios and Table 15 for Non-GAAP reconciliations.

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

During the third quarter of 2016, management completed the annual review of the components of the ALLL models. For additional information of the annual review and recalibration process, refer to Note 10.

During the third quarter of 2016, the Corporation performed the annual goodwill impairment evaluation for the entire organization. For additional information on the results of the goodwill impairment analysis, refer to Note 16.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $353.7 million for the third quarter of 2016, an increase of $3.0 million when compared to the $350.7 million for the same quarter of 2015. Taxable equivalent net interest income was $375.4 million for the third quarter of 2016, an increase of $7.4 million when compared to the $368.0 million for the same quarter of 2015. Net interest margin for the third quarter of 2016 was 4.12%, a decrease of 27 basis points when compared with the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the third quarter of 2016 was 4.37%, a decrease of 23 basis points when compared to the 4.60% for the same quarter of 2015. The main reasons for the increase in net interest income are described below:

•	Higher interest income from money market investments due to higher volume of overnight investments driven by an increase in P.R. public funds deposits.

•	Higher interest income from investment securities due mainly to higher volumes of mortgage backed securities.

•	Higher income from commercial loans mainly due to higher volume of loans in the U.S. at lower yields.

•	Higher interest income from the leasing portfolio mainly due to higher volume of loans in P.R.

These positive variances were partially offset by:

•	Lower interest income from WB loans related to a lower volume as part of the normal portfolio run-off, as well as lower yields.

•	Higher interest expense on deposits mainly due to higher volumes in most categories mainly deposits from the P.R. public sector and higher volumes in the U.S. to fund the loan growth. These increases were partially offset by a decrease in the average volume of brokered CDs. The increase in deposit cost of 3 basis points is mostly related to a higher cost of time deposits and money market deposits in the U.S. to finance asset growth, as explained above.

Interest income for the quarter ended September 30, 2016 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/ discounts amounting to $5.1 million compared with $6.9 million for the same period in 2015.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended September 30,
										Variance
Average Volume			Average Yields/Costs				Interest			Attributable to
2016	2015	Variance	2016	2015	Variance		2016	2015	Variance	Rate	Volume
($ in millions)							(In thousands)
$3,537	$2,642	$895	0.51%	0.30%	0.21%	Money market investments	$4,568	$2,003	$2,565	$1,962	$603
7,494	5,789	1,705	2.68	2.63	0.05	Investment securities	50,165	38,143	12,022	(357)	12,379
128	236	(108)	5.85	6.31	(0.46)	Trading securities	1,876	3,749	(1,873)	(265)	(1,608)

11,159	8,667	2,492	2.03	2.02	0.01	Total money market, investment and trading securities	56,609	43,895	12,714	1,340	11,374

						Loans:
9,269	8,769	500	5.05	5.16	(0.11)	Commercial	117,762	114,123	3,639	(2,762)	6,401
739	681	58	5.44	6.30	(0.86)	Construction	10,115	10,811	(696)	(1,576)	880
669	594	75	6.72	6.75	(0.03)	Leasing	11,240	10,032	1,208	(46)	1,254
6,637	7,072	(435)	5.56	5.22	0.34	Mortgage	92,169	92,341	(172)	5,689	(5,861)
3,847	3,811	36	10.37	10.34	0.03	Consumer	100,268	99,356	912	(505)	1,417

21,161	20,927	234	6.24	6.21	0.03	Sub-total loans	331,554	326,663	4,891	800	4,091
1,881	2,221	(340)	8.65	8.59	0.06	WB loans	40,867	47,982	(7,115)	(5,161)	(1,954)

23,042	23,148	(106)	6.44	6.44	—	Total loans	372,421	374,645	(2,224)	(4,361)	2,137

$34,201	$31,815	$2,386	5.00%	5.23%	(0.23)%	Total earning assets	$429,030	$418,540	$10,490	$(3,021)	$13,511

						Interest bearing deposits:
$7,326	$5,742	$1,584	0.38%	0.34%	0.04%	NOW and money market [1]	$7,014	$4,873	$2,141	$1,156	$985
7,550	7,055	495	0.24	0.23	0.01	Savings	4,613	4,093	520	140	380
7,859	8,157	(298)	1.05	0.94	0.11	Time deposits	20,735	19,390	1,345	1,802	(457)

22,735	20,954	1,781	0.57	0.54	0.03	Total deposits	32,362	28,356	4,006	3,098	908

818	1,186	(368)	1.04	0.74	0.30	Short-term borrowings	2,132	2,222	(90)	713	(803)
1,580	1,676	(96)	4.85	4.76	0.09	Other medium and long-term debt	19,118	19,969	(851)	260	(1,111)

25,133	23,816	1,317	0.85	0.84	0.01	Total interest bearing liabilities	53,612	50,547	3,065	4,071	(1,006)

6,676	6,144	532				Non-interest bearing demand deposits
2,392	1,855	537				Other sources of funds

$34,201	$31,815	$2,386	0.63%	0.63%	—%	Total source of funds	53,612	50,547	3,065	4,071	(1,006)

			4.37%	4.60%	(0.23)%	Net interest margin/income on a taxable equivalent basis	375,418	367,993	7,425	$(7,092)	$14,517

			4.15%	4.39%	(0.24)%	Net interest spread

						Taxable equivalent adjustment	21,731	17,258	4,473

			4.12%	4.39%	(0.27)%	Net interest margin / income non-taxable equivalent basis	$353,687	$350,735	$2,952

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income was $1.1 billion for the nine-month period ended September 30, 2016, an increase of $10.2 million when compared to the same period of 2015. Taxable equivalent net interest income was $1.1 billion for the nine-month period ended September 30, 2016, an increase of $17.0 million when compared to the same period of 2015. Net interest margin for the nine-month period ended September 30, 2016 was 4.29%, a decrease of 21 basis points when compared with the same period of the previous year. Net interest margin, on a taxable equivalent basis, for the nine-month period ended September 30, 2016 was 4.55%, a decrease of 20 basis points when compared to the 4.75% for the same period of 2015. The variances in net interest income for the nine-month period are similar to the quarterly variances described above: positive variances in earning assets due to higher volume of investment securities and money markets and continued growth in the commercial portfolio in the U.S. and the leasing portfolio in P.R. On the negative side, similar variances related to lower volumes from WB loans and the increase in P.R. public funds deposits at BPPR and in time and money market deposits in the U.S. to fund the loan growth.

Interest income for the nine-months ended September 30, 2016 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/ discounts amounting to $13.3 million compared with $13.4 million for the same period in 2015.

Table 3—Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Nine-months ended September 30,
										Variance
Average Volume			Average Yields/Costs				Interest			Attributable to
2016	2015	Variance	2016	2015	Variance		2016	2015	Variance	Rate	Volume
(In millions)							(In thousands)
$2,911	$2,371	$540	0.52%	0.30%	0.22%	Money market investments	$11,320	$5,294	$6,026	$5,090	$936
7,096	5,746	1,350	2.76	2.65	0.11	Investment securities	146,943	114,378	32,565	(786)	33,351
129	223	(94)	6.69	6.43	0.26	Trading securities	6,463	10,728	(4,265)	434	(4,699)

10,136	8,340	1,796	2.17	2.09	0.08	Total money market, investment and trading securities	164,726	130,400	34,326	4,738	29,588

						Loans:
9,126	8,627	499	5.08	5.18	(0.10)	Commercial	346,778	334,537	12,241	(6,813)	19,054
722	600	122	5.39	6.05	(0.66)	Construction	29,150	27,135	2,015	(3,113)	5,128
650	582	68	6.74	6.89	(0.15)	Leasing	32,866	30,106	2,760	(684)	3,444
6,736	6,989	(253)	5.53	5.34	0.19	Mortgage	279,210	279,769	(559)	9,746	(10,305)
3,839	3,826	13	10.45	10.39	0.06	Consumer	300,416	297,192	3,224	723	2,501

21,073	20,624	449	6.26	6.27	(0.01)	Sub-total loans	988,420	968,739	19,681	(141)	19,822
1,984	2,392	(408)	9.12	8.99	0.13	WB loans	135,565	160,910	(25,345)	11,578	(36,923)

23,057	23,016	41	6.51	6.56	(0.05)	Total loans	1,123,985	1,129,649	(5,664)	11,437	(17,101)

$33,193	$31,356	$1,837	5.18%	5.37%	(0.19)%	Total earning assets	$1,288,711	$1,260,049	$28,662	$16,175	$12,487

						Interest bearing deposits:
$6,689	$5,413	$1,276	0.38%	0.35%	0.03%	NOW and money market [1]	$19,217	$14,003	$5,214	$2,561	$2,653
7,438	6,996	442	0.24	0.23	0.01	Savings	13,307	12,119	1,188	179	1,009
7,928	8,147	(219)	1.02	0.89	0.13	Time deposits	60,311	54,357	5,954	6,230	(276)

22,055	20,556	1,499	0.56	0.52	0.04	Total deposits	92,835	80,479	12,356	8,970	3,386

810	1,117	(307)	1.00	0.70	0.30	Short-term borrowings	6,051	5,819	232	2,186	(1,954)
1,572	1,747	(175)	4.92	4.50	0.42	Other medium and long-term debt	57,993	58,876	(883)	3,037	(3,920)

24,437	23,420	1,017	0.86	0.83	0.03	Total interest bearing liabilities	156,879	145,174	11,705	14,193	(2,488)

6,484	6,113	371				Demand deposits
2,272	1,823	449				Other sources of funds

$33,193	$31,356	$1,837	0.63%	0.62%	0.01%	Total source of funds	156,879	145,174	11,705	14,193	(2,488)

			4.55%	4.75%	(0.20)%	Net interest margin/income on a taxable equivalent basis	1,131,832	1,114,875	16,957	$1,982	$14,975

			4.32%	4.54%	(0.22)%	Net interest spread

						Taxable equivalent adjustment	65,182	58,392	6,790

			4.29%	4.50%	(0.21)%	Net interest margin / income non-taxable equivalent basis	$1,066,650	$1,056,483	$10,167

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $43.3 million for the quarter ended September 30, 2016, compared to $66.7 million for the quarter ended September 30, 2015, a decrease of $23.4 million.

The provision for loan losses for the non-covered loan portfolio totaled $42.6 million, compared to $69.6 million for the same quarter in 2015, a decrease of $27.0 million, mostly related to lower provision in the BPPR segment. Despite challenging operating conditions in Puerto Rico credit metrics continued stable. Net charge-offs, decreased by $11.2 million when compared with the same quarter in 2015.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment decreased by $32.5 million when compared to the same quarter in 2015. The provision for the third quarter of 2015 included incremental reserves for certain large relationships charged-off during the fourth quarter of 2015. The provision for the third quarter of 2015 also included an impairment of $10.1 million on certain Westernbank loans that the Corporation sold during the fourth quarter of 2015 and the second quarter of 2016. Also, during the third quarter of 2016, BPPR recorded a recovery of $7.1 million related to the sale of previously charged-off credit cards and personal loans. These reductions were in part offset by a $9.4 million impact related to the annual review of the components of the allowance for loan losses methodology.

The provision for loan losses for the BPNA segment amounted to $6.3 million, compared to $813 thousand for the same quarter in 2015. Credit trends for the BPNA segment continued strong with minimal non-performing loans and net charge-offs. The effect of the recalibration was immaterial for the BPNA segment. The increase in the provision was mainly due to loan growth.

The provision for covered loan portfolio totaled $750 thousand in the third quarter of 2016, compared to a provision release of $2.9 million for the same quarter in 2015, increasing by $3.6 million.

For the nine months ended September 30, 2016, the Corporation’s total provision for loan losses totaled $128.7 million, compared with $182.9 million for the same period in 2015, decreasing by $54.2 million.

For the nine months period ended September 30, 2016, the provision for loan losses for the non-covered loan portfolio decreased by $29.5 million when compared to the same period of 2015 driven by a reduction of $42.7 million in the BPPR segment. This decrease is mainly due to lower loss trends, lower reserve for impaired loans, and lower provision related to Westernbank loans, as mentioned above. The second quarter of 2016 included $5.4 million positive impact related to the bulk sale of WB loans. The results for the nine months ended September 30, 2016 included an impact of $9.4 million related to the previously mentioned annual recalibration of the environmental factors adjustment. The provision for the nine months ended September 30, 2016 in the BPNA segment increased by $13.2 million, mainly driven by portfolio growth. The provision for the same period in 2015 was a credit of $1.5 million.

The provision for the covered portfolio decreased by $24.8 million for the nine month period ended September 30, 2016. This decrease was mainly due to the reclassification to non-covered loans of the non-single family loans that were previously covered by the commercial loss agreement with the FDIC at the end of the second quarter of 2015.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Non-interest income decreased by $55.1 million during the quarter ended September 30, 2016, compared with the same quarter of the previous year. The decrease in non-interest income was principally due to:

•	Lower income from mortgage banking activities by $8.9 million due to an unfavorable variance in the valuation adjustment on mortgage servicing rights and lower mortgage servicing fees; and an

•	Unfavorable variance in the FDIC loss share (expense) income of $62.9 million as a result of a $54.9 million charge related to the arbitration award, an unfavorable change in the fair value of the true-up payment obligation mainly as a result of the improvement in the Corporation’s credit spreads, and lower mirror accounting on reimbursable expenses. Refer to Table 4 for a breakdown of FDIC loss share income (expenses) by major categories.

These decreases were partially offset by:

•	Higher other service fees by $3.1 million due to higher life insurance commission revenues and higher credit card interchange fee income at the BPPR reportable segment due to higher transaction volumes;

•	Higher net gain on sale of loans by $8.5 million as a result of the sale of a non-accrual public sector credit during the third quarter; and

•	Higher other operating income by $3.3 million mainly due to higher aggregated net earnings from investments under the equity method.

Non-interest income decreased by $89.0 million during the nine months ended September 30, 2016, compared with the same period of the previous year. The decrease in non-interest income was due to:

•	lower income from mortgage banking activities by $16.3 million due to an unfavorable variance in the valuation adjustment on mortgage servicing rights and higher realized losses on closed derivative positions;

•	an unfavorable variance in adjustments to indemnity reserves of $4.3 million mainly due to the reversal during 2015 of $5.0 million related to certain specific representation and warranties reserve established in connection with BPPR’s bulk sale of commercial and construction loans, and commercial single and single family real estate owned completed in 2013; and

•	an unfavorable variance in FDIC loss share (expense) income of $101.9 million resulting from lower mirror accounting on reimbursable expenses, a $54.9 million charge as previously mentioned, an unfavorable change in the true-up payment obligation and lower mirror accounting on credit impairment losses, partially offset by lower amortization of the indemnification asset.

These unfavorable variances were partially offset by:

•	lower other-than-temporary impairment losses on investment securities by $14.2 million due to the other-than-temporary impairment charge during the second quarter of 2015 on the portfolio of Puerto Rico government investment securities available-for-sale of $14.4 million;

•	higher trading account profit by $3.9 million mainly due to higher unrealized gains on MBS outstanding;

•	higher net gain on sale of loans by $7.6 million as a result of the sale of a non-accrual public sector credit during the third quarter as previously mentioned; and

•	higher other operating income by $4.7 million due to higher aggregated net earnings from investments under the equity method.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters and nine months ended September 30, 2016 and 2015.

Table 4—Financial Information—Westernbank FDIC-Assisted Transaction

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2016	2015	Variance	2016	2015	Variance
Interest income on WB loans	$40,867	$47,982	$(7,115)	$135,566	$160,910	$(25,344)

FDIC loss-share (expense) income:
Amortization of loss-share indemnification asset	(1,259)	(3,931)	2,672	(9,337)	(62,312)	52,975
80% mirror accounting on credit impairment losses (reversal)[1]	659	(183)	842	(959)	15,710	(16,669)
80% mirror accounting on reimbursable expenses	853	6,276	(5,423)	7,038	70,551	(63,513)
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(522)	—	(522)	(5,123)	(7,822)	2,699
Change in true-up payment obligation	(6,611)	(1,058)	(5,553)	(14,742)	6,778	(21,520)
Arbitration award expense[2]	(54,924)	—	(54,924)	(54,924)	—	(54,924)
Other	81	103	(22)	602	1,516	(914)

Total FDIC loss-share (expense) income	(61,723)	1,207	(62,930)	(77,445)	24,421	(101,866)

Total revenues (expense)	(20,856)	49,189	(70,045)	58,121	185,331	(127,210)

Provision (reversal) for loan losses	6,612	20,206	(13,594)	(1,026)	46,296	(47,322)

Total revenues (expense) less provision for loan losses	$(27,468)	$28,983	$(56,451)	$59,147	$139,035	$(79,888)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.
[2]	Refer to Note 23, Commitments and Contingencies, for additional information on the FDIC arbitration award.

Average balances
	Quarters ended September 30,			Nine months ended September 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
WB Loans	$1,881	$2,221	$(340)	$1,984	$2,392	$(408)
FDIC loss-share asset	192	330	(138)	212	382	(170)

Operating Expenses

Operating expenses increased by $16.8 million for the quarter ended September 30, 2016, compared with the same quarter of the previous year. Refer to Table 5 for a breakdown of operating expenses by major categories. The increase in operating expenses was driven primarily by:

•	Higher equipment expense by $1.2 million mainly due to higher software and maintenance expenses;

•	Higher other taxes by $1.4 million due to higher municipal license tax;

•	Higher professional cost by $4.1 million as a result of higher legal fees by $4.8 million related to the FDIC arbitration proceedings and higher programming, processing and other technology services by $3.0 million, partially offset by lower other professional fees;

•	Higher OREO expenses by $3.6 million due to higher loss on sale of commercial and construction OREO properties and higher mortgage OREO write-downs at BPPR;

•	Higher other operating expenses by $4.2 million mainly due to higher operational losses by $10.0 million at BPPR and BPNA including increased reserves for legal matters, curtailment losses on insured mortgage claims in our mortgage servicing business and higher incidence of credit cards fraud losses, partially offset by lower credit and debit card processing, volume and interchange expenses by $2.8 million mainly due to earned volume credits; and

•	A goodwill impairment charge of $3.8 million at the securities subsidiary, recorded as part of the Corporation’s annual goodwill impairment analysis.

These increases were partially offset by:

•	Lower FDIC deposit insurance by $1.4 million mainly due to improvements in the risk profile of the Corporation.

Operating expenses decreased by $47.6 million for the nine months ended September 30, 2016, when compared to the same period in 2015. The decrease in operating expenses was driven primarily by:

•	Lower OREO expenses by $42.1 million mainly due to lower write-downs across the portfolio impacted by the loss of $22.0 million on commercial and construction properties resulting from a bulk sale in 2015;

•	Lower other operating expenses by $3.5 million mainly due to property tax payments at BPPR during 2015, partially offset by higher operational losses; and

•	Lower restructuring cost incurred during 2015 in connection with the reorganization of BPNA by $17.4 million.

These decreases were partially offset by:

•	Higher personnel cost by $6.7 million impacted by higher headcount and higher pension cost due to changes in actuarial assumptions; and

•	Higher professional fees by $6.2 million mainly due to higher programming, processing and other technology services by $8.6 million, higher legal fees by $8.3 million, partially offset by lower other professional fees by $5.5 million and lower collection, appraisals and other credit related fees by $5.2 million.

Table 5—Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2016	2015	Variance	2016	2015	Variance
Personnel costs:
Salaries	$77,770	$78,193	$(423)	$230,860	$227,040	$3,820
Commissions, incentives and other bonuses	18,528	18,618	(90)	56,279	61,290	(5,011)
Pension, postretirement and medical insurance	13,413	12,578	835	38,803	33,666	5,137
Other personnel costs, including payroll taxes	11,513	11,474	39	39,081	36,302	2,779

Total personnel costs	121,224	120,863	361	365,023	358,298	6,725

Net occupancy expenses	21,626	21,277	349	63,770	66,272	(2,502)
Equipment expenses	15,922	14,739	1,183	45,731	44,075	1,656
Other taxes	11,324	9,951	1,373	31,689	29,638	2,051
Professional fees:
Collections, appraisals and other credit related fees	4,005	5,049	(1,044)	13,479	18,660	(5,181)
Programming, processing and other technology services	52,174	49,134	3,040	152,270	143,700	8,570
Legal fees, excluding collections	11,428	6,624	4,804	27,691	19,401	8,290
Other professional fees	13,659	16,347	(2,688)	43,910	49,370	(5,460)

Total professional fees	81,266	77,154	4,112	237,350	231,131	6,219

Communications	5,785	6,058	(273)	18,117	18,387	(270)
Business promotion	12,726	12,325	401	37,541	36,914	627
FDIC deposit insurance	5,854	7,300	(1,446)	18,586	22,240	(3,654)
Other real estate owned (OREO) expenses	11,295	7,686	3,609	33,416	75,571	(42,155)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	3,640	6,449	(2,809)	15,979	17,032	(1,053)
Operational losses	19,609	9,648	9,961	29,416	15,572	13,844
All other	6,503	9,454	(2,951)	25,037	41,377	(16,340)

Total other operating expenses	29,752	25,551	4,201	70,432	73,981	(3,549)

Amortization of intangibles	3,097	3,512	(415)	9,308	8,497	811
Goodwill impairment charge	3,801	—	3,801	3,801	—	3,801
Restructuring costs	—	481	(481)	—	17,408	(17,408)

Total operating expenses	$323,672	$306,897	$16,775	$934,764	$982,412	$(47,648)

INCOME TAXES

For the quarter ended September 30, 2016, the Corporation recorded an income tax expense of $15.8 million, compared to an income tax expense of $22.6 million for the same quarter of the previous year. The reduction in income tax expense was primarily due to lower income before tax mainly in the Corporation’s Puerto Rico operations and by a reversal of $4.4 million in the reserve for uncertain tax positions due to the expiration of the statute of limitations in the P.R. operations.

The effective income tax rate for the third quarter of 2016 was 25%, compared to 21% for the same period of the previous year. The effective tax rate is impacted by the composition and source of the taxable income.

For the nine months ended September 30, 2016 the Corporation recorded an income tax expense of $80.5 million, compared to an income tax benefit of $478.3 million for the same period of the previous year, driven by the tax benefit of $544.9 million as a result of the partial release of the valuation allowance of the deferred tax asset at the U.S. operations that took place during 2015.

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

The Corporate group reported a net loss of $12.1 million for the quarter ended September 30, 2016, compared with a net loss of $17.6 million for the quarter ended September 30, 2015. For the nine months ended September 30 2016, the Corporate group reported a net loss of $46.8 million, compared with a net loss of $57.8 million for the same period of the previous year.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $49.6 million for the quarter ended September 30, 2016, compared with a net income of $81.4 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Lower net interest income by $0.2 million mostly due to:

•	Lower income from loans by $7.9 million driven by WB loans by $7.1 million due to the normal portfolio run-off.

Partially offset by:

•	Higher income from investment securities by $6.1 million due to higher volume of investments as a result of liquidity from increased deposits; and

•	Lower cost of funds by $1.6 million due to lower levels of borrowings, partially offset by a higher cost on deposits;

The net interest margin was 4.49% for the quarter ended September 30, 2016, compared to 4.75% for the same period in 2015.

•	Provision for loan losses of $37.1 million, a decrease of $28.9 million, driven by a decline of $32.5 million for the non-covered portfolio due to lower loss trends and lower reserve for impaired loans. Also, during the third quarter of 2016, BPPR recorded a recovery of $7.1 million related to the sale of previously charged-off credit cards and personal loans. These reductions were in part offset by a $9.4 million impact related to the annual review of the components of the allowance for loan losses methodology. The provision for the covered portfolio increased by approximately $3.6 million.

•	Lower non-interest income by $56.3 million mainly due to:

•	Lower income from mortgage banking activities by $8.9 million due to an unfavorable variance in the valuation adjustment on mortgage servicing rights and lower mortgage servicing fees; and

•	Unfavorable variance in the FDIC loss share (expense) income of $62.9 million as a result of a $54.9 million charge related to the arbitration award, an unfavorable change in the fair value of the true-up payment obligation mainly as a result of the improvement in the Corporation’s credit spreads, and lower mirror accounting on reimbursable expenses;

Partially offset by:

•	Higher other service fees by $3.7 million due to higher life insurance commission revenues and higher credit card interchange fee income at the BPPR reportable segment due to higher transaction volumes; and

•	Higher net gain on sale of loans by $8.5 million as a result of the sale of a non-accrual public sector credit during the third quarter.

•	Operating expenses were higher by $17.6 million mainly due to:

•	Higher professional cost by $3.5 million as a result of higher legal fees related to the FDIC arbitration proceedings and higher programming, processing and other technology services, partially offset by lower other professional fees;

•	Higher OREO expenses by $3.4 million due to higher loss on sale of commercial and construction OREO properties, higher mortgage OREO write-downs and higher holding costs;

•	Higher other operating expenses by $5.7 million mainly due to higher operational losses including increased reserves for legal matters, curtailment losses on insured mortgage servicing claims and higher incidence of credit cards fraud losses, partially offset by lower credit and debit card processing, volume and interchange expenses mainly due to earned volume credits; and

•	A goodwill impairment charge of $3.8 million at the securities subsidiary, recorded as part of the Corporation’s annual goodwill impairment analysis.

•	Lower income tax expense by $13.3 million due to lower taxable income and the reversal of $4.4 million in reserves for uncertain tax positions.

Net income for the nine months ended September 30, 2016 amounted to $233.7 million, compared to $228.1 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Lower net interest income by $7.2 million mostly due to:

•	A decrease of $30.0 million in income from loans driven by the WB loans portfolio by $27.4 million as part of the normal portfolio run-off and loan resolutions and lower volumes of commercial loans;

Partially offset by:

•	Higher income from investment securities by $16.7 million mostly due to higher volume of investments as a result of liquidity from increased deposits; and

•	Lower cost of funds by $4.1 million mainly due to lower average balances.

•	Lower provision for loan losses by $67.3 million, mainly due to lower loss trends and reserves for impaired loans and the impact of the net recoveries of $7.1 million related to the sale of consumer loans mentioned above and of $5.4 million from the bulk sale of WB loans completed in the second quarter of 2016, partially offset by the impact of the review of the allowance for loan losses components which increased reserves by $9.4 million.

•	Lower non-interest income by $88.8 million, mainly due to:

•	Lower income from mortgage banking activities by $16.5 million due to an unfavorable variance in the MSRs valuation adjustment and higher losses from closed derivative positions;

•	An unfavorable variance in adjustments to indemnity reserves by $5.4 million due to the reversal during 2015 of $5.0 million related to certain specific representation and warranties reserve established in connection with BPPR’s bulk sale of commercial and construction loans, and commercial single and single family real estate owned completed in 2013; and

•	An unfavorable variance in the FDIC loss share (expense) income of $101.9 million resulting from lower mirror accounting on reimbursable expenses, a $54.9 million charge as previously mentioned, an unfavorable change in the true-up payment obligation and lower mirror accounting on credit impairment losses, partially offset by lower amortization of the indemnification asset;

Partially offset by:

•	Lower other-than-temporary impairment losses on P.R. Government investment securities by $14.2 million;

•	Higher gain on sale of loans by $7.5 million from the sale of the public sector loan; and

•	Higher other operating income by $5.8 million from higher earnings from equity investments.

•	Lower operating expenses by $29.3 million, mainly due to:

•	Lower occupancy expense by $3.3 million due to lower rent expense;

•	Lower OREO expenses by $38.4 million, reflecting the loss of $22.0 million on the bulk sale of WB OREO completed in 2015 and lower write-downs in commercial properties; and

•	Lower other operating expenses by $4.9 million due to property tax payments in 2015;

Partially offset by:

•	Higher personnel cost by $6.8 million due to higher salaries impacted by higher headcount and higher pension cost due to changes in actuarial assumptions;

•	Higher professional fees by $4.3 million mainly from programming and technology charges and legal fees; and

•	The goodwill impairment charge of $3.8 million mentioned above.

•	Lower income tax expense by $4.9 million due to lower taxable income and the reversal of $4.4 million in reserves for uncertain tax positions.

Banco Popular North America

For the quarter ended September 30, 2016, the reportable segment of Banco Popular North America reported net income of $9.2 million, compared to net income from continuing operations of $21.5 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $2.9 million due to:

•	Higher income from consumer loans by $3.6 million from higher average balances due to purchases completed in the second half of 2015;

•	Higher income from commercial loans by $ 5.1 million due to the portfolio growth; and

•	Higher income from investment securities by $0.9 million due to higher average balance of mortgage backed securities;

Partially offset by:

•	Higher deposits expense by $4.2 million due to increased balances to fund portfolio growth at a higher cost.

Net interest margin was 3.61% for the third quarter of 2016, compared to 3.91% for the same period of the previous year.

•	The provision for loan losses for the BPNA segment amounted to $6.3 million, compared to $813 thousand for the same quarter in 2015. Credit trends for the BPNA segment continued strong with minimal non-performing loans and net charge-offs. The effect of the recalibration was immaterial for the BPNA segment.

•	Non-interest income for the third quarter of 2016 was $5.4 million, relatively flat when compared to the same period of the previous year.

•	Operating expenses were $49.2 million, an increase of $5.0 million compared to the same period of the previous year, mainly due to:

•	Higher net occupancy expense by $1.0 million mainly from property taxes and rent expense;

•	Higher professional fees by $1.0 million due to higher loan servicing and legal fees; and

•	Higher other operating expenses by $4.1 million related to provisions for legal settlements;

Partially offset by:

•	Lower FDIC insurance expense by $1.7 million due to a lower assessment rate by the FDIC.

•	Higher income taxes by $4.7 million.

Net income from continuing operations for the nine months ended September 30, 2016 amounted to $33.4 million, compared to $585.7 million for the same period of the previous year, largely due to the partial reversal of the valuation allowance of the deferred tax asset of $544.9 million. Other factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $16.7 million driven by commercial loans by $20.6 million and consumer loans by $10.8 million mainly due to loan growth as discussed above; partially offset by higher deposit expense by $13.6 million due to higher balances to fund loan growth.

•	Higher provision for loan losses by $13.1 million mainly due to portfolio growth.

•	Non-interest income decreased by $1.7 million mainly due to lower other service fees as a result of fees collected in 2015 as part of the Doral Bank Transaction and lower credit card fees.

•	Operating expenses decreased by $13.0 million mainly due to:

•	Lower OREO expenses by $3.8 million due to lower write-downs in commercial properties; and

•	Lower restructuring charges of $17.4 million incurred during 2015 in connection with the reorganization of BPNA;

Partially offset by:

•	Higher professional fees by $3.2 million mainly due to loan servicing, legal and technology fees; and

•	Higher other operating expenses by $6.5 million due to reserves for legal settlements.

•	Unfavorable variance of $567.1 million in income taxes due to the above mentioned partial reversal of the valuation allowance of the deferred tax asset.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $39.1 billion at September 30, 2016 compared to $35.8 billion at December 31, 2015. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $4.0 billion at September 30, 2016, compared to $2.2 billion at December 31, 2015. The increase was mainly at BPPR due to an increase in cash balances from deposits, partially offset by purchases of MBS and U.S. Treasury securities, as discussed below.

Trading account securities amounted to $73 million at September 30, 2016, relatively flat when compared to $72 million at December 31, 2015. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $7.7 billion at September 30, 2016, compared with $6.2 billion at December 31, 2015. The increase of $1.5 billion was mainly due to purchases of MBS at both BPPR and BPNA and purchases of U.S. Treasury securities at BPPR.

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

Table 6—Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	September 30, 2016	December 31, 2015
U.S. Treasury securities	$1,619,416	$1,183,328
Obligations of U.S. Government sponsored entities	698,309	939,641
Obligations of Puerto Rico, States and political subdivisions	122,871	121,176
Collateralized mortgage obligations	1,339,329	1,560,923
Mortgage-backed securities	3,932,729	2,344,196
Equity securities	2,205	2,398
Others	11,770	12,233

Total investment securities AFS and HTM	$7,726,629	$6,163,895

Loans

Refer to Table 7 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 7. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. As of September 30, 2016, the Corporation’s covered loans portfolio amounted to $588 million, comprised mainly of residential mortgage loans.

Refer to Note 9 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $23.3 billion at September 30, 2016, compared to $23.1 billion at December 31, 2015.

Table 7—Loans Ending Balances

(In thousands)	September 30, 2016	December 31, 2015	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,537,191	$10,099,163	$438,028
Construction	731,352	681,106	50,246
Legacy[1]	47,914	64,436	(16,522)
Lease financing	682,810	627,650	55,160
Mortgage	6,774,497	7,036,081	(261,584)
Consumer	3,822,208	3,837,679	(15,471)

Total non-covered loans held-in-portfolio	22,595,972	22,346,115	249,857

Loans covered under FDIC loss sharing agreements:
Mortgage	571,349	627,102	(55,753)
Consumer	16,862	19,013	(2,151)

Total covered loans held-in-portfolio	588,211	646,115	(57,904)

Total loans held-in-portfolio	23,184,183	22,992,230	191,953

Loans held-for-sale:
Commercial	—	45,074	(45,074)
Construction	—	95	(95)
Mortgage	72,076	91,831	(19,755)

Total loans held-for-sale	72,076	137,000	(64,924)

Total loans	$23,256,259	$23,129,230	$127,029

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $250 million to $22.6 billion at September 30, 2016. The increase was mainly at BPNA by $544 million, driven by growth in the commercial, construction and consumer loan portfolios, partially offset by a decrease of $284 million at BPPR mainly due to lower originations of residential mortgages and the bulk sale of WB loans with a carrying value of approximately $100 million completed in the second quarter of 2016.

The loans held-for-sale portfolio decreased by $65 million from December 31, 2015, mainly at BPPR due mostly to the sale of the loan to the PREPA which had a carrying amount of $40 million and lower originations of mortgage loans held-for-sale.

Covered loans

The covered loans portfolio amounted to $588 million at September 30, 2016, compared to $646 million at December 31, 2015. The decrease of $58 million is mostly from residential mortgage loans due to loan resolutions and the normal portfolio run-off. Refer to Table 7 for a breakdown of the covered loans by major loan type categories.

Tables 8 and 9 provide the activity in the carrying amount and outstanding discount on the Westernbank loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by changes in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. An increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 8—Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$1,799,943	$2,137,078	$1,974,501	$2,444,172
Accretion	39,590	46,693	131,599	156,384
Collections / loan sales / charge-offs[1]	(71,994)	(107,759)	(338,561)	(524,544)

Ending balance[2]	$1,767,539	$2,076,012	$1,767,539	$2,076,012
Allowance for loan losses (ALLL)	(69,571)	(64,583)	(69,571)	(64,583)

Ending balance, net of ALLL	$1,697,968	$2,011,429	$1,697,968	$2,011,429

[1]	For the nine months ended September 30, 2016, includes the impact of the bulk sale of loans during the second quarter with a carrying value of approximately $99 million.
[2]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $578 million as of September 30, 2016 (September 30, 2015—$655 million).

Table 9—Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$1,071,680	$1,245,924	$1,112,458	$1,271,337
Accretion[1]	(39,590)	(46,693)	(131,599)	(156,384)
Change in expected cash flows	6,602	(53,782)	57,833	30,496

Ending balance	$1,038,692	$1,145,449	$1,038,692	$1,145,449

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 10 sets forth the activity in the FDIC loss share asset for the quarters and nine months ended September 30, 2016 and 2015.

Table 10—Activity of Loss Share Asset

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$214,029	$392,947	$310,221	$542,454
Amortization of loss-share indemnification asset	(1,259)	(3,931)	(9,337)	(62,312)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	659	(183)	(959)	15,710
Reimbursable expenses	853	6,276	7,038	70,551
Recoveries reimbursable to the FDIC	—	—	(4,093)	—
Net payments from FDIC under loss-sharing agreements	(6,819)	(80,993)	(95,407)	(245,416)
Arbitration award expense	(54,924)	—	(54,924)	—
Other adjustments attributable to FDIC loss-sharing agreements	(72)	(2,170)	(72)	(9,041)

Balance at end of period	$152,467	$311,946	$152,467	$311,946

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

Table 11—Activity in the Remaining FDIC Loss-Share Asset Discount

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period[1]	$23,191	$28,493	$26,100	$53,095
Amortization of negative discount[2]	(1,259)	(3,931)	(9,337)	(62,312)
Impact of change in projected losses	(14,627)	2,805	(9,458)	36,584

Balance at end of period	$7,305	$27,367	$7,305	$27,367

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss-share (expense) income.

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

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At September 30, 2016, OREO increased to $222 million from $192 million at December 31, 2015 mainly at BPPR on residential properties, partially offset by the bulk sale of WB commercial OREOs with a book value of $9 million during the second quarter of 2016. Refer to Note 14 to the consolidated financial statements for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Other assets

Refer to Note 15 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the consolidated statements of financial condition at September 30, 2016 and December 31, 2015. Other assets decreased by $29 million from December 31, 2015 to September 30, 2016, due mostly to a decrease in the deferred tax asset, partially offset by an increase in guaranteed mortgage loan claims.

Goodwill

Goodwill increased by $1 million from December 31, 2015 to September 30, 2016, due to a goodwill adjustment related to the Doral Bank Transaction recorded in the first quarter of 2016, partially offset by goodwill impairment of approximately $4 million related to Popular Securities during the third quarter of 2016. Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s goodwill.

Liabilities

The Corporation’s total liabilities were $33.7 billion at September 30, 2016 compared to $30.7 billion at December 31, 2015. Refer to the Corporation’s consolidated statements of financial condition included in this Form 10-Q.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2016 and December 31, 2015 is included in Table 12.

Table 12—Financing to Total Assets

	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2016	2015	from 2015 to 2016	2016	2015
Non-interest bearing deposits	$6,950	$6,402	8.6%	17.8%	17.9%
Interest-bearing core deposits	18,513	15,641	18.4	47.4	43.7
Other interest-bearing deposits	4,864	5,167	(5.9)	12.4	14.4
Fed funds purchased and repurchase agreements	765	762	0.4	2.0	2.1
Other short-term borrowings	1	1	—	—	—
Notes payable	1,599	1,663	(3.8)	4.1	4.7
Other liabilities	980	1,019	(3.8)	2.5	2.9
Liabilities from discontinued operations	2	2	—	—	—
Stockholders’ equity	5,380	5,105	5.4	13.8	14.3

Deposits

The Corporation’s deposits totaled $30.3 billion at September 30, 2016 compared to $27.2 billion at December 31, 2015. The deposits increase of $3.1 billion was mainly at BPPR by $2.5 billion largely due to increases in government deposit accounts, NOW accounts and commercial checking accounts, partially offset by a decline in brokered CDs and an increase at BPNA by approximately $0.5 billion to fund loan growth. Refer to Table 13 for a breakdown of the Corporation’s deposits at September 30, 2016 and December 31, 2015.

Table 13—Deposits Ending Balances

(In thousands)	September 30, 2016	December 31, 2015	Variance
Demand deposits [1]	$9,161,839	$7,221,238	$1,940,601
Savings, NOW and money market deposits (non-brokered)	12,872,072	11,440,693	1,431,379
Savings, NOW and money market deposits (brokered)	391,128	382,424	8,704
Time deposits (non-brokered)	7,619,232	7,274,157	345,075
Time deposits (brokered CDs)	282,774	891,211	(608,437)

Total deposits	$30,327,045	$27,209,723	$3,117,322

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained flat at $2.4 billion at September 30, 2016 and December 31, 2015. Refer to Note 18 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $5.4 billion at September 30, 2016, compared with $5.1 billion at December 31, 2015. The increase resulted from the Corporation’s net income of $221 million for the nine months ended September 30, 2016, a favorable variance of $94 million in unrealized gains on securities available-for-sale, partially offset by the declaration of dividends of $46.7 million on common stock of $0.15 per share and $2.8 million in dividends on preferred stock. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and BPNA are subject to Basel III capital requirements, which are effective since January 1, 2015. Basel III capital requirements include a revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets. As of September 30, 2016, the Corporation continues to exceed the well-capitalized adequacy requirements promulgated by the U.S. federal bank regulatory agencies.

Basel III capital rules require the phase out of non-qualifying Tier 1 capital instruments such as trust preferred securities. At September 30, 2016, the Corporation had $427 million in trust preferred securities outstanding which no longer qualified for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment. At December 31, 2015, approximately $107 million of these trust preferred securities outstanding still qualified as Tier I capital.

As part of the adoption of Basel III Capital Rules, the Corporation, as well as its banking subsidiaries, made the one-time permanent election to exclude the effects on regulatory capital computations of certain accumulated other comprehensive income (loss) (“AOCI”) items as permitted under the Basel III capital rules.

Risk-based capital ratios presented in Table 14, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2016, are calculated based on the Basel III regulatory guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 14—Capital Adequacy Data

(Dollars in thousands)	September 30, 2016	December 31, 2015
Common equity tier 1 capital:
Common stockholders equity—GAAP basis	$5,330,235	$5,055,164
AOCI related adjustments due to opt-out election	118,900	220,956
Goodwill, net of associated deferred tax liability (DTL)	(557,237)	(564,323)
Intangible assets, net of associated DTLs	(27,363)	(22,222)
Deferred tax assets and other deductions	(742,741)	(639,999)

Common equity tier 1 capital	$4,121,794	$4,049,576

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	—	106,650
Other additional tier 1 capital deductions	(50,160)	(156,810)

Tier 1 capital	$4,121,794	$4,049,576

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	319,952
Other inclusions (deductions), net	318,894	322,881

Tier 2 capital	$745,496	$642,833

Total risk-based capital	$4,867,290	$4,692,409

Minimum total capital requirement to be well capitalized	$2,476,528	$2,498,714

Excess total capital over minimum well capitalized	$2,390,762	$2,193,695

Total risk-weighted assets	$24,765,278	$24,987,144

Total assets for leverage ratio	$36,773,255	$34,253,625

Risk-based capital ratios:
Common equity tier 1 capital	16.64%	16.21%
Tier 1 capital	16.64	16.21
Total capital	19.65	18.78
Tier 1 leverage	11.21	11.82

The Basel III Capital Rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2016, the Corporation, BPPR and BPNA were well-capitalized under Basel III Capital Rules.

The increase in the common equity tier I capital ratio, tier I capital ratio and total capital ratio on September 30, 2016 as compared to December 31, 2015 was mostly due to the nine months period earnings, and lower risk-weighted assets driven by a decrease in loans meeting the high volatility commercial real estate loans criteria, partially offset by the complete phase out of the trust preferred securities under Basel III which at December 31, 2015 allowed approximately $107 million to be included as tier I capital. Total capital ratio was not negatively impacted by the phase out of the trust preferred securities because they qualified as tier 2 capital and therefore continued to be included as part of the total capital ratio. The decrease in leverage ratio was mainly due to the increase in average total assets. Refer to Table 1, Financial Condition Highlights, for information of average assets and to the Financial Condition Analysis section of this MD&A for a discussion of significant variances in assets.

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

Table 15 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2016, and December 31, 2015.

Table 15—Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2016	December 31, 2015
Total stockholders’ equity	$5,380,395	$5,105,324
Common shares outstanding at end of period	103,762,596	103,618,976
Book value per common share	$51.85	$49.27

Total stockholders’ equity	$5,380,395	$5,105,324
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(627,294)	(626,388)
Less: Other intangibles	(47,886)	(58,109)

Total tangible common equity	$4,655,055	$4,370,667

Total assets	$39,054,296	$35,761,733
Less: Goodwill	(627,294)	(626,388)
Less: Other intangibles	(47,886)	(58,109)

Total tangible assets	$38,379,116	$35,077,236

Tangible common equity to tangible assets	12.13%	12.46%
Common shares outstanding at end of period	103,762,596	103,618,976
Tangible book value per common share	$44.86	$42.18

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2016, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $169 million at September 30, 2016 of which approximately 42% mature in 2016, 27% in 2017, 15% in 2018 and 16% thereafter.

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

Table 16 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2016.

Table 16—Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2016	Years 2017 - 2018	Years 2019 - 2020	Years 2021 - thereafter	Total
Commitments to extend credit	$5,512	$1,895	$132	$83	$7,622
Commercial letters of credit	5	1	—	—	6
Standby letters of credit	7	30	—	—	37
Commitments to originate or fund mortgage loans	21	8	—	—	29

Total	$5,545	$1,934	$132	$83	$7,694

At September 30, 2016 and December 31, 2015, the Corporation maintained a reserve of approximately $9 million and $10 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

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

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline instantaneously by the same amount. The rising rate scenarios considered in these market risk simulations reflect parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2017. Under a 200 basis points rising rate scenario, the projected net interest income increases by $136 million, while under a 400 basis points rising rate scenario, the projected net interest income increases by $264 million. These scenarios were compared against the Corporation’s flat or unchanged interest rates forecast scenario. Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The Corporation estimates the sensitivity of economic value of equity (“EVE”) to changes in interest rates. EVE is equal to the estimated present value of the Corporation’s assets minus the estimated present value of the liabilities. This sensitivity analysis is a useful tool to measure long-term IRR because it captures the impact of up or down rate changes in expected cash flows, including principal and interest, from all future periods.

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

At September 30, 2016, the Corporation held trading securities with a fair value of $73 million, representing approximately 0.2% of the Corporation’s total assets, compared with $72 million and 0.2% at December 31, 2015. As shown in Table 17, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at September 30, 2016 were investment grade securities. As of September 30, 2016, the trading portfolio also included $6.1 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2015—$6.0 million). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $113 thousand for the quarter ended September 30, 2016 and a trading account loss of $398 thousand for the quarter ended September 30, 2015.

Table 17—Trading Portfolio

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$52,404	4.67%	$51,155	5.22%
Collateralized mortgage obligations	1,371	5.27	2,054	5.06
Puerto Rico government obligations	4,523	2.67	4,590	5.41
Interest-only strips	623	12.26	687	12.10
Other	13,663	2.29	13,173	3.31

Total	$72,584	4.17%	$71,659	4.94%

[1]	Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.4 million for the last week in September 2016. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

The fair value of assets and liabilities may include market or credit related adjustments, where appropriate. During the quarter ended September 30, 2016, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.1 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.1 million from the assessment of the counterparties’ credit risk. During the nine months ended September 30, 2016, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.3 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.1 million resulting from the Corporation’s own credit standing adjustment and a gain of $0.2 million from the assessment of the counterparties’ credit risk.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 26 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At September 30, 2016, approximately $ 7.7 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 16 million at September 30, 2016, of which $ 7 million were Level 3 assets and $ 9 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

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

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2016, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance. In addition, during the quarter and nine months ended September 30, 2016, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers for its trading account securities and investment securities available-for-sale.

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

During the nine months ended September 30, 2016, the Corporation declared quarterly dividends on its common stock of $ 0.15 per share, for a total of $ 46.7 million. The quarterly dividend declared to shareholders of record as of the close of business on September 9, 2016, which amounted to $15.6 million, was paid on October 3, 2016.

As discussed in Note 5—Business Combinations, on February 27, 2015 the Corporation acquired certain assets and all deposits (except brokered deposits) from Doral Bank. This included approximately $ 1.5 billion in loans, approximately $ 173 million in securities available-for-sale and $ 2.2 billion in deposits.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 78% of the Corporation’s total assets at September 30, 2016 and December 31, 2015. The ratio of total ending loans to deposits was 77% at September 30, 2016, compared to 85% at December 31, 2015. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At September 30, 2016, these borrowings consisted primarily of $ 765 million in assets sold under agreement to repurchase, $697 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $ 444 million in term notes (net of debt issuance cost) issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 18 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

During the nine months ended September 30, 2016, BPPR declared cash dividends of $59.1 million, a portion of which was used by Popular, Inc. for the payment of the quarterly cash dividends on its outstanding common stock, as mentioned above.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 13 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 25.5 billion, or 84% of total deposits, at September 30, 2016, compared with $22.0 billion, or 81% of total deposits, at December 31, 2015. Core deposits financed 72% of the Corporation’s earning assets at September 30, 2016, compared with 69% at December 31, 2015.

Certificates of deposit with denominations of $100,000 and over at September 30, 2016 totaled $ 4.2 billion, or 14% of total deposits (December 31, 2015—$4.2 billion, or 15% of total deposits). Their distribution by maturity at September 30, 2016 is presented in the table that follows:

Table 18 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,621,479
3 to 6 months	500,550
6 to 12 months	597,960
Over 12 months	1,513,350

Total	$4,233,339

At September 30, 2016 approximately 2% of the Corporation’s assets were financed by brokered deposits, as compared to 4% at December 31, 2015. The Corporation had $ 674 million in brokered deposits at September 30, 2016, compared with $1.3 billion at December 31, 2015. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At September 30, 2016 and December 31, 2015, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.9 billion, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $697 million at September 30, 2016 and $762 million at December 31, 2015. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At September 30, 2016 the credit facilities authorized with the FHLB were collateralized by $5.0 billion in loans held-in-portfolio, compared with $4.7 billion at December 31, 2015. Refer to Note 18 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At September 30, 2016 and December 31, 2015, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.2 billion and $1.3 billion, respectively, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At September 30, 2016 and December 31, 2015, this credit facility with the Fed was collateralized by $2.3 billion and $2.5 billion, respectively, in loans held-in-portfolio.

At September 30, 2016, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

During nine months ended September 30, 2016, PIHC received $59.1 million in dividends from BPPR and $ 3.5 million in dividends from EVERTEC’s parent company. PIHC also received $19 million in dividends from its non-banking subsidiaries. In addition, during the nine months ended September 30, 2016 the holding companies received $12.1 million in dividends from its investment in BHD Leon.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the nine months ended September 30, 2016, the Corporation declared quarterly dividends on its common stock of $ 0.15 per share, for a total of $ 46.7 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $ 2.8 million for the nine months ended September 30, 2016.

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

The outstanding balance of notes payable at the BHC’s amounted to $884 million at September 30, 2016 and $882 million at December 31, 2015, net of debt issuance cost. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings. The contractual maturities of the BHC’s notes payable at September 30, 2016 are presented in the following table.

Table 19 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2016	$—
2017	—
2018	—
2019	444,267
2020	—
Later years	439,317

Total	$883,584

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended September 30, 2016.

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $ 2.7 billion at September 30, 2016 and $3.0 billion at December 31, 2015. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $15 million in deposits at September 30, 2016 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $2 million at September 30, 2016, with the Corporation providing collateral totaling $4 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $67 million at September 30, 2016. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 20.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of September 30, 2016.

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

The Corporation continued to experience stable credit trends despite challenging economic conditions in Puerto Rico. The shift in the composition and the risk profile of the credit portfolios over the last few years has better positioned the Corporation to operate in the Island’s environment. The Corporation continues to closely monitor changes in credit quality trends and is focused on taking measures to minimize risks. The U.S. operation continued to reflect positive results with strong growth and favorable credit quality metrics.

Non-performing assets, excluding covered loans and OREO, decreased by $38 million when compared with December 31, 2015, mainly attributed to a reduction in the non-performing loans held-for-sale of $45 million, mostly related to the sale of the Puerto Rico Electric Power Authority (“PREPA”) loan transferred to held-for-sale in the second quarter of 2015. Non-performing loans held-in-portfolio decreased by $22 million from December 31, 2015, mostly driven by lower commercial and mortgage NPLs by $11 million and $6 million, respectively. These reductions were in part offset by higher OREOs by $30 million from December 31, 2015. Table 20 presents the information of non-performing assets.

At September 30, 2016, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $487 million in the Puerto Rico operations and $24 million in the U.S. operations. These figures compare to $504 million in the Puerto Rico operations and $22 million in the U.S. operations at December 31, 2015. In addition to the non-performing loans included in Table 20 at September 30, 2016, there were $146 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $160 million at December 31, 2015.

Table 20 - Non-Performing Assets

	September 30, 2016				December 31, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]
Commercial	$167,047	$3,524	$170,571	1.6%	$177,902	$3,914	$181,816	1.8%
Construction	—	—	—	—	3,550	—	3,550	0.5
Legacy[1]	—	3,450	3,450	7.2	—	3,649	3,649	5.7
Leasing	2,878	—	2,878	0.4	3,009	—	3,009	0.5
Mortgage	331,346	14,430	345,776	5.1	337,933	13,538	351,471	5.0
Consumer	49,967	6,683	56,650	1.5	52,440	5,864	58,304	1.5

Total non-performing loans held-in- portfolio, excluding covered loans	551,238	28,087	579,325	2.6%	574,834	26,965	601,799	2.7%
Non-performing loans held-for-sale [2]	—	—	—		44,696	473	45,169
Other real estate owned (“OREO”), excluding covered OREO	181,813	3,015	184,828		151,499	3,732	155,231

Total non-performing assets, excluding covered assets	$733,051	$31,102	$764,153		$771,029	$31,170	$802,199
Covered loans and OREO [3]	41,211	—	41,211		40,571	—	40,571

Total non-performing assets	$774,262	$31,102	$805,364		$811,600	$31,170	$842,770

Accruing loans past due 90 days or more[5] [6]	$418,652	$—	$418,652		$446,725	$—	$446,725

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.19	0.53	2.56%		3.27	0.56	2.69%
Allowance for loan losses to loans held-in-portfolio	2.80	0.78	2.33		2.67	0.69	2.25
Allowance for loan losses to non-performing loans, excluding held-for-sale	87.81	147.93	90.73		81.75	122.43	83.57

Ratios including covered loans:
Non-performing assets to total assets	2.53	0.37	2.06%		2.91	0.40	2.36%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.11	0.53	2.52		3.18	0.56	2.63
Allowance for loan losses to loans held-in-portfolio	2.88	0.78	2.40		2.77	0.69	2.34
Allowance for loan losses to non-performing loans, excluding held-for-sale	92.66	147.93	95.32		87.11	122.43	88.68

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	There were no non-performing loans held-for-sale s as of September 30, 2016 (December 31, 2015 - $45 million in commercial loans and $95 thousand in construction loans).
[3]	The amount consists of $4 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $37 million in covered OREO as of September 30, 2016 (December 31, 2015 - $4 million and $37 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $588 million in covered loans at September 30, 2016 (December 31, 2015 - $646 million).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $289 million at September 30, 2016 (December 31, 2015 - $349 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $174 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2016 (December 31, 2015 - $164 million). Furthermore, the Corporation has approximately $72 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2015 - $70 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $7.0 billion at September 30, 2016, of which $2.1 billion was secured with owner occupied properties, compared with $6.6 billion and $2.1 billion, respectively, at December 31, 2015. CRE non-performing loans, excluding covered loans, amounted to $136 million at September 30, 2016, compared with $142 million at December 31, 2015. The CRE non-performing loans ratios for the BPPR and BPNA segments were 2.90% and 0.09%, respectively, at September 30, 2016, compared with 3.00% and 0.03%, respectively, at December 31, 2015.

Table 21 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$498,665	$21,360	$520,025	$519,385	$21,101	$540,486
Plus:
New non-performing loans	101,010	8,369	109,379	307,456	40,966	348,422
Advances on existing non-performing loans	—	299	299	—	310	310
Reclassification from construction loans to commercial loans	2,436	—	2,436	2,436	—	2,436
Less:
Non-performing loans transferred to OREO	(16,621)	(428)	(17,049)	(41,590)	(873)	(42,463)
Non-performing loans charged-off	(18,384)	(2,281)	(20,665)	(60,207)	(3,376)	(63,583)
Loans returned to accrual status / loan collections	(66,277)	(5,915)	(72,192)	(226,651)	(36,724)	(263,375)
Reclassification from construction loans to commercial loans	(2,436)	—	(2,436)	(2,436)	—	(2,436)

Ending balance NPLs	$498,393	$21,404	$519,797	$498,393	$21,404	$519,797

Table 22 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2015			For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$502,928	$28,300	$531,228	$567,351	$13,144	$580,495
Plus:
New non-performing loans	185,161	16,335	201,496	423,075	48,588	471,663
Advances on existing non-performing loans	—	95	95	—	525	525
Reclassification from covered loans	—	—	—	8,075	—	8,075
Less:
Non-performing loans transferred to OREO	(9,303)	—	(9,303)	(27,082)	(314)	(27,396)
Non-performing loans charged-off	(29,302)	(1,467)	(30,769)	(105,637)	(3,308)	(108,945)
Loans returned to accrual status / loan collections	(78,962)	(15,544)	(94,506)	(250,264)	(32,954)	(283,218)
Loans transferred to held-for-sale	—	—	—	(44,996)	2,038	(42,958)
Non-performing loans from discontinued operations	—	(7,770)	(7,770)	—	(7,770)	(7,770)

Ending balance NPLs	$570,522	$19,949	$590,471	$570,522	$19,949	$590,471

For the quarter ended September 30, 2016, total non-performing loan inflows, excluding consumer loans, decreased by $92 million, or 46%, when compared to the inflows for the same quarter in 2015. Inflows of non-performing loans held-in-portfolio at the BPPR segment decreased by $84 million, or 45%, compared to the inflows for the third quarter of 2015, mostly related to lower commercial inflows by $79 million. The inflows for the third quarter of 2015 were impacted by a small number of large commercial loans, including a single $49 million credit relationship. Inflows of non-performing loans held-in-portfolio at the BPNA segment decreased by $8 million, or 47%, from the same period in 2015, mostly driven by lower commercial inflows.

Table 23 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$172,584	$3,031	$175,615	$177,902	$3,914	$181,816
Plus:
New non-performing loans	12,520	1,609	14,129	60,206	18,927	79,133
Advances on existing non-performing loans	—	164	164	—	173	173
Reclassification from construction loans to commercial loans	2,436	—	2,436	2,436	—	2,436
Less:
Non-performing loans transferred to OREO	(2,223)	—	(2,223)	(5,141)	—	(5,141)
Non-performing loans charged-off	(7,918)	(141)	(8,059)	(28,086)	(776)	(28,862)
Loans returned to accrual status / loan collections	(10,352)	(1,139)	(11,491)	(40,270)	(18,714)	(58,984)

Ending balance NPLs	$167,047	$3,524	$170,571	$167,047	$3,524	$170,571

Table 24 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2015			For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$179,399	$10,895	$190,294	$257,910	$2,315	$260,225
Plus:
New non-performing loans	91,393	2,125	93,518	135,911	11,541	147,452
Advances on existing non-performing loans	—	6	6	—	389	389
Reclassification from covered loans	—	—	—	7,395	—	7,395
Less:
Non-performing loans transferred to OREO	(853)	—	(853)	(5,490)	—	(5,490)
Non-performing loans charged-off	(13,999)	(229)	(14,228)	(74,178)	(1,054)	(75,232)
Loans returned to accrual status / loan collections	(20,045)	(1,525)	(21,570)	(40,657)	(1,919)	(42,576)
Loans transferred to held-for-sale	—	—	—	(44,996)	—	(44,996)
Other transfers out of non-performing	—	(7,770)	(7,770)	—	(7,770)	(7,770)

Ending balance NPLs	$235,895	$3,502	$239,397	$235,895	$3,502	$239,397

Table 25 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$2,423	$100	$2,523	$3,550	$—	$3,550
Plus:
New non-performing loans	1,150	—	1,150	1,543	671	2,214
Less:
Non-performing loans transferred to OREO	—	—	—	(304)	—	(304)
Non-performing loans charged-off	(985)	—	(985)	(1,103)	—	(1,103)
Loans returned to accrual status / loan collections	(152)	(100)	(252)	(1,250)	(671)	(1,921)
Reclassification from construction loans to commercial loans	(2,436)	—	(2,436)	(2,436)	—	(2,436)

Ending balance NPLs	$—	$—	$—	$—	$—	$—

Table 26 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2015			For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$4,756	$671	$5,427	$13,812	$—	$13,812
Plus:
New non-performing loans	—	7,745	7,745	456	8,416	8,872
Reclassification from covered loans	—	—	—	112	—	112
Less:
Non-performing loans transferred to OREO	—	—	—	(2,194)	—	(2,194)
Non-performing loans charged-off	(91)	—	(91)	(91)	—	(91)
Loans returned to accrual status / loan collections	(1,060)	(8,416)	(9,476)	(8,490)	(8,416)	(16,906)

Ending balance NPLs	$3,605	$—	$3,605	$3,605	$—	$3,605

Table 27 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$323,658	$14,390	$338,048	$337,933	$13,538	$351,471
Plus:
New non-performing loans	87,340	6,715	94,055	245,707	20,167	265,874
Less:
Non-performing loans transferred to OREO	(14,398)	(384)	(14,782)	(36,145)	(829)	(36,974)
Non-performing loans charged-off	(9,481)	(1,994)	(11,475)	(31,018)	(2,400)	(33,418)
Loans returned to accrual status / loan collections	(55,773)	(4,297)	(60,070)	(185,131)	(16,046)	(201,177)

Ending balance NPLs	$331,346	$14,430	$345,776	$331,346	$14,430	$345,776

Table 28 - Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2015			For the nine months ended September 30, 2015
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$318,773	$12,048	$330,821	$295,629	$9,284	$304,913
Plus:
New non-performing loans	93,768	5,816	99,584	286,708	23,905	310,613
Reclassification from covered loans	—	—	—	568	—	568
Less:
Non-performing loans transferred to OREO	(8,450)	—	(8,450)	(19,398)	(314)	(19,712)
Non-performing loans charged-off	(15,212)	(517)	(15,729)	(31,368)	(959)	(32,327)
Loans returned to accrual status / loan collections	(57,857)	(4,959)	(62,816)	(201,117)	(21,566)	(222,683)
Loans transferred to held-for-sale	—	—	—	—	2,038	2,038

Ending balance NPLs	$331,022	$12,388	$343,410	$331,022	$12,388	$343,410

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to the Corporation’s 2015 Annual Report on Form 10K for a description of the Corporation’s allowance for loan losses methodology. Also, refer to Note 10 of the accompanying financial statements for a description of the annual review of the components of the allowance for loan losses and principal updates made to its methodology during the third quarter of 2016.

Refer to Tables 29 and 30 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters and nine months ended September 30, 2016 and 2015.

Table 29 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended September 30,
	2016	2016	2016	2015	2015	2015
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$518,139	$30,581	$548,720	$512,739	$38,074	$550,813
Provision for loan losses	42,594	750	43,344	69,568	(2,890)	66,678

	560,733	31,331	592,064	582,307	35,184	617,491

Charged-offs:
BPPR
Commercial	13,799	—	13,799	16,845	—	16,845
Construction	951	—	951	451	—	451
Leases	1,429	—	1,429	1,485	—	1,485
Mortgage	16,002	973	16,975	16,263	790	17,053
Consumer	25,470	411	25,881	29,625	76	29,701

Total BPPR charged-offs	57,651	1,384	59,035	64,669	866	65,535

BPNA
Commercial	155	—	155	308	—	308
Legacy[1]	145	—	145	804	—	804
Mortgage	2,022	—	2,022	768	—	768
Consumer	2,884	—	2,884	1,826	—	1,826

Total BPNA charged-offs	5,206	—	5,206	3,706	—	3,706

Popular, Inc.
Commercial	13,954	—	13,954	17,153	—	17,153
Construction	951	—	951	451	—	451
Leases	1,429	—	1,429	1,485	—	1,485
Legacy	145	—	145	804	—	804
Mortgage	18,024	973	18,997	17,031	790	17,821
Consumer	28,354	411	28,765	31,451	76	31,527

Total charge-offs	62,857	1,384	64,241	68,375	866	69,241

Recoveries:
BPPR
Commercial	10,600	—	10,600	7,673	—	7,673
Construction	65	—	65	3,099	—	3,099
Leases	613	—	613	591	—	591
Mortgage	765	312	1,077	739	189	928
Consumer	12,649	3	12,652	5,322	2	5,324

Total BPPR recoveries	24,692	315	25,007	17,424	191	17,615

BPNA
Commercial	1,328	—	1,328	2,267	—	2,267
Legacy[1]	665	—	665	1,407	—	1,407
Mortgage	80	—	80	(19)	—	(19)
Consumer	952	—	952	994	—	994

Total BPNA recoveries	3,025	—	3,025	4,649	—	4,649

Popular, Inc.
Commercial	11,928	—	11,928	9,940	—	9,940
Construction	65	—	65	3,099	—	3,099
Leases	613	—	613	591	—	591
Legacy	665	—	665	1,407	—	1,407

Mortgage	845	312	1,157	720	189	909
Consumer	13,601	3	13,604	6,316	2	6,318

Total recoveries	27,717	315	28,032	22,073	191	22,264

Net loans charged-offs (recovered):
BPPR
Commercial	3,199	—	3,199	9,172	—	9,172
Construction	886	—	886	(2,648)	—	(2,648)
Leases	816	—	816	894	—	894
Mortgage	15,237	661	15,898	15,524	601	16,125
Consumer	12,821	408	13,229	24,303	74	24,377

Total BPPR net loans charged-offs (recovered)	32,959	1,069	34,028	47,245	675	47,920

BPNA
Commercial	(1,173)	—	(1,173)	(1,959)	—	(1,959)
Legacy[1]	(520)	—	(520)	(603)	—	(603)
Mortgage	1,942	—	1,942	787	—	787
Consumer	1,932	—	1,932	832	—	832

Total BPNA net loans charged-offs (recovered)	2,181	—	2,181	(943)	—	(943)

Popular, Inc.
Commercial	2,026	—	2,026	7,213	—	7,213
Construction	886	—	886	(2,648)	—	(2,648)
Leases	816	—	816	894	—	894
Legacy	(520)	—	(520)	(603)	—	(603)
Mortgage	17,179	661	17,840	16,311	601	16,912
Consumer	14,753	408	15,161	25,135	74	25,209

Total net loans charged-offs (recovered)	35,140	1,069	36,209	46,302	675	46,977

Balance at end of period	$525,593	$30,262	$555,855	$536,005	$34,509	$570,514

Specific ALLL	$129,057	$—	$129,057	$156,848	$—	$156,848

General ALLL	$396,536	$30,262	$426,798	$379,157	$34,509	$413,666

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[4]	0.63%	0.63%	0.83%	0.82%
Provision for loan losses to net charge-offs[4]	1.21	x	1.20	x	1.50	x	1.42	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Represents the allowance transfer of covered to non-covered loans at June 30, 2015.
[3]	Net recoveries (write-downs) are related to loans sold or reclassified to held-for-sale.
[4]	Excluding provision for loan losses and net recoveries (write-downs) related to loans sold or reclassified to held-for-sale.

Table 30 - Allowance for Loan Losses and Selected Loan Losses Statistics—Year-to-date Activity

	Nine months ended September 30,
	2016	2016	2016	2015	2015	2015
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$502,935	$34,176	$537,111	$519,719	$82,073	$601,792
Provision (reversal) for loan losses	130,202	(1,551)	128,651	159,747	23,200	182,947

	633,137	32,625	665,762	679,466	105,273	784,739

Charged-offs:
BPPR
Commercial	47,256	—	47,256	49,740	37,936	87,676
Construction	3,026	—	3,026	2,645	25,086	27,731
Leases	4,435	—	4,435	4,415	—	4,415
Mortgage	45,924	3,078	49,002	38,597	4,695	43,292
Consumer	78,860	17	78,877	83,507	843	84,350

Total BPPR charged-offs	179,501	3,095	182,596	178,904	68,560	247,464

BPNA
Commercial	1,040	—	1,040	1,190	—	1,190
Legacy[1]	388	—	388	1,758	—	1,758
Mortgage	2,595	—	2,595	1,329	—	1,329
Consumer	8,194	—	8,194	7,318	—	7,318

Total BPNA charged-offs	12,217	—	12,217	11,595	—	11,595

Popular, Inc.
Commercial	48,296	—	48,296	50,930	37,936	88,866
Construction	3,026	—	3,026	2,645	25,086	27,731
Leases	4,435	—	4,435	4,415	—	4,415
Legacy	388	—	388	1,758	—	1,758
Mortgage	48,519	3,078	51,597	39,926	4,695	44,621
Consumer	87,054	17	87,071	90,825	843	91,668

Total charge-offs	191,718	3,095	194,813	190,499	68,560	259,059

Recoveries:
BPPR
Commercial	35,706	—	35,706	18,707	6,504	25,211
Construction	5,055	—	5,055	6,497	4,700	11,197
Leases	1,547	—	1,547	1,779	—	1,779
Mortgage	2,527	722	3,249	1,861	635	2,496
Consumer	24,838	10	24,848	20,897	817	21,714

Total BPPR recoveries	69,673	732	70,405	49,741	12,656	62,397

BPNA
Commercial	3,273	—	3,273	4,507	—	4,507
Legacy[1]	2,048	—	2,048	4,159	—	4,159
Mortgage	407	—	407	212	—	212
Consumer	3,328	—	3,328	3,250	—	3,250

Total BPNA recoveries	9,056	—	9,056	12,128	—	12,128

Popular, Inc.
Commercial	38,979	—	38,979	23,214	6,504	29,718
Construction	5,055	—	5,055	6,497	4,700	11,197
Leases	1,547	—	1,547	1,779	—	1,779
Legacy	2,048	—	2,048	4,159	—	4,159

Mortgage	2,934	722	3,656	2,073	635	2,708
Consumer	28,166	10	28,176	24,147	817	24,964

Total recoveries	78,729	732	79,461	61,869	12,656	74,525

Net loans charged-offs (recovered):
BPPR
Commercial	11,550	—	11,550	31,033	31,432	62,465
Construction	(2,029)	—	(2,029)	(3,852)	20,386	16,534
Leases	2,888	—	2,888	2,636	—	2,636
Mortgage	43,397	2,356	45,753	36,736	4,060	40,796
Consumer	54,022	7	54,029	62,610	26	62,636

Total BPPR net loans charged-offs (recovered)	109,828	2,363	112,191	129,163	55,904	185,067

BPNA
Commercial	(2,233)	—	(2,233)	(3,317)	—	(3,317)
Legacy[1]	(1,660)	—	(1,660)	(2,401)	—	(2,401)
Mortgage	2,188	—	2,188	1,117	—	1,117
Consumer	4,866	—	4,866	4,068	—	4,068

Total BPNA net loans charged-offs (recovered)	3,161	—	3,161	(533)	—	(533)

Popular, Inc.
Commercial	9,317	—	9,317	27,716	31,432	59,148
Construction	(2,029)	—	(2,029)	(3,852)	20,386	16,534
Leases	2,888	—	2,888	2,636	—	2,636
Legacy	(1,660)	—	(1,660)	(2,401)	—	(2,401)
Mortgage	45,585	2,356	47,941	37,853	4,060	41,913
Consumer	58,888	7	58,895	66,678	26	66,704

Total net loans charged-offs (recovered)	112,989	2,363	115,352	128,630	55,904	184,534

Allowance transferred from covered to non-covered loans [2]	—	—	—	13,037	(13,037)	—

Net recoveries (write-downs)[3]	5,445	—	5,445	(27,868)	(1,823)	(29,691)

Balance at end of period	$525,593	$30,262	$555,855	$536,005	$34,509	$570,514

Specific ALLL	$129,057	$—	$129,057	$156,848	$—	$156,848

General ALLL	$396,536	$30,262	$426,798	$379,157	$34,509	$413,666

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[4]	0.67%	0.67%	0.78%	1.07%
Provision for loan losses to net charge-offs[4]	1.15	x	1.12	x	1.23	x	0.99	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Represents the allowance transfer of covered to non-covered loans at June 30, 2015.
[3]	Net recoveries (write-downs) are related to loans sold or reclassified to held-for-sale.
[4]	Excluding provision for loan losses and net recoveries (write-down) related to loans sold or reclassified to held-for-sale.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine months ended September 30, 2016 and 2015.

Table 31 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended
	September 30, 2016			September 30, 2015
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	0.18%	(0.15)%	0.08%	0.49%	(0.31)%	0.29%
Construction	3.34	—	0.48	(9.84)	—	(1.52)
Leases	0.49	—	0.49	0.60	—	0.60
Legacy	—	(4.26)	(4.26)	—	(3.43)	(3.43)
Mortgage	1.04	0.94	1.03	1.01	0.33	0.92
Consumer	1.55	1.41	1.53	2.88	0.74	2.63

Total annualized net charge-offs to average loans held-in-portfolio	0.77%	0.17%	0.63%	1.07%	(0.08)%	0.83%

	Nine months ended
	September 30, 2016			September 30, 2015
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	0.21%	(0.10)%	0.12%	0.54%	(0.19)%	0.37%
Construction	(2.52)	—	(0.38)	(3.75)	—	(0.83)
Leases	0.59	—	0.59	0.60	—	0.60
Legacy	—	(4.11)	(4.11)	—	(4.53)	(4.53)
Mortgage	0.98	0.34	0.90	0.82	0.15	0.73
Consumer	2.17	1.21	2.04	2.47	1.18	2.31

Total annualized net charge-offs to average loans held-in-portfolio	0.85%	0.08%	0.67%	0.97%	(0.02)%	0.78%

Net charge-offs, excluding covered loans, for the quarter ended September 30, 2016, decreased by $11.2 million, when compared to the third quarter of 2015, mainly driven by the BPPR segment with lower consumer net charge-offs of $11.5 million mostly due to a $7.1 million recovery related to the sale of previously charged-off credit cards and personal loans. For the quarter ended September 30, 2016, total net charge-offs for individually evaluated impaired loans amounted to approximately $12.3 million related to the BPPR segment.

Table 32 - Composition of ALLL

September 30, 2016
(Dollars in thousands)	Commercial	Construction	Legacy [2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$58,527	$—	$—	$540	$45,557	$24,433	$129,057
Impaired loans [1]	$328,868	$—	$—	$1,899	$496,868	$110,929	$938,564
Specific ALLL to impaired loans [1]	17.80%	—%	—%	28.44%	9.17%	22.03%	13.75%

General ALLL	$165,639	$9,942	$1,682	$7,375	$93,971	$117,927	$396,536
Loans held-in-portfolio, excluding impaired loans [1]	$10,208,312	$731,352	$47,914	$680,911	$6,277,639	$3,711,280	$21,657,408
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.62%	1.36%	3.51%	1.08%	1.50%	3.18%	1.83%

Total ALLL	$224,166	$9,942	$1,682	$7,915	$139,528	$142,360	$525,593
Total non-covered loans held-in-portfolio [1]	$10,537,180	$731,352	$47,914	$682,810	$6,774,507	$3,822,209	$22,595,972
ALLL to loans held-in-portfolio [1]	2.13%	1.36%	3.51%	1.16%	2.06%	3.72%	2.33%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At September 30, 2016, the general allowance on the covered loans amounted to $30.3 million.

Table 33 - Composition of ALLL

December 31, 2015
(Dollars in thousands)	Commercial	Construction	Legacy[2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$49,243	$264	$—	$573	$44,029	$23,963	$118,072
Impaired loans [1]	$337,133	$2,481	$—	$2,404	$471,932	$111,836	$925,786
Specific ALLL to impaired loans [1]	14.61%	10.64%	—%	23.84%	9.33%	21.43%	12.75%

General ALLL	$147,590	$8,605	$2,687	$10,420	$89,283	$126,278	$384,863
Loans held-in-portfolio, excluding impaired loans [1]	$9,762,030	$678,625	$64,436	$625,246	$6,564,149	$3,725,843	$21,420,329
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.51%	1.27%	4.17%	1.67%	1.36%	3.39%	1.80%

Total ALLL	$196,833	$8,869	$2,687	$10,993	$133,312	$150,241	$502,935
Total non-covered loans held-in-portfolio [1]	$10,099,163	$681,106	$64,436	$627,650	$7,036,081	$3,837,679	$22,346,115
ALLL to loans held-in-portfolio [1]	1.95%	1.30%	4.17%	1.75%	1.89%	3.91%	2.25%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2015, the general allowance on the covered loans amounted to $34.2 million.

Non-covered loans portfolio

At September 30, 2016, the allowance for loan losses, increased by $23 million when compared with December 31, 2015, mostly driven by higher reserves for both BPPR and BPNA portfolios of $14 million and $9 million, respectively.

At September 30, 2016, the allowance for loan losses at the BPPR segment increased to $484 million, or 2.80% of non-covered loans held-in-portfolio, compared with $470 million, or 2.67% of non-covered loans held-in-portfolio, at December 31, 2015. This increase includes an impact of $9 million related to the annual recalibration of the environmental factors adjustment. The ratio of the allowance to non-performing loans held-in-portfolio was 87.81% at September 30, 2016, compared with 81.75% at December 31, 2015.

The allowance for loan losses at the BPNA segment increased to $42 million, or 0.78% of loans held-in-portfolio, compared with $33 million, or 0.69% of loans held-in-portfolio, at December 31, 2015, mainly driven by portfolio growth. Credit trends for the BPNA segment continued strong with minimal non-performing loans and net charge-offs. The effect of the recalibration was immaterial for the BPNA segment.

The ratio of the allowance to non-performing loans held-in-portfolio was 147.94% at September 30, 2016, compared with 122.43% at December 31, 2015.

Covered loans portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $30 million at September 30, 2016, compared to $34 million at December 31, 2015. This allowance covers the estimated credit loss exposure primarily related to acquired loans accounted for under ASC Subtopic 310-30.

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

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, amounted to $1.2 billion at September 2016, increasing by $58 million, or 5%, from December 31, 2015. TDRs in accruing status increased by $72 million from December 31, 2015, due to sustained borrower performance, while non-accruing TDRs decreased by $14 million.

Refer to Note 10 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The tables that follow present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2016 and December 31, 2015.

Table 34 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

September 30, 2016
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	116	$276,361	21%

[1]	Based on outstanding balance of total impaired loans.

December 31, 2015
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	118	$281,478	29%

[1]	Based on outstanding balance of total impaired loans.

Geographic and government risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 35 to the consolidated financial statements. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into recession in the second quarter of 2006. Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), grew by 0.5% in fiscal year 2012 (likely as a result of the large amount of governmental stimulus and deficit spending in that fiscal year) and decreased by 0.2%, 0.9%, and 0.6% in fiscal years 2013, 2014, and 2015, respectively. According to the Puerto Rico Planning Board’s baseline scenario projections, for fiscal years 2016 and 2017, gross national product is projected to further contract by 1.2% and 2%, respectively. The latest Government Development Bank for Puerto Rico (“GDB”) Economic Activity Index, which is an indicator of general economic activity and not a direct measurement of gross national product, reflected a 1.4% reduction in the average for fiscal year 2016, compared to the prior fiscal year. During the first two months of fiscal year 2017 (July and August 2016), the Economic Activity Index reflected a 1.3% reduction in the average when compared to the same period of the prior fiscal year.

The Commonwealth is experiencing a severe fiscal and economic crisis resulting from persistent and significant budget deficits, a high debt burden, continuing economic contraction and lack of access to the capital markets, among other factors. The Commonwealth is also currently facing a grave liquidity crisis and has been forced to implement extraordinary measures in order to continue to fund its operational expenses and provide essential services to its residents. Budget deficits and intra-year cash flow variances were historically covered with bond financings, tax and revenue anticipation notes, loans from GDB and extraordinary one-time revenue measures. As a result of, among other factors, multiple downgrades of the Commonwealth and its instrumentalities’ obligations to below investment grade ratings since February 2014, GDB’s liquidity constraints, and the Commonwealth’s fiscal situation, the Commonwealth’s ability to finance intra-year cash flow variances and budget deficits is and is expected to remain very limited, if any.

Recent Extraordinary Liquidity Preservation and Enhancement Measures and Defaults in Debt Service Payments

Recent extraordinary measures taken by the Commonwealth in order to address its liquidity crisis have included, among others: (i) the enactment of Act 21-2016, as amended, known as the Puerto Rico Emergency Moratorium and Rehabilitation Act (the “Moratorium Act”) and the suspension of certain payments and transfers in respect of the Commonwealth and several of its instrumentalities’ financial obligations thereunder, as further explained below, (ii) the retention by the Commonwealth of certain revenues assigned to particular public corporations and the redirection of such revenues for the payment of essential government services or general obligation debt, (iii) the delay of the payment of third-party payables and amounts due to public corporations; (iv) the deferral of the disbursement of certain budgetary appropriations; (v) the reduction in the Commonwealth’s employer contributions to the retirement systems, (vi) the delay of the payment of income tax refunds, (vii) the enactment of Act 66-2014, a fiscal emergency law that freezes benefits under collective bargaining agreements and formula appropriations to various governmental entities and other branches of the central government, and (viii) the enactment of various revenue raising measures, including an increase in the sales and use tax (“SUT”) from 7% to 11.5% and the implementation of a Commonwealth SUT of 4% with respect to certain business-to-business services.

The Government has stated that some of these measures are unsustainable and have significant negative economic effects. Also, the Commonwealth has indicated that it expects that these measures will not be sufficient to address the Commonwealth’s liquidity needs and that it will need to implement additional extraordinary measures.

As stated above, since April 2016, the Governor has adopted several executive orders pursuant to the Moratorium Act ordering, among other things, (i) the prohibition of the disbursement of loans by GDB, (ii) stringent restrictions on the withdrawal of deposits from GDB, including deposits of the Commonwealth’s municipalities, which only permit the withdrawal of funds necessary to provide essential services, and (iii) the suspension of payments and transfers with respect to certain debt obligations of the Commonwealth, Puerto Rico Public Buildings Authority (“PBA”), GDB, Puerto Rico Highways and Transportation Authority (“HTA”), Puerto Rico Infrastructure Financing Authority (“PRIFA”), Convention Center District Authority (“CCDA”), and Puerto Rico Public Finance Corporation (“PFC”). Consistent with the provisions of Moratorium Act and the executive orders issued thereunder, the approved budget for the Commonwealth for fiscal year 2017 does not allocate funds for the payment of debt service on the Commonwealth’s general obligation debt or other debt payable from Commonwealth appropriations.

As a result of the Commonwealth’s liquidity constraints, the redirection (or “clawback”) of certain revenues assigned to various public corporations, the non-appropriation of funds for the payment of debt service, and the executive orders issued under the Moratorium Act, as applicable, the Commonwealth and certain of its public corporations have failed to make certain debt service payments or required deposits to bond debt service and/or reserve accounts. The following entities have not made payment of principal and/or interest in full on certain of their respective bonds and notes as of the date hereof: the Commonwealth, GDB, PBA, PRIFA, PFC, and HTA (with respect to certain subordinated bonds). Certain other entities have not made scheduled deposits required under the governing bond documentation, including: HTA, CCDA, PRIFA, the Employees Retirement System, and the University of Puerto Rico (“UPR”). The Governor has not taken action under the Moratorium Act with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA’”) and COFINA continues to make debt service payments when due.

Reports on the Commonwealth’s Fiscal and Economic Crisis Prepared Prior to the Enactment of PROMESA

In response to the continued fiscal and economic challenges, in 2015 the Government of Puerto Rico engaged a group of former International Monetary Fund economists to analyze the Commonwealth’s economic and financial stability and growth prospects. The group’s final report, commonly known as the “Krueger Report,” was delivered to the Governor of Puerto Rico on June 28, 2015 and states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency, debt sustainability, and institutional credibility. Some of the report’s principal conclusions are as follows: (i) the economic problems of Puerto Rico are structural, not cyclical, and are not going away without structural reforms, (ii) fiscal deficits are much larger than assumed and are set to deteriorate, (iii) the central government deficits (as measured in the report) over the coming years imply an unsustainable trajectory of large financing gaps, and (iv) Puerto Rico’s public debt cannot be made sustainable without growth, nor can growth occur in the face of structural obstacles and doubts about debt sustainability.

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

In June 2015, the Governor of Puerto Rico issued an Executive Order to create the Puerto Rico Fiscal and Economic Recovery Working Group (the “Working Group”). The Working Group was created to consider the measures necessary, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and to develop and recommend to the Governor of Puerto Rico a fiscal and economic adjustment plan.

The Working Group initially presented to the Governor a draft of its proposed Fiscal and Economic Growth Plan (“FEGP”) in September 2015, which was subsequently revised in January 2016. The Commonwealth commenced to consensually renegotiate its debts and those of certain of its instrumentalities based on the FEGP but such negotiations did not result in a definitive agreement with its creditors prior to the enactment of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), discussed below, because of, among other things, the large amount of targeted debt and number of creditors and extremely complex nature of these credits.

PROMESA and the Commonwealth’s Fiscal Plan

On June 30, 2016, President Obama signed PROMESA into law. PROMESA established a seven-member oversight board with broad powers over the finances of the Commonwealth and its instrumentalities (the “Oversight Board”). On August 31, 2016, President Obama appointed the seven members of the Board, one of which is a resident of Puerto Rico. On August 31, 2016, the Governor appointed his representative on the Oversight Board, who serves as a non-voting ex officio member. Pursuant to PROMESA, the Oversight Board shall remain in place until market access is restored and balanced budgets are produced for four consecutive years.

Among other things, PROMESA provides for: (i) a stay on litigation to enforce remedies or rights related to outstanding liabilities of the Commonwealth, its political subdivisions, including municipalities, instrumentalities and public corporations and (ii) two separate processes for the restructuring of the debt obligations of such entities. PROMESA also includes other miscellaneous provisions, including relief from certain wage and hour laws and regulations and provisions for identification and expedited permitting of critical infrastructure projects. Notwithstanding the stay on litigation provisions of PROMESA, there are various lawsuits filed by creditors in the U.S. District Court for the District of Puerto Rico challenging the Commonwealth’s actions under the Moratorium Act and requesting that the court lift the stay under PROMESA.

During the first meeting of the Oversight Board, held on September 30, 2016, the Oversight Board announced the designation of a number of entities as covered entities under PROMESA, including the Commonwealth, all of its public corporations and retirement systems, UPR, and all affiliates and subsidiaries of the foregoing. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof.

The designation of an entity as a covered entity has various implications under PROMESA. First, it means that the Governor will have to submit such entity’s annual budgets and, if the Oversight Board so requests, its fiscal plans, to the Oversight Board for its review and approval. Second, covered territorial instrumentalities may not issue debt or guarantee, exchange, modify, repurchase, redeem, or enter into similar transactions with respect to their debts without the prior approval of the Oversight Board. Third, pursuant to certain contracting guidelines approved by the Oversight Board, prior Oversight Board approval is required in connection with any transaction undertaken by a covered entity that (i) is outside the ordinary course of business or (ii) has a material financial impact. Finally, covered entities could also potentially be eligible to use the restructuring procedures provided by PROMESA. The first, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agree, that agreement can bind all other creditors in such category. The second, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board. Access to either of these procedures is dependent on compliance with certain requirements established in PROMESA, including the approval of the Oversight Board.

PROMESA requires the Commonwealth to create a fiscal plan to bring the island back from its current financial situation and such fiscal plan must look forward at least five years, respect existing legal priorities and liens, and provide a method to achieve fiscal responsibility and access to the capital markets. The Commonwealth submitted its fiscal plan to the Oversight Board on October 14, 2016 (the “Fiscal Plan”).

The Fiscal Plan is based on five principles the Commonwealth believes are necessary in order to achieve economic recovery. These are: (i) end austerity measures that suppress economic growth, (ii) become more fiscally disciplined, (iii) regain competitiveness to attract businesses and investment, (iv) protect the most vulnerable citizens and (v) achieve debt sustainability. In addition to these five principles, the Commonwealth recognizes that only through a partnership with the federal government may Puerto Rico achieve the economic growth required to emerge from this crisis.

The Fiscal Plan projects that, under current policies, the cumulative financing gap during the next ten years will be approximately $58.7 billion, and that this financing gap could be reduced to approximately $5.7 billion though the successful implementation of certain revenue raising and expense reduction measures identified in the Fiscal Plan, assuming, among other things, the elimination of all debt service. Finally, the Fiscal Plan states that, if the Commonwealth successfully implements the measures identified therein and if federal healthcare funding is kept at the current level, the Commonwealth could have a cumulative surplus of approximately $18.8 billion during the next ten years, if payment of the full debt service of approximately $34.2 billion is excluded, and a financing gap of approximately $15.4 billion, if full payment of debt service is assumed.

The Fiscal Plan states that without a substantial debt restructuring resulting in a sustainable debt burden, Puerto Rico’s growth potential will continue to be hindered by the fear of future defaults, lower public and private investment and further outmigration. The Fiscal Plan does not include the debt of Puerto Rico’s municipalities. The Fiscal Plan contemplates, however, as part of the expense reduction measures, that the central government will gradually reduce subsidies provided to the municipalities. The Fiscal Plan is publicly available in the Oversight Board’s website.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. In addition, the measures taken to address the fiscal crisis and those that may have to be taken in the near future will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us and may negatively affect consumer confidence. Any reduction in consumer spending as a result of these issues may also adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal crisis, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At September 30, 2016, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 557 million, of which approximately $ 524 million is outstanding ($669 million and $ 578 million, respectively, at December 31, 2015). Of the amount outstanding, $ 448 million consists of loans and $ 76 million are securities ($ 502 million and $ 76 million, respectively, at December 31, 2015). Of the amount outstanding, $ 23 million represents obligations from the Government of Puerto Rico and public corporations, most of which have a specific source of income or revenues identified for their repayment ($ 76 million at December 31, 2015). The reduction in the Corporation’s direct exposure with respect to obligations from the Government of Puerto Rico and its public corporations corresponds, in large part, to the sale by the Corporation of its $40 million credit facility to PREPA, which was subject to restructuring negotiations. As a result, the Corporation is no longer directly exposed to PREPA credit risk. Some of the obligations of the Government of Puerto Rico and its public corporations still held by the Corporation consist of bonds and notes issued by public corporations that obtain revenues from rates charged for services or products. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $ 501 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($ 502 million at December 31, 2015). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. The Corporation performs periodic credit quality reviews on these issuers.

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

In addition, at September 30, 2016, the Corporation had $413 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($394 million at December 31, 2015). These included $330 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2015 - $316 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $51 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $32 million of industrial development notes ($50 million and $28 million, respectively, at December 31, 2015).

As further detailed in Notes 7 and 8 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $858 million of residential mortgages and $100 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2016. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the consolidated financial statements.

Adjusted results of operations – Non-GAAP Financial Measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors Adjusted net income of the Corporation and excludes the impact of certain transactions on the results of its operations. Management believes that adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. Adjusted net income is a non-GAAP financial measure. Refer to the following tables for a reconciliation of net income to adjusted net income for the quarters and nine months ended September 30, 2016, and 2015.

Table 35 - Adjusted Net Income for the Quarter Ended September 30, 2016 (Non-GAAP)

(Unaudited)
(In thousands)	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net Income			$46,810
Non-GAAP Adjustments:
FDIC arbitration award[1]	54,924	(10,985)	43,939
Goodwill impairment charge[2]	3,801	—	3,801

Adjusted net income (Non-GAAP)			$94,550

[1]	Represents the arbitration decision denying BPPR’s request for reimbursement in certain shared loss claims. Gains and losses related to assets acquired from Westernbank as part of the FDIC assisted transaction are subject to the capital gains tax rate of 20%.
[2]	Represents goodwill impairment charge in the Corporation’s securities subsidiary. The securities subsidiary is a limited liability company with a partnership election. Accordingly, its earnings flow through Popular, Inc., holding company, for income tax purposes. Since Popular, Inc. has a full valuation allowance on its deferred tax assets, this results in an effective tax rate of 0%.

Table 36 - Adjusted Net Income for the Quarter Ended September 30, 2015 (Non-GAAP)

(Unaudited)
(In thousands)	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net Income			$85,640
Non-GAAP Adjustments:
BPNA Reorganization[1]	490	—	490
Doral Transaction[2]	4,822	(1,050)	3,772
MSR’s Acquired[3]	(4,378)	1,707	(2,671)
Impairment of Loans Under Proposed Portfolio Sale[4]	10,126	(3,949)	6,177

Adjusted Net Income (Non-GAAP)			$93,408

[1]	Represents restructuring charges associated with the reorganization of BPNA. The impact of the partial reversal of the valuation allowance of the deferred tax asset at BPNA corresponding to the income for the year 2015 was reflected in the effective tax rate, effectively reducing the income tax expense by the benefit of such reversal.
[2]	Includes approximately $0.8 million of fees charged for loan servicing cost to the FDIC, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $0.8 million, building rent expense of Doral Bank’s administrative offices for $1.2 million and professional fees and business promotion expenses directly associated with the Doral Transaction and systems conversion for $3.7 million.
[3]	Represents the fair value of mortgage servicing rights acquired for a portfolio previously serviced by Doral Bank, for which the Corporation acted as a backup servicer, under a pre-existing contract.
[4]	Represents impairment based on the estimated fair value of loans acquired from Westernbank, that the Corporation has the intent to sell and are subject to the ongoing arbitration with the FDIC.

Table 37 - Adjusted Net Income for the Nine Months Ended September 30, 2016 (Non-GAAP)

(Unaudited)
(In thousands)	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net Income			$220,796
Non-GAAP Adjustments:
Impact of EVERTEC Restatement [1]	2,173	—	2,173
Bulk Sale of WB loans and OREO [2]	(891)	347	(544)
FDIC arbitration award[3]	54,924	(10,985)	43,939
Goodwill impairment charge[4]	3,801	—	3,801

Adjusted net income (Non-GAAP)			$270,165

[1]	Represents Popular Inc.’s proportionate share of the cumulative impact of EVERTEC restatement and other corrective adjustments to its financial statements, as disclosed in EVERTEC’s 2015 Annual Report on Form 10K. Due to the preferential tax rate on the income from EVERTEC, the tax effect of this transaction was insignificant to the Corporation.
[2]	Represents the impact of the bulk sale of Westernbank loans and OREO. Gains and losses related to assets acquired from Westernbank as part of the FDIC assisted transaction are subject to the capital gains tax rate of 20%.
[3]	Represents the arbitration decision denying BPPR’s request for reimbursement in certain shared loss claims. Gains and losses related to assets acquired from Westernbank as part of the FDIC assisted transaction are subject to the capital gains tax rate of 20%.
[4]	Represents goodwill impairment charge in the Corporation’s securities subsidiary. The securities subsidiary is a limited liability company with a partnership election. Accordingly, its earnings flow through Popular, Inc., holding company, for income tax purposes. Since Popular, Inc. has a full valuation allowance on its deferred tax assets, this results in an effective tax rate of 0%.

Table 38 - Adjusted Net Income for the Nine Months Ended September 30, 2015 (Non-GAAP)

(Unaudited)
(In thousands)	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net Income			$757,918
Non-GAAP Adjustments:
BPNA Reorganization[1]	16,061	—	16,061
Doral Transaction[2]	25,576	(7,690)	17,886
OTTI[3]	14,445	(2,486)	11,959
Reversal DTA - PNA[4]	—	(544,927)	(544,927)
Loss on Bulk Sale of Covered OREOs[5]	4,391	(1,712)	2,679
Adjustment to FDIC Indemnification Asset[6]	10,887	(2,177)	8,710
MSR’s Acquired[7]	(4,378)	1,707	(2,671)
Impairment of Loans Under Proposed Portfolio Sale[8]	10,126	(3,949)	6,177

Adjusted Net Income (Non-GAAP)			$273,792

[1]	Represents restructuring charges associated with the reorganization of BPNA. The impact of the partial reversal of the valuation allowance of the deferred tax asset at BPNA corresponding to the income for the year 2015 was reflected in the effective tax rate, effectively reducing the income tax expense by the benefit of such reversal.
[2]	Includes approximately $0.8 million of fees charged for loan servicing cost to the FDIC, $2.1 million of fees charged for services provided to the alliance co-bidders, personnel costs related to former Doral Bank employees retained on a temporary basis and incentive compensation for an aggregate of $7.1 million, building rent expense of Doral Bank’s administrative offices for $4.1 million, professional fees and business promotion expenses directly associated with the Doral Bank Transaction and systems conversion for $16.0 million and other expenses, including equipment, business promotions and communications, of $1.3 million.
[3]	Represents an other than temporary impairment (“OTTI”) recorded on Puerto Rico government investment securities available- for- sale. These securities had an amortized cost of approximately $41.1 million and a market value of $26.6 million. Based on the fiscal and economic situation in Puerto Rico, together with the government’s announcements regarding its ability to pay its debt, the Corporation determined that the unrealized loss, a portion of which had been in an unrealized loss for a period exceeding twelve months, was other than temporary. The tax effect of this impairment is reflected at the capital gains rate of 20%, except for entities which had a full valuation allowance on its deferred tax asset.
[4]	Represents the partial reversal of the valuation allowance of a portion of the deferred tax asset amounting to approximately $1.2 billion, at the U.S. operations.
[5]	Represents the loss on a bulk sale of covered OREOs completed in the second quarter and the related mirror accounting of the 80% reimbursable from the FDIC.
[6]	The quarter’s negative amortization of the FDIC’s Indemnification Asset included a $10.9 million expense related to losses incurred by the corporation that were not claimed to the FDIC before the expiration of the loss-share portion of the agreement on June 30, 2015, and that are not subject to the ongoing arbitrations. Gains and losses related to assets acquired from Westernbank as part of the FDIC assisted transaction are subject to the capital gains tax rate of 20%.
[7]	Represents the fair value of mortgage servicing rights acquired for a portfolio previously serviced by Doral Bank, for which the Corporation acted as a backup servicer, under a pre-existing contract.
[8]	Represents impairment based on the estimated fair value of loans acquired from Westernbank, that the Corporation has the intent to sell and are subject to the ongoing arbitration with the FDIC.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 23, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A - Risk Factors” in our 2015 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2015 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of September 30, 2016 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

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

There were no purchases of Common Stock during the quarter ended September 30, 2016 under the 2004 Omnibus Incentive Plan.

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

POPULAR, INC.
(Registrant)

Date: November 9, 2016	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President & Chief Financial Officer

Date: November 9, 2016	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller