Form 10-K
period 2016-12-31
POPULAR INC
filed 2017-03-01
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $2,999,441,000 based upon the reported closing price of $29.30 on the NASDAQ Global Select Market on that date.

As of February 23, 2017, there were 103,803,862 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2016 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 9, 2017.

Forward-Looking Statements

The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (“Popular”, the “Corporation”, “we”, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to expected earnings levels, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, the anticipated impacts of our acquisition of certain assets and deposits (other than certain brokered deposits) of Doral Bank (“Doral”) from the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continues”, “expect”, “estimate”, “intend”, “project” and similar expressions and future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions are generally intended to identify forward-looking statements.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve;

•	the impact of the Commonwealth of Puerto Rico’s fiscal crisis, and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board, on the economy, our customers and our business;

•	the impact of the actions to be taken to address Puerto Rico’s fiscal crisis on the value of our portfolio of Puerto Rico government securities and loans to governmental entities, and the possibility that these actions may result in credit losses that are higher than currently expected;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation assessments;

•	possible legislative, tax or regulatory changes;

•	a failure in or breach of our operational or security systems or infrastructure, including that of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, as a result of cyberattacks or otherwise; and

•	risks related to the Doral transaction, including (a) our ability to maintain customer relationships and (b) risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction.

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

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $38.7 billion, total deposits of $30.5 billion and stockholders’ equity of $5.2 billion at December 31, 2016. At December 31, 2016, we ranked among the 50 largest U.S. banks based on total assets according to information gathered and disclosed by the Federal Reserve Board.

We operate in two principal markets:

•	Puerto Rico: We provide retail, mortgage and commercial banking services through our principal banking subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or “BPPR”), as well as auto and equipment leasing and financing, investment banking, broker-dealer and insurance services through specialized subsidiaries.

•	Mainland United States: We operate Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, Inc. (“E-LOAN”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, New Jersey and Florida, under the name of Popular Community Bank (“PCB”). E-LOAN markets deposit accounts under its name for the benefit of BPNA.

Our two reportable business segments for accounting purposes, BPPR and BPNA, correspond to our Puerto Rico and mainland United States businesses, respectively. Following the sale in the third quarter of 2010 of a 51% ownership interest and subsequent sales of shares, as discussed below, of EVERTEC, Inc. (“EVERTEC”), our financial transaction processing and technology services business, we report our remaining 16.05% ownership interest in this business in our “Corporate” group, which also includes the holding company operations and certain other equity investments.

The sections that follow provide a description of significant transactions that have impacted or will impact our current and future operations.

Significant Events for 2016

Completed sale of non-performing assets

During the year ended December 31, 2016, the Corporation completed the sale of commercial and construction loans with a carrying value of approximately $100 million and OREO with a carrying value of $9 million acquired in 2010 from the FDIC as receiver for Westernbank (“Westernbank” or “WB”). The sale resulted in a net benefit before taxes of approximately $8 million from the sale of the loans and a loss of $5.1 million from the sale of OREOs.

Review board decisions related to the arbitration with the FDIC

During the third and fourth quarters of 2016, the review board hearing several of the arbitration claims submitted by BPPR issued final arbitration decisions denying BPPR’s request for reimbursement for shared loss claims that were subject to the disputes between BPPR and the Federal Deposit Insurance Corporation (“FDIC”), as receiver, under the commercial loss share agreement entered into in connection with the WB FDIC-assisted transaction. As a result, the Corporation recorded a pre-tax charge of $171.8 million in connection with unreimbursed losses considered in the arbitration proceedings, the related adjustment to the true-up obligation owed to the FDIC at the end of the loss-share agreements in 2020 and recoveries previously incorporated in the net damages claimed in the arbitration.

Puerto Rico Business

General.

We offer in Puerto Rico a variety of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $29.7 billion, deposits of $24.8 billion and stockholder’s equity of $3.7 billion at December 31, 2016. BPPR accounted for 77% of our total consolidated assets at December 31, 2016. BPPR has the largest retail banking franchise in Puerto Rico, with 171 branches and 635 automated teller machines (“ATMs”) as of December 31, 2016. BPPR also operates 8 branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. In the Virgin Islands, BPPR had 20 ATMs at the end of 2016. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC.

Our Puerto Rico operations include those of Popular Auto, LLC, a wholly owned subsidiary of BPPR, a vehicle and equipment financing, leasing and daily rental company. The residential mortgages originations business is conducted by Popular Mortgage, a division of BPPR. In Puerto Rico, we also offer financial advisory, investment and securities brokerage services for institutional and retail customers through our securities broker-dealer Popular Securities, LLC, (“Popular Securities”), a wholly-owned subsidiary of Popular. As of December 31, 2016, Popular Securities had $41.4 million in total assets and $4.2 billion in assets under management. In addition, BPPR has various special purpose vehicles holding specific assets acquired in satisfaction of loans for real estate development projects and commercial loans.

We offer insurance and reinsurance services through Popular Insurance, LLC, a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $29.7 million and $20.7 million, respectively, for the year ended December 31, 2016. We also own Popular Risk Services, LLC, an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.

Lending Activities.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. Loans held-for-sale in Puerto Rico amounted to $88 million at December 31, 2016.

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

Total commercial loans in Puerto Rico were $7.2 billion as of December 31, 2016, and represented 42% of our total loan portfolio in Puerto Rico. For greater detail of the breakdown of our Commercial portfolio refer to the Table under the caption “Business Concentration” in this section.

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

Total construction loans in Puerto Rico were $ 86 million as of December 31, 2016, and represented 1% of our total loan portfolio in Puerto Rico. BPPR is currently originating a limited amount of new construction loans.

(3)	Lease Financings. Lease financings are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

Total lease financings in Puerto Rico were $ 703 million as of December 31, 2016, and represented 4% of our total loan portfolio in Puerto Rico.

(4)	Residential Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year amortization term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a majority of our originations in the secondary mortgage market.

Total mortgage loans in Puerto Rico were $ 5.9 billion as of December 31, 2016, and represented 34% of our total loan portfolio in Puerto Rico.

(5)	Consumer. Consumer loans are mainly comprised of personal loans, credit cards, and automobile loans, and to a lesser extent home equity lines of credit (“HELOCs”) and other loans made by banks to individual borrowers. In this area, BPPR offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured. HELOCs include both home equity loans and lines of credit secured by a first or second mortgage on the borrower’s residence, which allows customers to borrow against the equity in their homes. Real estate market values as of the time HELOCs are granted directly affect the amount of credit extended and, in addition, changes in these values impact our exposure to losses in this type of loan.

Total consumer loans in Puerto Rico were $ 3.3 billion as of December 31, 2016, and represented 19% of our total loan portfolio in Puerto Rico.

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

At December 31, 2016, covered loans totaled $ 573 million or 1% of total consolidated assets of Popular.

True-up payment obligation to the FDIC

As part of the loss share agreement signed with the FDIC, BPPR agreed to make a true-up payment (the “true-up payment”) to the FDIC on the date that is 45 days following the last day (the “true-up measurement date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) ($1.1 billion)); plus (B) 25% of the cumulative shared loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). At December 31, 2016, the carrying amount of the true-up payment obligation amounted to $ 153 million. Refer to Note 12 to the accompanying financial statements.

Mainland United States Business

General.

Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2016, PNA had one principal subsidiary, BPNA, a full service commercial bank incorporated in the state of New York.

The banking operations of BPNA in the United States mainland are based in three states and are conducted under the name of Popular Community Bank. The following table contains information of BPNA’s operations:

State	Branches	ATMs	Aggregate Assets ($ in billions)	Total Deposits ($ in billions)
New York	34	78	$2.53	$2.58
Florida	11	15	0.80	0.80
New Jersey	6	8	0.32	0.33

In addition, BPNA owns all of the outstanding stock of E-LOAN, Popular Insurance Agency USA, and Popular Equipment Finance, Inc., which ceased originations and holds a run-off portfolio of a lease financing portfolio with a balance of $13.7 million at December 31, 2016. E-LOAN’s business currently consists solely of providing an online platform to raise deposits for BPNA. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker offering insurance and investment products across the BPNA branch network. Total revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2016 were $2.8 million.

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

Total commercial loans at BPNA were $ 3.6 billion as of December 31, 2016, and represented 64% of our total loan portfolio in the U.S.

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

Total construction loans at BPNA were $ 691 million as of December 31, 2016, and represented 12% of our total loan portfolio in the U.S.

(3)	Legacy. The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at BPNA.

Total legacy portfolio at BPNA was $ 45 million as of December 31, 2016, and represented 1% of our total loan portfolio in the U.S.

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

Total mortgage loans at BPNA were $ 780 million as of December 31, 2016, and represented 14% of our total loan portfolio in the U.S.

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

Total consumer loans at BPNA were $493 million as of December 31, 2016, and represented 9% of our total loan portfolio in the U.S.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2016, our credit exposure was centered in our $ 22.8 billion non-covered loan portfolio which represented 66% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

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

Effective in April 2015, the Corporate Loan Review Unit was separated from the CCRMD, and incorporated into a new division named Corporate Loan Review and Model Risk Monitoring (“CLR & MRM”). Through the Commercial Loan Review Unit at the Corporate Loan Review Department (“CLRD”), CLR & MRM evaluates compliance with the Bank’s Commercial Credit Norms and Procedures and the precision of risk rating accuracy. The CLRD performs annual credit process reviews of several commercial portfolios, including small and middle market, construction, asset-based and corporate banking lending groups in BPPR, as well as BPNA’s commercial and construction portfolios. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of credit and collateral documentation. The monitoring performed by CLRD contributes to assess compliance with credit policies and underwriting standards, to determine the current level of credit risk, to evaluate the effectiveness of the credit management process and to identify control deficiencies that may arise in the credit-origination and management processes. Based on its findings, CLRD develops recommendations to implement corrective actions, if necessary, that help in maintaining a sound credit process and that credit risk is kept at an acceptable level.

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

As of December 31, 2016, $ 4.6 billion, or 63%, of our commercial and construction loans in Puerto Rico were secured by real estate, while in the mainland United States these figures totaled $ 3.4 billion, or 78%, respectively.

Consumer, Mortgage and Lease Financings: Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and Fair Isaac Corporation (FICO) credit score. Credit reports are obtained and reconciled with the financial statements provided to us. Although a standard industry definition for subprime loans does not exist, for risk assessment purposes, subprime consumer and mortgage loans in the BPPR segment are determined based on the final rule definition of higher risk consumer loans issued by the FDIC which was made effective during 2013. A higher-risk consumer loan is defined as a loan where, as of origination, or as of refinance, the probability of default (PD) within two years is greater than 20%. In Puerto Rico, as of December 31, 2016, consumer and mortgage loans with subprime characteristics consisted of $152.9 million (5% of the Puerto Rico consumer loan portfolio) and $691.7 million (12% of the Puerto Rico mortgage loan portfolio), respectively. Since the final rule definition is not applicable to our U.S. operation, subprime loans in the BPNA segment are defined as borrowers with one or a combination of certain credit risk factors, such as FICO credit scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios (higher than 50%) and inferior payment history, including factors such as defaults and limited credit history. As of December 31, 2016, our mainland United States consumer and mortgage loans with subprime characteristics consisted of $96.3 million (or 20% of the U.S. mainland consumer loan portfolio) and $271.6 million (or 35% of U.S. mainland mortgage loans portfolio). As part of the restructuring in 2008 of our U.S. mainland operations, we discontinued originating loans with subprime characteristics in those operations, including the U.S. non-conventional mortgage loan portfolio and E-LOAN. Popular does not target subprime borrowers and does not offer products specifically designed for subprime borrowers.

As of December 31, 2016, there was a nominal amount of interest-only loans in our consumer loans portfolio and $102.7 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have a significant amount of adjustable rate mortgage loans in our Puerto Rico portfolio, except for a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product, with a term of up to 40 years, provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% fixed-rate for the remaining term. Consistent with our credit policies, the underwriting and loan approval process for our step loan mortgage product is based on a number of factors, including an assessment of each borrower’s personal financial condition (including verification of income, assets and FICO credit score), as well as debt-to-equity ratio, reserves, loan-to-value and prior mortgage experience. While Popular has not established specific limits for FICO credit scores, debt-to-income ratios and loan-to-values applicable to this product, the underwriting parameters applied to this product are generally similar to the standards used for the underwriting of our non-conforming loans, except for higher loan-to-value ratios (90% or higher). As of December 31, 2016, Popular had $350.5 million of these step loans.

As of December 31, 2016, $5.9 billion, or 65%, of our total consumer loans, including mortgage loans, in Puerto Rico were secured by real estate. In the United States mainland, these figures totaled $ 1.0 billion, or 81%, respectively. Lease financings are also secured by the underlying asset.

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

Loans to borrowers with financial difficulties can be modified as a loss mitigation alternative. New terms and conditions of these loans are individually evaluated to determine a feasible loan restructuring. In many consumer and mortgage loans, a trial period is established where the borrower has to comply with three consecutive monthly payments under the new terms before implementing the new structure. Loans that are restructured, renewed or extended due to financial difficulties and the terms reflect concessions that would not otherwise be granted are considered as Troubled Debt Restructurings (“TDRs”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. TDRs also include loans for which the Corporation has entered into liquidation proceedings with borrowers in which neither principal or interest is forgiven, but the Corporation accepts payments which are different than the contractual payment schedule. Refer to additional information on TDRs on Note 11 to the consolidated financial statements included in the Annual Report for the year ended December 31, 2016.

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

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 42, “Segment Reporting”, to the consolidated financial statements included in the Annual Report.

Our loan portfolio is diversified by loan category. However, approximately 66% of our non-covered loan portfolio at December 31, 2016 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2016. “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category (non-covered)

(dollars in millions)

	BPPR	%	BPNA	%	POPULAR	%
C&I	$2,672	16	$931	17	$3,603	16
CRE	4,530	26	2,665	47	7,195	32
Construction	86	1	691	12	777	3
Legacy	—	—	45	1	45	—
Leases	703	4	—	—	703	3
Consumer	3,261	19	493	9	3,754	17
Mortgage	5,917	34	780	14	6,697	29

Total	$17,169	100	$5,605	100	$22,774	100

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At December 31, 2016, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 584 million, of which approximately $ 529 million was outstanding. Of the amount outstanding, $ 459 million consists of loans and $ 70 million were securities. Obligations from the Government of Puerto Rico or its public corporations, each of which has been designated as a covered entity under PROMESA, amounted to $ 17 million of securities at December 31, 2016. Obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment, amounted to $ 53 million of securities and $ 459 million in loans at December 31, 2016. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. The automatic stay on litigation imposed by PROMESA applies to all municipal obligations to which we are a party. Furthermore, although the PROMESA Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. If the Government of Puerto Rico and its instrumentalities are unable to manage their fiscal crisis and refinance their debt in an orderly manner, there could be further downgrades of the ratings of these obligations and the value of these obligations could be adversely affected, resulting in losses to us. Note 28 to the consolidated financial statements details the loan and investments representing the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities according to their maturities.

In addition, at December 31, 2016, the Corporation had $406 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default. These included $326 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $49 million in Puerto Rico housing bonds pass-through backed by FNMA, GNMA or second mortgages residential loans, and $31 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties.

The Government of Puerto Rico is experiencing a severe fiscal crisis, which has adversely impacted the loans and securities described above and can result in further losses. For further discussion of our loan portfolio and geographical concentration, including the Government of Puerto Rico’s fiscal crisis, see “Financial Condition — Loans” and “Credit Risk-Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The principal competitors for BPPR include locally based commercial banks and a few large U.S. and foreign banks with operations in Puerto Rico of up to approximately $10 billion in assets as of December 31, 2016. On April 30, 2010, the FDIC closed three commercial banks and entered into loss-share purchase and assumption agreements with three other commercial banks with operations in Puerto Rico, including us with respect to Westernbank Puerto Rico. Those transactions involved the acquisition of most of the assets and liabilities of the closed banks, including the assumption of all of the non-brokered deposits. On December 18, 2012, there was another banking consolidation in Puerto Rico when Oriental Financial Group, a locally based financial institution, acquired the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria S.A. (BBVA), a foreign bank. On February 27, 2015, the Puerto Rico banking industry further consolidated as a result of another FDIC-assisted transaction in which BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits, except for certain non-brokered deposits, under receivership of Doral Bank. While these transactions have reduced the number of banking competitors in Puerto Rico, they have allowed some of our competitors to gain greater resources, such as a broader range of products and services. As of December 31, 2016, there were 8 commercial banks operating in Puerto Rico.

We also compete with specialized players in the local financial industry that are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include brokerage firms, mortgage companies, insurance companies, automobile and equipment finance companies, local and federal credit unions (locally known as “cooperativas”), credit card companies, consumer finance companies, institutional lenders and other financial and non-financial institutions and entities. Credit unions generally provide basic consumer financial services. These competitors collectively represent a significant portion of the market and have lower cost structure and fewer regulatory constraints.

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

Employees

At December 31, 2016, we employed 7,828 full time equivalent employees, of which 7,139 were located in Puerto Rico and the Virgin Islands and 689 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Financial Information About Segments

Our corporate structure consists of two reportable segments — BPPR and BPNA. A “Corporate” group has been defined to support the reportable segments. On September 30, 2010, the Corporation completed the sale of a 51%

ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. During the year 2013, the Corporation sold additional shares in connection with EVERTEC’s public offerings. Revenue from the remaining 16.05% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

For further information about our segments, see “Reportable Segment Results” in the Management’s Discussion and Analysis section of the Annual Report and Note 42, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

Financial Information About Geographic Areas

Our revenue composition by geographical area is presented in Note 42, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic.

Long-lived assets	2016	2015	2014
	(Dollars in thousands)
Puerto Rico

Premises and equipment	$494,213	$464,009	$459,167
Goodwill	276,420	280,221	250,110
Other intangible assets	13,772	19,533	19,227
Investments under the equity method	82,803	83,426	102,861

	$867,208	$847,189	$831,365

United States

Premises and equipment	$49,768	$38,602	$35,414
Goodwill	350,874	346,167	215,566
Other intangible assets	10,991	11,656	5,560
Investments under the equity method	9,729	12,762	14,834

	$421,362	$409,187	$271,374

Foreign Countries

Investments under the equity method	$125,530	$116,650	$107,930

	$125,530	$116,650	$107,930

Regulation and Supervision

Described below are the material elements of selected laws and regulations applicable to Popular, PNA and their respective subsidiaries. Such laws and regulations are continually under review by Congress and state legislatures and federal and state regulatory agencies. Any change in the laws and regulations applicable to Popular and its subsidiaries could have a material effect on the business of Popular and its subsidiaries. Recent political developments, including the change in administration in the United States, have added additional uncertainty regarding the implementation, scope and timing of regulatory reforms adopted or proposed by federal and state regulatory agencies. We will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.

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

The recent financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the U.S. In particular, the Dodd-Frank Act, which was enacted in July 2010, and the rules that followed have significantly restructured the financial regulatory regime in the U.S. As described in more detail below, implementation of the Dodd-Frank Act and related rulemaking activities continued in 2016.

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

As of December 31, 2016, Popular had total consolidated assets of $38.7 billion. As of the same date, BPPR and BPNA had total consolidated assets of $29.7 billion and $8.6 billion, respectively.

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

“Living Will”

The Federal Reserve Board and the FDIC have jointly issued a rule under Section 165(d) of the Dodd-Frank Act, that requires certain organizations, including bank holding companies with consolidated assets of $50 billion or more, to report periodically to the FDIC and the Federal Reserve Board such company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements.

In addition, the FDIC has issued a rule that requires insured depository institutions with total assets of $50 billion or more to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. The rule requires these institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the institution in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure (two business days if the failure occurs on a day other than a Friday), maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors.

As of December 31, 2016, Popular, BPPR and BPNA’s total assets were below the thresholds for applicability of these rules.

Dividend Restrictions

The principal sources of funding for the holding companies have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of debt and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, BPNA may not declare or pay a dividend without the prior approval of the Federal Reserve Board or the New York State Department of Financial Services (the “NYSDFS”). BPNA paid a dividend of $200 million in December 2015 after receiving the prior approval of the Federal Reserve Board and the NYSDFS. During the year ended December 31, 2016, BPPR declared cash dividends of $78.8 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2016, BPPR could have declared a dividend of approximately $495 million.

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

FDIC Insurance

Substantially all the deposits of BPPR and BPNA are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and BPPR and BPNA are subject to FDIC deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. For larger depository institutions with over $10 billion in assets, such as BPPR, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

On October 19, 2010, the FDIC adopted a new Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”) to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by Section 334 of the Dodd-Frank Act.

In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including BPPR, when the DIF reserve reaches 1.15% and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges of all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2017 was 0.580 basis points of the assessment base.

As of December 31, 2016, we had a DIF average total asset less average tangible equity assessment base of approximately $34 billion.

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

Section 171 of the Dodd-Frank Act (the “Collins Amendment”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements that apply on a consolidated basis for insured depository institutions and their holding companies. In effect, the Collins Amendment applied to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment excluded trust preferred securities from Tier 1 capital, subject to phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Consistent with the Collins Amendment, the Basel III Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the Basel III Capital Rules. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2016, the Corporation has $427 million of trust preferred securities outstanding which no longer qualifies for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (which began at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

Refer to the Consolidated Financial Statements, Note 25 “Regulatory Capital Requirements” and Table 16 of Management’s Discussion and Analysis for the capital ratios of Popular, BPPR and BPNA under Basel III.

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

Pursuant to Section 163 of the Dodd-Frank Act, bank holding companies with total consolidated assets greater than $50 billion (regardless of whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring shares of certain financial companies with assets in excess of $10 billion, unless an exception applies. In addition, Section 604 of the Dodd-Frank Act, added a new application requirement before a financial holding company (regardless of its size) may acquire a nonbank company with $10 billion or more in total consolidated assets. As of December 31, 2016, Popular had total consolidated assets of $38.7 billion.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a defensive approach that employs people, processes and technology to manage and maintain cyber security controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to identify suspected advanced persistent threats. Some of these defensive measures are provided by EVERTEC as part of their services to us. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

During the second quarter of 2016, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and BPNA). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to Popular, PNA, BPPR and BPNA, each of which currently have less than $50 billion in total consolidated assets. If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2016, $ 18.4 million was transferred to the statutory reserve account. During 2016, BPPR was in compliance with the statutory reserve requirement.

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

Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2016, the legal lending limit for BPPR under this provision was approximately $272 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

The risks described in this report are not the only risks facing us. Additional risks and uncertainties not currently known by us or that we currently deem to be immaterial, or that are generally applicable to all financial institutions, also may materially adversely affect our business, financial condition, liquidity, results of operations or capital position.

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

A significant portion of our business is concentrated in Puerto Rico, where a prolonged economic recession and a current fiscal crisis has adversely impacted and may continue to adversely impact us.

A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which is experiencing a severe economic and fiscal crisis resulting from continuing economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy pension obligations and lack of access to the capital markets, among other factors.

Puerto Rico entered recession in the fourth quarter of fiscal year 2006 and its gross national product (GNP) thereafter contracted in real terms every year between fiscal year 2007 and fiscal year 2015 (inclusive), except for growth of 0.5% in fiscal year 2012 (likely as a result of the large amount of governmental stimulus and deficit spending in that fiscal year). GNP is projected to further contract for fiscal years 2016 and 2017. The Commonwealth’s structural imbalance between revenue and expenditures and unfunded legacy pension obligations, coupled with the deterioration of the liquidity situation at the Government Development Bank for Puerto Rico and the Commonwealth’s inability to access the capital markets, have recently resulted in the government becoming unable to pay scheduled debt payments while continuing to provide government services.

In order to confront its liquidity constraints and budget shortfalls, the Government has been forced to implement certain extraordinary measures, which include delaying the payment of third-party payables and income tax refunds. In addition, pursuant to a local moratorium law, the Commonwealth has suspended the payment of debt service on its debts and that of several of its public corporations, and has retained certain revenues assigned to particular public corporations, redirecting the same for the funding of operational expenses. The Government has stated that certain of these emergency liquidity measures are unsustainable and have significant negative economic effects. Also, the Commonwealth has indicated that absent additional liquidity or other emergency measures, it may experience significant bank cash shortfalls as soon as May 1, 2017, triggered by the expiration of the local law moratorium and the stay of litigation imposed pursuant to PROMESA (discussed below).

In response to this crisis, in June 2016, the U.S. Federal Government enacted the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which, among other things, established a seven-member Federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and, in order to provide relief from creditor lawsuits, enacts a temporary stay on litigation to enforce rights or remedies related to outstanding liabilities of the Commonwealth, its instrumentalities and municipalities. PROMESA also provides to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code.

PROMESA requires the Commonwealth to submit a fiscal plan to the Oversight Board that, among other things, ensures the funding of essential services, eliminates structural deficits and provides for a debt burden that is sustainable while respecting the relative lawful priorities or lawful liens under local law. The Commonwealth submitted a fiscal plan for consideration of the Oversight Board in October 2016 that projected that, under current policies, consolidated expenditures (including required pension payments and debt service on tax-supported debt) would, in the aggregate, exceed consolidated resources by approximately $58.7 billion from fiscal year 2017 to fiscal year 2026 (later revised based on feedback from the Oversight Board to approximately $67.5 billion over the ten-year projection period). The plan estimated that, even assuming the Commonwealth took the measures identified in the plan, in the absence of federal Affordable Care Act funding for the Government’s health programs, there would still be a material cumulative financing gap during the ten-year period before the payment of any debt service. The Oversight Board rejected the prior Administration’s plan in November 2016 and granted the new Administration of Governor Ricardo Rosselló Nevares an extension to deliver a new fiscal plan until February 28, 2017. The Oversight Board, however, has identified a series of initiatives for inclusion in the certified fiscal plan that include the elimination of budgetary subsidies to municipalities and significant reductions in payroll expenditures and pension and/or pension-related benefits. On February 28, 2017, the Roselló administration submitted to their Oversight Board its draft fiscal plan which, among other initiatives, calls for significant reductions in operational expenses and subsides for municipalities and the University of Puerto Rico. The plan, which relies on significant change in economic assumptions vis a vis the baseline, projects a surplus before debt service of $11.6 billion in the aggregate during the ten year projection period (against $35.1 billion in contractual debt service).

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. The measures taken to address the fiscal crisis and those that may have to be taken in the near future, including higher taxes and lower governmental expenditures, will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us. The size of the financing gap indicated by the Commonwealth’s fiscal projections suggest that the level of fiscal adjustment of any fiscal plan approved by the Oversight Board, and its resulting impact on the local economy, will be significant, particularly considering the Oversight Board’s stated target of the government’s fiscal year 2019 to achieve budgetary balance. Such fiscal adjustment may also result in significant resistance from local politicians and other stakeholders, which may lead to social and political instability. The aforementioned conditions may negatively affect consumer confidence, which would likely aggravate the adverse effects of these conditions and cause decreased borrowings, either due to reduced demand or reductions in the borrowing base available for customer loans. Any reduction in consumer spending because of these issues may also adversely impact our interest and non-interest revenues.

If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal crisis, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, those adverse effects could continue or worsen in ways that we are not able to predict and that are outside of our control. While PROMESA provides the Commonwealth with tools to restructure the debt obligations of the Commonwealth and its instrumentalities in an orderly manner, these tools are new and untested. Furthermore, the size of the fiscal gaps suggested by the Commonwealth’s projections indicates the possibility of significant creditor losses. Both of these factors may make any debt restructuring process highly adversarial and protracted. Under such circumstances, we could experience an increase in the level of provision for loan losses, nonperforming assets, net charge-offs and reserve for credit losses. Furthermore, the continued contraction of Puerto Rico’s economy may negatively affect our ability to generate loans in Puerto Rico with an adequate credit risk profile and at a commensurate pricing. These factors could have a material adverse impact on our earnings and financial condition.

The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 42 to the consolidated financial statements. For additional information regarding the Puerto Rico economy and the current fiscal crisis, refer to “Geographic and government risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

Further deterioration in collateral values of properties securing our construction, commercial and mortgage loan portfolios would result in increased credit losses and continue to harm our results of operations.

Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios would result in increased credit losses. As of December 31, 2016, approximately 3%, 32% and 29% of our non-covered loan portfolio consisted of construction loans, commercial loans secured by real estate and mortgage loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is in Puerto Rico, the U.S. Virgin Islands, the British Virgin Islands or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that several sectors of the real estate market are subject to reductions in value related to general economic conditions. In particular, the value of real estate collateral located in Puerto Rico may be further affected by actions taken by the Commonwealth or the PROMESA Oversight Board to address Puerto Rico’s fiscal and economic crisis. Not only are such actions likely to have negative economic effects in the short run, but also certain measures recommended by the Oversight Board for inclusion in the fiscal plan, and incorporated into the Roselló Administration fiscal plan proposed, such as reforming the local property tax regime, could have a direct impact on the value of local real estate.

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

Commercial and construction loans, mostly secured by commercial and residential development real estate properties, entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2016, non-covered commercial and construction loans secured by commercial and residential development real estate properties, amounted to $ 8.0 billion or 35% of the total non-covered loan portfolio.

BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects. Total non-covered assets of those subsidiaries amounted to $34.7 million as of December 31, 2016.

During the year ended December 31, 2016, net charge-offs for loans individually evaluated for impairment based on the values of properties securing our non-covered construction, commercial and mortgage loan portfolios totaled $0.1 million, $24.8 million and $13.1 million, respectively. Continued deterioration of the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio, see the Credit Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report.

Difficult market conditions have adversely affected the financial industry and our results of operations and financial condition.

During the financial crisis that commenced in 2008, market instability and lack of investor confidence led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets adversely affected our industry and our business, results of operations and financial condition. The increased regulation of our industry, including as a result of the EESA and the Dodd-Frank Act and the creation of the new Consumer Financial Protection Bureau, has increased and may in the future further increase our compliance costs and limit our ability to pursue business opportunities. The lingering effects of these circumstances have continued to affect our business. A re-occurrence of these difficult conditions would exacerbate the economic challenges facing us and others in the financial industry.

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

In 2008, responding to what has been commonly referred to as the financial crisis, government regulatory agencies and political bodies began placing increased focus and scrutiny on the financial services industry. The U.S. Government intervened on an unprecedented scale. Several funding and capital programs by the Federal Reserve Board and the U.S. Treasury were launched in 2008 and 2009, with the objective of enhancing the ability of financial institutions to raise liquidity. These programs had the effect of increasing the degree or nature of regulatory supervision to which we are subjected. These and other potential regulation and scrutiny may, or proposed legislative and regulatory changes could, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and, limit our ability to pursue business opportunities in an efficient manner or otherwise adversely affect our results of operations or earnings.

Furthermore, the Commonwealth has enacted various reforms in response to its fiscal problems and is likely to implement additional reforms as part of its fiscal plan under PROMESA. In 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, Popular recognized additional income tax expense of approximately $20.0 million during 2014. In addition, in May 2015, the Government approved an increase in the sales and use tax rate, effective July 1, 2015, from 7% to 11.5% and expanded the sales and use tax to certain business-to-business services that were previously exempt. The Rosselló Administration has further announced its intention to enact comprehensive tax reform during 2017. The PROMESA Oversight Board has also recommended a reform of the island’s property tax system. Legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

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

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition, and results of operations. While the change in administration in the U.S. may ultimately roll back or modify certain of the regulations adopted or proposed by federal and state regulatory agencies, uncertainty about the timing and scope of any such changes, as well as the cost of complying with a new regulatory regime, may negatively impact our businesses, at least in the short term, even if the long-term impact of any such changes are positive for our businesses.

RISKS RELATING TO OUR BUSINESS

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

Actions taken by the Commonwealth government or the PROMESA Oversight Board to address the ongoing fiscal and economic crisis in Puerto Rico could materially affect the value of our portfolio of Puerto Rico government securities and our loans to governmental entities, including municipalities.

We have direct exposure to the Puerto Rico government, its public corporations and municipalities that amounted to approximately $ 584 million, of which approximately $ 529 million is outstanding, at December 31, 2016. Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us.

Of the amount outstanding at December 31, 2015, $ 459 million consists of loans and $ 70 million consisted of securities, $17 million represents obligations from the Commonwealth or its public corporations, each of which has been designated as a covered entity under PROMESA. Obligations from various municipalities in Puerto Rico constitute, however, the bulk of our direct exposure to Puerto Rico government obligations. These obligations, which amounted to approximately $512 million at December 31, 2016, are in most cases “general obligations,” to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations,” to which the applicable municipality has pledged other revenues. The automatic stay on litigation imposed by PROMESA applies to all municipal obligations to which we are a party (other than to municipal obligations issued after the enactment of PROMESA). Furthermore, although the PROMESA Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future.

While the fiscal plan submitted by the Commonwealth to the Oversight Board on February 28, 2017 did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities, which constitute a material portion of the operating revenues of certain municipalities. The Oversight Board had previously expressly called for the elimination of these budgetary subsidies as part of any certified fiscal plan. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Commonwealth’s fiscal and liquidity shortfalls.

We also have indirect exposure to loans or securities that are payable by non-governmental entities, but which carry the guarantee of a Puerto Rico governmental entity to cover any shortfall in collateral in the event of borrower default, which amounted to approximately $406 million at December 31, 2016. These included approximately $326 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA. These mortgage loans are secured by the underlying properties and the HFA guarantee serves to cover shortfalls in collateral in the event of a borrower default. Also, Popular had approximately $49 million in Puerto Rico housing bonds pass-through backed by FNMA, GNMA or second mortgages residential loans, and approximately $31 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties.

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

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. We have furthermore retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2016, we serviced $1.7 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with Fannie Mae and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2016, we repurchased approximately $ 44 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2016, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 54 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2016, Popular’s reserve for estimated losses from representation and warranty arrangements amounted to $12 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Substantially all the deposits of BPPR and BPNA are insured up to applicable limits by the FDIC’s DIF, and as a result, BPPR and BPNA are subject to FDIC deposit insurance assessments. The enactment of the Dodd-Frank Act ushered in major changes to the FDIC deposit insurance system. In particular, in October 2010, the FDIC adopted a new Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 2020. In addition, in March 2016, the FDIC adopted a final rule which imposes a surcharge on the deposit insurance assessments of depository institutions with $10 billion or more in assets, including BPPR, beginning in the third quarter of 2016 and continuing through the earlier of the quarter that the DIF reserve ratio first reaches or exceeds 1.35% and December 31, 2018. See the “Supervision and Regulation—FDIC Insurance” discussion within Item 1. Business of the Annual Report for additional information related to the FDIC’s deposit insurance assessments applicable to BPPR and BPNA.

For 2016, the FDIC deposit insurance expense of Popular totaled $ 25 million. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, our level of non-performing assets increase, or our risk profile changes or our capital position is impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases or special assessments may materially adversely affect our results of operations.

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2016, we had approximately $ 627 million and $39 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include a decline in Popular’s stock price related to macroeconomic conditions in the global market as well as the weakness in the Puerto Rico economy and fiscal situation, reduced future cash flow estimates and slower growth rates in the industry.

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

We conducted our annual evaluation of goodwill during the third quarter of 2016 using July 31, 2016 as the annual evaluation date. This evaluation is a two- step process.

Popular Securities failed Step 1 of the annual goodwill impairment evaluation as of July 31, 2016, requiring the completion of Step 2. The results of the Step 2 indicated that the implied fair value of goodwill was below the carrying value resulting in an impairment charge of all goodwill in that reporting unit of $3.8 million at July 31, 2016.

For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $549 million in the July 31, 2016 annual test.

BPNA failed Step 1 in the annual goodwill impairment test as of July 31, 2016, since its carrying amount exceeded its fair value by $84 million or 5% requiring the completion of Step 2. The results of Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value at July 31, 2016 by $166 million, resulting in no goodwill impairment. If the fair value of BPNA, which is principally impacted by its expected level of profitability, declines further in the future without a corresponding decrease in the fair value of its net assets, or if loan discounts improve without a corresponding increase in fair value of the BPNA reporting unit, Popular may be required to record a goodwill impairment charge with respect to the BPNA reporting unit.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc., concluding that the fair value results determined for the reporting units in the July 31, 2016 annual assessment were reasonable. Declines in Popular’s market capitalization could increase the risk of goodwill impairment in the future. The FASB issued ASU 2017-04 in January 2017, which simplifies the accounting for goodwill impairment by removing Step 2 of the two-step goodwill impairment test under the current guidance. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations would be adversely affected.

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

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation agreements of banking organizations that are not “large, complex banking organizations”. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative are included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In May 2016, the Federal Reserve Board, other federal banking agencies and the SEC jointly published re-proposed rules (originally proposed in April 2011) designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as Popular, PNA, BPPR and BPNA. Although the re-proposed rules include more stringent requirements, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. For a more detailed discussion of these proposed rules, see the “Supervision and Regulation—Incentive Compensation” section within Item 1. Business of the Annual Report.

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

We are subject to risk related to our own credit rating; actions by the rating agencies or having capital levels below well-capitalized could raise the cost of our obligations, which could affect our ability to borrow or to enter into hedging agreements in the future and may have other adverse effects on our business.

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

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. At December 31, 2016, the banking subsidiaries had $14 million in deposits that were subject to rating triggers.

In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. The fair value of derivative instruments in a liability position subject to financial covenants approximated $0.8 million at December 31, 2016, with Popular providing collateral totaling $4 million to cover the net liability position with counterparties on these derivative instruments. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses.

In addition, servicing, licensing and custodial agreements that we are party to with third parties include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $62 million at December 31, 2016. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular’s liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

As discussed above, under the Dodd-Frank Act, all financial companies with more than $10 billion in total consolidated assets, such as Popular, that are supervised by a primary federal financial regulatory agency, are required to perform an annual stress test. This stress test supports the regulator’s analysis of the adequacy of a banking organization’s capital and is required as part of Popular’s capital management and review. The stress test is performed utilizing a variety of hypothetical stressed economic scenarios dictated by the Federal Reserve Board. If we are deemed to have inadequate capital under the hypothetical scenarios, then our regulator could prohibit us from taking certain capital actions, such as paying dividends or repurchasing common stock, or require us to increase our regulatory capital, including through the issuance of common stock that would dilute the ownership of existing shareholders.

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

Due to the importance and complexity of the stress test process and new capital rules calculations under Basel III, we have dedicated additional resources to comply with these requirements. No assurance can be provided, however, that these resources will be deemed sufficient or that we will be deemed to have adequate capital under the hypothetical economic stress scenarios, which would affect our ability to take certain capital actions in the future.

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

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 28, “Commitments & Contingencies”, to the Consolidated Financial Statements.

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

We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes. As U.S. - based entities, we and our subsidiaries and affiliates, as well as EVERTEC, are obligated to comply with the economic sanctions regulations administered by OFAC. These regulations prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes and also prohibit transactions that provide a benefit that is received in a country designated under one or more sanctions regimes. Failure to comply with U.S. sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities, and this could adversely affect the market for our securities. For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations. EVERTEC has also done this. These policies and procedures employ software to screen transactions for evidence of sanctioned-country and person’s involvement. Consistent with a risk-based approach and the difficulties in identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in transactions in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

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

RISKS RELATED TO ACQUISITION TRANSACTIONS

The Westernbank FDIC-assisted transaction increased BPPR’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.

The acquisition from the FDIC on April 30, 2010 of most of the former Westernbank’s loan portfolio increased the percentage of our loan portfolio represented by commercial real estate and construction loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential or consumer lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation or completion of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and their collateral may be more difficult to dispose of in a market decline. Furthermore, since these loans are to Puerto Rico-based borrowers, Popular’s credit exposure concentration in Puerto Rico increased as a result of the acquisition. Although the negative economic aspects of these risks were substantially reduced as a result of the FDIC loss sharing agreements, changes in economic conditions have led and could continue to lead to higher loan charge-offs in connection with the FDIC-assisted transaction all of which could not be totally supported by the loss sharing agreements with the FDIC.

Although the loan portfolios acquired as part of the Westernbank transaction were initially accounted for at fair value, there was no assurance at acquisition that there would not be additional charge-offs to this portfolio. The fluctuations in economic conditions, including those related to local residential, commercial real estate and construction markets, have increased and may continue to increase the level of charge-offs on the loan portfolio that we have acquired and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we entered into loss sharing agreements with the FDIC which provide that 80% of losses related to specified loan portfolios that we acquired in connection with the FDIC-assisted transaction would be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms, and the one applicable to commercial loans expired on June 30, 2015. Therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our results of operations. The loss sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections. The FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms.

Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share indemnification asset in the Westernbank FDIC-assisted transaction may be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management made various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the Westernbank FDIC-assisted transaction, we recorded a loss share indemnification asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results. To the extent that estimated losses on the Westernbank portfolio were (for the commercial loss share agreement, which expired in 2015) or are (for the single-family loss share agreement, which expires on June 30, 2020) not realized before the expiration of the loss sharing agreements, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment to the value of our loss share indemnification asset and the related true up payment obligation to the FDIC, which could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Refer to Note 12 of the accompanying financial statements for additional information on the Westernbank FDIC-assisted transaction, including the accounting for the indemnification asset assets and true up payment obligation. Also, refer to Note 10 for information on the accounting for the acquired loan portfolio.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements as well as the FDIC’s interpretation thereof.

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

Under the loss share agreements, BPPR is also required to maintain books and records sufficient to ensure and document compliance with the terms of the loss share agreements and deliver certain certificates regarding compliance with the terms of each of the loss share agreements and the computations required thereunder. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. Since 2012, BPPR and the FDIC have engaged in various disputes with respect to the Westernbank commercial loss share agreement, including with respect to the methodology for the computation of charge-offs, the restructuring and modification of certain covered real estate loans, the interpretation of the provision governing portfolio sales and BPPR’s maximization of collections on shared-loss assets. Please refer to our Legal Proceedings discussion in Note 28 for a description of these historical and active disputes in connection with the Westernbank loss-share agreements with the FDIC. Certain of these disputes have been submitted to arbitration. During 2016, BPPR received adverse decisions in two separate arbitration proceedings with respect to the Westernbank commercial loss share agreement in which BPPR had sought damages in the amount of $55 million and $88.5 million, respectively. As a result of such arbitration decisions, Popular had to recognize during 2016 a pre-tax charge of approximately $171.8 million in connection with unreimbursed losses considered in the arbitration proceedings, the related adjustment to the true-up obligation owed to the FDIC at the end of the loss-share agreements in 2020 and recoveries previously incorporated in the net damages claimed in the arbitration.

Furthermore, on November 12, 2015, the FDIC notified BPPR that it (a) would deny certain claims included in BPPR’s quarterly certificate for the second quarter of 2015 and (b) withhold payment of approximately $5.5 million attributed to the $6.9 million in losses BPPR claimed thereunder. In support of its denial, the FDIC alleged that BPPR did not comply with its obligation under the commercial loss share agreement, including compliance with certain provisions of GAAP, acting in accordance with prudent banking practices, managing Shared-Loss Assets in the same manner as BPPR’s non-Shared-Loss Assets, and using best efforts to maximize collections on the Shared-Loss Assets. BPPR disagrees with the FDIC’s allegations, and accordingly, on January 27, 2016 delivered to the FDIC a notice of dispute under the commercial loss share agreement and on May 20, 2016 filed a demand for arbitration to resolve such dispute and award BPPR damages in the amount of $4.9 million. On February 10, 2017, BPPR withdrew one of its claims, as a result of which its damages demand was reduced to approximately $4.3 million.

On December 16, 2016, the FDIC initiated a proceeding before the same panel that sat on a prior arbitration proceeding between BPPR and the FDIC that resulted in a settlement among the parties dated as of October 2014. The panel’s chair also sat on the December 2015 Dispute that resulted in an adverse award for BPPR. Through this proceeding, the FDIC sought to claw back a $12.6 million reimbursement paid on one of the Shared-Loss Assets at issue in the January 2016 Dispute.

On February 23, 2017, the FDIC and BPPR entered into a settlement in principle whereby the parties agreed to withdraw both the January 2016 and the December 2016 Disputes in exchange for a payment by BPPR to the FDIC of approximately $5.5 million. Such settlement is still subject to the delivery of definite documentation. The Corporation does not expect such payment to have a material impact on the value of our loss share asset and related true-up payment obligation to the FDIC.

The commercial shared-loss arrangement described above expired on June 30, 2015, but provides the FDIC with additional recovery sharing for three years thereafter. As of December 31, 2016, BPPR had unreimbursed loss claims related to the commercial loss-sharing arrangement amounting to $5.5 million, reflected in the FDIC indemnification asset as a receivable from the FDIC, which are subject to the unresolved arbitration proceedings described above. Until these disputes are finally resolved, the terms of the commercial loss share agreement will remain in effect with respect to any such items under dispute. No assurance can be given that we will receive reimbursement from the FDIC with respect to the foregoing item, which, as in 2016, could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020). As of December 31, 2016, the carrying value of covered loans (both commercial and residential) approximated $ 573 million, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true-up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Our acquisition of certain assets and deposits of Doral Bank from the FDIC as receiver could magnify certain of the risks our business already faces and could present new risks.

On February 27, 2015, BPPR, in an alliance with co-bidders, including BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of Doral Bank from the FDIC, as receiver. Refer to Note 5 Business Combination for a description of the acquisition of certain assets and deposits of Doral Bank from the FDIC as Receiver. The transaction could magnify certain of the risks our business already faces that are described in these “Risk Factors” and could present new risks, including the following:

•	risks associated with weak conditions in the economy and in the real estate markets in our geographic footprint, which adversely affect real estate prices, the job market, consumer confidence and spending habits, which may affect, among other things, the continued status of the loans we acquired as performing assets, charge-offs and provision expense;

•	risk associated with conditions of the taxi industry, including regulatory and competitive environment in New York City, which may affect Doral Bank’s taxi medallion portfolio that we acquired;

•	risks associated with maintaining customer relationships, including managing any potential customer confusion caused by the alliance structure;

•	risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC transaction;

•	changes in interest rates and market liquidity which may reduce interest margins;

•	changes in market rates and prices that may adversely impact the value of financial assets and liabilities; and

•	failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.

Contrary to the case with the Westernbank transaction, we did not enter into a loss sharing agreement with the FDIC in connection with the Doral Bank transaction. Management made various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In estimating the extent of the losses, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

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

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, including those of EVERTEC, or where such information is intercepted or otherwise inappropriately taken by third parties.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. Our main provider of these components is EVERTEC. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor, including EVERTEC, as discussed below, could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

RISKS RELATING TO OUR RELATIONSHIP WITH EVERTEC

We are dependent on EVERTEC for certain of our core financial transaction processing and information technology services, which exposes us to a number of operational risks that could have a material adverse effect on us.

In connection with the sale of a 51% ownership interest in EVERTEC in the third quarter of 2010, we entered into a long-term Amended and Restated Master Services Agreement (the “MSA”) with EVERTEC, pursuant to which we agreed to receive from EVERTEC, on an exclusive basis, certain core financial transaction processing and information technology services, including future modifications and enhancements to such services. The term of the MSA extends until September 30, 2025. Under the MSA, we also granted EVERTEC a right of first refusal to create new services or products that we determine to offer to our customers and certain other processing services. We also entered into several other agreements, generally coterminous with the MSA, pursuant to which BPPR agreed to sponsor EVERTEC as an independent sales organization with respect to certain credit card associations, agreed to certain exclusivity and non-solicitation restrictions with respect to merchant services, and agreed to support the ATH brand and network, among other matters. As a result, we are now dependent on EVERTEC for the provision of essential services to our business, including our core banking business, and there can be no assurances that the quality of the services will be appropriate or that EVERTEC will be able to continue to provide us with the necessary financial transaction processing and technology services. As a result, our relationship with EVERTEC exposes us to a number of operational and business risks that could have a material adverse effect on us.

Moreover, as a result of our agreements with EVERTEC, we are particularly exposed to the operational risks of EVERTEC, including those relating to a breakdown or failure of EVERTEC’s systems, as a result of security breaches or attacks, employee error or malfeasance, system breakdowns, or otherwise. Over the term of the MSA, we have experienced various interruptions and delays in key services provided by EVERTEC. Future interruptions in the operation of EVERTEC’s information systems, or breaches to the confidentiality of the information that resides in such systems, could harm our business by disrupting our delivery of services and damage our reputation, which could have a material adverse impact on our financial condition and results of operations. Our ability to recover from EVERTEC for breach of the MSA may not fully compensate us for the damages we may suffer as a result of such breach.

If EVERTEC is unable to meet constant technological changes and evolving industry standards, we may be unable to enhance our current services and introduce new products and services in a timely and cost-effective manner, placing us at a competitive disadvantage and significantly affecting our business, financial condition and results of operations.

The banking and financial services industry is rapidly evolving and it is highly competitive on the basis of the quality and variety of products and services offered, innovation, price and other factors. In order to compete effectively, we need to constantly develop enhancements to our product and service offerings and introduce new products and services that keep pace with developments in the financial services industry and satisfy shifting customer needs and preferences. These enhancements and new products and services require the delivery of technology services by EVERTEC pursuant to the MSA, making our success dependent on EVERTEC’s ability to timely complete and introduce these enhancements and new products and services in a cost-effective manner.

Some of our competitors rely on financial services technology and outsourcing companies that are much larger than EVERTEC and that may have better technological capabilities and product offerings. Furthermore, EVERTEC is highly leveraged, which, besides exposing it to a number of financial and business risks, requires it to dedicate a substantial portion of its cash flow to meeting debt service requirements, reducing its operational flexibility and ability to invest resources in capital and other expenditures to improve and develop its business services in a constantly changing environment. In addition, financial services technology companies typically make capital investments to develop and modify their product and service offerings to facilitate their customers’ compliance with the extensive and evolving regulatory and industry requirements, and in most cases such costs are borne by the technology provider. Because of our relationship with EVERTEC, however, we bear the full cost of such developments and modifications pursuant to the MSA.

If EVERTEC’s technology services are not competitive in terms of price, speed and scalability versus comparable offerings from larger companies, our future success may be adversely affected. Furthermore, if our relationship with EVERTEC hinders our ability to compete successfully, including by satisfying shifting customer needs and preferences through enhancements to our existing products and services and the introduction of new products and services that keep pace with developments in the financial services industry, our ability to attract and retain customers and to match products and services offered by competitors could be impaired and our business, financial condition and results of operations could be harmed.

Our ability to transition to a new financial services technology provider, and to replace the other services that are provided to us by EVERTEC, may be lengthy and complex.

Switching from one vendor of core bank processing and related technology services to a new vendor is a complex process that carries business and financial risks, even where such a switch can be accomplished without violating our contractual obligations to EVERTEC. The implementation cycle for such a transition can be lengthy and require significant financial and management resources from us. Such a transition can also expose us, and our clients, to increased costs (including conversion costs) and business disruption. If we decided to transition to a new financial services technology provider, either at the end of the term of the MSA and related agreements or earlier upon the occurrence of a termination event, these potential transition risks could result in an adverse effect on our business, financial condition and results of operations. Although EVERTEC has agreed to provide certain transition assistance to us in connection with the termination of the MSA, we are ultimately dependent on their ability to provide those services in a responsive and competent manner.

Under the MSA we are required to provide written notice of non-renewal not less than one year prior to the relevant termination date in order to avoid an automatic three-year renewal. In practice, however, if we decided to switch to a new provider, we would have to commence procuring and working on a transition process much earlier. Furthermore, if we were unsuccessful or decided not to complete the transition after expending significant funds and management resources, it could also result in an adverse effect on our business, financial condition and results of operations.

The value of our remaining ownership interest in EVERTEC, and the revenues we derive from EVERTEC, could be materially reduced if we decided not to renew our agreements with EVERTEC or were to terminate them before the expiration of their term.

We continue to have a 16.05% ownership interest in EVERTEC and account for this investment under the equity method. As such, we include our investment in EVERTEC in other assets and our proportionate share of income or loss is included in other operating income in our consolidated statements of operations. For 2016, our share of EVERTEC’s changes in equity recognized in income was $11.2 million. The carrying value of our investment in EVERTEC was, as of December 31, 2016, approximately $38.9 million. Meanwhile, the services EVERTEC delivers to us represent a significant portion of EVERTEC’s revenues (approximately 45% for 2016). As a result, if we were not to renew the MSA and our other agreements with EVERTEC, or otherwise terminate them before the end of their term, EVERTEC’s financial position and results of operations could be materially adversely affected and the value of our remaining ownership interest in EVERTEC, and the income we report from this investment, may be materially reduced. Furthermore, revenue from EVERTEC’s merchant acquiring business, which constitutes approximately 23% of EVERTEC’s revenues, depends, in part, on EVERTEC’s alliance with BPPR. If such relationship were to suffer, EVERTEC’s business may be adversely affected.

Furthermore, future sales of our EVERTEC common stock, or the perception that these sales could occur, could adversely affect the market price of EVERTEC common stock and thus the value we may be able to realize on the sale of our remaining holdings.

For further information of other risks faced by Popular please refer to the Management’s Discussion & Analysis section of the Annual Report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, BPPR owned and wholly or partially occupied approximately 63 branch premises and other facilities throughout Puerto Rico. It also owned 6 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 113 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2016, BPNA had 62 offices (principally bank branches) of which 6 were owned and 56 were leased. These offices were located in New York, New Jersey and Florida. Our management believes that each of our facilities is well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

Popular Center, the twenty-story Popular and BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage and open parking area facilities with capacity for approximately 780 cars. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 40.5% of the office floors space. Approximately 55.3% of the office and commercial spaces are leased to outside tenants and 4.2% is available for office and retail use.

Popular Center North Building, a three-story building, on the same block as Popular Center. These facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides additional office space and shares the parking facilities with Popular Center. It also houses six movie theatres with stadium type seating for approximately 600 persons.

Popular Street Building, a parking and office building located at Ponce de León Avenue and Popular Street, Hato Rey, Puerto Rico. The six stories of office space and the basement are occupied by BPPR units and the Corporate Credit Risk Division. At the ground level, Popular Auto occupies approximately 10.5% of the retail type space and the remaining spaces are leased to outside tenants and the recently inaugurated Casa de Niños Popular. It has parking facilities for approximately 1,100 cars.

Cupey Center Complex, one building, three-stories high, two buildings, two-stories high each, and two buildings three-stories high each located in Cupey, Río Piedras, Puerto Rico. These buildings are leased to EVERTEC. BPPR maintains a full service branch and some support services in these facilities. The Complex also includes a parking garage building with capacity for approximately 1,136 cars, open parking area facilities with capacity for an additional 600 cars and houses a recreational center for employees.

Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A BPPR branch, the Human Resources Division, the Asset Protection Division, and the International Banking Center and Foreign Exchange Department are the main occupants of this facility.

Centro Europa Building, a seven-story office and retail building in Santurce, Puerto Rico. The BPPR’s training center, Loss mitigation and Default Management units occupy approximately 59% of this building. The remaining space is leased or available for leasing to outside tenants. The building also includes a parking garage with capacity for approximately 614 cars.

Old San Juan Building, a twelve-story structure located in Old San Juan, Puerto Rico. BPPR occupies approximately 36% of the building for a branch operation, an exhibition room and other facilities. The rest of the building is leased or available for leasing to outside tenants.

Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is fully occupied by Popular Insurance, Inc. as its headquarters. The property also includes an adjacent four-level parking garage with capacity for approximately 303 cars, a potable water cistern and a diesel storage tank.

Altamira Building, a nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 540 cars is also part of this property that houses the centralized offices Popular Auto, LLC. It also includes a full service branch and BPPR mortgage loans and servicing units.

El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes an eight-level parking garage adjacent to the office building and four-levels of underground parking in the branch building, which together with the available ground parking space, provide for approximately 1,032 automobiles. As of December 31, 2016, a BPPR branch, the Río Piedras regional office and the Commercial Credit Center operate at the branch building while a number of centralized BPPR offices occupy the main building. The Technology Management Division, Retail Lending, Retail Banking, PCB and Operations, are some of its occupants.

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico. As of December 31, 2016, the building is the headquarters of Fundación Banco Popular which occupies all of the building.

BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands housing a BPPR branch and centralized offices. The building is fully occupied by BPPR personnel.

Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands. A BPPR branch is located in the first story while the commercial credit department occupies the second story. The third floor has been leased to an outside tenant (KPMG), while the fourth floor is saved for BPPR business expansion.

Caparra Center Building, a ten-story office building located at 1451 FD Roosevelt Avenue, San Juan, Puerto Rico. The property also includes a nine-level parking garage with capacity for approximately 897 cars and a main file/storage industrial building. As of December 31, 2016, a BPPR branch and the Customer Contact Center (Telebanco) occupy the main building.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 28, “Commitments and Contingencies”, to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

IT EM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”. Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2016 and the previous four years, as well as cash dividends declared, is contained under Table 4, “Common Stock Performance”, in the Management’s Discussion and Analysis of the Annual Report, and is incorporated herein by reference.

In June 2009, Popular announced the suspension of dividends on the Common Stock. During the third quarter of 2015, Popular resumed the quarterly cash dividend of $0.15 per share on its Common Stock. On January 23, 2017, the Corporation’s Board of Directors approved an increase in the quarterly Common Stock dividend of $0.25 per share, payable on April 3, 2017 to shareholders of record as of March 17, 2017. The Common Stock ranks junior to all series of Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, the Common Stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the Preferred Stock for the latest dividend period.

Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, BPPR and BPNA is contained under the caption “Regulation and Supervision” in Item 1 herein.

As of February 27, 2017, Popular had 8,166 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $44.68 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2016 consisted of:

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

Monthly dividends on the Preferred Stock amounted $3.7 million for 2016. Popular committed to the Board of Governors of the Federal Reserve System to fund the preferred dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances were insufficient, other common equity capital raised by Popular. During 2016 the Common Stock issued under those plans was $5.5 million that was well above the dividend payment. During 2017, Popular no longer intends to fund its preferred dividend payments out of newly issued common stock and, as a result, any preferred dividend payments will have to be compliant with applicable regulatory guidance. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

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

In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 3,500,000. The Corporation has in the past used shares purchased in the market to make grants under the Plan. There were no purchases of Common Stock during the quarter ended December 31, 2016 under the 2004 Omnibus Incentive Plan.

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2011, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

Total Return as of December 31

December 31, 2011 = 100

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

Our ratio of earnings to fixed charges and of earnings to fixed charges and Preferred Stock dividends on a consolidated basis for each of the last five years is as follows:

	Years ended December 31, (1)
	2016	2015	2014		2013	2012
Ratio of Earnings to Fixed Charges:
Including Interest on Deposits	2.3	2.9	(A	)	1.9	1.3
Excluding Interest on Deposits	4.0	5.0	(A	)	2.5	1.6
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	2.2	2.8	(A	)	1.8	1.3
Excluding Interest on Deposits	3.8	4.8	(A	)	2.4	1.6

(1)	The computation of earnings to fixed charges and preferred stock dividends excludes the results of discontinued operations.
(A)	During 2014, earnings were not sufficient to cover fixed charges or preferred stock dividends and the ratios were less than 1:1. The Corporation would have had to generate additional earnings of approximately $161 million to achieve ratios of 1:1 in the corresponding period of 2014.

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	Years ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Long-term obligations	$1,574,852	$1,662,508	$1,701,904	$1,584,173	$1,777,097
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	50,160

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Annual Report under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Table 23, “Maturity Distribution of Earning Assets”, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears under the caption “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in the Annual Report under the caption “Statistical Summaries”, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Nominees for Election as Directors and Other Directors” and “Executive Officers” in the Proxy Statement are incorporated herein by reference. The Board has adopted a Code of Ethics to be followed by our employees, officers (including the Chief Executive Officer, Chief Financial Officer and Corporate Comptroller) and directors to achieve conduct that reflects our ethical principles. The Code of Ethics is available on our website at www.popular.com. We will post on our website any amendments to the Code of Ethics or any waivers from a provision of Code of Ethics granted to the Chief Executive Officer, Chief Financial Officer, or Principal Accounting Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement under the captions “Executive and Directors Compensation”, the “2016 Executive Compensation Tables and Compensation Information” and “Compensation of Non-Employee Directors”, and “Committees of the Board – Compensation Committee - Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Program”, including the “Compensation Discussion and Analysis” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information under the captions “Principal Shareholders” and “Shares Beneficially Owned by Directors and Executive Officers of Popular” in the Proxy Statement is incorporated herein by reference.

The following tables sets forth information as of December 31, 2016 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	2004 Omnibus Incentive Plan	1,468,468

Total		1,468,468

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Board of Directors’ Independence”, and “Certain Relationships and Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on pages 88 through 255 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2016

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2016

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2016

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a) (1) above or in the notes thereto.

(3) Exhibits

ITEM 16.	FORM 10-K SUMMARY

None.

The exhibits listed on the Exhibits Index on page 51 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2017.

POPULAR, INC.
(Registrant)

By:	/S/ RICHARD L. CARRIÓN
Richard L. Carrión
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RICHARD L. CARRIÓN Richard L. Carrión	Chairman of the Board, Chief Executive Officer and Principal Executive Officer	03-01-17

/S/ CARLOS J. VÁZQUEZ Carlos J. Vázquez Executive Vice President	Principal Financial Officer	03-01-17

/S/ JORGE J. GARCÍA Jorge J. García Senior Vice President and Comptroller	Principal Accounting Officer	03-01-17

/S/ ALEJANDRO M.BALLESTER Alejandro M. Ballester	Director	03-01-17

/S/ MARÍA LUISA FERRÉ María Luisa Ferré	Director	03-01-17

/S/ C. KIM GOODWIN C. Kim Goodwin	Director	03-01-17

/S/ JOAQUÍN E. BACARDÍ, III Joaquín E. Bacardi, III	Director	03-01-17

/S/ WILLIAM J. TEUBER JR William J. Teuber Jr.	Director	03-01-17

/S/ CARLOS A. UNANUE Carlos A. Unanue	Director	03-01-17

/S/ JOHN W. DIERCKSEN John W. Diercksen	Director	03-01-17

/S/ DAVID E. GOEL David E. Goel	Director	03-01-17

Exhibit Index

2.1	Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared Loss Agreement and as Exhibit 4.15B the Commercial Shared- Loss Agreement (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

2.2	Agreement and Plan of Merger dated as of June 30, 2010, among Popular, Inc., AP Carib Holdings Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.4	Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. And Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 15, 2010 and filed on September 21, 2010).

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 30, 2010 and filed on October 6, 2010).

3.1	Composite Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Composite Amended and Restated Bylaws of Popular, Inc. (1)

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

4.2	Senior Indenture, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc., and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.3	Second Supplemental Indenture, dated as of August 5, 1999, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to Popular, Inc.’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.4	Subordinated Indenture dated as of November 30, 1995, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of Popular, Inc.’s Registration Statement No. 333- 26941, dated May 12, 1997).

4.5	Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as successor trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.6	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as successor trustee (incorporated by reference to Exhibit 4(h) to Popular, Inc.’s Current Report on Form 8-K, dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.7	Junior Subordinated Indenture, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit (4)(a) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.8	Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.9	Amended and Restated Trust Agreement of BanPonce Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.10	Certificate of Trust of BanPonce Trust I (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.11	Form of Capital Securities Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.12	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor, and The Bank of New York Mellon, as guarantee trustee, relating to BanPonce Trust I (incorporated by reference to Exhibit 4.9 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.13	Form of Junior Subordinated Deferrable Interest Debenture for Popular North America, Inc. (incorporated by reference to Exhibit (4)(i) of Popular, Inc.’s Current Report on Form 8-K (File No. 000- 13818), dated and filed on February 19, 1997).

4.14	Form of Certificate representing Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.15	Certificate of Designation, Preference and Rights of Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 3.3 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.16	Form of Certificate of Trust of Popular Capital Trust III and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement filed with the SEC on September 5, 2003).

4.17	Certificate of Amendment to the Certificate of Trust of Popular Capital Trust IV (incorporated by reference to Exhibit 4.15 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.18	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.19	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.20	Certificate of Trust of Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.21	Form of Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.22	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular Capital Trust I (incorporated by reference to Exhibit 4.11 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.23	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.24	Indenture dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated October 31,2003, as filed with the SEC on November 4, 2003).

4.25	First Supplemental Indenture, dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (Incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.26	Form of Junior Subordinated Indenture among Popular North America, Inc., Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.10 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.27	Supplemental Indenture dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8- K dated August 31, 2009, and filed on September 3, 2009).

4.28	Amended and Restated Trust Agreement of Popular North America Capital Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.29	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.30	Form of Capital Securities Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit E of the Amended and Restated Trust Agreement).

4.31	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular North America Capital Trust I (incorporated by reference to Exhibit 4.10 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.32	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.125% Junior Subordinated Debentures, Series A due December 1, 2034 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.33	Second Supplemental Indenture, dated as of November 30, 2004, between Popular, Inc. and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.34	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.35	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.36	Certificate of Trust of Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.37	Form of Global Capital Securities Certificate for Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.38	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor, and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.12 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.39	Certificate of Designation of the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.40	Form of certificate representing the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 4 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.41	Sixth Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.1 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.42	Seventh Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.2 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.43	Certificate of Trust of Popular North America Capital Trust II (incorporated by reference to Exhibit 4.22 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2006).

4.44	Declaration of Trust and Trust Agreement of each of Popular North America Capital Trust II and Popular North America Capital Trust III dated June 16, 2006 (incorporated by reference to Exhibit 4.20 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.45	Certificate of Amendment to Certificate of Trust of each of Popular North America Capital Trust II and Popular North America Capital Trust III (incorporated by reference to Exhibit 4.24 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.46	Eight Supplemental Indenture between Popular, Inc. and Bank of New York Mellon, as trustee, dated July 1, 2014 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2014 and filed on July 2, 2014).

10.1	Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Registration Statement on Form S-8 (No. 333-60666), filed on May 10, 2001).

10.3	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Amendment to the Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Popular’s Proxy Statement filed with the SEC on March 5, 2013).

10.5	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.7	Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8	Compensation agreement for Alejandro M. Ballester as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Compensation agreement for Carlos A. Unanue as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Compensation agreement for C. Kim Goodwin as director of Popular, Inc. dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11	Compensation Agreement for David E. Goel as director of Popular, Inc. dated April 30, 2013 (incorporated by reference to Exhibit 10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12	Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc. dated April 30, 2013 (incorporated by reference to Exhibit 10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.13	Compensation Agreement for John. W. Diercksen as director of Popular, Inc. dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013.

10.14	Amended and Restated Master Services Agreement dated as of September 30, 2010, among Popular, Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 14, 2011).

10.15	Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.16	Stockholder Agreement dated as of April 17, 2012, among Carib Latam Holdings, Inc., and each of the holders of Carib Latam Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated April 17, 2012 and filed on April 23, 2012).

10.17	Form of Popular, Inc. TARP Long-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.22 of Popular, Inc’s Annual Report of Form 10-K for the year ended December 31, 2012).

10.18	Form of 2014 Transition Award Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.19	Form of 2014 Transition Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.20	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015. (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.21	Form of 2015 Long Term Incentive Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report Form 10-Q for the quarter ended March 31, 2015).

10.22	Form of 2016 Long-Term Incentive Equity Incentive Award and Agreement, (incorporated by reference to Exhibit 10.27 of Popular, Inc’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.23	Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016, (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges. (1)

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2016. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15(1)

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

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