Form 10-Q
period 2017-03-31
POPULAR INC
filed 2017-05-10
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 101,986,341 shares outstanding as of May 5, 2017.

POPULAR, INC.

1

Forward-Looking Information

The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve;

•	the impact of the current fiscal and economic crisis of the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”) and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business;

•	the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal crisis on the value of our portfolio of Puerto Rico government securities and loans to governmental entities, and the possibility that these actions may result in credit losses that are higher than currently expected;

•	changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	possible legislative, tax or regulatory changes; and

•	a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, as a result of cyberattacks, including e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular.

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

Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share information)	2017	2016
Assets:
Cash and due from banks	$340,225	$362,394

Money market investments:
Securities purchased under agreements to resell	—	23,637
Time deposits with other banks	3,653,347	2,866,580

Total money market investments	3,653,347	2,890,217

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	1,811	11,486
Other trading securities	49,174	48,319
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	452,568	491,843
Other investment securities available-for-sale	8,744,959	7,717,963
Investment securities held-to-maturity, at amortized cost (fair value 2017 - $73,628; 2016 - $75,576)	96,326	98,101
Other investment securities, at lower of cost or realizable value (realizable value 2017 - $169,617; 2016 - $170,890)	166,286	167,818
Loans held-for-sale, at lower of cost or fair value	85,309	88,821

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	22,858,556	22,895,172
Loans covered under loss-sharing agreements with the FDIC	551,980	572,878
Less – Unearned income	123,835	121,425
Allowance for loan losses	544,496	540,651

Total loans held-in-portfolio, net	22,742,205	22,805,974

FDIC loss-share asset	58,793	69,334
Premises and equipment, net	548,995	543,981
Other real estate not covered under loss-sharing agreements with the FDIC	185,836	180,445
Other real estate covered under loss-sharing agreements with the FDIC	29,926	32,128
Accrued income receivable	128,018	138,042
Mortgage servicing assets, at fair value	193,698	196,889
Other assets	2,111,806	2,145,510
Goodwill	627,294	627,294
Other intangible assets	42,706	45,050

Total assets	$40,259,282	$38,661,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$7,262,328	$6,980,443
Interest bearing	24,950,251	23,515,781

Total deposits	32,212,579	30,496,224

Assets sold under agreements to repurchase	434,714	479,425
Other short-term borrowings	1,200	1,200
Notes payable	1,557,972	1,574,852
Other liabilities	862,604	911,951

Total liabilities	35,069,069	33,463,652

Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,101,618 shares issued (2016 - 104,058,684) and 101,956,740 shares outstanding (2016 - 103,790,932)	1,041	1,040
Surplus	4,261,346	4,255,022
Retained earnings	1,286,706	1,220,307
Treasury stock - at cost, 2,144,878 shares (2016 - 267,752)	(89,128)	(8,286)
Accumulated other comprehensive loss, net of tax	(319,912)	(320,286)

Total stockholders’ equity	5,190,213	5,197,957

Total liabilities and stockholders’ equity	$40,259,282	$38,661,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2017	2016
Interest income:
Loans	$363,136	$363,197
Money market investments	6,573	2,863
Investment securities	44,886	36,271
Trading account securities	1,400	1,689

Total interest income	415,995	404,020

Interest expense:
Deposits	33,757	29,874
Short-term borrowings	1,095	1,861
Long-term debt	19,045	19,873

Total interest expense	53,897	51,608

Net interest income	362,098	352,412
Provision for loan losses - non-covered loans	42,057	47,940
Provision (reversal) for loan losses - covered loans	(1,359)	(3,105)

Net interest income after provision for loan losses	321,400	307,577

Service charges on deposit accounts	39,536	39,862
Other service fees (Refer to Note 27)	56,175	53,382
Mortgage banking activities (Refer to Note 10)	11,369	10,551
Net gain on sale and valuation adjustments of investment securities	162	—
Trading account loss	(278)	(162)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	(304)
Adjustments (expense) to indemnity reserves on loans sold	(1,966)	(4,098)
FDIC loss share expense (Refer to Note 28)	(8,257)	(3,146)
Other operating income	19,128	15,545

Total non-interest income	115,869	111,630

Operating expenses:
Personnel costs	125,607	127,091
Net occupancy expenses	20,776	20,430
Equipment expenses	15,970	14,548
Other taxes	10,969	10,195
Professional fees	69,250	75,459
Communications	5,949	6,320
Business promotion	11,576	11,110
FDIC deposit insurance	6,493	7,370
Other real estate owned (OREO) expenses	12,818	9,141
Other operating expenses	29,565	17,165
Amortization of intangibles	2,345	3,114

Total operating expenses	311,318	301,943

Income from continuing operations before income tax	125,951	117,264
Income tax expense	33,006	32,265

Net Income	$92,945	$84,999

Net Income Applicable to Common Stock	$92,014	$84,068

Net Income per Common Share – Basic	$0.89	$0.81

Net Income per Common Share – Diluted	$0.89	$0.81

Dividends Declared per Common Share	$0.25	$0.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2017	2016
Net income	$92,945	$84,999

Other comprehensive income before tax:
Foreign currency translation adjustment	139	(705)
Amortization of net losses on pension and postretirement benefit plans	5,607	5,486
Amortization of prior service credit of pension and postretirement benefit plans	(950)	(950)
Unrealized holding (losses) gains on investments arising during the period	(2,907)	76,236
Reclassification adjustment for gains included in net income	(162)	—
Unrealized net losses on cash flow hedges	(637)	(2,000)
Reclassification adjustment for net losses included in net income	855	1,545

Other comprehensive income before tax	1,945	79,612
Income tax expense	(1,571)	(4,476)

Total other comprehensive income, net of tax	374	75,136

Comprehensive income, net of tax	$93,319	$160,135

Tax effect allocated to each component of other comprehensive income:
	Quarters ended March 31,
(In thousands)	2017	2016
Amortization of net losses on pension and postretirement benefit plans	$(2,186)	$(2,140)
Amortization of prior service credit of pension and postretirement benefit plans	370	370
Unrealized holding (losses) gains on investments arising during the period	298	(2,885)
Reclassification adjustment for gains included in net income	32	—
Unrealized net losses on cash flow hedges	248	781
Reclassification adjustment for net losses included in net income	(333)	(602)

Income tax expense	$(1,571)	$(4,476)

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2015	$1,038	$50,160	$4,229,156	$1,087,957	$(6,101)	$(256,886)	$5,105,324
Net income				84,999			84,999
Issuance of stock	1		2,108				2,109
Tax windfall benefit on vesting of restricted stock			(31)				(31)
Dividends declared:
Common stock				(15,549)			(15,549)
Preferred stock				(931)			(931)
Common stock purchases					(764)		(764)
Common stock reissuance					7		7
Other comprehensive income, net of tax						75,136	75,136

Balance at March 31, 2016	$1,039	$50,160	$4,231,233	$1,156,476	$(6,858)	$(181,750)	$5,250,300

Balance at December 31, 2016	$1,040	$50,160	$4,255,022	$1,220,307	$(8,286)	$(320,286)	$5,197,957
Net income				92,945			92,945
Issuance of stock	1		1,806				1,807
Dividends declared:
Common stock				(25,615)			(25,615)
Preferred stock				(931)			(931)
Common stock purchases			4,518		(80,842)		(76,324)
Other comprehensive income, net of tax						374	374

Balance at March 31, 2017	$1,041	$50,160	$4,261,346	$1,286,706	$(89,128)	$(319,912)	$5,190,213

						March 31,	March 31,
Disclosure of changes in number of shares:						2017	2016
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						104,058,684	103,816,185
Issuance of stock						42,934	79,457

Balance at end of the period						104,101,618	103,895,642
Treasury stock						(2,144,878)	(225,637)

Common Stock – Outstanding						101,956,740	103,670,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$92,945	$84,999

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40,698	44,835
Amortization of intangibles	2,345	3,114
Depreciation and amortization of premises and equipment	11,799	11,707
Net accretion of discounts and amortization of premiums and deferred fees	(6,463)	(11,158)
Fair value adjustments on mortgage servicing rights	5,954	8,477
FDIC loss share expense	8,257	3,146
Adjustments (expense) to indemnify reserves on loans sold	1,966	4,098
Earnings from investments under the equity method	(10,879)	(7,089)
Deferred income tax expense	25,060	23,218
Loss (gain) on:
Disposition of premises and equipment and other productive assets	6,466	(1,946)
Sale and valuation adjustments of investment securities	(162)	—
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(5,381)	(7,101)
Sale of foreclosed assets, including write-downs	4,512	2,802
Acquisitions of loans held-for-sale	(73,043)	(66,451)
Proceeds from sale of loans held-for-sale	29,364	22,253
Net originations on loans held-for-sale	(123,336)	(110,528)
Net decrease (increase) in:
Trading securities	177,153	176,598
Accrued income receivable	10,024	3,926
Other assets	13,161	20,996
Net (decrease) increase in:
Interest payable	(11,281)	(12,261)
Pension and other postretirement benefits obligation	331	1,536
Other liabilities	(13,654)	(17,010)

Total adjustments	92,891	93,162

Net cash provided by operating activities	185,836	178,161

Cash flows from investing activities:
Net (increase) decrease in money market investments	(763,130)	262,632
Purchases of investment securities:
Available-for-sale	(1,216,880)	(742,859)
Other	(225)	(59,786)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	222,677	239,399
Held-to-maturity	2,184	2,108
Other	—	41,664
Proceeds from sale of investment securities:
Available-for-sale	381	—
Other	1,757	26,346
Net repayments on loans	99,306	13,335
Proceeds from sale of loans	—	1,128
Acquisition of loan portfolios	(109,098)	(212,798)
Net payments (to) from FDIC under loss sharing agreements	(23,574)	88,588
Return of capital from equity method investments	3,862	206
Acquisition of premises and equipment	(18,646)	(38,819)
Proceeds from sale of:
Premises and equipment and other productive assets	3,011	5,092
Foreclosed assets	27,547	14,513

Net cash used in by investing activities	(1,770,828)	(359,251)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,715,958	318,550
Federal funds purchased and assets sold under agreements to repurchase	(44,711)	(1,991)
Other short-term borrowings	—	5,170
Payments of notes payable	(17,408)	(108,452)
Proceeds from issuance of notes payable	—	28,883
Proceeds from issuance of common stock	1,806	2,109
Dividends paid	(16,499)	(16,473)
Net payments for repurchase of common stock	(75,604)	(77)
Payments related to tax withholding for shared-based compensation	(719)	(680)

Net cash provided by financing activities	1,562,823	227,039

Net (decrease) increase in cash and due from banks	(22,169)	45,949
Cash and due from banks at beginning of period	362,394	363,674

Cash and due from banks at the end of the period	$340,225	$409,623

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The consolidated statement of financial condition data at December 31, 2016 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2016, included in the Corporation’s 2016 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

The FASB issued ASU 2016-09 in March 2016, which simplifies multiple aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies as an income tax benefit or expense in the income statement and classification in the statement of cash flows as an operating activity, allowing entities to elect as an accounting policy to account for forfeitures when they occur, permitting entities to withhold up to the maximum individual statutory rate without classifying the awards as a liability, and requiring that the cash paid to satisfy the statutory income tax withholding obligation be classified as a financing activity.

The amendments to this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As a result of the adoption of this accounting pronouncement during the first quarter of 2017, the Corporation recognized excess tax benefits and shortfalls as income tax benefit or expense in the income statement and revised the presentation of its statements of cash flows, all of which had an immaterial impact to the financial statements taken as a whole.

Additionally, adoption of the following standards effective during the first quarter of 2017 did not have a significant impact on its Consolidated Financial Statements:

•	FASB Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

•	FASB Accounting Standards Update (“ASU”) 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•	FASB Accounting Standards Update (“ASU”) 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

•	FASB Accounting Standards Update (“ASU”) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2017-08, Receivables– Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

The FASB issued ASU 2017-08 in March 2017, which amends the amortization period for certain callable debt securities held at a premium by shortening such period to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments in this Update should be applied on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition and results of operations since the premium of purchased callable debt securities is not significant.

FASB Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The FASB issued ASU 2017-07 in March 2017, which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and other components of net benefit cost and prospectively for the capitalization of the service cost component.

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated statements of financial condition and results of operations.

For recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2016 Form 10-K.

Note 4 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.2 billion at March 31, 2017 (December 31, 2016 - $ 1.2 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2017, the Corporation held $45 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2016 - $31 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at March 31, 2017 and December 31, 2016.

	At March 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$944,180	$408	$242	$944,346	0.98%
After 1 to 5 years	2,007,013	1,039	9,278	1,998,774	1.24

Total U.S. Treasury securities	2,951,193	1,447	9,520	2,943,120	1.16

Obligations of U.S. Government sponsored entities
Within 1 year	125,028	39	46	125,021	0.97
After 1 to 5 years	588,119	724	1,785	587,058	1.40
After 5 to 10 years	200	3	—	203	5.64

Total obligations of U.S. Government sponsored entities	713,347	766	1,831	712,282	1.32

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,480	—	127	6,353	2.78
After 5 to 10 years	5,000	—	1,967	3,033	3.80
After 10 years	17,625	—	6,102	11,523	7.09

Total obligations of Puerto Rico, States and political subdivisions	29,105	—	8,196	20,909	5.56

Collateralized mortgage obligations - federal agencies
Within 1 year	48	—	—	48	4.00
After 1 to 5 years	18,086	349	50	18,385	2.87
After 5 to 10 years	35,328	354	59	35,623	2.67
After 10 years	1,111,730	5,130	24,030	1,092,830	1.99

Total collateralized mortgage obligations - federal agencies	1,165,192	5,833	24,139	1,146,886	2.02

Mortgage-backed securities
Within 1 year	49	—	—	49	4.73
After 1 to 5 years	18,205	441	77	18,569	3.80
After 5 to 10 years	333,619	3,071	2,324	334,366	2.23
After 10 years	4,049,014	27,557	66,499	4,010,072	2.48

Total mortgage-backed securities	4,400,887	31,069	68,900	4,363,056	2.46

Equity securities (without contractual maturity)	1,026	833	—	1,859	8.13

Other
Within 1 year	8,445	9	—	8,454	1.86
After 5 to 10 years	935	26	—	961	3.62

Total other	9,380	35	—	9,415	2.04

Total investment securities available-for-sale[1]	$9,270,130	$39,983	$112,586	$9,197,527	1.91%

[1]	Includes $4.9 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $4.2 billion serve as collateral for public funds.

	At December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$844,002	$1,254	$28	$845,228	1.00%
After 1 to 5 years	1,300,729	214	9,551	1,291,392	1.11

Total U.S. Treasury securities	2,144,731	1,468	9,579	2,136,620	1.06

Obligations of U.S. Government sponsored entities
Within 1 year	100,050	102	—	100,152	0.98
After 1 to 5 years	613,293	710	2,505	611,498	1.38
After 5 to 10 years	200	—	—	200	5.64

Total obligations of U.S. Government sponsored entities	713,543	812	2,505	711,850	1.32

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,419	—	161	6,258	2.89
After 5 to 10 years	5,000	—	1,550	3,450	3.80
After 10 years	17,605	—	4,542	13,063	7.09

Total obligations of Puerto Rico, States and political subdivisions	29,024	—	6,253	22,771	5.60

Collateralized mortgage obligations - federal agencies
Within 1 year	13	—	—	13	1.23
After 1 to 5 years	18,524	429	28	18,925	2.89
After 5 to 10 years	39,178	428	61	39,545	2.68
After 10 years	1,180,686	6,313	23,956	1,163,043	1.99

Total collateralized mortgage obligations - federal agencies	1,238,401	7,170	24,045	1,221,526	2.02

Mortgage-backed securities
Within 1 year	55	1	—	56	4.76
After 1 to 5 years	19,960	537	43	20,454	3.86
After 5 to 10 years	317,185	3,701	1,721	319,165	2.29
After 10 years	3,805,675	28,772	68,790	3,765,657	2.47

Total mortgage-backed securities	4,142,875	33,011	70,554	4,105,332	2.46

Equity securities (without contractual maturity)	1,246	876	—	2,122	7.94

Other
Within 1 year	8,539	11	—	8,550	1.78
After 5 to 10 years	1,004	31	—	1,035	3.62

Total other	9,543	42	—	9,585	1.97

Total investment securities available-for-sale[1]	$8,279,363	$43,379	$112,936	$8,209,806	1.94%

[1]	Includes $4.1 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $3.4 billion serve as collateral for public funds.

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

During the quarter ended March 31, 2017, the Corporation sold equity securities with a realized gain of $162 thousand. The proceeds from these sales were $381 thousand. There were no securities sold during the quarter ended March 31, 2016.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	At March 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$1,711,899	$9,520	$—	$—	$1,711,899	$9,520
Obligations of U.S. Government sponsored entities	405,934	1,797	2,945	34	408,879	1,831
Obligations of Puerto Rico, States and political subdivisions	6,353	127	14,556	8,069	20,909	8,196
Collateralized mortgage obligations - federal agencies	471,245	8,778	325,069	15,361	796,314	24,139
Mortgage-backed securities	3,601,972	68,519	14,453	381	3,616,425	68,900

Total investment securities available-for-sale in an unrealized loss position	$6,197,403	$88,741	$357,023	$23,845	$6,554,426	$112,586

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$1,162,110	$9,579	$—	$—	$1,162,110	$9,579
Obligations of U.S. Government sponsored entities	430,273	2,426	3,126	79	433,399	2,505
Obligations of Puerto Rico, States and political subdivisions	6,258	161	16,512	6,092	22,770	6,253
Collateralized mortgage obligations - federal agencies	505,503	8,112	339,236	15,933	844,739	24,045
Mortgage-backed securities	3,537,606	70,173	15,113	381	3,552,719	70,554

Total investment securities available-for-sale in an unrealized loss position	$5,641,750	$90,451	$373,987	$22,485	$6,015,737	$112,936

As of March 31, 2017, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $113 million, driven by Mortgage backed securities and Collateralized mortgage obligations.

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

The portfolio of “Obligations of Puerto Rico, States and Political subdivisions” include senior obligations from the Puerto Rico Sales Tax Financing Corporation (“COFINA”) with a fair value of $15 million (December 31, 2016 - $17 million) that had an unrealized loss of $8 million, included in accumulated other comprehensive income, at March 31, 2017 (December 31, 2016 - $6 million). As further discussed in Note 21, on May 3, 2017, the Oversight Board established pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) filed a petition in the Federal Court for the District of Puerto Rico to utilize the restructuring authority provided by Title III of PROMESA for the Commonwealth; on May 5, 2017, the Oversight Board sought relief under Title III with respect to COFINA. Act No. 26-2017 of 2017, signed on April 29, 2017, also allows the Commonwealth to use COFINA revenues for operational expenses, subject to certain conditions and restrictions. Although to date, COFINA has made all debt service payments and has certain moneys in reserve to make certain additional debt service payments in the ordinary course, the Corporation, in light of these developments, will re-evaluate during the second quarter of 2017 whether the decline in value of these investments is other-than-temporary, which would result in the recognition of a charge to earnings related to credit losses with respect to such COFINA senior obligations. Further negative evidence impacting the liquidity and sources of repayment of the obligations of Puerto Rico and its political subdivisions, or any further actions taken by the Commonwealth or the Oversight Board that affect our holdings of obligations of the Commonwealth or its instrumentalities, could result in additional charges to earnings to recognize estimated credit losses determined to be other-than-temporary.

At March 31, 2017, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the investments securities prior to recovery of their amortized cost basis.

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

	March 31, 2017		December 31, 2016
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,435,528	$3,392,789	$3,255,844	$3,211,443
Freddie Mac	1,391,110	1,371,949	1,381,197	1,361,933

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at March 31, 2017 and December 31, 2016.

	At March 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,235	$—	$1,375	$1,860	5.95%
After 1 to 5 years	15,200	—	6,627	8,573	6.03
After 5 to 10 years	17,485	—	7,689	9,796	6.24
After 10 years	58,333	1,387	8,360	51,360	1.80

Total obligations of Puerto Rico, States and political subdivisions	94,253	1,387	24,051	71,589	3.45

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	73	4	—	77	5.45

Total collateralized mortgage obligations - federal agencies	73	4	—	77	5.45

Other
Within 1 year	1,250	—	25	1,225	1.62
After 1 to 5 years	750	—	13	737	2.75

Total other	2,000	—	38	1,962	2.04

Total investment securities held-to-maturity[1]	$96,326	$1,391	$24,089	$73,628	3.42%

[1]	Includes $94.3 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2016
		Gross	Gross		Weighted
(In thousands)	Amortized cost	unrealized gains	unrealized losses	Fair value	average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,105	$—	$1,240	$1,865	5.90%
After 1 to 5 years	14,540	—	5,957	8,583	6.02
After 5 to 10 years	18,635	—	7,766	10,869	6.20
After 10 years	59,747	1,368	8,892	52,223	1.91

Total obligations of Puerto Rico, States and political subdivisions	96,027	1,368	23,855	73,540	3.49

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	74	4	—	78	5.45

Total collateralized mortgage obligations - federal agencies	74	4	—	78	5.45

Other
Within 1 year	1,000	—	3	997	1.65
After 1 to 5 years	1,000	—	39	961	2.44

Total other	2,000	—	42	1,958	2.05

Total investment securities held-to-maturity[1]	$98,101	$1,372	$23,897	$75,576	3.46%

[1]	Includes $53.1 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016.

	At March 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$31,526	$1,764	$28,703	$22,287	$60,229	$24,051
Other	737	13	1,225	25	1,962	38

Total investment securities held-to-maturity in an unrealized loss position	$32,263	$1,777	$29,928	$22,312	$62,191	$24,089

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$31,294	$1,702	$30,947	$22,153	$62,241	$23,855
Other	491	9	1,217	33	1,708	42

Total investment securities held-to-maturity in an unrealized loss position	$31,785	$1,711	$32,164	$22,186	$63,949	$23,897

As indicated in Note 5 to these Consolidated Financial Statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2017 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $51 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from, and have a lien on, certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality and issuing municipalities are required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligations bonds.

The portfolio also includes approximately $43 million in securities for which the underlying source of payment is not the central government, but in which a government instrumentality provides a guarantee in the event of default.

The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security was other-than-temporarily impaired at March 31, 2017. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

Refer to Note 21 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Note 7 – Loans

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

The risks on loans acquired in the FDIC-assisted transaction are significantly different from the risks on loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans.” The FDIC loss sharing agreements expired on June 30, 2015 for commercial (including construction) and consumer loans, and expires on June 30, 2020 for single-family residential mortgage loans, as explained in Note 9.

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 of the 2016 Form10K.

During the quarter ended March 31, 2017, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $136 million, consumer loans of $42 million and leasing loans of $2 million. During the quarter ended March 31, 2016, the Corporation recorded purchases of mortgage loans amounting to $122 million, consumer loans of $106 million and commercial loans of $51 million.

The Corporation performed whole-loan sales involving approximately $28 million of residential mortgage loans during the quarter ended March 31, 2017 (March 31, 2016 - $21 million). Also, during the quarter ended March 31, 2017, the Corporation securitized approximately $147 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $28 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $134 million and $36 million, respectively, during the quarter ended March 31, 2016.

Non-covered loans

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, by past due status at March 31, 2017 and December 31, 2016, including loans previously covered by the commercial FDIC loss sharing agreements.

March 31, 2017
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$1,727	$—	$578	$2,305	$144,547	$146,852
Commercial real estate non-owner occupied	97,018	1,487	34,932	133,437	2,380,158	2,513,595
Commercial real estate owner occupied	13,055	1,768	115,260	130,083	1,608,195	1,738,278
Commercial and industrial	7,127	1,286	46,968	55,381	2,610,224	2,665,605
Construction	—	—	1,668	1,668	93,791	95,459
Mortgage	293,694	146,474	777,260	1,217,428	4,652,290	5,869,718
Leasing	8,141	1,052	2,444	11,637	708,006	719,643
Consumer:
Credit cards	12,330	7,835	19,330	39,495	1,038,989	1,078,484
Home equity lines of credit	492	—	572	1,064	7,085	8,149
Personal	13,131	7,382	19,460	39,973	1,103,362	1,143,335
Auto	30,214	6,228	12,685	49,127	779,832	828,959
Other	729	611	19,480	20,820	147,332	168,152

Total	$477,658	$174,123	$1,050,637	$1,702,418	$15,273,811	$16,976,229

March 31, 2017
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$26	$—	$199	$225	$1,108,347	$1,108,572
Commercial real estate non-owner occupied	1,030	—	1,629	2,659	1,445,550	1,448,209
Commercial real estate owner occupied	2,451	—	762	3,213	239,642	242,855
Commercial and industrial	5,426	1	101,756	107,183	840,551	947,734
Construction	100	—	—	100	735,746	735,846
Mortgage	13,873	3,458	11,889	29,220	729,049	758,269
Legacy	660	267	3,335	4,262	36,426	40,688
Consumer:
Credit cards	6	1	35	42	115	157
Home equity lines of credit	2,085	453	5,801	8,339	228,306	236,645
Personal	2,311	1,424	2,404	6,139	233,188	239,327
Auto	—	—	—	—	7	7
Other	—	4	—	4	179	183

Total	$27,968	$5,608	$127,810	$161,386	$5,597,106	$5,758,492

March 31, 2017
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.[1] [2]
Commercial multi-family	$1,753	$—	$777	$2,530	$1,252,894	$1,255,424
Commercial real estate non-owner occupied	98,048	1,487	36,561	136,096	3,825,708	3,961,804
Commercial real estate owner occupied	15,506	1,768	116,022	133,296	1,847,837	1,981,133
Commercial and industrial	12,553	1,287	148,724	162,564	3,450,775	3,613,339
Construction	100	—	1,668	1,768	829,537	831,305
Mortgage	307,567	149,932	789,149	1,246,648	5,381,339	6,627,987
Leasing	8,141	1,052	2,444	11,637	708,006	719,643
Legacy[3]	660	267	3,335	4,262	36,426	40,688
Consumer:
Credit cards	12,336	7,836	19,365	39,537	1,039,104	1,078,641
Home equity lines of credit	2,577	453	6,373	9,403	235,391	244,794
Personal	15,442	8,806	21,864	46,112	1,336,550	1,382,662
Auto	30,214	6,228	12,685	49,127	779,839	828,966
Other	729	615	19,480	20,824	147,511	168,335

Total	$505,626	$179,731	$1,178,447	$1,863,804	$20,870,917	$22,734,721

[1]	Non-covered loans held-in-portfolio are net of $124 million in unearned income and exclude $85 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.5 billion were pledged at the Federal Home Loan Bank(“FHLB”) as collateral for borrowings, $2.3 billion at the Federal Reserve Bank (“FRB”) for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

December 31, 2016
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$232	$—	$664	$896	$173,644	$174,540
Commercial real estate non-owner occupied	98,604	4,785	51,435	154,824	2,409,461	2,564,285
Commercial real estate owner occupied	12,967	5,014	112,997	130,978	1,660,497	1,791,475
Commercial and industrial	19,156	2,638	32,147	53,941	2,617,976	2,671,917
Construction	—	—	1,668	1,668	83,890	85,558
Mortgage	289,635	136,558	801,251	1,227,444	4,689,056	5,916,500
Leasing	6,619	1,356	3,062	11,037	691,856	702,893
Consumer:
Credit cards	11,646	8,752	18,725	39,123	1,061,484	1,100,607
Home equity lines of credit	—	65	185	250	8,101	8,351
Personal	12,148	7,918	20,686	40,752	1,109,425	1,150,177
Auto	32,441	7,217	12,320	51,978	774,614	826,592
Other	1,259	294	19,311	20,864	154,665	175,529

Total	$484,707	$174,597	$1,074,451	$1,733,755	$15,434,669	$17,168,424

December 31, 2016
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$5,952	$—	$206	$6,158	$1,058,138	$1,064,296
Commercial real estate non-owner occupied	1,992	379	1,195	3,566	1,353,750	1,357,316
Commercial real estate owner occupied	2,116	540	472	3,128	240,617	243,745
Commercial and industrial	960	610	101,257	102,827	828,106	930,933
Construction	—	—	—	—	690,742	690,742
Mortgage	15,974	5,272	11,713	32,959	746,902	779,861
Legacy	833	346	3,337	4,516	40,777	45,293
Consumer:
Credit cards	8	28	30	66	92	158
Home equity lines of credit	2,908	1,055	4,762	8,725	243,450	252,175
Personal	2,547	1,675	1,864	6,086	234,521	240,607
Auto	—	—	—	—	9	9
Other	—	—	8	8	180	188

Total	$33,290	$9,905	$124,844	$168,039	$5,437,284	$5,605,323

December 31, 2016
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.[1] [2]
Commercial multi-family	$6,184	$—	$870	$7,054	$1,231,782	$1,238,836
Commercial real estate non-owner occupied	100,596	5,164	52,630	158,390	3,763,211	3,921,601
Commercial real estate owner occupied	15,083	5,554	113,469	134,106	1,901,114	2,035,220
Commercial and industrial	20,116	3,248	133,404	156,768	3,446,082	3,602,850
Construction	—	—	1,668	1,668	774,632	776,300
Mortgage	305,609	141,830	812,964	1,260,403	5,435,958	6,696,361
Leasing	6,619	1,356	3,062	11,037	691,856	702,893
Legacy[3]	833	346	3,337	4,516	40,777	45,293
Consumer:
Credit cards	11,654	8,780	18,755	39,189	1,061,576	1,100,765
Home equity lines of credit	2,908	1,120	4,947	8,975	251,551	260,526
Personal	14,695	9,593	22,550	46,838	1,343,946	1,390,784
Auto	32,441	7,217	12,320	51,978	774,623	826,601
Other	1,259	294	19,319	20,872	154,845	175,717

Total	$517,997	$184,502	$1,199,295	$1,901,794	$20,871,953	$22,773,747

[1]	Non-covered loans held-in-portfolio are net of $121 million in unearned income and exclude $89 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.5 billion were pledged at the FHLB as collateral for borrowings, $2.3 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at March 31, 2017 and December 31, 2016. Accruing loans past due 90 days or more consist primarily of credit cards, Federal Housing Administration (“FHA”) / U.S. Department of Veterans Affairs (“VA”) and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

At March 31, 2017
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing loans		Accruing loans		Accruing loans
	Non-accrual	past-due 90	Non-accrual	past-due 90	Non-accrual	past-due 90
(In thousands)	loans	days or more [1]	loans	days or more [1]	loans	days or more [1]
Commercial multi-family	$578	$—	$199	$—	$777	$—
Commercial real estate non-owner occupied	23,259	—	1,629	—	24,888	—
Commercial real estate owner occupied	104,950	—	762	—	105,712	—
Commercial and industrial	46,690	278	1,174	—	47,864	278
Mortgage[3]	319,450	387,641	11,889	—	331,339	387,641
Leasing	2,444	—	—	—	2,444	—
Legacy	—	—	3,335	—	3,335	—
Consumer:
Credit cards	—	19,330	35	—	35	19,330
Home equity lines of credit	—	572	5,801	—	5,801	572
Personal	19,365	9	2,404	—	21,769	9
Auto	12,685	—	—	—	12,685	—
Other	18,964	516	—	—	18,964	516

Total[2]	$548,385	$408,346	$27,228	$—	$575,613	$408,346

[1]	Non-covered loans of $194 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $173 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2017. Furthermore, the Corporation has approximately $59 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2016
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing loans		Accruing loans		Accruing loans
	Non-accrual	past-due 90	Non-accrual	past-due 90	Non-accrual	past-due 90
(In thousands)	loans	days or more [1]	loans	days or more [1]	loans	days or more [1]
Commercial multi-family	$664	$—	$206	$—	$870	$—
Commercial real estate non-owner occupied	24,611	—	1,195	—	25,806	—
Commercial real estate owner occupied	102,771	—	472	—	103,243	—
Commercial and industrial	31,609	538	1,820	—	33,429	538
Mortgage[3]	318,194	406,583	11,713	—	329,907	406,583
Leasing	3,062	—	—	—	3,062	—
Legacy	—	—	3,337	—	3,337	—
Consumer:
Credit cards	—	18,725	30	—	30	18,725
Home equity lines of credit	—	185	4,762	—	4,762	185
Personal	20,553	34	1,864	—	22,417	34
Auto	12,320	—	—	—	12,320	—
Other	18,724	587	8	—	18,732	587

Total[2]	$532,508	$426,652	$25,407	$—	$557,915	$426,652

[1]	Non-covered loans by $215 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $181 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2016. Furthermore, the Corporation has approximately $68 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

Covered loans

The following tables present the composition of loans by past due status at March 31, 2017 and December 31, 2016 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2017
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP [1]
Mortgage	$33,374	$2,897	$63,073	$99,344	$436,943	$536,287
Consumer	1,164	—	732	1,896	13,797	15,693

Total covered loans	$34,538	$2,897	$63,805	$101,240	$450,740	$551,980

[1]	Includes $325 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

December 31, 2016
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP [1]
Mortgage	$25,506	$12,904	$69,856	$108,266	$448,304	$556,570
Consumer	751	245	1,074	2,070	14,238	16,308

Total covered loans	$26,257	$13,149	$70,930	$110,336	$462,542	$572,878

[1]	Includes $337 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Mortgage	$3,798	$—	$3,794	$—
Consumer	142	—	121	—

Total[1]	$3,940	$—	$3,915	$—

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at March 31, 2017 (December 31, 2016 - $10 million).

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

	March 31, 2017			December 31, 2016
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$957,360	$14,031	$971,391	$985,181	$14,440	$999,621
Commercial and industrial	100,759	—	100,759	103,476	—	103,476
Construction	—	1,668	1,668	—	1,668	1,668
Mortgage	571,594	23,990	595,584	587,949	25,781	613,730
Consumer	18,615	883	19,498	18,775	1,059	19,834

Carrying amount [1]	1,648,328	40,572	1,688,900	1,695,381	42,948	1,738,329
Allowance for loan losses	(59,283)	(7,261)	(66,544)	(61,855)	(7,022)	(68,877)

Carrying amount, net of allowance	$1,589,045	$33,311	$1,622,356	$1,633,526	$35,926	$1,669,452

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remains subject to the loss sharing agreement with the FDIC amounted to approximately $542 million as of March 31, 2017 and $563 million as of December 31, 2016.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.1 billion at March 31, 2017 (December 31, 2016 - $2.1 billion). At March 31, 2017, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2017 and 2016, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	March 31, 2017			March 31, 2016
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,001,908	$8,179	$1,010,087	$1,105,732	$6,726	$1,112,458
Accretion	(36,016)	(876)	(36,892)	(42,000)	(1,533)	(43,533)
Change in expected cash flows	7,789	222	8,011	54,544	5,339	59,883

Ending balance	$973,681	$7,525	$981,206	$1,118,276	$10,532	$1,128,808

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	March 31, 2017			March 31, 2016
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,695,381	$42,948	$1,738,329	$1,898,146	$76,355	$1,974,501
Accretion	36,016	876	36,892	42,000	1,533	43,533
Collections / loan sales / charge-offs	(83,069)	(3,252)	(86,321)	(74,206)	(8,387)	(82,593)

Ending balance[1]	$1,648,328	$40,572	$1,688,900	$1,865,940	$69,501	$1,935,441
Allowance for loan losses ASC 310-30 Westernbank loans	(59,283)	(7,261)	(66,544)	(58,703)	(4,264)	(62,967)

Ending balance, net of ALLL	$1,589,045	$33,311	$1,622,356	$1,807,237	$65,237	$1,872,474

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 542 million as of March 31, 2017 (March 31, 2016-$615 million).

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $689 million at March 31, 2017 (December 31, 2016 - $700 million). At March 31, 2017, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2017 and 2016 were as follows:

Activity in the accretable yield - Other acquired loans ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2017	March 31, 2016
Beginning balance	$278,896	$221,128
Additions	3,254	4,340
Accretion	(8,836)	(8,555)
Change in expected cash flows	36,464	50,855

Ending balance	$309,778	$267,768

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2017	March 31, 2016
Beginning balance	$562,695	$564,050
Purchase accounting adjustments related to the Doral Bank Transaction (Refer to Note14)	—	(4,707)
Additions	5,581	10,051
Accretion	8,836	8,555
Collections and charge-offs	(20,388)	(15,226)

Ending balance	$556,724	$562,723
Allowance for loan losses ASC 310-30 non-covered loans	(28,909)	(15,258)

Ending balance, net of allowance for loan losses	$527,815	$547,465

Note 8 – Allowance for loan losses

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

For the period ended March 31, 2017, 55% (March 31, 2016 - 44%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage, other consumer and commercial real estate owner occupied portfolios for 2017 and in the mortgage, commercial multi-family and commercial and industrial loan portfolios for 2016.

For the period ended March 31, 2017, 0.35% (March 31, 2016 - 2%) of our BPNA segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the commercial multifamily loan and legacy portfolios for 2017 and in the consumer loan portfolio for 2016.

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

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters ended March 31, 2017 and 2016.

For the quarter ended March 31, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$189,686	$1,353	$143,320	$7,662	$125,963	$467,984
Provision	583	464	15,172	1,048	14,211	31,478
Charge-offs	(11,071)	(3,587)	(14,983)	(1,341)	(21,812)	(52,794)
Recoveries	8,433	3,731	1,428	528	5,729	19,849

Ending balance	$187,631	$1,961	$144,937	$7,897	$124,091	$466,517

Specific ALLL	$51,276	$—	$41,067	$522	$22,331	$115,196

General ALLL	$136,355	$1,961	$103,870	$7,375	$101,760	$351,321

Loans held-in-portfolio:
Impaired non-covered loans	$348,823	$—	$501,647	$1,803	$106,236	$958,509
Non-covered loans held-in-portfolio excluding impaired loans	6,715,507	95,459	5,368,071	717,840	3,120,843	16,017,720

Total non-covered loans held-in-portfolio	$7,064,330	$95,459	$5,869,718	$719,643	$3,227,079	$16,976,229

For the quarter ended March 31, 2017
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,159	$—	$191	$30,350
Provision (reversal of provision)	—	—	(1,690)	—	331	(1,359)
Charge-offs	—	—	(1,231)	—	(93)	(1,324)
Recoveries	—	—	103	—	1	104

Ending balance	$—	$—	$27,341	$—	$430	$27,771

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$27,341	$—	$430	$27,771

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	536,287	—	15,693	551,980

Total covered loans held-in-portfolio	$—	$—	$536,287	$—	$15,693	$551,980

For the quarter ended March 31, 2017
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$12,968	$8,172	$4,614	$1,343	$15,220	$42,317
Provision (reversal of provision)	7,622	(136)	(436)	(665)	4,194	10,579
Charge-offs	(70)	—	(106)	(41)	(4,733)	(4,950)
Recoveries	533	—	210	529	990	2,262

Ending balance	$21,053	$8,036	$4,282	$1,166	$15,671	$50,208

Specific ALLL	$—	$—	$2,197	$—	$679	$2,876

General ALLL	$21,053	$8,036	$2,085	$1,166	$14,992	$47,332

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,921	$—	$2,780	$11,701
Loans held-in-portfolio excluding impaired loans	3,747,370	735,846	749,348	40,688	473,539	5,746,791

Total loans held-in-portfolio	$3,747,370	$735,846	$758,269	$40,688	$476,319	$5,758,492

For the quarter ended March 31, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,654	$9,525	$178,093	$1,343	$7,662	$141,374	$540,651
Provision (reversal of provision)	8,205	328	13,046	(665)	1,048	18,736	40,698
Charge-offs	(11,141)	(3,587)	(16,320)	(41)	(1,341)	(26,638)	(59,068)
Recoveries	8,966	3,731	1,741	529	528	6,720	22,215

Ending balance	$208,684	$9,997	$176,560	$1,166	$7,897	$140,192	$544,496

Specific ALLL	$51,276	$—	$43,264	$—	$522	$23,010	$118,072

General ALLL	$157,408	$9,997	$133,296	$1,166	$7,375	$117,182	$426,424

Loans held-in-portfolio:
Impaired loans	$348,823	$—	$510,568	$—	$1,803	$109,016	$970,210
Loans held-in-portfolio excluding impaired loans	10,462,877	831,305	6,653,706	40,688	717,840	3,610,075	22,316,491

Total loans held-in-portfolio	$10,811,700	$831,305	$7,164,274	$40,688	$719,643	$3,719,091	$23,286,701

For the quarter ended March 31, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$186,925	$4,957	$128,327	$10,993	$138,721	$469,923
Provision (reversal of provision)	13,369	(409)	10,869	1,680	18,362	43,871
Charge-offs	(8,968)	(544)	(15,972)	(2,127)	(27,379)	(54,990)
Recoveries	6,264	233	1,276	489	6,081	14,343

Ending balance	$197,590	$4,237	$124,500	$11,035	$135,785	$473,147

Specific ALLL	$55,098	$172	$41,660	$608	$24,326	$121,864

General ALLL	$142,492	$4,065	$82,840	$10,427	$111,459	$351,283

Loans held-in-portfolio:
Impaired non-covered loans	$338,980	$2,020	$471,183	$2,391	$109,920	$924,494
Non-covered loans held-in-portfolio excluding impaired loans	7,029,311	103,124	5,628,576	640,751	3,199,171	16,600,933

Total non-covered loans held-in-portfolio	$7,368,291	$105,144	$6,099,759	$643,142	$3,309,091	$17,525,427

For the quarter ended March 31, 2016
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$33,967	$—	$209	$34,176
Provision (reversal of provision)	—	—	(3,149)	—	44	(3,105)
Charge-offs	—	—	(1,221)	—	(33)	(1,254)
Recoveries	—	—	225	—	3	228

Ending balance	$—	$—	$29,822	$—	$223	$30,045

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$29,822	$—	$223	$30,045

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	606,711	—	18,419	625,130

Total covered loans held-in-portfolio	$—	$—	$606,711	$—	$18,419	$625,130

For the quarter ended March 31, 2016
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,908	$3,912	$4,985	$2,687	$11,520	$33,012
Provision (reversal of provision)	(116)	827	344	(450)	3,464	4,069
Charge-offs	(495)	—	(441)	(109)	(2,648)	(3,693)
Recoveries	290	—	211	356	1,035	1,892

Ending balance	$9,587	$4,739	$5,099	$2,484	$13,371	$35,280

Specific ALLL	$—	$—	$1,592	$—	$581	$2,173

General ALLL	$9,587	$4,739	$3,507	$2,484	$12,790	$33,107

Loans held-in-portfolio:
Impaired loans	$—	$—	$7,909	$—	$2,247	$10,156
Loans held-in-portfolio excluding impaired loans	2,860,098	629,714	871,533	61,044	549,765	4,972,154

Total loans held-in-portfolio	$2,860,098	$629,714	$879,442	$61,044	$552,012	$4,982,310

For the quarter ended March 31, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$196,833	$8,869	$167,279	$2,687	$10,993	$150,450	$537,111
Provision (reversal of provision)	13,253	418	8,064	(450)	1,680	21,870	44,835
Charge-offs	(9,463)	(544)	(17,634)	(109)	(2,127)	(30,060)	(59,937)
Recoveries	6,554	233	1,712	356	489	7,119	16,463

Ending balance	$207,177	$8,976	$159,421	$2,484	$11,035	$149,379	$538,472

Specific ALLL	$55,098	$172	$43,252	$—	$608	$24,907	$124,037

General ALLL	$152,079	$8,804	$116,169	$2,484	$10,427	$124,472	$414,435

Loans held-in-portfolio:
Impaired loans	$338,980	$2,020	$479,092	$—	$2,391	$112,167	$934,650
Loans held-in-portfolio excluding impaired loans	9,889,409	732,838	7,106,820	61,044	640,751	3,767,355	22,198,217

Total loans held-in-portfolio	$10,228,389	$734,858	$7,585,912	$61,044	$643,142	$3,879,522	$23,132,867

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Westernbank loans
	For the quarters ended
(In thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$68,877	$63,563
Provision for loan losses	(322)	1,791
Net charge-offs	(2,011)	(2,387)

Balance at end of period	$66,544	$62,967

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2017 and December 31, 2016.

March 31, 2017
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$79	$79	$29	$—	$—	$79	$79	$29
Commercial real estate non-owner occupied	103,811	104,740	23,847	13,807	27,503	117,618	132,243	23,847
Commercial real estate owner occupied	134,455	173,707	16,873	30,972	46,625	165,427	220,332	16,873
Commercial and industrial	53,283	55,352	10,527	12,416	16,067	65,699	71,419	10,527
Mortgage	424,770	466,629	41,067	76,877	94,113	501,647	560,742	41,067
Leasing	1,803	1,803	522	—	—	1,803	1,803	522
Consumer:
Credit cards	37,952	37,952	5,686	—	—	37,952	37,952	5,686
Personal	65,622	65,622	16,145	—	—	65,622	65,622	16,145
Auto	2,070	2,070	409	—	—	2,070	2,070	409
Other	592	592	91	—	—	592	592	91

Total Puerto Rico	$824,437	$908,546	$115,196	$134,072	$184,308	$958,509	$1,092,854	$115,196

March 31, 2017
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Mortgage	$6,449	$8,130	$2,197	$2,472	$3,364	$8,921	$11,494	$2,197
Consumer:
HELOCs	2,367	2,375	673	298	313	2,665	2,688	673
Personal	38	38	6	77	77	115	115	6

Total U.S. mainland	$8,854	$10,543	$2,876	$2,847	$3,754	$11,701	$14,297	$2,876

March 31, 2017
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$79	$79	$29	$—	$—	$79	$79	$29
Commercial real estate non-owner occupied	103,811	104,740	23,847	13,807	27,503	117,618	132,243	23,847
Commercial real estate owner occupied	134,455	173,707	16,873	30,972	46,625	165,427	220,332	16,873
Commercial and industrial	53,283	55,352	10,527	12,416	16,067	65,699	71,419	10,527
Mortgage	431,219	474,759	43,264	79,349	97,477	510,568	572,236	43,264
Leasing	1,803	1,803	522	—	—	1,803	1,803	522
Consumer:
Credit Cards	37,952	37,952	5,686	—	—	37,952	37,952	5,686
HELOCs	2,367	2,375	673	298	313	2,665	2,688	673
Personal	65,660	65,660	16,151	77	77	65,737	65,737	16,151
Auto	2,070	2,070	409	—	—	2,070	2,070	409
Other	592	592	91	—	—	592	592	91

Total Popular, Inc.	$833,291	$919,089	$118,072	$136,919	$188,062	$970,210	$1,107,151	$118,072

December 31, 2016
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$82	$82	$34	$—	$—	$82	$82	$34
Commercial real estate non-owner occupied	104,119	105,047	24,537	15,935	29,631	120,054	134,678	24,537
Commercial real estate owner occupied	131,634	169,013	13,007	31,962	50,094	163,596	219,107	13,007
Commercial and industrial	46,862	49,301	4,797	7,828	11,478	54,690	60,779	4,797
Mortgage	426,737	466,249	42,428	70,751	87,806	497,488	554,055	42,428
Leasing	1,817	1,817	535	—	—	1,817	1,817	535
Consumer:
Credit cards	37,464	37,464	5,588	—	—	37,464	37,464	5,588
Personal	66,043	66,043	16,955	—	—	66,043	66,043	16,955
Auto	2,117	2,117	474	—	—	2,117	2,117	474
Other	991	991	168	—	—	991	991	168

Total Puerto Rico	$817,866	$898,124	$108,523	$126,476	$179,009	$944,342	$1,077,133	$108,523

December 31, 2016
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Mortgage	$6,381	$7,971	$2,182	$2,495	$3,369	$8,876	$11,340	$2,182
Consumer:
HELOCs	2,421	2,429	667	300	315	2,721	2,744	667
Personal	39	39	5	79	79	118	118	5

Total U.S. mainland	$8,841	$10,439	$2,854	$2,874	$3,763	$11,715	$14,202	$2,854

December 31, 2016
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$82	$82	$34	$—	$—	$82	$82	$34
Commercial real estate non-owner occupied	104,119	105,047	24,537	15,935	29,631	120,054	134,678	24,537
Commercial real estate owner occupied	131,634	169,013	13,007	31,962	50,094	163,596	219,107	13,007
Commercial and industrial	46,862	49,301	4,797	7,828	11,478	54,690	60,779	4,797
Mortgage	433,118	474,220	44,610	73,246	91,175	506,364	565,395	44,610
Leasing	1,817	1,817	535	—	—	1,817	1,817	535
Consumer:
Credit Cards	37,464	37,464	5,588	—	—	37,464	37,464	5,588
HELOCs	2,421	2,429	667	300	315	2,721	2,744	667
Personal	66,082	66,082	16,960	79	79	66,161	66,161	16,960
Auto	2,117	2,117	474	—	—	2,117	2,117	474
Other	991	991	168	—	—	991	991	168

Total Popular, Inc.	$826,707	$908,563	$111,377	$129,350	$182,772	$956,057	$1,091,335	$111,377

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2017 and 2016.

For the quarter ended March 31, 2017
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$81	$1	$—	$—	$81	$1
Commercial real estate non-owner occupied	118,836	1,375	—	—	118,836	1,375
Commercial real estate owner occupied	164,512	1,598	—	—	164,512	1,598
Commercial and industrial	60,195	497	—	—	60,195	497
Mortgage	499,568	3,369	8,899	44	508,467	3,413
Leasing	1,810	—	—	—	1,810	—
Consumer:
Credit cards	37,708	—	—	—	37,708	—
Helocs	—	—	2,693	—	2,693	—
Personal	65,833	—	117	—	65,950	—
Auto	2,094	—	—	—	2,094	—
Other	792	—	—	—	792	—

Total Popular, Inc.	$951,429	$6,840	$11,709	$44	$963,138	$6,884

For the quarter ended March 31, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial real estate non-owner occupied	$118,660	$1,159	$—	$—	$118,660	$1,159
Commercial real estate owner occupied	158,046	1,393	—	—	158,046	1,393
Commercial and industrial	61,351	516	—	—	61,351	516
Construction	2,251	21	—	—	2,251	21
Mortgage	468,150	3,387	7,362	—	475,512	3,387
Leasing	2,398	—	—	—	2,398	—
Consumer:
Credit cards	38,256	—	—	—	38,256	—
Helocs	—	—	1,599	—	1,599	—
Personal	68,172	—	613	—	68,785	—
Auto	2,878	—	—	—	2,878	—
Other	485	—	—	—	485	—

Total Popular, Inc.	$920,647	$6,476	$9,574	$—	$930,221	$6,476

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.3 billion at March 31, 2017 (December 31, 2016 - $ 1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $10 million related to the commercial loan portfolio at March 31, 2017 (December 31, 2016 - $8 million).

At March 31, 2017, the mortgage loan TDRs include $421 million guaranteed by U.S. sponsored entities at BPPR, compared to $407 million at December 31, 2016.

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the summary of significant accounting policies included in Note 2 of the 2016 Form 10-K.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at March 31, 2017 and December 31, 2016.

	Popular, Inc.
	Non-Covered Loans
	March 31, 2017				December 31, 2016
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$171,238	$79,571	$250,809	$45,327	$176,887	$83,157	$260,044	$40,810
Mortgage	761,151	130,589	891,740	43,264	744,926	127,071	871,997	44,610
Leases	1,574	230	1,804	522	1,383	434	1,817	535
Consumer	98,581	12,421	111,002	23,010	100,277	12,442	112,719	23,857

Total	$1,032,544	$222,811	$1,255,355	$112,123	$1,023,473	$223,104	$1,246,577	$109,812

	Popular, Inc.
	Covered Loans
	March 31, 2017				December 31, 2016
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Mortgage	$2,954	$2,804	$5,758	$—	$2,950	$2,580	$5,530	$—

Total	$2,954	$2,804	$5,758	$—	$2,950	$2,580	$5,530	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2017 and 2016. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

Popular, Inc.
For the quarter ended March 31, 2017
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	1	—	—
Commercial real estate owner occupied	2	1	—	—
Commercial and industrial	2	6	—	—
Mortgage	14	6	104	68
Leasing	—	—	3	—
Consumer:
Credit cards	126	—	1	158
Personal	262	4	—	1
Auto	—	1	1	—
Other	8	—	—	—

Total	414	19	109	227

Popular, Inc.
For the quarter ended March 31, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	1	—	—
Commercial real estate owner occupied	16	1	—	—
Commercial and industrial	6	—	—	—
Mortgage	20	10	123	55
Consumer:
Credit cards	175	—	—	174
HELOCs	—	—	1	—
Personal	261	5	—	—
Auto	—	2	2	—
Other	10	—	—	—

Total	489	19	126	229

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2017 and 2016. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

Popular, Inc.
For the quarter ended March 31, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$141	$139	$(11)
Commercial real estate owner occupied	3	1,157	1,147	56
Commercial and industrial	8	319	2,388	419
Mortgage	192	21,068	19,513	1,014
Leasing	3	114	115	32
Consumer:
Credit cards	285	2,402	2,643	312
Personal	267	4,598	4,595	1,033
Auto	2	36	37	6
Other	8	65	65	9

Total	769	$29,900	$30,642	$2,870

Popular, Inc.
For the quarter ended March 31, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$6,323	$6,307	$4,163
Commercial real estate owner occupied	17	3,095	3,149	136
Commercial and industrial	6	2,529	2,527	5
Mortgage	208	25,572	24,474	2,229
Consumer:
Credit cards	349	3,256	3,665	576
HELOCs	1	147	147	77
Personal	266	4,413	4,411	887
Auto	4	72	76	12
Other	10	23	24	4

Total	863	$45,430	$44,780	$8,089

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at March 31, 2017 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Popular, Inc.
Defaulted during the quarter ended March 31, 2017
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$262
Commercial real estate owner occupied	1	267
Commercial and industrial	2	544
Mortgage	36	3,695
Leasing	1	45
Consumer:
Credit cards	128	1,349
HELOCs	1	97
Personal	42	1,024
Auto	2	57

Total	214	$7,340

Popular, Inc.
Defaulted during the quarter ended March 31, 2016
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$327
Commercial real estate owner occupied	6	2,456
Mortgage	27	3,235
Consumer:
Credit cards	106	1,122
Personal	43	1,139
Auto	1	17
Other	1	4

Total	186	$8,300

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2017 and December 31, 2016.

March 31, 2017
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,231	$371	$5,943	$—	$—	$8,545	$138,307	$146,852
Commercial real estate non-owner occupied	322,673	367,288	348,580	133	—	1,038,674	1,474,921	2,513,595
Commercial real estate owner occupied	281,761	129,010	356,280	17,749	—	784,800	953,478	1,738,278
Commercial and industrial	261,003	149,306	207,528	11,159	10	629,006	2,036,599	2,665,605

Total Commercial	867,668	645,975	918,331	29,041	10	2,461,025	4,603,305	7,064,330
Construction	100	3,091	1,668	—	—	4,859	90,600	95,459
Mortgage	4,187	1,664	192,283	—	—	198,134	5,671,584	5,869,718
Leasing	—	—	2,427	—	17	2,444	717,199	719,643
Consumer:
Credit cards	—	—	19,330	—	—	19,330	1,059,154	1,078,484
HELOCs	—	—	572	—	—	572	7,577	8,149
Personal	1,146	599	20,157	—	—	21,902	1,121,433	1,143,335
Auto	—	—	12,484	—	201	12,685	816,274	828,959
Other	—	—	17,590	—	2,004	19,594	148,558	168,152

Total Consumer	1,146	599	70,133	—	2,205	74,083	3,152,996	3,227,079

Total Puerto Rico	$873,101	$651,329	$1,184,842	$29,041	$2,232	$2,740,545	$14,235,684	$16,976,229

U.S. mainland
Commercial multi-family	$16,085	$7,749	$645	$—	$—	$24,479	$1,084,093	$1,108,572
Commercial real estate non-owner occupied	78,015	17,140	2,465	—	—	97,620	1,350,589	1,448,209
Commercial real estate owner occupied	15,569	895	9,629	—	—	26,093	216,762	242,855
Commercial and industrial	1,060	1,437	152,118	—	—	154,615	793,119	947,734

Total Commercial	110,729	27,221	164,857	—	—	302,807	3,444,563	3,747,370
Construction	2,966	85	26,222	—	—	29,273	706,573	735,846
Mortgage	—	—	11,888	—	—	11,888	746,381	758,269
Legacy	856	549	4,195	—	—	5,600	35,088	40,688
Consumer:
Credit cards	—	—	35	—	—	35	122	157
HELOCs	—	—	2,276	—	3,525	5,801	230,844	236,645
Personal	—	—	1,452	—	950	2,402	236,925	239,327
Auto	—	—	—	—	—	—	7	7
Other	—	—	—	—	—	—	183	183

Total Consumer	—	—	3,763	—	4,475	8,238	468,081	476,319

Total U.S. mainland	$114,551	$27,855	$210,925	$—	$4,475	$357,806	$5,400,686	$5,758,492

Popular, Inc.
Commercial multi-family	$18,316	$8,120	$6,588	$—	$—	$33,024	$1,222,400	$1,255,424
Commercial real estate non-owner occupied	400,688	384,428	351,045	133	—	1,136,294	2,825,510	3,961,804
Commercial real estate owner occupied	297,330	129,905	365,909	17,749	—	810,893	1,170,240	1,981,133
Commercial and industrial	262,063	150,743	359,646	11,159	10	783,621	2,829,718	3,613,339

Total Commercial	978,397	673,196	1,083,188	29,041	10	2,763,832	8,047,868	10,811,700
Construction	3,066	3,176	27,890	—	—	34,132	797,173	831,305
Mortgage	4,187	1,664	204,171	—	—	210,022	6,417,965	6,627,987
Legacy	856	549	4,195	—	—	5,600	35,088	40,688
Leasing	—	—	2,427	—	17	2,444	717,199	719,643
Consumer:
Credit cards	—	—	19,365	—	—	19,365	1,059,276	1,078,641
HELOCs	—	—	2,848	—	3,525	6,373	238,421	244,794
Personal	1,146	599	21,609	—	950	24,304	1,358,358	1,382,662
Auto	—	—	12,484	—	201	12,685	816,281	828,966
Other	—	—	17,590	—	2,004	19,594	148,741	168,335

Total Consumer	1,146	599	73,896	—	6,680	82,321	3,621,077	3,703,398

Total Popular, Inc.	$987,652	$679,184	$1,395,767	$29,041	$6,707	$3,098,351	$19,636,370	$22,734,721

The following table presents the weighted average obligor risk rating at March 31, 2017 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.11	6.13
Commercial real estate non-owner occupied	11.07	6.89
Commercial real estate owner occupied	11.23	7.08
Commercial and industrial	11.14	7.14

Total Commercial	11.15	7.03

Construction	11.00	7.65

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.31	7.22
Commercial real estate non-owner occupied	11.66	6.65
Commercial real estate owner occupied	11.11	7.24
Commercial and industrial	11.67	6.12

Total Commercial	11.63	6.75

Construction	11.00	7.64

Legacy	11.11	7.91

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2016
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,016	$383	$6,108	$—	$—	$8,507	$166,033	$174,540
Commercial real estate non-owner occupied	310,510	377,858	342,054	155	—	1,030,577	1,533,708	2,564,285
Commercial real estate owner occupied	310,484	109,873	360,941	17,788	—	799,086	992,389	1,791,475
Commercial and industrial	136,091	133,270	227,360	11,514	12	508,247	2,163,670	2,671,917

Total Commercial	759,101	621,384	936,463	29,457	12	2,346,417	4,855,800	7,202,217
Construction	50	1,705	1,668	—	—	3,423	82,135	85,558
Mortgage	4,407	1,987	190,090	—	—	196,484	5,720,016	5,916,500
Leasing	—	—	3,062	—	—	3,062	699,831	702,893
Consumer:
Credit cards	—	—	18,725	—	—	18,725	1,081,882	1,100,607
HELOCs	—	—	185	—	—	185	8,166	8,351
Personal	1,068	812	21,496	—	—	23,376	1,126,801	1,150,177
Auto	—	—	12,321	—	—	12,321	814,271	826,592
Other	—	—	19,311	—	—	19,311	156,218	175,529

Total Consumer	1,068	812	72,038	—	—	73,918	3,187,338	3,261,256

Total Puerto Rico	$764,626	$625,888	$1,203,321	$29,457	$12	$2,623,304	$14,545,120	$17,168,424

U.S. mainland
Commercial multi-family	$13,537	$7,796	$658	$—	$—	$21,991	$1,042,305	$1,064,296
Commercial real estate non-owner occupied	57,111	9,778	1,720	—	—	68,609	1,288,707	1,357,316
Commercial real estate owner occupied	9,271	—	9,119	—	—	18,390	225,355	243,745
Commercial and industrial	3,048	937	153,793	—	—	157,778	773,155	930,933

Total Commercial	82,967	18,511	165,290	—	—	266,768	3,329,522	3,596,290
Construction	3,000	8,153	16,950	—	—	28,103	662,639	690,742
Mortgage	—	—	11,711	—	—	11,711	768,150	779,861
Legacy	921	786	4,400	—	—	6,107	39,186	45,293
Consumer:
Credit cards	—	—	30	—	—	30	128	158
HELOCs	—	—	1,923	—	2,839	4,762	247,413	252,175
Personal	—	—	1,252	—	609	1,861	238,746	240,607
Auto	—	—	—	—	—	—	9	9
Other	—	—	8	—	—	8	180	188

Total Consumer	—	—	3,213	—	3,448	6,661	486,476	493,137

Total U.S. mainland	$86,888	$27,450	$201,564	$—	$3,448	$319,350	$5,285,973	$5,605,323

Popular, Inc.
Commercial multi-family	$15,553	$8,179	$6,766	$—	$—	$30,498	$1,208,338	$1,238,836
Commercial real estate non-owner occupied	367,621	387,636	343,774	155	—	1,099,186	2,822,415	3,921,601
Commercial real estate owner occupied	319,755	109,873	370,060	17,788	—	817,476	1,217,744	2,035,220
Commercial and industrial	139,139	134,207	381,153	11,514	12	666,025	2,936,825	3,602,850

Total Commercial	842,068	639,895	1,101,753	29,457	12	2,613,185	8,185,322	10,798,507
Construction	3,050	9,858	18,618	—	—	31,526	744,774	776,300
Mortgage	4,407	1,987	201,801	—	—	208,195	6,488,166	6,696,361
Legacy	921	786	4,400	—	—	6,107	39,186	45,293
Leasing	—	—	3,062	—	—	3,062	699,831	702,893
Consumer:
Credit cards	—	—	18,755	—	—	18,755	1,082,010	1,100,765
HELOCs	—	—	2,108	—	2,839	4,947	255,579	260,526
Personal	1,068	812	22,748	—	609	25,237	1,365,547	1,390,784
Auto	—	—	12,321	—	—	12,321	814,280	826,601
Other	—	—	19,319	—	—	19,319	156,398	175,717

Total Consumer	1,068	812	75,251	—	3,448	80,579	3,673,814	3,754,393

Total Popular, Inc.	$851,514	$653,338	$1,404,885	$29,457	$3,460	$2,942,654	$19,831,093	$22,773,747

The following table presents the weighted average obligor risk rating at December 31, 2016 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating Puerto Rico:[1]	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Commercial multi-family	11.12	5.95
Commercial real estate non-owner occupied	11.07	6.91
Commercial real estate owner occupied	11.23	7.09
Commercial and industrial	11.09	7.19

Total Commercial	11.14	7.06

Construction	11.00	7.67

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.31	7.26
Commercial real estate non-owner occupied	11.70	6.67
Commercial real estate owner occupied	11.05	7.32
Commercial and industrial	11.65	6.15

Total Commercial	11.62	6.78

Construction	11.00	7.67

Legacy	11.10	7.91

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 9 – FDIC loss-share asset and true-up payment obligation

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

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$69,334	$310,221
Amortization of loss-share indemnification asset	(776)	(4,042)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	148	(2,093)
Reimbursable expenses	921	3,950
Net payments from FDIC under loss-sharing agreements	—	(88,588)
Other adjustments attributable to FDIC loss-sharing agreements	(5,550)	—

Balance at end of period	$64,077	$219,448

Balance due to the FDIC for recoveries on covered assets [1]	(5,284)	(6,301)

Balance at end of period	$58,793	$213,147

[1]	Balance due to the FDIC for recoveries on covered assets for the quarter ended March 31, 2016 amounting to $6.3 million was included in other liabilities in the accompanying consolidated statement of condition (December 31, 2016 - $27.6 million).

The loss-share component of the arrangements applicable to commercial (including construction) loans expired during the quarter ended June 30, 2015. The agreement provides for reimbursement of recoveries to the FDIC to continue through the quarter ending June 30, 2018, and for the single family mortgage loss-share component of such agreement to expire on April 30, 2020.

The weighted average life of the single family loan portfolio accounted for under ASC 310-30 subject to the FDIC loss-sharing agreement at March 31, 2017 is 7.4 years.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016
Carrying amount (fair value)	$160,543	$153,158
Undiscounted amount	$188,990	$188,258

The increase in the fair value of the true-up payment obligation was principally driven by a decrease in the discount rate from 5.97% in 2016 to 5.03% in 2017 due to a lower risk premium. The estimated fair value of the true-up payment obligation corresponds to the difference between the initial estimated losses to be reimbursed by the FDIC and the revised estimate of reimbursable losses. As the amount of estimated reimbursable losses decreases, the value of the true-up payment obligation increases.

As described above, the estimate of the true-up payment obligation is determined by applying the provisions of the loss sharing agreements and will change on a quarterly basis. The amount of the estimate of the true-up payment obligation is expected to change in future periods and may be subject to the interpretation of provisions of the loss sharing agreements.

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2017	2016
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$13,452	$14,802
Mortgage servicing rights fair value adjustments	(5,954)	(8,477)

Total mortgage servicing fees, net of fair value adjustments	7,498	6,325

Net gain on sale of loans, including valuation on loans	5,381	7,110

Trading account loss:
Unrealized losses on outstanding derivative positions	(40)	(80)
Realized losses on closed derivative positions	(1,470)	(2,804)

Total trading account loss	(1,510)	(2,884)

Total mortgage banking activities	$11,369	$10,551

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

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2017 and 2016 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2017 the Corporation recorded a net gain of $5.0 million (March 31, 2016 - $6.4 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2017 and 2016.

	Proceeds Obtained During the Quarter Ended March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities - FNMA	$—	$4,752	$—	$4,752

Total investment securities available-for-sale	$—	$4,752	$—	$4,752

Trading account securities:
Mortgage-backed securities - GNMA	$—	$146,977	$—	$146,977
Mortgage-backed securities - FNMA	—	22,891	—	22,891

Total trading account securities	$—	$169,868	$—	$169,868

Mortgage servicing rights	$—	$—	$2,470	$2,470

Total	$—	$174,620	$2,470	$177,090

	Proceeds Obtained During the Quarter Ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$134,012	$—	$134,012
Mortgage-backed securities - FNMA	—	36,236	—	36,236

Total trading account securities	$—	$170,248	$—	$170,248

Mortgage servicing rights	$—	$—	$1,870	$1,870

Total	$—	$170,248	$1,870	$172,118

During the quarter ended March 31, 2017, the Corporation retained servicing rights on whole loan sales involving approximately $18.2 million in principal balance outstanding (March 31, 2016 - $18.5 million), with realized gains of approximately $0.4 million (March 31, 2016 - gains of $0.7 million). All loan sales performed during the quarters ended March 31, 2017 and 2016 were without credit recourse agreements.

The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers such as sales and securitizations. These mortgage servicing rights (“MSR”) are measured at fair value.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2017 and 2016.

Residential MSRs
(In thousands)	March 31, 2017	March 31, 2016
Fair value at beginning of period	$196,889	$211,405
Additions	2,763	2,123
Changes due to payments on loans[1]	(4,587)	(4,254)
Reduction due to loan repurchases	(644)	(357)
Changes in fair value due to changes in valuation model inputs or assumptions	(723)	(3,866)

Fair value at end of period	$193,698	$205,051

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $17.7 billion at March 31, 2017 (December 31, 2016 - $18.0 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At March 31, 2017, those weighted average mortgage servicing fees were 0.30% (March 31, 2016 – 0.29%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2017 and 2016 were as follows:

	Quarters ended
	March 31, 2017	March 31, 2016
Prepayment speed	4.4%	5.4%
Weighted average life (in years)	10.9	10.0
Discount rate (annual rate)	11.0%	11.1%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Fair value of servicing rights	$85,508	$88,056	$108,190	$108,833
Weighted average life (in years)	7.6	7.8	6.7	6.9
Weighted average prepayment speed (annual rate)	5.1%	4.6%	5.4%	4.8%
Impact on fair value of 10% adverse change	$(1,744)	$(1,668)	$(2,109)	$(2,051)
Impact on fair value of 20% adverse change	$(3,692)	$(3,590)	$(4,561)	$(4,400)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(3,695)	$(3,851)	$(4,269)	$(4,369)
Impact on fair value of 20% adverse change	$(7,360)	$(7,699)	$(8,624)	$(8,778)

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

At March 31, 2017, the Corporation serviced $1.6 billion (December 31, 2016 - $1.7 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2017, the Corporation had recorded $46 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2016 - $49 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended March 31, 2017, the Corporation repurchased approximately $ 45 million (March 31, 2016 - $17 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters ended March 31, 2017 and 2016.

	For the quarter ended March 31, 2017
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Mortgage	Total
Balance at beginning of period	$20,401	$160,044	$32,128	$212,573
Write-downs in value	(1,259)	(2,755)	(772)	(4,786)
Additions	4,538	26,254	4,109	34,901
Sales	(993)	(20,409)	(5,397)	(26,799)
Other adjustments	(133)	148	(142)	(127)

Ending balance	$22,554	$163,282	$29,926	$215,762

	For the quarter ended March 31, 2016
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Mortgage	Total
Balance at beginning of period	$32,471	$122,760	$36,685	$191,916
Write-downs in value	(1,717)	(2,016)	(500)	(4,233)
Additions	1,810	24,276	4,483	30,569
Sales	(1,595)	(8,500)	(3,649)	(13,744)
Other adjustments	(615)	(914)	(622)	(2,151)

Ending balance	$30,354	$135,606	$36,397	$202,357

Note 13 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2017	December 31, 2016
Net deferred tax assets (net of valuation allowance)	$1,217,549	$1,243,668
Investments under the equity method	224,029	218,062
Prepaid taxes	161,596	172,550
Other prepaid expenses	85,673	90,320
Derivative assets	13,097	14,085
Trades receivable from brokers and counterparties	53,192	46,630
Principal, interest and escrow servicing advances	61,697	69,711
Guaranteed mortgage loan claims receivable	171,771	152,403
Others	123,202	138,081

Total other assets	$2,111,806	$2,145,510

Note 14 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarter ended March 31, 2017. The changes in the carrying amount of goodwill for the quarter ended March 31, 2016, allocated by reportable segments, were as follows (refer to Note 33 for the definition of the Corporation’s reportable segments):

2016
			Purchase
	Balance at	Goodwill on	accounting	Goodwill	Balance at
(In thousands)	January 1, 2016	acquisition	adjustments	impairment	March 31, 2016
Banco Popular de Puerto Rico	$280,221	$—	$—	$—	$280,221
Banco Popular North America	346,167	—	4,707	—	350,874

Total Popular, Inc.	$626,388	$—	$4,707	$—	$631,095

On February 27, 2015, BPPR, in alliance with other co-bidders, including BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of former Doral Bank, from the Federal Deposit Insurance Corporation (“FDIC”) as receiver (the “Doral Bank Transaction”). During the quarter ended March 31, 2016, the Corporation recorded purchase accounting adjustments of $4.7 million, resulting in a total goodwill of $167.8 million recognized related to the Doral Bank Transaction.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

March 31, 2017
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	March 31,	Accumulated	March 31,
	2017	impairment	2017	2017	impairment	2017
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Banco Popular North America	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

December 31, 2016
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2016	impairment	2016	2016	impairment	2016
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$—	$280,221	$280,221	$3,801	$276,420
Banco Popular North America	510,578	164,411	346,167	515,285	164,411	350,874

Total Popular, Inc.	$790,799	$164,411	$626,388	$795,506	$168,212	$627,294

Other Intangible Assets

At March 31, 2017 and December 31, 2016, the Corporation had $ 6.1 million of identifiable intangible assets, with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2017
Core deposits	$37,224	$19,555	$17,669
Other customer relationships	36,449	17,576	18,873

Total other intangible assets	$73,673	$37,131	$36,542

December 31, 2016
Core deposits	$37,274	$18,624	$18,650
Other customer relationships	36,449	16,162	20,287

Total other intangible assets	$73,723	$34,786	$38,937

During the quarter ended March 31, 2017, the Corporation recognized $ 2.3 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2016 - $ 3.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2017	$7,033
Year 2018	9,286
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157
Year 2022	1,281
Later years	2,776

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2017	December 31, 2016
Savings accounts	$8,040,047	$7,793,533
NOW, money market and other interest bearing demand deposits	9,197,237	8,012,706

Total savings, NOW, money market and other interest bearing demand deposits	17,237,284	15,806,239

Certificates of deposit:
Under $100,000	3,552,834	3,570,956
$100,000 and over	4,160,133	4,138,586

Total certificates of deposit	7,712,967	7,709,542

Total interest bearing deposits	$24,950,251	$23,515,781

A summary of certificates of deposit by maturity at March 31, 2017 follows:

(In thousands)
2017	$3,366,802
2018	1,625,145
2019	742,426
2020	976,220
2021	772,869
2022 and thereafter	229,505

Total certificates of deposit	$7,712,967

At March 31, 2017, the Corporation had brokered deposits amounting to $ 0.6 billion (December 31, 2016 - $ 0.6 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $7 million at March 31, 2017 (December 31, 2016 - $6 million).

Note 16 – Borrowings

The following table presents the composition of assets sold under agreements to repurchase at March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016
Assets sold under agreements to repurchase	$434,714	$479,425

Total assets sold under agreements to repurchase	$434,714	$479,425

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

Repurchase agreements accounted for as secured borrowings

	March 31, 2017	December 31, 2016
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
Within 30 days	$103,338	$32,700
After 30 to 90 days	12,415	—
After 90 days	107,354	19,819

Total U.S. Treasury Securities	223,107	52,519

Obligations of U.S. government sponsored entities
Within 30 days	15,963	95,720
After 30 to 90 days	75,368	142,299
After 90 days	32,629	25,380

Total obligations of U.S. government sponsored entities	123,960	263,399

Mortgage-backed securities
Within 30 days	55,817	39,108
After 30 to 90 days	24,734	58,552
After 90 days	—	54,560

Total mortgage-backed securities	80,551	152,220

Collateralized mortgage obligations
Within 30 days	7,096	11,287

Total collateralized mortgage obligations	7,096	11,287

Total	$434,714	$479,425

Repurchase agreements in portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016
Others	$1,200	$1,200

Total other short-term borrowings	$1,200	$1,200

Note:     Refer to the Corporation’s 2016 Form 10-K for rates information at December 31, 2016.

The following table presents the composition of notes payable at March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016
Advances with the FHLB with maturities ranging from 2017 through 2029 paying interest at monthly fixed rates ranging from 0.81% to 4.19%	$596,338	$608,193
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest monthly at a floating rate ranging from 0.22% to 0.34% over the 1 month LIBOR	34,164	34,164
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest quarterly at a floating rate from 0.09% to 0.24% over the 3 month LIBOR	25,019	30,313
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $4,691 (2016 - $5,212)	445,309	444,788
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $470 (2016 - $476)	439,330	439,323
Others	17,812	18,071

Total notes payable	$1,557,972	$1,574,852

Note:     Refer to the Corporation’s 2016 Form 10-K for rates information at December 31, 2016.

A breakdown of borrowings by contractual maturities at March 31, 2017 is included in the table below.

	Assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
Year
2017	$434,714	$1,200	$78,854	$514,768
2018	—	—	210,281	210,281
2019	—	—	597,793	597,793
2020	—	—	112,237	112,237
2021	—	—	21,694	21,694
Later years	—	—	537,113	537,113

Total borrowings	$434,714	$1,200	$1,557,972	$1,993,886

At March 31, 2017 and December 31, 2016, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.7 billion and $3.8 billion, respectively, of which $656 million and $673 million, respectively, were used. In addition, at March 31, 2017 and December 31, 2016, the Corporation had placed $200 million of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at March 31, 2017, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.3 billion (2016 - $1.2 billion), which remained unused at March 31, 2017 and December 31, 2016. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at March 31, 2017 and December 31, 2016.

As of March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$13,097	$—	$13,097	$85	$—	$—	$13,012

Total	$13,097	$—	$13,097	$85	$—	$—	$13,012

As of March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$11,196	$—	$11,196	$85	$156	$—	$10,955
Repurchase agreements	434,714	—	434,714	—	434,714	—	—

Total	$445,910	$—	$445,910	$85	$434,870	$—	$10,955

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$14,094	$—	$14,094	$551	$—	$—	$13,543
Reverse repurchase agreements	23,637	—	23,637	—	23,637	—	—

Total	$37,731	$—	$37,731	$551	$23,637	$—	$13,543

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$12,842	$—	$12,842	$551	$747	$—	$11,544
Repurchase agreements	479,425	—	479,425	—	479,425	—	—

Total	$492,267	$—	$492,267	$551	$480,172	$—	$11,544

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

Note 18 – Stockholders’ equity

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. During the quarter ended March 31, 2017, the Corporation declared dividends on its common stock of $ 25.6 million, which were paid on April 3, 2017, and completed a $75 million privately negotiated accelerated share repurchase transaction (“ASR”). As part of this transaction, the Corporation received 1,847,372 shares and recognized $79.5 million in treasury stock, based on the stock’s spot price, offset by a $4.5 million adjustment to capital surplus, resulting from the decline in the Corporation’s stock price during the term of the ASR.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $513 million at March 31, 2017 (December 31, 2016 - $513 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2017 and March 31, 2016.

Note 19 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2017 and 2016.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended
		March 31,
(In thousands)		2017	2016
Foreign currency translation	Beginning Balance	$(39,956)	$(35,930)

	Other comprehensive income (loss)	139	(705)

	Net change	139	(705)

	Ending balance	$(39,817)	$(36,635)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(211,610)	$(211,276)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,421	3,346
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	(580)	(580)

	Net change	2,841	2,766

	Ending balance	$(208,769)	$(208,510)

Unrealized net holding (losses) gains on investments	Beginning Balance	$(68,318)	$(9,560)

	Other comprehensive (loss) income before reclassifications	(2,609)	73,351
	Amounts reclassified from accumulated other comprehensive (loss) income	(130)	—

	Net change	(2,739)	73,351

	Ending balance	$(71,057)	$63,791

Unrealized net losses on cash flow hedges	Beginning Balance	$(402)	$(120)

	Other comprehensive loss before reclassifications	(389)	(1,219)
	Amounts reclassified from other accumulated other comprehensive loss	522	943

	Net change	133	(276)

	Ending balance	$(269)	$(396)

	Total	$(319,912)	$(181,750)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2017 and 2016.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2017	2016
Adjustment of pension and postretirement benefit plans

Amortization of net losses	Personnel costs	$(5,607)	$(5,486)

Amortization of prior service credit	Personnel costs	950	950

	Total before tax	(4,657)	(4,536)

	Income tax benefit	1,816	1,770

	Total net of tax	$(2,841)	$(2,766)

Unrealized holding (losses) gains on investments

Realized gain on sale of securities	Net gain on sale and valuation adjustments of investment securities	$162	$—

	Total before tax	162	—

	Income tax expense	(32)	—

	Total net of tax	$130	$—

Unrealized net losses on cash flow hedges

Forward contracts	Mortgage banking activities	$(855)	$(1,545)

	Total before tax	(855)	(1,545)

	Income tax benefit	333	602

	Total net of tax	$(522)	$(943)

	Total reclassification adjustments, net of tax	$(3,233)	$(3,709)

Note 20 – Guarantees

At March 31, 2017 the Corporation recorded a liability of $0.2 million (December 31, 2016 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2017 the Corporation serviced $1.6 billion (December 31, 2016 - $1.7 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2017, the Corporation repurchased approximately $ 9 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2016 - $ 13 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2017 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 52 million (December 31, 2016 - $ 54 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2017 and 2016.

	March 31,
(In thousands)	2017	2016
Balance as of beginning of period	$54,489	$58,663
Provision for recourse liability	2,134	3,920
Net charge-offs	(5,083)	(4,589)

Balance as of end of period	$51,540	$57,994

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters ended March 31, 2017 and March 31, 2016, BPPR did not repurchase loans under representation and warranty arrangements.A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2017 and 2016.

(In thousands)	2017	2016
Balance as of beginning of period	$10,936	$8,087
Provision (reversal) for representation and warranties	(399)	106
Net charge-offs	—	(191)

Balance as of end of period	$10,537	$8,002

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2017, the Corporation serviced $17.7 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2016 - $18.0 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2017, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $62 million, including advances on the portfolio acquired from Doral Bank (December 31, 2016 - $70 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 149 million at March 31, 2017 and December 31, 2016. In addition, at March 31, 2017 and December 31, 2016, PIHC fully and unconditionally guaranteed on a subordinated basis $ 427 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 23 to the Consolidated Financial Statements in the 2016 Form 10-K for further information on the trust preferred securities.

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual notional amounts of those instruments. The Corporation uses the same credit policies in making these commitments and conditional obligations as it does for those reflected on the consolidated statements of financial condition.

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit:
Credit card lines	$4,812,061	$4,562,981
Commercial and construction lines of credit	2,831,925	2,966,656
Other consumer unused credit commitments	264,240	261,856
Commercial letters of credit	1,346	1,490
Standby letters of credit	28,863	34,644
Commitments to originate or fund mortgage loans	21,897	25,622

At March 31, 2017 and December 31, 2016, the Corporation maintained a reserve of approximately $9 million, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At March 31, 2017 and December 31, 2016, the Corporation also maintained other non-credit commitments for approximately $372 thousand, primarily for the acquisition of other investments.

Business concentration

Since the Corporation’s business activities are concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 33 to the Consolidated Financial Statements.

Puerto Rico is in the midst of a profound fiscal and economic crisis and has commenced several proceedings under PROMESA to restructure its outstanding obligations and those of certain of its instrumentalities. As of the date of this report, the credit ratings for the Commonwealth’s general obligation bonds are as follows: S&P, ‘D’, Moody’s, ‘Caa3’, and Fitch, ‘D’.

The U.S. Congress enacted PROMESA on June 30, 2016 in response to the Commonwealth’s ongoing fiscal and economic crisis. PROMESA, among other things, (i) established a seven-member oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities, (ii) established an automatic stay on litigation, which expired on May 1, 2017, that applied to all financial obligations of the Commonwealth, its instrumentalities and municipalities (including to all municipal obligations owned by the Corporation), (iii) required the Commonwealth (and any instrumentality thereof designed as a “covered entity’ under PROMESA) to submit its budgets, and if the Oversight Board so requests, a fiscal plan for certification by the Oversight Board, and (iv) established two separate processes for the restructuring of the outstanding liabilities of the Commonwealth, its instrumentalities and municipalities: (a) Title VI, a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debts, and (b) Title III, a court-supervised process for a comprehensive restructuring similar to Chapter 9 of the U.S. Bankruptcy Code.

The Oversight Board has designated a number of entities as “covered entities” under PROMESA, including the Commonwealth, all of its public corporations (including COFINA) and retirement systems, and all affiliates and subsidiaries of the foregoing. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof. The Oversight Board has further approved fiscal plans for certain of these “covered entities,” including the Commonwealth, Government Development Bank for Puerto Rico (“GDB”) and several other public corporations. The Commonwealth’s fiscal plan covers various public instrumentalities with outstanding debts payable from taxes, fees or other government revenues, including COFINA. The approved fiscal plans indicate that the applicable government entities are unable to pay their outstanding obligations as currently scheduled, thus recognizing a need for debt restructuring.

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court for the District of Puerto Rico to restructure the Commonwealth’s liabilities under Title III of PROMESA. On May 5, 2017, the Oversight Board filed an analogous petition with respect to COFINA. As of the date of this report, a plan of adjustment for the Commonwealth’s or COFINA’s debts has not been filed.

Although as of the date hereof the Commonwealth and COFINA are the only entities for which the Oversight Board has sought to use the restructuring authority provided by Title III of PROMESA, the Oversight Board may use the restructuring authority of Title III or Title VI of PROMESA for other Commonwealth instrumentalities, including its municipalities, in the future.

At March 31, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 520 million, of which approximately $ 516 million is outstanding ($584 million and $ 529 million, respectively, at December 31, 2016). Of the amount outstanding, $ 451 million consists of loans and $ 65 million are securities ($ 459 million and $ 70 million at December 31, 2016). Also, of the amount outstanding, $ 15 million represents senior obligations from COFINA ($ 17 million at December 31, 2016). As indicated in Note 5 to these Consolidated Financial Statements, the Oversight Board has initiated a Title III filing with respect to COFINA, which will require the Corporation to evaluate during the second quarter whether its holdings of senior COFINA obligations are other than temporarily impaired, which could result in a charge to earnings to recognize estimated credit losses determined to be other-than-temporary. The remaining $ 501 million outstanding ($ 512 million at December 31, 2016) represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. Such general obligation bonds and notes are payable primarily from certain special property taxes, which each municipality is required by law to levy in an amount sufficient for the payment of its outstanding general obligation bonds and notes. Said special property taxes are collected by the Municipal Revenue Collection Center (“CRIM”) and deposited into each municipality’s Redemption Fund (a trust for which GDB acts as trustee and which is currently held in various accounts and subaccounts at BPPR (except for the portion corresponding to repayment of municipal general obligation bonds held by GDB, which is held at GDB)). Funds in the Redemption Fund are required to be used for the payment of the municipality’s general obligation bonds and notes. To the extent that the funds deposited in a municipality’s Redemption Fund are insufficient to pay said obligations in full, CRIM is required to transfer to such Redemption Fund other property tax revenues of said municipality to satisfy said insufficiency.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 5 to 10 years	$3,054	$—	$3,054	$3,054
After 10 years	11,563	—	11,563	11,563

Total Central Government	14,617	—	14,617	14,617

Government Development Bank (GDB)
After 1 to 5 years	1	—	1	1

Total Government Development Bank (GDB)	1	—	1	1

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,235	18,974	22,209	25,659
After 1 to 5 years	15,200	128,008	143,208	143,208
After 5 to 10 years	17,485	144,975	162,460	162,460
After 10 years	15,070	158,660	173,730	173,730

Total Municipalities	50,990	450,617	501,607	505,057

Total Direct Government Exposure	$65,612	$450,617	$516,229	$519,679

In addition, at March 31, 2017, the Corporation had $400 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($406 million at December 31, 2016). These included $320 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2016 - $326 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Under recently enacted legislation, the Governor is authorized to impose a temporary moratorium on the financial obligations of Puerto Rico Housing Finance Authority. Also, the Corporation had $43 million in Puerto Rico housing bonds which are backed-up by second mortgage residential loans, $7 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $30 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties ($43 million, $6 million and $31 million at December 31, 2016, respectively).

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $79 million in direct exposure to USVI government entities. The USVI is experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

Other contingencies

As indicated in Note 9 to the Consolidated Financial Statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 161 million at March 31, 2017 (December 31, 2016 - $ 153 million). For additional information refer to Note 9.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $22.3 million as of March 31, 2017. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

Set forth below is a description of the Corporation’s significant legal proceedings.

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have recently been named defendants in a putative class action complaint captioned Perez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company, Real Legacy Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs essentially allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400,000,000, plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A hearing on the request for preliminary injunction and other matters was held on February 15, 2017, as a result of which plaintiffs withdrew their request for preliminary injunctive relief. A motion for dismissal on the merits filed by all defendants, which was unopposed as of the date of the hearing, was denied with a right to replead following limited targeted discovery. On March 24, 2017, the Popular defendants filed a certiorari petition with the Puerto Rico Court of Appeals seeking a review of the lower court’s denial of the motion to dismiss. Popular and MAPFRE recently asked the Court of Appeals to stay lower-court proceedings pending resolution of certiorari petitions, which the Court denied. Popular has asked the Court to reconsider such denial. A class certification hearing is scheduled for June 23, 2017.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs essentially contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain a reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their legal and contractual duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). Between late March and early April, co-defendants filed motions to dismiss and opposed the request for preliminary injunctive relief. A co-defendant filed a third-party Complaint against Antilles Insurance Company. A preliminary injunction and class certification hearing originally scheduled for April 6th was re-scheduled at the request of plaintiffs’ counsel for May 17, 2017.

Mortgage-Related Litigation

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs essentially contend that when they sought to reduce their loan payments, defendants failed to provide them with reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel. Plaintiffs assert that such actions violate HAMP, HARP and other loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and TILA. For the alleged violations stated above, Plaintiffs request that all Defendants (over 20 separate defendants have been named, including all local banks), jointly and severally, respond in an amount of no less than $400,000,000.00. BPPR has not yet been served.

Mortgage-Related Investigations

Separately, the Corporation and its subsidiaries from time to time receive requests for information from departments of the U.S. government that investigate mortgage-related conduct. In particular, the BPPR has received subpoenas and other requests for information from the Federal Housing Finance Agency’s Office of the Inspector General, the Civil Division of the Department of Justice, the Special Inspector General for the Troubled Asset Relief Program and the Federal Department of Housing and Urban Development’s Office of the Inspector General mainly concerning real estate appraisals and residential and construction loans in Puerto Rico. The Corporation is cooperating with these requests.

POPULAR SECURITIES

Popular Securities has been named a defendant in a putative class action complaint captioned Nora Fernandez, et al. v. UBS, et al., filed in the United States District Court for the Southern District of New York (SDNY) on May 5, 2014 on behalf of investors in 23 Puerto Rico closed-end investment companies. UBS Financial Services Incorporated of Puerto Rico, another named defendant, is the sponsor and co-sponsor of all 23 funds, while BPPR, who was originally named in the complaint as well, was co-sponsor, together with UBS, of nine (9) of those funds. Plaintiffs allege breach of fiduciary duty and breach of contract against Popular Securities, aiding and abetting breach of fiduciary duty against BPPR, and similar claims against the UBS entities. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the USDC-PR and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contain a choice of forum clause, with New York as the selected forum. The Popular defendants joined the opposition and motion filed by UBS. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. On May 8, 2015, plaintiffs filed an amended complaint in the SDNY containing virtually identical allegations with respect to Popular Securities and BPPR. Defendants filed motions to dismiss the amended complaint on June 18, 2015. Oral arguments were held on the motions to dismiss in front of Judge Stein of the SDNY on October 14, 2016. On December 7, 2016, Judge Stein largely granted the motion to dismiss of BPPR and Popular Securities. Judge Stein’s order (“Order”) dismissed all claims against BPPR and all but two breach of contract claims against Popular Securities brought by one named plaintiff. Specifically, the Order dismissed claims stemming from purchases of the funds in 2005, 2007 and 2011 as time-barred by the Puerto Rico Uniform Securities Act. The Order also dismissed the claims for breach of fiduciary duty, aiding and abetting of a breach of fiduciary duty, and breach of the covenant of good faith and fair dealing stemming from a 2012 purchase for failure to state a claim. The Court granted Plaintiffs 21 days to amend the complaint for the 2012 claims only, but plaintiffs chose not to replead. The Order stated that the final two contract claims, which allege that Popular Securities failed to conduct a suitability analysis for the named plaintiff as required by the parties’ contract would be allowed to proceed, because the Court was not prepared at the motion to dismiss stage, to conclude that the plaintiff was responsible for all investments enough to eliminate Popular Securities’ obligations regarding suitability. The parties are currently in the discovery phase of the case. On March 24, 2017, the sole named plaintiff filed a Notice of Death, as a result of which plaintiff has 90 days to either find a substitute plaintiff or dismiss the complaint against Popular Securities. This term expires on June 22, 2017.

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 56 arbitration proceedings with aggregate claimed damages of approximately $168 million, including one arbitration with claimed damages of $78 million in which one other Puerto Rico broker-dealer is a co-defendant. It is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted. The Government’s defaults on its debt, its intention to pursue a comprehensive debt restructuring, including specifically its decisions to declare a moratorium on certain principal payments on bonds including those issued by Government Development Bank for Puerto Rico (the “GDB”), may increase the number of customer complaints (and claimed damages) against Popular Securities concerning Puerto Rico bonds, including bonds issued by GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material adverse effect on Popular.

POPULAR COMMUNITY BANK

Josefina Valle v. Popular Community Bank

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

A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part PCB’s motion to dismiss. The sole surviving claim relates to PCB’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. PCB subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. In June 2015, this matter was reassigned to a new judge and on July 22, 2015, such Court denied PCB’s motion to compel arbitration and granted plaintiffs’ motion for leave to amend the complaint to replead certain claims based on item processing reordering, misstatement of balance information and failure to notify customers in advance of potential overdrafts. The Court did not, however, allow plaintiffs to replead their claim for the alleged breach of the implied covenant of good faith and fair dealing. On August 12, 2015, the Plaintiffs filed a second amended complaint. On August 24, 2015, PCB filed a Notice of Appeal as to the order granting leave to file the second amended complaint and on September 17, 2015, it filed a motion to dismiss the second amended complaint. On February 18, 2016, the Court granted in part and denied in part PCB’s pending motion to dismiss. The Court dismissed plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PCB filed an answer to second amended complaint and on April 7, 2016, it filed a notice of appeal on the partial denial of PCB’s motion to dismiss. A mediation session held on September 21, 2016 proved unsuccessful. Discovery is ongoing. On January 3, 2017, PCB filed a brief with the Appellate Division in support of its appeal of the lower Court’s prior order that granted in part and denied in part PCB’s motion to dismiss plaintiffs’ second amended complaint. Oral argument was held on April 4, 2017. On April 25, 2017, the Court issued an order denying PCB’s appeal from the partial denial of our motion to dismiss.

In re: RFC and RESCAP Liquidating Trust Litigation

E-LOAN, Inc., a wholly-owned subsidiary of Banco Popular North America, has been named a defendant in a complaint for breach of contract regarding certain alleged repurchase obligations in connection with the origination and sale of residential mortgage loans sold by E-LOAN, Inc., among other mortgage lenders, to plaintiff. In January 2015, the court consolidated this action with the matter of In re: RFC and RESCAP Liquidating Trust Litigation, which is composed of approximately 70 other matters involving repurchase obligation claims filed by RFC, for pretrial purposes. A joint mediation hearing was held on September 21, 2016 but did not result in the settlement of this matter. More recently, however, the parties resumed settlement negotiations and on April 25, 2017, the parties entered into a definitive agreement to settle all claims against E-LOAN, Inc. The terms of the settlement did not have a material effect on the financial results of the Corporation.

FDIC Commercial Loss Share Arbitration Proceedings

As described under “Note 9 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC, as receiver, with respect to the covered loans and other real estate owned (“OREO”) that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets began with the first dollar of loss incurred. The FDIC was obligated to reimburse BPPR for 80% of losses with respect to covered assets, and BPPR must reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the covered commercial and OREO described below provided for loss sharing by the FDIC through the quarter ending June 30, 2015 and provides for reimbursement to the FDIC for recoveries through the quarter ending June 30, 2018.

Between 2013 and 2017, BPPR and the FDIC became involved in five separate proceedings under the commercial loss share agreement. Of these, only two remained active as of December 31, 2016, and as further described below, they were resolved on March 27, 2017.

January 2016 Dispute

On November 12, 2015, the FDIC notified BPPR that it (a) would deny certain claims included in BPPR’s Second Quarter 2015 Quarterly Certificate and (b) withhold payment of approximately $5.5 million attributed to $6.9 million in losses BPPR claimed under that certificate. In support of its denial, the FDIC alleged that BPPR did not comply with its obligations under the commercial loss share agreement, including compliance with certain provisions of GAAP, acting in accordance with prudent banking practices, managing Shared-Loss Assets in the same manner as BPPR’s non-Shared-Loss Assets, and using best efforts to maximize collections on the Shared-Loss Assets. BPPR disagreed with the FDIC’s allegations relating to the denied claims included in BPPR’s Second Quarter 2015 Quarterly Certificate, and accordingly, on January 27, 2016 delivered to the FDIC a notice of dispute under the commercial loss share agreement. On May 20, 2016, BPPR filed a demand for arbitration with the American Arbitration Association requesting that a review board, comprised of one arbitrator appointed by the BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators, resolve the disputes arising from BPPR’s filing of the Second Quarter 2015 Quarterly Certificate and award BPPR damages in the amount of $4.9 million. On June 29, 2016, the FDIC filed its answering statement and counterclaim, seeking a declaration that the FDIC properly denied a portion of the bank’s shared-loss claim for one of the subject assets. In December 2016, the FDIC withdrew its counterclaim with prejudice on the condition that BPPR agree not to challenge the FDIC’s refusal to reimburse the losses on the loan that was the subject of the FDIC’s counterclaim. On February 10, 2017, BPPR withdrew one of its claims, as a result of which its damages demand was reduced to approximately $4.3 million.

December 2016 Dispute

On December 16, 2016, the FDIC initiated a proceeding before the chair of the review board that sat on a prior arbitration proceeding between BPPR and the FDIC that resulted in a settlement among the parties dated as of October 2014. The panel’s chair also sat on the review board in the December 2014 Dispute that resulted in an adverse award for BPPR. Through this proceeding, the FDIC sought to claw back a $12.6 million reimbursement paid on one of the Shared-Loss Assets at issue in the January 2016 Dispute.

On February 23, 2017, the FDIC and BPPR entered into a settlement in principle whereby the parties agreed to withdraw both the January 2016 and the December 2016 Disputes in exchange for a payment by BPPR to the FDIC of approximately $5.5 million. On March 27, 2017, Banco Popular submitted a payment of $5.5 million in connection with the filing of its quarterly certificate to the FDIC. On March 28, 2017, the parties informed the separate arbitrators that the parties had reached a definitive agreement and the proceedings should be dismissed with prejudice.

The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on June 30, 2020). As of March 31, 2017, the carrying value of covered loans approximated $552 million, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement, such losses would not be subject to reimbursement from the FDIC and, accordingly, would require us to make a material adjustment in the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Note 22 – Non-consolidated variable interest entities

The Corporation is involved with four statutory trusts which it created to issue trust preferred securities to the public. These trusts are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The Corporation does not hold any variable interest in the trusts, and therefore, cannot be the trusts’ primary beneficiary. Furthermore, the Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trusts are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at March 31, 2017 and December 31, 2016, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016
Assets
Servicing assets:
Mortgage servicing rights	$156,199	$158,562

Total servicing assets	$156,199	$158,562

Other assets:
Servicing advances	$18,255	$20,787

Total other assets	$18,255	$20,787

Total assets	$174,454	$179,349

Maximum exposure to loss	$174,454	$179,349

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $12.1 billion at March 31, 2017 (December 31, 2016 - $12.3 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2017 and December 31, 2016, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

BPPR provided financing to PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC for the acquisition of the assets in an amount equal to the acquisition loan of $86 million and $182 million, respectively. The acquisition loans have a 5-year maturity and bear a variable interest at 30-day LIBOR plus 300 basis points and are secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided these joint ventures with a non-revolving advance facility (the “advance facility”) of $69 million and $35 million, respectively, to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $20 million and $30 million, respectively, to fund certain operating expenses of the joint venture. As part of these transactions, BPPR received $48 million and $92 million, respectively, in cash and a 24.9% equity interest in each joint venture. The Corporation is not required to provide any other financial support to these joint ventures.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013- International, LLC, and their maximum exposure to loss at March 31, 2017 and December 31, 2016.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets
Loans held-in-portfolio:
Advances under the working capital line	$—	$—	$—	$1,391
Advances under the advance facility	—	—	—	2,475

Total loans held-in-portfolio	$—	$—	$—	$3,866

Accrued interest receivable	$—	$—	$—	$19
Other assets:
Equity investment	$8,656	$9,167	$18,862	$22,378

Total assets	$8,656	$9,167	$18,862	$26,263

Liabilities
Deposits	$(1,118)	$(1,127)	$(22,564)	$(9,692)

Total liabilities	$(1,118)	$(1,127)	$(22,564)	$(9,692)

Total net assets (liabilities)	$7,538	$8,040	$(3,702)	$16,571

Maximum exposure to loss	$7,538	$8,040	$—	$16,571

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2017 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2017.

Note 23 – Related party transactions

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2017, the Corporation’s stake in EVERTEC was 16.06%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $1.2 million in dividend distributions during the quarter ended March 31, 2017 from its investments in EVERTEC’s holding company (March 31, 2016 - $1.2 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2017	December 31, 2016
Equity investment in EVERTEC	$42,408	$38,904

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2017 and December 31, 2016. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2017	December 31, 2016
Accounts receivable (Other assets)	$4,424	$6,394
Deposits	(12,937)	(14,899)
Accounts payable (Other liabilities)	(3,154)	(20,372)

Net total	$(11,667)	$(28,877)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the quarters ended March 31, 2017 and 2016.

	Quarters ended March 31,
(In thousands)	2017	2016
Share of income from investment in EVERTEC	$3,700	$2,983
Share of other changes in EVERTEC’s stockholders’ equity	619	242

Share of EVERTEC’s changes in equity recognized in income	$4,319	$3,225

The following table present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2017 and 2016. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarters ended March 31,
(In thousands)	2017	2016	Category
Interest expense on deposits	$(9)	$(19)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,666	6,918	Other service fees
Rental income charged to EVERTEC	1,759	1,736	Net occupancy
Processing fees on services provided by EVERTEC	(42,370)	(43,516)	Professional fees
Other services provided to EVERTEC	266	256	Other operating expenses

Total	$(32,688)	$(34,625)

PRLP 2011 Holdings, LLC

As indicated in Note 22 to the Consolidated Financial Statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings, LLC and currently holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	March 31, 2017	December 31, 2016
Equity investment in PRLP 2011 Holdings, LLC	$8,656	$9,167

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016
Deposits (non-interest bearing)	$(1,118)	$(1,127)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PRLP 2011 Holdings, LLC for the quarters ended March 31, 2017 and 2016.

	Quarters ended March 31,
(In thousands)	2017	2016
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(511)	$(542)

During the quarter ended March 31, 2016, the Corporation received $1.8 million in capital distributions from its investment in PRLP 2011 Holdings, LLC. The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2017 and 2016.

	Quarters ended March 31,
(In thousands)	2017	2016	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$—	$11	Interest income

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

(In thousands)	March 31, 2017	December 31, 2016
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$18,862	$22,378

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016
Loans	$—	$3,866
Accrued interest receivable	—	19
Deposits	(22,564)	(9,692)

Net total	$(22,564)	$(5,807)

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PR Asset Portfolio 2013-1 International, LLC for quarters ended March 31, 2017 and 2016.

	Quarters ended March 31,
(In thousands)	2017	2016
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(154)	$(522)

During the quarter ended March 31, 2017, the Corporation received $3.4 million in capital distribution from its investment in PR Asset Portfolio 2013-1 International, LLC. The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters March 31, 2017 and 2016.

	Quarters ended March 31,
(In thousands)	2017	2016	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$9	$445	Interest income
Interest expense on deposits	(4)	(1)	Interest expense

Total	$5	$444

Centro Financiero BHD León

At March 31, 2017, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2017 the Corporation recorded $6.1 million in earnings from its investment in BHD Leon (2016- $6.2 million), which had a carrying amount of $131.4 million, as of the end of the quarter (December 31, 2016 - $125.5 million). BPPR has extended a credit facility of $50 million to BHD León, which had no outstanding balance at March 31, 2017 (December 31, 2016 – $25 million).

Puerto Rico Investment Companies

The Corporation provides advisory services to several Puerto Rico investment companies in exchange for a fee. The Corporation also provides administrative, custody and transfer agency services to these investment companies. These fees are calculated at an annual rate of the average net assets of the investment company, as defined in each agreement. Due to its advisory role, the Corporation considers these investment companies as related parties.

For the quarter ended March 31, 2017 administrative fees charged to these investment companies amounted to $2.0 million (2016- $2.0 million) and waived fees amounted to $0.6 million (2016 - $0.7million), for a net fee of $1.4 million (2016 - $1.3 million).

The Corporation, through its subsidiary Banco Popular de Puerto Rico, has also entered into lines of credit facilities with these companies. As of March 31, 2017, the available lines of credit facilities amounted to $357 million ( December 31 2016 - $357 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those Puerto Rico investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital.

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities from those disclosed in the 2016 Form 10-K.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

At March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$2,943,120	$—	$2,943,120
Obligations of U.S. Government sponsored entities	—	712,282	—	712,282
Obligations of Puerto Rico, States and political subdivisions	—	20,909	—	20,909
Collateralized mortgage obligations - federal agencies	—	1,146,886	—	1,146,886
Mortgage-backed securities	—	4,361,767	1,289	4,363,056
Equity securities	—	1,859	—	1,859
Other	—	9,415	—	9,415

Total investment securities available-for-sale	$—	$9,196,238	$1,289	$9,197,527

Trading account securities:
Obligations of Puerto Rico, States and political subdivisions	$—	$189	$—	$189
Collateralized mortgage obligations	—	—	1,061	1,061
Mortgage-backed securities - federal agencies	—	31,279	4,345	35,624
Other	—	13,528	583	14,111

Total trading account securities	$—	$44,996	$5,989	$50,985

Mortgage servicing rights	$—	$—	$193,698	$193,698
Derivatives	—	13,097	—	13,097

Total assets measured at fair value on a recurring basis	$—	$9,254,331	$200,976	$9,455,307

Liabilities
Derivatives	$—	$(11,196)	$—	$(11,196)
Contingent consideration	—	—	(160,543)	(160,543)

Total liabilities measured at fair value on a recurring basis	$—	$(11,196)	$(160,543)	$(171,739)

At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$2,136,620	$—	$2,136,620
Obligations of U.S. Government sponsored entities	—	711,850	—	711,850
Obligations of Puerto Rico, States and political subdivisions	—	22,771	—	22,771
Collateralized mortgage obligations - federal agencies	—	1,221,526	—	1,221,526
Mortgage-backed securities	—	4,103,940	1,392	4,105,332
Equity securities	—	2,122	—	2,122
Other	—	9,585	—	9,585

Total investment securities available-for-sale	$—	$8,208,414	$1,392	$8,209,806

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$1,164	$—	$1,164
Collateralized mortgage obligations	—	—	1,321	1,321
Mortgage-backed securities - federal agencies	—	37,991	4,755	42,746
Other	—	13,963	602	14,565

Total trading account securities, excluding derivatives	$—	$53,118	$6,678	$59,796

Mortgage servicing rights	$—	$—	$196,889	$196,889
Derivatives	—	14,094	—	14,094

Total assets measured at fair value on a recurring basis	$—	$8,275,626	$204,959	$8,480,585

Liabilities
Derivatives	$—	$(12,842)	$—	$(12,842)
Contingent consideration	—	—	(153,158)	(153,158)

Total liabilities measured at fair value on a recurring basis	$—	$(12,842)	$(153,158)	$(166,000)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2017 and 2016 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Quarter ended March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$45,133	$45,133	$(16,491)
Other real estate owned[2]	—	—	17,155	17,155	(4,578)
Other foreclosed assets[2]	—	—	165	165	(73)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$62,453	$62,453	$(21,142)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Quarter ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$30,785	$30,785	$(22,850)
Loans held-for-sale[2]	—	—	1,829	1,829	(296)
Other real estate owned[3]	—	—	18,592	18,592	(3,920)
Other foreclosed assets[3]	—	—	66	66	(11)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$51,272	$51,272	$(27,077)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2017 and 2016.

Quarter ended March 31, 2017
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2017	$1,392	$1,321	$4,755	$602	$196,889	$204,959	$(153,158)	$(153,158)
Gains (losses) included in earnings	—	(4)	(43)	(19)	(5,954)	(6,020)	(7,385)	(7,385)
Gains (losses) included in OCI	10	—	—	—	—	10	—	—
Additions	—	—	164	—	2,763	2,927	—	—
Sales	—	(205)	(156)	—	—	(361)	—	—
Settlements	(25)	(51)	(375)	—	—	(451)	—	—
Transfers out of Level 3	(88)	—	—	—	—	(88)	—	—

Balance at March 31, 2017	$1,289	$1,061	$4,345	$583	$193,698	$200,976	$(160,543)	$(160,543)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2017	$—	$(4)	$(27)	$9	$(723)	$(745)	$(7,385)	$(7,385)

Quarter ended March 31, 2016
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2016	$1,434	$1,831	$6,454	$687	$211,405	$221,811	$(120,380)	$(120,380)
Gains (losses) included in earnings	(2)	(6)	89	(24)	(8,477)	(8,420)	(443)	(443)
Gains (losses) included in OCI	15	—	—	—	—	15	—	—
Additions	—	174	338	—	2,123	2,635	—	—
Sales	—	(106)	(1,120)	—	—	(1,226)	—	—
Settlements	(25)	(110)	(364)	—	—	(499)	—	—

Balance at March 31, 2016	$1,422	$1,783	$5,397	$663	$205,051	$214,316	$(120,823)	$(120,823)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2016	$—	$(3)	$86	$11	$(3,866)	$(3,772)	$(443)	$(443)

During the quarter ended March 31, 2017, a certain MBS amounting to $88 thousand was transferred from Level 3 to Level 2 due to a change in valuation technique from an internally-prepared pricing matrix to a bond’s theoretical value. There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2016.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2017 and 2016 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2017		Quarter ended March 31, 2016
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$—	$—	$(2)	$—
FDIC loss share expense	(7,385)	(7,385)	(443)	(443)
Mortgage banking activities	(5,954)	(723)	(8,477)	(3,866)
Trading account loss	(66)	(22)	59	94

Total	$(13,405)	$(8,130)	$(8,863)	$(4,215)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	Fair value
	at March 31,
(In thousands)	2017		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,061		Discounted cash flow model	Weighted average life	2.8 years (0.1 - 4.1 years)
				Yield	3.5% (0.7% - 4.2%)
				Prepayment speed	20.3% (18.0% - 22.4%)
Other - trading	$583		Discounted cash flow model	Weighted average life	5.4 years
				Yield	12.3%
				Prepayment speed	10.8%
Mortgage servicing rights	$193,698		Discounted cash flow model	Prepayment speed	5.3% (0.2% - 15.5%)
				Weighted average life	7.0 years (0.1 - 16.6 years)
				Discount rate	11.2% (9.5% - 15.0%)
Contingent consideration	$(160,543)		Discounted cash flow model	Credit loss rate on covered loans	3.5% (0.0% - 100.0%)
				Risk premium component
				of discount rate	3.4%
Loans held-in-portfolio	$45,133	[1]	External appraisal	Haircut applied on
				external appraisals	25.1% (22.5% - 27.1%)
Other real estate owned	$14,049	[2]	External appraisal	Haircut applied on
				external appraisals	15.5% (15.0% - 30.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at March 31, 2017 and December 31, 2016, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed from those disclosed in the 2016 Form 10-K.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	March 31, 2017
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$340,225	$340,225	$—	$—	$340,225
Money market investments	3,653,347	3,644,623	8,724	—	3,653,347
Trading account securities, excluding derivatives[1]	50,985	—	44,996	5,989	50,985
Investment securities available-for-sale[1]	9,197,527	—	9,196,238	1,289	9,197,527
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$94,253	$—	$—	$71,589	$71,589
Collateralized mortgage obligation-federal agency	73	—	—	77	77
Other	2,000	—	1,736	226	1,962

Total investment securities held-to-maturity	$96,326	$—	$1,736	$71,892	$73,628

Other investment securities:
FHLB stock	$57,262	$—	$57,262	$—	$57,262
FRB stock	93,911	—	93,911	—	93,911
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,915	—	—	5,246	5,246

Total other investment securities	$166,286	$—	$164,371	$5,246	$169,617

Loans held-for-sale	$85,309	$—	$289	$87,230	$87,519
Loans not covered under loss sharing agreement with the FDIC	22,217,996	—	—	20,479,513	20,479,513
Loans covered under loss sharing agreements with the FDIC	524,209	—	—	491,393	491,393
FDIC loss share asset	58,793	—	—	54,171	54,171
Mortgage servicing rights	193,698	—	—	193,698	193,698
Derivatives	13,097	—	13,097	—	13,097

	March 31, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$24,499,612	$—	$24,499,612	$—	$24,499,612
Time deposits	7,712,967	—	7,712,363	—	7,712,363

Total deposits	$32,212,579	$—	$32,211,975	$—	$32,211,975

Assets sold under agreements to repurchase	$434,714	$—	$434,715	$—	$434,715
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$655,521	$—	$654,939	$—	$654,939
Unsecured senior debt securities	445,309	—	471,753	—	471,753
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,330	—	402,973	—	402,973
Others	17,812	—	—	17,812	17,812

Total notes payable	$1,557,972	$—	$1,529,665	$17,812	$1,547,477

Derivatives	$11,196	$—	$11,196	$—	$11,196

Contingent consideration	$160,543	$—	$—	$160,543	$160,543

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$362,394	$362,394	$—	$—	$362,394
Money market investments	2,890,217	2,854,777	35,440	—	2,890,217
Trading account securities, excluding derivatives[1]	59,796	—	53,118	6,678	59,796
Investment securities available-for-sale[1]	8,209,806	—	8,208,414	1,392	8,209,806
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$96,027	$—	$—	$73,540	$73,540
Collateralized mortgage obligation-federal agency	74	—	—	78	78
Other	2,000	—	1,738	220	1,958

Total investment securities held-to-maturity	$98,101	$—	$1,738	$73,838	$75,576

Other investment securities:
FHLB stock	$58,033	$—	$58,033	$—	$58,033
FRB stock	94,672	—	94,672	—	94,672
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,915	—	—	4,987	4,987

Total other investment securities	$167,818	$—	$165,903	$4,987	$170,890

Loans held-for-sale	$88,821	$—	$504	$89,509	$90,013
Loans not covered under loss sharing agreement with the FDIC	22,263,446	—	—	20,578,904	20,578,904
Loans covered under loss sharing agreements with the FDIC	542,528	—	—	515,808	515,808
FDIC loss share asset	69,334	—	—	63,187	63,187
Mortgage servicing rights	196,889	—	—	196,889	196,889
Derivatives	14,094	—	14,094	—	14,094

	December 31, 2016
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$22,786,682	$—	$22,786,682	$—	$22,786,682
Time deposits	7,709,542	—	7,708,724	—	7,708,724

Total deposits	$30,496,224	$—	$30,495,406	$—	$30,495,406

Assets sold under agreements to repurchase	$479,425	$—	$479,439	$—	$479,439
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$672,670	$—	$671,872	$—	$671,872
Unsecured senior debt	444,788	—	466,263	—	466,263
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,323	—	399,370	—	399,370
Others	18,071	—	—	18,071	18,071

Total notes payable	$1,574,852	$—	$1,537,505	$18,071	$1,555,576

Derivatives	$12,842	$—	$12,842	$—	$12,842

Contingent consideration	$153,158	$—	$—	$153,158	$153,158

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at March 31, 2017 and December 31, 2016 is $ 7.9 billion and $7.8 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at March 31, 2017 and December 31, 2016 is $30 million and $36 million, respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2017 and 2016:

	Quarters ended March 31,
(In thousands, except per share information)	2017	2016
Net income	$92,945	$84,999
Preferred stock dividends	(931)	(931)

Net income applicable to common stock	$92,014	$84,068

Average common shares outstanding	102,932,989	103,188,815
Average potential dilutive common shares	180,906	80,998

Average common shares outstanding - assuming dilution	103,113,895	103,269,813

Basic EPS	$0.89	$0.81

Diluted EPS	$0.89	$0.81

As disclosed in Note 18, during the quarter ended March 31, 2017, the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction. As part of this transaction, the Corporation entered into a forward contract in which the final number of shares delivered at settlement was based on the average daily volume weighted average price (“VWAP”) of its common stock during the term of the ASR, net of a discount. Based on the discounted VWAP of $40.60, the Corporation received 1,847,372 shares of its outstanding common stock.

For the quarter ended March 31, 2017, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2016. For a discussion of the calculation under the treasury stock method, refer to Note 35 of the Consolidated Financial Statements included in the 2016 Form 10-K.

For the quarters ended March 31, 2017 and 2016, there were no stock options outstanding.

Note 27 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2017	2016
Debit card fees	$11,543	$11,287
Insurance fees	12,805	12,850
Credit card fees	18,276	16,858
Sale and administration of investment products	5,082	4,839
Trust fees	4,955	4,235
Other fees	3,514	3,313

Total other service fees	$56,175	$53,382

Note 28 – FDIC loss share (expense) income

The caption of FDIC loss-share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2017	2016
Amortization of loss share indemnification asset	$(776)	$(4,042)
80% mirror accounting on credit impairment losses (reversal)[1]	148	(2,093)
80% mirror accounting on reimbursable expenses	921	3,950
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	4,833	(645)
Change in true-up payment obligation	(7,385)	(443)
Other	(5,998)	127

Total FDIC loss share expense	$(8,257)	$(3,146)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 29 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2017	2016	2017	2016
Interest cost	$6,120	$6,291	$352	$348
Expected return on plan assets	(10,186)	(9,623)	(502)	(538)
Amortization of net loss	5,054	4,880	411	331

Total net periodic pension cost (benefit)	$988	$1,548	$261	$141

During the quarter ended March 31, 2017 the Corporation made a contribution to the pension and benefit restoration plans of $59 thousand. The total contributions expected to be paid during the year 2017 for the pension and benefit restoration plans amount to approximately $236 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Quarters ended March 31,
(In thousands)	2017	2016
Service cost	$256	$289
Interest cost	1,426	1,505
Amortization of prior service cost	(950)	(950)
Amortization of net loss	142	275

Total postretirement cost	$874	$1,119

Contributions made to the postretirement benefit plan for the quarter ended March 31, 2017 amounted to approximately $1.5 million. The total contributions expected to be paid during the year 2017 for the postretirement benefit plan amount to approximately $6.4 million.

Note 30 - Stock-based compensation

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan permits the granting of incentive awards in the form of Annual Incentive Awards, Long-term Performance Unit Awards, Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Units or Performance Shares. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Employees and directors of the Corporation and/or any of its subsidiaries are eligible to participate in the Incentive Plan.

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the first part is vested ratably over four years commencing at the date of the grant and the second part is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The four year vesting part is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	495,731	$28.25
Granted	344,488	25.86
Quantity adjusted by TSR factor	39,566	24.37
Vested	(487,784)	27.72
Forfeited	(8,019)	29.13

Non-vested at December 31, 2016	383,982	$26.35
Granted	138,163	42.69
Quantity adjusted by TSR factor	(55,515)	36.09
Vested	(67,983)	40.28

Non-vested at March 31, 2017	398,647	$28.29

During the quarter ended March 31, 2017, 64,479 shares of restricted stock were awarded to management under the Incentive Plan (March 31, 2016 - 161,500).

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. For the quarter ended March 31, 2017, 73,684 performance shares were granted under this plan (March 31, 2016 - 64,598).

During the quarter ended March 31, 2017, the Corporation recognized $2.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (March 31, 2016 - $3.7 million, with a tax benefit of $0.5 million). For the quarter ended March 31, 2017, the fair market value of the restricted stock vested was $1.6 million at grant date and $2.6 million at vesting date. This triggers a windfall, of $0.4 million that was recorded as a reduction on income tax expense. For the quarter ended March 31, 2017, the Corporation recognized $1.7 million of performance shares expense, with a tax benefit of $0.1 million (March 31, 2016 - $1.0 million, with a tax benefit of $0.1 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2017 was $8.3 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	40,517	29.77
Vested	(40,517)	29.77
Forfeited	—	—

Non-vested at December 31, 2016	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2017	—	$—

During the quarter ended March 31, 2017, no shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. (March 31, 2016 – 2,338). During this period, the Corporation recognized $0.3 million of restricted stock expense related to restricted stock previously granted, with a tax benefit of $31 thousand (March 31, 2016 - $0.1 million, with a tax benefit of $15 thousand). There was no fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2017 for directors.

Note 31 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2017		March 31, 2016
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$49,121	39%	$45,733	39%
Net benefit of tax exempt interest income	(18,004)	(14)	(15,584)	(13)
Deferred tax asset valuation allowance	5,056	4	5,273	5
Difference in tax rates due to multiple jurisdictions	(959)	(1)	(864)	(1)
Effect of income subject to preferential tax rate	(3,019)	(3)	(3,414)	(3)
State and local taxes	1,279	1	2,927	3
Others	(468)	—	(1,806)	(2)

Income tax expense	$33,006	26%	$32,265	28%

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	March 31, 2017	December 31, 2016
Deferred tax assets:
Tax credits available for carryforward	$20,220	$18,510
Net operating loss and other carryforward available	1,235,780	1,238,222
Postretirement and pension benefits	93,054	94,741
Deferred loan origination fees	6,065	6,622
Allowance for loan losses	634,690	649,107
Deferred gains	4,676	4,884
Accelerated depreciation	10,115	9,828
Intercompany deferred gains	2,328	2,496
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	11,344	13,160
Other temporary differences	29,922	31,127

Total gross deferred tax assets	2,048,194	2,068,697

Deferred tax liabilities:
FDIC-assisted transaction	56,331	58,363
Indefinite-lived intangibles	76,576	73,974
Unrealized net gain on trading and available-for-sale securities	20,851	21,335
Other temporary differences	8,959	8,477

Total gross deferred tax liabilities	162,717	162,149

Valuation allowance	669,335	664,287

Net deferred tax asset	$1,216,142	$1,242,261

The net deferred tax asset shown in the table above at March 31, 2017 is reflected in the consolidated statements of financial condition as $1.2 billion in net deferred tax assets in the “Other assets” caption (December 31, 2016 - $1.2 billion) and $1.4 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2016 - $1.4 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

At March 31, 2017 the net deferred tax asset of the U.S. operations amounted to $1.1 billion with a valuation allowance of approximately $617 million, for a net deferred tax asset after valuation allowance of approximately $520 million. During the year ended December 31, 2015, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that a portion of the total deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings for the remaining carryforward period of eighteen years beginning with the 2016 fiscal year, available to utilize the deferred tax asset, to reduce its income tax obligations. The historical level of book income adjusted by permanent differences, together with the estimated earnings after the reorganization of the U.S. operations and additional estimated earnings from the Doral Bank Transaction were objective positive evidence considered by the Corporation. As of December 31, 2015 the U.S. operations were not in a three year loss cumulative position, taking into account taxable income exclusive of reversing temporary differences. All of these factors led management to conclude that it is more likely than not that a portion of the deferred tax asset from its U.S. operations will be realized. Accordingly, the Corporation recorded a partial reversal of the valuation allowance on the deferred tax asset from the U.S. operations amounting to approximately $589 million. As of March 31, 2017, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $520 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At March 31, 2017, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $697 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended March 31, 2017. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended March 31, 2017. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the Holding Company, which amounted to $52 million as of March 31, 2017.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2017	2016
Balance at January 1	$7.4	$9.0
Additions for tax positions -January through March	0.2	0.4

Balance at March 31	$7.6	$9.4

At March 31, 2017, the total amount of interest recognized in the statement of financial condition approximated $3.0 million (December 31, 2016 - $2.9 million). The total interest expense recognized during the quarter ended March 31, 2017 was $145 thousand (December 31, 2016 - $1.2 million). Management determined that at March 31, 2017 and December 31, 2016 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $9.3 million at March 31, 2017 (December 31, 2016 - $9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2017, the following years remain subject to examination in the U.S. Federal jurisdiction: 2013 and thereafter; and in the Puerto Rico jurisdiction, 2012 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.9 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2017 and March 31, 2016 are listed in the following table:

(In thousands)	March 31, 2017	March 31, 2016
Non-cash activities:
Loans transferred to other real estate	$32,597	$26,919
Loans transferred to other property	8,956	7,693

Total loans transferred to foreclosed assets	41,553	34,612
Financed sales of other real estate assets	2,904	3,943
Financed sales of other foreclosed assets	3,161	4,072

Total financed sales of foreclosed assets	6,065	8,015
Transfers from loans held-for-sale to loans held-in-portfolio	—	3,821
Loans securitized into investment securities[1]	174,620	170,248
Trades receivable from brokers and counterparties	53,192	87,590
Trades payable to brokers and counterparties	5,128	32,774
Recognition of mortgage servicing rights on securitizations or asset transfers	2,763	2,136

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2017, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Banco Popular North America:

Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Inc., Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a retail branch network in the U.S. mainland under the name of Popular Community Bank, while E-LOAN, Inc. supported BPNA’s deposit gathering through its online platform until March 31, 2017, when said operations were transferred to Popular Direct, a division of BPNA. Popular Equipment Finance, Inc. also holds a running-off loan portfolio as this subsidiary ceased originating loans during 2009. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network.

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

The tables that follow present the results of operations and total assets by reportable segments:

2017
For the quarter ended March 31, 2017
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$310,212	$67,119	$(164)
Provision for loan losses	30,118	10,580	—
Non-interest income	99,732	4,931	(144)
Amortization of intangibles	2,179	166	—
Depreciation expense	9,733	1,903	—
Other operating expenses	236,301	41,713	(138)
Income tax expense	33,998	7,290	(70)

Net income	$97,615	$10,398	$(100)

Segment assets	$31,217,093	$8,832,246	$(22,946)

For the quarter ended March 31, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$377,167	$(15,069)	$—	$362,098
Provision for loan losses	40,698	—	—	40,698
Non-interest income	104,519	11,427	(77)	115,869
Amortization of intangibles	2,345	—	—	2,345
Depreciation expense	11,636	163	—	11,799
Other operating expenses	277,876	19,926	(628)	297,174
Income tax expense (benefit)	41,218	(8,423)	211	33,006

Net income (loss)	$107,913	$(15,308)	$340	$92,945

Segment assets	$40,026,393	$5,004,658	$(4,771,769)	$40,259,282

2016
For the quarter ended March 31, 2016
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$305,350	$62,257	$—
Provision for loan losses	40,800	4,069	—
Non-interest income	98,566	4,950	—
Amortization of intangibles	2,948	166	—
Depreciation expense	10,197	1,333	—
Other operating expenses	224,669	41,331	—
Income tax expense	31,877	8,456	—

Net income	$93,425	$11,852	$—

Segment assets	$28,108,702	$7,880,357	$(52,740)

For the quarter ended March 31, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$367,607	$(15,195)	$—	$352,412
Provision (reversal of provision) for loan losses	44,869	(34)	—	44,835
Non-interest income	103,516	8,177	(63)	111,630
Amortization of intangibles	3,114	—	—	3,114
Depreciation expense	11,530	177	—	11,707
Other operating expenses	266,000	21,731	(609)	287,122
Income tax expense (benefit)	40,333	(8,281)	213	32,265

Net income (loss)	$105,277	$(20,611)	$333	$84,999

Segment assets	$35,936,319	$4,938,750	$(4,728,060)	$36,147,009

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2017
For the quarter ended March 31, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$120,296	$188,132	$1,787	$(3)	$310,212
Provision for loan losses	(573)	30,691	—	—	30,118
Non-interest income	19,428	58,071	22,311	(78)	99,732
Amortization of intangibles	54	1,067	1,058	—	2,179
Depreciation expense	4,262	5,267	204	—	9,733
Other operating expenses	60,833	161,264	14,292	(88)	236,301
Income tax expense	22,076	8,983	2,939	—	33,998

Net income	$53,072	$38,931	$5,605	$7	$97,615

Segment assets	$17,559,586	$18,178,373	$325,217	$(4,846,093)	$31,217,093

2016
For the quarter ended March 31, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$115,553	$186,545	$1,615	$1,637	$305,350
Provision for loan losses	15,461	25,339	—	—	40,800
Non-interest income	22,412	54,927	21,311	(84)	98,566
Amortization of intangibles	22	1,836	1,090	—	2,948
Depreciation expense	4,286	5,680	231	—	10,197
Other operating expenses	58,161	149,283	17,309	(84)	224,669
Income tax expense	18,169	12,379	1,329	—	31,877

Net income	$41,866	$46,955	$2,967	$1,637	$93,425

Segment assets	$11,317,146	$17,046,370	$342,867	$(597,681)	$28,108,702

Geographic Information

	Quarter ended
(In thousands)	March 31, 2017	March 31, 2016
Revenues:[1]
Puerto Rico	$384,448	$380,036
United States	74,843	64,640
Other	18,676	19,366

Total consolidated revenues	$477,967	$464,042

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2017	December 31, 2016
Puerto Rico
Total assets	$30,185,470	$28,813,289
Loans	16,619,906	16,880,868
Deposits	24,722,769	23,185,551

United States
Total assets	$9,159,712	$8,928,475
Loans	6,003,805	5,799,562
Deposits	6,445,544	6,266,473

Other
Total assets	$914,100	$919,845
Loans	748,299	755,017
Deposits [1]	1,044,266	1,044,200

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2017 and December 31, 2016, and the results of their operations and cash flows for periods ended March 31, 2017 and 2016.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2017
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$33,766	$462	$340,239	$(34,242)	$340,225
Money market investments	282,365	8,209	3,652,982	(290,209)	3,653,347
Trading account securities, at fair value	2,994	—	48,118	(127)	50,985
Investment securities available-for-sale, at fair value	—	—	9,197,527	—	9,197,527
Investment securities held-to-maturity, at amortized cost	—	—	96,326	—	96,326
Other investment securities, at lower of cost or realizable value	9,850	4,492	151,944	—	166,286
Investment in subsidiaries	5,581,176	1,826,778	—	(7,407,954)	—
Loans held-for-sale, at lower of cost or fair value	—	—	85,309	—	85,309

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,134	—	22,857,422	—	22,858,556
Loans covered under loss-sharing agreements with the FDIC	—	—	551,980	—	551,980
Less - Unearned income	—	—	123,835	—	123,835
Allowance for loan losses	1	—	544,495	—	544,496

Total loans held-in-portfolio, net	1,133	—	22,741,072	—	22,742,205

FDIC loss-share asset	—	—	58,793	—	58,793
Premises and equipment, net	2,939	—	546,056	—	548,995
Other real estate not covered under loss- sharing agreements with the FDIC	81	—	185,755	—	185,836
Other real estate covered under loss- sharing agreements with the FDIC	—	—	29,926	—	29,926
Accrued income receivable	108	34	127,938	(62)	128,018
Mortgage servicing assets, at fair value	—	—	193,698	—	193,698
Other assets	66,531	26,378	2,034,382	(15,485)	2,111,806
Goodwill	—	—	627,294	—	627,294
Other intangible assets	553	—	42,153	—	42,706

Total assets	$5,981,496	$1,866,353	$40,159,512	$(7,748,079)	$40,259,282

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$7,296,570	$(34,242)	$7,262,328
Interest bearing	—	—	25,240,460	(290,209)	24,950,251

Total deposits	—	—	32,537,030	(324,451)	32,212,579

Assets sold under agreements to repurchase	—	—	434,714	—	434,714
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	736,121	148,518	673,333	—	1,557,972
Other liabilities	55,068	2,798	820,810	(16,072)	862,604

Total liabilities	791,189	151,316	34,467,087	(340,523)	35,069,069

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,041	2	56,307	(56,309)	1,041
Surplus	4,252,819	4,111,207	5,717,066	(9,819,746)	4,261,346
Retained earnings (accumulated deficit)	1,295,233	(2,374,242)	236,969	2,128,746	1,286,706
Treasury stock, at cost	(89,034)	—	—	(94)	(89,128)
Accumulated other comprehensive loss, net of tax	(319,912)	(21,930)	(317,917)	339,847	(319,912)

Total stockholders’ equity	5,190,307	1,715,037	5,692,425	(7,407,556)	5,190,213

Total liabilities and stockholders’ equity	$5,981,496	$1,866,353	$40,159,512	$(7,748,079)	$40,259,282

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$47,783	$591	$362,101	$(48,081)	$362,394
Money market investments	252,347	13,263	2,891,670	(267,063)	2,890,217
Trading account securities, at fair value	2,640	—	57,297	(132)	59,805
Investment securities available-for-sale, at fair value	—	—	8,209,806	—	8,209,806
Investment securities held-to-maturity, at amortized cost	—	—	98,101	—	98,101
Other investment securities, at lower of cost or realizable value	9,850	4,492	153,476	—	167,818
Investment in subsidiaries	5,609,611	1,818,127	—	(7,427,738)	—
Loans held-for-sale, at lower of cost or fair value	—	—	88,821	—	88,821

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,142	—	22,894,030	—	22,895,172
Loans covered under loss-sharing agreements with the FDIC	—	—	572,878	—	572,878
Less - Unearned income	—	—	121,425	—	121,425
Allowance for loan losses	2	—	540,649	—	540,651

Total loans held-in-portfolio, net	1,140	—	22,804,834	—	22,805,974

FDIC loss-share asset	—	—	69,334	—	69,334
Premises and equipment, net	3,067	—	540,914	—	543,981
Other real estate not covered under loss-sharing agreements with the FDIC	81	—	180,364	—	180,445
Other real estate covered under loss-sharing agreements with the FDIC	—	—	32,128	—	32,128
Accrued income receivable	112	138	137,882	(90)	138,042
Mortgage servicing assets, at fair value	—	—	196,889	—	196,889
Other assets	61,770	25,146	2,073,562	(14,968)	2,145,510
Goodwill	—	—	627,294	—	627,294
Other intangible assets	553	—	44,497	—	45,050

Total assets	$5,988,954	$1,861,757	$38,568,970	$(7,758,072)	$38,661,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$7,028,524	$(48,081)	$6,980,443
Interest bearing	—	—	23,782,844	(267,063)	23,515,781

Total deposits	—	—	30,811,368	(315,144)	30,496,224

Assets sold under agreements to repurchase	—	—	479,425	—	479,425
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	735,600	148,512	690,740	—	1,574,852
Other liabilities	55,309	6,034	865,861	(15,253)	911,951

Total liabilities	790,909	154,546	32,848,594	(330,397)	33,463,652

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,040	2	56,307	(56,309)	1,040
Surplus	4,246,495	4,111,207	5,717,066	(9,819,746)	4,255,022
Retained earnings (accumulated deficit)	1,228,834	(2,382,049)	264,944	2,108,578	1,220,307
Treasury stock, at cost	(8,198)	—	—	(88)	(8,286)
Accumulated other comprehensive loss, net of tax	(320,286)	(21,949)	(317,941)	339,890	(320,286)

Total stockholders’ equity	5,198,045	1,707,211	5,720,376	(7,427,675)	5,197,957

Total liabilities and stockholders’ equity	$5,988,954	$1,861,757	$38,568,970	$(7,758,072)	$38,661,609

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2017
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$129,000	$—	$—	$(129,000)	$—
Loans	15	—	363,121	—	363,136
Money market investments	481	21	6,572	(501)	6,573
Investment securities	142	80	44,664	—	44,886
Trading account securities	—	—	1,400	—	1,400

Total interest and dividend income	129,638	101	415,757	(129,501)	415,995

Interest expense:
Deposits	—	—	34,258	(501)	33,757
Short-term borrowings	—	—	1,095	—	1,095
Long-term debt	13,118	2,692	3,235	—	19,045

Total interest expense	13,118	2,692	38,588	(501)	53,897

Net interest income (expense)	116,520	(2,591)	377,169	(129,000)	362,098
Provision for loan losses- non-covered loans	—	—	42,057	—	42,057
Provision (reversal) for loan losses- covered loans	—	—	(1,359)	—	(1,359)

Net interest income (expense) after provision for loan losses	116,520	(2,591)	336,471	(129,000)	321,400

Service charges on deposit accounts	—	—	39,536	—	39,536
Other service fees	—	—	56,258	(83)	56,175
Mortgage banking activities	—	—	11,369	—	11,369
Net gain on sale of investment securities	—	—	162	—	162
Trading account loss	(120)	—	(169)	11	(278)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(1,966)	—	(1,966)
FDIC loss-share expense	—	—	(8,257)	—	(8,257)
Other operating income	4,655	809	13,670	(6)	19,128

Total non-interest income	4,535	809	110,603	(78)	115,869

Operating expenses:
Personnel costs	13,814	—	111,793	—	125,607
Net occupancy expenses	914	—	19,862	—	20,776
Equipment expenses	582	—	15,388	—	15,970
Other taxes	46	—	10,923	—	10,969
Professional fees	2,513	(525)	67,345	(83)	69,250
Communications	152	—	5,797	—	5,949
Business promotion	419	—	11,157	—	11,576
FDIC deposit insurance	—	—	6,493	—	6,493
Other real estate owned (OREO) expenses	—	—	12,818	—	12,818
Other operating expenses	(18,790)	13	48,888	(546)	29,565
Amortization of intangibles	—	—	2,345	—	2,345

Total operating expenses	(350)	(512)	312,809	(629)	311,318

Income (loss) before income tax and equity in (losses) earnings of subsidiaries	121,405	(1,270)	134,265	(128,449)	125,951
Income tax (benefit) expense	—	(445)	33,240	211	33,006

Income (loss) before equity in (losses) earnings of subsidiaries	121,405	(825)	101,025	(128,660)	92,945
Equity in undistributed (losses) earnings of subsidiaries	(28,460)	8,633	—	19,827	—

Net Income	$92,945	$7,808	$101,025	$(108,833)	$92,945

Comprehensive income, net of tax	$93,319	$7,827	$101,049	$(108,876)	$93,319

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$29,700	$—	$—	$(29,700)	$—
Loans	19	—	363,178	—	363,197
Money market investments	255	21	2,863	(276)	2,863
Investment securities	238	80	35,953	—	36,271
Trading account securities	—	—	1,689	—	1,689

Total interest and dividend income	30,212	101	403,683	(29,976)	404,020

Interest expense:
Deposits	—	—	30,150	(276)	29,874
Short-term borrowings	—	—	1,861	—	1,861
Long-term debt	13,117	2,693	4,063	—	19,873

Total interest expense	13,117	2,693	36,074	(276)	51,608

Net interest income (expense)	17,095	(2,592)	367,609	(29,700)	352,412
Provision (reversal) for loan losses- non-covered loans	(34)	—	47,974	—	47,940
Provision (reversal) for loan losses- covered loans	—	—	(3,105)	—	(3,105)

Net interest income (expense) after provision for loan losses	17,129	(2,592)	322,740	(29,700)	307,577

Service charges on deposit accounts	—	—	39,862	—	39,862
Other service fees	—	—	53,439	(57)	53,382
Mortgage banking activities	—	—	10,551	—	10,551
Trading account profit (loss)	24	—	(186)	—	(162)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(304)	—	(304)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,098)	—	(4,098)
FDIC loss-share expense	—	—	(3,146)	—	(3,146)
Other operating income (loss)	3,256	(1,303)	13,599	(7)	15,545

Total non-interest income (expense)	3,280	(1,303)	109,717	(64)	111,630

Operating expenses:
Personnel costs	15,421	—	111,670	—	127,091
Net occupancy expenses	916	—	19,514	—	20,430
Equipment expenses	445	—	14,103	—	14,548
Other taxes	47	—	10,148	—	10,195
Professional fees	2,881	30	72,605	(57)	75,459
Communications	137	—	6,183	—	6,320
Business promotion	465	—	10,645	—	11,110
FDIC deposit insurance	—	—	7,370	—	7,370
Other real estate owned (OREO) expenses	—	—	9,141	—	9,141
Other operating expenses	(20,428)	39	38,106	(552)	17,165
Amortization of intangibles	—	—	3,114	—	3,114

Total operating expenses	(116)	69	302,599	(609)	301,943

Income (loss) before income tax and equity in earnings of subsidiaries	20,525	(3,964)	129,858	(29,155)	117,264
Income tax expense (benefit)	3	(1,387)	33,436	213	32,265

Income (loss) before equity in earnings of subsidiaries	20,522	(2,577)	96,422	(29,368)	84,999
Equity in undistributed earnings of subsidiaries	64,477	8,923	—	(73,400)	—

Net Income	$84,999	$6,346	$96,422	$(102,768)	$84,999

Comprehensive income, net of tax	$160,135	$27,295	$172,035	$(199,330)	$160,135

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:

Net income	$92,945	$7,808	$101,025	$(108,833)	$92,945

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in losses (earnings) of subsidiaries, net of dividends or distributions	28,460	(8,633)	—	(19,827)	—
Provision for loan losses	—	—	40,698	—	40,698
Amortization of intangibles	—	—	2,345	—	2,345
Depreciation and amortization of premises and equipment	163	—	11,636	—	11,799
Net accretion of discounts and amortization of premiums and deferred fees	521	7	(6,991)	—	(6,463)
Fair value adjustments on mortgage servicing rights	—	—	5,954	—	5,954
FDIC loss-share expense	—	—	8,257	—	8,257
Adjustments (expense) to indemnity reserves on loans sold	—	—	1,966	—	1,966
Earnings from investments under the equity method	(4,652)	(809)	(5,418)	—	(10,879)
Deferred income tax (benefit) expense	—	(445)	25,295	210	25,060
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(17)	—	6,483	—	6,466
Sale and valuation adjustments of investment securities	—	—	(162)	—	(162)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(5,381)	—	(5,381)
Sale of foreclosed assets, including write-downs	—	—	4,512	—	4,512
Acquisitions of loans held-for-sale	—	—	(73,043)	—	(73,043)
Proceeds from sale of loans held-for-sale	—	—	29,364	—	29,364
Net originations on loans held-for-sale	—	—	(123,336)	—	(123,336)
Net (increase) decrease in:
Trading securities	(355)	—	177,514	(6)	177,153
Accrued income receivable	5	104	9,943	(28)	10,024
Other assets	(256)	22	13,088	307	13,161
Net (decrease) increase in:
Interest payable	(7,875)	(2,685)	(749)	28	(11,281)
Pension and other postretirement benefits obligations	—	—	331	—	331
Other liabilities	(2,413)	(551)	(9,844)	(846)	(13,654)

Total adjustments	13,581	(12,990)	112,462	(20,162)	92,891

Net cash provided by (used in) operating activities	106,526	(5,182)	213,487	(128,995)	185,836

Cash flows from investing activities:
Net (increase) decrease in money market investments	(30,018)	5,053	(761,312)	23,147	(763,130)
Purchases of investment securities:
Available-for-sale	—	—	(1,216,880)	—	(1,216,880)
Other	—	—	(225)	—	(225)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	222,677	—	222,677
Held-to-maturity	—	—	2,184	—	2,184
Proceeds from sale of investment securities:
Available for sale	—	—	381	—	381
Other	—	—	1,757	—	1,757
Net repayments on loans	7	—	99,299	—	99,306
Acquisition of loan portfolios	—	—	(109,098)	—	(109,098)
Net payments from FDIC under loss-sharing agreements	—	—	(23,574)	—	(23,574)
Return of capital from equity method investments	500	—	3,362	—	3,862
Acquisition of premises and equipment	(39)	—	(18,607)	—	(18,646)
Proceeds from sale of:
Premises and equipment and other productive assets	18	—	2,993	—	3,011
Foreclosed assets	—	—	27,547	—	27,547

Net cash (used in) provided by investing activities	(29,532)	5,053	(1,769,496)	23,147	(1,770,828)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,725,266	(9,308)	1,715,958
Assets sold under agreements to repurchase	—	—	(44,711)	—	(44,711)
Payments of notes payable	—	—	(17,408)	—	(17,408)
Proceeds from issuance of common stock	1,806	—	—	—	1,806
Dividends paid to parent company	—	—	(129,000)	129,000	—
Dividends paid	(16,499)	—	—	—	(16,499)
Net payments for repurchase of common stock	(75,599)	—	—	(5)	(75,604)
Payments related to tax withholding for share-based compensation	(719)	—	—	—	(719)

Net cash (used in) provided by financing activities	(91,011)	—	1,534,147	119,687	1,562,823

Net (decrease) increase in cash and due from banks	(14,017)	(129)	(21,862)	13,839	(22,169)
Cash and due from banks at beginning of period	47,783	591	362,101	(48,081)	362,394

Cash and due from banks at end of period	$33,766	$462	$340,239	$(34,242)	$340,225

During the quarter ended March 31, 2017 there have not been any cash flows associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2016
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:

Net income	$84,999	$6,346	$96,422	$(102,768)	$84,999

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(64,477)	(8,923)	—	73,400	—
Provision (reversal) for loan losses	(34)	—	44,869	—	44,835
Amortization of intangibles	—	—	3,114	—	3,114
Depreciation and amortization of premises and equipment	177	—	11,530	—	11,707
Net accretion of discounts and amortization of premiums and deferred fees	521	8	(11,687)	—	(11,158)
Fair value adjustments on mortgage servicing rights	—	—	8,477	—	8,477
FDIC loss-share income	—	—	3,146	—	3,146
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,098	—	4,098
(Earnings) losses from investments under the equity method	(3,256)	1,303	(5,136)	—	(7,089)
Deferred income tax expense (benefit)	3	(1,387)	24,389	213	23,218
(Gain) loss on:
Disposition of premises and equipment and other productive assets	—	—	(1,946)	—	(1,946)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(7,101)	—	(7,101)
Sale of foreclosed assets, including write-downs	—	—	2,802	—	2,802
Acquisitions of loans held-for-sale	—	—	(66,451)	—	(66,451)
Proceeds from sale of loans held-for-sale	—	—	22,253	—	22,253
Net originations on loans held-for-sale	—	—	(110,528)	—	(110,528)
Net (increase) decrease in:
Trading securities	(101)	—	176,699	—	176,598
Accrued income receivable	12	79	3,842	(7)	3,926
Other assets	1	21	22,194	(1,220)	20,996
Net (decrease) increase in:
Interest payable	(7,875)	(2,685)	(1,708)	7	(12,261)
Pension and other postretirement benefits obligations	—	—	1,536	—	1,536
Other liabilities	(4,622)	(382)	(12,681)	675	(17,010)

Total adjustments	(79,651)	(11,966)	111,711	73,068	93,162

Net cash provided by (used in) operating activities	5,348	(5,620)	208,133	(29,700)	178,161

Cash flows from investing activities:
Net decrease in money market investments	6,952	5,412	262,679	(12,411)	262,632
Purchases of investment securities:
Available-for-sale	—	—	(742,859)	—	(742,859)
Other	—	—	(59,786)	—	(59,786)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	239,399	—	239,399
Held-to-maturity	—	—	2,108	—	2,108
Other	—	—	41,664	—	41,664
Proceeds from sale of investment securities:
Other	—	—	26,346	—	26,346
Net repayments on loans	8	—	13,327	—	13,335
Proceeds from sale of loans	—	—	1,128	—	1,128
Acquisition of loan portfolios	—	—	(212,798)	—	(212,798)
Net payments from FDIC under loss-sharing agreements	—	—	88,588	—	88,588
Return of capital from equity method investments	—	206	—	—	206
Acquisition of premises and equipment	(398)	—	(38,421)	—	(38,819)
Proceeds from sale of:
Premises and equipment and other productive assets	46	—	5,046	—	5,092
Foreclosed assets	—	—	14,513	—	14,513

Net cash provided by (used in) investing activities	6,608	5,618	(359,066)	(12,411)	(359,251)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	302,718	15,832	318,550
Federal funds purchased and assets sold under agreements to repurchase	—	—	(1,991)	—	(1,991)
Other short-term borrowings	—	—	5,170	—	5,170
Payments of notes payable	—	—	(108,452)	—	(108,452)
Proceeds from issuance of notes payable	—	—	28,883	—	28,883
Proceeds from issuance of common stock	2,109	—	—	—	2,109
Dividends paid to parent company	—	—	(29,700)	29,700	—
Dividends paid	(16,473)	—	—	—	(16,473)
Net payments for repurchase of common stock	(77)	—	—	—	(77)
Payments related to tax withholding for share-based compensation	(680)	—	—	—	(680)

Net cash (used in) provided by financing activities	(15,121)	—	196,628	45,532	227,039

Net (decrease) increase in cash and due from banks	(3,165)	(2)	45,695	3,421	45,949
Cash and due from banks at beginning of period	24,298	600	363,620	(24,844)	363,674

Cash and due from banks at end of period	$21,133	$598	$409,315	$(21,423)	$409,623

During the quarter ended March 31, 2016 there have not been any cash flows associated with discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes management’s discussion and analysis (“MD&A”) of the consolidated financial position and financial performance of Popular, Inc. (the “Corporation” or “Popular”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. The Corporation’s mortgage origination business is conducted under the brand name Popular Mortgage, a division of BPPR. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly owned subsidiary E-LOAN, Inc. The BPNA franchise operates under the name Popular Community Bank (“PCB”). BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, New Jersey and Southern Florida. E-LOAN, Inc. marketed deposits accounts under its name for the benefit of BPNA until March 31, 2017, when said operations were transferred to Popular Direct, a division of BPNA. Note 33 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. As of March 31, 2017, the Corporation had a 16.06% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended March 31, 2017 the Corporation recorded $ 4.3 million in earnings from its investment in EVERTEC which had a carrying amount of $ 42 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2017 the Corporation recorded $6.1 million in earnings from its investment in BHD Leon, which had a carrying amount of $131 million, as of the end of the quarter.

SIGNIFICANT EVENTS

•	During the quarter ended March 31, 2017, the Corporation completed the previously announced common stock repurchase plan of $75 million, acquiring 1,847,372 shares at a price of $40.60. The plan was completed under an accelerated share repurchase transaction (“ASR”). The Corporation recognized $79.5 million in treasury stock, based on the Corporation’s stock price at the commencement and settlement of the term of the ASR, offset by a $4.5 million adjustment to capital surplus resulting from the decline in the Corporation’s stock price during the term of the ASR.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2017 and 2016.

Table 1 - Financial highlights

Financial Condition Highlights				Average for the First Quarter
(In thousands)	March 31, 2017	December 31, 2016	Variance	March 31, 2017	March 31, 2016	Variance
Money market investments	$3,653,347	$2,890,217	$763,130	$3,297,350	$2,186,771	$1,110,579
Investment and trading securities	9,511,124	8,535,530	975,594	9,125,496	6,764,453	2,361,043
Loans	23,372,010	23,435,446	(63,436)	23,352,589	22,985,578	367,011
Earning assets	36,536,481	34,861,193	1,675,288	35,775,435	31,936,802	3,838,633
Total assets	40,259,282	38,661,609	1,597,673	39,546,252	35,891,768	3,654,484
Deposits	32,212,579	30,496,224	1,716,355	31,339,873	27,337,586	4,002,287
Borrowings	1,993,886	2,055,477	(61,591)	2,024,830	2,440,979	(416,149)
Stockholders’ equity	5,190,213	5,197,957	(7,744)	5,285,204	5,191,395	93,809
Liabilities from discontinued operations	—	—	—	—	1,815	(1,815)

Operating Highlights	First Quarter
(In thousands, except per share information)	2017	2016	Variance
Net interest income	$362,098	$352,412	$9,686
Provision for loan losses - non-covered loans	42,057	47,940	(5,883)
Provision for loan losses - covered loans	(1,359)	(3,105)	1,746
Non-interest income	115,869	111,630	4,239
Operating expenses	311,318	301,943	9,375

Income from continuing operations before income tax	125,951	117,264	8,687
Income tax expense	33,006	32,265	741

Income from continuing operations	92,945	$84,999	$7,946

Net income	$92,945	$84,999	$7,946

Net income applicable to common stock	$92,014	$84,068	$7,946

Net income per common share - Basic	$0.89	$0.81	$0.08

Net income per common share - Diluted	$0.89	$0.81	$0.08

Dividends declared per common share - Basic	$0.25	$0.15	$0.10

	First Quarter
Selected Statistical Information	2017	2016
Common Stock Data
Market price
High	$45.75	$28.80
Low	38.46	22.62
End	40.73	28.61
Book value per common share at period end	50.41	50.16

Profitability Ratios
Return on assets	0.95%	0.95%
Return on common equity	7.13	6.58
Net interest spread	3.86	4.20
Net interest spread (taxable equivalent) (non-GAAP)	4.15	4.47
Net interest margin	4.08	4.43
Net interest margin (taxable equivalent) (non-GAAP)	4.37	4.70

Capitalization Ratios
Average equity to average assets	13.36%	14.46%
Common equity Tier 1 capital	16.34	15.79
Tier I capital	16.34	15.79
Total capital	19.34	18.78
Tier 1 leverage	10.61	11.46

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors Adjusted net income of the Corporation and excludes the impact of certain transactions on the results of its operations. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. Adjusted net income is a non-GAAP financial measure.

For the quarters ended March 31, 2017 and 2016, there were no adjustments identified by management to arrive at an Adjusted net income presentation.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Table 2 for the quarter ended March 31, 2017 as compared with the same period in 2016, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies and municipalities and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by the Puerto Rico tax law. Under this law, the exempt interest can be deducted up to the amount of taxable income. Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and exempt sources.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended March 31, 2017

•	For the quarter ended March 31, 2017, the Corporation recorded net income of $ 92.9 million, compared to a net income of $ 85.0 million for the same quarter of the previous year, an increase of 9.3%.

•	Net interest income was $362.1 million, an increase of $9.7 million when compared to the $352.4 million for the same quarter of 2016. Net interest income, on a taxable equivalent basis, increased by $13.7 million, driven by higher volume of money market and investment securities due to the increase in funds from deposits. Net interest margin was 4.08%, compared to 4.43% for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the first quarter of 2017 was 4.37%, compared to 4.70% in the same quarter of 2016, due mainly to changes in the asset mix. Refer to the net interest income section of this MD&A for additional information.

•	Non-interest income increased by $4.2 million mainly due to higher income from equity method investments, higher other service fees and a favorable variance in adjustment to indemnity reserves, offset by an unfavorable variance in the FDIC loss share expense.

•	The total provision for loan losses decreased by $4.1 million, reflecting a lower provision in Puerto Rico, partially offset by a higher provision in the U.S., as a result of higher impairments for the taxi medallion portfolio.

•	Total non-performing assets, including covered assets, were $795 million at March 31, 2017, an increase of $21 million, or 2.6% from December 31, 2016. The increase was mainly due to higher commercial non-performing loans of $16 million, driven by a single $24.5 million relationship at the BPPR segment. At March 31, 2017, NPLs to total loans held-in-portfolio remained at 2.5 % flat from December 31, 2016. Refer to the Credit Risk section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, allowance for loan losses and selected loan losses statistics.

•	Operating expenses increased by $9.4 million, mainly due to a write-down of $7.6 million recognized during the first quarter of 2017, related to capitalized software costs for a project which was discontinued by the Corporation.

•	Total assets at March 31, 2017 amounted to $40.3 billion, compared to $38.7 billion, at December 31, 2016. The increase of $1.6 billion was mainly at BPPR due to higher investment securities available-for-sale due to purchases of U.S. Treasury securities and mortgage-backed agency pools in anticipation of upcoming maturities, and an increase in money market investments due to higher liquidity driven by an increase in deposits balances.

•	Total deposits increased by $1.7 billion, mainly due to an increase in retail demand deposits and deposits from the Puerto Rico public sector, and increases in savings and time deposits at BPPR and BPNA.

•	Stockholders’ equity totaled $5.2 billion at March 31, 2017, and at December 31, 2016, reflecting a slight decrease of $7.7 million, from December 31, 2016, resulting from declared dividends of $25.6 million on common stock of $0.25 per share and $0.9 million in dividends on preferred stock and the impact of the $75 million share repurchase completed during the quarter, partially offset by the Corporation’s net income of $93 million. Refer to the Financial Condition Analysis section of this MD&A for additional information.

•	Capital ratios continued to be strong. As of March 31, 2017, the Corporation’s Common equity Tier 1 Capital ratio was 16.34 % while the Total Capital ratio was 19.34%. Refer to Table 13 for capital ratios.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2016 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2016 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2016 Form 10-K for a summary of the Corporation’s significant accounting policies.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $362.1 million for the first quarter of 2017, an increase of $9.7 million when compared to $352.4 million for the same quarter of 2016. Taxable equivalent net interest income was $387.6 million for the first quarter of 2017, an increase of $13.7 million when compared to $373.9 million for the same quarter of 2016. Net interest margin for the first quarter of 2017 was 4.08%, a decrease of 35 basis points when compared to 4.43% for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the first quarter of 2017 was 4.37%, a decrease of 33 basis points when compared to 4.70% for the same quarter of 2016. The decrease in net interest margin is mostly related to the change in asset mix, due to a higher proportion of money market, investment and trading securities to total earning assets (35% this quarter versus 28% in the first quarter of 2016) as compared to the proportion of loans to earning assets which carry a higher yield. The main reasons for the increase in net interest income are described below:

•	Higher interest income from investment securities due to higher volumes particularly on the U.S. Treasuries and mortgage-backed securities portfolios related to recent purchases. Also, an increase in volume and yield of money market investments due to the increase in funds available, related mostly to government deposits, and the two 25 basis points increase in rates by the U.S. Federal Reserve in December, 2016 and March, 2017, respectively;

•	Higher income from the commercial and construction loan portfolios mainly due to higher volume of loans in the U.S. and improved yields in Puerto Rico mostly associated to the impact on the variable rate portfolio of the above mentioned rise in market rates; and

•	Higher interest income from the leasing portfolio driven by a higher volume of loans from the auto and equipment leasing and financing subsidiary in Puerto Rico.

These positive variances were partially offset by:

•	Lower interest income from consumer loans driven by a lower volume due to the run-off of high yielding loan portfolios;

•	Decrease in interest income from mortgage loans related to a lower volume due in part to reduced origination activity; partially offset by higher yields;

•	Lower interest income from loans acquired in the Westernbank FDIC-assisted transaction (“WB loans”) related to the normal portfolio run-off, as well as lower yields resulting from the quarterly recasting process; and

•	Higher interest expense on deposits mainly due to higher volumes in most categories, predominantly the increase in deposits from the Puerto Rico government and higher volumes in the U.S. to fund loan growth. These increases were partially offset by a lower average volume of brokered certificates of deposits.

Interest income for the quarter ended March 31, 2017, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/ discounts amounting to $6.4 million, compared with $4.8 million for the same period in 2016.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended March 31,

										Variance
Average Volume			Average Yields /Costs				Interest			Attributable to
2017	2016	Variance	2017	2016	Variance		2017	2016	Variance	Rate	Volume
($ in millions)							(In thousands)
$3,297	$2,187	$1,110	0.81%	0.53%	0.28%	Money market investments	$6,573	$2,863	$3,710	$2,041	$1,669
9,020	6,641	2,379	2.70	2.90	(0.20)	Investment securities	60,819	48,117	12,702	(2,619)	15,321
106	123	(17)	7.16	7.08	0.08	Trading securities	1,872	2,172	(300)	6	(306)

						Total money market,
						investment and trading
12,423	8,951	3,472	2.24	2.38	(0.14)	securities	69,264	53,152	16,112	(572)	16,684

						Loans:
9,704	8,957	747	5.15	5.12	0.03	Commercial	123,250	114,091	9,159	(333)	9,492
821	704	117	5.41	5.30	0.11	Construction	10,943	9,288	1,655	106	1,549
708	630	78	6.54	6.78	(0.24)	Leasing	11,586	10,675	911	(374)	1,285
6,606	6,830	(224)	5.60	5.50	0.10	Mortgage	92,444	93,895	(1,451)	1,669	(3,120)
3,704	3,807	(103)	10.49	10.51	(0.02)	Consumer	95,846	99,520	(3,674)	(1,556)	(2,118)

21,543	20,928	615	6.26	6.28	(0.02)	Sub-total loans	334,069	327,469	6,600	(488)	7,088
1,810	2,058	(248)	8.53	8.76	(0.23)	WB loans	38,182	44,904	(6,722)	(1,217)	(5,505)

23,353	22,986	367	6.44	6.50	(0.06)	Total loans	372,251	372,373	(122)	(1,705)	1,583

$35,776	$31,937	$3,839	4.98%	5.35%	(0.37)%	Total earning assets	$441,515	$425,525	$15,990	$(2,277)	$18,267

						Interest bearing deposits:
$8,516	$5,712	$2,804	0.41%	0.39%	0.02%	NOW and money market [1]	$8,514	$5,607	$2,907	$760	$2,147
8,041	7,275	766	0.25	0.23	0.02	Savings	4,897	4,248	649	190	459
7,756	8,058	(302)	1.06	1.00	0.06	Time deposits	20,346	20,019	327	1,009	(682)

24,313	21,045	3,268	0.56	0.57	(0.01)	Total deposits	33,757	29,874	3,883	1,959	1,924

456	812	(356)	0.97	0.92	0.05	Short-term borrowings	1,095	1,861	(766)	8	(774)
						Other medium and
1,569	1,629	(60)	4.88	4.90	(0.02)	long-term debt	19,045	19,873	(828)	(279)	(549)

						Total interest bearing
26,338	23,486	2,852	0.83	0.88	(0.05)	liabilities	53,897	51,608	2,289	1,688	601

						Non-interest bearing
7,027	6,293	734				demand deposits
2,411	2,158	253				Other sources of funds

$35,776	$31,937	$3,839	0.61%	0.65%	(0.04)%	Total source of funds	53,897	51,608	2,289	1,688	601

						Net interest margin/
			4.37%	4.70%	(0.33)%	income on a taxable equivalent basis	387,618	373,917	13,701	$(3,965)	$17,666

			4.15%	4.47%	(0.32)%	Net interest spread

						Taxable equivalent adjustment	25,520	21,505	4,015

						Net interest margin/ income
			4.08%	4.43%	(0.35)%	non-taxable equivalent basis	$362,098	$352,412	$9,686

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $40.7 million for the quarter ended March 31, 2017, compared to $44.8 million for the quarter ended March 31, 2016, a decrease of $4.1 million.

The provision for loan losses for the non-covered loan portfolio totaled $42.1 million, compared to $47.9 million for the same quarter in 2016, a decrease of $5.8 million, mostly related to a lower provision in the BPPR segment. Non-covered total net charge-offs, decreased by $6.8 million when compared with the same quarter in 2016.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment totaled $31.5 million, compared to $43.9 million in the same quarter in 2016. The decrease in provision is mainly due to lower net charge-offs by $7.7 million, mostly in the consumer portfolio.

The provision for loan losses for the BPNA segment amounted to $10.6 million, compared to $4.1 million for the same quarter in 2016. The provision increase was mainly due to higher impairments for the taxi medallion.

For the first quarter of 2017, the covered loan portfolio reflected a reversal of provision of $1.4 million, compared to a provision release of $3.1 million for the same quarter in 2016.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

Non-interest income was $115.9 million for the first quarter of 2017, an increase of $4.2 million, when compared with the same quarter of the previous year, driven primarily by the following:

•	Higher other service fees by $2.8 million mainly in credit card fees as a result of higher interchange income resulting from higher transaction volumes and higher trust fees related to trustee, consulting and retirement plan services;

•	Lower provision for indemnity reserves by $2.1 million mostly due to lower reserves for loans sold with credit recourse at BPPR; and

•	Higher other operating income by $3.6 million mainly due to higher aggregated net earnings from investments under the equity method by $3.8 million.

These increases were partially offset by:

•	Unfavorable variance in FDIC loss share expense of $5.1 million as a result of lower mirror accounting on reimbursable expenses, an unfavorable change in the fair value of the true-up payment obligation, due mainly to changes in the discount rate, and a $5.5 million unfavorable adjustment related to the settlement of claims with the FDIC, partially offset by lower amortization of the indemnification asset, a favorable variance in the mirror accounting on credit impairment losses, and a favorable variance in the mirror accounting on recoveries to be shared with the FDIC on covered assets. Refer to Table 3 for a breakdown of FDIC loss share expense by major categories.

Table 3 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended March 31,
(In thousands)	2017	2016
Interest income on WB loans	$38,182	$44,904

FDIC loss share expense:
Amortization of loss share indemnification asset	(776)	(4,042)
80% mirror accounting on credit impairment losses (reversal)[1]	148	(2,093)
80% mirror accounting on reimbursable expenses	921	3,950
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	4,833	(645)
Change in true-up payment obligation	(7,385)	(443)
Other	(5,998)	127

Total FDIC loss share expense	(8,257)	(3,146)

Total (expenses) revenues	29,925	41,758

Provision (reversal) for loan losses- WB loans	(499)	(356)

Total (expenses) revenues less provision (reversal) for loan losses	$30,424	$42,114

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended March 31,
(In millions)	2017	2016
Loans	$1,810	$2,058
FDIC loss-share asset	44	233

Operating Expenses

Operating expenses for the quarter ended March 31, 2017 increased by $ 9.4 million when compared with the same quarter of 2016, driven primarily by:

•	Higher equipment expense by $1.4 million due to higher software maintenance expense at BPNA;

•	Higher other real estate owned expense by $3.7 million mainly due to higher loss on sale of mortgage properties at BPPR; and

•	Higher other operating expenses by $12.4 million as a result of a write-down of $7.6 million recognized during the first quarter of 2017, related to capitalized software costs for a project that was discontinued by the Corporation and higher mortgage operational losses at BPPR related to mortgage servicing.

These increases were partially offset by:

•	Lower personnel cost by $1.5 million mainly due to lower medical insurance expense; and

•	Lower professional fees by $6.2 million due to legal fees related to the FDIC arbitration proceedings incurred during the first quarter of 2016, and lower expenses related to programming, processing and other technology services.

Table 4 - Operating Expenses

	Quarters ended March 31,
(In thousands)	2017	2016	Variance
Personnel costs:
Salaries	$78,376	$77,298	$1,078
Commissions, incentives and other bonuses	20,079	20,769	(690)
Pension, postretirement and medical insurance	11,244	13,111	(1,867)
Other personnel costs, including payroll taxes	15,908	15,913	(5)

Total personnel costs	125,607	127,091	(1,484)

Net occupancy expenses	20,776	20,430	346
Equipment expenses	15,970	14,548	1,422
Other taxes	10,969	10,195	774
Professional fees:
Collections, appraisals and other credit related fees	3,823	4,500	(677)
Programming, processing and other technology services	48,091	49,864	(1,773)
Legal fees, excluding collections	3,296	6,254	(2,958)
Other professional fees	14,040	14,841	(801)

Total professional fees	69,250	75,459	(6,209)

Communications	5,949	6,320	(371)
Business promotion	11,576	11,110	466
FDIC deposit insurance	6,493	7,370	(877)
Other real estate owned (OREO) expenses	12,818	9,141	3,677
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,532	5,722	(190)
Operational losses	7,536	2,661	4,875
All other	16,497	8,782	7,715

Total other operating expenses	29,565	17,165	12,400

Amortization of intangibles	2,345	3,114	(769)

Total operating expenses	$311,318	$301,943	$9,375

INCOME TAXES

For the quarter ended March 31, 2017, the Corporation recorded income tax expense of $33.0 million, compared to $32.3 million for the same quarter of the previous year. The increase in income tax expense was mainly due to higher income on the Puerto Rico operations, net of higher tax exempt interest income.

The effective income tax rate for the quarter ended March 31, 2017 was 26%, compared to 28% for the same quarter of the previous year. The effective tax rate is impacted by the composition and source of the taxable income.

Refer to Note 31 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on income taxes.

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

The Corporate group reported a net loss of $15.3 million for the quarter ended March 31, 2017, compared with a net loss of $20.6 million for the quarter ended March 31, 2016, mostly driven by higher earnings from investments under the equity method and lower personnel costs.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $97.6 million for the quarter ended March 31, 2017, compared with a net income of $93.4 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $4.9 million mostly due to:

•	Higher income from money market and investment securities by $11.5 million due to higher liquidity driven by higher volume in deposits balances, mainly from P.R. government deposits, and advanced purchases of upcoming investment maturities.

Partially offset by:

•	Lower income from loans by $7.0 million mostly driven by lower interest income from WB loans due to normal portfolio run-off and loan resolutions and lower interest income from consumer loans due to the run-off of high yielding loan portfolios, partially offset by higher interest income from the leasing portfolio driven by a higher volume of loans from the auto and equipment leasing and financing company and higher interest income from the commercial loan portfolio due to higher yields mostly associated to the impact on the variable rate portfolio as a result of the rise in market rates.

The net interest margin was 4.46% for the quarter ended March 31, 2017, compared to 4.87% for the same period in 2016.

•	Lower provision for loan losses by $10.7 million, mainly due to lower net charge-offs in the non-covered consumer loan portfolio.

•	Higher non-interest income by $1.2 million mainly due to:

•	Higher other service fees by $3.1 million principally due to higher credit card fees and higher trust fees;

•	Higher mortgage banking activities by $0.8 million driven by a favorable variance in the valuation adjustment on mortgage servicing rights and lower losses on closed derivative positions, partially offset by lower gains from securitization transactions and lower mortgage servicing fees; and

•	Lower provision for indemnity reserves by $2.1 million principally due to lower reserves for loans sold with credit recourse.

Partially offset by:

•	Higher FDIC loss share expense by $5.1 million due to lower mirror accounting on reimbursable expenses, an unfavorable change in the fair value of the true-up payment obligation and a $5.5 million unfavorable adjustment related to the settlement of claims with the FDIC, partially offset by lower amortization of the indemnification asset, a favorable variance in the mirror accounting on credit impairment losses, and a favorable variance in the mirror accounting on recoveries to be shared with the FDIC on covered assets; and

•	Operating expenses were higher by $10.4 million mainly due to:

•	Higher OREO expenses by $3.6 million due to higher losses on sales of residential properties and higher holding costs on residential properties; and

•	Higher other operating expenses by $12.7 million mainly due to the impact of a write-down of $7.6 million recognized during the quarter related to capitalized software costs for a project which was discontinued by the Corporation and higher mortgage servicing operational losses by $5.3 million.

Partially offset by:

•	Lower professional fees by $5.2 million driven by a decrease in legal fees related to the FDIC arbitration proceedings incurred during the first quarter of 2016 and lower programming, processing and other technology services.

•	Higher income tax expense by $2.1 million due to higher taxable income.

Banco Popular North America

For the quarter ended March 31, 2017, the reportable segment of Banco Popular North America reported net income of $10.4 million, compared to net income of $11.9 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $4.9 million due to:

•	Higher income from loans by $7.1 million, mostly driven by higher volumes of commercial and construction loan portfolios;

•	Higher income from investment securities by $1.3 million mainly due to a higher volume of mortgage-backed securities.

Partially offset by:

•	Higher deposits expense by $3.3 million due to higher volumes and costs, principally in money market and time deposits, to fund loan growth.

Net interest margin was 3.52% for the first quarter of 2017, compared to 3.70% for the same period of the previous year.

•	The provision for loan losses for the BPNA segment amounted to $10.6 million, compared to $4.1 million for the same quarter in 2016, mostly driven by higher impairments for the taxi medallion loan portfolio.

•	Non-interest income for first quarter of 2017 was $4.9 million, relatively flat when compared with the same period of the previous year.

•	Operating expenses for the quarter totaled $43.8 million, an increase of $1.0 million, compared to the first quarter in 2016, mainly driven by an increase in personnel costs due to higher incentive compensation and higher equipment expenses, partially offset by lower FDIC deposit insurance due to a lower assessment rate by the FDIC and lower other operating expenses due to lower operational losses.

•	Lower income taxes by $1.2 million.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $40.3 billion at March 31, 2017 compared to $38.7 billion at December 31, 2016. Refer to the Consolidated Financial Statements included in this report.

Money market investments, trading and investment securities

Money market investments totaled $3.7 billion at March 31, 2017, compared to $2.9 billion at December 31, 2016. The increase was mainly at BPPR due to higher liquidity driven by an increase in deposits.

Trading account securities amounted to $51 million at March 31, 2017, compared to $60 million at December 31, 2016. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $9.3 billion at March 31, 2017, compared with $8.3 billion at December 31, 2016. The increase of $1.0 billion was mainly at BPPR due to purchase of U.S. Treasury securities and mortgage-backed agency pools in anticipation of upcoming maturities.

Table 5 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the Consolidated Financial Statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 5 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	March 31, 2017	December 31, 2016
U.S. Treasury securities	$2,943,120	$2,136,620
Obligations of U.S. Government sponsored entities	712,282	711,850
Obligations of Puerto Rico, States and political subdivisions	115,162	118,798
Collateralized mortgage obligations	1,146,959	1,221,600
Mortgage-backed securities	4,363,056	4,105,332
Equity securities	1,859	2,122
Others	11,415	11,585

Total investment securities AFS and HTM	$9,293,853	$8,307,907

Loans

Refer to Table 6 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 6. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. The FDIC loss sharing agreements expired on June 30, 2015 for commercial (including construction) and consumer loans, and expires on June 30, 2020 for single-family residential loans. As of March 31, 2017, the Corporation’s covered loans portfolio amounted to $552 million, comprised mainly of residential mortgage loans.

The Corporation’s total loan portfolio amounted to $23.4 billion at March 31, 2017, which remained flat when compared to December 31, 2016. Refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Table 6 - Loans Ending Balances

(In thousands)	March 31, 2017	December 31, 2016	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,811,700	$10,798,507	$13,193
Construction	831,305	776,300	55,005
Legacy[1]	40,688	45,293	(4,605)
Lease financing	719,643	702,893	16,750
Mortgage	6,627,987	6,696,361	(68,374)
Consumer	3,703,398	3,754,393	(50,995)

Total non-covered loans held-in-portfolio	22,734,721	22,773,747	(39,026)

Loans covered under FDIC loss sharing agreements:
Mortgage	536,287	556,570	(20,283)
Consumer	15,693	16,308	(615)

Total covered loans held-in-portfolio	551,980	572,878	(20,898)

Total loans held-in-portfolio	23,286,701	23,346,625	(59,924)

Loans held-for-sale:
Mortgage	85,309	88,821	(3,512)

Total loans held-for-sale	85,309	88,821	(3,512)

Total loans	$23,372,010	$23,435,446	$(63,436)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio decreased by $39 million to $22.7 billion at March 31, 2017. The net decrease is mainly at BPPR by $185 million driven by lower balances of residential mortgage and commercial loans, partially offset by growth in the commercial portfolio at BPNA by $151 million.

The loans held-for-sale portfolio decreased by $4 million from December 31, 2016, mainly at BPPR due to lower originations of mortgage loans held-for-sale.

Covered loans

The covered loans portfolio amounted to $552 million at March 31, 2017, compared to $573 million at December 31, 2016. The decrease of $21 million is mostly from residential mortgage loans due to the normal portfolio run-off. Refer to Table 6 for a breakdown of the covered loans by major loan type categories.

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

Table 7 - Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarters ended
	March 31,
(In thousands)	2017	2016
Beginning balance	$1,738,329	$1,974,501
Accretion	36,892	43,533
Collections / loan sales / charge-offs	(86,321)	(82,593)

Ending balance[1]	$1,688,900	$1,935,441
Allowance for loan losses (ALLL)	(66,544)	(62,967)

Ending balance, net of ALLL	$1,622,356	$1,872,474

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $542 million as of March 31, 2017 (March 31, 2016 -$615 million).

Table 8 - Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2017	2016
Beginning balance	$1,010,087	$1,112,458
Accretion[1]	(36,892)	(43,533)
Change in expected cash flows	8,011	59,883

Ending balance	$981,206	$1,128,808

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 9 sets forth the activity in the FDIC loss share asset for the quarters ended March 31, 2017 and 2016.

Table 9 – Activity of Loss Share Asset

	Quarters ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$69,334	$310,221
Amortization of loss-share indemnification asset	(776)	(4,042)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	148	(2,093)
Reimbursable expenses	921	3,950
Net payments from FDIC under loss-sharing agreements	—	(88,588)
Other adjustments attributable to FDIC loss-sharing agreements	(5,550)	—

Balance at end of period	$64,077	$219,448

Balance due to the FDIC for recoveries on covered assets [1]	(5,284)	(6,301)

Balance at end of period	$58,793	$213,147

[1]	Balance due to the FDIC for recoveries on covered assets for the quarter ended March 31, 2016 amounting to $6.3 million was included in other liablilities in the accompanying consolidated statement of condition.

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization/accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC. Table 10 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount) for the periods presented.

Table 10 - Activity in the Remaining FDIC Loss Share Asset Discount

	Quarters ended March 31,
(In thousands)	2017	2016
Balance at beginning of period[1]	$4,812	$26,100
Amortization of negative discount[2]	(776)	(4,042)
Impact of changes in (higher) lower projected losses	(107)	3,147

Balance at end of period	$3,929	$25,205

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share income / expense.

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

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At March 31, 2017, OREO increased to $216 million from $213 million at December 31, 2016 mainly at BPPR on residential and commercial properties, partially offset by sales of BPPR and WB residential OREOs. Refer to Note 12 to the Consolidated Financial Statements for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Other assets

Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the consolidated statements of financial condition at March 31, 2017 and December 31, 2016. Other assets decreased by $34 million from December 31, 2016 to March 31, 2017, mainly driven by a decrease in servicing assets and the change in deferred and prepaid income taxes. These unfavorable variances were partially offset by an increase in guaranteed mortgage loan claims receivables.

Liabilities

The Corporation’s total liabilities were $35.1 billion at March 31, 2017 compared to $33.5 billion at December 31, 2016. Refer to the Corporation’s Consolidated Statements of Financial Condition included in this Form 10-Q.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2017 and December 31, 2016 is included in Table 11.

Table 11 - Financing to Total Assets

	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2017	2016	from 2016 to 2017	2017	2016
Non-interest bearing deposits	$7,263	$6,980	4.1%	18.0%	18.0%
Interest-bearing core deposits	20,198	18,776	7.6	50.2	48.6
Other interest-bearing deposits	4,752	4,740	0.3	11.8	12.3
Repurchase agreements	435	480	(9.4)	1.1	1.2
Other short-term borrowings	1	1	—	—	—
Notes payable	1,558	1,575	(1.1)	3.9	4.1
Other liabilities	862	912	(5.5)	2.1	2.4
Stockholders’ equity	5,190	5,198	(0.2)	12.9	13.4

Deposits

The Corporation’s deposits totaled $32.2 billion at March 31, 2017 compared to $30.5 billion at December 31, 2016. The deposits increase of $1.7 billion was mainly due to an increase in retail demand deposits and deposits from the Puerto Rico public sector at BPPR, and increases in savings and time deposits at BPPR and BPNA. Refer to Table 12 for a breakdown of the Corporation’s deposits at March 31, 2017 and December 31, 2016.

Table 12 - Deposits Ending Balances

(In thousands)	March 31, 2017	December 31, 2016	Variance
Demand deposits [1]	$10,136,435	$9,053,897	$1,082,538
Savings, NOW and money market deposits (non-brokered)	13,939,838	13,327,298	612,540
Savings, NOW and money market deposits (brokered)	423,339	405,487	17,852
Time deposits (non-brokered)	7,508,726	7,486,717	22,009
Time deposits (brokered CDs)	204,241	222,825	(18,584)

Total deposits	$32,212,579	$30,496,224	$1,716,355

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings totaled $2.0 billion at March 31, 2017 compared to $2.1 billion at December 31, 2016. The favorable variance is mostly driven by a decrease in assets sold under agreements to repurchase and a decrease in balance due to advances with the FHLB. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity remained flat at $5.2 billion at March 31, 2017. A slight decrease resulted from the declaration of dividends of $25.6 million on common stock of $0.25 per share and $0.9 million in dividends on preferred stock and the impact of the common stock repurchase plan of $75 million completed during the quarter, partially offset by the Corporation’s net income of $93 million for the quarter ended March 31, 2017. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and BPNA are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to the Corporation, BPPR and BPNA (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2017, the Corporation’s, BPPR’s and BPNA’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 13, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2017 and December 31, 2016, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Table 13 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2017	December 31, 2016
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,140,053	$5,147,797
AOCI related adjustments due to opt-out election	280,095	280,330
Goodwill, net of associated deferred tax liability (DTL)	(551,991)	(554,614)
Intangible assets, net of associated DTLs	(32,341)	(25,662)
Deferred tax assets and other deductions	(776,102)	(726,643)

Common equity tier 1 capital	$4,059,714	$4,121,208

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	—	—
Other additional tier 1 capital deductions	(50,160)	(50,160)

Additional tier 1 capital	$—	$—

Tier 1 capital	$4,059,714	$4,121,208

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	426,602
Other inclusions (deductions), net	318,592	321,405

Tier 2 capital	$745,194	$748,007

Total risk-based capital	$4,804,908	$4,869,215

Minimum total capital requirement to be well capitalized	$2,484,679	$2,500,133

Excess total capital over minimum well capitalized	$2,320,229	$2,369,082

Total risk-weighted assets	$24,846,788	$25,001,334

Total assets for leverage ratio	$38,255,329	$37,785,070

Risk-based capital ratios:
Common equity tier 1 capital	16.34%	16.48%
Tier 1 capital	16.34	16.48
Total capital	19.34	19.48
Tier 1 leverage	10.61	10.91

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2017, the Corporation, BPPR and BPNA continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The decrease in the common equity tier I capital ratio, tier I capital ratio and total capital ratio on March 31, 2017 as compared to December 31, 2016 was mainly attributed to the common stock repurchase of $75 million and the transition period impact on deferred tax assets, partially offset by the three month period earnings and a reduction in risk-weighted assets driven by a decrease in loans meeting the high volatility commercial real estate loans criteria. The decrease in the leverage ratio was mainly attributed to the increase in average total assets. Refer to Table 1, Financial Condition Highlights, for information of average assets and to the Financial Condition Analysis section of this MD&A for a discussion of significant variances in assets.

Non-GAAP financial measures

The tangible common equity ratio, tangible assets and tangible book value per common share, which are presented in the table that follows, are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

Table 14 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2017, and December 31, 2016.

Table 14 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2017	December 31, 2016
Total stockholders’ equity	$5,190,213	$5,197,957
Less: Preferred stock	(50,160)	(50,160)

	$5,140,053	$5,147,797
Common shares outstanding at end of period	101,956,740	103,790,932
Common equity per share	$50.41	$49.60

Total stockholders’ equity	$5,190,213	$5,197,957
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(42,706)	(45,050)

Total tangible common equity	$4,470,053	$4,475,453

Total assets	$40,259,282	$38,661,609
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(42,706)	(45,050)

Total tangible assets	$39,589,282	$37,989,265

Tangible common equity to tangible assets	11.29%	11.78%
Common shares outstanding at end of period	101,956,740	103,790,932
Tangible book value per common share	$43.84	$43.12

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 20 for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

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

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2017, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $201 million at March 31, 2017 of which approximately 61% mature in 2017, 21% in 2018, 13% in 2019 and 5% thereafter.

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

Table 15 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2017.

Table 15 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	2017	Years 2018 - 2019	Years 2020 - 2021	Years 2022 - thereafter	Total
Commitments to extend credit	$6,661	$1,068	$92	$87	$7,908
Commercial letters of credit	1	—	—	—	1
Standby letters of credit	23	6	—	—	29
Commitments to originate or fund mortgage loans	21	1	—	—	22

Total	$6,706	$1,075	$92	$87	$7,960

At March 31, 2017 and December 31, 2016, the Corporation maintained a reserve of approximately $9 million, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 21 to the Consolidated Financial Statements for additional information on credit commitments and contingencies.

RISK MANAGEMENT

Managing risk is an essential component of the Corporation’s business. Risk identification and monitoring are key elements in the overall risk management. Popular has a strong disciplined risk management culture where risk management is a share responsibility by all employees.

Risk Management Framework

Popular’s risk management framework seeks to ensure that there is an effective process in place to manage risk across the organization. Popular’s risk management framework incorporates three interconnected dependencies: risk appetite, stress testing, and capital planning. The stress testing process incorporates key risks within the context of the Risk Appetite Statement (RAS) defined in our Risk Management Policy. The process analyzes and delineates how much risk Popular is prepared to assume in pursuit of its business strategy and how much capital Popular’s activities will consume in light of a forward-looking assessment of the potential impact of adverse economic conditions. The RAS includes risk tolerance, limits, and types of risks the Corporation is willing to accept, as well as processes to maintain compliance with those limits.

Principal Risk Types

•	Credit Risk – Potential for default or loss resulting from an obligor’s failure to meet the terms of any contract with the Corporation or any of its subsidiaries, or failure otherwise to perform as agreed. Credit risk arises from all activities where success depends on counterparty, issuer, or borrower performance.

•	Interest Rate Risk (“IRR”) – The risk to earnings or capital arising from changes in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among different yield curves affecting bank lending and borrowing activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest related options embedded in bank products (options risk).

•	Market Risk – Potential for economic loss resulting from changes in market prices of the assets or liabilities in the Corporation’s or in any of its subsidiaries’ portfolios.

•	Liquidity Risk – Potential for loss resulting from the Corporation or its subsidiaries not being able to meet their financial obligations when they come due. This could be a result of market conditions, the ability of the Corporation to liquidate assets or manage or diversify various funding sources. This risk also encompasses the possibility that an instrument cannot be closed out or sold at its economic value, which might be a result of stress in the market or in a specific security type given its credit, volume and maturity.

•	Operational Risk – Possibility that inadequate or failed systems and internal controls or procedures, human error, fraud or external influences such as disasters, can cause losses. It includes the risk for those processes that have been outsourced to third parties and the risk of the inadequate use of models.

•	Compliance Risk – Potential for loss resulting from violations of or non-conformance with laws, rules, regulations, or prescribed practices.

•	Regulatory and Legal Risk - Risk of negative impact to business activities, earnings or capital, regulatory relationships or reputation as a result of failure to comply with or a failure to adapt to current and changing regulations, law, rules, regulatory expectations, existing contracts or ethical standards.

•	Strategic Risk – Potential for loss arising from adverse business decisions or improper implementation of business decisions. Also, it incorporates how management analyzes external factors that impact the strategic direction of the Corporation.

•	Reputational Risk – Potential for loss arising from negative public opinion.

Risk Governance

The Corporation’s Board of Directors (the “Board”) has established a Risk Management Committee (“RMC”) to undertake the responsibilities of overseeing and approving the Corporation’s Risk Management Program, as well as the Corporation’s Capital

Plan. The Capital Plan is a plan to maintain sufficient regulatory capital at the Corporation, BPPR and BPNA, which considers current and future regulatory capital requirements, expected future profitability and credit trends and, at least, two macroeconomic scenarios, including a base and stress scenario.

The RMC, as an oversight body, monitors and approves corporate policies to identify measure, monitor and control risks while maintaining the effectiveness and efficiency of the business and operational processes. As an approval body for the Corporation, the RMC reviews and approves relevant risk management policies and critical processes. Also, it periodically reports to the Board about its activities.

The Board and RMC have delegated to the Corporation’s management the implementation of the risk management processes. This implementation is split into two separate but coordinated efforts that include (i) business and / or operational units who identify, manage and control the risks resulting from their activities, and (ii) a Risk Management Group (“RMG”). In general, the RMG is mandated with responsibilities such as assessing and reporting to the Corporation’s management and RMC the risk positions of the Corporation; developing and implementing mechanisms, policies and procedures to identify, measure and monitor risks; implementing measurement mechanisms and infrastructure to achieve effective risk monitoring; developing and implementing the necessary management information and reporting mechanisms; and monitoring and testing the adequacy of the Corporation’s policies, strategies and guidelines.

The RMG is responsible for the overall coordination of risk management efforts throughout the Corporation and is composed of three reporting divisions: (i) Credit Risk Management, (ii) Compliance Management, and (iii) Financial and Operational Risk Management. The latter includes an Enterprise Risk Management function that facilitates, among other aspects, the identification, coordination, and management of multiple and cross-enterprise risks. The Corporation’s Model Validation and Loan Review group, which reports directly to the RMC and administratively to the Chief Risk Officer, also provides important risk management functions by validating critical models used in the Corporation and by assessing the adequacy of the Corporation’s lending risk function.

Additionally, the Internal Auditing Division provides an independent assessment of the Corporation’s internal control structure and related systems and processes. The Internal Audit Division also provides an assessment of the effectiveness of the Corporation’s risk management function.

Moreover, management oversight of the Corporation’s risk-taking and risk management activities is conducted through management committees:

•	CRESCO (Credit Strategy Committee) – Manages the Corporation’s overall credit exposure and approves credit policies, standards and guidelines that define, quantify, and monitor credit risk. Through this committee, management reviews asset quality ratios, trends and forecasts, problem loans, establishes the provision for loan losses and assesses the methodology and adequacy of the allowance for loan losses on a quarterly basis.

•	ALCO (Asset / Liability Management Committee) – Oversees and approves the policies and processes designed to ensure sound market risk and balance sheet strategies, including the interest rate, liquidity, investment and trading policies. The ALCO monitors the capital position and plan for the Corporation and approves all capital management strategies, including capital market transactions and capital distributions. The ALCO also monitors forecasted results and their impact on capital, liquidity, and net interest margin of the Corporation.

•	ORCO (Operational Risk Committee) – Monitors operational risk management activities to ensure the development and consistent application of operational risk policies, processes and procedures that measure, limit and manage the Corporation’s operational risks while maintaining the effectiveness and efficiency of the operating and businesses’ processes.

•	Compliance Committees – Monitors regulatory compliance activities to ensure to compliance with legal and regulatory requirements and the Corporation’s policies.

•	ERM (Enterprise Management Committee) – Monitors Market, Interest, Liquidity, Compliance, Regulatory, Legal, Strategic, Operational (including Information Security & Cyber), and Reputational risks in the Risk Appetite Statement (RAS) and within the Corporation’s ERM framework.

There are other management committees such as the Fair Lending, Section 23A & B, New Products, Fiduciary Risk, and the BSA/Anti-Money Laundering Committees, among others, which provide oversight of specific business risks.

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks. The ALCO and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the RMC and the ALCO. In addition, the Financial and Operational Risk Management Division is responsible for the independent monitoring and reporting of adherence with established policies to the Risk Management Committee, and enhancing and strengthening controls surrounding interest, liquidity and market risk. The ALCO generally meets on a weekly basis and reviews the Corporation’s current and forecasted asset and liability levels as well as desired pricing strategies and other relevant financial management and interest rate and risk topics. Also, on a monthly basis the ALCO reviews various interest rate risk sensitivity metrics, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are securities in the investment portfolio classified as available-for-sale. Refer to Notes 5 and 6 for further information on the investment portfolio. Investment securities classified as available-for-sale amounted to $9.2 billion as of March 31, 2017. Other assets subject to market risk include loans held-for-sale, which amounted to $85 million, mortgage servicing rights (“MSRs”) which amounted to $194 million and securities classified as “trading”, which amounted to $51 million, as of March 31, 2017.

Liabilities subject to market risk include the FDIC clawback obligation, which amounted to $161 million at March 31, 2017.

Management believes that market risk is currently not a material source of risk at the Corporation. A significant portion of the Corporation’s financial activities is concentrated in Puerto Rico, which has been going through a fiscal and economic crisis. Refer to the Geographic and Government Risk section of this MD&A for highlights on the current status of Puerto Rico’s fiscal and economic condition.

Interest Rate Risk (“IRR’)

The Corporation’s net interest income is subject to various categories of interest rate risk, including repricing, basis, yield curve and option risks. In managing interest rate risk, management may alter the mix of floating and fixed rate assets and liabilities, change pricing schedules, adjust maturities through sales and purchases of investment securities, and enter into derivative contracts, among other alternatives.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate rate risk position given line of business forecasts, management objectives, market expectations and policy constraints.

Management utilizes various tools to assess IRR, including simulation modeling, static gap analysis, and Economic Value of Equity (EVE). The three methodologies complement each other and are used jointly in the evaluation of the Corporation’s IRR. Simulation modeling is prepared for a five-year period, which in conjunction with the EVE analysis, provides Management a better view of long term IRR.

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

Management assesses interest rate risk by comparing various net interest income simulations under different interest rate scenarios that differ in direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, the types of rate scenarios processed during the year included economic most likely scenarios, flat rates, yield curve twists, and parallel rate shocks. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

The asset and liability management group performs validation procedures on various assumptions used as part of the sensitivity analysis as well as validations of results on a monthly basis. In addition, the model and processes used to assess IRR are subject to independent validations according to the guidelines established in the Model Governance and Validation policy. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage loans and mortgage-backed securities.

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount. The rate scenarios considered in these market risk simulations reflect parallel changes of -200, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at March 31, 2017 and December 31, 2016, assuming a static balance sheet and a one-year time horizon:

Table 16 - Net Interest Income Sensitivity (One Year Projection)

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
+400 basis points	$260,536	17.66%	$236,945	16.52%
+200 basis points	134,380	9.11	121,181	8.45
-200 basis points	(66,188)	(4.49)	(35,314)	(2.46)

At March 31, 2017, the simulations showed that the Corporation maintains an asset-sensitive position. The increase in sensitivity in the +200 and +400 scenarios is mainly driven by a higher balance of money market investments that was due to growth in deposits. In March 2017, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the -200 basis points scenario. Mainly as a result of this change, and in part due to the higher levels of money market investments, the Corporation’s sensitivity to declining rates also increased.

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

Trading

The Corporation engages in trading activities in the ordinary course of business at its subsidiaries, Banco Popular de Puerto Rico and Popular Securities. Popular Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail brokerage business and purchases and sales of U.S. Government and government sponsored securities with the objective of realizing gains from expected short-term price movements. BPPR’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities classified as “trading” and hedging the related market risk with “TBA” (to-be-announced) market transactions. The objective is to derive spread income from the portfolio and not to benefit from short-term market movements. In addition, BPPR uses forward contracts or TBAs to hedge its securitization pipeline. Risks related to variations in interest rates and market volatility are hedged with TBAs that have characteristics similar to that of the forecasted security and its conversion timeline.

At March 31, 2017, the Corporation held trading securities with a fair value of $51 million, representing approximately 0.1% of the Corporation’s total assets, compared with $60 million and 0.2%, respectively, at December 31, 2016. As shown in Table 17, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at March 31, 2017 were investment grade securities. As of March 31, 2017, the trading portfolio also included $1.5 million in Puerto Rico government obligations and shares of closed-end funds that invest primarily in Puerto Rico government obligations ($2.6 million as of December 31, 2016). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $0.3 million for the quarter ended March 31, 2017, compared to a loss of $0.2 million for the quarter ended March 31, 2016. Table 17 provides the composition of the trading portfolio at March 31, 2017 and December 31, 2016.

Table 17 - Trading Portfolio

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$35,624	5.28%	$42,746	4.85%
Collateralized mortgage obligations	1,061	5.34	1,321	5.27
Puerto Rico government obligations	189	1.77	1,164	5.51
Interest-only strips	583	12.31	602	12.35
Other [2]	13,528	2.79	13,972	3.03

Total	$50,985	4.69%	$59,805	4.52%

[1]	Not on a taxable equivalent basis.
[2]	Includes related trading derivatives for the period ended December 31, 2016.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.3 million for the last week in March 2017. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

The fair value of assets and liabilities may include market or credit related adjustments, where appropriate. During the quarter ended March 31, 2017, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $106 thousand recorded in the other operating income and interest expense captions of the Consolidated Statement of Operations, which consisted of a loss of $40 thousand resulting from the Corporation’s own credit standing adjustment and a loss of $66 thousand from the assessment of the counterparties’ credit risk.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 24 to the Consolidated Financial Statements for information on the Corporation’s fair value measurement required by the applicable accounting standard. At March 31, 2017, approximately $9.3 billion, or 98%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $14 million at March 31, 2017, of which $6 million were Level 3 assets and $8 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

Refer to Note 34 to the Consolidated Financial Statements in the 2016 Form 10-K for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value. Also, refer to the Critical Accounting Policies / Estimates in the 2016 Form 10-K for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2017, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance. In addition, during the quarter ended March 31, 2017, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers for its trading account securities and investment securities available-for-sale.

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

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. During the quarter ended March 31, 2017, the Corporation declared dividends on its common stock of $25.6 million and completed a $75 million privately negotiated accelerated share repurchase transaction. Refer to additional information on Note 18 – Stockholder’s equity.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 80% of the Corporation’s total assets at March 31, 2017 and 79% at December 31, 2016. The ratio of total ending loans to deposits was 73% at March 31, 2017, compared to 77% at December 31, 2016. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2017, these borrowings consisted primarily of $435 million in assets sold under agreement to repurchase, $656 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $445 million in term notes (net of debt issuance cost) issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, unpledged investment securities, mortgage loan securitization, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Board (the “FRB”), and has a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities.

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

During the quarter ended March 31, 2017, BPPR declared cash dividends of $123 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock, as mentioned above.

Note 34 to the Consolidated Financial Statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

The banking subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of cash balances maintained at the Fed and unused secured lines held at the FRB and FHLB, in addition to liquid unpledged securities. The Corporation has established liquidity guidelines that require the banking subsidiaries to have sufficient liquidity to cover all short-term borrowings and a portion of deposits.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 12 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $27.5 billion, or 85% of total deposits, at March 31, 2017, compared with $25.8 billion, or 84% of total deposits, at December 31, 2016. Core deposits financed 75% of the Corporation’s earning assets at March 31, 2017, compared with 76% at December 31, 2016.

Certificates of deposit with denominations of $100,000 and over at March 31, 2017 totaled $4.2 billion, or 13% of total deposits (December 31, 2016 - $4.1 billion, or 14% of total deposits). Their distribution by maturity at March 31, 2017 is presented in the table that follows:

Table 18 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,581,162
3 to 6 months	389,835
6 to 12 months	505,521
Over 12 months	1,683,615

Total	$4,160,133

At March 31, 2017 and December 31, 2016 approximately 2% of the Corporation’s assets were financed by brokered deposits. The Corporation had $0.6 billion in brokered deposits at March 31, 2017 and December 31, 2016. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2017 and December 31, 2016, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.7 billion and $3.8 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $656 million at March 31, 2017 and $673 million at December 31, 2016. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At March 31, 2017 the credit facilities authorized with the FHLB were collateralized by $4.8 billion in loans held-in-portfolio, compared with $4.9 billion at December 31, 2016. Refer to Note 16 to the Consolidated Financial Statements for additional information on the terms of FHLB advances outstanding.

At March 31, 2017 and December 31, 2016, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.3 billion and $1.2 billion, respectively, which remained unused as of both dates. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At March 31, 2017 and December 31, 2016, this credit facility with the Fed was collateralized by $2.3 billion, in loans held-in-portfolio.

At March 31, 2017, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The principal sources of funding for the bank holding companies (the “BHC’s”), which are Popular, Inc. (holding company only) (“PIHC”) and Popular North America, Inc. (“PNA”), include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings.

The principal use of these funds include the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest (related to trust preferred securities) and capitalizing its banking subsidiaries.

During the quarter ended March 31, 2017, PIHC received $123.0 million in dividends from BPPR and $1.2 million in dividends from EVERTEC’s parent company. PIHC also received $0.5 million in distributions from its investment in PRB Investors LP, an equity method investment, and $6.0 million in dividends from its non-banking subsidiaries.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the quarter ended March 31, 2017, the Corporation declared quarterly dividends on its outstanding common stock of $0.25 per share, for a total of $25.6 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $0.9 million for the quarter ended March 31, 2017.

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

The outstanding balance of notes payable at the BHC’s amounted to $885 million at March 31, 2017, compared with $884 million at December 31, 2016. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at March 31, 2017 are presented in Table 19.

Table 19 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2017	$—
2018	—
2019	445,309
2020	—
2021	—
Later years	439,330

Total	$884,639

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended March 31, 2017.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Non-banking subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injection and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings from their holding companies, BPPR or BPNA.

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $3.9 billion at March 31, 2017 and $3.8 billion at March 31, 2016. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a deterioration in economic and fiscal conditions in Puerto Rico, the credit quality of the Corporation could be affected and result in higher credit costs. The Puerto Rico economy continues to face various challenges, including significant pressures in some sectors of the residential real estate market. Refer to the Geographic and Government Risk section of this MD&A for some highlights on the current status of the Puerto Rico economy and the ongoing fiscal crisis.

Factors that the Corporation does not control, such as the economic outlook and credit ratings of its principal markets and regulatory changes, could also affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms, such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the FRB.

The credit ratings of Popular’s debt obligations are a relevant factor for liquidity because they impact the Corporation’s ability to borrow in the capital markets, its cost and access to funding sources. Credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, geographic concentration in Puerto Rico, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $14 million in deposits at March 31, 2017 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $182 thousand at March 31, 2017, with the Corporation providing collateral totaling $2 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $58 million at March 31, 2017. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 33 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which is experiencing a severe economic and fiscal crisis resulting from continuing economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations and lack of access to the capital markets, among other factors. Further, the Commonwealth and one of its public instrumentalities, the Puerto Rico Sales Tax Financing Corporation (“COFINA”), are currently in the process of restructuring their outstanding obligations in bankruptcy-like proceedings pursuant to Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”).

The Commonwealth’s deficits were historically covered with bond financings, loans from the Government Development Bank for Puerto Rico (“GDB”) and other extraordinary one-time revenue measures, as well through the deferment of the cost of certain legacy obligations, such as pensions. The Commonwealth’s structural imbalance between revenue and expenditure and unfunded legacy obligations, coupled with the deterioration of GDB’s liquidity situation and the Commonwealth’s recent inability to access the capital markets, resulted in the government becoming unable to pay scheduled debt payments while continuing to provide government services.

In response to this crisis, in June 2016 the U.S. Federal Government enacted PROMESA, discussed below.

Recent Economic Performance

Puerto Rico entered into recession in the fourth quarter of fiscal year 2006. Puerto Rico’s gross national product (GNP) has thereafter contracted in real terms every year between fiscal year 2007 and fiscal year 2016 (inclusive), with the exception of growth of 0.5% in fiscal year 2012 (likely as a result of the large amount of governmental stimulus and deficit spending in that fiscal year). According to Puerto Rico Planning Board estimates released in March 2017, gross national product is projected to further contract by 1.7% and 1.5% during fiscal years 2017 and 2018, respectively. The latest Economic Activity Index issued by the Puerto Rico Fiscal Agency and Financial Advisory Authority, which is an indicator of general economic activity and not a direct measurement of GNP, reflected a 1.4% reduction in the average for fiscal year 2016, compared to the prior fiscal year. During the first six months of fiscal year 2017 (July to December 2016), the Economic Activity Index reflected a 1.9% average reduction compared to the corresponding figure for fiscal year 2016.

Fiscal and Liquidity Measures; Defaults in Debt Service Payments

The Commonwealth’s challenges have resulted in a severe fiscal and liquidity crisis, which has forced the government to implement extraordinary measures in order to continue to fund its operational expenses and provide essential services to its residents. Measures taken by the previous administration to tackle the government’s structural budgetary imbalance included (a) reforming the Commonwealth’s retirement systems, (b) enacting Act No. 66-2014, as amended (“Act 66”), a fiscal emergency law that, among other things, froze formula appropriations, salaries and benefits under collective bargaining agreements, (c) implementing certain extraordinary revenue raising measures, including an increase in the sales and use tax (“SUT”) rate from 7% to 11.5% and the implementation of a Commonwealth SUT of 4% with respect to certain business-to-business services, (d) requiring the two largest government retirement systems to pre-fund the payment of retirement benefits to participants, (e) delaying the payment of third-party payables, income tax refunds and amounts due to public corporations, and (f) enacting Puerto Rico Emergency Moratorium and Rehabilitation Act (the “Moratorium Act”), pursuant to which the Commonwealth and certain of its instrumentalities suspended the payment of debt service on their respective debts and retained certain revenues assigned to particular public corporations, redirecting the same for the funding of operational expenses. The Moratorium Act also imposed significant constraints on the operation of GDB, including stringent restrictions on the withdrawal of deposits from GDB (including deposits of the Commonwealth’s municipalities).

The Administration of Governor Ricardo Rosselló Nevares, sworn in January 2017, has also implemented various measures to address the Commonwealth’s fiscal crisis and liquidity problems, including enacting legislation to (a) extend until fiscal year 2021 certain of the provisions of Act 66, (b) extend for 10 years the temporary excise tax imposed by Act No. 154-2010, (c) reduce government expenses (including by reducing payroll related-expenses, such as employee benefits), (d) increase government revenues (including by increasing fines and cigarette excise taxes), and (e) authorize the Commonwealth’s central government to use funds from public corporation to cover its liquidity and budgetary needs (including, under certain circumstances, COFINA’s securitized sales-and-use tax revenue).

Pursuant to Executive Orders issued under the Moratorium Act, the following entities have not made payments of principal and/or interest in full on certain of their respective bonds and notes as of the date hereof: the Commonwealth, GDB, the Puerto Rico Public Buildings Authority, the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the Puerto Rico Highways and Transportation Authority (“HTA”) (with respect to certain subordinated bonds). Certain other entities have not made scheduled deposits required under the governing bond documentation, including HTA, the Convention Center District Authority, PRIFA, the Employees Retirement System, and the University of Puerto Rico. Debt service on bonds issued by the Puerto Rico Public Finance Corporation has also not been appropriated since fiscal year 2016. Consistent with the provisions of the Moratorium Act and the executive orders issued thereunder, the approved budget for the Commonwealth for fiscal year 2017 does not allocate funds for the payment of debt service on the Commonwealth’s general obligation debt or any other debt payable from Commonwealth appropriations. As of the date hereof, the Governor has not taken action under the Moratorium Act with respect to COFINA, which continues to make debt service payments when due. However, as mentioned above, the Legislative Assembly recently enacted legislation that allows the Commonwealth to use COFINA’s sales tax under certain circumstances and the Oversight Board filed a petition to restructure COFINA’s obligations under Title III of PROMESA on May 5, 2017.

On January 29, 2017, the Rosselló Administration enacted Act No. 5-2017 (“Act 5”), also known as the “Financial Emergency and Fiscal Responsibility Act,” to replace certain provisions of the Moratorium Act. Among other things, Act 5 extended the Governor’s power to suspend debt service obligations until May 1, 2017 (which was extended for an additional three-month by an executive order) by prioritizing the payment of essential services over debt service. Act 5 grandfathers executive orders issued pursuant to the Moratorium Act and stipulates that the same shall continue in full force and effect until amended, rescinded or superseded.

The Government has stated that certain of these emergency liquidity measures are unsustainable and have significant negative economic effects. Also, the Commonwealth has indicated that it expects that these measures will not be sufficient to address the Commonwealth’s liquidity needs and that it will need to implement additional extraordinary measures to continue providing essential government services. Absent such additional liquidity measures, the Commonwealth has indicated it may experience significant bank cash shortfalls in upcoming months.

Enactment of PROMESA

In general terms, PROMESA seeks to provide the Commonwealth with (i) fiscal and economic discipline through the creation of the Oversight Board, (ii) relief from creditor lawsuits through the enactment of a temporary stay on litigation to enforce rights or remedies related to outstanding liabilities of the Commonwealth and its instrumentalities and municipalities (which expired on May 1, 2017) and (iii) two separate processes for the restructuring of the debt obligations of such entities. PROMESA also includes other miscellaneous provisions, including relief from certain wage and hour laws and regulations and provisions for identification and expedited permitting of critical infrastructure projects.

On August 31, 2016, President Obama appointed the seven voting members of the Oversight Board. Pursuant to PROMESA, the Oversight Board shall remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years.

The Oversight Board has designated a number of entities as covered entities under PROMESA, including the Commonwealth, all of its public corporations and retirement systems, and all affiliates and subsidiaries of the foregoing. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof. The designation of an entity as a covered entity has various implications under PROMESA. First, it means that the Governor will have to submit such entity’s annual budgets and, if the Oversight Board so requests, its fiscal plans, to the Oversight Board for its review and approval. Second, covered territorial instrumentalities may not issue debt or guarantee, exchange, modify, repurchase, redeem, or enter into similar transactions with respect to their debts without the prior approval of the Oversight Board. Finally, covered entities could also potentially be eligible to use the restructuring procedures provided by PROMESA. The first, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agree, that agreement can bind all other creditors in such category. The second, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board. Access to either of these procedures is dependent on compliance with certain requirements established in PROMESA, including the approval of the Oversight Board.

The initial stay of litigation imposed by PROMESA expired on May 1, 2017. The automatic stay imposed by PROMESA applied to covered actions against all government instrumentalities in Puerto Rico, even those that may not be immediately within the jurisdiction and purview of the Oversight Board, such as municipalities.

Fiscal Plans

PROMESA requires the Commonwealth to submit a fiscal plan to the Oversight Board that, among other things, (i) provides for estimates of revenues and expenditures in conformance with agreed accounting standards, (ii) ensures the funding of essential services, (iii) eliminates structural deficits, (iv) provides adequate funding for public pension systems and (v) provides for a debt burden that is sustainable. Furthermore, the fiscal plan must respect the relative lawful priorities or lawful liens under local law.

At the request of the Oversight Board, on October 14, 2016, the previous administration submitted a fiscal plan for consideration by the Oversight Board (the “October Fiscal Plan”). In a meeting held on November 18, 2016, the Oversight Board rejected the October Fiscal Plan and established a set of guiding principles for the evaluation of the fiscal plan. On February 28, 2017, the Rosselló administration submitted its draft fiscal plan to the Oversight Board. The Rosselló administration submitted a revised version of the Commonwealth’s fiscal plan to the Oversight Board on March 13, 2017, which the Oversight Board certified on such date, after introducing certain amendments. The Commonwealth’s fiscal plan covers, in addition to the Commonwealth itself, various public instrumentalities with outstanding debts payable from taxes, fees or other government revenues (including COFINA).

The Commonwealth’s fiscal plan estimates that, absent the revenue enhancing and expense reduction measures set forth therein and assuming the payment of debt service as contracted, the Commonwealth’s 10-year budget gap would reach approximately $66.9 billion. Further, the fiscal plan projects that, assuming the successful implementation of all measures set forth therein, the Commonwealth and the entities covered by the Commonwealth’s fiscal plan will only have $7.8 billion available for the payment of debt service during said 10-year period (compared to $35 billion of contractual debt service) and thus recognizes the need for debt restructuring by the Commonwealth and the instrumentalities covered by said fiscal plan (including COFINA).

The Commonwealth’s fiscal plan does not contemplate a restructuring of the debt of Puerto Rico’s municipalities. The Commonwealth’s fiscal plan contemplates, however, as part of its expense reduction measures, the gradual elimination of budgetary subsidies provided to municipalities. Those subsidies constitute a material portion of the operating revenues of certain municipalities. The Commonwealth’s fiscal plan is publicly available in the Oversight Board’s website.

Pursuant to PROMESA, the Oversight Board has also requested and approved fiscal plans for (i) GDB, (ii) HTA, (iii) the Puerto Rico Electric Power Authority (“PREPA”) and (iv) the Puerto Rico Aqueduct and Sewer Authority. All such fiscal plans reflect that the applicable government entity is unable to pay its financial obligations in full, thus recognizing the need for debt relief. The Oversight Board has also requested fiscal plans from certain other public corporations and instrumentalities, which are subject to ongoing review and have not been approved by the Oversight Board as of the date hereof.

PREPA’s fiscal plan assumes changes to the treatment of the municipal contribution in lieu of taxes, which could result in increased electricity expenses for municipalities. GDB’s fiscal plan contemplates the wind-down of GDB’s operations and the distribution of the cash flows of GDB’s loan portfolio among its creditors (including its depositors), although it does not resolve the mechanism by which such distribution would be made. It recognizes that deposits of municipalities held at GDB are an important source of funds for their normal operations, and that GDB’s inability to gradually disburse said deposits could affect the ability of municipalities to cover essential services.

Title III Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court for the District of Puerto Rico to restructure the Commonwealth’s liabilities under Title III of PROMESA. On May 5, 2017, the Oversight Board filed an analogous petition with respect to COFINA pursuant to Title III of PROMESA. As of the date of this report, a plan of adjustment for the Commonwealth’s or COFINA’s debts has not been filed. Based on the projection of funds available for debt service under the Commonwealth’s fiscal plan, however, the restructuring is expected to result in significant discounts on creditor recoveries.

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

At March 31, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $520 million, of which approximately $516 million is outstanding ($584 million and $529 million, respectively, at December 31, 2016). Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $451 million consists of loans and $65 million are securities ($459 million and $70 million, respectively, at December 31, 2016). Of the amount outstanding, $15 million represents senior obligations of COFINA, which has been designated as a covered entity under PROMESA and the Oversight Board has initiated Title III proceedings. Obligations from various municipalities in Puerto Rico constitute, however, the bulk of our direct exposure to Puerto Rico government obligations ($17 million at December 31, 2016). The remaining $501 million are in most cases “general obligations”, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations”, to which the applicable municipality has pledged other revenues ($512 million at December 31, 2016). Although the PROMESA Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21.

In addition, at March 31, 2017, the Corporation had $400 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry the guarantee of a Puerto Rico governmental entity to cover any shortfall in collateral in the event of borrower default ($406 million at December 31, 2016). These included $320 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2016 - $326 million). These mortgage loans are secured by the underlying properties and the “HFA” guarantee serves to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $43 million in Puerto Rico housing bonds which are backed-up by second mortgage residential loans, $7 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $30 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties ($43 million, $6 million and $31 million at December 31, 2016, respectively).

United States Virgin Islands

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has credit exposure to USVI government entities.

The USVI is experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

At March 31, 2017, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $79 million, of which approximately $65 million is outstanding. Of the amount outstanding, approximately (i) $38 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $13 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects.

British Virgin Islands

The Corporation has operations in the British Virgin Islands (the “BVI”) and has credit exposure to BVI government entities. The fiscal situation of the BVI government is currently stable. At March 31, 2017, the Corporation’s direct exposure to BVI instrumentalities and public corporations amounted to approximately $36 million, all of which is currently outstanding. Of the amount outstanding, approximately (i) $29 million represents a loan to the BVI government and (ii) $7 million represents a loan to the British Virgin Islands Electricity Corporation, a statutory corporation of the BVI in charge of the generation, supply and distribution of electricity in the BVI.

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $850 million of residential mortgages and $93 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2017.

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 20.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of March 31, 2017.

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

Non-performing assets, excluding covered loans and OREO, increased by $23 million when compared with December 31, 2016, mostly related to higher commercial NPLs of $16 million due to the addition of a single $25 million relationship.

At March 31, 2017, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $468 million in the Puerto Rico operations and $23 million in the U.S. operations. These figures compare to $467 million in the Puerto Rico operations and $21 million in the U.S. operations at December 31, 2016. In addition to the non-performing loans included in Table 20 at March 31, 2017 and December 31, 2016, there were $169 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired.

Table 20 - Non-Performing Assets

	March 31, 2017				December 31, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]
Commercial	$175,477	$3,764	$179,241	1.7%	$159,655	$3,693	$163,348	1.5%
Legacy[1]	—	3,335	3,335	8.2	—	3,337	3,337	7.4
Leasing	2,444	—	2,444	0.3	3,062	—	3,062	0.4
Mortgage	319,450	11,889	331,339	5.0	318,194	11,713	329,907	4.9
Consumer	51,014	8,240	59,254	1.6	51,597	6,664	58,261	1.6

Total non-performing loans held-in- portfolio, excluding covered loans	548,385	27,228	575,613	2.5%	532,508	25,407	557,915	2.5%
Non-performing loans held-for-sale [2]	—	—	—		—	—	—
Other real estate owned (“OREO”), excluding covered OREO	183,582	2,254	185,836		177,412	3,033	180,445

Total non-performing assets, excluding covered assets	$731,967	$29,482	$761,449		$709,920	$28,440	$738,360
Covered loans and OREO [3]	33,866	—	33,866		36,044	—	36,044

Total non-performing assets	$765,833	$29,482	$795,315		$745,964	$28,440	$774,404

Accruing loans past due 90 days or more[5] [6]	$408,346	$—	$408,346		$426,652	$—	$426,652

Ratios excluding covered loans:[7]
Non-performing loans held-in- portfolio to loans held-in-portfolio	3.23	0.47	2.53%		3.10	0.45	2.45%
Allowance for loan losses to loans held-in-portfolio	2.75	0.87	2.27		2.73	0.75	2.24
Allowance for loan losses to non-performing loans, excluding held-for-sale	85.07	184.40	89.77		87.88	166.56	91.47

Ratios including covered loans:
Non-performing assets to total assets	2.46	0.32	1.98%		2.51	0.32	2.00%
Non-performing loans held-in- portfolio to loans held-in-portfolio	3.15	0.47	2.49		3.02	0.45	2.41
Allowance for loan losses to loans held-in-portfolio	2.82	0.87	2.34		2.81	0.75	2.32
Allowance for loan losses to non-performing loans, excluding held-for-sale	89.49	184.40	93.95		92.90	166.56	96.23

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	There were no non-performing loans held-for-sale s as of March 31, 2017 and December 31, 2016.
[3]	The amount consists of $4 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $30 million in covered OREO as of March 31, 2017 (December 31, 2016 - $4 million and $32 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $552 million in covered loans at March 31, 2017 (December 31, 2016 - $573 million).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $254 million at March 31, 2017 (December 31, 2016 - $282 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $173 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2017 (December 31, 2016 - $181 million). Furthermore, the Corporation has approximately $59 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2016 - $68 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Accruing loans past due 90 days or more are composed primarily of credit cards, residential mortgage loans insured by FHA / VA, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option to purchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $7.2 billion, of which $2.0 billion was secured with owner occupied properties at March 31, 2017 and December 31, 2016. CRE non-performing loans, excluding covered loans, amounted to $131 million at March 31, 2017, compared with $130 million at December 31, 2016. The CRE non-performing loans ratios for the BPPR and BPNA segments were 2.93% and 0.09%, respectively, at March 31, 2017, compared with 2.83% and 0.07%, respectively, at December 31, 2016.

For the quarter ended March 31, 2017, total non-performing loan inflows, excluding consumer loans, decreased by $2 million, or 2%, when compared to the inflows for the same quarter in 2016. Inflows of non-performing loans held-in-portfolio at the BPPR segment increased by $15 million, or 15%, compared to the inflows for the first quarter of 2016, mostly related to higher commercial and mortgage inflows by $12 million and $3 million, respectively. Inflows of non-performing loans held-in-portfolio at the BPNA segment decreased by $17 million, or 74%, from the same quarter in 2016, mostly driven by lower commercial inflows of $14 million.

Table 21 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance	$477,849	$18,743	$496,592
Plus:
New non-performing loans	115,749	6,108	121,857
Advances on existing non-performing loans	—	47	47
Less:
Non-performing loans transferred to OREO	(14,766)	(46)	(14,812)
Non-performing loans charged-off	(14,581)	(117)	(14,698)

Loans returned to accrual status / loan collections	(69,324)	(5,747)	(75,071)

Ending balance NPLs	$494,927	$18,988	$513,915

Table 22 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance	$519,385	$21,101	$540,486

Plus:
New non-performing loans	100,543	23,259	123,802
Advances on existing non-performing loans	—	3	3
Less:
Non-performing loans transferred to OREO	(10,633)	—	(10,633)
Non-performing loans charged-off	(15,948)	(657)	(16,605)

Loans returned to accrual status / loan collections	(84,600)	(11,928)	(96,528)

Ending balance NPLs	$508,747	$31,778	$540,525

Table 23 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2017
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$159,655	$3,693	$163,348
Plus:
New non-performing loans	33,600	1,355	34,955
Less:
Non-performing loans transferred to OREO	(3,510)	—	(3,510)
Non-performing loans charged-off	(5,153)	(46)	(5,199)
Loans returned to accrual status / loan collections	(9,115)	(1,238)	(10,353)

Ending balance - NPLs	$175,477	$3,764	$179,241

Table 24 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2016
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$177,902	$3,914	$181,816
Plus:
New non-performing loans	21,657	15,064	36,721
Advances on existing non-performing loans	—	1	1
Less:
Non-performing loans transferred to OREO	(1,103)	—	(1,103)
Non-performing loans charged-off	(4,949)	(381)	(5,330)
Loans returned to accrual status / loan collections	(10,868)	(3,606)	(14,474)

Ending balance - NPLs	$182,639	$14,992	$197,631

Table 25 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2016(1)
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$3,550	$—	$3,550
Plus:
New non-performing loans	207	671	878
Less:
Non-performing loans transferred to OREO	(304)	—	(304)
Non-performing loans charged-off	(110)	—	(110)
Loans returned to accrual status / loan collections	(73)	—	(73)

Ending balance - NPLs	$3,270	$671	$3,941

(1)	There were no non-performing construction loans at March 31, 2017.

Table 26 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance - NPLs	$318,194	$11,713	$329,907
Plus:
New non-performing loans	82,149	4,753	86,902
Less:
Non-performing loans transferred to OREO	(11,256)	(46)	(11,302)
Non-performing loans charged-off	(9,428)	(69)	(9,497)
Loans returned to accrual status / loan collections	(60,209)	(4,462)	(64,671)

Ending balance - NPLs	$319,450	$11,889	$331,339

Table 27 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance - NPLs	$337,933	$13,538	$351,471
Plus:
New non-performing loans	78,679	6,920	85,599
Less:
Non-performing loans transferred to OREO	(9,226)	—	(9,226)
Non-performing loans charged-off	(10,889)	(276)	(11,165)
Loans returned to accrual status / loan collections	(73,659)	(8,113)	(81,772)

Ending balance - NPLs	$322,838	$12,069	$334,907

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in the 2016 Form 10-K for a description of the Corporation’s allowance for loans losses methodology.

Refer to the following table for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended March 31, 2017 and 2016.

Table 28 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended March 31,
	2017	2017	2017	2016	2016	2016
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$510,301	$30,350	$540,651	$502,935	$34,176	$537,111
Provision (reversal) for loan losses	42,057	(1,359)	40,698	47,940	(3,105)	44,835

	552,358	28,991	581,349	550,875	31,071	581,946

Charged-offs:
BPPR
Commercial	11,071	—	11,071	8,968	—	8,968
Construction	3,587	—	3,587	544	—	544
Leases	1,341	—	1,341	2,127	—	2,127
Mortgage	14,983	1,231	16,214	15,972	1,221	17,193
Consumer	21,812	93	21,905	27,379	33	27,412

Total BPPR charged-offs	52,794	1,324	54,118	54,990	1,254	56,244

BPNA
Commercial	70	—	70	495	—	495
Legacy[1]	41	—	41	109	—	109
Mortgage	106	—	106	441	—	441
Consumer	4,733	—	4,733	2,648	—	2,648

Total BPNA charged-offs	4,950	—	4,950	3,693	—	3,693

Popular, Inc.
Commercial	11,141	—	11,141	9,463	—	9,463
Construction	3,587	—	3,587	544	—	544
Leases	1,341	—	1,341	2,127	—	2,127
Legacy	41	—	41	109	—	109
Mortgage	15,089	1,231	16,320	16,413	1,221	17,634
Consumer	26,545	93	26,638	30,027	33	30,060

Total charge-offs	57,744	1,324	59,068	58,683	1,254	59,937

Recoveries:
BPPR
Commercial	8,433	—	8,433	6,264	—	6,264
Construction	3,731	—	3,731	233	—	233
Leases	528	—	528	489	—	489
Mortgage	1,428	103	1,531	1,276	225	1,501
Consumer	5,729	1	5,730	6,081	3	6,084

Total BPPR recoveries	19,849	104	19,953	14,343	228	14,571

BPNA
Commercial	533	—	533	290	—	290
Legacy[1]	529	—	529	356	—	356
Mortgage	210	—	210	211	—	211
Consumer	990	—	990	1,035	—	1,035

Total BPNA recoveries	2,262	—	2,262	1,892	—	1,892

Popular, Inc.
Commercial	8,966	—	8,966	6,554	—	6,554
Construction	3,731	—	3,731	233	—	233
Leases	528	—	528	489	—	489
Legacy	529	—	529	356	—	356
Mortgage	1,638	103	1,741	1,487	225	1,712
Consumer	6,719	1	6,720	7,116	3	7,119

Total recoveries	22,111	104	22,215	16,235	228	16,463

Net loans charged-offs (recovered):
BPPR
Commercial	2,638	—	2,638	2,704	—	2,704
Construction	(144)	—	(144)	311	—	311
Leases	813	—	813	1,638	—	1,638
Mortgage	13,555	1,128	14,683	14,696	996	15,692
Consumer	16,083	92	16,175	21,298	30	21,328

Total BPPR net loans charged-offs (recovered)	32,945	1,220	34,165	40,647	1,026	41,673

BPNA
Commercial	(463)	—	(463)	205	—	205
Legacy[1]	(488)	—	(488)	(247)	—	(247)
Mortgage	(104)	—	(104)	230	—	230
Consumer	3,743	—	3,743	1,613	—	1,613

Total BPNA net loans charged-offs (recovered)	2,688	—	2,688	1,801	—	1,801

Popular, Inc.
Commercial	2,175	—	2,175	2,909	—	2,909
Construction	(144)	—	(144)	311	—	311
Leases	813	—	813	1,638	—	1,638
Legacy	(488)	—	(488)	(247)	—	(247)
Mortgage	13,451	1,128	14,579	14,926	996	15,922
Consumer	19,826	92	19,918	22,911	30	22,941

Total net loans charged-offs (recovered)	35,633	1,220	36,853	42,448	1,026	43,474

Balance at end of period	$516,725	$27,771	$544,496	$508,427	$30,045	$538,472

Specific ALLL	$118,072	$—	$118,072	$124,037	$—	$124,037

General ALLL	$398,653	$27,771	$426,424	$384,390	$30,045	$414,435

Ratios:

Annualized net charge-offs to average loans held-in-portfolio	0.63%	0.63%	0.76%	0.76%
Provision for loan losses to net charge-offs	1.18	x	1.10	x	1.13	x	1.03	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2017 and 2016.

Table 29 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-Covered Loans)

	Quarter ended March 31, 2017			Quarter ended March 31, 2016
	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Commercial	0.15%	(0.05)%	0.08%	0.15%	0.03%	0.11%
Construction	(0.65)	—	(0.07)	1.13	—	0.18
Leases	0.46	—	0.46	1.04	—	1.04
Legacy	—	(4.48)	(4.48)	—	(1.57)	(1.57)
Mortgage	0.93	(0.05)	0.81	0.98	0.10	0.87
Consumer	1.99	3.11	2.13	2.57	1.28	2.40

Total annualized net charge-offs to average loans held-in-portfolio	0.77%	0.19%	0.63%	0.93%	0.15%	0.76%

Net charge-offs, excluding covered loans, for the quarter ended March 31, 2017, decreased by $6.8 million, when compared to the quarter ended March 31, 2016.

Table 30 - Composition of ALLL

March 31, 2017
(Dollars in thousands)	Commercial	Construction	Legacy [2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$51,276	$—	$—	$522	$43,264	$23,010	$118,072
Impaired loans [1]	$348,823	$—	$—	$1,803	$510,568	$109,016	$970,210

Specific ALLL to impaired loans [1]	14.70%	—%	—%	28.95%	8.47%	21.11%	12.17%

General ALLL	$157,408	$9,997	$1,166	$7,375	$105,955	$116,752	$398,653
Loans held-in-portfolio, excluding impaired loans [1]	$10,462,877	$831,305	$40,688	$717,840	$6,117,419	$3,594,382	$21,764,511
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.50%	1.20%	2.87%	1.03%	1.73%	3.25%	1.83%

Total ALLL	$208,684	$9,997	$1,166	$7,897	$149,219	$139,762	$516,725
Total non-covered loans held-in-portfolio [1]	$10,811,700	$831,305	$40,688	$719,643	$6,627,987	$3,703,398	$22,734,721
ALLL to loans held-in-portfolio [1]	1.93%	1.20%	2.87%	1.10%	2.25%	3.77%	2.27%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2017, the general allowance on the covered loans amounted to $27.8 million.

Table 31 - Composition of ALLL

December 31, 2016
(Dollars in thousands)	Commercial	Construction	Legacy[2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$42,375	$—	$—	$535	$44,610	$23,857	$111,377
Impaired loans [1]	$338,422	$—	$—	$1,817	$506,364	$109,454	$956,057
Specific ALLL to impaired loans [1]	12.52%	—%	—%	29.44%	8.81%	21.80%	11.65%

General ALLL	$160,279	$9,525	$1,343	$7,127	$103,324	$117,326	$398,924
Loans held-in-portfolio, excluding impaired loans [1]	$10,460,085	$776,300	$45,293	$701,076	$6,189,997	$3,644,939	$21,817,690
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.53%	1.23%	2.97%	1.02%	1.67%	3.22%	1.83%

Total ALLL	$202,654	$9,525	$1,343	$7,662	$147,934	$141,183	$510,301
Total non-covered loans held-in-portfolio [1]	$10,798,507	$776,300	$45,293	$702,893	$6,696,361	$3,754,393	$22,773,747
ALLL to loans held-in-portfolio [1]	1.88%	1.23%	2.97%	1.09%	2.21%	3.76%	2.24%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2016, the general allowance on the covered loans amounted to $30.4 million.

Non-covered loans portfolio

At March 31, 2017, the allowance for loan losses, increased by $6 million when compared with December 31, 2016, mostly driven by higher reserves for the U.S. taxi medallion portfolio.

At March 31, 2017, the allowance for loan losses at the BPPR segment remained relatively flat at $467 million, or 2.75% of non-covered loans held-in-portfolio, compared with $468 million, or 2.73% of non-covered loans held-in-portfolio, at December 31, 2016.

The ratio of the allowance to non-performing loans held-in-portfolio was 85.07% at March 31, 2017, compared with 87.88% at December 31, 2016.

The allowance for loan losses at the BPNA segment increased to $50 million, or 0.87% of loans held-in-portfolio, compared with $42 million, or 0.75% of loans held-in-portfolio, at December 31, 2016, mainly driven by higher reserves for the U.S. taxi medallion portfolio. Credit trends for the BPNA segment continued strong with minimal non-performing loans and net charge-offs. The ratio of the allowance to non-performing loans held-in-portfolio at the BPNA segment was 184.40% at March 31, 2017, compared with 166.56% at December 31, 2016.

Covered loans portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $28 million at March 31, 2017, compared to $30 million at December 31, 2016. This allowance covers the estimated credit loss exposure primarily related to acquired loans accounted for under ASC Subtopic 310-30.

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

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, amounted to $1.3 billion at March 31, 2017, increasing by $9 million, or 0.7%, from December 31, 2016. TDRs in accruing status increased by $9 million from December 31, 2016, due to sustained borrower performance, while non-accruing TDRs decreased slightly by $293 thousand.

Refer to Note 8 to the Consolidated Financial Statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The tables that follow present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2017 and December 31, 2016.

Table 32 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

March 31, 2017
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	116	$292,609	22%

[1]	Based on outstanding balance of total impaired loans.

December 31, 2016
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	118	$283,782	8%

[1]	Based on outstanding balance of total impaired loans.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2016 Form 10-K.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, “Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A -Risk Factors” in our 2016 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2016 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2016 Form 10-K.

The risks described in our 2016 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. During the quarter ended March 31, 2017, the Corporation purchased 64,479 shares in the market to make grants under the Plan. As of March 31, 2017 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

On January 23, 2017, the Corporation’s Board of Directors approved a common stock repurchase plan of up to $75 million. During the quarter ended March 31, 2017 the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction. As part of this transaction, the Corporation received 1,847,372 shares at an average repurchase price of $40.60. Such shares are held as treasury stock.

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1- January 31	—	—	—	$75,000,000
February 1- February 28 [1] [2]	1,417,354	$40.78	1,352,875	15,000,000
March 1- March 31 [2]	494,497	40.60	494,497	—

Total March 31, 2017	1,911,851	$40.73	1,847,372	—

[1]	As described above, during March 2017, the Corporation purchased 64,479 shares in the market to make grants under the Popular, Inc. 2004 Omnibus Incentive Plan.
[2]	As described above, during the quarter ended March 31, 2017, the Corporation completed a $75 million accelerated share repurchase transaction, in which it received 1,352,875 shares in February 2017 and 494,497 shares in March 2017, upon settlement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Form of 2017 Long-Term Incentive Equity Incentive Award and Agreement(1)

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: May 10, 2017	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: May 10, 2017	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller