Form 10-Q
period 2017-06-30
POPULAR INC
filed 2017-08-08
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 102,010,797 shares outstanding as of August 4, 2017.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share information)	2017	2016
Assets:
Cash and due from banks	$405,688	$362,394

Money market investments:
Securities purchased under agreements to resell	—	23,637
Time deposits with other banks	4,219,630	2,866,580

Total money market investments	4,219,630	2,890,217

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	4,871	11,486
Other trading securities	45,422	48,319
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	417,303	491,843
Other investment securities available-for-sale	8,992,099	7,717,963
Investment securities held-to-maturity, at amortized cost (fair value 2017 - $81,584; 2016 - $75,576)	96,286	98,101
Other investment securities, at lower of cost or realizable value (realizable value 2017 - $173,576; 2016 - $170,890)	170,177	167,818
Loans held-for-sale, at lower of cost or fair value	69,797	88,821

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	23,046,078	22,895,172
Loans covered under loss-sharing agreements with the FDIC	536,341	572,878
Less – Unearned income	127,807	121,425
Allowance for loan losses	540,014	540,651

Total loans held-in-portfolio, net	22,914,598	22,805,974

FDIC loss-share asset	52,583	69,334
Premises and equipment, net	546,986	543,981
Other real estate not covered under loss-sharing agreements with the FDIC	181,096	180,445
Other real estate covered under loss-sharing agreements with the FDIC	25,350	32,128
Accrued income receivable	136,104	138,042
Mortgage servicing assets, at fair value	188,728	196,889
Other assets	2,108,296	2,145,510
Goodwill	627,294	627,294
Other intangible assets	40,361	45,050

Total assets	$41,242,669	$38,661,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$7,481,732	$6,980,443
Interest bearing	25,640,301	23,515,781

Total deposits	33,122,033	30,496,224

Assets sold under agreements to repurchase	406,385	479,425
Other short-term borrowings	1,200	1,200
Notes payable	1,560,834	1,574,852
Other liabilities	874,172	911,951

Total liabilities	35,964,624	33,463,652
Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,154,626 shares issued (2016 - 104,058,684) and 101,986,758 shares outstanding (2016 - 103,790,932)	1,041	1,040
Surplus	4,263,370	4,255,022
Retained earnings	1,356,504	1,220,307
Treasury stock - at cost, 2,167,868 shares (2016 - 267,752)	(90,087)	(8,286)
Accumulated other comprehensive loss, net of tax	(302,943)	(320,286)

Total stockholders’ equity	5,278,045	5,197,957

Total liabilities and stockholders’ equity	$41,242,669	$38,661,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2017	2016	2017	2016
Interest income:
Loans	$367,669	$369,721	$730,805	$732,918
Money market investments	11,131	3,889	17,704	6,752
Investment securities	48,537	36,725	93,423	72,996
Trading account securities	1,396	1,875	2,796	3,564

Total interest income	428,733	412,210	844,728	816,230

Interest expense:
Deposits	34,092	30,599	67,849	60,473
Short-term borrowings	1,115	2,058	2,210	3,919
Long-term debt	19,047	19,002	38,092	38,875

Total interest expense	54,254	51,659	108,151	103,267

Net interest income	374,479	360,551	736,577	712,963
Provision for loan losses - non-covered loans	49,965	39,668	92,022	87,608
Provision (reversal) for loan losses - covered loans	2,514	804	1,155	(2,301)

Net interest income after provision for loan losses	322,000	320,079	643,400	627,656

Service charges on deposit accounts	41,073	40,296	80,609	80,158
Other service fees (Refer to Note 27)	59,168	56,945	115,343	110,327
Mortgage banking activities (Refer to Note 10)	10,741	16,227	22,110	26,778
Net gain on sale of investment securities	19	1,583	181	1,583
Other-than-temporary impairment losses on investment securities	(8,299)	(209)	(8,299)	(209)
Trading account (loss) profit	(655)	1,117	(933)	955
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	—	(304)
Adjustments (expense) to indemnity reserves on loans sold	(2,930)	(5,746)	(4,896)	(9,844)
FDIC loss-share expense (Refer to Note 28)	(475)	(12,576)	(8,732)	(15,722)
Other operating income	18,151	12,866	37,279	28,411

Total non-interest income	116,793	110,503	232,662	222,133

Operating expenses:
Personnel costs	118,815	116,708	244,422	243,799
Net occupancy expenses	22,265	21,714	43,041	42,144
Equipment expenses	16,250	15,261	32,220	29,809
Other taxes	10,740	10,170	21,709	20,365
Professional fees	72,934	80,625	142,184	156,084
Communications	5,899	6,012	11,848	12,332
Business promotion	13,366	13,705	24,942	24,815
FDIC deposit insurance	6,172	5,362	12,665	12,732
Other real estate owned (OREO) expenses	16,670	12,980	29,488	22,121
Other operating expenses	21,380	23,515	50,945	40,680
Amortization of intangibles	2,344	3,097	4,689	6,211

Total operating expenses	306,835	309,149	618,153	611,092

Income before income tax	131,958	121,433	257,909	238,697
Income tax expense	35,732	32,446	68,738	64,711

Net Income	$96,226	$88,987	$189,171	$173,986

Net Income Applicable to Common Stock	$95,295	$88,056	$187,309	$172,124

Net Income per Common Share – Basic	$0.94	$0.85	$1.83	$1.67

Net Income per Common Share – Diluted	$0.94	$0.85	$1.83	$1.67

Dividends Declared per Common Share	$0.25	$0.15	$0.50	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net income	$96,226	$88,987	$189,171	$173,986

Other comprehensive income before tax:
Foreign currency translation adjustment	(1,588)	(1,435)	(1,449)	(2,140)
Amortization of net losses of pension and postretirement benefit plans	5,606	5,487	11,213	10,973
Amortization of prior service credit of pension and postretirement benefit plans	(950)	(950)	(1,900)	(1,900)
Unrealized holding gains on investments arising during the period	8,804	38,092	5,897	114,328
Other-than-temporary impairment included in net income	8,299	209	8,299	209
Reclassification adjustment for gains included in net income	(19)	—	(181)	—
Unrealized net losses on cash flow hedges	(377)	(1,539)	(1,014)	(3,539)
Reclassification adjustment for net losses included in net income	1,035	1,271	1,890	2,816

Other comprehensive income before tax	20,810	41,135	22,755	120,747
Income tax expense	(3,841)	(4,997)	(5,412)	(9,473)

Total other comprehensive income, net of tax	16,969	36,138	17,343	111,274

Comprehensive income, net of tax	$113,195	$125,125	$206,514	$285,260

Tax effect allocated to each component of other comprehensive income:

	Quarters ended		Six months ended,
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Amortization of net losses of pension and postretirement benefit plans	$(2,185)	$(2,140)	$(4,371)	$(4,280)
Amortization of prior service credit of pension and postretirement benefit plans	370	370	740	740
Unrealized holding gains on investments arising during the period	(214)	(3,289)	84	(6,174)
Other-than-temporary impairment included in net income	(1,559)	(42)	(1,559)	(42)
Reclassification adjustment for gains included in net income	4	—	36	—
Unrealized net losses on cash flow hedges	147	600	395	1,381
Reclassification adjustment for net losses included in net income	(404)	(496)	(737)	(1,098)

Income tax expense	$(3,841)	$(4,997)	$(5,412)	$(9,473)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2015	$1,038	$50,160	$4,229,156	$1,087,957	$(6,101)	$(256,886)	$5,105,324
Net income				173,986			173,986
Issuance of stock	1		3,708				3,709
Tax shortfall expense on vesting of restricted stock			(29)				(29)
Dividends declared:
Common stock				(31,102)			(31,102)
Preferred stock				(1,862)			(1,862)
Common stock purchases					(1,476)		(1,476)
Common stock reissuance					7		7
Other comprehensive income, net of tax						111,274	111,274

Balance at June 30, 2016	$1,039	$50,160	$4,232,835	$1,228,979	$(7,570)	$(145,612)	$5,359,831

Balance at December 31, 2016	$1,040	$50,160	$4,255,022	$1,220,307	$(8,286)	$(320,286)	$5,197,957
Net income				189,171			189,171
Issuance of stock	1		3,830				3,831
Dividends declared:
Common stock				(51,112)			(51,112)
Preferred stock				(1,862)			(1,862)
Common stock purchases			4,518		(81,801)		(77,283)
Other comprehensive income, net of tax						17,343	17,343

Balance at June 30, 2017	$1,041	$50,160	$4,263,370	$1,356,504	$(90,087)	$(302,943)	$5,278,045

	June 30,	June 30,
Disclosure of changes in number of shares:	2017	2016
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	104,058,684	103,816,185
Issuance of stock	95,942	136,530

Balance at end of period	104,154,626	103,952,715
Treasury stock	(2,167,868)	(249,674)

Common Stock – Outstanding	101,986,758	103,703,041

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$189,171	$173,986

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	93,177	85,307
Amortization of intangibles	4,689	6,211
Depreciation and amortization of premises and equipment	23,928	23,141
Net accretion of discounts and amortization of premiums and deferred fees	(13,510)	(24,724)
Other-than-temporary impairment on investment securities	8,299	209
Fair value adjustments on mortgage servicing rights	14,000	12,817
FDIC loss share expense	8,732	15,722
Adjustments (expense) to indemnity reserves on loans sold	4,896	9,844
Earnings from investments under the equity method	(21,413)	(13,681)
Deferred income tax expense	52,354	49,316
Loss (gain) on:
Disposition of premises and equipment and other productive assets	5,517	2,424
Sale and valuation adjustments of investment securities	(181)	(1,583)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(12,631)	(15,577)
Sale of foreclosed assets, including write-downs	13,603	9,571
Acquisitions of loans held-for-sale	(153,085)	(148,725)
Proceeds from sale of loans held-for-sale	58,857	43,110
Net originations on loans held-for-sale	(224,278)	(247,287)
Net decrease (increase) in:
Trading securities	333,819	393,178
Accrued income receivable	1,939	3,255
Other assets	7,423	(21,351)
Net (decrease) increase in:
Interest payable	(189)	(1,208)
Pension and other postretirement benefits obligation	883	2,300
Other liabilities	(16,018)	6,310

Total adjustments	190,811	188,579

Net cash provided by operating activities	379,982	362,565

Cash flows from investing activities:
Net increase in money market investments	(1,329,413)	(605,407)
Purchases of investment securities:
Available-for-sale	(1,738,920)	(1,682,199)
Other	(4,900)	(70,302)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	541,660	632,284
Held-to-maturity	2,860	2,209
Other	—	47,859
Proceeds from sale of investment securities:
Available-for-sale	423	—
Other	2,541	27,710
Net repayments (disbursements) on loans	5,088	(61,199)
Proceeds from sale of loans	—	95,940
Acquisition of loan portfolios	(261,987)	(308,949)
Net payments (to) from FDIC under loss sharing agreements	(14,819)	88,588
Return of capital from equity method investments	3,862	324
Acquisition of premises and equipment	(29,992)	(60,744)
Proceeds from sale of:
Premises and equipment and other productive assets	5,186	2,839
Foreclosed assets	60,603	28,895

Net cash used in investing activities	(2,757,808)	(1,862,152)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	2,625,731	1,530,091
Federal funds purchased and assets sold under agreements to repurchase	(73,040)	59,460
Other short-term borrowings	—	30,000
Payments of notes payable	(35,074)	(216,501)
Proceeds from issuance of notes payable	20,000	128,883
Proceeds from issuance of common stock	3,831	3,710
Dividends paid	(43,045)	(32,953)
Net payments for repurchase of common stock	(75,666)	(238)
Payments related to tax withholding for share-based compensation	(1,617)	(1,231)

Net cash provided by financing activities	2,421,120	1,501,221

Net increase in cash and due from banks	43,294	1,634
Cash and due from banks at beginning of period	362,394	363,674

Cash and due from banks at the end of the period	$405,688	$365,308

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

Note 3 – New accounting pronouncements

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I: Accounting for Certain Financial Instruments with Down Round Features; Part II: Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The FASB issued ASU 2017-11 in July 2017, which changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether these instruments should be classified as liabilities or equity, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For EPS purposes, the effect of the down round feature should be recognized as a dividend when triggered.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments in this Update may be applied using either a modified retrospective approach or a full retrospective approach.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition and results of operations since it does not have any outstanding equity-linked financial instruments with a down round feature.

FASB Accounting Standards Update (“ASU”) 2017-09, Compensation– Stock Compensation (Topic 718): Scope of Modification Accounting

The FASB issued ASU 2017-09 in May 2017, which clarifies that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.

The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition and results of operations since it is not customary for the Corporation to modify the terms or conditions of its share-based payment awards.

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

The Corporation does not expect that the limitation to capitalize only the service cost component of the net periodic benefit cost will have a material impact on its consolidated statement of operations. Upon adoption, the Corporation will segregate the presentation of the service cost from the other components of net periodic benefit costs, all which are currently reported within personnel costs in its accompanying consolidated statement of operations.

FASB Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The Corporation has continued its evaluation and implementation efforts for ASU 2016-13, Financial Instruments – Credit Losses, and has established a cross-discipline governance structure. A Current Expected Credit Losses (“CECL”) Working Group, with members from different areas within the organization, has been created and assigned the responsibility of assessing the impact of the standard, evaluating interpretative issues, evaluating the current credit loss models against the new guidance to determine any changes necessary and other related implementation activities. The Working Group provides periodic updates to the CECL Steering Committee, which has oversight responsibilities for the implementation efforts.

The Corporation plans to adopt ASU 2016-13 on January 1, 2020 using a modified retrospective approach. Although early adoption is permitted beginning in the first quarter of 2019, the Corporation does not expect to make that election. The Corporation expects an increase in its allowance for loan and lease losses due to the consideration of lifetime credit losses as part of the calculation. For additional information on ASU 2016-13 and other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2016 Form 10-K.

FASB Accounting Standards Updates (“ASUs”), Revenue from Contracts with Customers (Topic 606)

The Corporation’s implementation efforts regarding ASU 2014-09, Revenue from Contracts with Customers, have included a scoping analysis of revenue streams and related costs, reviewing the associated contracts, evaluating the timing of when revenues are currently being recognized in light of when the performance obligations are fulfilled and assessing principal vs. agent considerations. The Corporation does not expect material changes in the timing of when revenues are recognized upon the adoption of this standard. Nonetheless, the Corporation continues to evaluate certain costs, including card interchange fees and certain broker-dealer activities, to determine if these would require changes from a net presentation within revenues to a gross basis. The Corporation plans to adopt this guidance on January 1, 2018 using the modified retrospective approach.

Note 4 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.2 billion at June 30, 2017 (December 31, 2016 - $ 1.2 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2017, the Corporation held $90 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2016 - $31 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at June 30, 2017 and December 31, 2016.

	At June 30, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$1,084,686	$31	$826	$1,083,891	1.00%
After 1 to 5 years	1,846,416	1,603	9,145	1,838,874	1.27

Total U.S. Treasury securities	2,931,102	1,634	9,971	2,922,765	1.17

Obligations of U.S. Government sponsored entities
Within 1 year	126,014	5	132	125,887	1.04
After 1 to 5 years	537,162	478	1,757	535,883	1.42
After 5 to 10 years	200	1	—	201	5.64

Total obligations of U.S. Government sponsored entities	663,376	484	1,889	661,971	1.35

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,542	—	76	6,466	2.65
After 5 to 10 years	2,988	—	—	2,988	1.22
After 10 years	11,352	—	—	11,352	1.44

Total obligations of Puerto Rico, States and political subdivisions	20,882	—	76	20,806	1.79

Collateralized mortgage obligations - federal agencies
Within 1 year	142	—	—	142	2.94
After 1 to 5 years	17,607	328	38	17,897	2.88
After 5 to 10 years	31,542	205	39	31,708	2.69
After 10 years	1,051,189	4,898	20,995	1,035,092	2.03

Total collateralized mortgage obligations - federal agencies	1,100,480	5,431	21,072	1,084,839	2.06

Mortgage-backed securities
Within 1 year	29	—	—	29	4.45
After 1 to 5 years	16,764	350	53	17,061	3.70
After 5 to 10 years	313,735	2,882	2,238	314,379	2.23
After 10 years	4,408,536	26,964	59,081	4,376,419	2.48

Total mortgage-backed securities	4,739,064	30,196	61,372	4,707,888	2.46

Equity securities (without contractual maturity)	1,008	860	—	1,868	8.17

Other
Within 1 year	8,351	5	—	8,356	2.16
After 5 to 10 years	887	22	—	909	3.62

Total other	9,238	27	—	9,265	2.30

Total investment securities available-for-sale[1]	$9,465,150	$38,632	$94,380	$9,409,402	1.94%

[1]	Includes $6.2 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $5.4 billion serve as collateral for public funds.

	At December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$844,002	$1,254	$28	$845,228	1.00%
After 1 to 5 years	1,300,729	214	9,551	1,291,392	1.11

Total U.S. Treasury securities	2,144,731	1,468	9,579	2,136,620	1.06

Obligations of U.S. Government sponsored entities
Within 1 year	100,050	102	—	100,152	0.98
After 1 to 5 years	613,293	710	2,505	611,498	1.38
After 5 to 10 years	200	—	—	200	5.64

Total obligations of U.S. Government sponsored entities	713,543	812	2,505	711,850	1.32

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,419	—	161	6,258	2.89
After 5 to 10 years	5,000	—	1,550	3,450	3.80
After 10 years	17,605	—	4,542	13,063	7.09

Total obligations of Puerto Rico, States and political subdivisions	29,024	—	6,253	22,771	5.60

Collateralized mortgage obligations - federal agencies
Within 1 year	13	—	—	13	1.23
After 1 to 5 years	18,524	429	28	18,925	2.89
After 5 to 10 years	39,178	428	61	39,545	2.68
After 10 years	1,180,686	6,313	23,956	1,163,043	1.99

Total collateralized mortgage obligations - federal agencies	1,238,401	7,170	24,045	1,221,526	2.02

Mortgage-backed securities
Within 1 year	55	1	—	56	4.76
After 1 to 5 years	19,960	537	43	20,454	3.86
After 5 to 10 years	317,185	3,701	1,721	319,165	2.29
After 10 years	3,805,675	28,772	68,790	3,765,657	2.47

Total mortgage-backed securities	4,142,875	33,011	70,554	4,105,332	2.46

Equity securities (without contractual maturity)	1,246	876	—	2,122	7.94

Other
Within 1 year	8,539	11	—	8,550	1.78
After 5 to 10 years	1,004	31	—	1,035	3.62

Total other	9,543	42	—	9,585	1.97

Total investment securities available-for-sale[1]	$8,279,363	$43,379	$112,936	$8,209,806	1.94%

[1]	Includes $4.1 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $3.4 billion serve as collateral for public funds.

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

During the six months ended June 30, 2017, the Corporation sold equity securities with a realized gain of $181 thousand. The proceeds from these sales were $ 423 thousand. There were no securities sold during the six months ended June 30, 2016.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	At June 30, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$2,095,200	$9,971	$—	$—	$2,095,200	$9,971
Obligations of U.S. Government sponsored entities	525,694	1,763	24,952	126	550,646	1,889
Obligations of Puerto Rico, States and political subdivisions	6,466	76	—	—	6,466	76
Collateralized mortgage obligations - federal agencies	459,463	7,491	312,521	13,581	771,984	21,072
Mortgage-backed securities	3,641,726	59,757	72,282	1,615	3,714,008	61,372

Total investment securities available-for-sale in an unrealized loss position	$6,728,549	$79,058	$409,755	$15,322	$7,138,304	$94,380

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$1,162,110	$9,579	$—	$—	$1,162,110	$9,579
Obligations of U.S. Government sponsored entities	430,273	2,426	3,126	79	433,399	2,505
Obligations of Puerto Rico, States and political subdivisions	6,258	161	16,512	6,092	22,770	6,253
Collateralized mortgage obligations - federal agencies	505,503	8,112	339,236	15,933	844,739	24,045
Mortgage-backed securities	3,537,606	70,173	15,113	381	3,552,719	70,554

Total investment securities available-for-sale in an unrealized loss position	$5,641,750	$90,451	$373,987	$22,485	$6,015,737	$112,936

As of June 30, 2017, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $94 million, driven by Mortgage backed securities and Collateralized mortgage obligations.

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

During the second quarter of 2017, the Corporation recognized an other-than-temporary impairment charge of $8.3 million on senior Puerto Rico Sales Tax Financing Corporation (“COFINA”) bonds classified as available-for-sale. On May 5, 2017, the federally-appointed Puerto Rico Management and Oversight Board filed, at the request of the Commonwealth, a petition pursuant to the Title III of PROMESA with respect to COFINA. On May 30, 2017, the U.S. District Court directed that funds held by the Bank of New York Mellon (“BONY”), as trustee for the COFINA bonds, be escrowed pending resolution of certain legal disputes. The withholding of COFINA funds ordered by the Court during June 2017 resulted in the first missed interest payment on COFINA bonds. As such, the Corporation determined the entire unrealized loss on these securities to be other-than-temporary.

At June 30, 2017, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the investments securities prior to recovery of their amortized cost basis. Notwithstanding the above, the Corporation sold all senior COFINA bonds held as available-for-sale in July 2017.

During the second quarter of 2016, the Corporation recognized an other-than-temporary impairment charge of $209 thousand on an investment security available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Corporation determined that the entire balance of the unrealized loss carried by this security was attributed to estimated credit losses. Accordingly, an other-than-temporary impairment was recognized in its entirety in the consolidated statement of operations and no amount remained recognized in the statement of other comprehensive income related to this specific security. The security, for which an other-than-temporary impairment was recorded, was sold during the fourth quarter of 2016.

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

	June 30, 2017		December 31, 2016
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,541,838	$3,505,997	$3,255,844	$3,211,443
Freddie Mac	1,463,278	1,446,857	1,381,197	1,361,933

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at June 30, 2017 and December 31, 2016.

	At June 30, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,235	$—	$936	$2,299	5.94%
After 1 to 5 years	15,200	—	5,522	9,678	6.03
After 5 to 10 years	17,485	—	5,527	11,958	6.24
After 10 years	58,296	3,327	6,020	55,603	1.79

Total obligations of Puerto Rico, States and political subdivisions	94,216	3,327	18,005	79,538	3.44

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	70	4	—	74	5.45

Total collateralized mortgage obligations - federal agencies	70	4	—	74	5.45

Other
Within 1 year	1,250	—	19	1,231	1.40
After 1 to 5 years	750	—	9	741	2.79

Total other	2,000	—	28	1,972	1.92

Total investment securities held-to-maturity[1]	$96,286	$3,331	$18,033	$81,584	3.41%

[1]	Includes $94.2 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,105	$—	$1,240	$1,865	5.90%
After 1 to 5 years	14,540	—	5,957	8,583	6.02
After 5 to 10 years	18,635	—	7,766	10,869	6.20
After 10 years	59,747	1,368	8,892	52,223	1.91

Total obligations of Puerto Rico, States and political subdivisions	96,027	1,368	23,855	73,540	3.49

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	74	4	—	78	5.45

Total collateralized mortgage obligations - federal agencies	74	4	—	78	5.45

Other
Within 1 year	1,000	—	3	997	1.65
After 1 to 5 years	1,000	—	39	961	2.44

Total other	2,000	—	42	1,958	2.05

Total investment securities held-to-maturity[1]	$98,101	$1,372	$23,897	$75,576	3.46%

[1]	Includes $53.1 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016.

	At June 30, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$6,925	$98	$33,083	$17,907	$40,008	$18,005
Other	491	9	1,231	19	1,722	28

Total investment securities held-to-maturity in an unrealized loss position	$7,416	$107	$34,314	$17,926	$41,730	$18,033

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$31,294	$1,702	$30,947	$22,153	$62,241	$23,855
Other	491	9	1,217	33	1,708	42

Total investment securities held-to-maturity in an unrealized loss position	$31,785	$1,711	$32,164	$22,186	$63,949	$23,897

As indicated in Note 5 to these Consolidated Financial Statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2017 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $51 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from, and have a lien on, certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality and issuing municipalities are required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligations bonds.

The portfolio also includes approximately $43 million in securities for which the underlying source of payment is not the central government, but in which a government instrumentality provides a guarantee in the event of default. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at June 30, 2017. Further deterioration of the fiscal crisis of the Government of Puerto Rico could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

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

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2—Summary of significant accounting policies of the 2016 Form 10-K.

During the quarter and six months ended June 30, 2017, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $124 million and $260 million, respectively; consumer loans of $108 million and $150 million, respectively; and leases of $2 million, for the six months ended June 30, 2017. During the quarter and six months ended June 30, 2016, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $118 million and $240 million, respectively; consumer loans of $58 million and $164 million, respectively; and commercial loans of $51 million during the six months ended June 30, 2016.

The Corporation performed whole-loan sales involving approximately $26 million and $54 million of residential mortgage loans during the quarter and six months ended June 30, 2017, respectively (June 30, 2016—$19 million and $40 million, respectively). Excluding the bulk sale of Westernbank loans with a carrying value of approximately $100 million, the Corporation sold commercial and construction loans with a carrying value of approximately $1 million during the six months ended June 30, 2016. Also, the Corporation securitized approximately $ 136 million and $ 283 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2017, respectively (June 30, 2016—$ 170 million and $ 304 million, respectively). Furthermore, the Corporation securitized approximately $ 37 million and $ 65 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2017, respectively (June 30, 2016 - $ 43 million and $ 79 million, respectively).

Non-covered loans

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, by past due status at June 30, 2017 and December 31, 2016, including loans previously covered by the commercial FDIC loss sharing agreements.

June 30, 2017
Puerto Rico

	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$199	$603	$561	$1,363	$146,928	$148,291
Commercial real estate non-owner occupied	85,929	12,304	39,102	137,335	2,398,639	2,535,974
Commercial real estate owner occupied	13,388	5,928	105,755	125,071	1,561,362	1,686,433
Commercial and industrial	3,185	2,559	44,445	50,189	2,735,199	2,785,388
Construction	—	—	170	170	96,734	96,904
Mortgage	307,222	151,129	743,059	1,201,410	4,616,873	5,818,283
Leasing	7,225	1,214	2,065	10,504	733,099	743,603
Consumer:
Credit cards	12,067	7,831	19,012	38,910	1,052,164	1,091,074
Home equity lines of credit	—	—	926	926	6,574	7,500
Personal	13,174	7,903	19,288	40,365	1,131,067	1,171,432
Auto	31,917	6,955	10,634	49,506	776,453	825,959
Other	681	174	16,764	17,619	148,205	165,824

Total	$474,987	$196,600	$1,001,781	$1,673,368	$15,403,297	$17,076,665

June 30, 2017
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$—	$—	$503	$503	$1,145,927	$1,146,430
Commercial real estate non-owner occupied	1,489	1,029	1,778	4,296	1,492,403	1,496,699
Commercial real estate owner occupied	2,926	—	487	3,413	248,560	251,973
Commercial and industrial	3,232	6,863	87,468	97,563	898,608	996,171
Construction	—	—	—	—	687,485	687,485
Mortgage	1,188	5,888	12,280	19,356	715,157	734,513
Legacy	594	309	3,360	4,263	34,804	39,067
Consumer:
Credit cards	17	—	2	19	124	143
Home equity lines of credit	5,007	2,600	7,922	15,529	197,796	213,325
Personal	1,950	1,524	2,179	5,653	269,963	275,616
Auto	—	—	—	—	5	5
Other	—	21	3	24	155	179

Total	$16,403	$18,234	$115,982	$150,619	$5,690,987	$5,841,606

June 30, 2017
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.[1] [2]
Commercial multi-family	$199	$603	$1,064	$1,866	$1,292,855	$1,294,721
Commercial real estate non-owner occupied	87,418	13,333	40,880	141,631	3,891,042	4,032,673
Commercial real estate owner occupied	16,314	5,928	106,242	128,484	1,809,922	1,938,406
Commercial and industrial	6,417	9,422	131,913	147,752	3,633,807	3,781,559
Construction	—	—	170	170	784,219	784,389
Mortgage	308,410	157,017	755,339	1,220,766	5,332,030	6,552,796
Leasing	7,225	1,214	2,065	10,504	733,099	743,603
Legacy[3]	594	309	3,360	4,263	34,804	39,067
Consumer:
Credit cards	12,084	7,831	19,014	38,929	1,052,288	1,091,217
Home equity lines of credit	5,007	2,600	8,848	16,455	204,370	220,825
Personal	15,124	9,427	21,467	46,018	1,401,030	1,447,048
Auto	31,917	6,955	10,634	49,506	776,458	825,964
Other	681	195	16,767	17,643	148,360	166,003

Total	$491,390	$214,834	$1,117,763	$1,823,987	$21,094,284	$22,918,271

[1]	Non-covered loans held-in-portfolio are net of $128 million in unearned income and exclude $70 million in loans held-for-sale.
[2]	Includes $7.4 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the Federal Home Loan Bank (“FHLB”) as collateral for borrowings, $2.3 billion at the Federal Reserve Bank (“FRB”) for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

December 31, 2016
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$232	$—	$664	$896	$173,644	$174,540
Commercial real estate non-owner occupied	98,604	4,785	51,435	154,824	2,409,461	2,564,285
Commercial real estate owner occupied	12,967	5,014	112,997	130,978	1,660,497	1,791,475
Commercial and industrial	19,156	2,638	32,147	53,941	2,617,976	2,671,917
Construction	—	—	1,668	1,668	83,890	85,558
Mortgage	289,635	136,558	801,251	1,227,444	4,689,056	5,916,500
Leasing	6,619	1,356	3,062	11,037	691,856	702,893
Consumer:
Credit cards	11,646	8,752	18,725	39,123	1,061,484	1,100,607
Home equity lines of credit	—	65	185	250	8,101	8,351
Personal	12,148	7,918	20,686	40,752	1,109,425	1,150,177
Auto	32,441	7,217	12,320	51,978	774,614	826,592
Other	1,259	294	19,311	20,864	154,665	175,529

Total	$484,707	$174,597	$1,074,451	$1,733,755	$15,434,669	$17,168,424

December 31, 2016
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$5,952	$—	$206	$6,158	$1,058,138	$1,064,296
Commercial real estate non-owner occupied	1,992	379	1,195	3,566	1,353,750	1,357,316
Commercial real estate owner occupied	2,116	540	472	3,128	240,617	243,745
Commercial and industrial	960	610	101,257	102,827	828,106	930,933
Construction	—	—	—	—	690,742	690,742
Mortgage	15,974	5,272	11,713	32,959	746,902	779,861
Legacy	833	346	3,337	4,516	40,777	45,293
Consumer:
Credit cards	8	28	30	66	92	158
Home equity lines of credit	2,908	1,055	4,762	8,725	243,450	252,175
Personal	2,547	1,675	1,864	6,086	234,521	240,607
Auto	—	—	—	—	9	9
Other	—	—	8	8	180	188

Total	$33,290	$9,905	$124,844	$168,039	$5,437,284	$5,605,323

December 31, 2016
Popular, Inc.

	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.[1] [2]
Commercial multi-family	$6,184	$—	$870	$7,054	$1,231,782	$1,238,836
Commercial real estate non-owner occupied	100,596	5,164	52,630	158,390	3,763,211	3,921,601
Commercial real estate owner occupied	15,083	5,554	113,469	134,106	1,901,114	2,035,220
Commercial and industrial	20,116	3,248	133,404	156,768	3,446,082	3,602,850
Construction	—	—	1,668	1,668	774,632	776,300
Mortgage	305,609	141,830	812,964	1,260,403	5,435,958	6,696,361
Leasing	6,619	1,356	3,062	11,037	691,856	702,893
Legacy[3]	833	346	3,337	4,516	40,777	45,293
Consumer:
Credit cards	11,654	8,780	18,755	39,189	1,061,576	1,100,765
Home equity lines of credit	2,908	1,120	4,947	8,975	251,551	260,526
Personal	14,695	9,593	22,550	46,838	1,343,946	1,390,784
Auto	32,441	7,217	12,320	51,978	774,623	826,601
Other	1,259	294	19,319	20,872	154,845	175,717

Total	$517,997	$184,502	$1,199,295	$1,901,794	$20,871,953	$22,773,747

[1]	Non-covered loans held-in-portfolio are net of $121 million in unearned income and exclude $89 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.5 billion were pledged at the FHLB as collateral for borrowings, $2.3 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at June 30, 2017 and December 31, 2016. Accruing loans past due 90 days or more consist primarily of credit cards, Federal Housing Administration (“FHA”) / U.S. Department of Veterans Affairs (“VA”) and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

At June 30, 2017
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$561	$—	$503	$—	$1,064	$—
Commercial real estate non-owner occupied	23,107	—	1,778	—	24,885	—
Commercial real estate owner occupied	94,979	—	487	—	95,466	—
Commercial and industrial	44,216	229	1,233	—	45,449	229
Mortgage[3]	306,642	370,756	12,280	—	318,922	370,756
Leasing	2,065	—	—	—	2,065	—
Legacy	—	—	3,360	—	3,360	—
Consumer:
Credit cards	—	19,012	2	—	2	19,012
Home equity lines of credit	—	926	7,922	—	7,922	926
Personal	19,049	11	2,179	—	21,228	11
Auto	10,634	—	—	—	10,634	—
Other	16,129	635	3	—	16,132	635

Total[2]	$517,382	$391,569	$29,747	$—	$547,129	$391,569

[1]	Non-covered loans of $179 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $160 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2017. Furthermore, the Corporation has approximately $57 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2016
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$664	$—	$206	$—	$870	$—
Commercial real estate non-owner occupied	24,611	—	1,195	—	25,806	—
Commercial real estate owner occupied	102,771	—	472	—	103,243	—
Commercial and industrial	31,609	538	1,820	—	33,429	538
Mortgage[3]	318,194	406,583	11,713	—	329,907	406,583
Leasing	3,062	—	—	—	3,062	—
Legacy	—	—	3,337	—	3,337	—
Consumer:
Credit cards	—	18,725	30	—	30	18,725
Home equity lines of credit	—	185	4,762	—	4,762	185
Personal	20,553	34	1,864	—	22,417	34
Auto	12,320	—	—	—	12,320	—
Other	18,724	587	8	—	18,732	587

Total[2]	$532,508	$426,652	$25,407	$—	$557,915	$426,652

[1]	Non-covered loans by $215 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $181 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2016. Furthermore, the Corporation has approximately $68 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

Covered loans

The following tables present the composition of loans by past due status at June 30, 2017 and December 31, 2016 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

June 30, 2017
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP [1]
Mortgage	$24,506	$12,270	$56,079	$92,855	$428,211	$521,066
Consumer	650	305	851	1,806	13,469	15,275

Total covered loans	$25,156	$12,575	$56,930	$94,661	$441,680	$536,341

[1]	Includes $314 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

December 31, 2016
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP [1]
Mortgage	$25,506	$12,904	$69,856	$108,266	$448,304	$556,570
Consumer	751	245	1,074	2,070	14,238	16,308

Total covered loans	$26,257	$13,149	$70,930	$110,336	$462,542	$572,878

[1]	Includes $337 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Mortgage	$3,866	$—	$3,794	$—
Consumer	160	—	121	—

Total[1]	$4,026	$—	$3,915	$—

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at June 30, 2017 (December 31, 2016—$10 million).

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

	June 30, 2017			December 31, 2016
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$908,923	$14,764	$923,687	$985,181	$14,440	$999,621
Commercial and industrial	96,795	—	96,795	103,476	—	103,476
Construction	—	170	170	—	1,668	1,668
Mortgage	555,771	22,822	578,593	587,949	25,781	613,730
Consumer	17,707	835	18,542	18,775	1,059	19,834

Carrying amount [1]	1,579,196	38,591	1,617,787	1,695,381	42,948	1,738,329
Allowance for loan losses	(59,165)	(6,509)	(65,674)	(61,855)	(7,022)	(68,877)

Carrying amount, net of allowance	$1,520,031	$32,082	$1,552,113	$1,633,526	$35,926	$1,669,452

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remains subject to the loss sharing agreement with the FDIC amounted to approximately $526 million as of June 30, 2017 and $563 million as of December 31, 2016.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.0 billion at June 30, 2017 (December 31, 2016 - $2.1 billion). At June 30, 2017, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and six months ended June 30, 2017 and 2016, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	June 30, 2017			June 30, 2016
	Non-credit	Credit		Non-credit	Credit
(In thousands)	impaired loans	impaired loans	Total	impaired loans	impaired loans	Total

Beginning balance	$973,681	$7,525	$981,206	$1,118,276	$10,532	$1,128,808
Accretion	(35,679)	(809)	(36,488)	(45,137)	(3,339)	(48,476)
Change in expected cash flows	(1,798)	(252)	(2,050)	(11,168)	2,516	(8,652)

Ending balance	$936,204	$6,464	$942,668	$1,061,971	$9,709	$1,071,680

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the six months ended
	June 30, 2017			June 30, 2016
	Non-credit	Credit		Non-credit	Credit
	impaired	impaired		impaired	impaired
(In thousands)	loans	loans	Total	loans	loans	Total
Beginning balance	$1,001,908	$8,179	$1,010,087	$1,105,732	$6,726	$1,112,458
Accretion	(71,695)	(1,685)	(73,380)	(87,137)	(4,872)	(92,009)
Change in expected cash flows	5,991	(30)	5,961	43,376	7,855	51,231

Ending balance	$936,204	$6,464	$942,668	$1,061,971	$9,709	$1,071,680

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	June 30, 2017			June 30, 2016
	Non-credit	Credit		Non-credit	Credit
(In thousands)	impaired loans	impaired loans	Total	impaired loans	impaired loans	Total
Beginning balance	$1,648,328	$40,572	$1,688,900	$1,865,940	$69,501	$1,935,441
Accretion	35,679	809	36,488	45,137	3,339	48,476
Collections / loan sales / charge-offs[1]	(104,811)	(2,790)	(107,601)	(156,464)	(27,510)	(183,974)

Ending balance[2]	$1,579,196	$38,591	$1,617,787	$1,754,613	$45,330	$1,799,943
Allowance for loan losses ASC 310-30 Westernbank loans	(59,165)	(6,509)	(65,674)	(57,895)	(9,100)	(66,995)

Ending balance, net of ALLL	$1,520,031	$32,082	$1,552,113	$1,696,718	$36,230	$1,732,948

[1]	For the quarter ended June 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.
[2]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 526 million as of June 30, 2017 (June 30, 2016- $597 million).

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the six months ended
	June 30, 2017			June 30, 2016
	Non-credit	Credit		Non-credit	Credit
	impaired	impaired		impaired	impaired
(In thousands)	loans	loans	Total	loans	loans	Total
Beginning balance	$1,695,381	$42,948	$1,738,329	$1,898,146	$76,355	$1,974,501
Accretion	71,695	1,685	73,380	87,137	4,872	92,009
Collections / loan sales / charge-offs[1]	(187,880)	(6,042)	(193,922)	(230,670)	(35,897)	(266,567)

Ending balance[2]	$1,579,196	$38,591	$1,617,787	$1,754,613	$45,330	$1,799,943
Allowance for loan losses ASC 310-30 Westernbank loans	(59,165)	(6,509)	(65,674)	(57,895)	(9,100)	(66,995)

Ending balance, net of ALLL	$1,520,031	$32,082	$1,552,113	$1,696,718	$36,230	$1,732,948

[1]	For the quarter ended June 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.
[2]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $526 million as of June 30, 2017 (June 30, 2016- $597 million).

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $679 million at June 30, 2017 (December 31, 2016 - $700 million). At June 30, 2017, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended June 30, 2017 and 2016 were as follows:

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the quarter ended June 30, 2017	For the quarter ended June 30, 2016
Beginning balance	$309,778	$267,768
Additions	2,601	4,171
Accretion	(8,422)	(8,730)
Change in expected cash flows	(953)	9,400

Ending balance	$303,004	$272,609

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Beginning balance	$278,896	$221,128
Additions	5,855	8,511
Accretion	(17,258)	(17,285)
Change in expected cash flows	35,511	60,255

Ending balance	$303,004	$272,609

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended June 30, 2017	For the quarter ended June 30, 2016
Beginning balance	$556,724	562,723
Additions	4,298	8,354
Accretion	8,422	8,730
Collections and charge-offs	(18,567)	(17,062)

Ending balance	$550,877	$562,745
Allowance for loan losses ASC 310-30 other acquired loans	(37,923)	(16,059)

Ending balance, net of ALLL	$512,954	$546,686

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Beginning balance	$562,695	$564,050
Purchase accounting adjustments related to the Doral Bank Transaction (Refer to Note 14)	—	(4,707)
Additions	9,879	18,405
Accretion	17,258	17,285
Collections and charge-offs	(38,955)	(32,288)

Ending balance	$550,877	$562,745
Allowance for loan losses ASC 310-30 other acquired loans	(37,923)	(16,059)

Ending balance, net of ALLL	$512,954	$546,686

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

For the period ended June 30, 2017, 39% (June 30, 2016—51%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the personal, other consumer and commercial and industrial portfolios for 2017 and in the other consumer, mortgage, commercial multi-family and commercial and industrial loan portfolios for 2016.

For the period ended June 30, 2017, 2% (June 30, 2016—1%) of our BPNA segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the commercial multifamily loan and legacy portfolios for 2017 and in the consumer loan portfolio for 2016.

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

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and six months ended June 30, 2017 and 2016.

For the quarter ended June 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$187,631	$1,961	$144,937	$7,897	$124,091	$466,517
Provision (reversal of provision)	(1,697)	(2,858)	23,682	1,544	21,502	42,173
Charge-offs	(21,575)	(68)	(21,493)	(1,956)	(28,002)	(73,094)
Recoveries	9,830	2,438	740	518	5,313	18,839

Ending balance	$174,189	$1,473	$147,866	$8,003	$122,904	$454,435

Specific ALLL	$41,982	$—	$47,954	$487	$21,999	$112,422

General ALLL	$132,207	$1,473	$99,912	$7,516	$100,905	$342,013

Loans held-in-portfolio:
Impaired non-covered loans	$333,936	$—	$505,244	$1,668	$103,798	$944,646
Non-covered loans held-in-portfolio excluding impaired loans	6,822,150	96,904	5,313,039	741,935	3,157,991	16,132,019

Total non-covered loans held-in-portfolio	$7,156,086	$96,904	$5,818,283	$743,603	$3,261,789	$17,076,665

For the quarter ended June 30, 2017
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$27,341	$—	$430	$27,771
Provision (reversal of provision)	—	—	2,405	—	109	2,514
Charge-offs	—	—	(606)	—	(17)	(623)
Recoveries	—	—	1,144	—	2	1,146

Ending balance	$—	$—	$30,284	$—	$524	$30,808

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,284	$—	$524	$30,808

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	521,066	—	15,275	536,341

Total covered loans held-in-portfolio	$—	$—	$521,066	$—	$15,275	$536,341

For the quarter ended June 30, 2017
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,053	$8,036	$4,282	$1,166	$15,671	$50,208
Provision (reversal of provision)	6,623	(1,508)	302	(471)	2,846	7,792
Charge-offs	(151)	—	(845)	(542)	(4,786)	(6,324)
Recoveries	794	—	383	840	1,078	3,095

Ending balance	$28,319	$6,528	$4,122	$993	$14,809	$54,771

Specific ALLL	$—	$—	$2,194	$—	$694	$2,888

General ALLL	$28,319	$6,528	$1,928	$993	$14,115	$51,883

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$3,229	$12,125
Loans held-in-portfolio excluding impaired loans	3,891,273	687,485	725,617	39,067	486,039	5,829,481

Total loans held-in-portfolio	$3,891,273	$687,485	$734,513	$39,067	$489,268	$5,841,606

For the quarter ended June 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$208,684	$9,997	$176,560	$1,166	$7,897	$140,192	$544,496
Provision (reversal of provision)	4,926	(4,366)	26,389	(471)	1,544	24,457	52,479
Charge-offs	(21,726)	(68)	(22,944)	(542)	(1,956)	(32,805)	(80,041)
Recoveries	10,624	2,438	2,267	840	518	6,393	23,080

Ending balance	$202,508	$8,001	$182,272	$993	$8,003	$138,237	$540,014

Specific ALLL	$41,982	$—	$50,148	$—	$487	$22,693	$115,310

General ALLL	$160,526	$8,001	$132,124	$993	$7,516	$115,544	$424,704

Loans held-in-portfolio:
Impaired loans	$333,936	$—	$514,140	$—	$1,668	$107,027	$956,771
Loans held-in-portfolio excluding impaired loans	10,713,423	784,389	6,559,722	39,067	741,935	3,659,305	22,497,841

Total loans held-in-portfolio	$11,047,359	$784,389	$7,073,862	$39,067	$743,603	$3,766,332	$23,454,612

For the six months ended June 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$189,686	$1,353	$143,320	$7,662	$125,963	$467,984
Provision (reversal of provision)	(1,114)	(2,394)	38,854	2,592	35,713	73,651
Charge-offs	(32,646)	(3,655)	(36,476)	(3,297)	(49,814)	(125,888)
Recoveries	18,263	6,169	2,168	1,046	11,042	38,688

Ending balance	$174,189	$1,473	$147,866	$8,003	$122,904	$454,435

Specific ALLL	$41,982	$—	$47,954	$487	$21,999	$112,422

General ALLL	$132,207	$1,473	$99,912	$7,516	$100,905	$342,013

Loans held-in-portfolio:
Impaired non-covered loans	$333,936	$—	$505,244	$1,668	$103,798	$944,646
Non-covered loans held-in-portfolio excluding impaired loans	6,822,150	96,904	5,313,039	741,935	3,157,991	16,132,019

Total non-covered loans held-in-portfolio	$7,156,086	$96,904	$5,818,283	$743,603	$3,261,789	$17,076,665

For the six months ended June 30, 2017
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,159	$—	$191	$30,350
Provision (reversal of provision)	—	—	715	—	440	1,155
Charge-offs	—	—	(1,837)	—	(110)	(1,947)
Recoveries	—	—	1,247	—	3	1,250

Ending balance	$—	$—	$30,284	$—	$524	$30,808

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,284	$—	$524	$30,808

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	521,066	—	15,275	536,341

Total covered loans held-in-portfolio	$—	$—	$521,066	$—	$15,275	$536,341

For the six months ended June 30, 2017
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$12,968	$8,172	$4,614	$1,343	$15,220	$42,317
Provision (reversal of provision)	14,245	(1,644)	(134)	(1,136)	7,040	18,371
Charge-offs	(221)	—	(951)	(583)	(9,519)	(11,274)
Recoveries	1,327	—	593	1,369	2,068	5,357

Ending balance	$28,319	$6,528	$4,122	$993	$14,809	$54,771

Specific ALLL	$—	$—	$2,194	$—	$694	$2,888

General ALLL	$28,319	$6,528	$1,928	$993	$14,115	$51,883

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$3,229	$12,125
Loans held-in-portfolio excluding impaired loans	3,891,273	687,485	725,617	39,067	486,039	5,829,481

Total loans held-in-portfolio	$3,891,273	$687,485	$734,513	$39,067	$489,268	$5,841,606

For the six months ended June 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,654	$9,525	$178,093	$1,343	$7,662	$141,374	$540,651
Provision (reversal of provision)	13,131	(4,038)	39,435	(1,136)	2,592	43,193	93,177
Charge-offs	(32,867)	(3,655)	(39,264)	(583)	(3,297)	(59,443)	(139,109)
Recoveries	19,590	6,169	4,008	1,369	1,046	13,113	45,295

Ending balance	$202,508	$8,001	$182,272	$993	$8,003	$138,237	$540,014

Specific ALLL	$41,982	$—	$50,148	$—	$487	$22,693	$115,310

General ALLL	$160,526	$8,001	$132,124	$993	$7,516	$115,544	$424,704

Loans held-in-portfolio:
Impaired loans	$333,936	$—	$514,140	$—	$1,668	$107,027	$956,771
Loans held-in-portfolio excluding impaired loans	10,713,423	784,389	6,559,722	39,067	741,935	3,659,305	22,497,841

Total loans held-in-portfolio	$11,047,359	$784,389	$7,073,862	$39,067	$743,603	$3,766,332	$23,454,612

For the quarter ended June 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$197,590	$4,237	$124,500	$11,035	$135,785	$473,147
Provision (reversal of provision)	3,515	(4,772)	25,688	(507)	14,427	38,351
Charge-offs	(24,489)	(1,531)	(13,950)	(879)	(26,011)	(66,860)
Recoveries	18,842	4,757	486	445	6,108	30,638
Net recoveries (write-downs)	4,369	914	—	—	162	5,445

Ending balance	$199,827	$3,605	$136,724	$10,094	$130,471	$480,721

Specific ALLL	$53,350	$116	$42,106	$548	$24,167	$120,287

General ALLL	$146,477	$3,489	$94,618	$9,546	$106,304	$360,434

Loans held-in-portfolio:
Impaired non-covered loans	$335,881	$1,036	$476,161	$2,110	$109,130	$924,318
Non-covered loans held-in-portfolio excluding impaired loans	6,881,171	102,606	5,544,401	661,984	3,212,552	16,402,714

Total non-covered loans held-in-portfolio	$7,217,052	$103,642	$6,020,562	$664,094	$3,321,682	$17,327,032

For the quarter ended June 30, 2016
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$29,822	$—	$223	$30,045
Provision (reversal of provision)	—	—	828	—	(24)	804
Charge-offs	—	—	(884)	—	427	(457)
Recoveries	—	—	185	—	4	189

Ending balance	$—	$—	$29,951	$—	$630	$30,581

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$29,951	$—	$630	$30,581

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	589,256	—	17,914	607,170

Total covered loans held-in-portfolio	$—	$—	$589,256	$—	$17,914	$607,170

For the quarter ended June 30, 2016
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,587	$4,739	$5,099	$2,484	$13,371	$35,280
Provision (reversal of provision)	(998)	2,721	(321)	(1,525)	1,440	1,317
Charge-offs	(390)	—	(132)	(134)	(2,662)	(3,318)
Recoveries	1,655	—	116	1,027	1,341	4,139

Ending balance	$9,854	$7,460	$4,762	$1,852	$13,490	$37,418

Specific ALLL	$—	$—	$1,803	$—	$731	$2,534

General ALLL	$9,854	$7,460	$2,959	$1,852	$12,759	$34,884

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,564	$—	$2,480	$11,044
Loans held-in-portfolio excluding impaired loans	3,142,763	613,690	834,992	49,709	561,431	5,202,585

Total loans held-in-portfolio	$3,142,763	$613,690	$843,556	$49,709	$563,911	$5,213,629

For the quarter ended June 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,177	$8,976	$159,421	$2,484	$11,035	$149,379	$538,472
Provision (reversal of provision)	2,517	(2,051)	26,195	(1,525)	(507)	15,843	40,472
Charge-offs	(24,879)	(1,531)	(14,966)	(134)	(879)	(28,246)	(70,635)
Recoveries	20,497	4,757	787	1,027	445	7,453	34,966
Net recovery (write-downs)	4,369	914	—	—	—	162	5,445

Ending balance	$209,681	$11,065	$171,437	$1,852	$10,094	$144,591	$548,720

Specific ALLL	$53,350	$116	$43,909	$—	$548	$24,898	$122,821

General ALLL	$156,331	$10,949	$127,528	$1,852	$9,546	$119,693	$425,899

Loans held-in-portfolio:
Impaired loans	$335,881	$1,036	$484,725	$—	$2,110	$111,610	$935,362
Loans held-in-portfolio excluding impaired loans	10,023,934	716,296	6,968,649	49,709	661,984	3,791,897	22,212,469

Total loans held-in-portfolio	$10,359,815	$717,332	$7,453,374	$49,709	$664,094	$3,903,507	$23,147,831

For the six months ended June 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$186,925	$4,957	$128,327	$10,993	$138,721	$469,923
Provision (reversal of provision)	16,884	(5,181)	36,557	1,173	32,789	82,222
Charge-offs	(33,457)	(2,075)	(29,922)	(3,006)	(53,390)	(121,850)
Recoveries	25,106	4,990	1,762	934	12,189	44,981
Net recoveries (write-downs)	4,369	914	—	—	162	5,445

Ending balance	$199,827	$3,605	$136,724	$10,094	$130,471	$480,721

Specific ALLL	$53,350	$116	$42,106	$548	$24,167	$120,287

General ALLL	$146,477	$3,489	$94,618	$9,546	$106,304	$360,434

Loans held-in-portfolio:
Impaired non-covered loans	$335,881	$1,036	$476,161	$2,110	$109,130	$924,318
Non-covered loans held-in-portfolio excluding impaired loans	6,881,171	102,606	5,544,401	661,984	3,212,552	16,402,714

Total non-covered loans held-in-portfolio	$7,217,052	$103,642	$6,020,562	$664,094	$3,321,682	$17,327,032

For the six months ended June 30, 2016
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$33,967	$—	$209	$34,176
Provision (reversal of provision)	—	—	(2,321)	—	20	(2,301)
Charge-offs	—	—	(2,105)	—	394	(1,711)
Recoveries	—	—	410	—	7	417

Ending balance	$—	$—	$29,951	$—	$630	$30,581

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$29,951	$—	$630	$30,581

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	589,256	—	17,914	607,170

Total covered loans held-in-portfolio	$—	$—	$589,256	$—	$17,914	$607,170

For the six months ended June 30, 2016
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,908	$3,912	$4,985	$2,687	$11,520	$33,012
Provision (reversal of provision)	(1,114)	3,548	23	(1,975)	4,904	5,386
Charge-offs	(885)	—	(573)	(243)	(5,310)	(7,011)
Recoveries	1,945	—	327	1,383	2,376	6,031

Ending balance	$9,854	$7,460	$4,762	$1,852	$13,490	$37,418

Specific ALLL	$—	$—	$1,803	$—	$731	$2,534

General ALLL	$9,854	$7,460	$2,959	$1,852	$12,759	$34,884

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,564	$—	$2,480	$11,044
Loans held-in-portfolio excluding impaired loans	3,142,763	613,690	834,992	49,709	561,431	5,202,585

Total loans held-in-portfolio	$3,142,763	$613,690	$843,556	$49,709	$563,911	$5,213,629

For the six months ended June 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$196,833	$8,869	$167,279	$2,687	$10,993	$150,450	$537,111
Provision (reversal of provision)	15,770	(1,633)	34,259	(1,975)	1,173	37,713	85,307
Charge-offs	(34,342)	(2,075)	(32,600)	(243)	(3,006)	(58,306)	(130,572)
Recoveries	27,051	4,990	2,499	1,383	934	14,572	51,429
Net recoveries (write-downs)	4,369	914	—	—	—	162	5,445

Ending balance	$209,681	$11,065	$171,437	$1,852	$10,094	$144,591	$548,720

Specific ALLL	$53,350	$116	$43,909	$—	$548	$24,898	$122,821

General ALLL	$156,331	$10,949	$127,528	$1,852	$9,546	$119,693	$425,899

Loans held-in-portfolio:
Impaired loans	$335,881	$1,036	$484,725	$—	$2,110	$111,610	$935,362
Loans held-in-portfolio excluding impaired loans	10,023,934	716,296	6,968,649	49,709	661,984	3,791,897	22,212,469

Total loans held-in-portfolio	$10,359,815	$717,332	$7,453,374	$49,709	$664,094	$3,903,507	$23,147,831

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the six months ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance at beginning of period	$66,544	$62,967	$68,877	$63,563
Provision (reversal of provision)	5,541	(5,861)	5,219	(4,070)
Net recoveries (charge-offs)	(6,411)	9,889	(8,422)	7,502

Balance at end of period	$65,674	$66,995	$65,674	$66,995

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2017 and December 31, 2016.

June 30, 2017
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$77	$77	$28	$—	$—	$77	$77	$28
Commercial real estate non-owner occupied	110,127	120,481	25,962	7,742	12,905	117,869	133,386	25,962
Commercial real estate owner occupied	123,667	148,233	9,729	30,907	67,500	154,574	215,733	9,729
Commercial and industrial	54,002	58,477	6,263	7,414	15,284	61,416	73,761	6,263
Mortgage	448,981	497,626	47,954	56,263	67,871	505,244	565,497	47,954
Leasing	1,668	1,668	487	—	—	1,668	1,668	487
Consumer:
Credit cards	35,672	35,672	5,424	—	—	35,672	35,672	5,424
Personal	65,166	65,166	16,025	—	—	65,166	65,166	16,025
Auto	2,080	2,080	414	—	—	2,080	2,080	414
Other	880	880	136	—	—	880	880	136

Total Puerto Rico	$842,320	$930,360	$112,422	$102,326	$163,560	$944,646	$1,093,920	$112,422

June 30, 2017
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$6,344	$8,080	$2,194	$2,552	$3,461	$8,896	$11,541	$2,194
Consumer:
HELOCs	1,952	1,961	476	523	538	2,475	2,499	476
Personal	536	536	218	218	218	754	754	218

Total U.S. mainland	$8,832	$10,577	$2,888	$3,293	$4,217	$12,125	$14,794	$2,888

June 30, 2017
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$77	$77	$28	$—	$—	$77	$77	$28
Commercial real estate non-owner occupied	110,127	120,481	25,962	7,742	12,905	117,869	133,386	25,962
Commercial real estate owner occupied	123,667	148,233	9,729	30,907	67,500	154,574	215,733	9,729
Commercial and industrial	54,002	58,477	6,263	7,414	15,284	61,416	73,761	6,263
Mortgage	455,325	505,706	50,148	58,815	71,332	514,140	577,038	50,148
Leasing	1,668	1,668	487	—	—	1,668	1,668	487
Consumer:
Credit Cards	35,672	35,672	5,424	—	—	35,672	35,672	5,424
HELOCs	1,952	1,961	476	523	538	2,475	2,499	476
Personal	65,702	65,702	16,243	218	218	65,920	65,920	16,243
Auto	2,080	2,080	414	—	—	2,080	2,080	414
Other	880	880	136	—	—	880	880	136

Total Popular, Inc.	$851,152	$940,937	$115,310	$105,619	$167,777	$956,771	$1,108,714	$115,310

December 31, 2016
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$82	$82	$34	$—	$—	$82	$82	$34
Commercial real estate non-owner occupied	104,119	105,047	24,537	15,935	29,631	120,054	134,678	24,537
Commercial real estate owner occupied	131,634	169,013	13,007	31,962	50,094	163,596	219,107	13,007
Commercial and industrial	46,862	49,301	4,797	7,828	11,478	54,690	60,779	4,797
Mortgage	426,737	466,249	42,428	70,751	87,806	497,488	554,055	42,428
Leasing	1,817	1,817	535	—	—	1,817	1,817	535
Consumer:
Credit cards	37,464	37,464	5,588	—	—	37,464	37,464	5,588
Personal	66,043	66,043	16,955	—	—	66,043	66,043	16,955
Auto	2,117	2,117	474	—	—	2,117	2,117	474
Other	991	991	168	—	—	991	991	168

Total Puerto Rico	$817,866	$898,124	$108,523	$126,476	$179,009	$944,342	$1,077,133	$108,523

December 31, 2016
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$6,381	$7,971	$2,182	$2,495	$3,369	$8,876	$11,340	$2,182
Consumer:
HELOCs	2,421	2,429	667	300	315	2,721	2,744	667
Personal	39	39	5	79	79	118	118	5

Total U.S. mainland	$8,841	$10,439	$2,854	$2,874	$3,763	$11,715	$14,202	$2,854

December 31, 2016
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$82	$82	$34	$—	$—	$82	$82	$34
Commercial real estate non-owner occupied	104,119	105,047	24,537	15,935	29,631	120,054	134,678	24,537
Commercial real estate owner occupied	131,634	169,013	13,007	31,962	50,094	163,596	219,107	13,007
Commercial and industrial	46,862	49,301	4,797	7,828	11,478	54,690	60,779	4,797
Mortgage	433,118	474,220	44,610	73,246	91,175	506,364	565,395	44,610
Leasing	1,817	1,817	535	—	—	1,817	1,817	535
Consumer:
Credit Cards	37,464	37,464	5,588	—	—	37,464	37,464	5,588
HELOCs	2,421	2,429	667	300	315	2,721	2,744	667
Personal	66,082	66,082	16,960	79	79	66,161	66,161	16,960
Auto	2,117	2,117	474	—	—	2,117	2,117	474
Other	991	991	168	—	—	991	991	168

Total Popular, Inc.	$826,707	$908,563	$111,377	$129,350	$182,772	$956,057	$1,091,335	$111,377

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and six months ended June 30, 2017 and 2016.

For the quarter ended June 30, 2017
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$78	$1	$—	$—	$78	$1
Commercial real estate non-owner occupied	117,744	1,341	—	—	117,744	1,341
Commercial real estate owner occupied	160,001	1,534	—	—	160,001	1,534
Commercial and industrial	63,558	502	—	—	63,558	502
Mortgage	503,446	4,814	8,909	22	512,355	4,836
Leasing	1,736	—	—	—	1,736	—
Consumer:
Credit cards	36,812	—	—	—	36,812	—
Helocs	—	—	2,570	—	2,570	—
Personal	65,394	—	435	—	65,829	—
Auto	2,075	—	—	—	2,075	—
Other	736	—	—	—	736	—

Total Popular, Inc.	$951,580	$8,192	$11,914	$22	$963,494	$8,214

For the quarter ended June 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate non-owner occupied	$139,910	$1,362	$—	$—	$139,910	$1,362
Commercial real estate owner occupied	139,722	1,316	—	—	139,722	1,316
Commercial and industrial	57,799	491	—	—	57,799	491
Construction	1,528	14	—	—	1,528	14
Mortgage	473,672	3,385	8,237	65	481,909	3,450
Leasing	2,251	—	—	—	2,251	—
Consumer:
Credit cards	38,078	—	—	—	38,078	—
Helocs	—	—	1,762	—	1,762	—
Personal	67,642	—	602	—	68,244	—
Auto	3,371	—	—	—	3,371	—
Other	435	—	—	—	435	—

Total Popular, Inc.	$924,408	$6,568	$10,601	$65	$935,009	$6,633

For the six months ended June 30, 2017
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$79	$3	$—	$—	$79	$3
Commercial real estate non-owner occupied	118,514	2,697	—	—	118,514	2,697
Commercial real estate owner occupied	161,199	3,198	—	—	161,199	3,198
Commercial and industrial	60,602	1,144	—	—	60,602	1,144
Mortgage	501,460	8,184	8,898	66	510,358	8,250
Leasing	1,763	—	—	—	1,763	—
Consumer:
Credit cards	37,029	—	—	—	37,029	—
HELOCs	—	—	2,620	—	2,620	—
Personal	65,610	—	329	—	65,939	—
Auto	2,089	—	—	—	2,089	—
Other	821	—	—	—	821	—

Total Popular, Inc.	$949,166	$15,226	$11,847	$66	$961,013	$15,292

For the six months ended June 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate non-owner occupied	$131,933	$2,591	$—	$—	$131,933	$2,591
Commercial real estate owner occupied	145,550	2,767	—	—	145,550	2,767
Commercial and industrial	59,848	1,001	—	—	59,848	1,001
Construction	1,846	35	—	—	1,846	35
Mortgage	470,820	6,773	7,763	65	478,583	6,838
Leasing	2,302	—	—	—	2,302	—
Consumer:
Credit cards	38,296	—	—	—	38,296	—
HELOCs	—	—	1,695	—	1,695	—
Personal	67,931	—	606	—	68,537	—
Auto	2,878	—	—	—	2,878	—
Other	465	—	—	—	465	—

Total Popular, Inc.	$921,869	$13,167	$10,064	$65	$931,933	$13,232

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.3 billion at June 30, 2017 (December 31, 2016 - $ 1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $9 million related to the commercial loan portfolio at June 30, 2017 (December 31, 2016 - $8 million).

At June 30, 2017, the mortgage loan TDRs include $430 million guaranteed by U.S. sponsored entities at BPPR, compared to $407 million at December 31, 2016.

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the summary of significant accounting policies included in Note 2 of the 2016 Form 10-K.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at June 30, 2017 and December 31, 2016.

	Popular, Inc.
	Non-Covered Loans
	June 30, 2017				December 31, 2016
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$171,068	$65,505	$236,573	$38,506	$176,887	$83,157	$260,044	$40,810
Mortgage	781,636	123,726	905,362	50,148	744,926	127,071	871,997	44,610
Leases	1,253	415	1,668	487	1,383	434	1,817	535
Consumer	98,057	12,313	110,370	22,693	100,277	12,442	112,719	23,857

Total	$1,052,014	$201,959	$1,253,973	$111,834	$1,023,473	$223,104	$1,246,577	$109,812

	Popular, Inc.
	Covered Loans
	June 30, 2017				December 31, 2016
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Mortgage	$2,796	$3,003	$5,799	$—	$2,950	$2,580	$5,530	$—

Total	$2,796	$3,003	$5,799	$—	$2,950	$2,580	$5,530	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2017 and 2016. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended June 30, 2017				For the six months ended June 30, 2017
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	4	—	—	—	4	1	—	—
Commercial real estate owner occupied	1	8	—	—	3	9	—	—
Commercial and industrial	—	15	—	—	2	21	—	—
Mortgage	18	15	114	32	32	21	218	100
Leasing	—	1	2	—	—	1	5	—
Consumer:
Credit cards	159	—	—	152	285	—	1	310
HELOCs	—	1	1	—	—	1	1	—
Personal	250	—	—	—	512	4	—	1
Auto	—	3	1	1	—	4	2	1
Other	8	1	—	1	16	1	—	1

Total	440	44	118	186	854	63	227	413

	Popular, Inc.
	For the quarter ended June 30, 2016				For the six months ended June 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	—	—	—	2	1	—	—
Commercial real estate owner occupied	13	4	—	—	29	5	—	—
Commercial and industrial	8	1	—	—	14	1	—	—
Mortgage	18	24	119	35	38	34	242	90
Consumer:
Credit cards	210	—	—	199	385	—	—	373
HELOCs	—	—	1	1	—	—	2	1
Personal	259	5	—	1	520	10	—	1
Auto	—	5	2	—	—	7	4	—
Other	11	—	—	—	21	—	—	—

Total	520	39	122	236	1,009	58	248	465

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2017 and 2016.

Popular, Inc.
For the quarter ended June 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$1,928	$1,762	$156
Commercial real estate owner occupied	9	1,546	1,535	87
Commercial and industrial	15	509	535	49
Mortgage	179	20,017	18,819	1,226
Leasing	3	122	120	34
Consumer:
Credit cards	311	2,502	2,757	332
HELOCs	2	486	483	13
Personal	250	4,436	4,443	998
Auto	5	1,965	1,920	348
Other	10	1,891	1,891	55

Total	788	$35,402	$34,265	$3,298

Popular, Inc.
For the quarter ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$197	$197	$7
Commercial real estate owner occupied	17	7,755	6,625	201
Commercial and industrial	9	1,057	1,056	(25)
Mortgage	196	18,764	18,547	1,398
Consumer:
Credit cards	409	3,775	4,388	651
HELOCs	2	208	251	139
Personal	265	4,195	4,237	1,044
Auto	7	61	64	13
Other	11	32	33	5

Total	917	$36,044	$35,398	$3,433

Popular, Inc.
For the six months ended June 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$2,069	$1,901	$145
Commercial real estate owner occupied	12	2,703	2,682	143
Commercial and industrial	23	828	2,923	468
Mortgage	371	41,085	38,332	2,240
Leasing	6	236	235	66
Consumer:
Credit cards	596	4,904	5,400	644
HELOCs	2	486	483	13
Personal	517	9,034	9,038	2,031
Auto	7	2,001	1,957	354
Other	18	1,956	1,956	64

Total	1,557	$65,302	$64,907	$6,168

Popular, Inc.
For the six months ended June 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$6,520	$6,504	$4,169
Commercial real estate owner occupied	34	10,850	9,774	337
Commercial and industrial	15	3,586	3,583	(20)
Mortgage	404	44,336	43,021	3,627
Consumer:
Credit cards	758	7,031	8,053	1,227
HELOCs	3	355	398	216
Personal	531	8,608	8,648	1,931
Auto	11	133	140	25
Other	21	55	57	10

Total	1,780	$81,474	$80,178	$11,522

During the six months ended June 30, 2017, two loans with an aggregate unpaid principal balance of $766 thousand, were restructured into multiple notes (“Note A / B split”). The Corporation recorded $239 thousand charge-offs as part of those loan restructurings during the quarter ended June 30, 2017. The restructuring of those loans was made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on those commercial TDRs amounted to approximately $527 thousand at June 30, 2017 with a related allowance for loan losses amounting to approximately $96 thousand.

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at June 30, 2017 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Popular, Inc.
	Defaulted during the quarter ended June 30, 2017		Defaulted during the six months ended June 30, 2017
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$195	2	$457
Commercial real estate owner occupied	2	1,483	3	1,749
Commercial and industrial	1	21	3	565
Mortgage	30	2,542	62	5,896
Consumer:
Credit cards	27	349	46	648
HELOCs	1	97	2	140
Personal	55	1,095	82	2,070
Auto	1	19	3	54
Other	1	9	1	9

Total	119	$5,810	204	$11,588

Popular, Inc.
	Defaulted during the quarter ended June 30, 2016		Defaulted during the six months ended June 30, 2016
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$327
Commercial real estate owner occupied	1	47	7	2,503
Commercial and industrial	2	27	2	27
Mortgage	55	5,501	82	8,734
Leasing	1	32	5	63
Consumer:
Credit cards	56	594	171	1,758
Personal	37	711	64	1,473
Auto	1	16	2	33

Total	153	$6,928	335	$14,918

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2017 and December 31, 2016.

June 30, 2017
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,509	$300	$6,462	$—	$—	$8,271	$140,020	$148,291
Commercial real estate non-owner occupied	336,155	313,237	323,878	—	—	973,270	1,562,704	2,535,974
Commercial real estate owner occupied	270,326	131,016	330,045	12,222	—	743,609	942,824	1,686,433
Commercial and industrial	273,237	139,075	209,627	4,305	24	626,268	2,159,120	2,785,388

Total Commercial	881,227	583,628	870,012	16,527	24	2,351,418	4,804,668	7,156,086
Construction	125	2,056	170	—	—	2,351	94,553	96,904
Mortgage	2,809	3,153	179,471	—	—	185,433	5,632,850	5,818,283
Leasing	—	—	2,028	—	37	2,065	741,538	743,603
Consumer:
Credit cards	—	—	19,012	—	—	19,012	1,072,062	1,091,074
HELOCs	—	—	926	—	—	926	6,574	7,500
Personal	844	665	19,943	—	—	21,452	1,149,980	1,171,432
Auto	—	—	10,487	—	147	10,634	815,325	825,959
Other	—	—	16,349	—	398	16,747	149,077	165,824

Total Consumer	844	665	66,717	—	545	68,771	3,193,018	3,261,789

Total Puerto Rico	$885,005	$589,502	$1,118,398	$16,527	$606	$2,610,038	$14,466,627	$17,076,665

U.S. mainland
Commercial multi-family	$17,553	$6,429	$943	$—	$—	$24,925	$1,121,505	$1,146,430
Commercial real estate non-owner occupied	52,497	44,479	2,698	—	—	99,674	1,397,025	1,496,699
Commercial real estate owner occupied	20,182	2,938	8,995	—	—	32,115	219,858	251,973
Commercial and industrial	1,531	8,533	152,927	—	—	162,991	833,180	996,171

Total Commercial	91,763	62,379	165,563	—	—	319,705	3,571,568	3,891,273
Construction	26,338	19,652	29,818	—	—	75,808	611,677	687,485
Mortgage	—	—	12,278	—	—	12,278	722,235	734,513
Legacy	775	509	3,882	—	—	5,166	33,901	39,067
Consumer:
Credit cards	—	—	2	—	—	2	141	143
HELOCs	—	—	3,971	—	3,950	7,921	205,404	213,325
Personal	—	—	1,456	—	721	2,177	273,439	275,616
Auto	—	—	—	—	—	—	5	5
Other	—	—	3	—	—	3	176	179

Total Consumer	—	—	5,432	—	4,671	10,103	479,165	489,268

Total U.S. mainland	$118,876	$82,540	$216,973	$—	$4,671	$423,060	$5,418,546	$5,841,606

Popular, Inc.
Commercial multi-family	$19,062	$6,729	$7,405	$—	$—	$33,196	$1,261,525	$1,294,721
Commercial real estate non-owner occupied	388,652	357,716	326,576	—	—	1,072,944	2,959,729	4,032,673
Commercial real estate owner occupied	290,508	133,954	339,040	12,222	—	775,724	1,162,682	1,938,406
Commercial and industrial	274,768	147,608	362,554	4,305	24	789,259	2,992,300	3,781,559

Total Commercial	972,990	646,007	1,035,575	16,527	24	2,671,123	8,376,236	11,047,359
Construction	26,463	21,708	29,988	—	—	78,159	706,230	784,389
Mortgage	2,809	3,153	191,749	—	—	197,711	6,355,085	6,552,796
Legacy	775	509	3,882	—	—	5,166	33,901	39,067
Leasing	—	—	2,028	—	37	2,065	741,538	743,603
Consumer:
Credit cards	—	—	19,014	—	—	19,014	1,072,203	1,091,217
HELOCs	—	—	4,897	—	3,950	8,847	211,978	220,825
Personal	844	665	21,399	—	721	23,629	1,423,419	1,447,048
Auto	—	—	10,487	—	147	10,634	815,330	825,964
Other	—	—	16,352	—	398	16,750	149,253	166,003

Total Consumer	844	665	72,149	—	5,216	78,874	3,672,183	3,751,057

Total Popular, Inc.	$1,003,881	$672,042	$1,335,371	$16,527	$5,277	$3,033,098	$19,885,173	$22,918,271

The following table presents the weighted average obligor risk rating at June 30, 2017 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.10	6.23
Commercial real estate non-owner occupied	11.07	6.93
Commercial real estate owner occupied	11.24	7.11
Commercial and industrial	11.19	7.20

Total Commercial	11.16	7.08

Construction	11.00	7.61

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.53	7.22
Commercial real estate non-owner occupied	11.66	6.71
Commercial real estate owner occupied	11.05	7.21
Commercial and industrial	11.69	6.13

Total Commercial	11.65	6.77

Construction	11.00	7.68

Legacy	11.11	7.92

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2016
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,016	$383	$6,108	$—	$—	$8,507	$166,033	$174,540
Commercial real estate non-owner occupied	310,510	377,858	342,054	155	—	1,030,577	1,533,708	2,564,285
Commercial real estate owner occupied	310,484	109,873	360,941	17,788	—	799,086	992,389	1,791,475
Commercial and industrial	136,091	133,270	227,360	11,514	12	508,247	2,163,670	2,671,917

Total Commercial	759,101	621,384	936,463	29,457	12	2,346,417	4,855,800	7,202,217
Construction	50	1,705	1,668	—	—	3,423	82,135	85,558
Mortgage	4,407	1,987	190,090	—	—	196,484	5,720,016	5,916,500
Leasing	—	—	3,062	—	—	3,062	699,831	702,893
Consumer:
Credit cards	—	—	18,725	—	—	18,725	1,081,882	1,100,607
HELOCs	—	—	185	—	—	185	8,166	8,351
Personal	1,068	812	21,496	—	—	23,376	1,126,801	1,150,177
Auto	—	—	12,321	—	—	12,321	814,271	826,592
Other	—	—	19,311	—	—	19,311	156,218	175,529

Total Consumer	1,068	812	72,038	—	—	73,918	3,187,338	3,261,256

Total Puerto Rico	$764,626	$625,888	$1,203,321	$29,457	$12	$2,623,304	$14,545,120	$17,168,424

U.S. mainland
Commercial multi-family	$13,537	$7,796	$658	$—	$—	$21,991	$1,042,305	$1,064,296
Commercial real estate non-owner occupied	57,111	9,778	1,720	—	—	68,609	1,288,707	1,357,316
Commercial real estate owner occupied	9,271	—	9,119	—	—	18,390	225,355	243,745
Commercial and industrial	3,048	937	153,793	—	—	157,778	773,155	930,933

Total Commercial	82,967	18,511	165,290	—	—	266,768	3,329,522	3,596,290
Construction	3,000	8,153	16,950	—	—	28,103	662,639	690,742
Mortgage	—	—	11,711	—	—	11,711	768,150	779,861
Legacy	921	786	4,400	—	—	6,107	39,186	45,293
Consumer:
Credit cards	—	—	30	—	—	30	128	158
HELOCs	—	—	1,923	—	2,839	4,762	247,413	252,175
Personal	—	—	1,252	—	609	1,861	238,746	240,607
Auto	—	—	—	—	—	—	9	9
Other	—	—	8	—	—	8	180	188

Total Consumer	—	—	3,213	—	3,448	6,661	486,476	493,137

Total U.S. mainland	$86,888	$27,450	$201,564	$—	$3,448	$319,350	$5,285,973	$5,605,323

Popular, Inc.
Commercial multi-family	$15,553	$8,179	$6,766	$—	$—	$30,498	$1,208,338	$1,238,836
Commercial real estate non-owner occupied	367,621	387,636	343,774	155	—	1,099,186	2,822,415	3,921,601
Commercial real estate owner occupied	319,755	109,873	370,060	17,788	—	817,476	1,217,744	2,035,220
Commercial and industrial	139,139	134,207	381,153	11,514	12	666,025	2,936,825	3,602,850

Total Commercial	842,068	639,895	1,101,753	29,457	12	2,613,185	8,185,322	10,798,507
Construction	3,050	9,858	18,618	—	—	31,526	744,774	776,300
Mortgage	4,407	1,987	201,801	—	—	208,195	6,488,166	6,696,361
Legacy	921	786	4,400	—	—	6,107	39,186	45,293
Leasing	—	—	3,062	—	—	3,062	699,831	702,893
Consumer:
Credit cards	—	—	18,755	—	—	18,755	1,082,010	1,100,765
HELOCs	—	—	2,108	—	2,839	4,947	255,579	260,526
Personal	1,068	812	22,748	—	609	25,237	1,365,547	1,390,784
Auto	—	—	12,321	—	—	12,321	814,280	826,601
Other	—	—	19,319	—	—	19,319	156,398	175,717

Total Consumer	1,068	812	75,251	—	3,448	80,579	3,673,814	3,754,393

Total Popular, Inc.	$851,514	$653,338	$1,404,885	$29,457	$3,460	$2,942,654	$19,831,093	$22,773,747

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

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$64,077	$219,448	$69,334	$310,221
Accretion (amortization)	147	(4,036)	(629)	(8,078)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	2,126	475	2,274	(1,618)
Reimbursable expenses	723	2,235	1,644	6,185
Net payments from FDIC under loss-sharing agreements	(14,003)	—	(14,003)	(88,588)
Other adjustments attributable to FDIC loss-sharing agreements	—	—	(5,550)	—

Balance at end of period	$53,070	$218,122	$53,070	$218,122

Balance due to the FDIC for recoveries on covered assets [1]	(487)	(4,093)	(487)	(4,093)

Balance at end of period	$52,583	$214,029	$52,583	$214,029

[1]	Balance due to the FDIC for recoveries on covered assets for the quarter and six months ended June 30, 2016 amounting to $ 4.1 million was included in other liabilities in the accompanying Consolidated Statement of Condition (December 31, 2016 - $27.6 million).

The loss-share component of the arrangements applicable to commercial (including construction) and consumer loans expired during the quarter ended June 30, 2015. The agreement provides for reimbursement of recoveries to the FDIC to continue through the quarter ending June 30, 2018, and for the single family mortgage loss-share component of such agreement to expire on April 30, 2020.

The weighted average life of the single family loan portfolio accounted for under ASC 310-30 subject to the FDIC loss-sharing agreement at June 30, 2017 is 7.3 years.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Carrying amount (fair value)	$163,668	$153,158
Undiscounted amount	$188,512	$188,258

The increase in the fair value of the true-up payment obligation was principally driven by a decrease in the discount rate from 5.97% in 2016 to 4.72% in 2017 due to a lower risk premium. The estimated fair value of the true-up payment obligation corresponds to the difference between the initial estimated losses to be reimbursed by the FDIC and the revised estimate of reimbursable losses. As the amount of estimated reimbursable losses decreases, the value of the true-up payment obligation increases.

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$13,021	$14,675	$26,473	$29,477
Mortgage servicing rights fair value adjustments	(8,046)	(4,340)	(14,000)	(12,817)

Total mortgage servicing fees, net of fair value adjustments	4,975	10,335	12,473	16,660

Net gain on sale of loans, including valuation on loans held-for-sale	7,250	8,474	12,631	15,584

Trading account loss:
Unrealized gains (losses) on outstanding derivative positions	83	(59)	43	(139)
Realized losses on closed derivative positions	(1,567)	(2,523)	(3,037)	(5,327)

Total trading account loss	(1,484)	(2,582)	(2,994)	(5,466)

Total mortgage banking activities	$10,741	$16,227	$22,110	$26,778

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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2017 and 2016 because they did not contain any credit recourse arrangements. During the quarter ended June 30, 2017, the Corporation recorded a net gain of $6.1 million (June 30, 2016—$7.8 million) related to the residential mortgage loans securitized. During the six months ended June 30, 2017, the Corporation recorded a net gain of $11.1 million (June 30, 2016—$14.2 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2017 and 2016:

	Proceeds Obtained During the Quarter Ended June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities - FNMA	$—	$6,968	$—	$6,968

Total investment securities available-for-sale	$—	$6,968	$—	$6,968

Trading account securities:
Mortgage-backed securities - GNMA	$—	$135,961	$—	$135,961
Mortgage-backed securities - FNMA	—	30,455	—	30,455

Total trading account securities	$—	$166,416	$—	$166,416

Mortgage servicing rights	$—	$—	$2,708	$2,708

Total	$—	$173,384	$2,708	$176,092

	Proceeds Obtained During the Six Months Ended June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities - FNMA	$—	$11,720	$—	$11,720

Total investment securities available-for-sale	$—	$11,720	$—	$11,720

Trading account securities:
Mortgage-backed securities - GNMA	$—	$282,938	$—	$282,938
Mortgage-backed securities - FNMA	—	53,346	—	53,346

Total trading account securities	$—	$336,284	$—	$336,284

Mortgage servicing rights	$—	$—	$5,178	$5,178

Total	$—	$348,004	$5,178	$353,182

	Proceeds Obtained During the Quarter Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$170,115	$—	$170,115
Mortgage-backed securities - FNMA	—	43,078	—	43,078

Total trading account securities	$—	$213,193	$—	$213,193

Mortgage servicing rights	$—	$—	$2,670	$2,670

Total	$—	$213,193	$2,670	$215,863

	Proceeds Obtained During the Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$304,127	$—	$304,127
Mortgage-backed securities - FNMA	—	79,314	—	79,314

Total trading account securities	$—	$383,441	$—	$383,441

Mortgage servicing rights	$—	$—	$4,540	$4,540

Total	$—	$383,441	$4,540	$387,981

During the six months ended June 30, 2017, the Corporation retained servicing rights on whole loan sales involving approximately $42 million in principal balance outstanding (June 30, 2016—$34 million), with realized gains of approximately $1.5 million (June 30, 2016—gains of $1.4 million). All loan sales performed during the six months ended June 30, 2017 and 2016 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2017 and 2016.

Residential MSRs
(In thousands)	June 30, 2017	June 30, 2016
Fair value at beginning of period	$196,889	$211,405
Additions	5,839	4,989
Changes due to payments on loans[1]	(9,276)	(8,850)
Reduction due to loan repurchases	(1,102)	(734)
Changes in fair value due to changes in valuation model inputs or assumptions	(3,622)	(3,233)

Fair value at end of period	$188,728	$203,577

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $17.4 billion at June 30, 2017 (December 31, 2016 - $18.0 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At June 30, 2017, those weighted average mortgage servicing fees were 0.30% (June 30, 2016 – 0.29%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2017 and 2016 were as follows:

	Quarters ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Prepayment speed	4.4%	5.7%	4.0%	5.5%
Weighted average life	10.9 years	9.7 years	11.1 years	9.9 years
Discount rate (annual rate)	11.0%	11.0%	11.0%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2017	2016	2017	2016
Fair value of servicing rights	$82,334	$88,056	$106,394	$108,833
Weighted average life (in years)	7.5	7.8	6.6	6.9
Weighted average prepayment speed (annual rate)	5.0%	4.6%	5.6%	4.8%
Impact on fair value of 10% adverse change	$(1,626)	$(1,668)	$(2,186)	$(2,051)
Impact on fair value of 20% adverse change	$(3,448)	$(3,590)	$(4,605)	$(4,400)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(3,557)	$(3,851)	$(4,301)	$(4,369)
Impact on fair value of 20% adverse change	$(7,085)	$(7,699)	$(8,585)	$(8,778)

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

At June 30, 2017, the Corporation serviced $1.5 billion (December 31, 2016—$1.7 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2017, the Corporation had recorded $48 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2016—$49 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2017, the Corporation repurchased approximately $ 77 million (June 30, 2016—$39 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and six months ended June 30, 2017 and 2016.

	For the quarter ended June 30, 2017
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Mortgage	Total
Balance at beginning of period	$22,554	$163,282	$29,926	$215,762
Write-downs in value	(720)	(9,104)	(1,974)	(11,798)
Additions	3,084	24,662	4,106	31,852
Sales	(971)	(22,474)	(5,392)	(28,837)
Other adjustments	2	781	(1,316)	(533)

Ending balance	$23,949	$157,147	$25,350	$206,446

	For the six months ended June 30, 2017
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Mortgage	Total
Balance at beginning of period	$20,401	$160,044	$32,128	$212,573
Write-downs in value	(1,979)	(11,859)	(2,746)	(16,584)
Additions	7,622	50,916	8,215	66,753
Sales	(1,964)	(42,883)	(10,789)	(55,636)
Other adjustments	(131)	929	(1,458)	(660)

Ending balance	$23,949	$157,147	$25,350	$206,446

	For the quarter ended June 30, 2016
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Mortgage	Total
Balance at beginning of period	$30,354	$135,606	$36,397	$202,357
Write-downs in value	(561)	(1,621)	(366)	(2,548)
Additions	1,302	31,624	5,240	38,166
Sales	(6,985)	(12,403)	(3,307)	(22,695)
Other adjustments	—	(291)	20	(271)

Ending balance	$24,110	$152,915	$37,984	$215,009

	For the six months ended June 30, 2016
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Mortgage	Total
Balance at beginning of period	$32,471	$122,760	$36,685	$191,916
Write-downs in value	(2,278)	(3,630)	(866)	(6,774)
Additions	3,112	55,900	9,723	68,735
Sales	(8,580)	(20,903)	(6,956)	(36,439)
Other adjustments	(615)	(1,212)	(602)	(2,429)

Ending balance	$24,110	$152,915	$37,984	$215,009

Note 13 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2017	December 31, 2016
Net deferred tax assets (net of valuation allowance)	$1,186,959	$1,243,668
Investments under the equity method	210,411	218,062
Prepaid taxes	169,990	172,550
Other prepaid expenses	84,038	90,320
Derivative assets	13,026	14,085
Trades receivable from brokers and counterparties	60,511	46,630
Principal, interest and escrow servicing advances	59,272	69,711
Guaranteed mortgage loan claims receivable	183,253	152,403
Others	140,836	138,081

Total other assets	$2,108,296	$2,145,510

Note 14 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarter and six months ended June 30, 2017. The changes in the carrying amount of goodwill for the six months ended June 30, 2016, allocated by reportable segments, were as follows (refer to Note 33 for the definition of the Corporation’s reportable segments):

2016
(In thousands)	Balance at January 1, 2016	Goodwill on acquisition	Purchase accounting adjustments	Goodwill impairment	Balance at June 30, 2016
Banco Popular de Puerto Rico	$280,221	$—	$—	$—	$280,221
Banco Popular North America	346,167	—	4,707	—	350,874

Total Popular, Inc.	$626,388	$—	$4,707	$—	$631,095

On February 27, 2015, BPPR, in alliance with other co-bidders, including BPNA, acquired certain assets and all deposits (other than certain brokered deposits) of former Doral Bank, from the Federal Deposit Insurance Corporation (“FDIC”) as receiver (the “Doral Bank Transaction”). During the quarter ended June 30, 2016, the Corporation recorded purchase accounting adjustments of $4.7 million, resulting in a total goodwill of $167.8 million recognized related to the Doral Bank Transaction.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

June 30, 2017
(In thousands)	Balance at January 1, 2017 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2017 (net amounts)	Balance at June 30, 2017 (gross amounts)	Accumulated impairment losses	Balance at June 30, 2017 (net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Banco Popular North America	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

December 31, 2016
(In thousands)	Balance at January 1, 2016 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2016 (net amounts)	Balance at December 31, 2016 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2016 (net amounts)
Banco Popular de Puerto Rico	$280,221	$—	$280,221	$280,221	$3,801	$276,420
Banco Popular North America	510,578	164,411	346,167	515,285	164,411	350,874

Total Popular, Inc.	$790,799	$164,411	$626,388	$795,506	$168,212	$627,294

Other Intangible Assets

At June 30, 2017 and December 31, 2016, the Corporation had $ 6.1 million of identifiable intangible assets, with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2017
Core deposits	$37,224	$20,485	$16,739
Other customer relationships	36,449	18,990	17,459

Total other intangible assets	$73,673	$39,475	$34,198

December 31, 2016
Core deposits	$37,274	$18,624	$18,650
Other customer relationships	36,449	16,162	20,287

Total other intangible assets	$73,723	$34,786	$38,937

During the quarter ended June 30, 2017, the Corporation recognized $ 2.3 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2016 - $ 3.1 million). During the six months ended June 30, 2017, the Corporation recognized $ 4.7 million in amortization related to other intangible assets with definite useful lives (June 30, 2016 - $ 6.2 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2017	$4,689
Year 2018	9,286
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157
Year 2022	1,281
Later years	2,776

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2017	December 31, 2016
Savings accounts	$7,946,021	$7,793,533
NOW, money market and other interest bearing demand deposits	10,138,090	8,012,706

Total savings, NOW, money market and other interest bearing demand deposits	18,084,111	15,806,239

Certificates of deposit:
Under $100,000	3,542,057	3,570,956
$100,000 and over	4,014,133	4,138,586

Total certificates of deposit	7,556,190	7,709,542

Total interest bearing deposits	$25,640,301	$23,515,781

A summary of certificates of deposit by maturity at June 30, 2017 follows:

(In thousands)
2017	$2,502,313
2018	1,890,798
2019	927,541
2020	1,073,764
2021	745,287
2022 and thereafter	416,487

Total certificates of deposit	$7,556,190

At June 30, 2017, the Corporation had brokered deposits amounting to $ 0.6 billion (December 31, 2016 - $ 0.6 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $8 million at June 30, 2017 (December 31, 2016 - $6 million).

Note 16 – Borrowings

The following table presents the composition of assets sold under agreements to repurchase at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Assets sold under agreements to repurchase	$406,385	$479,425

Total assets sold under agreements to repurchase	$406,385	$479,425

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2017	December 31, 2016
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
Within 30 days	$141,811	$32,700
After 30 to 90 days	122,999	—
After 90 days	14,679	19,819

Total U.S. Treasury Securities	279,489	52,519

Obligations of U.S. government sponsored entities
Within 30 days	32,629	95,720
After 30 to 90 days	58,196	142,299
After 90 days	—	25,380

Total obligations of U.S. government sponsored entities	90,825	263,399

Mortgage-backed securities
Within 30 days	3,939	39,108
After 30 to 90 days	—	58,552
After 90 days	—	54,560

Total mortgage-backed securities	3,939	152,220

Collateralized mortgage obligations
Within 30 days	32,132	11,287

Total collateralized mortgage obligations	32,132	11,287

Total	$406,385	$479,425

Repurchase agreements in portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Others	$1,200	$1,200

Total other short-term borrowings	$1,200	$1,200

Note: Refer to the Corporation’s 2016 Form 10-K for rates information at December 31, 2016.

The following table presents the composition of notes payable at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Advances with the FHLB with maturities ranging from 2017 through 2029 paying interest at monthly fixed rates ranging from 0.81% to 4.19%	$598,930	$608,193
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest monthly at a floating rate ranging from 0.22% to 0.34% over the 1 month LIBOR	34,164	34,164
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest quarterly at a floating rate from 0.09% to 0.24% over the 3 month LIBOR	25,019	30,313
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $4,169 (2016 - $5,212)	445,831	444,788
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $463 (2016 - $476)	439,337	439,323
Others	17,553	18,071

Total notes payable	$1,560,834	$1,574,852

Note: Refer to the Corporation’s 2016 Form 10-K for rates information at December 31, 2016.

A breakdown of borrowings by contractual maturities at June 30, 2017 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2017	$406,385	$1,200	$61,510	$469,095
2018	—	—	220,183	220,183
2019	—	—	608,163	608,163
2020	—	—	112,163	112,163
2021	—	—	21,694	21,694
Later years	—	—	537,121	537,121

Total borrowings	$406,385	$1,200	$1,560,834	$1,968,419

At June 30, 2017 and December 31, 2016, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.8 billion, of which $658 million and $673 million, respectively, were used. In addition, at June 30, 2017 and December 31, 2016, the Corporation had placed $200 million of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at June 30, 2017, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.3 billion (2016 - $1.2 billion), which remained unused at June 30, 2017 and December 31, 2016. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at June 30, 2017 and December 31, 2016.

As of June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$13,028	$—	$13,028	$41	$—	$—	$12,987

Total	$13,028	$—	$13,028	$41	$—	$—	$12,987

As of June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$11,486	$—	$11,486	$41	$43	$—	$11,402
Repurchase agreements	406,385	—	406,385	—	406,385	—	—

Total	$417,871	$—	$417,871	$41	$406,428	$—	$11,402

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$14,094	$—	$14,094	$551	$—	$—	$13,543
Reverse repurchase agreements	23,637	—	23,637	—	23,637	—	—

Total	$37,731	$—	$37,731	$551	$23,637	$—	$13,543

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$12,842	$—	$12,842	$551	$747	$—	$11,544
Repurchase agreements	479,425	—	479,425	—	479,425	—	—

Total	$492,267	$—	$492,267	$551	$480,172	$—	$11,544

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

Note 18 – Stockholders’ equity

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. During the six months ended June 30, 2017, the Corporation declared dividends on its common stock of $ 51.1 million. The quarterly dividend declared to shareholders of record as of the close of business on June 9, 2017, which amounted to $25.5 million, was paid on July 3, 2017. Also, during the first quarter of 2017, the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction (“ASR”). As part of this transaction, the Corporation received 1,847,372 shares and recognized $79.5 million in treasury stock, based on the stock’s spot price, offset by a $4.5 million adjustment to capital surplus, resulting from the decline in the Corporation’s stock price during the term of the ASR.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $513 million at June 30, 2017 (December 31, 2016 - $513 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and six months ended June 30, 2017 and June 30, 2016.

Note 19 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and six months ended June 30, 2017 and 2016.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Six months ended
		June 30,		June 30,
(In thousands)		2017	2016	2017	2016
Foreign currency translation	Beginning Balance	$(39,817)	$(36,635)	$(39,956)	$(35,930)

	Other comprehensive loss	(1,588)	(1,435)	(1,449)	(2,140)

	Net change	(1,588)	(1,435)	(1,449)	(2,140)

	Ending balance	$(41,405)	$(38,070)	$(41,405)	$(38,070)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(208,769)	$(208,510)	$(211,610)	$(211,276)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,421	3,347	6,842	6,693
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	(580)	(580)	(1,160)	(1,160)

	Net change	2,841	2,767	5,682	5,533

	Ending balance	$(205,928)	$(205,743)	$(205,928)	$(205,743)

Unrealized holding (losses) gains on investments	Beginning Balance	$(71,057)	$63,791	$(68,318)	$(9,560)

	Other comprehensive income before reclassifications	8,590	34,803	5,981	108,154
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive (loss) income	6,740	167	6,740	167
	Amounts reclassified from accumulated other comprehensive (loss) income for gains on securities	(15)	—	(145)	—

	Net change	15,315	34,970	12,576	108,321

	Ending balance	$(55,742)	$98,761	$(55,742)	$98,761

Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$(269)	$(396)	$(402)	$(120)

	Other comprehensive loss before reclassifications	(230)	(939)	(619)	(2,158)
	Amounts reclassified from accumulated other comprehensive loss	631	775	1,153	1,718

	Net change	401	(164)	534	(440)

	Ending balance	$132	$(560)	$132	$(560)

	Total	$(302,943)	$(145,612)	$(302,943)	$(145,612)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2017 and 2016.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Six months ended
	Affected Line Item in the	June 30,		June 30,
(In thousands)	Consolidated Statements of Operations	2017	2016	2017	2016
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,606)	$(5,487)	$(11,213)	$(10,973)
Amortization of prior service credit	Personnel costs	950	950	1,900	1,900

	Total before tax	(4,656)	(4,537)	(9,313)	(9,073)

	Income tax benefit	1,815	1,770	3,631	3,540

	Total net of tax	$(2,841)	$(2,767)	$(5,682)	$(5,533)

Unrealized holding (losses) gains on investments
Other-than-temporary impairment	Other-than-temporary impairment losses on available-for-sale debt securities	$(8,299)	$(209)	$(8,299)	$(209)
Realized gains on sale of securities	Net gain on sale of investment securities	19	—	181	—

	Total before tax	(8,280)	(209)	(8,118)	(209)

	Income tax benefit	1,555	42	1,523	42

	Total net of tax	$(6,725)	$(167)	$(6,595)	$(167)

Unrealized net gains (losses) on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,035)	$(1,271)	$(1,890)	$(2,816)

	Total before tax	(1,035)	(1,271)	(1,890)	(2,816)

	Income tax benefit	404	496	737	1,098

	Total net of tax	$(631)	$(775)	$(1,153)	$(1,718)

	Total reclassification adjustments, net of tax	$(10,197)	$(3,709)	$(13,430)	$(7,418)

Note 20 – Guarantees

At June 30, 2017, the Corporation recorded a liability of $0.4 million (December 31, 2016—$0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2017, the Corporation serviced $ 1.5 billion (December 31, 2016—$ 1.7 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2017, the Corporation repurchased approximately $ 6 million and $ 15 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2016 - $ 10 million and $ 23 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2017, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 49 million (December 31, 2016—$ 54 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended June 30, 2017 and 2016.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Balance as of beginning of period	$51,540	$57,994	$54,489	$58,663
Provision for recourse liability	2,595	3,607	4,729	7,527
Net charge-offs	(4,740)	(4,670)	(9,823)	(9,259)

Balance as of end of period	$49,395	$56,931	$49,395	$56,931

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the six months ended June 30, 2017 and 2016, BPPR did not repurchase loans under representation and warranty arrangements. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2017 and 2016.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Balance as of beginning of period	$10,537	$8,002	$10,936	$8,087
Provision (reversal) for representation and warranties	18	2,695	(381)	2,801
Net (charge-offs) recoveries	(10)	5	(10)	(186)

Balance as of end of period	$10,545	$10,702	$10,545	$10,702

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2017, the Corporation serviced $17.4 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2016—$18.0 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2017, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $59 million, including advances on the portfolio acquired from Doral Bank (December 31, 2016—$70 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 149 million at June 30, 2017 and December 31, 2016. In addition, at June 30, 2017 and December 31, 2016, PIHC fully and unconditionally guaranteed on a subordinated basis $ 427 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 23 to the Consolidated Financial Statements in the 2016 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit:
Credit card lines	$4,331,092	$4,562,981
Commercial and construction lines of credit	2,700,573	2,966,656
Other consumer unused credit commitments	254,077	261,856
Commercial letters of credit	1,351	1,490
Standby letters of credit	31,154	34,644
Commitments to originate or fund mortgage loans	21,564	25,622

At June 30, 2017 and December 31, 2016, the Corporation maintained a reserve of approximately $8 million and $9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At June 30, 2017 and December 31, 2016, the Corporation also maintained other non-credit commitments for approximately $372 thousand, primarily for the acquisition of other investments.

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

The U.S. Congress enacted PROMESA on June 30, 2016 in response to the Commonwealth’s ongoing fiscal and economic crisis. PROMESA, among other things, (i) established a seven-member oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities, (ii) established an automatic stay on litigation, which expired on May 1, 2017, that applied to all financial obligations of the Commonwealth, its instrumentalities and municipalities (including to all municipal obligations owned by the Corporation), (iii) required the Commonwealth (and any instrumentality thereof designated as a “covered entity” under PROMESA) to submit its budgets, and if the Oversight Board so requests, a fiscal plan for certification by the Oversight Board, and (iv) established two separate processes for the restructuring of the outstanding liabilities of the Commonwealth, its instrumentalities and municipalities: (a) Title VI, a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debts, and (b) Title III, a court-supervised process for a comprehensive restructuring similar to Chapter 9 of the U.S. Bankruptcy Code.

The Oversight Board has designated a number of entities as “covered entities” under PROMESA, including the Commonwealth, all of its public corporations (including COFINA) and retirement systems, and all affiliates and subsidiaries of the foregoing. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof. The Oversight Board has further approved fiscal plans for certain of these “covered entities,” including the Commonwealth, the Government Development Bank for Puerto Rico (“GDB”) and several other public corporations. The Commonwealth’s fiscal plan covers various public instrumentalities with outstanding debts payable from taxes, fees or other government revenues, including COFINA. The approved fiscal plans indicate that the applicable government entities are unable to pay their outstanding obligations as currently scheduled, thus recognizing a need for a significant debt restructuring.

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court for the District of Puerto Rico to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to COFINA, the Employees Retirement System, the Puerto Rico Highways and Transportation Authority and the Puerto Rico Electric Power Authority. The Oversight Board has also authorized GDB to pursue a restructuring of its financial indebtedness under Title VI of PROMESA. Although as of the date hereof, these entities are the only entities for which the Oversight Board has sought to use the restructuring authority provided by PROMESA, the Oversight Board may use the restructuring authority of Title III or Title VI of PROMESA for other Commonwealth instrumentalities, including its municipalities, in the future.

At June 30, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 519 million, of which approximately $ 517 million is outstanding ($584 million and $ 529 million, respectively, at December 31, 2016). Of the amount outstanding, $ 451 million consists of loans and $ 66 million are securities ($ 459 million and $ 70 million at December 31, 2016). Also, of the amount outstanding, $ 14 million represented senior obligations from COFINA ($ 17 million at December 31, 2016). Subsequent to the filing of the Title III proceeding in respect of COFINA and the non-payment of interest on the COFINA bonds in June 2017 pursuant to a court order issued in such proceeding, the Corporation took an other-than-temporary impairment charge of $8.3 million in respect of those bonds. The Corporation subsequently sold all of its COFINA bonds after quarter-end. The remaining $ 503 million outstanding ($ 512 million at December 31, 2016) represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. Such general obligation bonds and notes are payable primarily from certain special property taxes, which each municipality is required by law to levy in an amount sufficient for the payment of its outstanding general obligation bonds and notes. Those special property taxes are collected by the Municipal Revenue Collection Center (“CRIM”) and deposited into each municipality’s Redemption Fund (a trust for which GDB acts as trustee and which is currently held in various accounts and subaccounts at BPPR (except for the portion corresponding to repayment of municipal general obligation bonds held by GDB, which was deposited at GDB)). Funds in the Redemption Fund are required to be used for the payment of the municipality’s general obligation bonds and notes. To the extent that the funds deposited in a municipality’s Redemption Fund are insufficient to pay the obligations in full, CRIM is required to transfer to such Redemption Fund other property tax revenues of the applicable municipality to satisfy the insufficiency.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 5 to 10 years	$3,005	$—	$3,005	$3,005
After 10 years	11,389	—	11,389	11,389

Total Central Government	14,394	—	14,394	14,394

Government Development Bank (GDB)
After 1 to 5 years	3	—	3	3

Total Government Development Bank (GDB)	3	—	3	3

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,235	19,487	22,722	25,658
After 1 to 5 years	15,200	128,008	143,208	143,208
After 5 to 10 years	17,485	144,975	162,460	162,460
After 10 years	15,070	158,660	173,730	173,730

Total Municipalities	50,990	451,130	502,120	505,056

Total Direct Government Exposure	$65,391	$451,130	$516,521	$519,457

In addition, at June 30, 2017, the Corporation had $396 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($406 million at December 31, 2016). These included $317 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2016—$326 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized to impose a temporary moratorium on the financial obligations of Puerto Housing Finance Authority, it has not exercised this power as of the date hereof. Also, the Corporation had $43 million in Puerto Rico housing bonds which are backed-up by second mortgage loans, $6 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $30 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties ($43 million, $6 million and $31 million at December 31, 2016, respectively).

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $76 million in direct exposure to USVI government entities. The USVI is experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

Other contingencies

As indicated in Note 9 to the Consolidated Financial Statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 164 million at June 30, 2017 (December 31, 2016—$ 153 million). For additional information refer to Note 9.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $27.75 million as of June 30, 2017. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have recently been named defendants in a putative class action complaint captioned Perez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs essentially allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400,000,000, plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A hearing on the request for preliminary injunction and other matters was held on February 15, 2017, as a result of which plaintiffs withdrew their request for preliminary injunctive relief. A motion for dismissal on the merits, which the Defendant Insurance Companies filed shortly before hearing, was denied with a right to replead following limited targeted discovery. On March 24, 2017, the Popular Defendants filed a certiorari petition with the Puerto Rico Court of Appeals seeking a review of the lower court’s denial of the motion to dismiss. The Court of Appeals denied the Popular Defendant’s request, and the Popular Defendants appealed this determination to the Puerto Rico Supreme Court, which declined review. A motion for reconsideration is pending resolution. Separately, a class certification hearing was held in June and the Court requested post-hearing briefs on this issue, which are due in August.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs essentially contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). Between late March and early April, co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief. A co-defendant filed a third-party Complaint against Antilles Insurance Company. A preliminary injunction and class certification hearing originally scheduled for April 6th was subsequently postponed, pending resolution of the motions to dismiss. On July 31, 2017, the Court dismissed the complaint with prejudice. Plaintiffs may decide to appeal this judgment.

A third putative class action also tangentially related to hazard insurance policies and captioned Morales v. Banco Popular de Puerto Rico, et al., was filed in May 2017. Plaintiffs aver that BPPR forced-placed hazard insurance on their mortgaged properties in violation of Puerto Rico’s implied covenant of good faith, BPPR’s alleged fiduciary duties as the escrow account manager of their mortgage loans, the Truth in Lending Act (TILA) and the Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs seek class certification, an order enjoining BPPR and other unnamed defendants from maintaining their allegedly fraudulent practices concerning forced-placed hazard insurance, unspecified compensatory damages, costs and attorneys’ fees. On July 19, 2017, BPPR filed a motion for summary judgment.

Mortgage-Related Litigation

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs essentially contend that when they sought to reduce their loan payments, defendants failed to provide them with reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel. Plaintiffs assert that such actions violate HAMP, HARP and other loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and TILA. For the alleged violations stated above, Plaintiffs request that all Defendants (over 20 separate defendants have been named, including all local banks), jointly and severally, respond in an amount of no less than $400,000,000.00. BPPR waived service of process in June and intends to file a motion to dismiss and to sever by August.

Separately, BPPR has been named a defendant in a putative class action captioned Costa Dorada Apartment Corp., et al. v. Banco Popular de Puerto Rico, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of commercial customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs essentially contend that when they sought to reduce their loan payments, defendants failed to provide them with reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (dual tracking), all in violation of TILA, RESPA, ECOA, FCRA, FDCPA and other consumer-protection laws and regulations. They demand in excess of $1,000,000,000 in damages. Banco Popular has not yet been served with summons in connection with this matter.

BPPR has also recently been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans covering properties in this development and is currently the primary creditor in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, as a result of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand in excess of $30 million in damages and the annulment of their mortgage deeds.

Mortgage-Related Investigations

The Corporation and its subsidiaries from time to time receive requests for information from departments of the U.S. government that investigate mortgage-related conduct. In particular, the BPPR has received subpoenas and other requests for information from the Federal Housing Finance Agency’s Office of the Inspector General, the Civil Division of the Department of Justice, the Special Inspector General for the Troubled Asset Relief Program and the Federal Department of Housing and Urban Development’s Office of the Inspector General mainly concerning real estate appraisals and residential and construction loans in Puerto Rico. The Corporation is cooperating with these requests and is in discussions with the relevant U.S. government departments regarding the resolution of such matters. There can be no assurances as to the outcome of those discussions.

Other Significant Proceedings

In June 2017, a syndicate comprised of BPPR and other local banks (the “Lenders”) filed an involuntary Chapter 11 bankruptcy proceeding against Betteroads Asphalt and Betterecycling Corporation (the “Involuntary Debtors”). This filing followed attempts by the Lenders to restructure and resolve the Involuntary Debtors’ obligations and outstanding defaults under a certain credit agreement, first through good faith negotiations and subsequently, through the filing of a collection action against the Involuntary Debtors in local court. The Lenders ultimately joined in the commencement of the involuntary bankruptcy proceedings against the

Debtors in order to preserve and recover the Involuntary Debtors’ assets, having confirmed that the Involuntary Debtors were transferring assets out of their estate for little or no consideration. The Involuntary Debtors subsequently filed a motion to dismiss the proceedings and asserting damages against the syndicate in excess of $900,000,000. The Involuntary Debtors are arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. The court allowed limited discovery to take place prior to an evidentiary hearing (still unscheduled and to be held after the discovery cut-off date) to determine the merits of debtors’ motion to dismiss. A separate hearing will be heard in November to entertain creditors’ motion to appoint a trustee.

POPULAR SECURITIES

Nora Fernandez, et al. v. UBS, et al

Popular Securities was named a defendant in a putative class action complaint captioned Nora Fernandez, et al. v. UBS, et al., filed in the United States District Court for the Southern District of New York (SDNY) on May 5, 2014 on behalf of investors in 23 Puerto Rico closed-end investment companies. UBS Financial Services Incorporated of Puerto Rico, another named defendant, is the sponsor and co-sponsor of all 23 funds, while BPPR, who was originally named in the complaint as well, was co-sponsor, together with UBS, of nine (9) of those funds. Plaintiffs alleged breach of fiduciary duty and breach of contract against Popular Securities, aiding and abetting breach of fiduciary duty against BPPR, and similar claims against the UBS entities. The complaint sought unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs voluntarily dismissed their class action in the SDNY and on that same date, they filed a virtually identical complaint in the USDC-PR and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action then pending before the USDC-PR in which neither BPPR nor Popular Securities were parties. The UBS defendants filed an opposition to the consolidation request and moved to transfer the case back to the SDNY on the ground that the relevant agreements between the parties contained a choice of forum clause, with New York as the selected forum. The Popular defendants joined the opposition and motion filed by UBS. By order dated January 30, 2015, the court denied the plaintiffs’ motion to consolidate. By order dated March 30, 2015, the court granted defendants’ motion to transfer. On May 8, 2015, plaintiffs filed an amended complaint in the SDNY containing virtually identical allegations with respect to Popular Securities and BPPR. Defendants filed motions to dismiss the amended complaint on June 18, 2015. On December 7, 2016, Judge Stein largely granted the motion to dismiss of BPPR and Popular Securities. Judge Stein’s order (the “Order”) dismissed all claims against BPPR and all but two breach of contract claims against Popular Securities brought by one named plaintiff. The Court granted Plaintiffs 21 days to amend the complaint for the 2012 claims only, but plaintiffs chose not to replead. On March 24, 2017, however, the sole named plaintiff’s counsel filed a Notice of Death, reporting that such plaintiff had passed away. On July 6, 2017, the parties filed a stipulation and proposed order, which the court entered that same day, providing that such plaintiff’s claim was dismissed with prejudice and that no party would seek to appeal from the court’s rulings on the motion to dismiss with respect to claims asserted against Popular Securities and BPPR. As a consequence, that matter is concluded.

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 73 arbitration proceedings with aggregate claimed amounts of approximately $168 million, including one arbitration with combined claimed damages of approximately $78 million in which another Puerto Rico broker-dealer is a co-defendant. While Popular Securities believes that it has meritorious defenses to the claims asserted in a number of these proceedings, it has determined that it is in its best interest to settle such claims rather than expend the money and resources required to see such cases to completion. The Government’s defaults and non-payment of its various debt obligations, the Commonwealth government’s and the Financial Oversight Management Board’s decision to pursue restructurings under Title III and Title VI of PROMESA have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds, including bonds issued by COFINA and GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material adverse effect on Popular.

Subpoena by Unsecured Creditors’ Committee in PROMESA Title III Proceedings

Popular Securities has, together with Popular, Inc. and BPPR (collectively, the “Popular Companies”) recently filed an appearance in connection with the pending PROMESA Title III proceedings of the Commonwealth, COFINA, the Employees Retirement System and the Puerto Rico Highways and Transportation Authority. Its appearance was prompted by a request by the Commonwealth’s Unsecured Creditors’ Committee to allow a broad discovery program under Bankruptcy Rule 2004 to investigate, among other things, the causes of the Puerto Rico financial crisis. The Rule 2004 request seeks broad discovery not only from the Popular Companies, but also from other third parties, spanning in excess of eleven (11) years. These third parties have, along with the Popular Companies, tendered separate objections to these requests on various grounds, including that they are impermissibly overbroad and should either be denied outright or substantially modified. The Oversight Board, as representative of the debtors, has also objected to the discovery program. A hearing before Magistrate Judge Gail Dein has been tentatively set for the week of August 21, 2017.

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

A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part PCB’s motion to dismiss. The sole surviving claim relates to PCB’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. PCB subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. In June 2015, this matter was reassigned to a new judge and on July 22, 2015, such Court denied PCB’s motion to compel arbitration and granted plaintiffs’ motion for leave to amend the complaint to replead certain claims based on item processing reordering, misstatement of balance information and failure to notify customers in advance of potential overdrafts. The Court did not, however, allow plaintiffs to replead their claim for the alleged breach of the implied covenant of good faith and fair dealing. On August 12, 2015, Plaintiffs filed a second amended complaint. On August 24, 2015, PCB filed a Notice of Appeal as to the order granting leave to file the second amended complaint and on September 17, 2015, it filed a motion to dismiss the second amended complaint. On February 18, 2016, the Court granted in part and denied in part PCB’s pending motion to dismiss. The Court dismissed plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PCB filed an answer to second amended complaint and on April 7, 2016, it filed a notice of appeal on the partial denial of PCB’s motion to dismiss. A mediation session held on September 21, 2016 proved unsuccessful. On January 3, 2017, PCB filed a brief with the Appellate Division in support of its appeal of the lower Court’s prior order that granted in part and denied in part PCB’s motion to dismiss plaintiffs’ second amended complaint. Oral argument was held on April 4, 2017. On April 25, 2017, the Court issued an order denying PCB’s appeal from the partial denial of our motion to dismiss. The parties have since, been engaged in significant written and oral discovery. The plaintiffs’ motion for class certification is currently due August 1, 2017, although that date may be extended to accommodate the assignment of a new judge, as well as continuing discovery issues.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at June 30, 2017 and December 31, 2016, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Assets
Servicing assets:
Mortgage servicing rights	$154,948	$158,562

Total servicing assets	$154,948	$158,562

Other assets:
Servicing advances	$17,733	$20,787

Total other assets	$17,733	$20,787

Total assets	$172,681	$179,349

Maximum exposure to loss	$172,681	$179,349

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $12.0 billion at June 30, 2017 (December 31, 2016—$12.3 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2017 and December 31, 2016, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at June 30, 2017 and December 31, 2016.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Assets
Loans held-in-portfolio:
Advances under the working capital line	$—	$—	$—	$1,391
Advances under the advance facility	—	—	—	2,475

Total loans held-in-portfolio	$—	$—	$—	$3,866

Accrued interest receivable	$—	$—	$—	$19
Other assets:
Equity investment	$8,258	$9,167	$19,165	$22,378

Total assets	$8,258	$9,167	$19,165	$26,263

Liabilities

Deposits	$(3,674)	$(1,127)	$(12,210)	$(9,692)

Total liabilities	$(3,674)	$(1,127)	$(12,210)	$(9,692)

Total net assets	$4,584	$8,040	$6,955	$16,571

Maximum exposure to loss	$4,584	$8,040	$6,955	$16,571

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2017 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2017.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2017, the Corporation’s stake in EVERTEC was 16.10%.The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $ 2.3 million in dividend distributions during the six months ended June 30, 2017 from its investments in EVERTEC’s holding company (June 30, 2016—$ 2.3 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	June 30, 2017	December 31, 2016
Equity investment in EVERTEC	$45,176	$38,904

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2017 and December 31, 2016. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2017	December 31, 2016
Accounts receivable (Other assets)	$6,198	$6,394
Deposits	(24,564)	(14,899)
Accounts payable (Other liabilities)	(2,583)	(20,372)

Net total	$(20,949)	$(28,877)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2017 and 2016.

	Quarter ended	Six months ended
(In thousands)	June 30, 2017	June 30, 2017
Share of income from the investment in EVERTEC	$3,243	$6,943
Share of other changes in EVERTEC’s stockholders’ equity	1,049	1,668

Share of EVERTEC’s changes in equity recognized in income	$4,292	$8,611

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016
Share of income from the investment in EVERTEC	$3,185	$6,199
Share of other changes in EVERTEC’s stockholders’ equity	(1,537)	(1,325)

Share of EVERTEC’s changes in equity recognized in income	$1,648	$4,874

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2017 and 2016. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Six months ended
(In thousands)	June 30, 2017	June 30, 2017	Category
Interest expense on deposits	$(12)	$(21)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,929	15,595	Other service fees
Rental income charged to EVERTEC	1,623	3,382	Net occupancy
Processing fees on services provided by EVERTEC	(46,064)	(88,434)	Professional fees
Other services provided to EVERTEC	343	609	Other operating expenses

Total	$(36,181)	$(68,869)

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016	Category
Interest expense on deposits	$(17)	$(36)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,497	14,415	Other service fees
Rental income charged to EVERTEC	1,736	3,472	Net occupancy
Processing fees on services provided by EVERTEC	(43,262)	(86,778)	Professional fees
Other services provided to EVERTEC	258	514	Other operating expenses

Total	$(33,788)	$(68,413)

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

(In thousands)	June 30, 2017	December 31, 2016
Equity investment in PRLP 2011 Holdings, LLC	$8,258	$9,167

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Deposits (non-interest bearing)	$(3,674)	$(1,127)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PRLP 2011 Holdings, LLC for the quarters and six months ended June 30, 2017 and 2016.

	Quarter ended	Six months ended
(In thousands)	June 30, 2017	June 30, 2017
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(398)	$(909)

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(52)	$(594)

During the six months ended June 30, 2016, the Corporation received $3.4 million in capital distributions from its investment in PRLP 2011 Holdings, LLC. No capital distribution was received by the Corporation during the six months ended June 30, 2017. The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarter and six months ended June 30, 2016.

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

(In thousands)	June 30, 2017	December 31, 2016
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$19,165	$22,378

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Loans	$—	$3,866
Accrued interest receivable	—	19
Deposits	(12,210)	(9,692)

Net total	$(12,210)	$(5,807)

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarters and six months ended June 30, 2017 and 2016.

	Quarter ended	Six months ended
(In thousands)	June 30, 2017	June 30, 2017
Share of income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$302	$149

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016
Share of income (loss) from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$199	$(323)

During the six months ended June 30, 2017, the Corporation received $3.4 million in capital distribution from its investment in PR Asset Portfolio 2013-1 International, LLC. No capital distribution was received by the Corporation during the six months ended June 30, 2016. The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2017 and 2016.

	Quarter ended	Six months ended
(In thousands)	June 30, 2017	June 30, 2017	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$—	$9	Interest income
Interest expense on deposits	(11)	(15)	Interest expense

Total	$(11)	$(6)

	Quarter ended	Six months ended
(In thousands)	June 30, 2016	June 30, 2016	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$289	$734	Interest income
Interest expense on deposits	(1)	(2)	Interest expense

Total	$288	$732

Centro Financiero BHD León

At June 30, 2017, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2017, the Corporation recorded $11.8 million in earnings from its investment in BHD Leon (2016—$ 12.5 million), which had a carrying amount of $124.2 million at June 30, 2017 (December 31, 2016—$ 125.5 million). As of December 31, 2016 BPPR had extended a credit facility of $ 50 million to BHD León, with an outstanding balance of $ 25 million. This credit facility expired during March 2017. The Corporation received $ 11.8 million in dividend distributions during the six months ended June 30, 2017 from its investment in BHD Leon (June 30, 2016—$ 12.1 million).

On June 30, 2017, BPPR extended an $8 million credit facility to Grupo Financiero Leon, S.A. Panamá (“GFL”), a shareholder of BHD Leon. The sources of repayment for this loan are the dividends to be received by GFL from its investment in BHD Leon. BPPR’s credit facility ranks pari passu with another $8 million credit facility extended to GFL by BHD International Panama, an affiliate of BHD Leon.

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

For the six months ended June 30, 2017 administrative fees charged to these investment companies amounted to $ 3.9 million (2016- $ 4.0 million) and waived fees amounted to $ 1.1 million (2016—$ 1.4 million), for a net fee of $ 2.8 million (2016—$ 2.6 million).

The Corporation, through its subsidiary Banco Popular de Puerto Rico, has also entered into lines of credit facilities with these companies. As of June 30, 2017, the available lines of credit facilities amounted to $357 million (December 31 2016—$357 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those Puerto Rico investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital.

Other Related Party Transactions

In April 2010, in connection with the acquisition of the Westernbank assets from the FDIC, as receiver, BPPR acquired a term loan to a corporate borrower partially owned by an investment corporation in which the Corporation’s Executive Chairman, at that time the Chief Executive Officer, as well as certain of his family members, hold an ownership interest. At the time the loan was acquired by BPPR, it had an unpaid principal balance of $40.2 million.

In May 2017, this loan was sold by BPPR to Popular, Inc., its bank holding company (“BHC”). At the time of sale, the loan had an unpaid principal balance of $37.9 million. Immediately upon being acquired by BHC, the loan’s maturity was extended by 90 days (under the same terms as originally contracted) to provide the BHC additional time to evaluate a refinancing or long-term extension of the loan. The total consideration of $37.9 million paid by the BHC to BPPR for the loan equaled the unpaid principal balance of the loan. Of the total amount paid, $6.0 million was recognized by BPPR as a capital contribution representing the difference between the fair value and the book value of the loan at the time of transfer.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

At June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$2,922,765	$—	$2,922,765
Obligations of U.S. Government sponsored entities	—	661,971	—	661,971
Obligations of Puerto Rico, States and political subdivisions	—	20,806	—	20,806
Collateralized mortgage obligations—federal agencies	—	1,084,839	—	1,084,839
Mortgage-backed securities	—	4,706,599	1,289	4,707,888
Equity securities	—	1,868	—	1,868
Other	—	9,265	—	9,265

Total investment securities available-for-sale	$—	$9,408,113	$1,289	$9,409,402

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$182	$—	$182
Collateralized mortgage obligations	—	—	858	858
Mortgage-backed securities—federal agencies	—	30,313	4,334	34,647
Other	1	14,046	557	14,604

Total trading account securities, excluding derivatives	$1	$44,541	$5,749	$50,291

Mortgage servicing rights	$—	$—	$188,728	$188,728
Derivatives	—	13,028	—	13,028

Total assets measured at fair value on a recurring basis	$1	$9,465,682	$195,766	$9,661,449

Liabilities
Derivatives	$—	$(11,486)	$—	$(11,486)
Contingent consideration	—	—	(163,668)	(163,668)

Total liabilities measured at fair value on a recurring basis	$—	$(11,486)	$(163,668)	$(175,154)

At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$2,136,620	$—	$2,136,620
Obligations of U.S. Government sponsored entities	—	711,850	—	711,850
Obligations of Puerto Rico, States and political subdivisions	—	22,771	—	22,771
Collateralized mortgage obligations—federal agencies	—	1,221,526	—	1,221,526
Mortgage-backed securities	—	4,103,940	1,392	4,105,332
Equity securities	—	2,122	—	2,122
Other	—	9,585	—	9,585

Total investment securities available-for-sale	$—	$8,208,414	$1,392	$8,209,806

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$1,164	$—	$1,164
Collateralized mortgage obligations	—	—	1,321	1,321
Mortgage-backed securities—federal agencies	—	37,991	4,755	42,746
Other	—	13,963	602	14,565

Total trading account securities, excluding derivatives	$—	$53,118	$6,678	$59,796

Mortgage servicing rights	$—	$—	$196,889	$196,889
Derivatives	—	14,094	—	14,094

Total assets measured at fair value on a recurring basis	$—	$8,275,626	$204,959	$8,480,585

Liabilities
Derivatives	$—	$(12,842)	$—	$(12,842)
Contingent consideration	—	—	(153,158)	(153,158)

Total liabilities measured at fair value on a recurring basis	$—	$(12,842)	$(153,158)	$(166,000)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and six months ended June 30, 2017 and 2016 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Six months ended June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$61,328	$61,328	$(16,546)
Other real estate owned[2]	—	—	110,676	110,676	(14,760)
Other foreclosed assets[2]	—	—	1,682	1,682	(185)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$173,686	$173,686	$(31,491)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Six months ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$30,221	$30,221	$(18,844)
Other real estate owned[2]	—	—	31,803	31,803	(6,197)
Other foreclosed assets[2]	—	—	55	55	(2)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$62,079	$62,079	$(25,043)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2017 and 2016.

Quarter ended June 30, 2017
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at March 31, 2017	$1,289	$1,061	$4,345	$583	$193,698	$200,976	$(160,543)	$(160,543)
Gains (losses) included in earnings	—	(1)	(4)	(26)	(8,046)	(8,077)	(3,125)	(3,125)
Additions	—	8	168	—	3,076	3,252	—	—
Sales	—	(160)	—	—	—	(160)	—	—
Settlements	—	(50)	(175)	—	—	(225)	—	—

Balance at June 30, 2017	$1,289	$858	$4,334	$557	$188,728	$195,766	$(163,668)	$(163,668)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2017	$—	$(2)	$4	$12	$(2,899)	$(2,885)	$(3,125)	$(3,125)

Six months ended June 30, 2017
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2017	$1,392	$1,321	$4,755	$602	$196,889	$204,959	$(153,158)	$(153,158)
Gains (losses) included in earnings	—	(5)	(47)	(45)	(14,000)	(14,097)	(10,510)	(10,510)
Gains (losses) included in OCI	10	—	—	—	—	10	—	—
Additions	—	8	332	—	5,839	6,179	—	—
Sales	—	(365)	(156)	—	—	(521)	—	—
Settlements	(25)	(101)	(550)	—	—	(676)	—	—
Transfers out of Level 3	(88)	—	—	—	—	(88)	—	—

Balance at June 30, 2017	$1,289	$858	$4,334	$557	$188,728	$195,766	$(163,668)	$(163,668)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2017	$—	$(6)	$(23)	$21	$(3,622)	$(3,630)	$(10,510)	$(10,510)

Quarter ended June 30, 2016
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at March 31, 2016	$1,422	$1,783	$5,397	$663	$205,051	$214,316	$(120,823)	$(120,823)
Gains (losses) included in earnings	—	(7)	28	(23)	(4,340)	(4,342)	(7,688)	(7,688)
Gains (losses) included in OCI	1	—	—	—	—	1	—	—
Additions	—	35	610	—	2,866	3,511	—	—
Sales	—	(202)	(596)	—	—	(798)	—	—
Settlements	(25)	(210)	(75)	—	—	(310)	—	—

Balance at June 30, 2016	$1,398	$1,399	$5,364	$640	$203,577	$212,378	$(128,511)	$(128,511)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2016	$—	$(3)	$15	$10	$632	$654	$(7,688)	$(7,688)

Six months ended June 30, 2016
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2016	$1,434	$1,831	$6,454	$687	$211,405	$221,811	$(120,380)	$(120,380)
Gains (losses) included in earnings	(2)	(13)	117	(47)	(12,817)	(12,762)	(8,131)	(8,131)
Gains (losses) included in OCI	16	—	—	—	—	16	—	—
Additions	—	209	948	—	4,989	6,146	—	—
Sales	—	(308)	(1,716)	—	—	(2,024)	—	—
Settlements	(50)	(320)	(439)	—	—	(809)	—	—

Balance at June 30, 2016	$1,398	$1,399	$5,364	$640	$203,577	$212,378	$(128,511)	$(128,511)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2016	$—	$(6)	$101	$21	$(3,233)	$(3,117)	$(8,131)	$(8,131)

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter ended June 30, 2017. During the six months ended June 30, 2017, a certain MBS amounting to $88 thousand was transferred from Level 3 to Level 2 due to a change in valuation technique from an internally-prepared pricing matrix to a bond’s theoretical value. There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and six months ended June 30, 2016.

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2017 and 2016 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2017		Six months ended June 30, 2017
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
FDIC loss share expense	$(3,125)	$(3,125)	$(10,510)	$(10,510)
Mortgage banking activities	(8,046)	(2,899)	(14,000)	(3,622)
Trading account (loss) profit	(31)	14	(97)	(8)

Total	$(11,202)	$(6,010)	$(24,607)	$(14,140)

	Quarter ended June 30, 2016		Six months ended June 30, 2016
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Interest income	$—	$—	$(2)	$—
FDIC loss share expense	(7,688)	(7,688)	(8,131)	(8,131)
Mortgage banking activities	(4,340)	632	(12,817)	(3,233)
Trading account (loss) profit	(2)	22	57	116

Total	$(12,030)	$(7,034)	$(20,893)	$(11,248)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	Fair value
	at June 30,
(In thousands)	2017		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$858		Discounted cash flow model	Weighted average life Yield Prepayment speed	2.5 years (0.1 - 3.9 years) 3.6% (0.7% - 4.2%) 20.8% (18.0% - 22.4%)

Other - trading	$557		Discounted cash flow model	Weighted average life Yield Prepayment speed	5.4 years 12.4% 10.8%

Mortgage servicing rights	$188,728		Discounted cash flow model	Prepayment speed Weighted average life Discount rate	5.4% (0.2% - 16.2%) 7.0 years (0.1 - 16.0 years) 11.2% (9.5% - 15.0%)

Contingent consideration	$(163,668)		Discounted cash flow model	Credit loss rate on covered loans Risk premium component of discount rate	3.8% (0.0% - 100.0%) 3.2%

Loans held-in-portfolio	$61,328	[1]	External appraisal	Haircut applied on external appraisals	26.4% (23.6% - 40.0%)

Other real estate owned	$106,901	[2]	External appraisal	Haircut applied on external appraisals	21.0% (20.0% - 30.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2017 and December 31, 2016, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed from those disclosed in the 2016 Form 10-K.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	June 30, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$405,688	$405,688	$—	$—	$405,688
Money market investments	4,219,630	4,210,862	8,768	—	4,219,630
Trading account securities, excluding derivatives[1]	50,291	1	44,541	5,749	50,291
Investment securities available-for-sale[1]	9,409,402	—	9,408,113	1,289	9,409,402
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$94,216	$—	$—	$79,538	$79,538
Collateralized mortgage obligation-federal agency	70	—	—	74	74
Other	2,000	—	1,741	231	1,972

Total investment securities held-to-maturity	$96,286	$—	$1,741	$79,843	$81,584

Other investment securities:
FHLB stock	$60,892	$—	$60,892	$—	$60,892
FRB stock	94,172	—	94,172	—	94,172
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,915	—	—	5,314	5,314

Total other investment securities	$170,177	$—	$168,262	$5,314	$173,576

Loans held-for-sale	$69,797	$—	$—	$71,277	$71,277
Loans not covered under loss sharing agreement with the FDIC	22,409,065	—	—	20,634,584	20,634,584
Loans covered under loss sharing agreements with the FDIC	505,533	—	—	463,318	463,318
FDIC loss share asset	52,583	—	—	48,292	48,292
Mortgage servicing rights	188,728	—	—	188,728	188,728
Derivatives	13,028	—	13,028	—	13,028

	June 30, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$25,565,843	$—	$25,565,843	$—	$25,565,843
Time deposits	7,556,190	—	7,448,933	—	7,448,933

Total deposits	$33,122,033	$—	$33,014,776	$—	$33,014,776

Assets sold under agreements to repurchase	$406,385	$—	$406,356	$—	$406,356
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$658,113	$—	$658,756	$—	$658,756
Unsecured senior debt securities	445,831	—	473,427	—	473,427
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,337	—	406,735	—	406,735
Others	17,553	—	—	17,553	17,553

Total notes payable	$1,560,834	$—	$1,538,918	$17,553	$1,556,471

Derivatives	$11,486	$—	$11,486	$—	$11,486

Contingent consideration	$163,668	$—	$—	$163,668	$163,668

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$362,394	$362,394	$—	$—	$362,394
Money market investments	2,890,217	2,854,777	35,440	—	2,890,217
Trading account securities, excluding derivatives[1]	59,796	—	53,118	6,678	59,796
Investment securities available-for-sale[1]	8,209,806	—	8,208,414	1,392	8,209,806
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$96,027	$—	$—	$73,540	$73,540
Collateralized mortgage obligation-federal agency	74	—	—	78	78
Other	2,000	—	1,738	220	1,958

Total investment securities held-to-maturity	$98,101	$—	$1,738	$73,838	$75,576

Other investment securities:
FHLB stock	$58,033	$—	$58,033	$—	$58,033
FRB stock	94,672	—	94,672	—	94,672
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,915	—	—	4,987	4,987

Total other investment securities	$167,818	$—	$165,903	$4,987	$170,890

Loans held-for-sale	$88,821	$—	$504	$89,509	$90,013
Loans not covered under loss sharing agreement with the FDIC	22,263,446	—	—	20,578,904	20,578,904
Loans covered under loss sharing agreements with the FDIC	542,528	—	—	515,808	515,808
FDIC loss share asset	69,334	—	—	63,187	63,187
Mortgage servicing rights	196,889	—	—	196,889	196,889
Derivatives	14,094	—	14,094	—	14,094

	December 31, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$22,786,682	$—	$22,786,682	$—	$22,786,682
Time deposits	7,709,542	—	7,708,724	—	7,708,724

Total deposits	$30,496,224	$—	$30,495,406	$—	$30,495,406

Assets sold under agreements to repurchase	$479,425	$—	$479,439	$—	$479,439
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$672,670	$—	$671,872	$—	$671,872
Unsecured senior debt	444,788	—	466,263	—	466,263
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,323	—	399,370	—	399,370
Others	18,071	—	—	18,071	18,071

Total notes payable	$1,574,852	$—	$1,537,505	$18,071	$1,555,576

Derivatives	$12,842	$—	$12,842	$—	$12,842

Contingent consideration	$153,158	$—	$—	$153,158	$153,158

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at June 30, 2017 and December 31, 2016 is $ 7.3 billion and $ 7.8 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at June 30, 2017 and December 31, 2016 is $ 33 million and $ 36 million, respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2017 and 2016:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2017	2016	2017	2016
Net income	$96,226	$88,987	$189,171	$173,986
Preferred stock dividends	(931)	(931)	(1,862)	(1,862)

Net income applicable to common stock	$95,295	$88,056	$187,309	$172,124

Average common shares outstanding	101,601,552	103,245,717	102,263,593	103,217,266
Average potential dilutive common shares	107,151	97,769	123,653	80,441

Average common shares outstanding—assuming dilution	101,708,703	103,343,486	102,387,246	103,297,707

Basic EPS	$0.94	$0.85	$1.83	$1.67

Diluted EPS	$0.94	$0.85	$1.83	$1.67

As disclosed in Note 18, during the quarter ended March 31, 2017, the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction. As part of this transaction, the Corporation entered into a forward contract in which the final number of shares delivered at settlement was based on the average daily volume weighted average price (“VWAP”) of its common stock, net of a discount, during the term of the ASR. Based on the discounted VWAP of $40.60, the Corporation received 1,847,372 shares of its outstanding common stock.

For the quarter and six months ended June 30, 2017, the Corporation calculated the impact of potential dilutive common shares under the treasury method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2016. For a discussion of the calculation under the treasury stock method, refer to Note 35 of the consolidated financial statements included in the 2016 Form 10-K.

For the quarters and six months ended June 30, 2017 and 2016, there were no stock options outstanding.

Note 27 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Debit card fees	$11,576	$11,382	$23,119	$22,669
Insurance fees	13,529	13,885	26,334	26,735
Credit card fees	19,305	17,700	37,581	34,558
Sale and administration of investment products	5,799	5,417	10,881	10,256
Trust fees	4,903	4,827	9,858	9,063
Other fees	4,056	3,734	7,570	7,046

Total other services fees	$59,168	$56,945	$115,343	$110,327

Note 28 – FDIC loss share expense

The caption of FDIC loss-share expense in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Accretion (amortization)	$147	$(4,036)	$(629)	$(8,078)
80% mirror accounting on credit impairment losses (reversal)[1]	2,126	475	2,274	(1,618)
80% mirror accounting on reimbursable expenses	723	2,235	1,644	6,185
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(400)	(3,956)	4,433	(4,601)
Change in true-up payment obligation	(3,125)	(7,688)	(10,510)	(8,131)
Other	54	394	(5,944)	521

Total FDIC loss-share expense	$(475)	$(12,576)	$(8,732)	$(15,722)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 29 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended June 30,		Benefit Restoration Plans Quarters ended June 30,
(In thousands)	2017	2016	2017	2016
Interest cost	$6,120	$6,291	$352	$348
Expected return on plan assets	(10,186)	(9,623)	(502)	(538)
Amortization of net loss	5,053	4,880	411	332

Total net periodic pension cost (benefit)	$987	$1,548	$261	$142

	Pension Plans Six months ended June 30,		Benefit Restoration Plans Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Interest Cost	$12,240	$12,583	$705	$696
Expected return on plan assets	(20,372)	(19,246)	(1,005)	(1,076)
Amortization of net loss	10,107	9,760	822	663

Total net periodic pension cost (benefit)	$1,975	$3,097	$522	$283

During the quarter ended June 30, 2017 the Corporation made a contribution to the pension and benefit restoration plans of $59 thousand. The total contributions expected to be paid during the year 2017 for the pension and benefit restoration plans amount to approximately $236 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$256	$289	$513	$578
Interest cost	1,426	1,505	2,851	3,010
Amortization of prior service cost	(950)	(950)	(1,900)	(1,900)
Amortization of net loss	142	275	284	550

Total net periodic postretirement benefit cost	$874	$1,119	$1,748	$2,238

Contributions made to the postretirement benefit plan for the quarter ended June 30, 2017 amounted to approximately $1.5 million. The total contributions expected to be paid during the year 2017 for the postretirement benefit plan amount to approximately $6.4 million.

Note 30 – Stock-based compensation

Incentive Plan

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the first is vested ratably over four years commencing at the date of the grant and the second part is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The four year vesting part is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	495,731	$28.25
Granted	344,488	25.86
Quantity adjusted by TSR factor	39,566	24.37
Vested	(487,784)	27.72
Forfeited	(8,019)	29.13

Non-vested at December 31, 2016	383,982	$26.35
Granted	212,200	42.57
Quantity adjusted by TSR factor	(74,953)	33.90
Vested	(153,700)	35.72

Non-vested at June 30, 2017	367,529	$30.26

During the quarter ended June 30, 2017, 74,037 shares of restricted stock (June 30, 2016—118,390) were awarded to management under the Incentive Plan. For the six months ended June 30, 2017, 138,516 shares of restricted stock (June 30, 2016 – 279,890) were awarded to management under the Incentive Plan.

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. During the quarters ended June 30, 2017 and 2016 no performance shares were granted. For the six months ended June 30, 2017, 73,684 (June 30, 2016—64,598) performance shares were granted under this plan.

During the quarter ended June 30, 2017, the Corporation recognized $ 1.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.5 million (June 30, 2016—$ 1.9 million, with a tax benefit of $ 0.4 million). For the six months ended June 30, 2017, the Corporation recognized $ 3.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.6 million (June 30, 2016—$ 5.6 million, with a tax benefit of $ 1.0 million). For the six months ended June 30, 2017, the fair market value of the restricted stock vested was $3.9 million at grant date and $5.9 million at vesting date. This triggers a windfall of $0.8 million that was recorded as a reduction on income tax expense. During the quarter ended June 30, 2017 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $42 thousand (June 30, 2016—$0.1 thousand, with a tax benefit of $11 thousand). For the six months ended June 30, 2017, the Corporation recognized $2.1 million of performance shares expense, with a tax benefit of $0.2 million (June 30, 2016—$1.2 million, with a tax benefit of $0.1 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2017 was $ 9.2 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	40,517	29.77
Vested	(40,517)	29.77
Forfeited	—	—

Non-vested at December 31, 2016	—	$—
Granted	25,771	38.42
Vested	(25,771)	38.42
Forfeited	—	—

Non-vested at June 30, 2017	—	$—

During the quarter ended June 30, 2017, the Corporation granted 25,771 shares of restricted stock to members of the Board of Directors of Popular, Inc. (June 30, 2016 – 38,179). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $36 thousand (June 30, 2016—$0.3 million, with a tax benefit of $32 thousand). For the six months ended June 30, 2017, the Corporation granted 25,771 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2016 – 40,517). During this period, the Corporation recognized $0.6 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $68 thousand (June 30, 2016—$0.5 million, with a tax benefit of $53 thousand). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2017 for directors was $ 1.0 million.

Note 31 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2017		June 30, 2016
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$51,464	39%	$47,359	39%
Net benefit of tax exempt interest income	(18,841)	(14)	(15,890)	(13)
Deferred tax asset valuation allowance	5,064	4	3,436	3
Difference in tax rates due to multiple jurisdictions	(831)	(1)	(1,113)	(1)
Effect of income subject to preferential tax rate	(3,493)	(3)	(4,722)	(4)
State and local taxes	1,585	1	2,158	2
Others	784	1	1,218	1

Income tax expense	$35,732	27%	$32,446	27%

	Six months ended
	June 30, 2017		June 30, 2016
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$100,585	39%	$93,092	39%
Net benefit of tax exempt interest income	(36,845)	(14)	(31,474)	(13)
Deferred tax asset valuation allowance	10,120	4	8,709	3
Difference in tax rates due to multiple jurisdictions	(1,790)	(1)	(1,977)	(1)
Effect of income subject to preferential tax rate	(6,512)	(2)	(8,136)	(3)
State and local taxes	2,864	1	5,085	2
Others	316	—	(588)	—

Income tax expense	$68,738	27%	$64,711	27%

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	June 30, 2017	December 31, 2016
Deferred tax assets:
Tax credits available for carryforward	$18,510	$18,510
Net operating loss and other carryforward available	1,228,008	1,238,222
Postretirement and pension benefits	91,453	94,741
Deferred loan origination fees	5,807	6,622
Allowance for loan losses	621,197	649,107
Deferred gains	4,469	4,884
Accelerated depreciation	10,507	9,828
Intercompany deferred gains	212	2,496
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	12,477	13,160
Other temporary differences	33,681	31,127

Total gross deferred tax assets	2,026,321	2,068,697

Deferred tax liabilities:
FDIC-assisted transaction	57,612	58,363
Indefinite-lived intangibles	76,897	73,974
Unrealized net gain on trading and available-for-sale securities	23,007	21,335
Other temporary differences	9,682	8,477

Total gross deferred tax liabilities	167,198	162,149

Valuation allowance	673,616	664,287

Net deferred tax asset	$1,185,507	$1,242,261

The net deferred tax asset shown in the table above at June 30, 2017 is reflected in the consolidated statements of financial condition as $1.2 billion in net deferred tax assets in the “Other assets” caption (December 31, 2016—$1.2 billion) and $1.4 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2016—$1.4 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

At June 30, 2017 the net deferred tax asset of the U.S. operations amounted to $1.1 billion with a valuation allowance of approximately $617 million, for a net deferred tax asset of approximately $513 million. As of June 30, 2017, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $513 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At June 30, 2017, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $673 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended June 30, 2017. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended June 30, 2017. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the Holding Company, which amounted to $57 million as of June 30, 2017.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2017	2016
Balance at January 1	$7.4	$9.0
Additions for tax positions—January through March	0.2	0.4

Balance at March 31	$7.6	$9.4
Additions for tax positions—April through June	0.3	0.3
Reduction as a result of settlements—April through June	(0.3)	—

Balance at June 30	$7.6	$9.7

At June 30, 2017, the total amount of interest recognized in the statement of financial condition approximated $2.8 million (December 31, 2016—$2.9 million). The total interest expense recognized at June 30, 2017 was $307 thousand net of a reduction of $505 thousand due to settlement (December 31, 2016—$1.2 million). Management determined that at June 30, 2017 and December 31, 2016 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $9.3 million at June 30, 2017 (December 31, 2016—$9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2017, the following years remain subject to examination in the U.S. Federal jurisdiction: 2013 and thereafter; and in the Puerto Rico jurisdiction, 2012 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.1 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2017 and June 30, 2016 are listed in the following table:

(In thousands)	June 30, 2017	June 30, 2016
Non-cash activities:
Loans transferred to other real estate	$62,474	$62,409
Loans transferred to other property	15,812	15,442

Total loans transferred to foreclosed assets	78,286	77,851
Financed sales of other real estate assets	7,318	8,043
Financed sales of other foreclosed assets	4,227	9,233

Total financed sales of foreclosed assets	11,545	17,276
Transfers from loans held-for-sale to loans held-in-portfolio	1,558	4,220
Account receivable from sale of loan	—	14,477
Loans securitized into investment securities[1]	348,004	383,441
Trades receivable from brokers and counterparties	60,511	78,994
Trades payable to brokers and counterparties	3,291	43,142
Recognition of mortgage servicing rights on securitizations or asset transfers	5,839	5,023

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2017, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2017
For the quarter ended June 30, 2017
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$319,667	$69,702	$(50)
Provision for loan losses	50,373	7,791	—
Non-interest income	102,140	5,204	(146)
Amortization of intangibles	2,178	166	—
Depreciation expense	9,812	2,160	—
Other operating expenses	233,729	40,267	(138)
Income tax expense	31,652	10,029	(23)

Net income	$94,063	$14,493	$(35)

Segment assets	$32,004,896	$8,974,157	$(14,533)

For the quarter ended June 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$389,319	$(14,840)	$—	$374,479
Provision for loan losses	58,164	270	(5,955)	52,479
Non-interest income	107,198	10,912	(1,317)	116,793
Amortization of intangibles	2,344	—	—	2,344
Depreciation expense	11,972	157	—	12,129
Other operating expenses	273,858	19,275	(771)	292,362
Income tax expense (benefit)	41,658	(8,036)	2,110	35,732

Net income (loss)	$108,521	$(15,594)	$3,299	$96,226

Segment assets	$40,964,520	$5,013,932	$(4,735,783)	$41,242,669

For the six months ended June 30, 2017
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$629,879	$136,821	$(214)
Provision for loan losses	80,491	18,371	—
Non-interest income	201,872	10,135	(290)
Amortization of intangibles	4,357	332	—
Depreciation expense	19,545	4,063	—
Other operating expenses	470,030	81,980	(276)
Income tax expense	65,650	17,319	(93)

Net income	$191,678	$24,891	$(135)

Segment assets	$32,004,896	$8,974,157	$(14,533)

For the six months ended June 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$766,486	$(29,909)	$—	$736,577
Provision (reversal of provision) for loan losses	98,862	270	(5,955)	93,177
Non-interest income	211,717	22,339	(1,394)	232,662
Amortization of intangibles	4,689	—	—	4,689
Depreciation expense	23,608	320	—	23,928
Other operating expenses	551,734	39,201	(1,399)	589,536
Income tax expense (benefit)	82,876	(16,459)	2,321	68,738

Net income (loss)	$216,434	$(30,902)	$3,639	$189,171

Segment assets	$40,964,520	$5,013,932	$(4,735,783)	$41,242,669

2016
For the quarter ended June 30, 2016
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$310,361	$65,505	$—
Provision for loan losses	39,123	1,317	—
Non-interest income	98,241	5,250	—
Amortization of intangibles	2,931	166	—
Depreciation expense	9,915	1,344	—
Other operating expenses	234,704	44,398	—
Income tax expense	31,295	11,103	—

Net income	$90,634	$12,427	$—

Segment assets	$29,190,397	$8,223,781	$(15,239)

For the quarter ended June 30, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$375,866	$(15,202)	$(113)	$360,551
Provision for loan losses	40,440	32	—	40,472
Non-interest income	103,491	8,062	(1,050)	110,503
Amortization of intangibles	3,097	—	—	3,097
Depreciation expense	11,259	176	—	11,435
Other operating expenses	279,102	16,717	(1,202)	294,617
Income tax expense (benefit)	42,398	(9,979)	27	32,446

Net income (loss)	$103,061	$(14,086)	$12	$88,987

Segment assets	$37,398,939	$4,953,432	$(4,746,223)	$37,606,148

For the six months ended June 30, 2016
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$615,711	$127,762	$—
Provision for loan losses	79,924	5,386	—
Non-interest income	196,808	10,200	—
Amortization of intangibles	5,879	332	—
Depreciation expense	20,111	2,677	—
Other operating expenses	459,373	85,728	—
Income tax expense	63,172	19,560	—

Net income	$184,060	$24,279	$—

Segment assets	$29,190,397	$8,223,781	$(15,239)

For the six months ended June 30, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$743,473	$(30,397)	$(113)	$712,963
Provision (reversal for provision) for loan losses	85,310	(3)	—	85,307
Non-interest income	207,008	16,239	(1,114)	222,133
Amortization of intangibles	6,211	—	—	6,211
Depreciation expense	22,788	353	—	23,141
Other operating expenses	545,101	38,449	(1,810)	581,740
Income tax expense (benefit)	82,732	(18,260)	239	64,711

Net income (loss)	$208,339	$(34,697)	$344	$173,986

Segment assets	$37,398,939	$4,953,432	$(4,746,223)	$37,606,148

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2017
For the quarter ended June 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$128,364	$189,997	$1,295	$11	$319,667
Provision for loan losses	896	49,477	—	—	50,373
Non-interest income	21,335	58,520	22,346	(61)	102,140
Amortization of intangibles	50	1,073	1,055	—	2,178
Depreciation expense	4,346	5,285	181	—	9,812
Other operating expenses	54,602	166,694	12,505	(72)	233,729
Income tax expense	26,779	1,068	3,805	—	31,652

Net income	$63,026	$24,920	$6,095	$22	$94,063

Segment assets	$19,409,235	$18,254,883	$468,540	$(6,127,762)	$32,004,896

For the six months ended June 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$248,660	$378,129	$3,082	$8	$629,879
Provision for loan losses	323	80,168	—	—	80,491
Non-interest income	40,763	116,591	44,657	(139)	201,872
Amortization of intangibles	104	2,140	2,113	—	4,357
Depreciation expense	8,608	10,552	385	—	19,545
Other operating expenses	115,435	327,958	26,797	(160)	470,030
Income tax expense	48,855	10,051	6,744	—	65,650

Net income	$116,098	$63,851	$11,700	$29	$191,678

Segment assets	$19,409,235	$18,254,883	$468,540	$(6,127,762)	$32,004,896

2016
For the quarter ended June 30, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$123,147	$184,499	$1,680	$1,035	$310,361
Provision for loan losses	(1,704)	40,827	—	—	39,123
Non-interest income	18,556	54,648	25,128	(91)	98,241
Amortization of intangibles	49	1,810	1,072	—	2,931
Depreciation expense	4,261	5,431	223	—	9,915
Other operating expenses	64,914	153,041	16,840	(91)	234,704
Income tax expense	23,228	5,137	2,930	—	31,295

Net income	$50,955	$32,901	$5,743	$1,035	$90,634

Segment assets	$12,934,770	$17,624,084	$474,482	$(1,842,939)	$29,190,397

For the six months ended June 30, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$238,700	$371,044	$3,295	$2,672	$615,711
Provision for loan losses	13,757	66,167	—	—	79,924
Non-interest income	40,968	109,576	46,439	(175)	196,808
Amortization of intangibles	71	3,646	2,162	—	5,879
Depreciation expense	8,547	11,111	453	—	20,111
Other operating expenses	123,075	302,324	34,149	(175)	459,373
Income tax expense	41,397	17,516	4,259	—	63,172

Net income	$92,821	$79,856	$8,711	$2,672	$184,060

Segment assets	$12,934,770	$17,624,084	$474,482	$(1,842,939)	$29,190,397

Geographic Information

	Quarter ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Puerto Rico	$394,086	$384,902	$778,534	$764,938
United States	78,283	67,543	153,126	132,183
Other	18,903	18,609	37,579	37,975

Total consolidated revenues	$491,272	$471,054	$969,239	$935,096

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	June 30, 2017	December 31, 2016
Puerto Rico
Total assets	$30,946,886	$28,813,289
Loans	16,640,277	16,880,868
Deposits	25,669,216	23,185,551
United States
Total assets	$9,387,356	$8,928,475
Loans	6,135,043	5,799,562
Deposits	6,403,200	6,266,473
Other
Total assets	$908,427	$919,845
Loans	749,089	755,017
Deposits [1]	1,049,617	1,044,200

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2017 and December 31, 2016, and the results of their operations and cash flows for periods ended June 30, 2017 and 2016.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At June 30, 2017
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$53,002	$462	$405,723	$(53,499)	$405,688
Money market investments	217,403	8,167	4,219,227	(225,167)	4,219,630
Trading account securities, at fair value	3,269	—	47,149	(125)	50,293
Investment securities available-for-sale, at fair value	—	—	9,409,402	—	9,409,402
Investment securities held-to-maturity, at amortized cost	—	—	96,286	—	96,286
Other investment securities, at lower of cost or realizable value	9,850	4,492	155,835	—	170,177
Investment in subsidiaries	5,676,725	1,836,482	—	(7,513,207)	—
Loans held-for-sale, at lower of cost or fair value	—	—	69,797	—	69,797

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	32,997	—	23,007,126	5,955	23,046,078
Loans covered under loss-sharing agreements with the FDIC	—	—	536,341	—	536,341
Less - Unearned income	—	—	127,807	—	127,807
Allowance for loan losses	271	—	539,743	—	540,014

Total loans held-in-portfolio, net	32,726	—	22,875,917	5,955	22,914,598

FDIC loss-share asset	—	—	52,583	—	52,583
Premises and equipment, net	3,015	—	543,971	—	546,986
Other real estate not covered under loss-sharing agreements with the FDIC	81	—	181,015	—	181,096
Other real estate covered under loss-sharing agreements with the FDIC	—	—	25,350	—	25,350
Accrued income receivable	206	132	135,881	(115)	136,104
Mortgage servicing assets, at fair value	—	—	188,728	—	188,728
Other assets	77,422	32,756	2,022,086	(23,968)	2,108,296
Goodwill	—	—	627,294	—	627,294
Other intangible assets	6,114	—	34,247	—	40,361

Total assets	$6,079,813	$1,882,491	$41,090,491	$(7,810,126)	$41,242,669

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$7,535,231	$(53,499)	$7,481,732
Interest bearing	—	—	25,865,468	(225,167)	25,640,301

Total deposits	—	—	33,400,699	(278,666)	33,122,033

Assets sold under agreements to repurchase	—	—	406,385	—	406,385
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	736,642	148,525	675,667	—	1,560,834
Other liabilities	65,037	10,670	820,419	(21,954)	874,172

Total liabilities	801,679	159,195	35,304,370	(300,620)	35,964,624

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,041	2	56,307	(56,309)	1,041
Surplus	4,254,843	4,106,007	5,717,821	(9,815,301)	4,263,370
Retained earnings (accumulated deficit)	1,365,031	(2,362,692)	312,583	2,041,582	1,356,504
Treasury stock, at cost	(89,998)	—	—	(89)	(90,087)
Accumulated other comprehensive loss, net of tax	(302,943)	(20,021)	(300,590)	320,611	(302,943)

Total stockholders’ equity	5,278,134	1,723,296	5,786,121	(7,509,506)	5,278,045

Total liabilities and stockholders’ equity	$6,079,813	$1,882,491	$41,090,491	$(7,810,126)	$41,242,669

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$47,783	$591	$362,101	$(48,081)	$362,394
Money market investments	252,347	13,263	2,891,670	(267,063)	2,890,217
Trading account securities, at fair value	2,640	—	57,297	(132)	59,805
Investment securities available-for-sale, at fair value	—	—	8,209,806	—	8,209,806
Investment securities held-to-maturity, at amortized cost	—	—	98,101	—	98,101
Other investment securities, at lower of cost or realizable value	9,850	4,492	153,476	—	167,818
Investment in subsidiaries	5,609,611	1,818,127	—	(7,427,738)	—
Loans held-for-sale, at lower of cost or fair value	—	—	88,821	—	88,821

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,142	—	22,894,030	—	22,895,172
Loans covered under loss-sharing agreements with the FDIC	—	—	572,878	—	572,878
Less - Unearned income	—	—	121,425	—	121,425
Allowance for loan losses	2	—	540,649	—	540,651

Total loans held-in-portfolio, net	1,140	—	22,804,834	—	22,805,974

FDIC loss-share asset	—	—	69,334	—	69,334
Premises and equipment, net	3,067	—	540,914	—	543,981
Other real estate not covered under loss-sharing agreements with the FDIC	81	—	180,364	—	180,445
Other real estate covered under loss-sharing agreements with the FDIC	—	—	32,128	—	32,128
Accrued income receivable	112	138	137,882	(90)	138,042
Mortgage servicing assets, at fair value	—	—	196,889	—	196,889
Other assets	61,770	25,146	2,073,562	(14,968)	2,145,510
Goodwill	—	—	627,294	—	627,294
Other intangible assets	553	—	44,497	—	45,050

Total assets	$5,988,954	$1,861,757	$38,568,970	$(7,758,072)	$38,661,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$7,028,524	$(48,081)	$6,980,443
Interest bearing	—	—	23,782,844	(267,063)	23,515,781

Total deposits	—	—	30,811,368	(315,144)	30,496,224

Assets sold under agreements to repurchase	—	—	479,425	—	479,425
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	735,600	148,512	690,740	—	1,574,852
Other liabilities	55,309	6,034	865,861	(15,253)	911,951

Total liabilities	790,909	154,546	32,848,594	(330,397)	33,463,652

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,040	2	56,307	(56,309)	1,040
Surplus	4,246,495	4,111,207	5,717,066	(9,819,746)	4,255,022
Retained earnings (accumulated deficit)	1,228,834	(2,382,049)	264,944	2,108,578	1,220,307
Treasury stock, at cost	(8,198)	—	—	(88)	(8,286)
Accumulated other comprehensive loss, net of tax	(320,286)	(21,949)	(317,941)	339,890	(320,286)

Total stockholders’ equity	5,198,045	1,707,211	5,720,376	(7,427,675)	5,197,957

Total liabilities and stockholders’ equity	$5,988,954	$1,861,757	$38,568,970	$(7,758,072)	$38,661,609

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2017
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$27,500	$—	$—	$(27,500)	$—
Loans	114	—	367,555	—	367,669
Money market investments	609	18	11,132	(628)	11,131
Investment securities	141	81	48,315	—	48,537
Trading account securities	—	—	1,396	—	1,396

Total interest and dividend income	28,364	99	428,398	(28,128)	428,733

Interest expense:
Deposits	—	—	34,720	(628)	34,092
Short-term borrowings	—	—	1,115	—	1,115
Long-term debt	13,117	2,691	3,239	—	19,047

Total interest expense	13,117	2,691	39,074	(628)	54,254

Net interest income (expense)	15,247	(2,592)	389,324	(27,500)	374,479
Provision for loan losses- non-covered loans	269	—	55,651	(5,955)	49,965
Provision for loan losses- covered loans	—	—	2,514	—	2,514

Net interest income (expense) after provision for loan losses	14,978	(2,592)	331,159	(21,545)	322,000

Service charges on deposit accounts	—	—	41,073	—	41,073
Other service fees	—	—	60,473	(1,305)	59,168
Mortgage banking activities	—	—	10,741	—	10,741
Net gain on sale of investment securities	—	—	19	—	19
Other-than-temporary impairment losses on investment securities	—	—	(8,299)	—	(8,299)
Trading account profit (loss)	280	—	(932)	(3)	(655)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(2,930)	—	(2,930)
FDIC loss-share expense	—	—	(475)	—	(475)
Other operating income	4,520	416	13,223	(8)	18,151

Total non-interest income	4,800	416	112,893	(1,316)	116,793

Operating expenses:
Personnel costs	11,974	—	106,841	—	118,815
Net occupancy expenses	1,035	—	21,230	—	22,265
Equipment expenses	485	—	15,765	—	16,250
Other taxes	46	—	10,694	—	10,740
Professional fees	3,675	33	69,433	(207)	72,934
Communications	130	—	5,769	—	5,899
Business promotion	540	—	12,826	—	13,366
FDIC deposit insurance	—	—	6,172	—	6,172
Other real estate owned (OREO) expenses	—	—	16,670	—	16,670
Other operating expenses	(16,865)	13	38,795	(563)	21,380
Amortization of intangibles	—	—	2,344	—	2,344

Total operating expenses	1,020	46	306,539	(770)	306,835

Income (loss) before income tax and equity in earnings of subsidiaries	18,758	(2,222)	137,513	(22,091)	131,958
Income tax (benefit) expense	—	(777)	34,399	2,110	35,732

Income (loss) before equity in earnings of subsidiaries	18,758	(1,445)	103,114	(24,201)	96,226
Equity in undistributed earnings of subsidiaries	77,468	12,995	—	(90,463)	—

Net Income	$96,226	$11,550	$103,114	$(114,664)	$96,226

Comprehensive income, net of tax	$113,195	$13,459	$120,441	$(133,900)	$113,195

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2017
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$156,500	$—	$—	$(156,500)	$—
Loans	129	—	730,676	—	730,805
Money market investments	1,090	39	17,704	(1,129)	17,704
Investment securities	283	161	92,979	—	93,423
Trading account securities	—	—	2,796	—	2,796

Total interest and dividend income	158,002	200	844,155	(157,629)	844,728

Interest expense:
Deposits	—	—	68,978	(1,129)	67,849
Short-term borrowings	—	—	2,210	—	2,210
Long-term debt	26,235	5,383	6,474	—	38,092

Total interest expense	26,235	5,383	77,662	(1,129)	108,151

Net interest income (expense)	131,767	(5,183)	766,493	(156,500)	736,577
Provision for loan losses- non-covered loans	269	—	97,708	(5,955)	92,022
Provision for loan losses- covered loans	—	—	1,155	—	1,155

Net interest income (expense) after provision for loan losses	131,498	(5,183)	667,630	(150,545)	643,400

Service charges on deposit accounts	—	—	80,609	—	80,609
Other service fees	—	—	116,731	(1,388)	115,343
Mortgage banking activities	—	—	22,110	—	22,110
Net gain on sale of investment securities	—	—	181	—	181
Other-than-temporary impairment losses on investment securities	—	—	(8,299)	—	(8,299)
Trading account profit (loss)	160	—	(1,101)	8	(933)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,896)	—	(4,896)
FDIC loss-share expense	—	—	(8,732)	—	(8,732)
Other operating income	9,175	1,225	26,893	(14)	37,279

Total non-interest income	9,335	1,225	223,496	(1,394)	232,662

Operating expenses:
Personnel costs	25,788	—	218,634	—	244,422
Net occupancy expenses	1,949	—	41,092	—	43,041
Equipment expenses	1,067	—	31,153	—	32,220
Other taxes	92	—	21,617	—	21,709
Professional fees	6,188	(492)	136,778	(290)	142,184
Communications	282	—	11,566	—	11,848
Business promotion	959	—	23,983	—	24,942
FDIC deposit insurance	—	—	12,665	—	12,665
Other real estate owned (OREO) expenses	—	—	29,488	—	29,488
Other operating expenses	(35,655)	26	87,683	(1,109)	50,945
Amortization of intangibles	—	—	4,689	—	4,689

Total operating expenses	670	(466)	619,348	(1,399)	618,153

Income (loss) before income tax and equity in earnings of subsidiaries	140,163	(3,492)	271,778	(150,540)	257,909
Income tax (benefit) expense	—	(1,222)	67,639	2,321	68,738

Income (loss) before equity in earnings of subsidiaries	140,163	(2,270)	204,139	(152,861)	189,171
Equity in undistributed earnings of
subsidiaries	49,008	21,628	—	(70,636)	—

Net Income	$189,171	$19,358	$204,139	$(223,497)	$189,171

Comprehensive income, net of tax	$206,514	$21,286	$221,490	$(242,776)	$206,514

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$24,200	$—	$—	$(24,200)	$—
Loans	20	—	369,701	—	369,721
Money market investments	323	30	3,889	(353)	3,889
Investment securities	143	81	36,501	—	36,725
Trading account securities	—	—	1,875	—	1,875

Total interest and dividend income	24,686	111	411,966	(24,553)	412,210

Interest expense:
Deposits	—	—	30,952	(353)	30,599
Short-term borrowings	—	—	2,058	—	2,058
Long-term debt	13,118	2,692	3,192	—	19,002

Total interest expense	13,118	2,692	36,202	(353)	51,659

Net interest income (expense)	11,568	(2,581)	375,764	(24,200)	360,551
Provision for loan losses- non-covered loans	31	—	39,637	—	39,668
Provision for loan losses- covered loans	—	—	804	—	804

Net interest income (expense) after provision for loan losses	11,537	(2,581)	335,323	(24,200)	320,079

Service charges on deposit accounts	—	—	40,296	—	40,296
Other service fees	—	—	58,224	(1,279)	56,945
Mortgage banking activities	—	—	16,227	—	16,227
Net gain on sale of investment securities	1,583	—	—	—	1,583
Other-than-temporary impairment losses on investment securities	—	—	(209)	—	(209)
Trading account profit	35	—	1,082	—	1,117
Adjustments (expense) to indemnity reserves on loans sold	—	—	(5,746)	—	(5,746)
FDIC loss-share expense	—	—	(12,576)	—	(12,576)
Other operating income (loss)	1,812	(1,636)	12,701	(11)	12,866

Total non-interest income (expense)	3,430	(1,636)	109,999	(1,290)	110,503

Operating expenses:
Personnel costs	10,634	—	106,074	—	116,708
Net occupancy expenses	845	—	20,869	—	21,714
Equipment expenses	643	—	14,618	—	15,261
Other taxes	47	—	10,123	—	10,170
Professional fees	2,331	30	78,491	(227)	80,625
Communications	140	—	5,872	—	6,012
Business promotion	486	—	13,219	—	13,705
FDIC deposit insurance	—	—	5,362	—	5,362
Other real estate owned (OREO) expenses	68	—	12,912	—	12,980
Other operating expenses	(15,950)	4	39,998	(537)	23,515
Amortization of intangibles	—	—	3,097	—	3,097

Total operating expenses	(756)	34	310,635	(764)	309,149

Income (loss) before income tax and equity in earnings of subsidiaries	15,723	(4,251)	134,687	(24,726)	121,433
Income tax (benefit) expense	—	(1,488)	34,140	(206)	32,446

Income (loss) before equity in earnings of subsidiaries	15,723	(2,763)	100,547	(24,520)	88,987
Equity in undistributed earnings of subsidiaries	73,264	12,176	—	(85,440)	—

Net Income	$88,987	$9,413	$100,547	$(109,960)	$88,987

Comprehensive income, net of tax	$125,125	$16,343	$137,225	$(153,568)	$125,125

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2016
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$53,900	$—	$—	$(53,900)	$—
Loans	39	—	732,879	—	732,918
Money market investments	578	51	6,752	(629)	6,752
Investment securities	381	161	72,454	—	72,996
Trading account securities	—	—	3,564	—	3,564

Total interest and dividend income	54,898	212	815,649	(54,529)	816,230

Interest expense:
Deposits	—	—	61,102	(629)	60,473
Short-term borrowings	—	—	3,919	—	3,919
Long-term debt	26,235	5,385	7,255	—	38,875

Total interest expense	26,235	5,385	72,276	(629)	103,267

Net interest income (expense)	28,663	(5,173)	743,373	(53,900)	712,963
Provision (reversal) for loan losses- non-covered loans	(3)	—	87,611	—	87,608
Provision (reversal) for loan losses- covered loans	—	—	(2,301)	—	(2,301)

Net interest income (expense) after provision for loan losses	28,666	(5,173)	658,063	(53,900)	627,656

Service charges on deposit accounts	—	—	80,158	—	80,158
Other service fees	—	—	111,663	(1,336)	110,327
Mortgage banking activities	—	—	26,778	—	26,778
Net gain on sale of investment securities	1,583	—	—	—	1,583
Other-than temporary impairment losses on investment securities	—	—	(209)	—	(209)
Trading account profit	59	—	896	—	955
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(304)	—	(304)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,844)	—	(9,844)
FDIC loss-share expense	—	—	(15,722)	—	(15,722)
Other operating income (loss)	5,068	(2,939)	26,300	(18)	28,411

Total non-interest income (expense)	6,710	(2,939)	219,716	(1,354)	222,133

Operating expenses:
Personnel costs	26,055	—	217,744	—	243,799
Net occupancy expenses	1,761	—	40,383	—	42,144
Equipment expenses	1,088	—	28,721	—	29,809
Other taxes	94	—	20,271	—	20,365
Professional fees	5,212	60	151,096	(284)	156,084
Communications	277	—	12,055	—	12,332
Business promotion	951	—	23,864	—	24,815
FDIC deposit insurance	—	—	12,732	—	12,732
Other real estate owned (OREO) expenses	68	—	22,053	—	22,121
Other operating expenses	(36,378)	43	78,104	(1,089)	40,680
Amortization of intangibles	—	—	6,211	—	6,211

Total operating expenses	(872)	103	613,234	(1,373)	611,092

Income (loss) before income tax and equity in earnings of subsidiaries	36,248	(8,215)	264,545	(53,881)	238,697
Income tax expense (benefit)	3	(2,875)	67,576	7	64,711

Income (loss) before equity in earnings of subsidiaries	36,245	(5,340)	196,969	(53,888)	173,986
Equity in undistributed earnings of subsidiaries	137,741	21,099	—	(158,840)	—

Net Income	$173,986	$15,759	$196,969	$(212,728)	$173,986

Comprehensive income, net of tax	$285,260	$43,638	$309,260	$(352,898)	$285,260

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$189,171	$19,358	$204,139	$(223,497)	$189,171

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in losses (earnings) of subsidiaries,net of dividends or distributions	(49,008)	(21,628)	—	70,636	—
Provision for loan losses	269	—	92,908	—	93,177
Amortization of intangibles	—	—	4,689	—	4,689
Depreciation and amortization of premises andequipment	320	—	23,608	—	23,928
Net accretion of discounts and amortizationof premiums and deferred fees	1,043	13	(14,566)	—	(13,510)
Other-than-temporary impairment on investment securities	—	—	8,299	—	8,299
Fair value adjustments on mortgage servicing rights	—	—	14,000	—	14,000
FDIC loss-share expense	—	—	8,732	—	8,732
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,896	—	4,896
Earnings from investments under the equity method	(9,169)	(1,225)	(11,019)	—	(21,413)
Deferred income tax (benefit) expense	—	(1,222)	53,578	(2)	52,354
(Gain) loss on:
Disposition of premises and equipment and otherproductive assets	(16)	—	5,533	—	5,517
Sale and valuation adjustments of investmentsecurities	—	—	(181)	—	(181)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(12,631)	—	(12,631)
Sale of foreclosed assets, including write-downs	—	—	13,603	—	13,603
Acquisitions of loans held-for-sale	—	—	(153,085)	—	(153,085)
Proceeds from sale of loans held-for-sale	—	—	58,857	—	58,857
Net originations on loans held-for-sale	—	—	(224,278)	—	(224,278)
Net (increase) decrease in:
Trading securities	(629)	—	334,456	(8)	333,819
Accrued income receivable	(94)	6	2,002	25	1,939
Other assets	(1,789)	37	5,373	3,802	7,423
Net (decrease) increase in:
Interest payable	—	—	(164)	(25)	(189)
Pension and other postretirement benefits obligations	—	—	883	—	883
Other liabilities	(201)	(564)	(13,777)	(1,476)	(16,018)

Total adjustments	(59,274)	(24,583)	201,716	72,952	190,811

Net cash provided by (used in) operating activities	129,897	(5,225)	405,855	(150,545)	379,982

Cash flows from investing activities:
Net decrease (increase) in money market investments	34,944	5,096	(1,327,557)	(41,896)	(1,329,413)
Purchases of investment securities:
Available-for-sale	—	—	(1,738,920)	—	(1,738,920)
Other	—	—	(4,900)	—	(4,900)
Proceeds from calls, paydowns, maturities andredemptions of investment securities:
Available-for-sale	—	—	541,660	—	541,660
Held-to-maturity	—	—	2,860	—	2,860
Proceeds from sale of investment securities:
Available for sale	—	—	423	—	423
Other	—	—	2,541	—	2,541
Net repayments on loans	53	—	5,035	—	5,088
Proceeds from sale of loans	—	—	37,864	(37,864)	—
Acquisition of loan portfolios	(31,909)	—	(267,942)	37,864	(261,987)
Acquisition of trademark	(5,560)	—	5,560	—	—
Net payments from FDIC under loss-sharingagreements	—	—	(14,819)	—	(14,819)
Return of capital from equity method investments	500	—	3,362	—	3,862
Capital contribution to subsidiary	(5,955)	—	5,955	—	—
Acquisition of premises and equipment	(275)	—	(29,717)	—	(29,992)
Proceeds from sale of:
Premises and equipment and other productive assets	21	—	5,165	—	5,186
Foreclosed assets	—	—	60,603	—	60,603

Net cash (used in) provided by investing activities	(8,181)	5,096	(2,712,827)	(41,896)	(2,757,808)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	2,589,253	36,478	2,625,731
Assets sold under agreements to repurchase	—	—	(73,040)	—	(73,040)
Payments of notes payable	—	—	(35,074)	—	(35,074)
Proceeds from issuance of notes payable	—	—	20,000	—	20,000
Proceeds from issuance of common stock	3,831	—	—	—	3,831
Dividends paid to parent company	—	—	(156,500)	156,500	—
Dividends paid	(43,045)	—	—	—	(43,045)
Net payments for repurchase of common stock	(75,666)	—	—	—	(75,666)
Capital contribution from parent	—	—	5,955	(5,955)	—
Payments related to tax withholding for share-based compensation	(1,617)	—	—	—	(1,617)

Net cash (used in) provided by financing activities	(116,497)	—	2,350,594	187,023	2,421,120

Net increase (decrease) in cash and due from banks	5,219	(129)	43,622	(5,418)	43,294
Cash and due from banks at beginning of period	47,783	591	362,101	(48,081)	362,394

Cash and due from banks at end of period	$53,002	$462	$405,723	$(53,499)	$405,688

During the six months ended June 30, 2017 there have not been any cash flows associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2016
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$173,986	$15,759	$196,969	$(212,728)	$173,986

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(137,741)	(21,099)	—	158,840	—
Provision (reversal) for loan losses	(3)	—	85,310	—	85,307
Amortization of intangibles	—	—	6,211	—	6,211
Depreciation and amortization of premises and equipment	353	—	22,788	—	23,141
Net accretion of discounts and amortization of premiums and deferred fees	1,043	15	(25,782)	—	(24,724)
Other-than-temporary impairment on investment securities	—	—	209	—	209
Fair value adjustments on mortgage servicing rights	—	—	12,817	—	12,817
FDIC loss-share expense	—	—	15,722	—	15,722
Adjustments (expense) to indemnity reserves on loans sold	—	—	9,844	—	9,844
(Earnings) losses from investments under the equity method	(5,069)	2,939	(11,551)	—	(13,681)
Deferred income tax expense (benefit)	3	(2,875)	52,180	8	49,316
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(1)	—	2,425	—	2,424
Sale and valuation adjustments of investment securities	(1,583)	—	—	—	(1,583)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(15,577)	—	(15,577)
Sale of foreclosed assets, including write-downs	68	—	9,503	—	9,571
Acquisitions of loans held-for-sale	—	—	(148,725)	—	(148,725)
Proceeds from sale of loans held-for-sale	—	—	43,110	—	43,110
Net originations on loans held-for-sale	—	—	(247,287)	—	(247,287)
Net (increase) decrease in:
Trading securities	(251)	—	393,339	90	393,178
Accrued income receivable	(17)	(30)	3,252	50	3,255
Other assets	839	35	(19,889)	(2,336)	(21,351)
Net (decrease) increase in:
Interest payable	—	—	(1,158)	(50)	(1,208)
Pension and other postretirement benefits obligations	—	—	2,300	—	2,300
Other liabilities	(3,244)	(397)	7,635	2,316	6,310

Total adjustments	(145,603)	(21,412)	196,676	158,918	188,579

Net cash provided by (used in) operating activities	28,383	(5,653)	393,645	(53,810)	362,565

Cash flows from investing activities:
Net (increase) decrease in money market investments	(82)	5,442	(605,325)	(5,442)	(605,407)
Purchases of investment securities:
Available-for-sale	—	—	(1,682,199)	—	(1,682,199)
Other	—	—	(70,302)	—	(70,302)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	632,284	—	632,284
Held-to-maturity	—	—	2,209	—	2,209
Other	—	—	47,859	—	47,859
Proceeds from sale of investment securities:
Other	1,583	—	26,127	—	27,710
Net repayments (disbursements) on loans	17	—	(61,216)	—	(61,199)
Proceeds from sale of loans	—	—	95,940	—	95,940
Acquisition of loan portfolios	—	—	(308,949)	—	(308,949)
Net payments from FDIC under loss-sharing agreements	—	—	88,588	—	88,588
Return of capital from equity method investments	118	206	—	—	324
Return of capital from wholly-owned subsidiaries	14,000	—	—	(14,000)	—
Acquisition of premises and equipment	(651)	—	(60,093)	—	(60,744)
Proceeds from sale of:
Premises and equipment and other productive assets	46	—	2,793	—	2,839
Foreclosed assets	216	—	28,679	—	28,895

Net cash provided by (used in) investing activities	15,247	5,648	(1,863,605)	(19,442)	(1,862,152)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,537,432	(7,341)	1,530,091
Federal funds purchased and assets sold under agreements to repurchase	—	—	59,460	—	59,460
Other short-term borrowings	—	—	30,000	—	30,000
Payments of notes payable	—	—	(216,501)	—	(216,501)
Proceeds from issuance of notes payable	—	—	128,883	—	128,883
Proceeds from issuance of common stock	3,710	—	—	—	3,710
Dividends paid to parent company	—	—	(53,900)	53,900	—
Dividends paid	(32,953)	—	—	—	(32,953)
Net payments for repurchase of common stock	(1,379)	—	—	(90)	(1,469)
Return of capital to parent company	—	—	(14,000)	14,000	—
Payments related to tax withholding for share-based compensation	(238)	—	—	—	(238)

Net cash (used in) provided by financing activities	(30,622)	—	1,471,374	60,469	1,501,221

Net increase (decrease) in cash and due from banks	13,008	(5)	1,414	(12,783)	1,634
Cash and due from banks at beginning of period	24,298	600	363,620	(24,844)	363,674

Cash and due from banks at end of period	$37,306	$595	$365,034	$(37,627)	$365,308

During the six months ended June 30, 2017 there have not been any cash flows associated with discontinued operations.

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

The Corporation has several investments which it accounts for under the equity method. As of June 30, 2017, the Corporation had a 16.10% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended June 30, 2017, the Corporation recorded $ 4.3 million in earnings from its investment in EVERTEC, which had a carrying amount of $ 45 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended June 30, 2017 the Corporation recorded $5.7 million in earnings from its investment in BHD Leon, which had a carrying amount of $124 million, as of the end of the quarter.

RECENT DEVELOPMENTS

Effective July 1, 2017, Ignacio Alvarez assumed the position of President and Chief Executive Officer of the Corporation and its two banking subsidiaries, while Mr. Richard L. Carrión assumed the position of Executive Chairman. On the same date, Mr. Alvarez joined the Board of Directors of the Corporation (the “Board”). Prior to this appointment, Mr. Alvarez served as President and Chief Operating Officer of the Corporation and BPPR and President of BPNA, while Mr. Carrión served as Chairman of the Board and Chief Executive Officer of the Corporation, BPPR and BPNA. In his new role as Executive Chairman, Mr. Carrión will continue to collaborate with Mr. Alvarez on corporate strategy, government and client relations and social responsibility initiatives. Mr. Carrión will continue to serve as Chairman of the Board of the Corporation and its banking subsidiaries. The Board of Directors announced that it intends Mr. Carrión to transition to Non-Executive Chairman over a period of three years.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and six months ended June 30, 2017 and 2016.

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors “Adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations.

For the quarter and six months ended June 30, 2017, there were no adjustments identified by management to arrive at an Adjusted net income presentation. Refer to Tables 35 and 36 for a reconciliation of the reported results to the Adjusted net income for the quarter and six months ended June 30, 2016.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarter and six months ended June 30, 2017 as compared with the same period in 2016, segregated by major categories of interest earning assets and interest bearing liabilities.

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

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended June 30, 2017

•	For the quarter ended June 30, 2017, the Corporation recorded net income of $ 96.2 million, compared to net income of $ 89.0 million for the same quarter of the previous year, an increase of 8.1%.

•	Net interest income was $374.5 million for the second quarter of 2017, an increase of $13.9 million when compared with the same quarter of 2016. Taxable equivalent net interest income was $401.6 million for the second quarter of 2017, an increase of $19.1 million when compared with the same quarter of 2016, driven largely by an increase in the volumes of investment securities. Net interest margin for the second quarter of 2017 was 4.02%, a decrease of 31 basis points when compared to 4.33% for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the second quarter of 2017 was 4.31%, a decrease of 28 basis points when compared with same quarter of 2016. Refer to the net interest income section of this MD&A for additional information.

•	Non-interest income increased by $6.3 million mainly due to a favorable variance in the FDIC loss share expense and higher income from equity method investments, partially offset by an other-than-temporary impairment charge of $8.3 million on available-for-sale securities and lower income from mortgage banking activities.

•	The total provision for loan losses increased by $12.0 million mainly due to higher provision in the U.S. of $6.5 million, as a result of higher reserves for the taxi medallion portfolio and the increase of $3.8 million in Puerto Rico non-covered loans provision expense due in part to the net recoveries of $5.4 million recorded in the second quarter of 2016, related to a bulk loan sale.

•	Total non-performing assets, including covered assets, were $ 758 million at June 30, 2017, a decrease of $17 million, or 2.2% from December 31, 2016. The decrease was mainly due to lower mortgage non-performing loans of $11 million, mostly at the BPPR segment and lower covered loans and OREO by $7 million. At June 30, 2017, NPLs to total loans held-in-portfolio remained at 2.4%, compared to 2.5% at December 31, 2016. Refer to the Credit Risk section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, allowance for loan losses and selected loan losses statistics.

•	Operating expenses decreased by $2.3 million mostly due to lower professional fees, partially offset by higher OREO expenses and personnel costs.

•	Total assets at June 30, 2017 amounted to $41.2 billion, compared to $38.7 billion, at December 31, 2016. The increase of approximately $2.5 billion was mainly at BPPR due to higher investment securities available-for-sale due to purchases of U.S. Treasury securities and mortgage-backed agency pools and an increase in money market investments due to higher liquidity driven by an increase in deposits balances, mainly from the Puerto Rico government.

•	Total deposits at June 30, 2017 increased by $2.6 billion when compared to deposits at December 31, 2016, mainly due to an increase in deposits from the Puerto Rico public sector.

•	Stockholders’ equity totaled $5.3 billion at June 30, 2017 and $5.2 billion at December 31, 2016, an increase of $80.0 million. Such increase was due to the Corporation’s net income of $189.2 million and a decrease of $17.3 million in accumulated other comprehensive loss, partially offset by declared dividends of $51.1 million on common stock, and $1.9 million in preferred stock and the impact of the $75 million share repurchase completed during the first quarter of 2017. Refer to the Financial Condition Analysis section of this MD&A for additional information.

•	Capital ratios continued to be strong. As of June 30, 2017, the Corporation’s Common equity Tier 1 Capital ratio was 16.68%, while the Total Capital ratio was 19.66%. Refer to Table 14 for capital ratios.

As a financial services company, the Corporation’s earnings are significantly affected by general business and economic conditions in the markets which we serve. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition, customer preferences, interest rate conditions and prevailing market rates on competing products.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2017	December 31, 2016	Variance	June 30, 2017	June 30, 2016	Variance
Money market investments	$4,219,630	$2,890,217	$1,329,413	$3,758,272	$2,594,697	$1,163,575
Investment and trading securities	9,726,158	8,535,530	1,190,628	9,466,410	7,024,039	2,442,371
Loans	23,524,409	23,435,446	88,963	23,330,780	23,064,939	265,841
Earning assets	37,470,197	34,861,193	2,609,004	36,555,462	32,683,675	3,871,787
Total assets	41,242,669	38,661,609	2,581,060	40,312,848	36,629,755	3,683,093
Deposits	33,122,033	30,496,224	2,625,809	32,144,189	28,097,186	4,047,003
Borrowings	1,968,419	2,055,477	(87,058)	1,980,184	2,374,022	(393,838)
Stockholders’ equity	5,278,045	5,197,957	80,088	5,306,170	5,226,895	79,275
Liabilities from discontinued operations	—	—	—	—	1,815	(1,815)

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2017	2016	Variance	2017	2016	Variance
Net interest income	$374,479	$360,551	$13,928	$736,577	$712,963	$23,614
Provision for loan losses - non-covered loans	49,965	39,668	10,297	92,022	87,608	4,414
Provision (reversal) for loan losses - covered loans	2,514	804	1,710	1,155	(2,301)	3,456
Non-interest income	116,793	110,503	6,290	232,662	222,133	10,529
Operating expenses	306,835	309,149	(2,314)	618,153	611,092	7,061

Income before income tax	131,958	121,433	10,525	257,909	238,697	19,212
Income tax expense	35,732	32,446	3,286	68,738	64,711	4,027

Net income	$96,226	$88,987	$7,239	$189,171	$173,986	$15,185

Net income applicable to common stock	$95,295	$88,056	$7,239	$187,309	$172,124	$15,185

Net income per Common Share – Basic	$0.94	$0.85	$0.09	$1.83	$1.67	$0.16

Net income per Common Share – Diluted	$0.94	$0.85	$0.09	$1.83	$1.67	$0.16

Dividends declared per common share—Basic	$0.25	$0.15	$0.10	$0.50	$0.30	$0.20

		Quarters ended June 30,			Six months ended June 30,

Selected Statistical Information	2017	2016	2017	2016
Common Stock Data
Market price
High	$42.69	$31.34	$45.75	$31.34
Low	37.18	26.66	37.18	22.62
End	41.71	29.30	41.71	29.30
Book value per common share at period end	51.26	51.20	51.26	51.52
Profitability Ratios
Return on assets	0.94%	0.96%	0.95%	0.96%
Return on common equity	7.24	6.80	7.19	6.69
Net interest spread	3.81	4.11	3.84	4.15
Net interest spread (taxable equivalent) - Non-GAAP	4.10	4.37	4.13	4.42
Net interest margin	4.02	4.33	4.05	4.38
Net interest margin (taxable equivalent) - Non-GAAP	4.31	4.59	4.34	4.65
Capitalization Ratios
Average equity to average assets	12.97%	14.08%	13.16%	14.27%
Common equity Tier 1 capital	16.68	16.29	16.68	16.29
Tier I capital	16.68	16.29	16.68	16.29
Total capital	19.66	19.29	19.66	19.29
Tier 1 leverage	10.48	11.29	10.48	11.29

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

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $374.5 million for the second quarter of 2017, an increase of $13.9 million when compared to $360.6 million for the same quarter of 2016. Taxable equivalent net interest income was $401.6 million for the second quarter of 2017, an increase of $19.1 million when compared to $382.5 million for the same quarter of 2016. Net interest margin for the second quarter of 2017 was 4.02%, a decrease of 31 basis points when compared to 4.33% for the same quarter of the previous year. Net Interest margin, on a taxable equivalent basis, for the second quarter of 2017 was 4.31%, a decrease of 28 basis points when compared to 4.59% for the same quarter of 2016. The decrease in net interest margin is mostly related to the change in asset mix, due to higher proportion of money market, investment and trading securities to total earning assets (38% this quarter versus 31% in the second quarter of 2016) as compared to the proportion of loans to earning assets which carry a higher yield. The main reasons for the increase in net interest income are described below:

Positive variances:

•	Higher interest income from money market investments due to both an increase in volume of funds available to invest, related to an increase of Puerto Rico government deposits, and to recent increases in rates by the U.S. Federal Reserve. Average rate of such portfolios for the quarter increased 54 basis points when compared to the same period in 2016;

•	Higher interest income from investment securities mainly due to higher volumes, particularly on U.S. Treasuries and mortgage-backed securities related to recent purchases;

•	Higher income from commercial and construction loans, driven by higher volume of loans in the U.S. and improved yields in Puerto Rico mostly associated to the impact on the variable rate portfolio of the abovementioned rise in rates by the U.S. Federal Reserve; and

•	Higher interest income from the leasing portfolio driven by a higher volume of loans from the auto and equipment leasing and financing subsidiary in Puerto Rico.

Negative variances:

•	Lower interest income from mortgage loans due to lower average balances, mainly in Puerto Rico; partially offset by higher yields;

•	Lower interest income from consumer loans, mostly driven by a lower volume;

•	Lower interest income from loans acquired in the Westernbank FDIC-assisted transaction (“WB Loans”) related to the normal portfolio run-off, as well as lower yields; and,

•	Higher interest expense on deposits mainly due to higher volumes in most categories, predominantly the increase in deposits from the Puerto Rico government and higher volumes in the U.S. to fund loan growth. These increases were partially offset by a lower average volume of brokered certificates of deposits and borrowed money.

Interest income for the quarter ended June 30, 2017, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounted to $6.1 million, compared with $3.3 million for the same period in 2016.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2017	2016	Variance	2017	2016	Variance		2017	2016	Variance	Rate	Volume
(In millions)							(In thousands)
$4,214	$3,003	$1,211	1.06%	0.52%	0.54%	Money market investments	$11,131	$3,889	$7,242	$5,456	$1,786
9,705	7,147	2,558	2.74	2.72	0.02	Investment securities	66,401	48,661	17,740	1,940	15,800
98	136	(38)	7.52	7.13	0.39	Trading securities	1,837	2,415	(578)	132	(710)

						Total money market, investment and trading
14,017	10,286	3,731	2.27	2.14	0.13	securities	79,369	54,965	24,404	7,528	16,876

						Loans:
9,815	9,150	665	5.18	5.05	0.13	Commercial	126,642	114,925	11,717	3,208	8,509
812	723	89	5.54	5.43	0.11	Construction	11,208	9,747	1,461	235	1,226
727	651	76	6.48	6.73	(0.25)	Leasing	11,788	10,951	837	(412)	1,249
6,518	6,743	(225)	5.60	5.53	0.07	Mortgage	91,277	93,145	(1,868)	1,269	(3,137)
3,698	3,865	(167)	10.60	10.47	0.13	Consumer	97,706	100,628	(2,922)	769	(3,691)

21,570	21,132	438	6.29	6.26	0.03	Sub-total loans	338,621	329,396	9,225	5,069	4,156
1,740	2,013	(273)	8.73	9.94	(1.21)	WB loans	37,900	49,794	(11,894)	(5,294)	(6,600)

23,310	23,145	165	6.47	6.58	(0.11)	Total loans	376,521	379,190	(2,669)	(225)	(2,444)

$37,327	$33,431	$3,896	4.89%	5.21%	(0.32)%	Total earning assets	$455,890	$434,155	$21,735	$7,303	$14,432

						Interest bearing deposits:
$9,941	$7,023	$2,918	0.36%	0.38%	(0.02)%	NOW and money market [1]	$8,899	$6,596	$2,303	$305	$1,998
8,134	7,487	647	0.24	0.24	—	Savings	4,962	4,447	515	144	371
7,661	7,866	(205)	1.06	1.00	0.06	Time deposits	20,231	19,556	675	1,324	(649)

25,736	22,376	3,360	0.53	0.55	(0.02)	Total deposits	34,092	30,599	3,493	1,773	1,720

389	801	(412)	1.15	1.03	0.12	Short-term borrowings	1,115	2,058	(943)	259	(1,202)
						Other medium and
1,547	1,506	41	4.94	5.07	(0.13)	long-term debt	19,047	19,002	45	(166)	211

27,672	24,683	2,989	0.79	0.84	(0.05)	Total interest bearing liabilities	54,254	51,659	2,595	1,866	729

7,204	6,481	723				Demand deposits
2,451	2,267	184				Other sources of funds

$37,327	$33,431	$3,896	0.58%	0.62%	(0.04)%	Total source of funds	54,254	51,659	2,595	1,866	729

						Net interest margin/
			4.31%	4.59%	(0.28)%	income on a taxable equivalent basis (Non-GAAP)	401,636	382,496	19,140	$5,437	$13,703

			4.10%	4.37%	(0.27)%	Net interest spread

						Taxable equivalent adjustment	27,157	21,945	5,212

			4.02%	4.33%	(0.31)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$374,479	$360,551	$13,928

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income for the period ended June 30, 2017 was $736.6 million, compared to $713.0 million for the same period of 2016. Taxable equivalent net interest income was $789.3 million for the six months ended June 30, 2017, an increase of $32.9 million when compared to the $756.4 million for the same period of 2016. Net interest margin was 4.05%, a decrease of 33 basis points when compared to 4.38% for the same period in 2016. Net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2017 was 4.34%, a decrease of 31 basis points when compared to the 4.65% for the same period of 2016. The variances in net interest income for the six-month period are similar to the quarterly variances described above: positive variances in earning assets due to higher volume of investment securities and money markets and continued growth in the commercial portfolio in the U.S. and the leasing portfolio in Puerto Rico. On the negative side lower volumes from WB Loans, mortgage and consumer loans and the increase in deposits cost due to higher volumes to fund the loan growth in the U.S. and the increase in Puerto Rico government deposits.

Interest income for the six months ended June 30, 2017, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounted to $12.2 million, compared with $7.8 million for the same period in 2016.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Six months ended June 30,

Average Volume			Average Yields /Costs				Interest			Variance Attributable to
2017	2016	Variance	2017	2016	Variance		2017	2016	Variance	Rate	Volume
(In millions)							(In thousands)
$3,758	$2,595	$1,163	0.95%	0.52%	0.43%	Money market investments	$17,704	$6,752	$10,952	$7,353	$3,599
9,365	6,894	2,471	2.72	2.81	(0.09)	Investment securities	127,220	96,778	30,442	(614)	31,056
102	130	(28)	7.33	7.11	0.22	Trading securities	3,710	4,586	(876)	131	(1,007)

						Total money market, investment and trading
13,225	9,619	3,606	2.25	2.25	—	securities	148,634	108,116	40,518	6,870	33,648

						Loans:
9,760	9,054	706	5.16	5.09	0.07	Commercial	249,892	229,016	20,876	2,826	18,050
816	713	103	5.47	5.37	0.10	Construction	22,151	19,035	3,116	334	2,782
718	641	77	6.51	6.75	(0.24)	Leasing	23,374	21,626	1,748	(787)	2,535
6,561	6,786	(225)	5.60	5.51	0.09	Mortgage	183,721	187,041	(3,320)	2,945	(6,265)
3,701	3,836	(135)	10.55	10.49	0.06	Consumer	193,552	200,148	(6,596)	(761)	(5,835)

21,556	21,030	526	6.28	6.27	0.01	Sub-total loans	672,690	656,866	15,824	4,557	11,267
1,774	2,035	(261)	8.63	9.34	(0.71)	WB loans	76,082	94,698	(18,616)	(6,939)	(11,677)

23,330	23,065	265	6.46	6.54	(0.08)	Total loans	748,772	751,564	(2,792)	(2,382)	(410)

$36,555	$32,684	$3,871	4.94%	5.28%	(0.34)%	Total earning assets	$897,406	$859,680	$37,726	$4,488	$33,238

						Interest bearing deposits:
$9,232	$6,367	$2,865	0.38%	0.39%	(0.01)%	NOW and money market [1]	$17,413	$12,203	$5,210	$913	$4,297
8,088	7,381	707	0.25	0.24	0.01	Savings	9,858	8,695	1,163	328	835
7,708	7,962	(254)	1.06	1.00	0.06	Time deposits	40,578	39,575	1,003	2,371	(1,368)

25,028	21,710	3,318	0.55	0.56	(0.01)	Total deposits	67,849	60,473	7,376	3,612	3,764

422	807	(385)	1.06	0.98	0.08	Short-term borrowings	2,210	3,919	(1,709)	234	(1,943)
						Other medium and
1,558	1,567	(9)	4.90	4.97	(0.07)	long-term debt	38,092	38,875	(783)	(400)	(383)

						Total interest bearing
27,008	24,084	2,924	0.81	0.86	(0.05)	liabilities	108,151	103,267	4,884	3,446	1,438

7,116	6,387	729				Demand deposits
2,431	2,213	218				Other sources of funds

$36,555	$32,684	$3,871	0.60%	0.63%	(0.03)%	Total source of funds	108,151	103,267	4,884	3,446	1,438

			4.34%	4.65%	(0.31)%	Net interest margin/income on a taxable equivalent basis (Non-GAAP)	789,255	756,413	32,842	$1,042	$31,800

			4.13%	4.42%	(0.29)%	Net interest spread

						Taxable equivalent adjustment	52,678	43,450	9,228

						Net interest margin/ income
			4.05%	4.38%	(0.33)%	non-taxable equivalent basis (GAAP)	$736,577	$712,963	$23,614

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $52.5 million for the quarter ended June 30, 2017, compared to $40.5 million for the quarter ended June 30, 2016, an increase of $12.0 million.

The provision for loan losses for the non-covered loan portfolio totaled $50.0 million, compared to $39.7 million for the same quarter in 2016, an increase of $10.3 million, mostly related to higher provision in the BPNA segment. Total non-covered net charge-offs, increased by $22.1 million when compared with the same quarter in 2016.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment totaled $42.2 million, compared to $38.4 million for the same quarter in 2016. The increase is due in part to the net recoveries of $5.4 million recorded in the second quarter of 2016, related to a bulk loan sale. Net charge-offs reflected an increase of $18.0 million, driven by higher mortgage and commercial net charge-offs of $7.3 million and $6.1 million, respectively, mostly related to several specific cases previously reserved.

The provision for loan losses for the BPNA segment amounted to $7.8 million, compared to $1.3 million for the same quarter in 2016. The provision increase was mainly due to higher impairments for the Doral acquired taxi medallion portfolio, accounted under ASC 310-30. Credit trends at BPNA continued to be favorable with low levels of non-performing loans and net charge-offs.

For the second quarter of 2017, the covered loan portfolio reflected a provision of $2.5 million, compared to $804 thousand for the same quarter in 2016.

For the six months ended June 30, 2017, the Corporation’s total provision for loan losses totaled $93.2 million, compared with $85.3 million for the same period in 2016, increasing by $7.9 million.

For the six months ended June 30, 2017, the provision for loan losses for the non-covered loan portfolio increased by $4.4 million when compared to the same period of 2016. This increase was driven by an increase of $13.0 million in BPNA provision driven by the taxi medallion portfolio, partially offset by a decrease of $8.6 million at BPPR mainly related to its commercial portfolio.

The provision for the covered portfolio increased by $3.5 million for the six months ended June 30, 2017, when compared to the same period of 2016.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Non-interest income increased by $6.3 million for the quarter ended June 30, 2017, compared with the same quarter of the previous year. The increase in non-interest income was principally due to:

•	Higher other service fees by $2.2 million mainly in credit and debit card fees at BPPR as a result of higher interchange income resulting from higher transaction volumes;

•	Favorable variance in adjustments to indemnity reserves of $2.8 million, mostly due to an increase of $2.5 million in the reserve, during the second quarter of 2016, related to the residential mortgage loans bulk sale completed during 2013 by BPPR;

•	Favorable variance in FDIC loss share expense of $12.1 million due to an increase in expected losses on covered loans and OREOs that had a positive impact on the accretion of the indemnification asset, higher mirror accounting from impaired loans, lower mirror accounting on recoveries on covered assets, and lower fair value adjustments to the true-up payment obligation which were mainly impacted by changes in the discount rate, partially offset by lower mirror accounting income on OREO losses. Refer to Table 4 for a breakdown of FDIC loss share expense by major categories; and

•	Higher other operating income by $5.3 million mainly due to higher aggregate net earnings from investments under the equity method.

These increases were partially offset by:

•	Lower income from mortgage banking activities by $5.5 million due to lower mortgage servicing fees and an unfavorable variance in the valuation adjustment on mortgage servicing rights; and

•	Higher other-than-temporary impairment losses on investment securities by $8.1 million mainly due to the other-than-temporary impairment charge of $8.3 million recorded during the quarter on senior Puerto Rico Sales Tax Financing Corporation (“COFINA”) bonds classified as available-for-sale.

Non-interest income increased by $10.5 million for the six months ended June 30, 2017, compared with the same period of the previous year. The increase in non-interest income was due to:

•	Higher other service fees by $5.0 million mainly in credit and debit card fees at BPPR as a result of higher interchange income resulting from higher transaction volumes and higher trust fees related to consulting and retirement plan services;

•	Favorable variance in adjustments to indemnity reserves of $4.9 million mostly due to lower reserves for loans sold with credit recourse at BPPR and an increase of $2.5 million in the reserve, during the second quarter of 2016, related to the residential mortgage loans bulk sale completed during 2013 by BPPR;

•	Favorable variance in FDIC loss share expense of $7.0 million as a result of the accretion of the indemnification asset and lower mirror accounting on recoveries on covered assets, partially offset by lower mirror accounting on reimbursable expenses and a $5.5 million unfavorable adjustment related to commercial restructured loans; and

•	Higher other operating income by $8.9 million due to higher aggregated net earnings from investments under the equity method.

These favorable variances were partially offset by:

•	Lower income from mortgage banking activities by $4.7 million due to lower mortgage servicing fees, an unfavorable variance in the valuation adjustment on mortgage servicing rights, and lower gains on securitization transactions, partially offset by lower realized losses on closed derivative positions; and

•	Higher other-than-temporary impairment losses on investment securities by $8.1 million mainly due to the previously mentioned other-than-temporary impairment charge of $8.3 million recorded during the second quarter of 2017.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters and six months ended June 30, 2017 and 2016.

Table 4—Financial Information—Westernbank FDIC-Assisted Transaction

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Interest income on WB Loans	$37,900	$49,794	$(11,894)	$76,082	$94,698	$(18,616)

FDIC loss-share expense:
Accretion (amortization) of loss-share indemnification asset	147	(4,036)	4,183	(629)	(8,078)	7,449
80% mirror accounting on credit impairment losses (reversal)[1]	2,126	475	1,651	2,274	(1,618)	3,892
80% mirror accounting on reimbursable expenses	723	2,235	(1,512)	1,644	6,185	(4,541)
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(400)	(3,956)	3,556	4,433	(4,601)	9,034
Change in true-up payment obligation	(3,125)	(7,688)	4,563	(10,510)	(8,131)	(2,379)
Other	54	394	(340)	(5,944)	521	(6,465)

Total FDIC loss-share expense	(475)	(12,576)	12,101	(8,732)	(15,722)	6,990

Total revenues	37,425	37,218	207	67,350	78,976	(11,626)

Reversal of provision for loan losses	(417)	(7,282)	6,865	(916)	(7,638)	6,722

Total revenues less reversal of provision for loan losses	$37,842	$44,500	$(6,658)	$68,266	$86,614	$(18,348)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended June 30,			Six months ended June 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
WB Loans	$1,740	$2,013	$(273)	$1,775	$2,035	$(260)
FDIC loss-share asset	54	211	(157)	49	222	(173)

Operating Expenses

Operating expenses decreased by $2.3 million for the quarter ended June 30, 2017, compared with the same quarter of the previous year. Refer to Table 5 for a breakdown of operating expenses by major categories. The decrease in operating expenses was driven primarily by:

•	Lower professional fees by $7.7 million mainly due to lower legal fees mainly associated with collections activity and the resolution during 2016 of pending FDIC arbitration proceedings; and

•	Lower other operating expenses by $2.1 million as a result of lower sundry losses at BPNA, due to the reversal of certain loss contingency reserves.

These decreases were partially offset by:

•	Higher personnel cost by $2.1 million mainly due to higher salaries and incentives;

•	Higher equipment expenses by $1.0 million due to higher software and maintenance expenses at BPNA; and

•	Higher OREO expenses by $3.7 million as a result of higher write-downs on valuation of mortgage properties, partially offset by higher gain on sale at BPPR.

Operating expenses increased by $7.1 million for the six months ended June 30, 2017, when compared to the same period in 2016. The increase in operating expenses was driven primarily by:

•	Higher equipment expense by $2.4 million mainly due to higher software and maintenance expenses;

•	Higher other taxes by $1.3 million due to higher municipal, property and sales taxes;

•	Higher OREO expenses by $7.4 million as a result of higher write-downs on valuation of mortgage properties at BPPR; and

•	Higer other operating expenses by $10.3 million as a result of a write-down of $7.6 million recognized during the first quarter of 2017, related to capitalized software cost for a project that was discontinued by the Corporation.

These increases were partially offset by:

•	Lower professional fees by $13.9 million mainly due to lower legal fees related to the resolution during 2016 of pending FDIC arbitration proceedings, and lower expenses related to programming, processing and other technology services.

Table 5—Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Personnel costs:
Salaries	$77,703	$75,792	$1,911	$156,079	$153,090	$2,989
Commissions, incentives and other bonuses	18,295	16,982	1,313	38,373	37,751	622
Pension, postretirement and medical insurance	12,590	12,279	311	23,834	25,390	(1,556)
Other personnel costs, including payroll taxes	10,227	11,655	(1,428)	26,136	27,568	(1,432)

Total personnel costs	118,815	116,708	2,107	244,422	243,799	623

Net occupancy expenses	22,265	21,714	551	43,041	42,144	897
Equipment expenses	16,250	15,261	989	32,220	29,809	2,411
Other taxes	10,740	10,170	570	21,709	20,365	1,344
Professional fees:
Collections, appraisals and other credit related fees	3,779	4,974	(1,195)	7,602	9,474	(1,872)
Programming, processing and other technology services	51,569	50,232	1,337	99,660	100,096	(436)
Legal fees, excluding collections	2,314	10,009	(7,695)	5,610	16,263	(10,653)
Other professional fees	15,272	15,410	(138)	29,312	30,251	(939)

Total professional fees	72,934	80,625	(7,691)	142,184	156,084	(13,900)

Communications	5,899	6,012	(113)	11,848	12,332	(484)
Business promotion	13,366	13,705	(339)	24,942	24,815	127
FDIC deposit insurance	6,172	5,362	810	12,665	12,732	(67)
Other real estate owned (OREO) expenses	16,670	12,980	3,690	29,488	22,121	7,367
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	6,441	6,617	(176)	11,973	12,339	(366)
Operational losses	7,215	7,146	69	14,751	9,807	4,944
All other	7,724	9,752	(2,028)	24,221	18,534	5,687

Total other operating expenses	21,380	23,515	(2,135)	50,945	40,680	10,265

Amortization of intangibles	2,344	3,097	(753)	4,689	6,211	(1,522)

Total operating expenses	$306,835	$309,149	$(2,314)	$618,153	$611,092	$7,061

INCOME TAXES

For the quarter ended June 30, 2017, the Corporation recorded income tax expense of $35.7 million, compared to $32.4 million for the same quarter of the previous year. The increase in income tax expense was mainly due to higher income on the Puerto Rico operations.

The effective income tax rate for the quarter ended June 30, 2017 was 27%, flat when compared to the same quarter of the previous year. The effective tax rate is impacted by the composition and source of the taxable income.

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

The Corporate group reported a net loss of $15.6 million for the quarter ended June 30, 2017, compared with a net loss of $14.1 million for the quarter ended June 30, 2016. The change was mostly driven by lower gain on sale of investments, higher personnel costs, higher professional services expenses and an unfavorable variance in income taxes, offset by higher earnings from investments under the equity method. For the six months ended June 30, 2017, the Corporate group reported a net loss of $30.9 million, compared with a net loss of $34.7 million for the same period of the previous year. The favorable variance was mainly driven by higher income from equity method investments, partially offset by lower gain on sale of investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $94.1 million for the quarter ended June 30, 2017, compared with net income of $90.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $9.3 million mostly due to:

•	Higher income from money market and investment securities by $7.1 million and $10.5 million, respectively, due to higher liquidity from higher volume in deposits balances, mainly from Puerto Rico government deposits;

Partially offset by:

•	Lower income from loans by $8.4 million mostly driven by lower interest income from WB Loans due to normal portfolio run-off and loan resolutions, partially offset by higher income from the commercial loan portfolio due to higher yields mostly associated to the impact on the variable rate portfolio as a result of the rise in market rates.

The net interest margin was 4.36% for the quarter ended June 30, 2017, compared to 4.71% for the same period in 2016.

•	The provision expense was $11.2 million higher in the second quarter of 2017 mainly as a result of a $6.0 million incremental provision related to the inter-company transfer of a loan between BPPR and Popular Inc. The impact of that transfer is eliminated in the consolidated results of the Corporation. Refer to Note 23, Related Party Transactions, for further information. Also, the net recoveries of $5.4 million recorded in the second quarter of 2016, related to a bulk loan sale contributed to the negative variance.

•	Higher non-interest income by $3.9 million mainly due to:

•	Higher other service fees by $2.2 million principally due to higher credit and debit card fees;

•	Lower provision for indemnity reserves by $3.3 million mainly due to a provision of $2.5 million recorded during the second quarter of 2016, related to the residential mortgage loans bulk sale completed during 2013 and a lower provision for loans sold with credit recourse; and

•	Lower FDIC loss share expense by $12.1 million due to an increase in expected losses on covered loans and OREOs that had a positive impact on the accretion of the indemnification asset, higher mirror accounting income from impaired loans, lower expenses on recoveries to be shared with the FDIC and a favorable variance in the fair value adjustment of the true-up payment obligation, partially offset by lower mirror accounting income on OREO losses;

Partially offset by:

•	Lower income from mortgage banking activities by $5.5 million, due to an unfavorable variance in the fair value adjustment for mortgage servicing rights (“MSRs”), lower servicing income and a lower gain from securitization activities;

•	The other-than temporary impairment charge on the COFINA bonds of $8.3 million, compared to an impairment of $0.2 million recorded in the second quarter of 2016. Refer to Note 5, Investment securities available-for-sale, for additional information on the impairment charge; and

•	An unfavorable variance of $1.8 million in the fair value adjustment of trading securities.

•	Operating expenses were lower by $1.8 million mainly due to:

•	Lower professional services expenses by $8.7 million mainly from lower legal and other costs associated with the FDIC arbitration proceedings incurred during the second quarter of 2016;

Partially offset by:

•	Higher personnel costs by $0.9 million due to higher medical plan expenses, partially offset by lower salaries and lower pension and postretirement plan expense due to actuarial assumptions adjustments;

•	Higher net occupancy expense by $0.9 million mainly due to higher utilities expense;

•	Higher FDIC deposit insurance expense by $1.2 million due in part to a surcharge assessment that became effective in the third quarter of 2016; and

•	Higher OREO expenses by $3.2 million due to higher write-downs and holding costs for mortgage properties, partially offset by higher gains on sales of commercial and mortgage properties.

•	Higher income tax expense by $0.4 million due to higher taxable income.

Net income for the six months ended June 30, 2017 amounted to $191.7 million, compared to $184.1 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $14.2 million mostly due to:

•	Higher income from money market and investment securities by $10.9 million and $17.9 million, respectively, due to higher liquidity from higher volume in deposits balances, mainly from Puerto Rico government deposits;

•	Lower cost of funds by $1.5 million due to lower levels of borrowings offset by higher volume of deposits;

Partially offset by:

•	A decrease of $15.4 million in interest income from loans driven by a decline of $18.6 million in income from the WB Loans portfolio due mainly to lower average balances as part of the normal portfolio run-off and loan resolutions, partially offset by higher income from commercial loans by $4.1 million due to higher yields.

•	Higher provision for loan losses by $0.6 million, mainly due to the provision of $6.0 million on the inter-company transfer discussed above and the impact of the net recoveries of $5.4 million related to the bulk sale discussed earlier, partially offset by a lower provision for commercial loans.

•	Higher non-interest income by $5.1 million, mainly due to:

•	Higher other services fees by $5.2 million mainly from credit and debit card fees and higher trust fees;

•	A lower provision for indemnity reserves by $5.4 million mainly due to the provision in the second quarter of 2016 related to the bulk loan sale completed in 2013 discussed above and lower reserves for loans sold with credit recourse;

•	Lower FDIC loss share expense by $7.0 million as a result of the accretion of the indemnification asset and lower mirror accounting on recoveries on covered assets, partially offset by lower mirror accounting on reimbursable expenses and a $5.5 million unfavorable adjustment related to commercial restructured loans; and

•	Higher other operating income by $1.6 million mainly due to incentives received related to HUD guaranteed loans;

Partially offset by:

•	Lower mortgage banking activities by $4.7 million due to lower servicing fees, higher unfavorable fair value adjustments on MSRs and lower gain from securitization activities, offset by lower realized losses on derivative activities;

•	The other-than temporary impairment charge on the COFINA bonds of $8.3 million, compared to an impairment of $0.2 million recorded in the second quarter of 2016, as discussed above; and

•	An unfavorable variance on the fair value adjustments on trading securities of $2.0 million.

•	Higher operating expenses by $8.6 million, mainly due to:

•	Higher occupancy expenses by $1.2 million due to higher utilities expense;

•	Higher business promotion expense by $1.1 million due to higher customer rewards program costs;

•	Higher FDIC deposit insurance expense by $1.3 million, due in part to a surcharge assessment as discussed above;

•	Higher OREO expenses by $6.8 million due to higher write-downs and holding costs on mortgage properties, partially offset by higher gains on sales of commercial properties; and

•	Higher other operating expenses by $12.5 million mainly driven by the write-down of $7.6 million recognized in the first quarter of 2017 related to capitalized software costs for a project that was discontinued by the Corporation and higher mortgage servicing operational losses;

Partially offset by:

•	Lower professional fees by $13.9 million due mainly to legal and other costs associated with the FDIC arbitration proceedings in 2016; and

•	Lower amortization of intangible assets by $1.5 million driven by core deposit intangibles which became fully amortized during the fourth quarter of 2016.

•	Higher income tax expense by $2.5 million due to higher taxable income.

Banco Popular North America

For the quarter ended June 30, 2017, the reportable segment of Banco Popular North America reported net income of $14.5 million, compared to net income of $12.4 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $4.2 million due to:

•	Higher income from loans by $6.2 million, mostly driven by higher volumes of the commercial and construction loan portfolios, offset by lower income from the mortgage and consumer loans portfolios; and

•	Higher income from money market and investment securities by $1.5 million mainly due to a higher volume of mortgage-backed securities;

Partially offset by:

•	Higher deposits expense by $3.5 million due to higher volumes and costs, principally in money market and time deposits, to fund loan growth.

Net interest margin was 3.54% for the second quarter of 2017, compared to 3.80% for the same period of the previous year.

•	The provision for loan losses for the BPNA segment amounted to $7.8 million, compared to $1.3 million for the same quarter in 2016, mostly driven by higher impairments for the taxi medallion loan portfolio.

•	Non-interest income for the second quarter of 2017 was $5.2 million, relatively flat when compared with the same period of the previous year.

•	Operating expenses for the quarter totaled $42.6 million, a decrease of $3.3 million, compared to the second quarter in 2016, mainly driven by:

•	Lower professional services by $0.7 million driven by lower technology support service fees;

•	Lower business promotion expense by $0.8 million due to lower marketing expense; and

•	Lower other operating expenses by $1.8 million due to the release of loss contingency reserves.

•	Lower income taxes by $1.1 million.

Net income for the six months ended June 30, 2017 amounted to $24.9 million, compared to $24.3 million for the same period of the previous year. The main factors that contributed to the variance in the financial results included the following:

•	Net interest income was $136.8 million, an increase of $9.1 million compared to the same period of the previous year due to:

•	Higher income from loans by $13.3 million, mainly from higher levels of commercial and construction loans, offset by lower volumes of mortgage and consumer loans; and

•	Higher income from money market and investment securities by $2.7 million, mainly from higher levels of mortgage-backed securities;

Partially offset by:

•	Higher cost of funds by $6.9 million mainly driven by a higher volume of money market, savings and non-brokered time deposits to fund loan growth.

Net interest margin was 3.53% compared to 3.76% for the same period of the previous year.

•	Provision for loan losses was $18.4 million, an increase of $13.0 million compared to the same period in 2016, driven mostly by higher impairments on the taxi medallion portfolio.

•	Non-interest income amounted to $10.1 million, relatively flat when compared to the same period of the previous year.

•	Operating expenses amounted to $86.4 million, a decrease of $2.4 million compared to the same period in 2016 due to:

•	Lower business promotion expense by $1.0 million from lower marketing expense;

•	Lower FDIC deposit insurance expense by $1.4 million mainly due to a lower assessment rate by the FDIC; and

•	Lower other operating expenses by $2.7 million due to the reversal of certain loss contingency reserves;

Partially offset by:

•	Higher personnel costs by $1.4 million from higher salaries and incentive compensation, offset by lower medical insurance expense; and

•	Higher equipment expenses by $1.6 million due to software maintenance costs and higher depreciation expense.

•	Favorable variance in income tax expense of $2.2 million.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $41.2 billion at June 30, 2017, compared to $38.7 billion at December 31, 2016. Refer to the Consolidated Statements of Financial Condition included in this report.

Money market investments, trading and investment securities

Money market investments totaled $4.2 billion at June 30, 2017, compared to $2.9 billion at December 31, 2016. The increase was mainly at BPPR due to higher liquidity driven by an increase in deposits mainly from the Puerto Rico government.

Trading account securities amounted to $50 million at June 30, 2017, compared to $60 million at December 31, 2016. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $9.5 billion at June 30, 2017, compared with $8.3 billion at December 31, 2016. The increase of $1.2 billion was mainly at BPPR due to purchases of U.S. Treasury securities and mortgage-backed agency pools driven by an increase in funds available to invest from increased liquidity, as discussed above.

Table 6 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the Consolidated Financial Statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 6—Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	June 30, 2017	December 31, 2016
U.S. Treasury securities	$2,922,765	$2,136,620
Obligations of U.S. Government sponsored entities	661,971	711,850
Obligations of Puerto Rico, States and political subdivisions	115,022	118,798
Collateralized mortgage obligations	1,084,909	1,221,600
Mortgage-backed securities	4,707,888	4,105,332
Equity securities	1,868	2,122
Others	11,265	11,585

Total investment securities AFS and HTM	$9,505,688	$8,307,907

Loans

Refer to Table 7 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 7. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. The FDIC loss sharing agreements expired on June 30, 2015 for commercial (including construction) and consumer loans, and expires on June 30, 2020 for single-family residential loans. As of June 30, 2017, the Corporation’s covered loans portfolio amounted to $536 million, comprised mainly of residential mortgage loans.

The Corporation’s total loan portfolio amounted to $ 23.5 billion at June 30, 2017, compared to $23.4 billion at December 31, 2016. Refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Table 7—Loans Ending Balances

(In thousands)	June 30, 2017	December 31, 2016	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$11,047,359	$10,798,507	$248,852
Construction	784,389	776,300	8,089
Legacy[1]	39,067	45,293	(6,226)
Lease financing	743,603	702,893	40,710
Mortgage	6,552,796	6,696,361	(143,565)
Consumer	3,751,057	3,754,393	(3,336)

Total non-covered loans held-in-portfolio	22,918,271	22,773,747	144,524

Loans covered under FDIC loss sharing agreements:
Mortgage	521,066	556,570	(35,504)
Consumer	15,275	16,308	(1,033)

Total covered loans held-in-portfolio	536,341	572,878	(36,537)

Total loans held-in-portfolio	23,454,612	23,346,625	107,987

Loans held-for-sale:
Mortgage	69,797	88,821	(19,024)

Total loans held-for-sale	69,797	88,821	(19,024)

Total loans	$23,524,409	$23,435,446	$88,963

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $145 million to $ 22.9 billion at June 30, 2017. The net increase was mainly driven by the growth of commercial loans at BPNA.

The loans held-for-sale portfolio decreased by $19 million from December 31, 2016, mainly at BPPR due to lower originations of mortgage loans held-for-sale.

Covered loans

The covered loans portfolio amounted to $536 million at June 30, 2017, compared to $573 million at December 31, 2016. The decrease of $37 million is due to normal portfolio run-off. Refer to Table 7 for a breakdown of the covered loans by major loan type categories.

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

Table 8—Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$1,688,900	$1,935,441	$1,738,329	$1,974,501
Accretion	36,488	48,476	73,380	92,009
Collections / loan sales / charge-offs[1]	(107,601)	(183,974)	(193,922)	(266,567)

Ending balance[2]	$1,617,787	$1,799,943	$1,617,787	$1,799,943
Allowance for loan losses (ALLL)	(65,674)	(66,995)	(65,674)	(66,995)

Ending balance, net of ALLL	$1,552,113	$1,732,948	$1,552,113	$1,732,948

[1]	For the quarter ended June 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.
[2]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $526 million as of June 30, 2017 (June 30, 2016—$597 million).

Table 9—Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$981,206	$1,128,808	$1,010,087	$1,112,458
Accretion[1]	(36,488)	(48,476)	(73,380)	(92,009)
Change in expected cash flows	(2,050)	(8,652)	5,961	51,231

Ending balance	$942,668	$1,071,680	$942,668	$1,071,680

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 10 sets forth the activity in the FDIC loss share asset for the quarters and six months ended June 30, 2017 and 2016.

Table 10 – Activity of Loss Share Asset

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$64,077	$219,448	$69,334	$310,221
Accretion (amortization)	147	(4,036)	(629)	(8,078)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	2,126	475	2,274	(1,618)
Reimbursable expenses	723	2,235	1,644	6,185
Net payments from FDIC under loss-sharing agreements	(14,003)	—	(14,003)	(88,588)
Other adjustments attributable to FDIC loss-sharing agreements	—	—	(5,550)	—

Balance at end of period	$53,070	$218,122	$53,070	$218,122

Balance due to the FDIC for recoveries on covered assets [1]	(487)	(4,093)	(487)	(4,093)

Balance at end of period	$52,583	$214,029	$52,583	$214,029

[1]	Balance due to the FDIC for recoveries on covered assets for the quarter and six months ended June 30, 2016 amounting to $ 4.1 million was included in other liabilities in the accompanying Consolidated Statement of Condition (December 31, 2016—$27.6 million).

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. The Corporation revises its expected cash flows and estimated credit losses on a quarterly basis. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is reduced to the expected reimbursement amount from the FDIC (amortization). In contrast, an increase to non-interest income is recognized as a result of increases in expected reimbursements due to higher loss estimates (accretion). Table 11 presents the activity associated with the outstanding balance of the FDIC loss share asset accretion (amortization) for the periods presented.

Table 11—Activity in the Remaining FDIC Loss-Share Asset Accretion (Amortization)

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period[1]	$3,929	$25,205	$4,812	$26,100
Accretion (amortization)[2]	147	(4,036)	(629)	(8,078)
Impact of change in projected losses	(4,801)	2,022	(4,908)	5,169

Balance at end of period	$(725)	$23,191	$(725)	$23,191

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while accretion results in a positive impact to non-interest income, particularly FDIC loss-share expense.

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At June 30, 2017, OREO decreased to $206 million from $213 million at December 31, 2016 mainly due to a decrease in residential properties at BPPR, partially offset by an increase in commercial properties at BPPR. Refer to Note 12 to the Consolidated Financial Statements for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Other assets

Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the consolidated statements of financial condition at June 30, 2017 and December 31, 2016. Other assets decreased by $37 million from December 31, 2016 to June 30, 2017, mainly driven by a decrease in net deferred tax assets, partially offset by an increase in guaranteed mortgage loan claims receivables.

Liabilities

The Corporation’s total liabilities were $36.0 billion at June 30, 2017 compared to $33.5 billion at December 31, 2016. Refer to the Corporation’s Consolidated Statements of Financial Condition included in this Form 10-Q.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2017 and December 31, 2016 is included in Table 12.

Table 12—Financing to Total Assets

	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2017	2016	from 2016 to 2017	2017	2016
Non-interest bearing deposits	$7,482	$6,980	7.2%	18.1%	18.0%
Interest-bearing core deposits	21,031	18,776	12.0	51.0	48.6
Other interest-bearing deposits	4,609	4,740	(2.8)	11.2	12.3
Repurchase agreements	407	480	(15.2)	1.0	1.2
Other short-term borrowings	1	1	—	—	—
Notes payable	1,561	1,575	(0.9)	3.8	4.1
Other liabilities	874	912	(4.2)	2.1	2.4
Stockholders’ equity	5,278	5,198	1.5	12.8	13.4

Deposits

The Corporation’s deposits totaled $33.1 billion at June 30, 2017 compared to $30.5 billion at December 31, 2016. The deposits increase of $2.6 billion was mainly due to an increase in deposits from the Puerto Rico public sector at BPPR. Refer to Table 13 for a breakdown of the Corporation’s deposits at June 30, 2017 and December 31, 2016.

Table 13—Deposits Ending Balances

(In thousands)	June 30, 2017	December 31, 2016	Variance
Demand deposits [1]	$11,194,860	$9,053,897	$2,140,963
Savings, NOW and money market deposits (non-brokered)	13,946,680	13,327,298	619,382
Savings, NOW and money market deposits (brokered)	424,303	405,487	18,816
Time deposits (non-brokered)	7,361,587	7,486,717	(125,130)
Time deposits (brokered CDs)	194,603	222,825	(28,222)

Total deposits	$33,122,033	$30,496,224	$2,625,809

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings totaled $2.0 billion at June 30, 2017 compared to $2.1 billion at December 31, 2016. The favorable variance is mostly driven by a decrease in assets sold under agreements to repurchase. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $5.3 billion at June 30, 2017, compared with $5.2 billion at December 31, 2016. The increase was related to the Corporation’s net income of $189.2 million for the six months ended June 30, 2017 and a decrease in accumulated other comprehensive loss by $17.3 million in part due to the reclassification to earnings of the entire unrealized loss of the COFINA bonds which was deemed other-than-temporary, partially offset by the declaration of dividends of $ 51.1 million on common stock ($0.25 per share) and $ 1.9 million on preferred stock and the impact of the common stock repurchase plan of $75 million completed during the first quarter of 2017. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and BPNA are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to the Corporation, BPPR and BPNA (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2017, the Corporation’s, BPPR’s and BPNA’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2017 and December 31, 2016, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

.

Table 14—Capital Adequacy Data

(Dollars in thousands)	June 30, 2017	December 31, 2016
Common equity tier 1 capital:
Common stockholders equity—GAAP basis	$5,227,885	$5,147,797
AOCI related adjustments due to opt-out election	261,538	280,330
Goodwill, net of associated deferred tax liability (DTL)	(549,368)	(554,614)
Intangible assets, net of associated DTLs	(32,288)	(25,662)
Deferred tax assets and other deductions	(732,972)	(726,643)

Common equity tier 1 capital	$4,174,795	$4,121,208

Additional tier 1 capital:
Preferred stock	50,160	50,160
Trust preferred securities subject to phase out of additional tier 1	—	—
Other additional tier 1 capital deductions	(50,160)	(50,160)

Additional tier 1 capital	$—	$—

Tier 1 capital	$4,174,795	$4,121,208

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	426,602
Other inclusions (deductions), net	320,410	321,405

Tier 2 capital	$747,012	$748,007

Total risk-based capital	$4,921,807	$4,869,215

Minimum total capital requirement to be well capitalized	$2,503,196	$2,500,133

Excess total capital over minimum well capitalized	$2,418,611	$2,369,082

Total risk-weighted assets	$25,031,964	$25,001,334

Total assets for leverage ratio	$39,825,639	$37,785,070

Risk-based capital ratios:
Common equity tier 1 capital	16.68%	16.48%
Tier 1 capital	16.68	16.48
Total capital	19.66	19.48
Tier 1 leverage	10.48	10.91

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2017, the Corporation, BPPR and BPNA continue to exceed the minimum requirements for being “”well-capitalized” under the Basel III capital rules.

The increase in the common equity tier I capital ratio, tier I capital ratio and total capital ratio on June 30, 2017 as compared to December 31, 2016 was mainly attributed to the six months period earnings, partially offset by the common stock repurchase of $75 million completed during the first quarter of 2017 and the transition period impact on deferred tax assets. The decrease in the leverage ratio was mainly attributed to the increase in average total assets. Refer to Table 1, Financial Condition Highlights, for information of average assets and to the Financial Condition Analysis section of this MD&A for a discussion of significant variances in assets.

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

Table 15 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2017, and December 31, 2016.

Table 15—Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2017	December 31, 2016
Total stockholders’ equity	$5,278,045	$5,197,957
Less: Preferred stock	(50,160)	(50,160)

	$5,227,885	$5,147,797
Common shares outstanding at end of period	101,986,758	103,790,932
Common equity per share	$51.26	$49.60

Total stockholders’ equity	$5,278,045	$5,197,957
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(40,361)	(45,050)

Total tangible common equity	$4,560,230	$4,475,453

Total assets	$41,242,669	$38,661,609
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(40,361)	(45,050)

Total tangible assets	$40,575,014	$37,989,265

Tangible common equity to tangible assets	11.24%	11.78%
Common shares outstanding at end of period	101,986,758	103,790,932
Tangible book value per common share	$44.71	$43.12

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2017, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $176 million at June 30, 2017 of which approximately 52% mature in 2017, 27% in 2018, 16% in 2019 and 5% thereafter.

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

Table 16 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2017.

Table 16—Off-Balance Sheet Lending and Other Activities

	Amount of commitment—Expiration Period
(In millions)	2017	Years 2018 - 2019	Years 2020 - 2021	Years 2022 - thereafter	Total
Commitments to extend credit	$5,535	$1,574	$90	$87	$7,286
Commercial letters of credit	1	—	—	—	1
Standby letters of credit	14	17	—	—	31
Commitments to originate or fund mortgage loans	18	4	—	—	22

Total	$5,568	$1,595	$90	$87	$7,340

At June 30, 2017 and December 31, 2016, the Corporation maintained a reserve of approximately $8 million and $9 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

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

Principal Risk Types

•	Credit Risk – Potential for default or loss resulting from an obligor’s failure to meet the terms of any contract with the Corporation or any of its subsidiaries, or failure otherwise to perform as agreed. Credit risk arises from all activities where success depends on counterparty, issuer, or borrower performance.

•	Interest Rate Risk (“IRR”) – The risk to earnings or capital arising from changes in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among different yield curves affecting bank lending and borrowing activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest related options embedded in bank products (options risk).

•	Market Risk – Potential for economic loss resulting from changes in market prices of the assets or liabilities in the Corporation’s or in any of its subsidiaries’ portfolios.

•	Liquidity Risk – Potential for loss resulting from the Corporation or its subsidiaries not being able to meet their financial obligations when they come due. This could be a result of market conditions, the ability of the Corporation to liquidate assets or manage or diversify various funding sources. This risk also encompasses the possibility that an instrument cannot be closed out or sold at its economic value, which might be a result of stress in the market or in a specific security type given its credit, volume and maturity.

•	Operational Risk – Possibility that inadequate or failed systems and internal controls or procedures, human error, fraud or external influences such as disasters, can cause losses. It includes the risk for those processes that have been outsourced to third parties and the risk of the inadequate use of models.

•	Compliance Risk – Potential for loss resulting from violations of or non-conformance with laws, rules, regulations, or prescribed practices.

•	Regulatory and Legal Risk—Risk of negative impact to business activities, earnings or capital, regulatory relationships or reputation as a result of failure to comply with or a failure to adapt to current and changing regulations, law, rules, regulatory expectations, existing contracts or ethical standards.

•	Strategic Risk – Potential for loss arising from adverse business decisions or improper implementation of business decisions. Also, it incorporates how management analyzes external factors that impact the strategic direction of the Corporation.

•	Reputational Risk – Potential for loss arising from negative public opinion.

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

Most of the assets subject to market valuation risk are securities in the investment portfolio classified as available-for-sale. Refer to Notes 5 and 6 for further information on the investment portfolio. Investment securities classified as available-for-sale amounted to $9.4 billion as of June 30, 2017. Other assets subject to market risk include loans held-for-sale, which amounted to $70 million, mortgage servicing rights (“MSRs”) which amounted to $189 million and securities classified as “trading”, which amounted to $50 million, as of June 30, 2017.

Liabilities subject to market risk include the FDIC clawback obligation, which amounted to $ 164 million at June 30, 2017.

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

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount. The rate scenarios considered in these market risk simulations reflect parallel changes of -200, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at June 30, 2017 and December 31, 2016, assuming a static balance sheet and a one-year time horizon:

Table 17—Net Interest Income Sensitivity (One Year Projection)

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
+400 basis points	$319,042	20.59%	$236,945	16.52%
+200 basis points	166,494	10.75	121,181	8.45
-200 basis points	(160,176)	(10.34)	(35,314)	(2.46)

At June 30, 2017, the simulations showed that the Corporation maintains an asset-sensitive position. This is primarily due to (i) a high level of money market investments that are highly sensitive to changes in interest rates, (ii) approximately 34% of the Corporation’s loan portfolio being comprised of Prime and Libor-based loans, and (iii) low elasticity of the Corporation’s core deposit base. The increase in sensitivity from December 31, 2016 in the +200 and +400 scenarios is mainly driven by an increase in money market investments of $1.3 billion, from $2.9 billion at December 31, 2016 to $4.2 billion at June 30, 2017, that was due to growth in public fund deposits that have low sensitivity to changes in rates. The increase in sensitivity in the -200 scenario is also driven by the increase in money market investments that reflect full changes in rates across all scenarios, combined with the increases in the Federal Funds Target Rate in March and June of 2017 by the Federal Reserve, which led to an increase in the magnitude of the -200 basis points scenario.

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

At June 30, 2017, the Corporation held trading securities with a fair value of $50 million, representing approximately 0.1% of the Corporation’s total assets, compared with $60 million and 0.2%, respectively, at December 31, 2016. As shown in Table 18, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at June 30, 2017 were investment grade securities. As of June 30, 2017, the trading portfolio also included $1.3 million in Puerto Rico government obligations and shares of closed-end funds that invest primarily in Puerto Rico government obligations ($2.6 million as of December 31, 2016). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $0.7 million for the quarter ended June 30, 2017, compared to a gain of $1.1 million for the quarter ended June 30, 2016. Table 18 provides the composition of the trading portfolio at June 30, 2017 and December 31, 2016.

Table 18—Trading Portfolio

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$34,647	5.12%	$42,746	4.85%
Collateralized mortgage obligations	858	5.43	1,321	5.27
Puerto Rico government obligations	182	0.29	1,164	5.51
Interest-only strips	557	12.43	602	12.35
Other (includes related trading derivatives)	14,049	2.60	13,972	3.03

Total	$50,293	4.48%	$59,805	4.52%

[1]	Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.3 million for the last week in June 2017. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

The fair value of assets and liabilities may include market or credit related adjustments, where appropriate. During the quarter ended June 30, 2017, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $4 thousand recorded in the other operating income and interest expense captions of the Consolidated Statement of Operations, which consisted of a gain of $26 thousand resulting from the Corporation’s own credit risk standing adjustment and a loss of $22 thousand from the assessment of the counterparties’ credit risk. During the six months ended June 30, 2017, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $102 thousand recorded in the other operating income and interest expense captions of the Consolidated Statement of Operations, which consisted of a loss of $14 thousand resulting from the Corporation’s own credit standing adjustment and a loss of $88 thousand from the assessment of the counterparties’ credit risk.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 24 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At June 30, 2017, approximately $ 9.5 billion, or 98%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 14 million at June 30, 2017, of which $ 6 million were Level 3 assets and $ 8 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

Refer to Note 32 to the consolidated financial statements in the 2016 Form 10-K for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value. Also, refer to the Critical Accounting Policies / Estimates in the 2016 Form 10-K for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2017, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance. In addition, during the quarter and six months ended June 30, 2017, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers for its trading account securities and investment securities available-for-sale.

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

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. During the six months ended June 30, 2017, the Corporation declared dividends on its common stock of $51.1 million and completed a $75 million privately negotiated accelerated share repurchase transaction. Refer to additional information on Note 18 – Stockholder’s equity.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 80% of the Corporation’s total assets at June 30, 2017 and 79% at December 31, 2016. The ratio of total ending loans to deposits was 71% at June 30, 2017, compared to 77% at December 31, 2016. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2017, these borrowings consisted primarily of $ 406 million in assets sold under agreement to repurchase, $658 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $445 million in term notes (net of debt issuance cost) issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

During the six months ended June 30, 2017, BPPR declared cash dividends of $146 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock, as mentioned above.

During the quarter ended June 30, 2017, BPNA declared a dividend of $5 million to Popular North America, its holding company, who in turn declared a $5 million dividend to Popular, Inc.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 13 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 28.5 billion, or 86% of total deposits, at June 30, 2017, compared with $25.8 billion, or 84% of total deposits, at December 31, 2016. Core deposits financed 76% of the Corporation’s earning assets at June 30, 2017, compared with 76% at December 31, 2016.

Certificates of deposit with denominations of $100,000 and over at June 30, 2017 totaled $ 4.0 billion, or 12% of total deposits (December 31, 2016—$4.1 billion, or 14% of total deposits). Their distribution by maturity at June 30, 2017 is presented in the table that follows:

Table 19—Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,448,439
3 to 6 months	303,302
6 to 12 months	568,364
Over 12 months	1,694,028

Total	$4,014,133

At June 30, 2017 and December 31, 2016 approximately 2% of the Corporation’s assets were financed by brokered deposits. The Corporation had $ 0.6 billion in brokered deposits at June 30, 2017 and December 31, 2016. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2017 and December 31, 2016, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.8 billion, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $658 million at June 30, 2017 and $673 million at December 31, 2016. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At June 30, 2017 and December 31, 2016 the credit facilities authorized with the FHLB were collateralized by $4.9 billion in loans held-in-portfolio. Refer to Note 16 to the Consolidated Financial Statements for additional information on the terms of FHLB advances outstanding.

At June 30, 2017 and December 31, 2016, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.3 billion and $1.2 billion, respectively, which remained unused as of both dates. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At June 30, 2017 and December 31, 2016, this credit facility with the Fed was collateralized by $2.3 billion, in loans held-in-portfolio.

At June 30, 2017, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

During the six months ended June 30, 2017, PIHC received $146 million in dividends from BPPR and $2.3 million in dividends from EVERTEC’s parent company. PIHC also received $0.5 million in distributions from its investment in PRB Investors LP, an equity method investment, and $10.5 million in dividends from its non-banking subsidiaries. During the quarter ended June 30, 2017, BPNA declared a dividend of $5 million to PNA, who in turn declared a dividend of $5 million to PIHC. In addition, during the six months ended June 30, 2017 Popular International Bank received $11.8 million in dividends from its investment in BHD Leon.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the six months ended June 30, 2017, the Corporation declared quarterly dividends on its outstanding common stock of $0.25 per share, for a total of $ 51.1 million and completed a $75 million privately negotiated accelerated share repurchase transaction. Refer to additional information on Note 18 – Stockholder’s equity. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $ 1.9 million for the six months ended June 30, 2017.

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

The outstanding balance of notes payable at the BHC’s amounted to $885 million at June 30, 2017, compared with $884 million at December 31, 2016. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at June 30, 2017 are presented in Table 20.

Table 20 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2017	$—
2018	—
2019	445,831
2020	—
2021	—
Later years	439,337

Total	$885,168

As indicated previously, the BHC did not issue new registered debt in the capital markets during the six months ended June 30, 2017.

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $2.8 billion at June 30, 2017 and June 30, 2016. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $14 million in deposits at June 30, 2017 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $50 thousand at June 30, 2017, with the Corporation providing collateral totaling $1 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $54 million at June 30, 2017. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 33 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which is experiencing a severe economic and fiscal crisis resulting from continuing economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations and lack of access to the capital markets, among other factors. Further, the Commonwealth and several of its public instrumentalities are currently in the process of restructuring their outstanding obligations in proceedings under Titles III and VI of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”).

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

Recent Economic Performance

Puerto Rico entered into recession in the fourth quarter of fiscal year 2006. Puerto Rico’s gross national product (GNP) has thereafter contracted in real terms every year between fiscal year 2007 and fiscal year 2016 (inclusive), with the exception of growth of 0.5% in fiscal year 2012 (likely as a result of the large amount of governmental stimulus and deficit spending in that fiscal year). According to Puerto Rico Planning Board estimates released in March 2017, gross national product is projected to further contract by 1.7% and 1.5% during fiscal years 2017 and 2018, respectively. The latest Economic Activity Index issued by GDB, which is an indicator of general economic activity and not a direct measurement of GNP, reflected a 1.4% reduction in the average for fiscal year 2016, compared to the prior fiscal year. During the first eleven months of fiscal year 2017 (July to May 2017), the Economic Activity Index reflected a 1.2% average reduction compared to the corresponding figure for fiscal year 2016.

Fiscal and Liquidity Measures; Defaults in Debt Service Payments

The Commonwealth’s challenges have resulted in a severe fiscal and liquidity crisis, which has forced the government to implement extraordinary measures in order to continue to fund its operational expenses and provide essential services to its residents. Measures taken by the previous administration to tackle the government’s structural budgetary imbalance included (a) reforming the Commonwealth’s retirement systems, (b) enacting Act No. 66-2014, as amended (“Act 66”), a fiscal emergency law that, among other things, froze formula appropriations, salaries and benefits under collective bargaining agreements, (c) implementing certain extraordinary revenue raising measures, including an increase in the sales and use tax (“SUT”) rate from 7% to 11.5% and the implementation of a Commonwealth SUT of 4% with respect to certain business-to-business services, (d) requiring the two largest government retirement systems to pre-fund the payment of retirement benefits to participants, (e) delaying the payment of third-party payables, income tax refunds and amounts due to public corporations, and (f) enacting Puerto Rico Emergency Moratorium and Rehabilitation Act (the “Moratorium Act”), pursuant to which the Commonwealth and certain of its instrumentalities suspended the payment of debt service on their respective debts and retained certain revenues assigned to particular public corporations, redirecting the same for the funding of operational expenses. The Moratorium Act also imposed significant constraints on the operations of GDB, including stringent restrictions on the withdrawal of deposits from GDB (including deposits of the Commonwealth’s municipalities).

The Administration of Governor Ricardo Rosselló Nevares, sworn in January 2017, has also implemented various measures to address the Commonwealth’s fiscal crisis and liquidity problems, including enacting legislation to (a) extend until fiscal year 2021 certain of the provisions of Act 66, (b) extend for 10 years the temporary excise tax imposed by Act No. 154-2010, (c) reduce government expenses (including by reducing payroll related-expenses, such as those related to temporary workers and certain employee benefits), (d) increase government revenues (including by increasing fines and cigarette excise taxes), and (e) authorize the Commonwealth’s central government to use funds from public corporations to cover its liquidity and budgetary needs (including, under certain circumstances, the sales-and-use tax revenue securitized through the Puerto Rico Sales Tax Financing Corporation (“COFINA”)).

On January 29, 2017, the Rosselló Administration enacted Act No. 5-2017 (“Act 5”), also known as the “Financial Emergency and Fiscal Responsibility Act,” to replace certain provisions of the Moratorium Act. Among other things, Act 5, as amended, extended the Governor’s power to suspend debt service obligations until December 31, 2017, by prioritizing the payment of essential services over debt service. Act 5 grandfathers executive orders issued pursuant to the Moratorium Act and stipulates that the same shall continue in full force and effect until amended, rescinded or superseded.

The Government has stated that certain of these emergency liquidity measures are unsustainable and have significant negative economic effects. Also, the Commonwealth and the Oversight Board (defined below) have indicated that they expect that these measures will not be sufficient to address the Commonwealth’s fiscal and liquidity needs and that additional extraordinary fiscal and liquidity measures will need to be implemented, including those outlined in the Commonwealth’s fiscal plan (discussed below), to allow the Commonwealth to continue providing essential government services. The Commonwealth and the Oversight Board have indicated that, absent such additional measures, the Commonwealth may experience significant bank cash shortfalls during fiscal year 2018.

Following the certification of the Commonwealth’s fiscal plan by the Oversight Board (discussed below), certain differences between the Government and the Oversight Board have arisen as to the measures required to be implemented by the Government in order to achieve a target of $880 million in savings from the right-sizing of government, as well as to the legal authority of the Oversight Board under PROMESA to require the implementation of certain expense reduction measures. The Commonwealth’s fiscal plan requires the savings target from the right-sizing of government to be achieved through a combination of subsidy reductions as well as reductions in government operations through personnel and non-personnel measures. The Oversight Board’s assessment is that the Government’s right-sizing measures presented to date are short by $218 million of the target required by the fiscal plan for fiscal year 2018. As such, on August 4, 2017, the Oversight Board adopted a resolution requiring that the Government plan for and execute a furlough program across the Executive Branch, commencing on September 1, 2017, that would remain active until the savings target is achieved or is reasonably expected to be achieved, or the Oversight Board otherwise determines sufficient progress has been made towards achieving the right-sizing targets. The Oversight Board expects that the furlough program will result in a two-day per month furlough of all Executive Branch employees, excluding public safety personnel. The Government has stated, however, that it will not comply with the Oversight Board’s furlough directive because of the negative economic impact of such measure and because it believes that such measure is unnecessary in light of the progress made by the Government towards achieving fiscal responsibility and complying with the fiscal plan. The Government has further stated that it is not required under PROMESA to implement the furlough program at this time. Unless the Government and the Oversight Board reach agreement on this dispute, it is expected that the controversy over the implementation of the furlough program would be addressed in a Federal court proceeding.

On August 4, 2017, the Board also released its proposal for achieving a reduction in pension benefit outlays of 10% by fiscal year 2020. The proposal, which would be pursued through a court-approved plan of adjustment under Title III of PROMESA (described below), would reduce pension benefit payments in a progressive manner, so that lower income retirees would see a lower or no reduction in benefits while those with higher benefits would see larger reductions. The Oversight Board estimates that under this proposal, 25% of retirees would see no reductions and the median retiree would receive less than a 10% reduction. The Government, however, has stated that it will seek to protect pension benefit payments to retirees in full.

Recent Defaults

The following entities have not made payments of principal and/or interest in full on certain of their respective bonds and notes as of the date hereof: the Commonwealth, GDB, the Puerto Rico Public Buildings Authority, the Puerto Rico Infrastructure Financing Authority, the Puerto Rico Highways and Transportation Authority (“HTA”), the Puerto Rico Public Finance Corporation, the Convention Center District Authority, the Employees Retirement System (“ERS”), the University of Puerto Rico and the Puerto Rico Electric Power Authority (“PREPA”). Further, pursuant to a court order issued in COFINA’s Title III proceeding (discussed below) on May 30, 2017, funds held by the trustee of the COFINA bonds have not been applied for the payment of such bonds pending the resolution of various disputes in respect of such funds.

Enactment of PROMESA

In general terms, PROMESA seeks to provide the Commonwealth with (i) fiscal and economic discipline through the creation of a seven-member federally-appointed oversight board (the “Oversight Board), (ii) relief from creditor lawsuits through the enactment of a temporary stay on litigation to enforce rights or remedies related to outstanding liabilities of the Commonwealth and its instrumentalities and municipalities (which expired on May 1, 2017) and (iii) two separate processes for the restructuring of the debt obligations of such entities. PROMESA also includes other miscellaneous provisions, including relief from certain wage and hour laws and regulations and provisions for identification and expedited permitting of critical infrastructure projects.

On August 31, 2016, President Obama appointed the seven voting members of the Oversight Board. Pursuant to PROMESA, the Oversight Board shall remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years.

The Oversight Board has designated a number of entities as covered entities under PROMESA, including the Commonwealth, all of its public corporations and retirement systems, and all affiliates and subsidiaries of the foregoing. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof. The designation of an entity as a covered entity has various implications under PROMESA. First, it means that the Governor will have to submit such entity’s annual budgets and, if the Oversight Board so requests, its fiscal plans, to the Oversight Board for its review and approval. Second, covered territorial instrumentalities may not issue debt or guarantee, exchange, modify, repurchase, redeem, or enter into similar transactions with respect to their debts without the prior approval of the Oversight Board. Finally, covered entities could also potentially be eligible to use the restructuring procedures provided by PROMESA. The first, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agrees, that agreement can bind all other creditors in such category. The second, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board. Access to either of these procedures is dependent on compliance with certain requirements established in PROMESA, including the approval of the Oversight Board.

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

On February 28, 2017, the Rosselló administration submitted its draft fiscal plan to the Oversight Board. A revised version of such fiscal plan was submitted to the Oversight Board on March 13, 2017, which the Oversight Board certified on such date, after introducing certain amendments. The Commonwealth’s fiscal plan covers, in addition to the Commonwealth itself, various public instrumentalities with outstanding debts payable from taxes, fees or other government revenues (including COFINA).

The Commonwealth’s fiscal plan, as certified in March 2017, estimates that, absent the revenue enhancing and expense reduction measures set forth therein and assuming the payment of debt service as contracted, the Commonwealth’s 10-year budget gap would reach approximately $66.9 billion. Further, the fiscal plan projects that, assuming the successful implementation of all measures set forth therein, the Commonwealth and the entities covered by the Commonwealth’s fiscal plan will only have $7.8 billion available for the payment of debt service during said 10-year period (compared to $35 billion of contractual debt service) and thus recognizes the need for debt restructuring by the Commonwealth and the instrumentalities covered by said fiscal plan (including COFINA).

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

Pursuant to PROMESA, the Oversight Board has also requested and approved fiscal plans for (i) GDB, (ii) HTA, (iii) PREPA, (iv) the Puerto Rico Aqueduct and Sewer Authority and (v) the Public Corporation for the Supervision and Insurance of Cooperatives. All such fiscal plans reflect that the applicable government entity is unable to pay its financial obligations in full, thus recognizing the need for debt relief. The Oversight Board has also requested fiscal plans from certain other public corporations and instrumentalities, which are subject to ongoing review and have not been approved by the Oversight Board as of the date hereof.

PREPA’s fiscal plan assumes changes to the treatment of the municipal contribution in lieu of taxes, which could result in increased electricity expenses for municipalities. GDB’s fiscal plan contemplates the wind-down of GDB’s operations and the distribution of the cash flows of GDB’s loan portfolio among its creditors (including depositors). Pursuant to the Restructuring Support Agreement, dated May 15, 2017, entered into by and among GDB and a significant portion of its financial creditors (the “GDB RSA”), GDB noteholders and municipal depositors would be eligible to exchange their claims against GDB for one of three tranches of bonds to be issued by a new government entity and which would have varied upfront exchange ratios (ranging from 55% to 75%) and coupon rates (ranging from 3.5% to 7.5%). The new bonds would be payable from payments received in respect of certain assets to be transferred by GDB to such new government entity (consisting largely of municipal loans). The legality of the modification of GDB’s financial obligations outlined in the GDB RSA is currently being challenged in court by certain dissenting municipalities with deposits in GDB.

Pending Title III and Title VI Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court for the District of Puerto Rico to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to COFINA, ERS, HTA and PREPA. As of the date of this report, the plans of adjustment for said entities’ debts have not been filed. Based on the projection of funds available for debt service under the applicable fiscal plans, however, the restructuring is expected to result in significant discounts on creditor recoveries.

On July 12, 2017, the Oversight Board conditionally authorized GDB to pursue the modification of its financial obligations outlined in the GDB RSA pursuant to Title VI of PROMESA.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. While PROMESA provides a process to address the Commonwealth’s fiscal crisis, the length and complexity of the Title III proceedings for the Commonwealth and various of its instrumentalities and the adjustment measures required by the fiscal plans suggest a risk of further significant economic contraction. In addition, the measures taken to address the fiscal crisis and those that will have to be taken in the near future will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us and may negatively affect consumer confidence. This in turn results in reductions in consumer spending that may also adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to manage the Commonwealth’s fiscal crisis, including by consummating an orderly restructuring of its debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At June 30, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 519 million, of which approximately $ 517 million is outstanding ($584 million and $529 million, respectively, at December 31, 2016). Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $ 451 million consists of loans and $ 66 million are securities ($459 million and $70 million, respectively, at December 31, 2016). Of the amount outstanding, $ 14 million represented senior obligations of COFINA. Subsequent to the filing of the Title III proceeding in respect of COFINA, the non-payment of interest on the COFINA bonds on June 2017 pursuant to a court order issued in such proceeding, the Corporation took an other-than-temporary impairment charge of $8.3 million in respect of said bonds. The Corporation subsequently sold such COFINA bonds after quarter-end. The remaining $ 503 million outstanding as of June 30, 2017 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues ($512 million at December 31, 2016). Although the PROMESA Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21.

In addition, at June 30, 2017, the Corporation had $396 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry the guarantee of a Puerto Rico governmental entity to cover any shortfall in collateral in the event of borrower default ($406 million at December 31, 2016). These included $317 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2016—$326 million). These mortgage loans are secured by the underlying properties and the “HFA” guarantee serves to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of HFA, he has not exercised this power as of the date hereof. Also, the Corporation had $43 million in Puerto Rico housing bonds which are backed-up by second mortgage loans, $6 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $30 million of commercial real estate notes issued by government entities, but payable from rent paid by private parties ($43 million, $6 million and $31 million December 31, 2016, respectively).

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

At June 30, 2017, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $76 million, of which approximately $72 million is outstanding. Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $16 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects.

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $843 million of residential mortgages and $91 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2017.

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 21.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of June 30, 2017.

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

Non-performing assets, excluding covered loans and OREO, decreased by $10 million from December 31, 2016, mostly related to lower mortgage NPLs of $11 million. Refer to Table 21 presents the information of non-performing assets.

At June 30, 2017, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $444 million in the Puerto Rico operations and $26 million in the U.S. operations. These figures compare to $467 million in the Puerto Rico operations and $21 million in the U.S. operations at December 31, 2016. In addition to the non-performing loans included in Table 21 at June 30, 2017, there were $164 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $169 million at December 31, 2016.

Table 21—Non-Performing Assets

	June 30, 2017				December 31, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]
Commercial	$162,863	$4,001	$166,864	1.5%	$159,655	$3,693	$163,348	1.5%
Legacy[1]	—	3,360	3,360	8.6	—	3,337	3,337	7.4
Leasing	2,065	—	2,065	0.3	3,062	—	3,062	0.4
Mortgage	306,642	12,280	318,922	4.9	318,194	11,713	329,907	4.9
Consumer	45,812	10,106	55,918	1.5	51,597	6,664	58,261	1.6

Total non-performing loans held-in-portfolio, excluding covered loans	517,382	29,747	547,129	2.4%	532,508	25,407	557,915	2.5%
Non-performing loans held-for-sale [2]	—	—	—		—	—	—
Other real estate owned (“OREO”), excluding covered OREO	178,966	2,130	181,096		177,412	3,033	180,445

Total non-performing assets, excluding covered assets	$696,348	$31,877	$728,225		$709,920	$28,440	$738,360
Covered loans and OREO [3]	29,376	—	29,376		36,044	—	36,044

Total non-performing assets	$725,724	$31,877	$757,601		$745,964	$28,440	$774,404

Accruing loans past due 90 days or more[5] [6]	$391,569	$—	$391,569		$426,652	$—	$426,652

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.03	0.51	2.39%		3.10	0.45	2.45%
Allowance for loan losses to loans held-in-portfolio	2.66	0.94	2.22		2.73	0.75	2.24
Allowance for loan losses to non-performing loans, excluding held-for-sale	87.83	184.12	93.07		87.88	166.56	91.47

Ratios including covered loans:
Non-performing assets to total assets	2.28	0.34	1.84%		2.51	0.32	2.00%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.96	0.51	2.35		3.02	0.45	2.41
Allowance for loan losses to loans held-in-portfolio	2.76	0.94	2.30		2.81	0.75	2.32
Allowance for loan losses to non-performing loans, excluding held-for-sale	93.06	184.12	97.98		92.90	166.56	96.23

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	There were no non-performing loans held-for-sale s as of June 30, 2017 and December 31, 2016.
[3]	The amount consists of $4 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $25 million in covered OREO as of June 30, 2017 (December 31, 2016—$4 million and $32 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $536 million in covered loans at June 30, 2017 (December 31, 2016 —$573 million).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $232 million at June 30, 2017 (December 31, 2016—$282 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $160 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2017 (December 31, 2016 - $181 million). Furthermore, the Corporation has approximately $57 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2016 - $68 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

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

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $7.3 billion at June 30, 2017, of which $1.9 billion was secured with owner occupied properties, compared with $7.2 billion and $2.0 billion, respectively, at December 31, 2016. CRE non-performing loans, excluding covered loans, amounted to $121 million at June 30, 2017, compared with $130 million at December 31, 2016. The CRE non-performing loans ratios for the BPPR and BPNA segments were 2.71% and 0.10%, respectively, at June 30, 2017, compared with 2.83% and 0.07%, respectively, at December 31, 2016.

For the quarter ended June 30, 2017, total non-performing loan inflows, excluding consumer loans, decreased by $14 million, or 12%, when compared to the inflows for the same quarter in 2016. Inflows of non-performing loans held-in-portfolio at the BPPR segment decreased by $11 million, or 10%, compared to the inflows for the second quarter of 2016, mostly related to lower commercial inflows of $12 million. Inflows of non-performing loans held-in-portfolio at the BPNA segment decreased by $3 million, or 34%, from the same quarter in 2016, mostly driven by lower mortgage and commercial inflows of $2 million and $1 million, respectively.

Table 22 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended June 30, 2017			For the six months ended June 30, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$494,927	$18,988	$513,915	$477,849	$18,743	$496,592
Plus:
New non-performing loans	95,391	6,131	101,522	211,140	12,239	223,379
Advances on existing non-performing loans	—	12	12	—	59	59
Less:
Non-performing loans transferred to OREO	(14,671)	—	(14,671)	(29,437)	(46)	(29,483)
Non-performing loans charged-off	(33,307)	(613)	(33,920)	(47,888)	(730)	(48,618)
Loans returned to accrual status / loan collections	(72,835)	(4,877)	(77,712)	(142,159)	(10,624)	(152,783)

Ending balance NPLs	$469,505	$19,641	$489,146	$469,505	$19,641	$489,146

Table 23 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$508,747	$31,778	$540,525	$519,385	$21,101	$540,486
Plus:
New non-performing loans	105,903	9,338	115,241	206,446	32,597	239,043
Advances on existing non-performing loans	—	8	8	—	11	11
Less:
Non-performing loans transferred to OREO	(14,336)	(445)	(14,781)	(24,969)	(445)	(25,414)
Non-performing loans charged-off	(25,875)	(438)	(26,313)	(41,823)	(1,095)	(42,918)
Loans returned to accrual status / loan collections	(75,774)	(18,881)	(94,655)	(160,374)	(30,809)	(191,183)

Ending balance NPLs	$498,665	$21,360	$520,025	$498,665	$21,360	$520,025

Table 24 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2017			For the six months ended June 30, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$175,477	$3,764	$179,241	$159,655	$3,693	$163,348
Plus:
New non-performing loans	13,809	1,027	14,836	47,409	2,382	49,791
Advances on existing non-performing loans	—	4	4	—	4	4
Less:
Non-performing loans transferred to OREO	(2,442)	—	(2,442)	(5,952)	—	(5,952)
Non-performing loans charged-off	(19,184)	(22)	(19,206)	(24,337)	(68)	(24,405)
Loans returned to accrual status / loan collections	(4,797)	(772)	(5,569)	(13,912)	(2,010)	(15,922)

Ending balance NPLs	$162,863	$4,001	$166,864	$162,863	$4,001	$166,864

Table 25 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$182,639	$14,992	$197,631	$177,902	$3,914	$181,816
Plus:
New non-performing loans	26,029	2,254	28,283	47,686	17,318	65,004
Advances on existing non-performing loans	—	8	8	—	9	9
Less:
Non-performing loans transferred to OREO	(1,815)	—	(1,815)	(2,918)	—	(2,918)
Non-performing loans charged-off	(15,219)	(254)	(15,473)	(20,168)	(635)	(20,803)
Loans returned to accrual status / loan collections	(19,050)	(13,969)	(33,019)	(29,918)	(17,575)	(47,493)

Ending balance NPLs	$172,584	$3,031	$175,615	$172,584	$3,031	$175,615

Table 26 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2016 (1)			For the six months ended June 30, 2016 (1)
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$3,270	$671	$3,941	$3,550	$—	$3,550
Plus:
New non-performing loans	186	—	186	393	671	1,064
Less:
Non-performing loans transferred to OREO	—	—	—	(304)	—	(304)
Non-performing loans charged-off	(8)	—	(8)	(118)	—	(118)
Loans returned to accrual status / loan collections	(1,025)	(571)	(1,596)	(1,098)	(571)	(1,669)

Ending balance NPLs	$2,423	$100	$2,523	$2,423	$100	$2,523

(1)	There were no non-performing construction loans at June 30, 2017.

Table 27- Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2017			For the six months ended June 30, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$319,450	$11,889	$331,339	$318,194	$11,713	$329,907
Plus:
New non-performing loans	81,582	4,990	86,572	163,731	9,743	173,474
Less:
Non-performing loans transferred to OREO	(12,229)	—	(12,229)	(23,485)	(46)	(23,531)
Non-performing loans charged-off	(14,123)	(580)	(14,703)	(23,551)	(649)	(24,200)
Loans returned to accrual status / loan collections	(68,038)	(4,019)	(72,057)	(128,247)	(8,481)	(136,728)

Ending balance NPLs	$306,642	$12,280	$318,922	$306,642	$12,280	$318,922

Table 28 - Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$322,838	$12,069	$334,907	$337,933	$13,538	$351,471
Plus:
New non-performing loans	79,688	6,532	86,220	158,367	13,452	171,819
Less:
Non-performing loans transferred to OREO	(12,521)	(445)	(12,966)	(21,747)	(445)	(22,192)
Non-performing loans charged-off	(10,648)	(130)	(10,778)	(21,537)	(406)	(21,943)
Loans returned to accrual status / loan collections	(55,699)	(3,636)	(59,335)	(129,358)	(11,749)	(141,107)

Ending balance NPLs	$323,658	$14,390	$338,048	$323,658	$14,390	$338,048

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to the Critical Accounting Policies / Estimates section of this MD&A for a description of the Corporation’s allowance for loans losses methodology.

Refer to the following table for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters and six months ended June 30, 2017 and 2016.

Table 29 - Allowance for Loan Losses and Selected Loan Losses Statistics—Quarterly Activity

	Quarters ended June 30,
	2017	2017	2017	2016	2016	2016
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$516,725	$27,771	$544,496	$508,427	$30,045	$538,472
Provision (reversal) for loan losses	49,965	2,514	52,479	39,668	804	40,472

	566,690	30,285	596,975	548,095	30,849	578,944

Charged-offs:
BPPR
Commercial	21,575	—	21,575	24,489	—	24,489
Construction	68	—	68	1,531	—	1,531
Leases	1,956	—	1,956	879	—	879
Mortgage	21,493	606	22,099	13,950	884	14,834
Consumer	28,002	17	28,019	26,011	(427)	25,584

Total BPPR charged-offs	73,094	623	73,717	66,860	457	67,317

BPNA
Commercial	151	—	151	390	—	390
Legacy[1]	542	—	542	134	—	134
Mortgage	845	—	845	132	—	132
Consumer	4,786	—	4,786	2,662	—	2,662

Total BPNA charged-offs	6,324	—	6,324	3,318	—	3,318

Popular, Inc.
Commercial	21,726	—	21,726	24,879	—	24,879
Construction	68	—	68	1,531	—	1,531
Leases	1,956	—	1,956	879	—	879
Legacy	542	—	542	134	—	134
Mortgage	22,338	606	22,944	14,082	884	14,966
Consumer	32,788	17	32,805	28,673	(427)	28,246

Total charge-offs	79,418	623	80,041	70,178	457	70,635

Recoveries:
BPPR
Commercial	9,830	—	9,830	18,842	—	18,842
Construction	2,438	—	2,438	4,757	—	4,757
Leases	518	—	518	445	—	445
Mortgage	740	1,144	1,884	486	185	671
Consumer	5,313	2	5,315	6,108	4	6,112

Total BPPR recoveries	18,839	1,146	19,985	30,638	189	30,827

BPNA
Commercial	794	—	794	1,655	—	1,655
Legacy[1]	840	—	840	1,027	—	1,027
Mortgage	383	—	383	116	—	116
Consumer	1,078	—	1,078	1,341	—	1,341

Total BPNA recoveries	3,095	—	3,095	4,139	—	4,139

Popular, Inc.
Commercial	10,624	—	10,624	20,497	—	20,497
Construction	2,438	—	2,438	4,757	—	4,757

Leases	518	—	518	445	—	445
Legacy	840	—	840	1,027	—	1,027
Mortgage	1,123	1,144	2,267	602	185	787
Consumer	6,391	2	6,393	7,449	4	7,453

Total recoveries	21,934	1,146	23,080	34,777	189	34,966

Net loans charged-offs (recovered):
BPPR
Commercial	11,745	—	11,745	5,647	—	5,647
Construction	(2,370)	—	(2,370)	(3,226)	—	(3,226)
Leases	1,438	—	1,438	434	—	434
Mortgage	20,753	(538)	20,215	13,464	699	14,163
Consumer	22,689	15	22,704	19,903	(431)	19,472

Total BPPR net loans charged-offs (recovered)	54,255	(523)	53,732	36,222	268	36,490

BPNA
Commercial	(643)	—	(643)	(1,265)	—	(1,265)
Legacy[1]	(298)	—	(298)	(893)	—	(893)
Mortgage	462	—	462	16	—	16
Consumer	3,708	—	3,708	1,321	—	1,321

Total BPNA net loans charged-offs (recovered)	3,229	—	3,229	(821)	—	(821)

Popular, Inc.
Commercial	11,102	—	11,102	4,382	—	4,382
Construction	(2,370)	—	(2,370)	(3,226)	—	(3,226)
Leases	1,438	—	1,438	434	—	434
Legacy	(298)	—	(298)	(893)	—	(893)
Mortgage	21,215	(538)	20,677	13,480	699	14,179
Consumer	26,397	15	26,412	21,224	(431)	20,793

Total net loans charged-offs (recovered)	57,484	(523)	56,961	35,401	268	35,669

Net recoveries[2]	—	—	—	5,445	—	5,445

Balance at end of period	$509,206	$30,808	$540,014	$518,139	$30,581	$548,720

Specific ALLL	$115,310	$—	$115,310	$122,821	$—	$122,821

General ALLL	$393,896	$30,808	$424,704	$395,318	$30,581	$425,899

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	1.01%	0.98%	0.63%	0.62%
Provision for loan losses to net charge-offs[3]	0.87	x	0.92	x	1.27	x	1.29	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Net recoveries are related to loans sold or reclassified to held-for-sale.
[3]	Excluding provision for loan losses and net recoveries related to loans sold.

Table 30 - Allowance for Loan Losses and Selected Loan Losses Statistics - Year-to-date Activity

	Six months ended June 30,
	2017	2017	2017	2016	2016	2016
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$510,301	$30,350	$540,651	$502,935	$34,176	$537,111
Provision (reversal) for loan losses	92,022	1,155	93,177	87,608	(2,301)	85,307

	602,323	31,505	633,828	590,543	31,875	622,418

Charged-offs:
BPPR
Commercial	32,646	—	32,646	33,457	—	33,457
Construction	3,655	—	3,655	2,075	—	2,075
Leases	3,297	—	3,297	3,006	—	3,006
Mortgage	36,476	1,837	38,313	29,922	2,105	32,027
Consumer	49,814	110	49,924	53,390	(394)	52,996

Total BPPR charged-offs	125,888	1,947	127,835	121,850	1,711	123,561

BPNA
Commercial	221	—	221	885	—	885
Legacy[1]	583	—	583	243	—	243
Mortgage	951	—	951	573	—	573
Consumer	9,519	—	9,519	5,310	—	5,310

Total BPNA charged-offs	11,274	—	11,274	7,011	—	7,011

Popular, Inc.
Commercial	32,867	—	32,867	34,342	—	34,342
Construction	3,655	—	3,655	2,075	—	2,075
Leases	3,297	—	3,297	3,006	—	3,006
Legacy	583	—	583	243	—	243
Mortgage	37,427	1,837	39,264	30,495	2,105	32,600
Consumer	59,333	110	59,443	58,700	(394)	58,306

Total charge-offs	137,162	1,947	139,109	128,861	1,711	130,572

Recoveries:
BPPR
Commercial	18,263	—	18,263	25,106	—	25,106
Construction	6,169	—	6,169	4,990	—	4,990
Leases	1,046	—	1,046	934	—	934
Mortgage	2,168	1,247	3,415	1,762	410	2,172
Consumer	11,042	3	11,045	12,189	7	12,196

Total BPPR recoveries	38,688	1,250	39,938	44,981	417	45,398

BPNA
Commercial	1,327	—	1,327	1,945	—	1,945
Legacy[1]	1,369	—	1,369	1,383	—	1,383
Mortgage	593	—	593	327	—	327
Consumer	2,068	—	2,068	2,376	—	2,376

Total BPNA recoveries	5,357	—	5,357	6,031	—	6,031

Popular, Inc.
Commercial	19,590	—	19,590	27,051	—	27,051
Construction	6,169	—	6,169	4,990	—	4,990
Leases	1,046	—	1,046	934	—	934
Legacy	1,369	—	1,369	1,383	—	1,383

Mortgage	2,761	1,247	4,008	2,089	410	2,499
Consumer	13,110	3	13,113	14,565	7	14,572

Total recoveries	44,045	1,250	45,295	51,012	417	51,429

Net loans charged-offs (recovered):
BPPR
Commercial	14,383	—	14,383	8,351	—	8,351
Construction	(2,514)	—	(2,514)	(2,915)	—	(2,915)
Leases	2,251	—	2,251	2,072	—	2,072
Mortgage	34,308	590	34,898	28,160	1,695	29,855
Consumer	38,772	107	38,879	41,201	(401)	40,800

Total BPPR net loans charged-offs (recovered)	87,200	697	87,897	76,869	1,294	78,163

BPNA
Commercial	(1,106)	—	(1,106)	(1,060)	—	(1,060)
Legacy[1]	(786)	—	(786)	(1,140)	—	(1,140)
Mortgage	358	—	358	246	—	246
Consumer	7,451	—	7,451	2,934	—	2,934

Total BPNA net loans charged-offs (recovered)	5,917	—	5,917	980	—	980

Popular, Inc.
Commercial	13,277	—	13,277	7,291	—	7,291
Construction	(2,514)	—	(2,514)	(2,915)	—	(2,915)
Leases	2,251	—	2,251	2,072	—	2,072
Legacy	(786)	—	(786)	(1,140)	—	(1,140)
Mortgage	34,666	590	35,256	28,406	1,695	30,101
Consumer	46,223	107	46,330	44,135	(401)	43,734

Total net loans charged-offs (recovered)	93,117	697	93,814	77,849	1,294	79,143

Net recoveries[2]	—	—	—	5,445	—	5,445

Balance at end of period	$509,206	$30,808	$540,014	$518,139	$30,581	$548,720

Specific ALLL	$115,310	$—	$115,310	$122,821	$—	$122,821

General ALLL	$393,896	$30,808	$424,704	$395,318	$30,581	$425,899

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	0.82%	0.81%	0.70%	0.69%
Provision for loan losses to net charge-offs[3]	0.99	x	0.99	x	1.20	x	1.15	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Net recoveries are related to loans sold.
[3]	Excluding provision for loan losses and net recoveries related to loans sold or reclassified to held-for-sale.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six months ended June 30, 2017 and 2016.

Table 31 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended
	June 30, 2017			June 30, 2016
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	0.67%	(0.07)%	0.41%	0.31%	(0.17)%	0.17%
Construction	(10.18)	—	(1.19)	(12.25)	—	(1.78)
Leases	0.79	—	0.79	0.27	—	0.27
Legacy	—	(2.89)	(2.89)	—	(6.71)	(6.71)
Mortgage	1.43	0.25	1.30	0.91	0.01	0.79
Consumer	2.81	3.12	2.85	2.40	0.95	2.19

Total annualized net charge-offs to average loans held-in-portfolio	1.28%	0.22%	1.01%	0.83%	(0.06)%	0.63%

	Six months ended
	June 30, 2017			June 30, 2016
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	0.40%	(0.06)%	0.24%	0.23%	(0.07)%	0.14%
Construction	(5.53)	—	(0.63)	(5.41)	—	(0.82)
Leases	0.63	—	0.63	0.65	—	0.65
Legacy	—	(3.61)	(3.61)	—	(4.03)	(4.03)
Mortgage	1.18	0.09	1.05	0.95	0.06	0.83
Consumer	2.40	3.11	2.49	2.48	1.10	2.29

Total annualized net charge-offs to average loans held-in-portfolio	1.03%	0.21%	0.82%	0.88%	0.04%	0.70%

Table 32 - Composition of ALLL

June 30, 2017
(Dollars in thousands)	Commercial	Construction	Legacy [2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$41,982	$—	$—	$487	$50,148	$22,693	$115,310
Impaired loans [1]	$333,936	$—	$—	$1,668	$514,140	$107,027	$956,771
Specific ALLL to impaired loans [1]	12.57%	—%	—%	29.20%	9.75%	21.20%	12.05%
General ALLL	$160,526	$8,001	$993	$7,516	$101,840	$115,020	$393,896
Loans held-in-portfolio, excluding impaired loans [1]	$10,713,423	$784,389	$39,067	$741,935	$6,038,656	$3,644,030	$21,961,500
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.50%	1.02%	2.54%	1.01%	1.69%	3.16%	1.79%
Total ALLL	$202,508	$8,001	$993	$8,003	$151,988	$137,713	$509,206
Total non-covered loans held-in-portfolio [1]	$11,047,359	$784,389	$39,067	$743,603	$6,552,796	$3,751,057	$22,918,271
ALLL to loans held-in-portfolio [1]	1.83%	1.02%	2.54%	1.08%	2.32%	3.67%	2.22%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At June 30, 2017, the general allowance on the covered loans amounted to $30.8 million.

Table 33 - Composition of ALLL

December 31, 2016
(Dollars in thousands)	Commercial	Construction	Legacy[2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$42,375	$—	$—	$535	$44,610	$23,857	$111,377
Impaired loans [1]	$338,422	$—	$—	$1,817	$506,364	$109,454	$956,057
Specific ALLL to impaired loans [1]	12.52%	—%	—%	29.44%	8.81%	21.80%	11.65%

General ALLL	$160,279	$9,525	$1,343	$7,127	$103,324	$117,326	$398,924
Loans held-in-portfolio, excluding impaired loans [1]	$10,460,085	$776,300	$45,293	$701,076	$6,189,997	$3,644,939	$21,817,690
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.53%	1.23%	2.97%	1.02%	1.67%	3.22%	1.83%

Total ALLL	$202,654	$9,525	$1,343	$7,662	$147,934	$141,183	$510,301
Total non-covered loans held-in-portfolio [1]	$10,798,507	$776,300	$45,293	$702,893	$6,696,361	$3,754,393	$22,773,747
ALLL to loans held-in-portfolio [1]	1.88%	1.23%	2.97%	1.09%	2.21%	3.76%	2.24%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2016, the general allowance on the covered loans amounted to $30.4 million.

Non-covered loans portfolio

At June 30, 2017, the allowance for loan losses, decreased slightly by $1 million when compared with December 31, 2016.

At June 30, 2017, the allowance for loan losses at the BPPR segment decreased by $14 million when compared to December 31, 2016, prompted by net charge-off activity from previously reserved loans. The allowance for loan losses stood at $454 million, or 2.66% of non-covered loans held-in-portfolio. The ratio of the allowance to non-performing loans held-in-portfolio was 87.83% at June 30, 2017, compared with 87.88% at December 31, 2016.

The allowance for loan losses at the BPNA segment increased to $12 million, or 0.94% of loans held-in-portfolio, compared with $42 million, or 0.75% of loans held-in-portfolio, at December 31, 2016, mainly driven by higher reserves for the US taxi medallion portfolio. Credit trends for the BPNA segment continued strong with minimal non-performing loans and net charge-offs. The ratio of the allowance to non-performing loans held-in-portfolio at the BPNA segment was 184.12% at June 30, 2017, compared with 166.56% at December 31, 2016.

Covered loans portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $31 million at June 30, 2017, compared to $30 million at December 31, 2016. This allowance covers the estimated credit loss exposure primarily related to acquired loans accounted for under ASC Subtopic 310-30.

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

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, amounted to $1.3 billion at June 30, 2017, increasing by $7 million, or 0.6%, from December 31, 2016. TDRs in accruing status increased by $29 million from December 31, 2016 to $1.1 million at June 30, 2017, due to sustained borrower performance, while non-accruing TDRs decreased by $21 million.

Refer to Note 8 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The tables that follow present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2017 and December 31, 2016.

Table 34 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

June 30, 2017
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	115	$279,283	3%

[1]	Based on outstanding balance of total impaired loans.

December 31, 2016
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One - Year Old [1]
Commercial	118	$283,782	8%

[1]	Based on outstanding balance of total impaired loans.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Adjusted net income – Non-GAAP Financial Measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the “adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that the adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations.

No adjustments are reflected for the quarter and six months ended June 30, 2017.

Table 35 - Adjusted Net Income for the Quarter Ended June 30, 2016 (Non-GAAP)

(Unaudited)		Income tax	Impact on net
(In thousands)	Pre-tax	effect	income
U.S. GAAP Net income			$88,987
Non-GAAP adjustments:
Impact of EVERTEC restatement [1]	2,173	—	2,173
Bulk sale of WB loans and OREO [2]	(891)	347	(544)

Adjusted net income (Non-GAAP)			$90,616

[1]	Represents Popular Inc.’s proportionate share of the cumulative impact of EVERTEC restatement and other corrective adjustments to its financial statements, as disclosed in EVERTEC’s 2015 Annual Report on Form 10K.Due to the preferential tax rate on the income from EVERTEC, the tax effect of this transaction was insignificant to the Corporation.
[2]	Represents the impact of the bulk sale of Westernbank loans and OREO. Gains and losses related to assets acquired from Westernbank as part of the FDIC assisted transaction are subject to the capital gains tax rate of 20%.

Table 36 - Adjusted Net Income for the Six Months Ended June 30, 2016 (Non-GAAP)

(Unaudited)	Pre-tax	Income tax effect	Impact on net income
(In thousands)
U.S. GAAP Net income			$173,986
Non-GAAP Adjustments:
Impact of EVERTEC restatement [1]	2,173	—	2,173
Bulk sale of WB loans and OREO [2]	(891)	347	(544)

Adjusted net income (Non-GAAP)			$175,615

[1]	Represents Popular Inc.’s proportionate share of the cumulative impact of EVERTEC restatement and other corrective adjustments to its financial statements, as disclosed in EVERTEC’s 2015 Annual Report on Form 10K.Due to the preferential tax rate on the income from EVERTEC, the tax effect of this transaction was insignificant to the Corporation.
[2]	Represents the impact of the bulk sale of Westernbank loans and OREO. Gains and losses related to assets acquired from Westernbank as part of the FDIC assisted transaction are subject to the capital gains tax rate of 20%.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, “Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A - Risk Factors” in our 2016 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2016 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of June 30, 2017 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2017 under the 2004 Omnibus Incentive Plan:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	25,771	$38.42	—	—
May 1 - May 31	74,037	42.40	—	—
June 1 - June 30	—	—	—	—

Total June 30, 2017	99,808	$41.37	—	—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Popular, Inc., Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017. (1)

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 8, 2017	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: August 8, 2017	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller