Form 10-Q
period 2017-09-30
POPULAR INC
filed 2017-11-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

Commission File Number: 001-34084

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0667416
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

Popular Center Building 209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico	00918
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 102,059,726 shares outstanding as of November 6, 2017.

POPULAR, INC.

Forward-Looking Information

This Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 about Popular, Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”), including without limitation statements about Popular’s business, financial condition, results of operations, plans, objectives and future performance. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations, and the impact of Hurricanes Irma and María on the Corporation. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve;

•	the impact of the current fiscal and economic crisis of the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”) and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business;

•	the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal crisis on the value of our portfolio of Puerto Rico government securities and loans to governmental entities, and the possibility that these actions may result in credit losses that are higher than currently expected;

•	the impact of Hurricanes Irma and Maria, and the measures taken to recover from these hurricanes (including the availability of relief funds and insurance proceeds), on the economy of Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands, and on our customers and our business;

•	changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	possible legislative, tax or regulatory changes; and

•	a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, as a result of cyberattacks, including e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following:

•	negative economic conditions, including as a result of Hurricanes Irma and Maria, that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;

•	changes in market rates and prices which may adversely impact the value of financial assets and liabilities;

•	liabilities resulting from litigation and regulatory investigations;

•	changes in accounting standards, rules and interpretations;

•	our ability to grow our core businesses;

•	decisions to downsize, sell or close units or otherwise change our business mix; and

•	management’s ability to identify and manage these and other risks.

Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

All forward-looking statements included in this Form 10-Q are based upon information available to Popular as of the date of this Form 10-Q and, other than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements or information which speak as of their respective dates.

.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$517,437	$362,394

Money market investments:
Securities purchased under agreements to resell	—	23,637
Time deposits with other banks	5,488,212	2,866,580

Total money market investments	5,488,212	2,890,217

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	636	11,486
Other trading securities	45,315	48,319
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	378,227	491,843
Other investment securities available-for-sale	8,682,774	7,717,963
Investment securities held-to-maturity, at amortized cost (fair value 2017 - $74,512; 2016 - $75,576)	93,438	98,101
Other investment securities, at lower of cost or realizable value (realizable value 2017 - $177,141; 2016 - $170,890)	173,965	167,818
Loans held-for-sale, at lower of cost or fair value	68,864	88,821

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	23,302,047	22,895,172
Loans covered under loss-sharing agreements with the FDIC	524,854	572,878
Less – Unearned income	128,597	121,425
Allowance for loan losses	646,913	540,651

Total loans held-in-portfolio, net	23,051,391	22,805,974

FDIC loss-share asset	48,470	69,334
Premises and equipment, net	532,532	543,981
Other real estate not covered under loss-sharing agreements with the FDIC	176,728	180,445
Other real estate covered under loss-sharing agreements with the FDIC	21,545	32,128
Accrued income receivable	146,339	138,042
Mortgage servicing assets, at fair value	180,157	196,889
Other assets	2,329,927	2,145,510
Goodwill	627,294	627,294
Other intangible assets	38,016	45,050

Total assets	$42,601,267	$38,661,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$7,449,857	$6,980,443
Interest bearing	26,799,079	23,515,781

Total deposits	34,248,936	30,496,224

Assets sold under agreements to repurchase	374,405	479,425
Other short-term borrowings	240,598	1,200
Notes payable	1,532,061	1,574,852
Other liabilities	919,836	911,951

Total liabilities	37,315,836	33,463,652
Commitments and contingencies (Refer to Note 22)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,197,524 shares issued (2016 - 104,058,684) and 102,026,417 shares outstanding (2016 - 103,790,932)	1,042	1,040
Surplus	4,265,053	4,255,022
Retained earnings	1,350,730	1,220,307
Treasury stock - at cost, 2,171,107 shares (2016 - 267,752)	(90,222)	(8,286)
Accumulated other comprehensive loss, net of tax	(291,332)	(320,286)

Total stockholders’ equity	5,285,431	5,197,957

Total liabilities and stockholders’ equity	$42,601,267	$38,661,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2017	2016	2017	2016
Interest income:
Loans	$371,979	$363,550	$1,102,784	$1,096,468
Money market investments	15,529	4,568	33,233	11,320
Investment securities	47,276	37,732	140,699	110,728
Trading account securities	1,099	1,449	3,895	5,013

Total interest income	435,883	407,299	1,280,611	1,223,529

Interest expense:
Deposits	37,058	32,362	104,907	92,835
Short-term borrowings	1,524	2,132	3,734	6,051
Long-term debt	19,130	19,118	57,222	57,993

Total interest expense	57,712	53,612	165,863	156,879

Net interest income	378,171	353,687	1,114,748	1,066,650
Provision for loan losses - non-covered loans	157,659	42,594	249,681	130,202
Provision (reversal) for loan losses - covered loans	3,100	750	4,255	(1,551)

Net interest income after provision for loan losses	217,412	310,343	860,812	937,999

Service charges on deposit accounts	39,273	40,776	119,882	120,934
Other service fees (Refer to Note 28)	53,481	59,169	168,824	169,496
Mortgage banking activities (Refer to Note 11)	5,239	15,272	27,349	42,050
Net gain on sale of investment securities	103	349	284	1,932
Other-than-temporary impairment losses on investment securities	—	—	(8,299)	(209)
Trading account profit (loss)	253	(113)	(680)	842
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(420)	8,549	(420)	8,245
Adjustments (expense) to indemnity reserves on loans sold	(6,406)	(4,390)	(11,302)	(14,234)
FDIC loss-share expense (Refer to Note 29)	(3,948)	(61,723)	(12,680)	(77,445)
Other operating income	12,799	18,089	50,078	46,500

Total non-interest income	100,374	75,978	333,036	298,111

Operating expenses:
Personnel costs	119,636	121,224	364,058	365,023
Net occupancy expenses	22,254	21,626	65,295	63,770
Equipment expenses	16,457	15,922	48,677	45,731
Other taxes	10,858	11,324	32,567	31,689
Professional fees	70,772	81,266	212,956	237,350
Communications	5,394	5,785	17,242	18,117
Business promotion	15,216	12,726	40,158	37,541
FDIC deposit insurance	6,271	5,854	18,936	18,586
Other real estate owned (OREO) expenses	11,724	11,295	41,212	33,416
Other operating expenses	36,161	29,752	87,106	70,432
Amortization of intangibles	2,345	3,097	7,034	9,308
Goodwill impairment charge	—	3,801	—	3,801

Total operating expenses	317,088	323,672	935,241	934,764

Income before income tax	698	62,649	258,607	301,346
Income tax (benefit) expense	(19,966)	15,839	48,772	80,550

Net Income	$20,664	$46,810	$209,835	$220,796

Net Income Applicable to Common Stock	$19,734	$45,880	$207,043	$218,004

Net Income per Common Share – Basic	$0.19	$0.44	$2.03	$2.11

Net Income per Common Share – Diluted	$0.19	$0.44	$2.03	$2.11

Dividends Declared per Common Share	$0.25	$0.15	$0.75	$0.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Nine months ended,
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net income	$20,664	$46,810	$209,835	$220,796

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(390)	(325)	(1,839)	(2,465)
Amortization of net losses of pension and postretirement benefit plans	5,606	5,488	16,819	16,461
Amortization of prior service credit of pension and postretirement benefit plans	(950)	(950)	(2,850)	(2,850)
Unrealized holding gains (losses) on investments arising during the period	9,240	(15,428)	15,137	98,900
Other-than-temporary impairment included in net income	—	—	8,299	209
Reclassification adjustment for gains included in net income	(103)	(349)	(284)	(349)
Unrealized net losses on cash flow hedges	(410)	(1,123)	(1,424)	(4,662)
Reclassification adjustment for net losses included in net income	232	1,650	2,122	4,466

Other comprehensive income (loss) before tax	13,225	(11,037)	35,980	109,710
Income tax expense	(1,614)	(646)	(7,026)	(10,119)

Total other comprehensive income (loss), net of tax	11,611	(11,683)	28,954	99,591

Comprehensive income, net of tax	$32,275	$35,127	$238,789	$320,387

Tax effect allocated to each component of other comprehensive income (loss):

	Quarters ended		Nine months ended,
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Amortization of net losses of pension and postretirement benefit plans	$(2,185)	$(2,140)	$(6,556)	$(6,420)
Amortization of prior service credit of pension and postretirement benefit plans	370	370	1,110	1,110
Unrealized holding gains (losses) on investments arising during the period	110	1,297	194	(4,877)
Other-than-temporary impairment included in net income	—	—	(1,559)	(42)
Reclassification adjustment for gains included in net income	21	33	57	33
Unrealized net losses on cash flow hedges	160	438	555	1,819
Reclassification adjustment for net losses included in net income	(90)	(644)	(827)	(1,742)

Income tax expense	$(1,614)	$(646)	$(7,026)	$(10,119)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2015	$1,038	$50,160	$4,229,156	$1,087,957	$(6,101)	$(256,886)	$5,105,324
Net income				220,796			220,796
Issuance of stock	2		5,716				5,718
Tax shortfall expense on vesting of restricted stock			(30)				(30)
Dividends declared:
Common stock				(46,666)			(46,666)
Preferred stock				(2,792)			(2,792)
Common stock purchases					(1,563)		(1,563)
Common stock reissuance					17		17
Other comprehensive income, net of tax						99,591	99,591

Balance at September 30, 2016	$1,040	$50,160	$4,234,842	$1,259,295	$(7,647)	$(157,295)	$5,380,395

Balance at December 31, 2016	$1,040	$50,160	$4,255,022	$1,220,307	$(8,286)	$(320,286)	$5,197,957
Net income				209,835			209,835
Issuance of stock	2		5,513				5,515
Dividends declared:
Common stock				(76,620)			(76,620)
Preferred stock				(2,792)			(2,792)
Common stock purchases			4,518		(81,936)		(77,418)
Other comprehensive income, net of tax						28,954	28,954

Balance at September 30, 2017	$1,042	$50,160	$4,265,053	$1,350,730	$(90,222)	$(291,332)	$5,285,431

						September 30,	September 30,
Disclosure of changes in number of shares:						2017	2016
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						104,058,684	103,816,185
Issuance of stock						138,840	198,196

Balance at end of period						104,197,524	104,014,381
Treasury stock						(2,171,107)	(251,785)

Common Stock – Outstanding						102,026,417	103,762,596

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$209,835	$220,796

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	253,936	128,651
Goodwill impairment losses	—	3,801
Amortization of intangibles	7,034	9,308
Depreciation and amortization of premises and equipment	35,966	34,725
Net accretion of discounts and amortization of premiums and deferred fees	(17,371)	(36,753)
Impairment losses on long-lived assets	11,286	—
Other-than-temporary impairment on investment securities	8,299	209
Fair value adjustments on mortgage servicing rights	24,262	18,879
FDIC loss share expense	12,680	77,445
Adjustments (expense) to indemnity reserves on loans sold	11,302	14,234
Earnings from investments under the equity method	(27,350)	(23,812)
Deferred income tax expense	30,471	61,918
Loss (gain) on:
Disposition of premises and equipment and other productive assets	5,018	3,603
Sale and valuation adjustments of investment securities	(284)	(1,932)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(16,455)	(32,982)
Sale of foreclosed assets, including write-downs	19,228	13,160
Acquisitions of loans held-for-sale	(204,813)	(223,189)
Proceeds from sale of loans held-for-sale	68,326	58,003
Net originations on loans held-for-sale	(283,709)	(365,353)
Net decrease (increase) in:
Trading securities	498,840	578,133
Accrued income receivable	(8,297)	4,543
Other assets	13,454	(28,201)
Net (decrease) increase in:
Interest payable	(9,299)	(11,553)
Pension and other postretirement benefits obligation	(13,760)	(56,537)
Other liabilities	15,178	(5,292)

Total adjustments	433,942	221,008

Net cash provided by operating activities	643,777	441,804

Cash flows from investing activities:
Net increase in money market investments	(2,597,994)	(1,783,402)
Purchases of investment securities:
Available-for-sale	(2,356,389)	(2,408,514)
Other	(23,822)	(14,017)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,225,915	951,447
Held-to-maturity	6,229	4,182
Other	—	11,051
Proceeds from sale of investment securities:
Available-for-sale	14,888	1,556
Other	17,675	8,006
Net disbursements on loans	(77,400)	(93,354)
Proceeds from sale of loans	415	134,114
Acquisition of loan portfolios	(448,121)	(355,507)
Net payments (to) from FDIC under loss sharing agreements	(11,520)	95,407
Return of capital from equity method investments	8,556	324
Acquisition of premises and equipment	(40,158)	(78,297)
Proceeds from sale of:
Premises and equipment and other productive assets	6,982	5,519
Foreclosed assets	85,705	54,600

Net cash used in investing activities	(4,189,039)	(3,466,885)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	3,751,367	3,119,674
Federal funds purchased and assets sold under agreements to repurchase	(105,020)	3,106
Other short-term borrowings	239,398	—
Payments of notes payable	(89,375)	(230,608)
Proceeds from issuance of notes payable	45,000	165,047
Proceeds from issuance of common stock	5,515	5,718
Dividends paid	(69,162)	(49,438)
Net payments for repurchase of common stock	(75,662)	(1,547)
Payments related to tax withholding for share-based compensation	(1,756)	—

Net cash provided by financing activities	3,700,305	3,011,952

Net increase (decrease) in cash and due from banks	155,043	(13,129)
Cash and due from banks at beginning of period	362,394	363,674

Cash and due from banks at the end of the period	$517,437	$350,545

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

Note 2 – Hurricanes impact

During September 2017, Hurricanes Irma and Maria (the “hurricanes”), impacted Puerto Rico, the U.S. and British Virgin Islands, causing extensive damage and disrupting the markets in which Banco Popular de Puerto Rico (“BPPR”) does business.

On September 6, 2017, Hurricane Irma made landfall in the USVI and the BVI as a Category 5 hurricane on the Saffir-Simpson scale, causing catastrophic wind and water damage to the islands’ infrastructure, homes and businesses. Hurricane Irma’s winds and resulting flooding also impacted certain municipalities of Puerto Rico, causing the failure of electricity infrastructure in a significant portion of the island. While hurricane Irma also struck Popular’s operations in Florida, neither our operations nor those of our clients in the region were materially impacted.

Two weeks later, on September 20, 2017, Hurricane Maria, made landfall in Puerto Rico as a Category 4 hurricane, causing extensive destruction and flooding throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electrical power, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed and the government imposed a mandatory curfew. The hurricanes caused a significant disruption to the island’s economic activity. Most business establishments, including retailers and wholesalers, financial institutions, manufacturing facilities and hotels, were closed for several days.

Puerto Rico and the USVI were declared disaster zones by President Trump due to the impact of the hurricanes, thus making them eligible for Federal assistance. Notwithstanding the significant recovery operation that is underway by the Federal, state and local governments, as of the date of this report, most businesses and homes in Puerto Rico and the USVI remain without power, other basic utility and infrastructure remains significantly impacted, and many businesses are partially operating or remain closed. Electronic transactions, a significant source of revenue for the bank, have also declined significantly as a result of the lack of power and telecommunication services. Several reports indicate that the hurricanes have also accelerated the outmigration trends that Puerto Rico was experiencing, with many residents moving to the mainland United States, either on a temporary or permanent basis.

While it is too early to assess and quantify the full extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity, the damages are substantial and have, at least in the short-term, had a material adverse impact on economic activity, as reflected by, among other things, the slowdown in production and sales activity and the reduction in the government’s tax revenues. Employment levels are also expected to decrease at least in the short-term. The speed at which the government is able to restore power and other basic services throughout Puerto Rico, which we are not able to predict, will be a critical variable in determining the extent of the impact on economic activity. Furthermore, the hurricanes severely damaged or destroyed buildings, homes and other structures, impacting the value of such properties, some of which may serve as collateral to our loans. While our collateral is generally insured, the value of such insured structures, as well as other structures unaffected by the hurricanes, may be significantly impacted. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes.

Prior to the hurricanes, the Corporation had implemented its business continuity action program. Although the Corporation’s business critical systems experienced minimal outages as a result of the storms, the Corporation’s physical operations in Puerto Rico, the USVI and the BVI, including its branch and ATM networks, were materially disrupted by the storms mostly due to lack of electricity and communication as well as limited accessibility. Reconstruction of the island’s electric infrastructure and restoration of the telecommunications network remain the most critical challenges for Puerto Rico’s recovery from the hurricanes.

The following summarizes the estimated impact on the Corporation’s earnings for the quarter ended September 30, 2017 as a result of the impact caused by Hurricanes Irma and Maria, net of estimated insurance receivables of $7.5 million. We expect the hurricanes to continue to impact the Corporation’s earnings for the quarter ending December 31, 2017 and future periods.

(In thousands)	Quarter ended September 30, 2017
Provision for loan losses[1]	$69,887

Operating expenses:
Personnel costs	58
Net occupancy expenses	468
Business promotion
Donations	1,123
Other sponsorship and promotions expenses	203

Total business promotion	1,326

OREO expenses	2,685
Other expenses
Write-down of premises and equipment	3,932
Other operating expense	1,033

Total other expenses	4,965

Total operating expenses	9,502

Total pre-tax hurricane expenses	$79,389

[1]	Includes $3.5 million in provision for covered loans.

Provision for Loan Losses

Damages associated with Hurricanes Irma and Maria impacted certain of the Corporation’s asset quality measures, including higher delinquencies and non-performing loans. Payment channels, collection efforts and loss mitigation operations were interrupted during the last month of the quarter as a result of the hurricanes. An incremental provision expense of $69.9 million was made to the allowance for loan losses based on management’s best estimate of the impact of the hurricanes as of September 30, 2017 on the Corporation’s loan portfolios and the ability of borrowers to repay their loans, taking into consideration currently available information and the already challenging economic environment in Puerto Rico prior to the hurricanes.

Management has initially estimated that the effects of the hurricanes could result in loan losses in the range of $70 to $160 million. However, since the Corporation’s base allowance for loan losses already incorporated reserves for environmental factors such as unemployment and deterioration in economic activity of approximately $57.9 million, management increased the environmental factors reserve by $64.3 million to $122.2 million using the near mid-range as the best estimate. The $69.9 million provision also includes $5.6 million for the portfolio of purchased credit impaired loans, accounted for under ASC 310-30, for which the estimated cash flows were adjusted to reflect a three-month payment moratorium offered to certain eligible borrowers. Since there is significant uncertainty with respect to the full extent of the impact due to the unprecedented nature of Hurricane María, the estimate is judgmental and subject to change as conditions evolve. Management will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and that assessment and review could result in further loan loss provisions in future periods.

Operating Expenses

The results for the quarter include $6.6 million in expenses, net of $7.5 million in insurance receivables, from structural damages caused by the hurricanes to branches, buildings and repossessed properties as a result of the hurricanes. An additional $2.9 million in other operating expenses are reflected for costs such as donations, debris removal, fuel for backup generators and other ancillary costs associated with hurricane recovery efforts.

The Corporation has over 200 branches and office buildings and over 2,000 repossessed properties in the areas affected by the hurricanes. While the Corporation has completed a preliminary estimate of the physical damages to these properties, it has been unable to individually examine each of these properties. As the Corporation continues to evaluate the extent of the damage, additional adjustments may be necessary. However, the Corporation believes that given its level of insurance coverage, the estimated impact of damages to these properties should not vary materially.

Revenue Reduction

In addition to the previously mentioned incremental provision and direct operating expenses, results for the three months ended September 30, 2017 were impacted by the hurricanes in the form of a reduction in revenue resulting from reduced merchant transaction activity, the waiver of certain late fees and service charges, including ATM transaction fees, to businesses and consumers in hurricane-affected areas, as well as the economic and operational disruption in the Corporation’s mortgage origination, servicing and loss mitigation activities due to the hurricanes’ operational and economic impact. The impact on transactional and collection based revenues has continued into the fourth quarter and the amount will depend on the speed at which electricity, telecommunications and general merchant services can be restored across the region.

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

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

Note 4 – New accounting pronouncements

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

The FASB issued ASU 2017-12 in August 2017, which makes more financial and nonfinancial hedging strategies eligible for hedge accounting and changes how companies assess effectiveness by, among other things, eliminating the requirement for entities to recognize hedge ineffectiveness each reporting period for cash flow hedges and requiring presentation of the changes in fair value of cash flow hedges in the same income statement line item(s) as the earnings effect of the hedged items when the hedged item affects earnings.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments in this Update should be applied using a modified retrospective approach as of the adoption date.

The Corporation will be impacted by the simplified application of hedge accounting. The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated statements of financial condition and results of operations since hedge ineffectiveness has been immaterial to the Corporation and the earnings effect of the hedges and the hedged items are already presented in the same income statement line item.

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

FASB Accounting Standards Updates (“ASUs”), Revenue from Contracts with Customers (Topic 606)

The Corporation’s implementation efforts regarding ASU 2014-09, Revenue from Contracts with Customers, have included a scoping analysis of revenue streams and related costs, reviewing the associated contracts, evaluating the timing of when revenues are currently being recognized in light of when the performance obligations are fulfilled and assessing principal vs. agent considerations. The Corporation does not expect material changes in the timing of when revenues are recognized upon the adoption of this standard. Nonetheless, the Corporation continues to evaluate certain costs, including card interchange transactions, to determine if these should be presented on a gross basis or as an offset to the corresponding revenues. Although the Corporation expects changes on the presentation of certain costs related to its brokerage, underwriting and valuation services in its broker-dealer subsidiary, it does not anticipate these changes in presentation to be material to the Corporation’s financial statements. The Corporation will adopt this guidance on January 1, 2018 using the modified retrospective approach.

Note 5 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.2 billion at September 30, 2017 (December 31, 2016 - $ 1.2 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2017, the Corporation held $38 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2016 - $31 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at September 30, 2017 and December 31, 2016.

	At September 30, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$594,340	$3	$863	$593,480	1.01%
After 1 to 5 years	2,179,553	1,276	9,446	2,171,383	1.41

Total U.S. Treasury securities	2,773,893	1,279	10,309	2,764,863	1.32

Obligations of U.S. Government sponsored entities
Within 1 year	204,201	97	282	204,016	1.22
After 1 to 5 years	408,988	254	1,612	407,630	1.46

Total obligations of U.S. Government sponsored entities	613,189	351	1,894	611,646	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,605	10	—	6,615	2.49

Total obligations of Puerto Rico, States and political subdivisions	6,605	10	—	6,615	2.49

Collateralized mortgage obligations—federal agencies
Within 1 year	80	—	—	80	2.74
After 1 to 5 years	17,330	273	44	17,559	2.89
After 5 to 10 years	39,546	149	320	39,375	2.33
After 10 years	974,289	4,276	19,982	958,583	2.00

Total collateralized mortgage obligations—federal agencies	1,031,245	4,698	20,346	1,015,597	2.03

Mortgage-backed securities
Within 1 year	740	16	—	756	4.39
After 1 to 5 years	14,721	295	189	14,827	3.70
After 5 to 10 years	329,955	3,117	2,079	330,993	2.26
After 10 years	4,335,400	27,249	49,699	4,312,950	2.46

Total mortgage-backed securities	4,680,816	30,677	51,967	4,659,526	2.45

Equity securities (without contractual maturity)	985	900	—	1,885	8.22

Other
After 5 to 10 years	848	21	—	869	3.62

Total other	848	21	—	869	3.62

Total investment securities available-for-sale[1]	$9,107,581	$37,936	$84,516	$9,061,001	1.99%

[1]	Includes $6.7 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $5.7 billion serve as collateral for public funds.

	At December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$844,002	$1,254	$28	$845,228	1.00%
After 1 to 5 years	1,300,729	214	9,551	1,291,392	1.11

Total U.S. Treasury securities	2,144,731	1,468	9,579	2,136,620	1.06

Obligations of U.S. Government sponsored entities
Within 1 year	100,050	102	—	100,152	0.98
After 1 to 5 years	613,293	710	2,505	611,498	1.38
After 5 to 10 years	200	—	—	200	5.64

Total obligations of U.S. Government sponsored entities	713,543	812	2,505	711,850	1.32

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,419	—	161	6,258	2.89
After 5 to 10 years	5,000	—	1,550	3,450	3.80
After 10 years	17,605	—	4,542	13,063	7.09

Total obligations of Puerto Rico, States and political subdivisions	29,024	—	6,253	22,771	5.60

Collateralized mortgage obligations—federal agencies
Within 1 year	13	—	—	13	1.23
After 1 to 5 years	18,524	429	28	18,925	2.89
After 5 to 10 years	39,178	428	61	39,545	2.68
After 10 years	1,180,686	6,313	23,956	1,163,043	1.99

Total collateralized mortgage obligations—federal agencies	1,238,401	7,170	24,045	1,221,526	2.02

Mortgage-backed securities
Within 1 year	55	1	—	56	4.76
After 1 to 5 years	19,960	537	43	20,454	3.86
After 5 to 10 years	317,185	3,701	1,721	319,165	2.29
After 10 years	3,805,675	28,772	68,790	3,765,657	2.47

Total mortgage-backed securities	4,142,875	33,011	70,554	4,105,332	2.46

Equity securities (without contractual maturity)	1,246	876	—	2,122	7.94

Other
Within 1 year	8,539	11	—	8,550	1.78
After 5 to 10 years	1,004	31	—	1,035	3.62

Total other	9,543	42	—	9,585	1.97

Total investment securities available-for-sale[1]	$8,279,363	$43,379	$112,936	$8,209,806	1.94%

[1]	Includes $4.1 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $3.4 billion serve as collateral for public funds.

The weighted average yield on investment securities available-for-sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified based on the period of final contractual maturity. The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

During the nine months ended September 30, 2017, the Corporation sold equity securities and obligations from Puerto Rico government and its political subdivisions with a realized gain of $284 thousand. The proceeds from these sales were $14.9 million. There were no securities sold during the nine months ended September 30, 2016.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	At September 30, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$2,195,874	$10,309	$—	$—	$2,195,874	$10,309
Obligations of U.S. Government sponsored entities	496,345	1,797	24,139	97	520,484	1,894
Collateralized mortgage obligations—federal agencies	364,098	5,401	387,284	14,945	751,382	20,346
Mortgage-backed securities	3,042,806	44,187	352,342	7,780	3,395,148	51,967

Total investment securities available-for-sale in an unrealized loss position	$6,099,123	$61,694	$763,765	$22,822	$6,862,888	$84,516

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$1,162,110	$9,579	$—	$—	$1,162,110	$9,579
Obligations of U.S. Government sponsored entities	430,273	2,426	3,126	79	433,399	2,505
Obligations of Puerto Rico, States and political subdivisions	6,258	161	16,512	6,092	22,770	6,253
Collateralized mortgage obligations—federal agencies	505,503	8,112	339,236	15,933	844,739	24,045
Mortgage-backed securities	3,537,606	70,173	15,113	381	3,552,719	70,554

Total investment securities available-for-sale in an unrealized loss position	$5,641,750	$90,451	$373,987	$22,485	$6,015,737	$112,936

As of September 30, 2017, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $85 million, driven by U.S. Treasury Securities, Collateralized Mortgage Obligations, and Mortgage Backed Securities.

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

During the third quarter of 2017, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily-impaired as such date. During the quarter ended on June 30, 2017, the Corporation recognized an other-than-temporary impairment charge of $8.3 million on Puerto Rico Sales Tax Financing Corporation (“COFINA”) bonds classified as available-for-sale. These were subsequently sold by the Corporation during the third quarter of 2017, at a gain of approximately $0.1 million.

At September 30, 2017, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the investments securities prior to recovery of their amortized cost basis.

During the third quarter of 2016, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily-impaired as such date. During the quarter ended on June 30, 2016 the Corporation recognized an other-temporary-impairment charge of $209 thousand on an investment security available-for-sale classified as obligations from Puerto Rico government and its political subdivisions. The security was sold during the fourth quarter of 2016.

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

	September 30, 2017		December 31, 2016
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,531,694	$3,502,711	$3,255,844	$3,211,443
Freddie Mac	1,397,117	1,383,523	1,381,197	1,361,933

Note 7 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at September 30, 2017 and December 31, 2016.

	At September 30, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,295	$—	$1,835	$1,460	5.97%
After 1 to 5 years	15,485	—	7,142	8,343	6.05
After 5 to 10 years	29,240	—	13,145	16,095	3.89
After 10 years	44,349	3,660	447	47,562	1.94

Total obligations of Puerto Rico, States and political subdivisions	92,369	3,660	22,569	73,460	3.39

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	69	4	—	73	5.45

Total collateralized mortgage obligations - federal agencies	69	4	—	73	5.45

Other
Within 1 year	500	—	13	487	1.96
After 1 to 5 years	500	—	8	492	2.97

Total other	1,000	—	21	979	2.47

Total investment securities held-to-maturity[1]	$93,438	$3,664	$22,590	$74,512	3.38%

[1]	Includes $92.4 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,105	$—	$1,240	$1,865	5.90%
After 1 to 5 years	14,540	—	5,957	8,583	6.02
After 5 to 10 years	18,635	—	7,766	10,869	6.20
After 10 years	59,747	1,368	8,892	52,223	1.91

Total obligations of Puerto Rico, States and political subdivisions	96,027	1,368	23,855	73,540	3.49

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	74	4	—	78	5.45

Total collateralized mortgage obligations - federal agencies	74	4	—	78	5.45

Other
Within 1 year	1,000	—	3	997	1.65
After 1 to 5 years	1,000	—	39	961	2.44

Total other	2,000	—	42	1,958	2.05

Total investment securities held-to-maturity[1]	$98,101	$1,372	$23,897	$75,576	3.46%

[1]	Includes $53.1 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016.

	At September 30, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$6,981	$77	$26,553	$22,492	$33,534	$22,569
Other	492	8	237	13	729	21

Total investment securities held-to-maturity in an unrealized loss position	$7,473	$85	$26,790	$22,505	$34,263	$22,590

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$31,294	$1,702	$30,947	$22,153	$62,241	$23,855
Other	491	9	1,217	33	1,708	42

Total investment securities held-to-maturity in an unrealized loss position	$31,785	$1,711	$32,164	$22,186	$63,949	$23,897

As indicated in Note 6 to these Consolidated Financial Statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2017 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $49 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from, and have a lien on, certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality and issuing municipalities are required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligations bonds.

The portfolio also includes approximately $43 million in securities for which the underlying source of payment is not the central government, but in which a government instrumentality provides a guarantee in the event of default. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at September 30, 2017. Further deterioration of the fiscal crisis of the Government of Puerto Rico or of Puerto Rico’s economy could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

Refer to Note 22 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Note 8 – Loans

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

The risks on loans acquired in the FDIC-assisted transaction are significantly different from the risks on loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. The FDIC loss sharing agreements expired on June 30, 2015 for commercial (including construction) and consumer loans, and expires on June 30, 2020 for single-family residential mortgage loans, as explained in Note 10.

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2—Summary of significant accounting policies of the 2016 Form 10-K.

During the quarter and nine months ended September 30, 2017, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $104 million and $364 million, respectively; consumer loans of $133 million and $283 million, respectively; and leases of $2 million, for the nine months ended September 30, 2017. During the quarter and nine months ended September 30, 2016, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $118 million and $358 million, respectively; consumer loans of $164 million and commercial loans amounting to $51 million during the nine months ended September 30, 2016.

The Corporation performed whole-loan sales involving approximately $9 million and $63 million of residential mortgage loans during the quarter and nine months ended September 30, 2017, respectively (September 30, 2016—$13 million and $53 million, respectively). Excluding the bulk sale of Westernbank loans with a carrying value of approximately $100 million, the Corporation sold commercial and construction loans with a carrying value of approximately $38 million and $39 million during the quarter and nine months ended September 30, 2016, respectively. Also, the Corporation securitized approximately $ 86 million and $ 369 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2017, respectively (September 30, 2016—$ 161 million and $ 465 million, respectively). Furthermore, the Corporation securitized approximately $ 21 million and $ 86 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2017, respectively (September 30, 2016 - $ 50 million and $ 129 million, respectively). The disruption in our operations over the last 10 days of the quarter impacted the volume of loan sales and securitizations.

Non-covered loans

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, by past due status at September 30, 2017 and December 31, 2016, including loans previously covered by the commercial FDIC loss sharing agreements.

September 30, 2017
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$108	$157	$1,060	$1,325	$145,226	$146,551
Commercial real estate non-owner occupied	39,076	10,571	34,234	83,881	2,440,914	2,524,795
Commercial real estate owner occupied	24,283	8,107	103,379	135,769	1,536,504	1,672,273
Commercial and industrial	5,708	1,806	45,993	53,507	2,772,485	2,825,992
Construction	—	—	269	269	87,436	87,705
Mortgage	583,383	221,646	856,307	1,661,336	4,154,169	5,815,505
Leasing	12,990	4,543	2,684	20,217	734,664	754,881
Consumer:
Credit cards	17,523	9,863	20,626	48,012	1,035,234	1,083,246
Home equity lines of credit	117	243	48	408	5,716	6,124
Personal	24,363	10,640	20,247	55,250	1,159,081	1,214,331
Auto	44,331	18,933	12,259	75,523	746,481	822,004
Other	575	357	16,491	17,423	147,242	164,665

Total	$752,457	$286,866	$1,113,597	$2,152,920	$14,965,152	$17,118,072

September 30, 2017
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$1,414	$—	$—	$1,414	$1,179,773	$1,181,187
Commercial real estate non-owner occupied	—	800	3,074	3,874	1,565,321	1,569,195
Commercial real estate owner occupied	4,350	—	486	4,836	283,948	288,784
Commercial and industrial	960	1,766	94,407	97,133	921,185	1,018,318
Construction	5,243	—	—	5,243	730,377	735,620
Mortgage	2,253	6,193	14,348	22,794	690,936	713,730
Legacy	111	275	3,268	3,654	33,854	37,508
Consumer:
Credit cards	10	6	13	29	51	80
Home equity lines of credit	5,993	2,446	11,960	20,399	176,419	196,818
Personal	2,321	1,750	2,342	6,413	307,430	313,843
Auto	—	—	—	—	3	3
Other	—	25	22	47	245	292

Total	$22,655	$13,261	$129,920	$165,836	$5,889,542	$6,055,378

September 30, 2017
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.[1] [2]
Commercial multi-family	$1,522	$157	$1,060	$2,739	$1,324,999	$1,327,738
Commercial real estate non-owner occupied	39,076	11,371	37,308	87,755	4,006,235	4,093,990
Commercial real estate owner occupied	28,633	8,107	103,865	140,605	1,820,452	1,961,057
Commercial and industrial	6,668	3,572	140,400	150,640	3,693,670	3,844,310
Construction	5,243	—	269	5,512	817,813	823,325
Mortgage	585,636	227,839	870,655	1,684,130	4,845,105	6,529,235
Leasing	12,990	4,543	2,684	20,217	734,664	754,881
Legacy[3]	111	275	3,268	3,654	33,854	37,508
Consumer:
Credit cards	17,533	9,869	20,639	48,041	1,035,285	1,083,326
Home equity lines of credit	6,110	2,689	12,008	20,807	182,135	202,942
Personal	26,684	12,390	22,589	61,663	1,466,511	1,528,174
Auto	44,331	18,933	12,259	75,523	746,484	822,007
Other	575	382	16,513	17,470	147,487	164,957

Total	$775,112	$300,127	$1,243,517	$2,318,756	$20,854,694	$23,173,450

[1]	Non-covered loans held-in-portfolio are net of $129 million in unearned income and exclude $69 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.7 billion were pledged at the Federal Home Loan Bank (“FHLB”) as collateral for borrowings, $2.2 billion at the Federal Reserve Bank (“FRB”) for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

December 31, 2016
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$232	$—	$664	$896	$173,644	$174,540
Commercial real estate non-owner occupied	98,604	4,785	51,435	154,824	2,409,461	2,564,285
Commercial real estate owner occupied	12,967	5,014	112,997	130,978	1,660,497	1,791,475
Commercial and industrial	19,156	2,638	32,147	53,941	2,617,976	2,671,917
Construction	—	—	1,668	1,668	83,890	85,558
Mortgage	289,635	136,558	801,251	1,227,444	4,689,056	5,916,500
Leasing	6,619	1,356	3,062	11,037	691,856	702,893
Consumer:
Credit cards	11,646	8,752	18,725	39,123	1,061,484	1,100,607
Home equity lines of credit	—	65	185	250	8,101	8,351
Personal	12,148	7,918	20,686	40,752	1,109,425	1,150,177
Auto	32,441	7,217	12,320	51,978	774,614	826,592
Other	1,259	294	19,311	20,864	154,665	175,529

Total	$484,707	$174,597	$1,074,451	$1,733,755	$15,434,669	$17,168,424

December 31, 2016
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$5,952	$—	$206	$6,158	$1,058,138	$1,064,296
Commercial real estate non-owner occupied	1,992	379	1,195	3,566	1,353,750	1,357,316
Commercial real estate owner occupied	2,116	540	472	3,128	240,617	243,745
Commercial and industrial	960	610	101,257	102,827	828,106	930,933
Construction	—	—	—	—	690,742	690,742
Mortgage	15,974	5,272	11,713	32,959	746,902	779,861
Legacy	833	346	3,337	4,516	40,777	45,293
Consumer:
Credit cards	8	28	30	66	92	158
Home equity lines of credit	2,908	1,055	4,762	8,725	243,450	252,175
Personal	2,547	1,675	1,864	6,086	234,521	240,607
Auto	—	—	—	—	9	9
Other	—	—	8	8	180	188

Total	$33,290	$9,905	$124,844	$168,039	$5,437,284	$5,605,323

December 31, 2016
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.[1] [2]
Commercial multi-family	$6,184	$—	$870	$7,054	$1,231,782	$1,238,836
Commercial real estate non-owner occupied	100,596	5,164	52,630	158,390	3,763,211	3,921,601
Commercial real estate owner occupied	15,083	5,554	113,469	134,106	1,901,114	2,035,220
Commercial and industrial	20,116	3,248	133,404	156,768	3,446,082	3,602,850
Construction	—	—	1,668	1,668	774,632	776,300
Mortgage	305,609	141,830	812,964	1,260,403	5,435,958	6,696,361
Leasing	6,619	1,356	3,062	11,037	691,856	702,893
Legacy[3]	833	346	3,337	4,516	40,777	45,293
Consumer:
Credit cards	11,654	8,780	18,755	39,189	1,061,576	1,100,765
Home equity lines of credit	2,908	1,120	4,947	8,975	251,551	260,526
Personal	14,695	9,593	22,550	46,838	1,343,946	1,390,784
Auto	32,441	7,217	12,320	51,978	774,623	826,601
Other	1,259	294	19,319	20,872	154,845	175,717

Total	$517,997	$184,502	$1,199,295	$1,901,794	$20,871,953	$22,773,747

[1]	Non-covered loans held-in-portfolio are net of $121 million in unearned income and exclude $89 million in loans held-for-sale.
[2]	Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.5 billion were pledged at the FHLB as collateral for borrowings, $2.3 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The level of delinquencies as of September 30, 2017 was impacted by the disruptions caused by Hurricanes Irma and Maria. The Corporation’s payment channels, collection efforts and loss mitigation operations were interrupted and mostly unavailable for the last 10 days of the quarter.

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at September 30, 2017 and December 31, 2016. Accruing loans past due 90 days or more consist primarily of credit cards, Federal Housing Administration (“FHA”) / U.S. Department of Veterans Affairs (“VA”) and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

At September 30, 2017
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing loans		Accruing loans		Accruing loans
	Non-accrual	past-due 90	Non-accrual	past-due 90	Non-accrual	past-due 90
(In thousands)	loans	days or more [1]	loans	days or more [1]	loans	days or more [1]
Commercial multi-family	$1,060	$—	$—	$—	$1,060	$—
Commercial real estate non-owner occupied	23,028	—	3,074	—	26,102	—
Commercial real estate owner occupied	90,346	—	486	—	90,832	—
Commercial and industrial	45,609	384	1,749	—	47,358	384
Construction	99	—	—	—	99	—
Mortgage[3]	337,967	443,377	14,348	—	352,315	443,377
Leasing	2,684	—	—	—	2,684	—
Legacy	—	—	3,268	—	3,268	—
Consumer:
Credit cards	—	20,626	13	—	13	20,626
Home equity lines of credit	—	48	11,960	—	11,960	48
Personal	19,738	77	2,342	—	22,080	77
Auto	12,259	—	—	—	12,259	—
Other	15,876	615	22	—	15,898	615

Total[2]	$548,666	$465,127	$37,262	$—	$585,928	$465,127

[1]	Non-covered loans of $192 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $157 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2017. Furthermore, the Corporation has approximately $57 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2016
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing loans		Accruing loans		Accruing loans
	Non-accrual	past-due 90	Non-accrual	past-due 90	Non-accrual	past-due 90
(In thousands)	loans	days or more [1]	loans	days or more [1]	loans	days or more [1]
Commercial multi-family	$664	$—	$206	$—	$870	$—
Commercial real estate non-owner occupied	24,611	—	1,195	—	25,806	—
Commercial real estate owner occupied	102,771	—	472	—	103,243	—
Commercial and industrial	31,609	538	1,820	—	33,429	538
Mortgage[3]	318,194	406,583	11,713	—	329,907	406,583
Leasing	3,062	—	—	—	3,062	—
Legacy	—	—	3,337	—	3,337	—
Consumer:
Credit cards	—	18,725	30	—	30	18,725
Home equity lines of credit	—	185	4,762	—	4,762	185
Personal	20,553	34	1,864	—	22,417	34
Auto	12,320	—	—	—	12,320	—
Other	18,724	587	8	—	18,732	587

Total[2]	$532,508	$426,652	$25,407	$—	$557,915	$426,652

[1]	Non-covered loans by $215 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $181 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2016. Furthermore, the Corporation has approximately $68 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

Covered loans

The following tables present the composition of loans by past due status at September 30, 2017 and December 31, 2016 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

September 30, 2017
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP [1]
Mortgage	$47,726	$16,104	$60,973	$124,803	$385,408	$510,211
Consumer	1,503	442	1,004	2,949	11,694	14,643

Total covered loans	$49,229	$16,546	$61,977	$127,752	$397,102	$524,854

[1]	Includes $ 296 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

December 31, 2016
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP [1]
Mortgage	$25,506	$12,904	$69,856	$108,266	$448,304	$556,570
Consumer	751	245	1,074	2,070	14,238	16,308

Total covered loans	$26,257	$13,149	$70,930	$110,336	$462,542	$572,878

[1]	Includes $ 337 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Mortgage	$3,210	$—	$3,794	$—
Consumer	196	—	121	—

Total[1]	$3,406	$—	$3,915	$—

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at September 30, 2017 (December 31, 2016—$10 million).

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

	September 30, 2017			December 31, 2016
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$902,908	$14,491	$917,399	$985,181	$14,440	$999,621
Commercial and industrial	86,795	—	86,795	103,476	—	103,476
Construction	—	170	170	—	1,668	1,668
Mortgage	544,745	21,592	566,337	587,949	25,781	613,730
Consumer	17,075	771	17,846	18,775	1,059	19,834

Carrying amount [1]	1,551,523	37,024	1,588,547	1,695,381	42,948	1,738,329
Allowance for loan losses	(61,034)	(6,066)	(67,100)	(61,855)	(7,022)	(68,877)

Carrying amount, net of allowance	$1,490,489	$30,958	$1,521,447	$1,633,526	$35,926	$1,669,452

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remains subject to the loss sharing agreement with the FDIC amounted to approximately $515 million as of September 30, 2017 and $563 million as of December 31, 2016.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $1.9 billion at September 30, 2017 (December 31, 2016 - $2.1 billion). At September 30, 2017, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and nine months ended September 30, 2017 and 2016, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	September 30, 2017			September 30, 2016
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$936,204	$6,464	$942,668	$1,061,971	$9,709	$1,071,680
Accretion	(34,064)	(726)	(34,790)	(38,597)	(993)	(39,590)
Change in expected cash flows	1,842	(391)	1,451	6,992	(390)	6,602

Ending balance	$903,982	$5,347	$909,329	$1,030,366	$8,326	$1,038,692

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the nine months ended
	September 30, 2017			September 30, 2016
	Non-credit impaired loans	Credit impaired loans		Non-credit impaired loans	Credit impaired loans

(In thousands)			Total			Total
Beginning balance	$1,001,908	$8,179	$1,010,087	$1,105,732	$6,726	$1,112,458
Accretion	(105,759)	(2,411)	(108,170)	(125,734)	(5,865)	(131,599)
Change in expected cash flows	7,833	(421)	7,412	50,368	7,465	57,833

Ending balance	$903,982	$5,347	$909,329	$1,030,366	$8,326	$1,038,692

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	September 30, 2017			September 30, 2016
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,579,196	$38,591	$1,617,787	$1,754,613	$45,330	$1,799,943
Accretion	34,064	726	34,790	38,597	993	39,590
Collections / loan sales / charge-offs	(61,737)	(2,293)	(64,030)	(69,030)	(2,964)	(71,994)

Ending balance[1]	$1,551,523	$37,024	$1,588,547	$1,724,180	$43,359	$1,767,539
Allowance for loan losses ASC 310-30 Westernbank loans	(61,034)	(6,066)	(67,100)	(62,114)	(7,457)	(69,571)

Ending balance, net of ALLL	$1,490,489	$30,958	$1,521,447	$1,662,066	$35,902	$1,697,968

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 515 million as of September 30, 2017 (September 30, 2016- $578 million).

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the nine months ended
	September 30, 2017			September 30, 2016
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,695,381	$42,948	$1,738,329	$1,898,146	$76,355	$1,974,501
Accretion	105,759	2,411	108,170	125,734	5,865	131,599
Collections / loan sales / charge-offs[1]	(249,617)	(8,335)	(257,952)	(299,700)	(38,861)	(338,561)

Ending balance[2]	$1,551,523	$37,024	$1,588,547	$1,724,180	$43,359	$1,767,539
Allowance for loan losses ASC 310-30 Westernbank loans	(61,034)	(6,066)	(67,100)	(62,114)	(7,457)	(69,571)

Ending balance, net of ALLL	$1,490,489	$30,958	$1,521,447	$1,662,066	$35,902	$1,697,968

[1]	For the nine months ended September 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.
[2]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $515 million as of September 30, 2017 (September 30, 2016- $578 million).

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $598 million at September 30, 2017 (December 31, 2016 - $700 million). At September 30, 2017, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the quarter ended September 30, 2017	For the quarter ended September 30, 2016
Beginning balance	$303,004	$272,609
Additions	2,882	3,809
Accretion	(7,945)	(8,689)
Change in expected cash flows	(7,926)	8,672

Ending balance	$290,015	$276,401

Activity in the accretable yield - other acquired loans ASC 310-30
(In thousands)	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Beginning balance	$278,896	$221,128
Additions	8,737	12,320
Accretion	(25,203)	(25,974)
Change in expected cash flows	27,585	68,927

Ending balance	$290,015	$276,401

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended September 30, 2017	For the quarter ended September 30, 2016
Beginning balance	$550,877	562,745
Additions	4,792	8,349
Accretion	7,945	8,689
Collections and charge-offs	(18,215)	(17,861)

Ending balance	$545,399	$561,922
Allowance for loan losses ASC 310-30 other acquired loans	(70,930)	(18,550)

Ending balance, net of ALLL	$474,469	$543,372

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Beginning balance	$562,695	$564,050
Purchase accounting adjustments related to the Doral Bank Transaction (Refer to Note 15)	—	(4,707)
Additions	14,671	26,754
Accretion	25,203	25,974
Collections and charge-offs	(57,170)	(50,149)

Ending balance	$545,399	$561,922
Allowance for loan losses ASC 310-30 other acquired loans	(70,930)	(18,550)

Ending balance, net of ALLL	$474,469	$543,372

Note 9 – Allowance for loan losses

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

For the period ended September 30, 2017, 45% (September 30, 2016 - 49%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the leasing, credit cards, personal, auto and other consumer loan portfolios for 2017 and in the leasing, auto, other consumer loan and mortgage loan portfolios for 2016.

For the period ended September 30, 2017, 5% (September 30, 2016 - 4%) of our BPNA segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer portfolios for 2017 and 2016.

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

As discussed in Note 2, Hurricanes impact, during the quarter ended September 30, 2017, an incremental provision expense of $69.9 million was made to the allowance for loan losses based on management’s best estimate of the impact of the hurricanes on the Corporation’s loan portfolios and the ability of borrowers to repay their loans, taking into consideration currently available information and the already challenging economic environment in Puerto Rico prior to the hurricanes. Refer to Note 2 for additional information.

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and nine months ended September 30, 2017 and 2016.

For the quarter ended September 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$174,189	$1,473	$147,866	$8,003	$122,904	$454,435
Provision (reversal of provision)	31,059	176	38,838	3,924	41,118	115,115
Charge-offs	(5,573)	9	(17,460)	(1,733)	(31,793)	(56,550)
Recoveries	6,011	41	389	238	4,570	11,249

Ending balance	$205,686	$1,699	$169,633	$10,432	$136,799	$524,249

Specific ALLL	$40,863	$—	$49,129	$450	$21,730	$112,172

General ALLL	$164,823	$1,699	$120,504	$9,982	$115,069	$412,077

Loans held-in-portfolio:
Impaired non-covered loans	$328,704	$—	$510,134	$1,468	$101,948	$942,254
Non-covered loans held-in-portfolio excluding impaired loans	6,840,907	87,705	5,305,371	753,413	3,188,422	16,175,818

Total non-covered loans held-in-portfolio	$7,169,611	$87,705	$5,815,505	$754,881	$3,290,370	$17,118,072

For the quarter ended September 30, 2017
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,284	$—	$524	$30,808
Provision (reversal of provision)	—	—	2,538	—	562	3,100
Charge-offs	—	—	(863)	—	(24)	(887)
Recoveries	—	—	32	—	4	36

Ending balance	$—	$—	$31,991	$—	$1,066	$33,057

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$31,991	$—	$1,066	$33,057

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	510,211	—	14,643	524,854

Total covered loans held-in-portfolio	$—	$—	$510,211	$—	$14,643	$524,854

For the quarter ended September 30, 2017
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$28,319	$6,528	$4,122	$993	$14,809	$54,771
Provision (reversal of provision)	39,246	595	(39)	(418)	3,160	42,544
Charge-offs	(4,553)	—	(113)	(86)	(4,957)	(9,709)
Recoveries	271	—	287	383	1,060	2,001

Ending balance	$63,283	$7,123	$4,257	$872	$14,072	$89,607

Specific ALLL	$—	$—	$2,292	$—	$727	$3,019

General ALLL	$63,283	$7,123	$1,965	$872	$13,345	$86,588

Loans held-in-portfolio:
Impaired loans	$—	$—	$9,094	$—	$3,439	$12,533
Loans held-in-portfolio excluding impaired loans	4,057,484	735,620	704,636	37,508	507,597	6,042,845

Total loans held-in-portfolio	$4,057,484	$735,620	$713,730	$37,508	$511,036	$6,055,378

For the quarter ended September 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,508	$8,001	$182,272	$993	$8,003	$138,237	$540,014
Provision (reversal of provision)	70,305	771	41,337	(418)	3,924	44,840	160,759
Charge-offs	(10,126)	9	(18,436)	(86)	(1,733)	(36,774)	(67,146)
Recoveries	6,282	41	708	383	238	5,634	13,286

Ending balance	$268,969	$8,822	$205,881	$872	$10,432	$151,937	$646,913

Specific ALLL	$40,863	$—	$51,421	$—	$450	$22,457	$115,191

General ALLL	$228,106	$8,822	$154,460	$872	$9,982	$129,480	$531,722

Loans held-in-portfolio:
Impaired loans	$328,704	$—	$519,228	$—	$1,468	$105,387	$954,787
Loans held-in-portfolio excluding impaired loans	10,898,391	823,325	6,520,218	37,508	753,413	3,710,662	22,743,517

Total loans held-in-portfolio	$11,227,095	$823,325	$7,039,446	$37,508	$754,881	$3,816,049	$23,698,304

For the nine months ended September 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$189,686	$1,353	$143,320	$7,662	$125,963	$467,984
Provision (reversal of provision)	29,945	(2,218)	77,692	6,516	76,831	188,766
Charge-offs	(38,219)	(3,646)	(53,936)	(5,030)	(81,607)	(182,438)
Recoveries	24,274	6,210	2,557	1,284	15,612	49,937

Ending balance	$205,686	$1,699	$169,633	$10,432	$136,799	$524,249

Specific ALLL	$40,863	$—	$49,129	$450	$21,730	$112,172

General ALLL	$164,823	$1,699	$120,504	$9,982	$115,069	$412,077

Loans held-in-portfolio:
Impaired non-covered loans	$328,704	$—	$510,134	$1,468	$101,948	$942,254
Non-covered loans held-in-portfolio excluding impaired loans	6,840,907	87,705	5,305,371	753,413	3,188,422	16,175,818

Total non-covered loans held-in-portfolio	$7,169,611	$87,705	$5,815,505	$754,881	$3,290,370	$17,118,072

For the nine months ended September 30, 2017
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,159	$—	$191	$30,350
Provision (reversal of provision)	—	—	3,253	—	1,002	4,255
Charge-offs	—	—	(2,700)	—	(134)	(2,834)
Recoveries	—	—	1,279	—	7	1,286

Ending balance	$—	$—	$31,991	$—	$1,066	$33,057

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$31,991	$—	$1,066	$33,057

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	510,211	—	14,643	524,854

Total covered loans held-in-portfolio	$—	$—	$510,211	$—	$14,643	$524,854

For the nine months ended September 30, 2017
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$12,968	$8,172	$4,614	$1,343	$15,220	$42,317
Provision (reversal of provision)	53,491	(1,049)	(173)	(1,554)	10,200	60,915
Charge-offs	(4,774)	—	(1,064)	(669)	(14,476)	(20,983)
Recoveries	1,598	—	880	1,752	3,128	7,358

Ending balance	$63,283	$7,123	$4,257	$872	$14,072	$89,607

Specific ALLL	$—	$—	$2,292	$—	$727	$3,019

General ALLL	$63,283	$7,123	$1,965	$872	$13,345	$86,588

Loans held-in-portfolio:
Impaired loans	$—	$—	$9,094	$—	$3,439	$12,533
Loans held-in-portfolio excluding impaired loans	4,057,484	735,620	704,636	37,508	507,597	6,042,845

Total loans held-in-portfolio	$4,057,484	$735,620	$713,730	$37,508	$511,036	$6,055,378

For the nine months ended September 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,654	$9,525	$178,093	$1,343	$7,662	$141,374	$540,651
Provision (reversal of provision)	83,436	(3,267)	80,772	(1,554)	6,516	88,033	253,936
Charge-offs	(42,993)	(3,646)	(57,700)	(669)	(5,030)	(96,217)	(206,255)
Recoveries	25,872	6,210	4,716	1,752	1,284	18,747	58,581

Ending balance	$268,969	$8,822	$205,881	$872	$10,432	$151,937	$646,913

Specific ALLL	$40,863	$—	$51,421	$—	$450	$22,457	$115,191

General ALLL	$228,106	$8,822	$154,460	$872	$9,982	$129,480	$531,722

Loans held-in-portfolio:
Impaired loans	$328,704	$—	$519,228	$—	$1,468	$105,387	$954,787
Loans held-in-portfolio excluding impaired loans	10,898,391	823,325	6,520,218	37,508	753,413	3,710,662	22,743,517

Total loans held-in-portfolio	$11,227,095	$823,325	$7,039,446	$37,508	$754,881	$3,816,049	$23,698,304

For the quarter ended September 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$199,827	$3,605	$136,724	$10,094	$130,471	$480,721
Provision (reversal of provision)	13,746	(605)	13,841	(1,363)	10,662	36,281
Charge-offs	(13,799)	(951)	(16,002)	(1,429)	(25,470)	(57,651)
Recoveries	10,600	65	765	613	12,649	24,692

Ending balance	$210,374	$2,114	$135,328	$7,915	$128,312	$484,043

Specific ALLL	$58,527	$—	$43,567	$540	$23,708	$126,342

General ALLL	$151,847	$2,114	$91,761	$7,375	$104,604	$357,701

Loans held-in-portfolio:
Impaired non-covered loans	$328,868	$—	$487,972	$1,899	$108,341	$927,080
Non-covered loans held-in-portfolio excluding impaired loans	6,925,290	81,054	5,476,876	680,911	3,185,490	16,349,621

Total non-covered loans held-in-portfolio	$7,254,158	$81,054	$5,964,848	$682,810	$3,293,831	$17,276,701

For the quarter ended September 30, 2016
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$29,951	$—	$630	$30,581
Provision (reversal of provision)	—	—	845	—	(95)	750
Charge-offs	—	—	(973)	—	(411)	(1,384)
Recoveries	—	—	312	—	3	315

Ending balance	$—	$—	$30,135	$—	$127	$30,262

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,135	$—	$127	$30,262

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	571,349	—	16,862	588,211

Total covered loans held-in-portfolio	$—	$—	$571,349	$—	$16,862	$588,211

For the quarter ended September 30, 2016
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,854	$7,460	$4,762	$1,852	$13,490	$37,418
Provision (reversal of provision)	2,765	368	1,380	(690)	2,490	6,313
Charge-offs	(155)	—	(2,022)	(145)	(2,884)	(5,206)
Recoveries	1,328	—	80	665	952	3,025

Ending balance	$13,792	$7,828	$4,200	$1,682	$14,048	$41,550

Specific ALLL	$—	$—	$1,990	$—	$725	$2,715

General ALLL	$13,792	$7,828	$2,210	$1,682	$13,323	$38,835

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$2,588	$11,484
Loans held-in-portfolio excluding impaired loans	3,283,022	650,298	800,763	47,914	525,790	5,307,787

Total loans held-in-portfolio	$3,283,022	$650,298	$809,659	$47,914	$528,378	$5,319,271

For the quarter ended September 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$209,681	$11,065	$171,437	$1,852	$10,094	$144,591	$548,720
Provision (reversal of provision)	16,511	(237)	16,066	(690)	(1,363)	13,057	43,344
Charge-offs	(13,954)	(951)	(18,997)	(145)	(1,429)	(28,765)	(64,241)
Recoveries	11,928	65	1,157	665	613	13,604	28,032

Ending balance	$224,166	$9,942	$169,663	$1,682	$7,915	$142,487	$555,855

Specific ALLL	$58,527	$—	$45,557	$—	$540	$24,433	$129,057

General ALLL	$165,639	$9,942	$124,106	$1,682	$7,375	$118,054	$426,798

Loans held-in-portfolio:
Impaired loans	$328,868	$—	$496,868	$—	$1,899	$110,929	$938,564
Loans held-in-portfolio excluding impaired loans	10,208,312	731,352	6,848,988	47,914	680,911	3,728,142	22,245,619

Total loans held-in-portfolio	$10,537,180	$731,352	$7,345,856	$47,914	$682,810	$3,839,071	$23,184,183

For the nine months ended September 30, 2016
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$186,925	$4,957	$128,327	$10,993	$138,721	$469,923
Provision (reversal of provision)	30,630	(5,786)	50,398	(190)	43,451	118,503
Charge-offs	(47,256)	(3,026)	(45,924)	(4,435)	(78,860)	(179,501)
Recoveries	35,706	5,055	2,527	1,547	24,838	69,673
Net recoveries (write-downs)	4,369	914	—	—	162	5,445

Ending balance	$210,374	$2,114	$135,328	$7,915	$128,312	$484,043

Specific ALLL	$58,527	$—	$43,567	$540	$23,708	$126,342

General ALLL	$151,847	$2,114	$91,761	$7,375	$104,604	$357,701

Loans held-in-portfolio:
Impaired non-covered loans	$328,868	$—	$487,972	$1,899	$108,341	$927,080
Non-covered loans held-in-portfolio excluding impaired loans	6,925,290	81,054	5,476,876	680,911	3,185,490	16,349,621

Total non-covered loans held-in-portfolio	$7,254,158	$81,054	$5,964,848	$682,810	$3,293,831	$17,276,701

For the nine months ended September 30, 2016
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$33,967	$—	$209	$34,176
Provision (reversal of provision)	—	—	(1,476)	—	(75)	(1,551)
Charge-offs	—	—	(3,078)	—	(17)	(3,095)
Recoveries	—	—	722	—	10	732

Ending balance	$—	$—	$30,135	$—	$127	$30,262

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,135	$—	$127	$30,262

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	571,349	—	16,862	588,211

Total covered loans held-in-portfolio	$—	$—	$571,349	$—	$16,862	$588,211

For the nine months ended September 30, 2016
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,908	$3,912	$4,985	$2,687	$11,520	$33,012
Provision (reversal of provision)	1,651	3,916	1,403	(2,665)	7,394	11,699
Charge-offs	(1,040)	—	(2,595)	(388)	(8,194)	(12,217)
Recoveries	3,273	—	407	2,048	3,328	9,056

Ending balance	$13,792	$7,828	$4,200	$1,682	$14,048	$41,550

Specific ALLL	$—	$—	$1,990	$—	$725	$2,715

General ALLL	$13,792	$7,828	$2,210	$1,682	$13,323	$38,835

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$2,588	$11,484
Loans held-in-portfolio excluding impaired loans	3,283,022	650,298	800,763	47,914	525,790	5,307,787

Total loans held-in-portfolio	$3,283,022	$650,298	$809,659	$47,914	$528,378	$5,319,271

For the nine months ended September 30, 2016
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$196,833	$8,869	$167,279	$2,687	$10,993	$150,450	$537,111
Provision (reversal of provision)	32,281	(1,870)	50,325	(2,665)	(190)	50,770	128,651
Charge-offs	(48,296)	(3,026)	(51,597)	(388)	(4,435)	(87,071)	(194,813)
Recoveries	38,979	5,055	3,656	2,048	1,547	28,176	79,461
Net recoveries (write-downs)	4,369	914	—	—	—	162	5,445

Ending balance	$224,166	$9,942	$169,663	$1,682	$7,915	$142,487	$555,855

Specific ALLL	$58,527	$—	$45,557	$—	$540	$24,433	$129,057

General ALLL	$165,639	$9,942	$124,106	$1,682	$7,375	$118,054	$426,798

Loans held-in-portfolio:
Impaired loans	$328,868	$—	$496,868	$—	$1,899	$110,929	$938,564
Loans held-in-portfolio excluding impaired loans	10,208,312	731,352	6,848,988	47,914	680,911	3,728,142	22,245,619

Total loans held-in-portfolio	$10,537,180	$731,352	$7,345,856	$47,914	$682,810	$3,839,071	$23,184,183

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at beginning of period	$65,674	$66,995	$68,877	$63,563
Provision (reversal of provision)	2,995	6,710	8,214	2,640
Net recoveries (charge-offs)	(1,569)	(4,134)	(9,991)	3,368

Balance at end of period	$67,100	$69,571	$67,100	$69,571

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2017 and December 31, 2016.

September 30, 2017
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$204	$204	$30	$—	$—	$204	$204	$30
Commercial real estate non-owner occupied	109,814	120,252	25,535	7,617	12,780	117,431	133,032	25,535
Commercial real estate owner occupied	120,196	178,892	8,729	28,389	59,034	148,585	237,926	8,729
Commercial and industrial	46,807	49,869	6,569	15,677	25,105	62,484	74,974	6,569
Mortgage	452,734	502,908	49,129	57,400	69,694	510,134	572,602	49,129
Leasing	1,468	1,468	450	—	—	1,468	1,468	450
Consumer:
Credit cards	35,782	35,782	5,500	—	—	35,782	35,782	5,500
Personal	63,015	63,015	15,616	—	—	63,015	63,015	15,616
Auto	2,049	2,049	440	—	—	2,049	2,049	440
Other	1,102	1,102	174	—	—	1,102	1,102	174

Total Puerto Rico	$833,171	$955,541	$112,172	$109,083	$166,613	$942,254	$1,122,154	$112,172

September 30, 2017
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Mortgage	$6,501	$8,282	$2,292	$2,593	$3,513	$9,094	$11,795	$2,292
Consumer:
HELOCs	2,149	2,158	501	519	536	2,668	2,694	501
Personal	554	555	226	217	217	771	772	226

Total U.S. mainland	$9,204	$10,995	$3,019	$3,329	$4,266	$12,533	$15,261	$3,019

September 30, 2017
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$204	$204	$30	$—	$—	$204	$204	$30
Commercial real estate non-owner occupied	109,814	120,252	25,535	7,617	12,780	117,431	133,032	25,535
Commercial real estate owner occupied	120,196	178,892	8,729	28,389	59,034	148,585	237,926	8,729
Commercial and industrial	46,807	49,869	6,569	15,677	25,105	62,484	74,974	6,569
Mortgage	459,235	511,190	51,421	59,993	73,207	519,228	584,397	51,421
Leasing	1,468	1,468	450	—	—	1,468	1,468	450
Consumer:
Credit Cards	35,782	35,782	5,500	—	—	35,782	35,782	5,500
HELOCs	2,149	2,158	501	519	536	2,668	2,694	501
Personal	63,569	63,570	15,842	217	217	63,786	63,787	15,842
Auto	2,049	2,049	440	—	—	2,049	2,049	440
Other	1,102	1,102	174	—	—	1,102	1,102	174

Total Popular, Inc.	$842,375	$966,536	$115,191	$112,412	$170,879	$954,787	$1,137,415	$115,191

December 31, 2016
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$82	$82	$34	$—	$—	$82	$82	$34
Commercial real estate non-owner occupied	104,119	105,047	24,537	15,935	29,631	120,054	134,678	24,537
Commercial real estate owner occupied	131,634	169,013	13,007	31,962	50,094	163,596	219,107	13,007
Commercial and industrial	46,862	49,301	4,797	7,828	11,478	54,690	60,779	4,797
Mortgage	426,737	466,249	42,428	70,751	87,806	497,488	554,055	42,428
Leasing	1,817	1,817	535	—	—	1,817	1,817	535
Consumer:
Credit cards	37,464	37,464	5,588	—	—	37,464	37,464	5,588
Personal	66,043	66,043	16,955	—	—	66,043	66,043	16,955
Auto	2,117	2,117	474	—	—	2,117	2,117	474
Other	991	991	168	—	—	991	991	168

Total Puerto Rico	$817,866	$898,124	$108,523	$126,476	$179,009	$944,342	$1,077,133	$108,523

December 31, 2016
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Mortgage	$6,381	$7,971	$2,182	$2,495	$3,369	$8,876	$11,340	$2,182
Consumer:
HELOCs	2,421	2,429	667	300	315	2,721	2,744	667
Personal	39	39	5	79	79	118	118	5

Total U.S. mainland	$8,841	$10,439	$2,854	$2,874	$3,763	$11,715	$14,202	$2,854

December 31, 2016
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$82	$82	$34	$—	$—	$82	$82	$34
Commercial real estate non-owner occupied	104,119	105,047	24,537	15,935	29,631	120,054	134,678	24,537
Commercial real estate owner occupied	131,634	169,013	13,007	31,962	50,094	163,596	219,107	13,007
Commercial and industrial	46,862	49,301	4,797	7,828	11,478	54,690	60,779	4,797
Mortgage	433,118	474,220	44,610	73,246	91,175	506,364	565,395	44,610
Leasing	1,817	1,817	535	—	—	1,817	1,817	535
Consumer:
Credit Cards	37,464	37,464	5,588	—	—	37,464	37,464	5,588
HELOCs	2,421	2,429	667	300	315	2,721	2,744	667
Personal	66,082	66,082	16,960	79	79	66,161	66,161	16,960
Auto	2,117	2,117	474	—	—	2,117	2,117	474
Other	991	991	168	—	—	991	991	168

Total Popular, Inc.	$826,707	$908,563	$111,377	$129,350	$182,772	$956,057	$1,091,335	$111,377

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and nine months ended September 30, 2017 and 2016.

For the quarter ended September 30, 2017
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$141	$1	$—	$—	$141	$1
Commercial real estate non-owner occupied	117,650	1,272	—	—	117,650	1,272
Commercial real estate owner occupied	151,580	1,413	—	—	151,580	1,413
Commercial and industrial	61,950	531	—	—	61,950	531
Mortgage	507,689	3,211	8,995	60	516,684	3,271
Leasing	1,568	—	—	—	1,568	—
Consumer:
Credit cards	35,727	—	—	—	35,727	—
Helocs	—	—	2,572	—	2,572	—
Personal	64,091	—	763	—	64,854	—
Auto	2,065	—	—	—	2,065	—
Other	991	—	—	—	991	—

Total Popular, Inc.	$943,452	$6,428	$12,330	$60	$955,782	$6,488

For the quarter ended September 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$43	$1	$—	$—	$43	$1
Commercial real estate non-owner occupied	140,083	1,345	—	—	140,083	1,345
Commercial real estate owner occupied	136,565	1,408	—	—	136,565	1,408
Commercial and industrial	55,685	483	—	—	55,685	483
Construction	518	—	—	—	518	—
Mortgage	482,067	3,538	8,730	68	490,797	3,606
Leasing	2,005	—	—	—	2,005	—
Consumer:
Credit cards	38,431	—	—	—	38,431	—
Helocs	—	—	1,883	—	1,883	—
Personal	67,077	—	651	—	67,728	—
Auto	2,501	—	—	—	2,501	—
Other	728	—	—	—	728	—

Total Popular, Inc.	$925,703	$6,775	$11,264	$68	$936,967	$6,843

For the nine months ended September 30, 2017
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$111	$4	$—	$—	$111	$4
Commercial real estate non-owner occupied	118,243	3,997	—	—	118,243	3,997
Commercial real estate owner occupied	158,046	4,640	—	—	158,046	4,640
Commercial and industrial	61,072	1,682	—	—	61,072	1,682
Mortgage	503,628	11,394	8,947	156	512,575	11,550
Leasing	1,689	—	—	—	1,689	—
Consumer:
Credit cards	36,718	—	—	—	36,718	—
HELOCs	—	—	2,632	—	2,632	—
Personal	64,962	—	440	—	65,402	—
Auto	2,079	—	—	—	2,079	—
Other	891	—	—	—	891	—

Total Popular, Inc.	$947,439	$21,717	$12,019	$156	$959,458	$21,873

For the nine months ended September 30, 2016
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	21	4	—	—	21	4
Commercial real estate non-owner occupied	$129,372	$3,971	$—	$—	$129,372	$3,971
Commercial real estate owner occupied	147,305	4,349	—	—	147,305	4,349
Commercial and industrial	58,518	1,466	—	—	58,518	1,466
Construction	1,384	—	—	—	1,384	—
Mortgage	475,108	10,311	8,046	133	483,154	10,444
Leasing	2,201	—	—	—	2,201	—
Consumer:
Credit cards	38,344	—	—	—	38,344	—
HELOCs	—	—	1,741	—	1,741	—
Personal	67,624	—	632	—	68,256	—
Auto	2,689	—	—	—	2,689	—
Other	606	—	—	—	606	—

Total Popular, Inc.	$923,172	$20,101	$10,419	$133	$933,591	$20,234

Modifications

Troubled debt restructurings (“TDRs”) related to non-covered loan portfolios amounted to $ 1.3 billion at September 30, 2017 (December 31, 2016 - $ 1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $8 million related to the commercial loan portfolio at September 30, 2017 (December 31, 2016 - $8 million).

At September 30, 2017, the mortgage loan TDRs include $444 million guaranteed by U.S. sponsored entities at BPPR, compared to $407 million at December 31, 2016.

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the summary of significant accounting policies included in Note 2 of the 2016 Form 10-K.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at September 30, 2017 and December 31, 2016.

	Popular, Inc.
	Non-Covered Loans
	September 30, 2017				December 31, 2016
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$163,349	$66,492	$229,841	$37,471	$176,887	$83,157	$260,044	$40,810
Mortgage	793,478	131,424	924,902	51,421	744,926	127,071	871,997	44,610
Leases	963	370	1,333	450	1,383	434	1,817	535
Consumer	95,795	12,004	107,799	22,457	100,277	12,442	112,719	23,857

Total	$1,053,585	$210,290	$1,263,875	$111,799	$1,023,473	$223,104	$1,246,577	$109,812

	Popular, Inc.
	Covered Loans
	September 30, 2017				December 31, 2016
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Mortgage	$3,320	$2,617	$5,937	$—	$2,950	$2,580	$5,530	$—

Total	$3,320	$2,617	$5,937	$—	$2,950	$2,580	$5,530	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2017 and 2016. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

Popular, Inc.
	For the quarter ended September 30, 2017				For the nine months ended September 30, 2017
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	—	—	4	1	—	—
Commercial real estate owner occupied	—	3	—	—	3	12	—	—
Commercial and industrial	1	15	—	—	3	36	—	—
Mortgage	13	14	83	16	45	35	301	116
Leasing	—	—	1	—	—	1	6	—
Consumer:
Credit cards	140	—	4	114	425	—	5	424
HELOCs	—	—	2	—	—	1	3	—
Personal	187	2	1	2	699	6	1	3
Auto	—	1	2	—	—	5	4	1
Other	11	—	—	—	27	1	—	1

Total	352	35	93	132	1,206	98	320	545

Popular, Inc.
	For the quarter ended September 30, 2016				For the nine months ended September 30, 2016
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	—	—	—	5	1	—	—
Commercial real estate owner occupied	9	—	—	—	38	5	—	—
Commercial and industrial	8	—	—	—	22	1	—	—
Mortgage	17	24	134	43	55	58	376	133
Leasing	—	1	—	—	—	1	—	—
Consumer:
Credit cards	218	—	1	158	603	—	1	531
HELOCs	—	—	—	—	—	—	2	1
Personal	241	6	1	—	761	16	1	1
Auto	—	4	4	2	—	11	8	2
Other	6	—	—	—	27	—	—	—

Total	502	35	140	203	1,511	93	388	668

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2017 and 2016.

Popular, Inc.
For the quarter ended September 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate owner occupied	3	$272	$269	$29
Commercial and industrial	16	1,022	1,044	111
Mortgage	126	17,692	16,633	1,103
Leasing	1	27	27	8
Consumer:
Credit cards	258	2,881	3,114	375
HELOCs	2	203	203	23
Personal	192	2,945	2,944	673
Auto	3	42	42	8
Other	11	46	46	6

Total	612	$25,130	$24,322	$2,336

Popular, Inc.
For the quarter ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$469	$3,085	$860
Commercial real estate owner occupied	9	773	1,874	136
Commercial and industrial	8	246	301	21
Mortgage	218	25,255	24,681	1,780
Leasing	1	15	15	3
Consumer:
Credit cards	377	3,321	3,715	450
Personal	248	4,481	4,547	853
Auto	10	123	134	27
Other	6	23	23	4

Total	880	$34,706	$38,375	$4,134

Popular, Inc.
For the nine months ended September 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$2,069	$1,901	$145
Commercial real estate owner occupied	15	2,975	2,951	172
Commercial and industrial	39	1,850	3,967	579
Mortgage	497	58,777	54,965	3,343
Leasing	7	263	262	74
Consumer:
Credit cards	854	7,785	8,514	1,019
HELOCs	4	689	686	36
Personal	709	11,979	11,982	2,704
Auto	10	2,043	1,999	362
Other	29	2,002	2,002	70

Total	2,169	$90,432	$89,229	$8,504

Popular, Inc.
For the nine months ended September 30, 2016
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$6,989	$9,589	$5,029
Commercial real estate owner occupied	43	11,623	11,648	473
Commercial and industrial	23	3,832	3,884	1
Mortgage	622	69,591	67,702	5,407
Leasing	1	15	15	3
Consumer:
Credit cards	1,135	10,352	11,768	1,677
HELOCs	3	355	398	216
Personal	779	13,089	13,195	2,784
Auto	21	256	274	52
Other	27	78	80	14

Total	2,660	$116,180	$118,553	$15,656

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at September 30, 2017 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Popular, Inc.
	Defaulted during the quarter ended September 30, 2017		Defaulted during the nine months ended September 30, 2017
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$457
Commercial real estate owner occupied	—	—	3	1,749
Commercial and industrial	1	36	4	601
Mortgage	48	4,216	110	10,112
Consumer:
Credit cards	135	1,212	274	2,661
HELOCs	—	—	1	97
Personal	67	1,222	138	3,230
Auto	1	19	5	99
Other	—	—	1	9

Total	252	$6,705	538	$19,015

Popular, Inc.
	Defaulted during the quarter ended September 30, 2016		Defaulted during the nine months ended September 30, 2016
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$327
Commercial real estate owner occupied	3	773	10	3,276
Commercial and industrial	3	758	5	785
Mortgage	52	5,409	132	14,132
Leasing	—	—	4	29
Consumer:
Credit cards	109	1,084	221	2,259
Personal	34	623	93	2,375
Auto	3	63	6	111
Other	5	10	5	10

Total	209	$8,720	478	$23,304

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2017 and December 31, 2016.

September 30, 2017
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,477	$968	$6,315	$—	$—	$8,760	$137,791	$146,551
Commercial real estate non-owner occupied	375,756	329,210	321,592	—	—	1,026,558	1,498,237	2,524,795
Commercial real estate owner occupied	252,655	141,304	333,947	2,248	—	730,154	942,119	1,672,273
Commercial and industrial	268,283	124,237	217,459	473	51	610,503	2,215,489	2,825,992

Total Commercial	898,171	595,719	879,313	2,721	51	2,375,975	4,793,636	7,169,611
Construction	75	5,353	269	—	—	5,697	82,008	87,705
Mortgage	2,637	3,277	193,127	—	—	199,041	5,616,464	5,815,505
Leasing	—	—	2,649	—	35	2,684	752,197	754,881
Consumer:
Credit cards	—	—	20,626	—	—	20,626	1,062,620	1,083,246
HELOCs	—	—	48	—	—	48	6,076	6,124
Personal	333	653	21,107	—	—	22,093	1,192,238	1,214,331
Auto	—	—	12,244	—	16	12,260	809,744	822,004
Other	—	—	16,079	—	396	16,475	148,190	164,665

Total Consumer	333	653	70,104	—	412	71,502	3,218,868	3,290,370

Total Puerto Rico	$901,216	$605,002	$1,145,462	$2,721	$498	$2,654,899	$14,463,173	$17,118,072

U.S. mainland
Commercial multi-family	$15,688	$6,387	$5,962	$—	$—	$28,037	$1,153,150	$1,181,187
Commercial real estate non-owner occupied	43,205	44,483	37,493	—	—	125,181	1,444,014	1,569,195
Commercial real estate owner occupied	25,840	3,451	8,916	—	—	38,207	250,577	288,784
Commercial and industrial	3,480	554	156,947	—	—	160,981	857,337	1,018,318

Total Commercial	88,213	54,875	209,318	—	—	352,406	3,705,078	4,057,484
Construction	30,681	2,391	50,574	—	—	83,646	651,974	735,620
Mortgage	—	—	14,347	—	—	14,347	699,383	713,730
Legacy	731	467	3,690	—	—	4,888	32,620	37,508
Consumer:
Credit cards	—	—	13	—	—	13	67	80
HELOCs	—	—	7,565	—	4,395	11,960	184,858	196,818
Personal	—	—	1,624	—	717	2,341	311,502	313,843
Auto	—	—	—	—	—	—	3	3
Other	—	—	21	—	—	21	271	292

Total Consumer	—	—	9,223	—	5,112	14,335	496,701	511,036

Total U.S. mainland	$119,625	$57,733	$287,152	$—	$5,112	$469,622	$5,585,756	$6,055,378

Popular, Inc.
Commercial multi-family	$17,165	$7,355	$12,277	$—	$—	$36,797	$1,290,941	$1,327,738
Commercial real estate non-owner occupied	418,961	373,693	359,085	—	—	1,151,739	2,942,251	4,093,990
Commercial real estate owner occupied	278,495	144,755	342,863	2,248	—	768,361	1,192,696	1,961,057
Commercial and industrial	271,763	124,791	374,406	473	51	771,484	3,072,826	3,844,310

Total Commercial	986,384	650,594	1,088,631	2,721	51	2,728,381	8,498,714	11,227,095
Construction	30,756	7,744	50,843	—	—	89,343	733,982	823,325
Mortgage	2,637	3,277	207,474	—	—	213,388	6,315,847	6,529,235
Legacy	731	467	3,690	—	—	4,888	32,620	37,508
Leasing	—	—	2,649	—	35	2,684	752,197	754,881
Consumer:
Credit cards	—	—	20,639	—	—	20,639	1,062,687	1,083,326
HELOCs	—	—	7,613	—	4,395	12,008	190,934	202,942
Personal	333	653	22,731	—	717	24,434	1,503,740	1,528,174
Auto	—	—	12,244	—	16	12,260	809,747	822,007
Other	—	—	16,100	—	396	16,496	148,461	164,957

Total Consumer	333	653	79,327	—	5,524	85,837	3,715,569	3,801,406

Total Popular, Inc.	$1,020,841	$662,735	$1,432,614	$2,721	$5,610	$3,124,521	$20,048,929	$23,173,450

The following table presents the weighted average obligor risk rating at September 30, 2017 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.18	5.98
Commercial real estate non-owner occupied	11.07	7.01
Commercial real estate owner occupied	11.25	7.16
Commercial and industrial	11.21	7.19

Total Commercial	11.18	7.11

Construction	11.37	7.73

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.00	7.24
Commercial real estate non-owner occupied	11.21	6.68
Commercial real estate owner occupied	11.05	7.14
Commercial and industrial	11.60	6.15

Total Commercial	11.49	6.76

Construction	11.00	7.68

Legacy	11.12	7.93

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2016
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,016	$383	$6,108	$—	$—	$8,507	$166,033	$174,540
Commercial real estate non-owner occupied	310,510	377,858	342,054	155	—	1,030,577	1,533,708	2,564,285
Commercial real estate owner occupied	310,484	109,873	360,941	17,788	—	799,086	992,389	1,791,475
Commercial and industrial	136,091	133,270	227,360	11,514	12	508,247	2,163,670	2,671,917

Total Commercial	759,101	621,384	936,463	29,457	12	2,346,417	4,855,800	7,202,217
Construction	50	1,705	1,668	—	—	3,423	82,135	85,558
Mortgage	4,407	1,987	190,090	—	—	196,484	5,720,016	5,916,500
Leasing	—	—	3,062	—	—	3,062	699,831	702,893
Consumer:
Credit cards	—	—	18,725	—	—	18,725	1,081,882	1,100,607
HELOCs	—	—	185	—	—	185	8,166	8,351
Personal	1,068	812	21,496	—	—	23,376	1,126,801	1,150,177
Auto	—	—	12,321	—	—	12,321	814,271	826,592
Other	—	—	19,311	—	—	19,311	156,218	175,529

Total Consumer	1,068	812	72,038	—	—	73,918	3,187,338	3,261,256

Total Puerto Rico	$764,626	$625,888	$1,203,321	$29,457	$12	$2,623,304	$14,545,120	$17,168,424

U.S. mainland
Commercial multi-family	$13,537	$7,796	$658	$—	$—	$21,991	$1,042,305	$1,064,296
Commercial real estate non-owner occupied	57,111	9,778	1,720	—	—	68,609	1,288,707	1,357,316
Commercial real estate owner occupied	9,271	—	9,119	—	—	18,390	225,355	243,745
Commercial and industrial	3,048	937	153,793	—	—	157,778	773,155	930,933

Total Commercial	82,967	18,511	165,290	—	—	266,768	3,329,522	3,596,290
Construction	3,000	8,153	16,950	—	—	28,103	662,639	690,742
Mortgage	—	—	11,711	—	—	11,711	768,150	779,861
Legacy	921	786	4,400	—	—	6,107	39,186	45,293
Consumer:
Credit cards	—	—	30	—	—	30	128	158
HELOCs	—	—	1,923	—	2,839	4,762	247,413	252,175
Personal	—	—	1,252	—	609	1,861	238,746	240,607
Auto	—	—	—	—	—	—	9	9
Other	—	—	8	—	—	8	180	188

Total Consumer	—	—	3,213	—	3,448	6,661	486,476	493,137

Total U.S. mainland	$86,888	$27,450	$201,564	$—	$3,448	$319,350	$5,285,973	$5,605,323

Popular, Inc.
Commercial multi-family	$15,553	$8,179	$6,766	$—	$—	$30,498	$1,208,338	$1,238,836
Commercial real estate non-owner occupied	367,621	387,636	343,774	155	—	1,099,186	2,822,415	3,921,601
Commercial real estate owner occupied	319,755	109,873	370,060	17,788	—	817,476	1,217,744	2,035,220
Commercial and industrial	139,139	134,207	381,153	11,514	12	666,025	2,936,825	3,602,850

Total Commercial	842,068	639,895	1,101,753	29,457	12	2,613,185	8,185,322	10,798,507
Construction	3,050	9,858	18,618	—	—	31,526	744,774	776,300
Mortgage	4,407	1,987	201,801	—	—	208,195	6,488,166	6,696,361
Legacy	921	786	4,400	—	—	6,107	39,186	45,293
Leasing	—	—	3,062	—	—	3,062	699,831	702,893
Consumer:
Credit cards	—	—	18,755	—	—	18,755	1,082,010	1,100,765
HELOCs	—	—	2,108	—	2,839	4,947	255,579	260,526
Personal	1,068	812	22,748	—	609	25,237	1,365,547	1,390,784
Auto	—	—	12,321	—	—	12,321	814,280	826,601
Other	—	—	19,319	—	—	19,319	156,398	175,717

Total Consumer	1,068	812	75,251	—	3,448	80,579	3,673,814	3,754,393

Total Popular, Inc.	$851,514	$653,338	$1,404,885	$29,457	$3,460	$2,942,654	$19,831,093	$22,773,747

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

Note 10 – FDIC loss-share asset and true-up payment obligation

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

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$53,070	$218,122	$69,334	$310,221
Accretion (amortization)	567	(1,259)	(62)	(9,337)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	(329)	659	1,945	(959)
Reimbursable expenses	588	853	2,232	7,038
Net payments from FDIC under loss-sharing agreements	(4,502)	(10,897)	(18,505)	(99,485)
Arbitration award expense	—	(54,924)	—	(54,924)
Other adjustments attributable to FDIC loss-sharing agreements	—	(87)	(5,550)	(87)

Balance at end of period	$49,394	$152,467	$49,394	$152,467

Balance due to the FDIC for recoveries on covered assets [1]	(924)	(7,080)	(924)	(7,080)

Balance at end of period	$48,470	$145,387	$48,470	$145,387

[1]	Balance due to the FDIC for recoveries on covered assets for the quarter and nine months ended September 30, 2016 amounting to $ 7.1 million was included in other liabilities in the accompanying Consolidated Statement of Condition (December 31, 2016 - $27.6 million).

The loss-share component of the arrangements applicable to commercial (including construction) and consumer loans expired during the quarter ended June 30, 2015. The agreement provides for reimbursement of recoveries to the FDIC to continue through the quarter ending June 30, 2018, and for the single family mortgage loss-share component of such agreement to expire on April 30, 2020.

The weighted average life of the single family loan portfolio accounted for under ASC 310-30 subject to the FDIC loss-sharing agreement at September 30, 2017 is 7.1 years.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016
Carrying amount (fair value)	$166,876	$153,158
Undiscounted amount	$188,660	$188,258

The increase in the fair value of the true-up payment obligation was principally driven by a decrease in the discount rate from 5.97% in 2016 to 4.47% in 2017 due to a lower risk premium. The estimated fair value of the true-up payment obligation corresponds to the difference between the initial estimated losses to be reimbursed by the FDIC and the revised estimate of reimbursable losses. As the amount of estimated reimbursable losses decreases, the value of the true-up payment obligation increases.

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

Note 11 – Mortgage banking activities

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$12,012	$14,520	$38,485	$43,997
Mortgage servicing rights fair value adjustments	(10,262)	(6,062)	(24,262)	(18,879)

Total mortgage servicing fees, net of fair value adjustments	1,750	8,458	14,223	25,118

Net gain on sale of loans, including valuation on loans held-for-sale	4,244	8,857	16,875	24,441

Trading account loss:
Unrealized (losses) gains on outstanding derivative positions	(147)	95	(104)	(44)
Realized losses on closed derivative positions	(608)	(2,138)	(3,645)	(7,465)

Total trading account loss	(755)	(2,043)	(3,749)	(7,509)

Total mortgage banking activities	$5,239	$15,272	$27,349	$42,050

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2017 and 2016 because they did not contain any credit recourse arrangements. During the quarter ended September 30, 2017, the Corporation recorded a net gain of $3.9 million (September 30, 2016 - $8.4 million) related to the residential mortgage loans securitized. During the nine months ended September 30, 2017, the Corporation recorded a net gain of $15.0 million (September 30, 2016 - $22.6 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2017 and 2016:

	Proceeds Obtained During the Quarter Ended September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities—FNMA	$—	$4,329	$—	$4,329

Total investment securities available-for-sale	$—	$4,329	$—	$4,329

Trading account securities:
Mortgage-backed securities—GNMA	$—	$85,722	$—	$85,722
Mortgage-backed securities—FNMA	—	16,452	—	16,452

Total trading account securities	$—	$102,174	$—	$102,174

Mortgage servicing rights	$—	$—	$1,588	$1,588

Total	$—	$106,503	$1,588	$108,091

	Proceeds Obtained During the Nine Months Ended September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities—FNMA	$—	$16,049	$—	$16,049

Total investment securities available-for-sale	$—	$16,049	$—	$16,049

Trading account securities:
Mortgage-backed securities—GNMA	$—	$368,660	$—	$368,660
Mortgage-backed securities—FNMA	—	69,798	—	69,798

Total trading account securities	$—	$438,458	$—	$438,458

Mortgage servicing rights	$—	$—	$6,766	$6,766

Total	$—	$454,507	$6,766	$461,273

	Proceeds Obtained During the Quarter Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities—GNMA	$—	$20,686	$—	$20,686
Mortgage-backed securities—FNMA	—	5,138	—	5,138

Total investment securities available-for-sale	$—	$25,824	$—	$25,824

Trading account securities:
Mortgage-backed securities—GNMA	$—	$140,255	$—	$140,255
Mortgage-backed securities—FNMA	—	44,574	—	44,574

Total trading account securities	$—	$184,829	$—	$184,829

Mortgage servicing rights	$—	$—	$2,695	$2,695

Total	$—	$210,653	$2,695	$213,348

	Proceeds Obtained During the Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities—GNMA	$—	$20,686	$—	$20,686
Mortgage-backed securities—FNMA	—	5,138	—	5,138

Total investment securities available-for-sale	$—	$25,824	$—	$25,824

Trading account securities:
Mortgage-backed securities—GNMA	$—	$444,382	$—	$444,382
Mortgage-backed securities—FNMA	—	123,888	—	123,888

Total trading account securities	$—	$568,270	$—	$568,270

Mortgage servicing rights	$—	$—	$7,235	$7,235

Total	$—	$594,094	$7,235	$601,329

During the nine months ended September 30, 2017, the Corporation retained servicing rights on whole loan sales involving approximately $49 million in principal balance outstanding (September 30, 2016 - $46 million), with realized gains of approximately $1.8 million (September 30, 2016 - gains of $1.9 million). All loan sales performed during the nine months ended September 30, 2017 and 2016 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2017 and 2016.

Residential MSRs
(In thousands)	September 30, 2017	September 30, 2016
Fair value at beginning of period	$196,889	$211,405
Additions	7,530	7,843
Changes due to payments on loans[1]	(12,794)	(13,381)
Reduction due to loan repurchases	(1,605)	(1,183)
Changes in fair value due to changes in valuation model inputs or assumptions	(9,863)	(4,315)
Other disposals	—	(15)

Fair value at end of period	$180,157	$200,354

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $17.1 billion at September 30, 2017 (December 31, 2016 - $18.0 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are recognized as income when they are collected. At September 30, 2017, those weighted average mortgage servicing fees were 0.29% (September 30, 2016 – 0.29%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2017 and 2016 were as follows:

	Quarters ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Prepayment speed	4.9%	4.6%	4.3%	5.2%
Weighted average life	10.5 years	10.6 years	10.9 years	10.1 years
Discount rate (annual rate)	10.9%	11.0%	10.9%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2017	2016	2017	2016
Fair value of servicing rights	$77,786	$88,056	$102,371	$108,833
Weighted average life (in years)	7.2	7.8	6.4	6.9
Weighted average prepayment speed (annual rate)	5.4%	4.6%	6.0%	4.8%
Impact on fair value of 10% adverse change	$(1,931)	$(1,668)	$(2,637)	$(2,051)
Impact on fair value of 20% adverse change	$(3,796)	$(3,590)	$(5,172)	$(4,400)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(3,626)	$(3,851)	$(4,484)	$(4,369)
Impact on fair value of 20% adverse change	$(6,982)	$(7,699)	$(8,640)	$(8,778)

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

At September 30, 2017, the Corporation serviced $1.5 billion (December 31, 2016 - $1.7 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2017, the Corporation had recorded $92 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2016 - $49 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the nine months ended September 30, 2017, the Corporation repurchased approximately $ 113 million (September 30, 2016 - $67 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 13 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2017 and 2016.

	For the quarter ended September 30, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$23,949	$157,147	$25,350	$206,446
Write-downs in value(1)	(2,702)	(2,856)	(234)	(5,792)
Additions	982	18,669	1,560	21,211
Sales	(743)	(18,185)	(4,395)	(23,323)
Other adjustments	—	467	(736)	(269)

Ending balance	$21,486	$155,242	$21,545	$198,273

(1)	Includes $2.7 million related to the damages from Hurricane Maria, of which $1.3 million were for commercial and $1.4 million for residential.

	For the nine months ended September 30, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$20,401	$160,044	$32,128	$212,573
Write-downs in value(1)	(4,681)	(14,715)	(2,980)	(22,376)
Additions	8,604	69,585	9,775	87,964
Sales	(2,707)	(61,068)	(15,184)	(78,959)
Other adjustments	(131)	1,396	(2,194)	(929)

Ending balance	$21,486	$155,242	$21,545	$198,273

(1)	Includes $2.7 million related to the damages from Hurricane Maria, of which $1.3 million were for commercial and $1.4 million for residential.

	For the quarter ended September 30, 2016
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$24,110	$152,915	$37,984	$215,009
Write-downs in value	(255)	(2,859)	(667)	(3,781)
Additions	2,388	27,355	4,212	33,955
Sales	(5,052)	(13,866)	(3,803)	(22,721)
Other adjustments	—	92	(312)	(220)

Ending balance	$21,191	$163,637	$37,414	$222,242

	For the nine months ended September 30, 2016
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$32,471	$122,760	$36,685	$191,916
Write-downs in value	(2,533)	(6,489)	(1,533)	(10,555)
Additions	5,500	83,255	13,935	102,690
Sales	(13,632)	(34,769)	(10,759)	(59,160)
Other adjustments	(615)	(1,120)	(914)	(2,649)

Ending balance	$21,191	$163,637	$37,414	$222,242

Note 14 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2017	December 31, 2016
Net deferred tax assets (net of valuation allowance)	$1,207,597	$1,243,668
Investments under the equity method	210,067	218,062
Prepaid taxes	164,531	172,550
Other prepaid expenses	87,136	90,320
Derivative assets	14,234	14,085
Trades receivable from brokers and counterparties	999	46,630
Receivables from investments maturities	270,000	—
Principal, interest and escrow servicing advances	71,167	69,711
Guaranteed mortgage loan claims receivable	174,964	152,403
Others	129,232	138,081

Total other assets	$2,329,927	$2,145,510

Note 15 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarter and nine months ended September 30, 2017. The changes in the carrying amount of goodwill for the nine months ended September 30, 2016, allocated by reportable segments, were as follows (refer to Note 34 for the definition of the Corporation’s reportable segments):

2016
			Purchase
	Balance at	Goodwill on	accounting	Goodwill	Balance at
(In thousands)	January 1, 2016	acquisition	adjustments	impairment	September 30, 2016
Banco Popular de Puerto Rico	$280,221	$—	$—	$(3,801)	$276,420
Banco Popular North America	346,167	—	4,707	—	350,874

Total Popular, Inc.	$626,388	$—	$4,707	$(3,801)	$627,294

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

Other Intangible Assets

At September 30, 2017 and December 31, 2016, the Corporation had $ 6.1 million of identifiable intangible assets, with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2017
Core deposits	$37,224	$21,416	$15,808
Other customer relationships	36,449	20,404	16,045

Total other intangible assets	$73,673	$41,820	$31,853

December 31, 2016
Core deposits	$37,274	$18,624	$18,650
Other customer relationships	36,449	16,162	20,287

Total other intangible assets	$73,723	$34,786	$38,937

During the quarter ended September 30, 2017, the Corporation recognized $ 2.3 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2016 - $ 3.1 million). During the nine months ended September 30, 2017, the Corporation recognized $ 7.0 million in amortization related to other intangible assets with definite useful lives (September 30, 2016 - $ 9.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2017	$2,344
Year 2018	9,286
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157
Year 2022	1,281
Later years	2,776

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2017 using July 31, 2017 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.58% to 14.49% for the 2017 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

BPPR passed Step 1 in the annual test as of July 31, 2017. The results indicated that the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $871 million or 26%. Accordingly, there was no indication of impairment on the goodwill recorded in BPPR at July 31, 2017 and there was no need for a Step 2 analysis. As indicated in Note 2, during the month of September Hurricanes Irma and Maria made landfall and subsequently caused extensive destruction in the U.S. and British Virgin Islands and Puerto Rico, disrupting the markets in which BPPR does business. The hurricanes have and may continue to impact the Corporation’s financial results, as detailed in Note 2, which may have an effect on BPPR’s estimated fair value. However, given the excess of BPPR’s fair value over its carrying amount, the Corporation has determined, based on the information currently available, that there is no indication of impairment of goodwill. The Corporation will continue monitoring the impact of the hurricanes as new information becomes available.

BPNA passed Step 1 in the annual test as of July 31, 2017. The results indicated that the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPNA’s equity value by approximately $183 million or 11%. Accordingly, there was no indication of impairment on the goodwill recorded in BPNA at July 31, 2017 and there was no need for a Step 2 analysis.

The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 98% of the Corporation’s total goodwill balance as of the July 31, 2017 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2017 annual assessment were reasonable.

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

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2017
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	September 30,	Accumulated	September 30,
	2017	impairment	2017	2017	impairment	2017
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Banco Popular North America	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

December 31, 2016
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2016	impairment	2016	2016	impairment	2016
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$—	$280,221	$280,221	$3,801	$276,420
Banco Popular North America	510,578	164,411	346,167	515,285	164,411	350,874

Total Popular, Inc.	$790,799	$164,411	$626,388	$795,506	$168,212	$627,294

Note 16 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2017	December 31, 2016
Savings accounts	$8,348,091	$7,793,533
NOW, money market and other interest bearing demand deposits	10,838,465	8,012,706

Total savings, NOW, money market and other interest bearing demand deposits	19,186,556	15,806,239

Certificates of deposit:
Under $100,000	3,549,599	3,570,956
$100,000 and over	4,062,924	4,138,586

Total certificates of deposit	7,612,523	7,709,542

Total interest bearing deposits	$26,799,079	$23,515,781

A summary of certificates of deposit by maturity at September 30, 2017 follows:

(In thousands)
2017	$1,784,658
2018	2,421,822
2019	1,047,982
2020	1,079,172
2021	727,779
2022 and thereafter	551,110

Total certificates of deposit	$7,612,523

At September 30, 2017, the Corporation had brokered deposits amounting to $ 0.6 billion (December 31, 2016 - $ 0.6 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $16 million at September 30, 2017 (December 31, 2016 - $6 million).

Note 17 – Borrowings

The following table presents the composition of assets sold under agreements to repurchase at September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016
Assets sold under agreements to repurchase	$374,405	$479,425

Total assets sold under agreements to repurchase	$374,405	$479,425

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2017	December 31, 2016
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
Within 30 days	$69,030	$32,700
After 30 to 90 days	53,781	—
After 90 days	142,306	19,819

Total U.S. Treasury Securities	265,117	52,519

Obligations of U.S. government sponsored entities
Within 30 days	—	95,720
After 30 to 90 days	30,835	142,299
After 90 days	35,400	25,380

Total obligations of U.S. government sponsored entities	66,235	263,399

Mortgage-backed securities
Within 30 days	—	39,108
After 30 to 90 days	—	58,552
After 90 days	31,383	54,560

Total mortgage-backed securities	31,383	152,220

Collateralized mortgage obligations
Within 30 days	11,670	11,287

Total collateralized mortgage obligations	11,670	11,287

Total	$374,405	$479,425

Repurchase agreements in portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016
Advances with the FHLB paying interest at maturity with fixed rates ranging from 1.32% to 1.44%	$239,398	$—
Others	1,200	1,200

Total other short-term borrowings	$240,598	$1,200

Note: Refer to the Corporation’s 2016 Form 10-K for rates information at December 31, 2016.

The following table presents the composition of notes payable at September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016
Advances with the FHLB with maturities ranging from 2017 through 2029 paying interest at monthly fixed rates ranging from 0.81% to 4.19%	$569,889	$608,193
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest monthly at a floating rate ranging from 0.22% to 0.34% over the 1 month LIBOR	34,164	34,164
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest quarterly at a floating rate from 0.09% to 0.24% over the 3 month LIBOR	25,019	30,313
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $3,648 (2016 - $5,212)	446,351	444,788
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $456 (2016 - $476)	439,344	439,323
Others	17,294	18,071

Total notes payable	$1,532,061	$1,574,852

Note: Refer to the Corporation’s 2016 Form 10-K for rates information at December 31, 2016.

A breakdown of borrowings by contractual maturities at September 30, 2017 is included in the table below.

	Assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
Year 2017	$165,315	$205,598	$32,536	$403,449
2018	209,090	35,000	220,086	464,176
2019	—	—	608,530	608,530
2020	—	—	112,088	112,088
2021	—	—	21,694	21,694
Later years	—	—	537,127	537,127

Total borrowings	$374,405	$240,598	$1,532,061	$2,147,064

At September 30, 2017 and December 31, 2016, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.9 billion and $3.8 billion, respectively, of which $868 million and $673 million, respectively, were used. In addition, at September 30, 2017 and December 31, 2016, the Corporation had placed $200 million of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at September 30, 2017, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.2 billion (2016 - $1.2 billion), which remained unused at September 30, 2017 and December 31, 2016. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 18 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at September 30, 2017 and December 31, 2016.

As of September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$14,234	$—	$14,234	$33	$—	$—	$14,201

Total	$14,234	$—	$14,234	$33	$—	$—	$14,201

As of September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$12,841	$—	$12,841	$33	$16	$—	$12,792
Repurchase agreements	374,405	—	374,405	—	374,405	—	—

Total	$387,246	$—	$387,246	$33	$374,421	$—	$12,792

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$14,094	$—	$14,094	$551	$—	$—	$13,543
Reverse repurchase agreements	23,637	—	23,637	—	23,637	—	—

Total	$37,731	$—	$37,731	$551	$23,637	$—	$13,543

As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$12,842	$—	$12,842	$551	$747	$—	$11,544
Repurchase agreements	479,425	—	479,425	—	479,425	—	—

Total	$492,267	$—	$492,267	$551	$480,172	$—	$11,544

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

Note 19 – Stockholders’ equity

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. During the nine months ended September 30, 2017, the Corporation declared dividends on its common stock of $ 76.6 million. The quarterly dividend declared to shareholders of record as of the close of business on September 14, 2017, which amounted to $25.5 million, was paid on October 2, 2017. Also, during the first quarter of 2017, the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction (“ASR”). As part of this transaction, the Corporation received 1,847,372 shares and recognized $79.5 million in treasury stock, based on the stock’s spot price, offset by a $4.5 million adjustment to capital surplus, resulting from the decline in the Corporation’s stock price during the term of the ASR.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $513 million at September 30, 2017 (December 31, 2016 - $513 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and nine months ended September 30, 2017 and September 30, 2016.

Note 20 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and nine months ended September 30, 2017 and 2016.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Nine months ended
		September 30,		September 30,
(In thousands)		2017	2016	2017	2016
Foreign currency translation	Beginning Balance	$(41,405)	$(38,070)	$(39,956)	$(35,930)

	Other comprehensive loss	(390)	(325)	(1,839)	(2,465)

	Net change	(390)	(325)	(1,839)	(2,465)

	Ending balance	$(41,795)	$(38,395)	$(41,795)	$(38,395)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(205,928)	$(205,743)	$(211,610)	$(211,276)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,421	3,348	10,263	10,041
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	(580)	(580)	(1,740)	(1,740)

	Net change	2,841	2,768	8,523	8,301

	Ending balance	$(203,087)	$(202,975)	$(203,087)	$(202,975)

Unrealized holding gains (losses) on investments	Beginning Balance	$(55,742)	$98,761	$(68,318)	$(9,560)

	Other comprehensive income (loss) before reclassifications	9,350	(14,131)	15,331	94,023
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive (loss) income	—	—	6,740	167
	Amounts reclassified from accumulated other comprehensive (loss) income for gains on securities	(82)	(316)	(227)	(316)

	Net change	9,268	(14,447)	21,844	93,874

	Ending balance	$(46,474)	$84,314	$(46,474)	$84,314

Unrealized net losses on cash flow hedges	Beginning Balance	$132	$(560)	$(402)	$(120)

	Other comprehensive loss before reclassifications	(250)	(685)	(869)	(2,843)
	Amounts reclassified from accumulated other comprehensive income (loss)	142	1,006	1,295	2,724

	Net change	(108)	321	426	(119)

	Ending balance	$24	$(239)	$24	$(239)

	Total	$(291,332)	$(157,295)	$(291,332)	$(157,295)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2017 and 2016.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Nine months ended
	Affected Line Item in the	September 30,		September 30,
(In thousands)	Consolidated Statements of Operations	2017	2016	2017	2016
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,606)	$(5,488)	$(16,819)	$(16,461)
Amortization of prior service credit	Personnel costs	950	950	2,850	2,850

	Total before tax	(4,656)	(4,538)	(13,969)	(13,611)

	Income tax benefit	1,815	1,770	5,446	5,310

	Total net of tax	$(2,841)	$(2,768)	$(8,523)	$(8,301)

Unrealized holding gains (losses) on investments
Other-than-temporary impairment	Other-than-temporary impairment losses on available-for-sale debt securities	$—	$—	$(8,299)	$(209)
Realized gains on sale of securities	Net gain on sale of investment securities	103	349	284	349

	Total before tax	103	349	(8,015)	140

	Income tax (expense) benefit	(21)	(33)	1,502	9

	Total net of tax	$82	$316	$(6,513)	$149

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(232)	$(1,650)	$(2,122)	$(4,466)

	Total before tax	(232)	(1,650)	(2,122)	(4,466)

	Income tax benefit	90	644	827	1,742

	Total net of tax	$(142)	$(1,006)	$(1,295)	$(2,724)

	Total reclassification adjustments, net of tax	$(2,901)	$(3,458)	$(16,331)	$(10,876)

Note 21 – Guarantees

At September 30, 2017, the Corporation recorded a liability of $0.3 million (December 31, 2016—$0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2017, the Corporation serviced $ 1.5 billion (December 31, 2016 - $ 1.7 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2017, the Corporation repurchased approximately $ 7 million and $ 22 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2016 - $ 11 million and $ 34 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2017, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 52 million (December 31, 2016 - $ 54 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months ended September 30, 2017 and 2016.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Balance as of beginning of period	$49,395	$56,931	$54,489	$58,663
Provision for recourse liability	6,375	4,086	11,104	11,613
Net charge-offs	(3,718)	(4,737)	(13,541)	(13,996)

Balance as of end of period	$52,052	$56,280	$52,052	$56,280

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the nine months ended September 30, 2017 and 2016, BPPR did not repurchase loans under representation and warranty arrangements. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2017 and 2016.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Balance as of beginning of period	$10,545	$10,702	$10,936	$8,087
Provision (reversal) for representation and warranties	(140)	(34)	(521)	2,767
Net charge-offs	—	(27)	(10)	(213)

Balance as of end of period	$10,405	$10,641	$10,405	$10,641

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2017, the Corporation serviced $17.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2016 - $18.0 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2017, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $71 million, including advances on the portfolio acquired from Doral Bank (December 31, 2016 - $70 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 149 million at September 30, 2017 and December 31, 2016. In addition, at September 30, 2017 and December 31, 2016, PIHC fully and unconditionally guaranteed on a subordinated basis $ 427 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 23 to the Consolidated Financial Statements in the 2016 Form 10-K for further information on the trust preferred securities.

Note 22 – Commitments and contingencies

Off-balance sheet risk

The Corporation is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of its customers. These financial instruments include loan commitments, letters of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit:
Credit card lines	$4,311,987	$4,562,981
Commercial and construction lines of credit	2,723,002	2,966,656
Other consumer unused credit commitments	250,565	261,856
Commercial letters of credit	2,288	1,490
Standby letters of credit	31,287	34,644
Commitments to originate or fund mortgage loans	9,706	25,622

At September 30, 2017 and December 31, 2016, the Corporation maintained a reserve of approximately $9 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

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

Puerto Rico is in the midst of a profound fiscal and economic crisis, was recently significantly impacted by two major hurricanes and has commenced several proceedings under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) to restructure its outstanding obligations and those of certain of its instrumentalities.

In September 2017, Puerto Rico was impacted by Hurricanes Irma and Maria. Most relevant, Hurricane Maria made landfall on September 20, 2017, causing severe wind and flood damage to infrastructure, homes and businesses throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electrical power, other basic utility and infrastructure services were severely curtailed and the government imposed a mandatory curfew. As of the date of this report, most businesses and homes in Puerto Rico remain without power, other basic utility and infrastructure remains significantly impacted, and many businesses are operating partially or remain closed. While it is too early to assess and quantify the full extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity, the damages are substantial and have, at least in the short-term, had a material adverse impact on economic activity. For a discussion of the impact of the hurricanes on the Corporation’s operations and financial results during the third quarter of 2017, refer to Note 2 - Hurricanes impact.

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

The Oversight Board has designated a number of entities as “covered entities” under PROMESA, including the Commonwealth, all of its public corporations (including COFINA) and retirement systems, and all affiliates and subsidiaries of the foregoing. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof. The Oversight Board has further approved fiscal plans for certain of these “covered entities,” including the Commonwealth, the Government Development Bank for Puerto Rico (“GDB”) and several other public corporations. The Commonwealth’s fiscal plan covers various public instrumentalities with outstanding debts payable from taxes, fees or other government revenues, including COFINA. The fiscal plans were prepared and approved prior to the impact of Hurricanes Irma and Maria and are thus based on pre-hurricane assumptions of government revenues, economic activity and outmigration. The approved fiscal plans indicate based on such assumptions that the applicable government entities are unable to pay their outstanding obligations as currently scheduled, thus recognizing a need for a significant debt restructuring. On October 31, 2017, the Oversight Board requested revised fiscal plans for the Commonwealth and various public corporations to take into account the impact of Hurricanes Irma and Maria. The Oversight Board expects that the revised fiscal plans would be certified by January or February 2018.

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

At September 30, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 484 million, of which approximately $ 482 million is outstanding ($584 million and $ 529 million, respectively, at December 31, 2016). Of the amount outstanding, $ 433 million consists of loans and $ 49 million are securities ($ 459 million and $ 70 million at December 31, 2016). All of amount outstanding ($ 512 million of the total amount outstanding at December 31, 2016) represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. Such general obligation bonds and notes are payable primarily from, and have a lien on, certain special property taxes, which each municipality is required by law to levy in an amount sufficient for the payment of its outstanding general obligation bonds and notes. Those special property taxes are collected by the Municipal Revenue Collection Center (“CRIM”), or directly by some municipalities, and deposited into the Municipal Public Debt Redemption Fund (a trust for which GDB acts as trustee and which is currently held in various accounts and subaccounts at BPPR (except for the portion corresponding to repayment of municipal general obligation bonds held by GDB, which was deposited at GDB until April 2016)). Funds in the Redemption Fund are required to be used for the payment of the municipality’s general obligation bonds and notes. To the extent that a municipality’s funds in the Redemption Fund are insufficient to pay the obligations in full, CRIM is required to transfer to such Redemption Fund other property tax revenues of the applicable municipality to satisfy the insufficiency.

During the third quarter of 2017, the Corporation sold all of its COFINA bonds at a gain of approximately $0.1 million. The Corporation had recorded an other-than-temporary impairment charge of $8.3 million in respect of those bonds during the second quarter of 2017 as a result of the filing of the Title III proceeding in respect of COFINA and the non-payment of interest on the COFINA bonds in June 2017, pursuant to a court order issued in such proceeding.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$5	$—	$5	$5
After 5 to 10 years	12	—	12	12
After 10 years	30	—	30	30

Total Central Government	47	—	47	47

Government Development Bank (GDB)
After 1 to 5 years	3	—	3	3

Total Government Development Bank (GDB)	3	—	3	3

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,295	11,341	14,636	16,478
After 1 to 5 years	15,485	192,904	208,389	208,389
After 5 to 10 years	29,240	106,368	135,608	135,608
After 10 years	1,025	122,038	123,063	123,063

Total Municipalities	49,045	432,651	481,696	483,538

Total Direct Government Exposure	$49,099	$432,651	$481,750	$483,592

In addition, at September 30, 2017, the Corporation had $391 million in indirect exposure to loans or securities issued or guaranteed by Puerto Rico governmental entities but whose principal source of repayment are non-governmental entities. In such obligations, the Puerto Rico government entity guarantees any shortfall in collateral in the event of borrower default ($406 million at December 31, 2016). These included $313 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2016 - $326 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serves to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. Also, the Corporation had $43 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, $6 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $29 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties ($43 million, $6 million and $31 million at December 31, 2016, respectively).

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the government. These borrowers could be negatively affected by the fiscal measures to be implemented to address the Commonwealth’s fiscal crisis and the ongoing Title III proceedings under PROMESA described above. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees which could also be negatively affected by fiscal measures such as employee layoffs or furloughs.

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $82 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. In addition, in September 2017, the USVI was also severely impacted by Hurricanes Irma and Maria, which will pose additional challenges to the USVI government and could further materially adversely affect the USVI economy.

Other contingencies

As indicated in Note 10 to the Consolidated Financial Statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 167 million at September 30, 2017 (December 31, 2016 - $ 153 million). For additional information refer to Note 10.

Legal Proceedings

The nature of Popular’s business ordinarily results in a certain number of claims, litigation, investigations, and legal and administrative cases and proceedings (“Legal Proceedings”). When the Corporation determines that it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interest of both the Corporation and its shareholders to do so.

On at least a quarterly basis, Popular assesses its liabilities and contingencies relating to outstanding Legal Proceedings utilizing the latest information available. For matters where it is probable that the Corporation will incur a material loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis as appropriate to reflect any relevant developments. For matters where a material loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current Legal Proceedings ranges from $0 to approximately $27.8 million as of September 30, 2017. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the outcome of Legal Proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, management believes that the amount it has already accrued is adequate and any incremental liability arising from the Corporation’s Legal Proceedings in matters in which a loss amount can be reasonably estimated will not have a material adverse effect on the Corporation’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated financial position in a particular period.

Set forth below is a description of the Corporation’s significant legal proceedings.

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Perez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs essentially allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A hearing on the request for preliminary injunction and other matters was held on February 15, 2017, as a result of which plaintiffs withdrew their request for preliminary injunctive relief. A motion for dismissal on the merits, which the Defendant Insurance Companies filed shortly before hearing, was denied with a right to replead following limited targeted discovery. On March 24, 2017, the Popular Defendants filed a certiorari petition with the Puerto

Rico Court of Appeals seeking a review of the lower court’s denial of the motion to dismiss. The Court of Appeals denied the Popular Defendant’s request, and the Popular Defendants appealed this determination to the Puerto Rico Supreme Court, which declined review. A motion for reconsideration is pending resolution. Separately, a class certification hearing was held in June and the Court requested post-hearing briefs on this issue. On October 26, 2017, the Court entered an order whereby it broadly certified the class. At a hearing held on November 2, 2017, the Court encouraged the parties to reach agreement on discovery and class notification procedures. The Court further allowed defendants until January 4, 2018 to answer the complaint. A follow-up hearing was set for March 6, 2018. BPPR is currently evaluating its next steps, which may include filing an interlocutory appeal of the class certification order.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs essentially contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). Between late March and early April, co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief. A co-defendant filed a third-party Complaint against Antilles Insurance Company. A preliminary injunction and class certification hearing originally scheduled for April 6th was subsequently postponed, pending resolution of the motions to dismiss. On July 31, 2017, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment.

A third putative class action also tangentially related to hazard insurance policies and captioned Morales v. Banco Popular de Puerto Rico, et al., was filed in May 2017. Plaintiffs aver that BPPR forced-placed hazard insurance on their mortgaged properties in violation of Puerto Rico’s implied covenant of good faith, BPPR’s alleged fiduciary duties as the escrow account manager of their mortgage loans, the Truth in Lending Act (TILA) and the Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs seek class certification, an order enjoining BPPR and other unnamed defendants from maintaining their allegedly fraudulent practices concerning forced-placed hazard insurance, unspecified compensatory damages, costs and attorneys’ fees. On July 19, 2017, BPPR filed a motion for summary judgment, which is pending resolution.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs essentially contend that when they sought to reduce their loan payments, defendants failed to provide them with reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel. Plaintiffs assert that such actions violate HAMP, HARP and other loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and TILA. For the alleged violations stated above, Plaintiffs request that all Defendants (over 20 separate defendants have been named, including all local banks), jointly and severally, respond in an amount of no less than $400 million. BPPR waived service of process in June and filed a motion to dismiss in August which is pending resolution.

BPPR has also been named a defendant in two separate putative class actions captioned Costa Dorada Apartment Corp., et al. v. Banco Popular de Puerto Rico, et al., and Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of commercial and residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs essentially contend that when they sought to reduce their loan payments, defendants failed to provide them with reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (dual tracking), all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. They demand approximately $1 billion (in Costa Dorada) and unspecified damages (in Saad Maura). Banco Popular has not yet been served with summons in relation to either matter.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within in this development and is currently the primary creditor in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, as a result of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand in excess of $30 million in damages and the annulment of their mortgage deeds. BPPR has recently engaged in preliminary settlement discussions with plaintiffs.

Mortgage-Related Investigations

The Corporation and its subsidiaries from time to time receive requests for information from departments of the U.S. government that investigate mortgage-related conduct. In particular, BPPR has received subpoenas and other requests for information from the Federal Housing Finance Agency’s Office of the Inspector General, the Civil Division of the Department of Justice, the Special Inspector General for the Troubled Asset Relief Program and the Federal Department of Housing and Urban Development’s Office of the Inspector General mainly concerning real estate appraisals and residential and construction loans in Puerto Rico. The Corporation is cooperating with these requests and is in discussions with the relevant U.S. government departments regarding the resolution of such matters. There can be no assurances as to the outcome of those discussions.

Separately, it has come to the attention of management that certain letters generated by the Corporation to comply with Consumer Financial Protection Bureau (“CFPB”) rules requiring written notification to borrowers who have submitted a loss mitigation application were not mailed to borrowers over a period of up to approximately three-years due to a systems interface error. Loss mitigation is a process whereby creditors work with mortgage loan borrowers who are having difficulties making their loan payments on their debt. The loss mitigation process applies both to mortgage loans held by the Corporation and to mortgage loans serviced by the Corporation for third parties. The Corporation has corrected the systems interface error that caused the letters not to be sent.

The Corporation has notified applicable regulators and is conducting a review of its mortgage files to assess the scope of potential customer impact. Based on currently available information, we believe that although the mailing error extended to approximately 20,000 residential mortgage loans (approximately 50% of which are serviced by the Corporation for third parties), the number of borrowers actually affected by the mailing error was substantially lower due to, among other things, the fact that more than half of all borrowers potentially subject to such error closed on a permanent loss mitigation alternative and the fact that the Corporation regularly uses means other than the mail to communicate with borrowers, including hand delivery of written notices at our mortgage servicing centers or bank branches.

The Corporation will begin outreach to potentially affected borrowers with outstanding loans that have not closed on a permanent loss mitigation alternative during the fourth quarter of 2017 and expects that it will be able to make a final determination with respect to the action it will take regarding all potentially impacted borrowers by the first quarter of 2018. At this point, we are not able to estimate the financial impact of the failure to mail the loss mitigation notices.

Other Significant Proceedings

In June 2017, a syndicate comprised of BPPR and other local banks (the “Lenders”) filed an involuntary Chapter 11 bankruptcy proceeding against Betteroads Asphalt and Betterecycling Corporation (the “Involuntary Debtors”). This filing followed attempts by the Lenders to restructure and resolve the Involuntary Debtors’ obligations and outstanding defaults under a certain credit agreement, first through good faith negotiations and subsequently, through the filing of a collection action against the Involuntary Debtors in local court. The involuntary debtors subsequently counterclaimed, asserting damages in excess of $900 million. The Lenders ultimately joined in the commencement of these involuntary bankruptcy proceedings against the Debtors in order to preserve and recover the Involuntary Debtors’ assets, having confirmed that the Involuntary Debtors were transferring assets out of their estate for little or no consideration. The Involuntary Debtors subsequently filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. The court allowed limited discovery to take place prior to an evidentiary hearing (still unscheduled and to be held after the discovery cut-off date) to determine the merits of debtors’ motion to dismiss. A separate hearing will be heard in November to entertain creditors’ motion to appoint a trustee.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 86 arbitration proceedings with aggregate claimed amounts of approximately $209 million, including one arbitration with claimed damages of approximately $78 million in which another Puerto Rico broker-dealer is a co-defendant. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle such claims rather than expend the money and resources required to see such cases to completion. The Government’s defaults and non-payment of its various debt obligations, the Commonwealth government’s and the Financial Oversight Management Board’s decision to pursue restructurings under Title III and Title VI of PROMESA have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds, including bonds issued by COFINA and GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the matters described above or a significant increase in customer complaints could have a material adverse effect on Popular.

Subpoenas for Production of Documents in connection with PROMESA Title III Proceedings

Popular Securities has, together with Popular, Inc. and BPPR (collectively, the “Popular Companies”) recently filed an appearance in connection with the Commonwealth of Puerto Rico’s pending Title III bankruptcy proceeding. Its appearance was prompted by a request by the Commonwealth’s Unsecured Creditors’ Committee (“UCC”) to allow a broad discovery program under Rule 2004 to investigate, among other things, the causes of the Puerto Rico financial crisis. The Rule 2004 request seeks broad discovery not only from the Popular Companies, but also from Banco Santander de Puerto Rico (“Santander”) and others, spanning in excess of eleven (11) years. In their respective objections, both the Popular Companies and Santander argued that these requests go substantially beyond the permissible scope of Rule 2004 discovery programs and should either be denied outright or substantially modified. A hearing before Magistrate Judge Gail Dein was held on August 9, 2017. At the hearing, the Court requested that the UCC and the Oversight Board, who opposed the UCC’s request, submit further briefing on this subject. The parties are to argue their respective positions at the upcoming omnibus hearing, to be held on November 15, 2017.

Since the August 2017 hearing, the Popular Companies have been served with additional requests for the preservation and voluntary production of certain COFINA-related documents from the UCC and the COFINA Agent in connection with the COFINA-Commonwealth adversary complaint, as well as from the Oversight Board’s Independent Investigator, Kobre & Kim. BPPR is cooperating with all such requests but has asked that such requests be submitted in the form of a subpoena to address privacy and confidentiality considerations pertaining to some of the documents involved in the production.

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

A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014. In August 2014, the Court entered an order granting in part PCB’s motion to dismiss. The sole surviving claim relates to PCB’s item processing policy. On September 10, 2014, plaintiffs filed a motion for leave to file a second amended complaint to correct certain deficiencies noted in the court’s decision and order. PCB subsequently filed a motion in opposition to plaintiff’s motion for leave to amend and further sought to compel arbitration. In June 2015, this matter was reassigned to a new judge and on July 22, 2015, such Court denied PCB’s motion to compel arbitration and granted plaintiffs’ motion for leave to amend the complaint to replead certain claims based on item processing reordering, misstatement of balance information and failure to notify customers in advance of potential overdrafts. The Court did not, however, allow plaintiffs to replead their claim for the alleged breach of the implied covenant of good faith and fair dealing. On August 12, 2015, Plaintiffs filed a second amended complaint. On August 24, 2015, PCB filed a Notice of Appeal as to the order granting leave to file the second amended complaint and on September 17, 2015, it filed a motion to dismiss the second amended complaint. On February 18, 2016, the Court granted in part and denied in part PCB’s pending motion to dismiss. The Court dismissed plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PCB filed an answer to second amended complaint and on April 7, 2016, it filed a notice of appeal on the partial denial of PCB’s motion to dismiss. A mediation session held on September 21, 2016 proved unsuccessful. On January 3, 2017, PCB filed a brief with the Appellate Division in support of its appeal of the lower Court’s prior order that granted in part and denied in part PCB’s motion to dismiss plaintiffs’ second amended complaint. Oral argument was held on April 4, 2017. On April 25, 2017, the Court issued an order denying PCB’s appeal from the partial denial of our motion to dismiss. The parties have since, been engaged in settlement discussions, which are currently at an advanced stage.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 25 to the Consolidated Financial Statements for additional information on the debt securities outstanding at September 30, 2017 and December 31, 2016, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016
Assets
Servicing assets:
Mortgage servicing rights	$152,072	$158,562

Total servicing assets	$152,072	$158,562

Other assets:
Servicing advances	$22,955	$20,787

Total other assets	$22,955	$20,787

Total assets	$175,027	$179,349

Maximum exposure to loss	$175,027	$179,349

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $11.9 billion at September 30, 2017 (December 31, 2016—$12.3 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2017 and December 31, 2016, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at September 30, 2017 and December 31, 2016.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Assets
Loans held-in-portfolio:
Advances under the working capital line	$—	$—	$—	$1,391
Advances under the advance facility	—	—	—	2,475

Total loans held-in-portfolio	$—	$—	$—	$3,866

Accrued interest receivable	$—	$—	$—	$19
Other assets:
Equity investment	$7,362	$9,167	$14,167	$22,378

Total assets	$7,362	$9,167	$14,167	$26,263

Liabilities

Deposits	$(480)	$(1,127)	$(16,900)	$(9,692)

Total liabilities	$(480)	$(1,127)	$(16,900)	$(9,692)

Total net assets	$6,882	$8,040	$(2,733)	$16,571

Maximum exposure to loss	$6,882	$8,040	$—	$16,571

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2017 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2017.

Note 24 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2017, the Corporation’s stake in EVERTEC was 16.10%.The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $ 3.5 million in dividend distributions during the nine months ended September 30, 2017 from its investments in EVERTEC’s holding company (September 30, 2016—$ 3.5 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	September 30, 2017	December 31, 2016
Equity investment in EVERTEC	$45,810	$38,904

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2017 and December 31, 2016. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2017	December 31, 2016
Accounts receivable (Other assets)	$5,221	$6,394
Deposits	(20,712)	(14,899)
Accounts payable (Other liabilities)	(4,070)	(20,372)

Net total	$(19,561)	$(28,877)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2017 and 2016.

(In thousands)	Quarter ended September 30, 2017	Nine months ended September 30, 2017
Share of income from the investment in EVERTEC	$1,200	$8,143
Share of other changes in EVERTEC’s stockholders’ equity	366	2,034

Share of EVERTEC’s changes in equity recognized in income	$1,566	$10,177

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016
Share of income from the investment in EVERTEC	$3,198	$9,397
Share of other changes in EVERTEC’s stockholders’ equity	426	(899)

Share of EVERTEC’s changes in equity recognized in income	$3,624	$8,498

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2017 and 2016. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended September 30, 2017	Nine months ended September 30, 2017	Category
Interest expense on deposits	$(12)	$(33)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,061	22,656	Other service fees
Rental income charged to EVERTEC	1,737	5,119	Net occupancy
Processing fees on services provided by EVERTEC	(43,855)	(132,289)	Professional fees
Other services provided to EVERTEC	291	900	Other operating expenses

Total	$(34,778)	$(103,647)

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016	Category
Interest expense on deposits	$(15)	$(51)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,533	21,948	Other service fees
Rental income charged to EVERTEC	1,760	5,232	Net occupancy
Processing fees on services provided by EVERTEC	(44,923)	(131,701)	Professional fees
Other services provided to EVERTEC	269	783	Other operating expenses

Total	$(35,376)	$(103,789)

PRLP 2011 Holdings LLC

As indicated in Note 23 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	September 30, 2017	December 31, 2016
Equity investment in PRLP 2011 Holdings, LLC	$7,362	$9,167

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016
Deposits (non-interest bearing)	$(480)	$(1,127)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PRLP 2011 Holdings, LLC for the quarters and nine months ended September 30, 2017 and 2016.

(In thousands)	Quarter ended September 30, 2017	Nine months ended September 30, 2017
Share of income (loss) from the equity investment in PRLP 2011 Holdings, LLC	$101	$(808)

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016
Share of income (loss) from the equity investment in PRLP 2011 Holdings, LLC	$511	$(83)

During the nine months ended September 30, 2017, the Corporation received $ 1.0 million in capital distributions from its investment in PRLP 2011 Holdings, LLC (September 30, 2016—$ 3.4 million). The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarter and nine months ended September 30, 2016.

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

(In thousands)	September 30, 2017	December 31, 2016
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$14,167	$22,378

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at September 30, 2017 and December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016
Loans	$—	$3,866
Accrued interest receivable	—	19
Deposits	(16,900)	(9,692)

Net total	$(16,900)	$(5,807)

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarters and nine months ended September 30, 2017 and 2016.

(In thousands)	Quarter ended September 30, 2017	Nine months ended September 30, 2017
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(1,299)	$(1,150)

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(587)	$(910)

During the nine months ended September 30, 2017, the Corporation received $ 7.1 million in capital distribution from its investment in PR Asset Portfolio 2013-1 International, LLC. No capital distribution was received by the Corporation during the nine months ended September 30, 2016. The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2017 and 2016.

(In thousands)	Quarter ended September 30, 2017	Nine months ended September 30, 2017	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$—	$9	Interest income
Interest expense on deposits	(8)	(23)	Interest expense

Total	$(8)	$(14)

(In thousands)	Quarter ended September 30, 2016	Nine months ended September 30, 2016	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$189	$923	Interest income
Interest expense on deposits	(1)	(3)	Interest expense

Total	$188	$920

Centro Financiero BHD León

At September 30, 2017, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the nine months ended September 30, 2017, the Corporation recorded $ 17.3 million in earnings from its investment in BHD Leon (2016 - $ 18.5 million), which had a carrying amount of $ 129.1 million at September 30, 2017 (December 31, 2016 - $ 125.5 million). As of December 31, 2016 BPPR had extended a credit facility of $ 50 million to BHD León, with an outstanding balance of $ 25 million. This credit facility expired during March 2017. The Corporation received $ 11.8 million in dividend distributions during the nine months ended September 30, 2017 from its investment in BHD Leon (September 30, 2016 - $ 12.1 million).

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

For the nine months ended September 30, 2017 administrative fees charged to these investment companies amounted to $ 5.8 million (2016- $ 6.0 million) and waived fees amounted to $ 1.7 million (2016 - $ 2.1 million), for a net fee of $ 4.1 million (2016 - $ 3.9 million).

The Corporation, through its subsidiary Banco Popular de Puerto Rico, has also entered into lines of credit facilities with these companies. As of September 30, 2017, the available lines of credit facilities amounted to $357 million (December 31 2016—$357 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those Puerto Rico investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital.

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

In May 2017, this loan was sold by BPPR to Popular, Inc., holding company (“PIHC”). At the time of sale, the loan had an unpaid principal balance of $37.9 million. PIHC paid $37.9 million to BPPR for the loan, of which $6.0 million was recognized by BPPR as a capital contribution representing the difference between the fair value and the book value of the loan at the time of transfer. Immediately upon being acquired by BHC, the loan’s maturity was extended by 90 days (under the same terms as originally contracted) to provide the BHC additional time to evaluate a refinancing or long-term extension of the loan. In August 2017, the credit facility was refinanced with a stated maturity in February 2019. As of September 30, 2017, the unpaid principal balance amounted to $37.7 million.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

At September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$2,764,863	$—	$2,764,863
Obligations of U.S. Government sponsored entities	—	611,646	—	611,646
Obligations of Puerto Rico, States and political subdivisions	—	6,615	—	6,615
Collateralized mortgage obligations—federal agencies	—	1,015,597	—	1,015,597
Mortgage-backed securities	—	4,658,238	1,288	4,659,526
Equity securities	—	1,885	—	1,885
Other	—	869	—	869

Total investment securities available-for-sale	$—	$9,059,713	$1,288	$9,061,001

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$172	$—	$172
Collateralized mortgage obligations	—	276	572	848
Mortgage-backed securities—federal agencies	—	32,709	43	32,752
Other	—	11,630	549	12,179

Total trading account securities, excluding derivatives	$—	$44,787	$1,164	$45,951

Mortgage servicing rights	$—	$—	$180,157	$180,157
Derivatives	—	14,234	—	14,234

Total assets measured at fair value on a recurring basis	$—	$9,118,734	$182,609	$9,301,343

Liabilities
Derivatives	$—	$(12,841)	$—	$(12,841)
Contingent consideration	—	—	(166,876)	(166,876)

Total liabilities measured at fair value on a recurring basis	$—	$(12,841)	$(166,876)	$(179,717)

At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$2,136,620	$—	$2,136,620
Obligations of U.S. Government sponsored entities	—	711,850	—	711,850
Obligations of Puerto Rico, States and political subdivisions	—	22,771	—	22,771
Collateralized mortgage obligations—federal agencies	—	1,221,526	—	1,221,526
Mortgage-backed securities	—	4,103,940	1,392	4,105,332
Equity securities	—	2,122	—	2,122
Other	—	9,585	—	9,585

Total investment securities available-for-sale	$—	$8,208,414	$1,392	$8,209,806

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$1,164	$—	$1,164
Collateralized mortgage obligations	—	—	1,321	1,321
Mortgage-backed securities—federal agencies	—	37,991	4,755	42,746
Other	—	13,963	602	14,565

Total trading account securities, excluding derivatives	$—	$53,118	$6,678	$59,796

Mortgage servicing rights	$—	$—	$196,889	$196,889
Derivatives	—	14,094	—	14,094

Total assets measured at fair value on a recurring basis	$—	$8,275,626	$204,959	$8,480,585

Liabilities
Derivatives	$—	$(12,842)	$—	$(12,842)
Contingent consideration	—	—	(153,158)	(153,158)

Total liabilities measured at fair value on a recurring basis	$—	$(12,842)	$(153,158)	$(166,000)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and nine months ended September 30, 2017 and 2016 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Nine months ended September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$66,221	$66,221	$(16,282)
Other real estate owned[2] [3]	—	—	89,825	89,825	(17,405)
Other foreclosed assets[2]	—	—	2,223	2,223	(475)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$158,269	$158,269	$(34,162)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.
[3]	Write-downs include $2.7 million related to estimated damages caused by Hurricanes Irma and Maria based on the sample of properties examined.

Nine months ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$61,309	$61,309	$(31,097)
Other real estate owned[2]	—	—	39,996	39,996	(8,482)
Other foreclosed assets[2]	—	—	46	46	(2)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$101,351	$101,351	$(39,581)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2017 and 2016.

Quarter ended September 30, 2017
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at June 30, 2017	$1,289	$858	$4,334	$557	$188,728	$195,766	$(163,668)	$(163,668)
Gains (losses) included in earnings	—	5	(77)	(8)	(10,262)	(10,342)	(3,208)	(3,208)
Gains (losses) included in OCI	(1)	—	—	—	—	(1)	—	—
Additions	—	31	—	—	1,691	1,722	—	—
Settlements	—	(46)	(326)	—	—	(372)	—	—
Transfers out of Level 3	—	(276)	(3,888)	—	—	(4,164)	—	—

Balance at September 30, 2017	$1,288	$572	$43	$549	$180,157	$182,609	$(166,876)	$(166,876)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2017	$—	$1	$—	$1	$(6,241)	$(6,239)	$(3,208)	$(3,208)

Nine months ended September 30, 2017
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2017	$1,392	$1,321	$4,755	$602	$196,889	$204,959	$(153,158)	$(153,158)
Gains (losses) included in earnings	—	—	(124)	(53)	(24,262)	(24,439)	(13,718)	(13,718)
Gains (losses) included in OCI	9	—	—	—	—	9	—	—
Additions	—	39	332	—	7,530	7,901	—	—
Sales	—	(365)	(156)	—	—	(521)	—	—
Settlements	(25)	(147)	(876)	—	—	(1,048)	—	—
Transfers out of Level 3	(88)	(276)	(3,888)	—	—	(4,252)	—	—

Balance at September 30, 2017	$1,288	$572	$43	$549	$180,157	$182,609	$(166,876)	$(166,876)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2017	$—	$(5)	$(23)	$22	$(9,863)	$(9,869)	$(13,718)	$(13,718)

Quarter ended September 30, 2016
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at June 30, 2016	$1,398	$1,399	$5,364	$640	$203,577	$212,378	$(128,511)	$(128,511)
Gains (losses) included in earnings	—	10	(32)	(17)	(6,062)	(6,101)	(6,611)	(6,611)
Gains (losses) included in OCI	(1)	—	—	—	—	(1)	—	—
Additions	—	5	128	—	2,854	2,987	—	—
Sales	—	—	(110)	—	—	(110)	—	—
Settlements	—	(43)	(100)	—	(15)	(158)	—	—

Balance at September 30, 2016	$1,397	$1,371	$5,250	$623	$200,354	$208,995	$(135,122)	$(135,122)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2016	$—	$10	$(29)	$8	$(1,082)	$(1,093)	$(6,611)	$(6,611)

Nine months ended September 30, 2016
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2016	$1,434	$1,831	$6,454	$687	$211,405	$221,811	$(120,380)	$(120,380)
Gains (losses) included in earnings	(2)	(3)	85	(64)	(18,879)	(18,863)	(14,742)	(14,742)
Gains (losses) included in OCI	15	—	—	—	—	15	—	—
Additions	—	214	1,076	—	7,843	9,133	—	—
Sales	—	(308)	(1,826)	—	—	(2,134)	—	—
Settlements	(50)	(363)	(539)	—	(15)	(967)	—	—

Balance at September 30, 2016	$1,397	$1,371	$5,250	$623	$200,354	$208,995	$(135,122)	$(135,122)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2016	$—	$4	$74	$29	$(4,315)	$(4,208)	$(14,742)	$(14,742)

During the quarter and nine months ended September 30, 2017, certain MBS and CMO’s amounting to $4.2 million and $4.3 million, respectively, were transferred from Level 3 to Level 2 due to a change in valuation technique from an internally-prepared pricing matrix and discounted cash flow model, respectively, to a bond’s theoretical value. There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and nine months ended September 30, 2016.

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2017 and 2016 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2017		Nine months ended September 30, 2017
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
FDIC loss share expense	$(3,208)	$(3,208)	$(13,718)	$(13,718)
Mortgage banking activities	(10,262)	(6,241)	(24,262)	(9,863)
Trading account profit (loss)	(80)	2	(177)	(6)

Total	$(13,550)	$(9,447)	$(38,157)	$(23,587)

	Quarter ended September 30, 2016		Nine months ended September 30, 2016
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$—	$—	$(2)	$—
FDIC loss share expense	(6,611)	(6,611)	(14,742)	(14,742)
Mortgage banking activities	(6,062)	(1,082)	(18,879)	(4,315)
Trading account profit (loss)	(39)	(11)	18	107

Total	$(12,712)	$(7,704)	$(33,605)	$(18,950)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at September 30, 2017		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$572		Discounted cash flow model	Weighted average life	2.1 years (1.6 - 2.2 years)
				Yield	3.9% (3.7% - 4.2%)
				Prepayment speed	21.2% (20.2% - 22.9%)
Other - trading	$549		Discounted cash flow model	Weighted average life	5.3 years
				Yield	12.5%
				Prepayment speed	10.8%
Mortgage servicing rights	$180,157		Discounted cash flow model	Prepayment speed	5.8% (0.3% - 18.0%)
				Weighted average life	6.7 years (0.1 - 15.6 years)
				Discount rate	11.2% (9.5% - 15.0%)
Contingent consideration	$(166,876)		Discounted cash flow model	Credit loss rate on covered loans	3.9% (0.0% - 100.0%)
				Risk premium component
				of discount rate	2.9%
Loans held-in-portfolio	$66,221	[1]	External appraisal	Haircut applied on
				external appraisals	25.0% (11.6% - 54.1%)
Other real estate owned	$83,870	[2]	External appraisal	Haircut applied on
				external appraisals	21.3% (20.0% - 30.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2017 and December 31, 2016, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed from those disclosed in the 2016 Form 10-K.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	September 30, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$517,437	$517,437	$—	$—	$517,437
Money market investments	5,488,212	5,479,268	8,944	—	5,488,212
Trading account securities, excluding derivatives[1]	45,951	—	44,787	1,164	45,951
Investment securities available-for-sale[1]	9,061,001	—	9,059,713	1,288	9,061,001
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$92,369	$—	$—	$73,460	$73,460
Collateralized mortgage obligation-federal agency	69	—	—	73	73
Other	1,000	—	742	237	979

Total investment securities held-to-maturity	$93,438	$—	$742	$73,770	$74,512

Other investment securities:
FHLB stock	$64,208	$—	$64,208	$—	$64,208
FRB stock	94,644	—	94,644	—	94,644
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,915	—	—	5,091	5,091

Total other investment securities	$173,965	$—	$172,050	$5,091	$177,141

Loans held-for-sale	$68,864	$—	$—	$70,499	$70,499
Loans not covered under loss sharing agreement with the FDIC	22,559,594	—	—	20,896,277	20,896,277
Loans covered under loss sharing agreements with the FDIC	491,797	—	—	483,155	483,155
FDIC loss share asset	48,470	—	—	37,703	37,703
Mortgage servicing rights	180,157	—	—	180,157	180,157
Derivatives	14,234	—	14,234	—	14,234

	September 30, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$26,636,413	$—	$26,636,413	$—	$26,636,413
Time deposits	7,612,523	—	7,504,546	—	7,504,546

Total deposits	$34,248,936	$—	$34,140,959	$—	$34,140,959

Assets sold under agreements to repurchase	$374,405	$—	$374,377	$—	$374,377
Other short-term borrowings[2]	$240,598	$—	$240,598	$—	$240,598
Notes payable:
FHLB advances	$629,072	$—	$629,538	$—	$629,538
Unsecured senior debt securities	446,351	—	470,043	—	470,043
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,344	—	411,776	—	411,776
Others	17,294	—	—	17,294	17,294

Total notes payable	$1,532,061	$—	$1,511,357	$17,294	$1,528,651

Derivatives	$12,841	$—	$12,841	$—	$12,841

Contingent consideration	$166,876	$—	$—	$166,876	$166,876

[1]	Refer to Note 25 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$362,394	$362,394	$—	$—	$362,394
Money market investments	2,890,217	2,854,777	35,440	—	2,890,217
Trading account securities, excluding derivatives[1]	59,796	—	53,118	6,678	59,796
Investment securities available-for-sale[1]	8,209,806	—	8,208,414	1,392	8,209,806
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$96,027	$—	$—	$73,540	$73,540
Collateralized mortgage obligation-federal agency	74	—	—	78	78
Other	2,000	—	1,738	220	1,958

Total investment securities held-to-maturity	$98,101	$—	$1,738	$73,838	$75,576

Other investment securities:
FHLB stock	$58,033	$—	$58,033	$—	$58,033
FRB stock	94,672	—	94,672	—	94,672
Trust preferred securities	13,198	—	13,198	—	13,198
Other investments	1,915	—	—	4,987	4,987

Total other investment securities	$167,818	$—	$165,903	$4,987	$170,890

Loans held-for-sale	$88,821	$—	$504	$89,509	$90,013
Loans not covered under loss sharing agreement with the FDIC	22,263,446	—	—	20,578,904	20,578,904
Loans covered under loss sharing agreements with the FDIC	542,528	—	—	515,808	515,808
FDIC loss share asset	69,334	—	—	63,187	63,187
Mortgage servicing rights	196,889	—	—	196,889	196,889
Derivatives	14,094	—	14,094	—	14,094

	December 31, 2016
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$22,786,682	$—	$22,786,682	$—	$22,786,682
Time deposits	7,709,542	—	7,708,724	—	7,708,724

Total deposits	$30,496,224	$—	$30,495,406	$—	$30,495,406

Assets sold under agreements to repurchase	$479,425	$—	$479,439	$—	$479,439
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$672,670	$—	$671,872	$—	$671,872
Unsecured senior debt	444,788	—	466,263	—	466,263
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,323	—	399,370	—	399,370
Others	18,071	—	—	18,071	18,071

Total notes payable	$1,574,852	$—	$1,537,505	$18,071	$1,555,576

Derivatives	$12,842	$—	$12,842	$—	$12,842

Contingent consideration	$153,158	$—	$—	$153,158	$153,158

[1]	Refer to Note 25 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at September 30, 2017 and December 31, 2016 is $ 7.3 billion and $ 7.8 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at September 30, 2017 and December 31, 2016 is $ 34 million and $ 36 million, respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 27 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2017 and 2016:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2017	2016	2017	2016
Net income	$20,664	$46,810	$209,835	$220,796
Preferred stock dividends	(930)	(930)	(2,792)	(2,792)

Net income applicable to common stock	$19,734	$45,880	$207,043	$218,004

Average common shares outstanding	101,652,352	103,296,443	102,057,607	103,243,851
Average potential dilutive common shares	111,520	168,942	127,937	140,098

Average common shares outstanding— assuming dilution	101,763,872	103,465,385	102,185,544	103,383,949

Basic EPS	$0.19	$0.44	$2.03	$2.11

Diluted EPS	$0.19	$0.44	$2.03	$2.11

As disclosed in Note 19, during the quarter ended March 31, 2017, the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction. As part of this transaction, the Corporation entered into a forward contract in which the final number of shares delivered at settlement was based on the average daily volume weighted average price (“VWAP”) of its common stock, net of a discount, during the term of the ASR. Based on the discounted VWAP of $40.60, the Corporation received 1,847,372 shares of its outstanding common stock.

For the quarter and nine months ended September 30, 2017, the Corporation calculated the impact of potential dilutive common shares under the treasury method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2016. For a discussion of the calculation under the treasury stock method, refer to Note 35 of the consolidated financial statements included in the 2016 Form 10-K.

For the quarters and nine months ended September 30, 2017 and 2016, there were no stock options outstanding.

Note 28 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Debit card fees	$10,359	$11,483	$33,478	$34,153
Insurance fees	13,076	15,943	39,410	42,678
Credit card fees	16,699	17,644	54,280	52,202
Sale and administration of investment products	5,496	5,542	16,377	15,798
Trust fees	4,817	4,968	14,675	14,029
Other fees	3,034	3,589	10,604	10,636

Total other services fees	$53,481	$59,169	$168,824	$169,496

Note 29 – FDIC loss share expense

The caption of FDIC loss-share expense in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Accretion (amortization)	$567	$(1,259)	$(62)	$(9,337)
80% mirror accounting on credit impairment losses (reversal)[1]	(329)	659	1,945	(959)
80% mirror accounting on reimbursable expenses	588	853	2,232	7,038
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(1,601)	(522)	2,832	(5,123)
Change in true-up payment obligation	(3,208)	(6,611)	(13,718)	(14,742)
Arbitration award expense	—	(54,924)	—	(54,924)
Other	35	81	(5,909)	602

Total FDIC loss-share expense	$(3,948)	$(61,723)	$(12,680)	$(77,445)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 30 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2017	2016	2017	2016
Interest cost	$6,120	$6,291	$352	$348
Expected return on plan assets	(10,186)	(9,623)	(502)	(538)
Amortization of net loss	5,053	4,881	411	332

Total net periodic pension cost (benefit)	$987	$1,549	$261	$142

	Pension Plans		Benefit Restoration Plans
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Interest Cost	$18,359	$18,873	$1,057	$1,044
Expected return on plan assets	(30,557)	(28,869)	(1,508)	(1,614)
Amortization of net loss	15,160	14,640	1,233	996

Total net periodic pension cost (benefit)	$2,962	$4,644	$782	$426

During the quarter ended September 30, 2017 the Corporation made a contribution to the pension and benefit restoration plans of $16.1 million. The total contributions expected to be paid during the year 2017 for the pension and benefit restoration plans amount to approximately $16.2 million.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$256	$289	$769	$867
Interest cost	1,426	1,505	4,277	4,515
Amortization of prior service cost	(950)	(950)	(2,850)	(2,850)
Amortization of net loss	142	275	426	825

Total net periodic postretirement benefit cost	$874	$1,119	$2,622	$3,357

Contributions made to the postretirement benefit plan for the quarter ended September 30, 2017 amounted to approximately $1.4 million. The total contributions expected to be paid during the year 2017 for the postretirement benefit plan amount to approximately $6.4 million.

Note 31 - Stock-based compensation

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the first part is vested ratably over four years commencing at the date of the grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	495,731	$28.25
Granted	344,488	25.86
Quantity adjusted by TSR factor	39,566	24.37
Vested	(487,784)	27.72
Forfeited	(8,019)	29.13

Non-vested at December 31, 2016	383,982	$26.35
Granted	212,200	42.57
Quantity adjusted by TSR factor	(39,414)	33.77
Vested	(188,399)	35.47

Non-vested at September 30, 2017	368,369	$30.24

During the quarter ended September 30, 2017 and 2016, no shares of restricted stock were awarded to management under the Incentive Plan. For the nine months ended September 30, 2017, 138,516 shares of restricted stock (September 30, 2016 – 279,890) were awarded to management under the Incentive Plan.

Beginning in 2015, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. The vesting is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. During the quarters ended September 30, 2017 and 2016 no performance shares were granted. For the nine months ended September 30, 2017, 73,684 (September 30, 2016—64,598) performance shares were granted under this plan.

During the quarter ended September 30, 2017, the Corporation recognized $ 1.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.2 million (September 30, 2016—$ 1.0 million, with a tax benefit of $ 0.2 million). For the nine months ended September 30, 2017, the Corporation recognized $ 4.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.9 million (September 30, 2016—$ 6.6 million, with a tax benefit of $ 1.2 million). For the nine months ended September 30, 2017, the fair market value of the restricted stock vested was $4.4 million at grant date and $6.4 million at vesting date. This triggers a windfall of $0.8 million that was recorded as a reduction on income tax expense. During the quarter ended September 30, 2017 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $42 thousand (September 30, 2016—$0.1 million, with a tax benefit of $11 thousand). For the nine months ended September 30, 2017, the Corporation recognized $2.4 million of performance shares expense, with a tax benefit of $0.2 million (September 30, 2016—$1.3 million, with a tax benefit of $0.1 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2017 was $ 7.9 million and is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	40,517	29.77
Vested	(40,517)	29.77
Forfeited	—	—

Non-vested at December 31, 2016	—	$—
Granted	25,771	38.42
Vested	(25,771)	38.42
Forfeited	—	—

Non-vested at September 30, 2017	—	$—

During the quarters ended September 30, 2017 and 2016, the Corporation granted no shares of restricted stock to members of the Board of Directors of Popular, Inc. During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $39 thousand (September 30, 2016—$0.3 million, with a tax benefit of $31 thousand). For the nine months ended September 30, 2017, the Corporation granted 25,771 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2016 – 40,517). During this period, the Corporation recognized $ 1.0 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.1 million (September 30, 2016 - $0.8 million, with a tax benefit of $84 thousand). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2017 for directors was $ 1.0 million.

Note 32 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2017		September 30, 2016
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$272	39%	$24,434	39%
Net benefit of tax exempt interest income	(19,563)	(2,803)	(15,620)	(25)
Deferred tax asset valuation allowance	5,142	737	5,698	9
Difference in tax rates due to multiple jurisdictions	189	27	(897)	(1)
Effect of income subject to preferential tax rate	(3,313)	(475)	6,364	10
Unrecognized tax benefits	(1,185)	(170)	(4,442)	(7)
State and local taxes	(64)	(9)	1,557	2
Others	(1,444)	(207)	(1,255)	(2)

Income tax (benefit) expense	$(19,966)	(2,861)%	$15,839	25%

	Nine months ended
	September 30, 2017		September 30, 2016
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$100,857	39%	$117,525	39%
Net benefit of tax exempt interest income	(56,408)	(22)	(47,094)	(16)
Deferred tax asset valuation allowance	15,262	6	14,407	5
Difference in tax rates due to multiple jurisdictions	(1,601)	(1)	(2,874)	(1)
Effect of income subject to preferential tax rate	(9,825)	(4)	(1,772)	(1)
Unrecognized tax benefits	(1,185)	—	(4,442)	(1)
State and local taxes	2,800	1	6,642	2
Others	(1,128)	—	(1,842)	(1)

Income tax expense	$48,772	19%	$80,550	26%

Income tax benefit amounted to $20 million for the quarter ended September 30, 2017, compared with an income tax expense of $15.8 million for the same quarter of 2016. The reduction in income tax expense was primarily due to lower taxable income before tax and higher tax benefit on net exempt interest income.

For the nine months period ended September 30,2017, income tax expense amounted to $48.8 million compared to $80.5 million for the nine months period ended September 30,2016. The reduction in income tax expense was primarily due to lower income before tax and higher tax benefit on net exempt interest income.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	September 30, 2017
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,069	$1,958	$18,027
Net operating loss and other carryforward available	117,273	1,106,550	1,223,823
Postretirement and pension benefits	83,925	—	83,925
Deferred loan origination fees	3,768	1,480	5,248
Allowance for loan losses	616,572	38,524	655,096
Deferred gains	—	4,262	4,262
Accelerated depreciation	1,325	10,280	11,605
Intercompany deferred (loss) gains	(31)	—	(31)
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	17,107	—	17,107
Other temporary differences	22,750	13,512	36,262

Total gross deferred tax assets	878,758	1,176,566	2,055,324

Deferred tax liabilities:
FDIC-assisted transaction	58,009	—	58,009
Indefinite-lived intangibles	31,083	48,414	79,497
Unrealized net gain on trading and available-for-sale securities	31,127	(7,537)	23,590
Other temporary differences	9,429	585	10,014

Total gross deferred tax liabilities	129,648	41,462	171,110

Valuation allowance	62,213	615,873	678,086

Net deferred tax asset	$686,897	$519,231	$1,206,128

	December 31, 2016
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,552	$1,958	$18,510
Net operating loss and other carryforward available	112,929	1,125,293	1,238,222
Postretirement and pension benefits	94,741	—	94,741
Deferred loan origination fees	4,335	2,287	6,622
Allowance for loan losses	628,127	20,980	649,107
Deferred gains	—	4,884	4,884
Accelerated depreciation	605	9,223	9,828
Intercompany deferred (loss) gains	2,496	—	2,496
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	13,160	—	13,160
Other temporary differences	16,417	14,710	31,127

Total gross deferred tax assets	889,362	1,179,335	2,068,697

Deferred tax liabilities:
FDIC-assisted transaction	58,363	—	58,363
Indefinite-lived intangibles	28,412	45,562	73,974
Unrealized net gain on trading and available-for-sale securities	30,334	(8,999)	21,335
Other temporary differences	7,892	585	8,477

Total gross deferred tax liabilities	125,001	37,148	162,149

Valuation allowance	46,951	617,336	664,287

Net deferred tax asset	$717,410	$524,851	$1,242,261

The net deferred tax asset shown in the table above at September 30, 2017 is reflected in the consolidated statements of financial condition as $1.2 billion in net deferred tax assets in the “Other assets” caption (December 31, 2016—$1.2 billion) and $1.4 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2016—$1.4 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At September 30, 2017 the net deferred tax asset of the U.S. operations amounted to $1.1 billion with a valuation allowance of approximately $616 million, for a net deferred tax asset of approximately $519 million. As of September 30, 2017, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $519 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At September 30, 2017, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $687 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended September 30, 2017. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended September 30, 2017. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $62 million as of September 30, 2017.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2017	2016
Balance at January 1	$7.4	$9.0
Additions for tax positions - January through March	0.2	0.2
Additions for tax positions taken in prior years - January through March	—	0.2

Balance at March 31	$7.6	$9.4
Additions for tax positions - April through June	0.3	0.3
Reduction as a result of settlements - April through June	(0.3)	—

Balance at June 30	$7.6	$9.7
Additions for tax positions - July through September	0.3	0.3
Additions for tax positions taken in prior years - July through September	—	0.1
Reduction as a result of lapse of statute of limitations - July through September	(0.9)	(3.0)

Balance at September 30	$7.0	$7.1

At September 30, 2017, the total amount of interest recognized in the statement of financial condition approximated $2.6 million (December 31, 2016—$2.9 million). The total interest expense recognized at September 30, 2017 was $458 thousand net of a reduction of $505 thousand due to settlement and $353 thousand due to the expiration of the statute of limitation (December 31, 2016—$1.2 million). Management determined that at September 30, 2017 and December 31, 2016 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $8.5 million at September 30, 2017 (December 31, 2016—$9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2017, the following years remain subject to examination in the U.S. Federal jurisdiction: 2014 and thereafter; and in the Puerto Rico jurisdiction, 2013 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.5 million.

Note 33 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2017 and September 30, 2016 are listed in the following table:

(In thousands)	September 30, 2017	September 30, 2016
Non-cash activities:
Loans transferred to other real estate	$80,992	$93,412
Loans transferred to other property	22,987	22,408

Total loans transferred to foreclosed assets	103,979	115,820
Financed sales of other real estate assets	10,621	11,861
Financed sales of other foreclosed assets	5,964	13,426

Total financed sales of foreclosed assets	16,585	25,287
Transfers from loans held-for-sale to loans held-in-portfolio	1,705	5,947
Loans securitized into investment securities[1]	454,507	594,094
Trades receivable from brokers and counterparties	999	80,125
Trades payable to brokers and counterparties	999	22,174
Receivables from investments maturities	270,000	—
Recognition of mortgage servicing rights on securitizations or asset transfers	7,530	7,886

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2017, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2017

For the quarter ended September 30, 2017
(In thousands)		Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income		$321,145	$71,453	$7
Provision for loan losses		118,177	42,544	—
Non-interest income		88,170	5,124	(141)
Amortization of intangibles		2,178	167	—
Depreciation expense		9,751	2,128	—
Other operating expenses		243,564	41,960	(138)
Income tax benefit		(8,704)	(4,117)	—

Net income (loss)		$44,349	$(6,105)	$4

Segment assets		$33,031,839	$9,323,647	$(24,615)

For the quarter ended September 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$392,605	$(14,434)	$—	$378,171
Provision for loan losses	160,721	38	—	160,759
Non-interest income	93,153	7,277	(56)	100,374
Amortization of intangibles	2,345	—	—	2,345
Depreciation expense	11,879	159	—	12,038
Other operating expenses	285,386	17,944	(625)	302,705
Income tax benefit	(12,821)	(7,360)	215	(19,966)

Net income (loss)	$38,248	$(17,938)	$354	$20,664

Segment assets	$42,330,871	$5,003,304	$(4,732,908)	$42,601,267

For the nine months ended September 30, 2017
(In thousands)		Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income		$951,024	$208,274	$(207)
Provision for loan losses		198,668	60,915	—
Non-interest income		290,042	15,259	(431)
Amortization of intangibles		6,535	499	—
Depreciation expense		29,296	6,191	—
Other operating expenses		713,594	123,940	(414)
Income tax expense		56,946	13,202	(93)

Net income		$236,027	$18,786	$(131)

Segment assets		$33,031,839	$9,323,647	$(24,615)

For the nine months ended September 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,159,091	$(44,343)	$—	$1,114,748
Provision for loan losses	259,583	308	(5,955)	253,936
Non-interest income	304,870	29,616	(1,450)	333,036
Amortization of intangibles	7,034	—	—	7,034
Depreciation expense	35,487	479	—	35,966
Other operating expenses	837,120	57,145	(2,024)	892,241
Income tax expense (benefit)	70,055	(23,819)	2,536	48,772

Net income (loss)	$254,682	$(48,840)	$3,993	$209,835

Segment assets	$42,330,871	$5,003,304	$(4,732,908)	$42,601,267

2016

For the quarter ended September 30, 2016
(In thousands)		Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income		$303,656	$65,339	$(281)
Provision for loan losses		37,064	6,313	—
Non-interest income		60,453	5,381	28
Amortization of intangibles		2,931	166	—
Goodwill impairment charge		3,801	—	—
Depreciation expense		9,774	1,666	—
Other operating expenses		246,451	47,374	(639)
Income tax expense		14,479	6,037	162

Net income		$49,609	$9,164	$224

Segment assets		$30,403,259	$8,450,901	$(16,818)

For the quarter ended September 30, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$368,714	$(15,140)	$113	$353,687
Provision (reversal) for loan losses	43,377	(33)	—	43,344
Non-interest income	65,862	10,468	(352)	75,978
Amortization of intangibles	3,097	—	—	3,097
Goodwill impairment charge	3,801	—	—	3,801
Depreciation expense	11,440	144	—	11,584
Other operating expenses	293,186	12,164	(160)	305,190
Income tax expense (benefit)	20,678	(4,807)	(32)	15,839

Net income (loss)	$58,997	$(12,140)	$(47)	$46,810

Segment assets	$38,837,342	$4,949,819	$(4,732,865)	$39,054,296

For the nine months ended September 30, 2016
(In thousands)		Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income		$919,366	$193,102	$(281)
Provision for loan losses		116,987	11,699	—
Non-interest income		257,260	15,581	28
Amortization of intangibles		8,809	499	—
Goodwill impairment charge		3,801	—	—
Depreciation expense		29,885	4,343	—
Other operating expenses		705,825	133,101	(639)
Income tax expense		77,651	25,597	162

Net income		$233,668	$33,444	$224

Segment assets		$30,403,259	$8,450,901	$(16,818)

For the nine months ended September 30, 2016
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,112,187	$(45,537)	$—	$1,066,650
Provision (reversal) for loan losses	128,686	(35)	—	128,651
Non-interest income	272,869	26,707	(1,465)	298,111
Amortization of intangibles	9,308	—	—	9,308
Goodwill impairment charge	3,801	—	—	3,801
Depreciation expense	34,228	497	—	34,725
Other operating expenses	838,287	50,613	(1,970)	886,930
Income tax expense (benefit)	103,410	(23,068)	208	80,550

Net income (loss)	$267,336	$(46,837)	$297	$220,796

Segment assets	$38,837,342	$4,949,819	$(4,732,865)	$39,054,296

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2017

For the quarter ended September 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$132,101	$186,827	$2,213	$4	$321,145
Provision for loan losses	27,647	90,530	—	—	118,177
Non-interest income	19,733	46,022	22,473	(58)	88,170
Amortization of intangibles	54	1,066	1,058	—	2,178
Depreciation expense	4,386	5,207	158	—	9,751
Other operating expenses	61,843	164,981	16,809	(69)	243,564
Income tax (benefit) expense	11,925	(22,811)	2,182	—	(8,704)

Net income (loss)	$45,979	$(6,124)	$4,479	$15	$44,349

Segment assets	$21,258,790	$18,501,519	$522,008	$(7,250,478)	$33,031,839

For the nine months ended September 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$380,761	$564,956	$5,295	$12	$951,024
Provision for loan losses	27,970	170,698	—	—	198,668
Non-interest income	60,496	162,613	67,130	(197)	290,042
Amortization of intangibles	158	3,206	3,171	—	6,535
Depreciation expense	12,994	15,759	543	—	29,296
Other operating expenses	177,278	492,939	43,606	(229)	713,594
Income tax expense (benefit)	60,780	(12,760)	8,926	—	56,946

Net income	$162,077	$57,727	$16,179	$44	$236,027

Segment assets	$21,258,790	$18,501,519	$522,008	$(7,250,478)	$33,031,839

2016

For the quarter ended September 30, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$116,362	$186,445	$1,379	$(530)	$303,656
Provision for loan losses	13,213	23,851	—	—	37,064
Non-interest (expense) income	(24,191)	59,284	25,444	(84)	60,453
Amortization of intangibles	22	1,838	1,071	—	2,931
Goodwill impairment charge	—	—	3,801	—	3,801
Depreciation expense	4,188	5,380	206	—	9,774
Other operating expenses	60,630	165,124	20,781	(84)	246,451
Income tax expense	7,542	6,894	43	—	14,479

Net income	$6,576	$42,642	$921	$(530)	$49,609

Segment assets	$16,032,323	$17,753,118	$371,027	$(3,753,209)	$30,403,259

For the nine months ended September 30, 2016
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$355,061	$557,489	$4,674	$2,142	$919,366
Provision for loan losses	26,969	90,018	—	—	116,987
Non-interest income	16,776	168,860	71,883	(259)	257,260
Amortization of intangibles	92	5,484	3,233	—	8,809
Goodwill impairment charge	—	—	3,801	—	3,801
Depreciation expense	12,735	16,491	659	—	29,885
Other operating expenses	183,706	467,448	54,930	(259)	705,825
Income tax expense	48,939	24,410	4,302	—	77,651

Net income	$99,396	$122,498	$9,632	$2,142	$233,668

Segment assets	$16,032,323	$17,753,118	$371,027	$(3,753,209)	$30,403,259

Geographic Information

	Quarter ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Puerto Rico	$378,790	$333,006	$1,157,324	$1,097,944
United States	81,652	77,816	234,778	209,999
Other	18,103	18,843	55,682	56,818

Total consolidated revenues	$478,545	$429,665	$1,447,784	$1,364,761

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	September 30, 2017	December 31, 2016
Puerto Rico
Total assets	$31,901,778	$28,813,289
Loans	16,589,392	16,880,868
Deposits	26,729,468	23,185,551
United States
Total assets	$9,788,336	$8,928,475
Loans	6,433,673	5,799,562
Deposits	6,508,324	6,266,473
Other
Total assets	$911,153	$919,845
Loans	744,103	755,017
Deposits [1]	1,011,144	1,044,200

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 35 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2017 and December 31, 2016, and the results of their operations and cash flows for periods ended September 30, 2017 and 2016.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2017
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$44,155	$462	$517,440	$(44,620)	$517,437
Money market investments	238,696	2,771	5,487,783	(241,038)	5,488,212
Trading account securities, at fair value	3,600	—	42,459	(108)	45,951
Investment securities available-for-sale, at fair value	—	—	9,061,001	—	9,061,001
Investment securities held-to-maturity, at amortized cost	—	—	93,438	—	93,438
Other investment securities, at lower of cost or realizable value	9,850	4,492	159,623	—	173,965
Investment in subsidiaries	5,673,204	1,825,240	—	(7,498,444)	—
Loans held-for-sale, at lower of cost or fair value	—	—	68,864	—	68,864

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	32,877	—	23,263,215	5,955	23,302,047
Loans covered under loss-sharing agreements with the FDIC	—	—	524,854	—	524,854
Less - Unearned income	—	—	128,597	—	128,597
Allowance for loan losses	311	—	646,602	—	646,913

Total loans held-in-portfolio, net	32,566	—	23,012,870	5,955	23,051,391

FDIC loss-share asset	—	—	48,470	—	48,470
Premises and equipment, net	3,174	—	529,358	—	532,532
Other real estate not covered under loss-sharing agreements with the FDIC	—	—	176,728	—	176,728
Other real estate covered under loss-sharing agreements with the FDIC	—	—	21,545	—	21,545
Accrued income receivable	227	31	146,157	(76)	146,339
Mortgage servicing assets, at fair value	—	—	180,157	—	180,157
Other assets	70,896	28,490	2,256,415	(25,874)	2,329,927
Goodwill	—	—	627,294	—	627,294
Other intangible assets	6,114	—	31,902	—	38,016

Total assets	$6,082,482	$1,861,486	$42,461,504	$(7,804,205)	$42,601,267

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$7,494,477	$(44,620)	$7,449,857
Interest bearing	—	—	27,040,117	(241,038)	26,799,079

Total deposits	—	—	34,534,594	(285,658)	34,248,936

Assets sold under agreements to repurchase	—	—	374,405	—	374,405
Other short-term borrowings	—	—	240,598	—	240,598
Notes payable	737,163	148,532	646,366	—	1,532,061
Other liabilities	59,799	2,589	881,605	(24,157)	919,836

Total liabilities	796,962	151,121	36,677,568	(309,815)	37,315,836

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,042	2	56,307	(56,309)	1,042
Surplus	4,256,526	4,100,807	5,700,621	(9,792,901)	4,265,053
Retained earnings (accumulated deficit)	1,359,257	(2,372,062)	316,220	2,047,315	1,350,730
Treasury stock, at cost	(90,133)	—	—	(89)	(90,222)
Accumulated other comprehensive loss, net of tax	(291,332)	(18,382)	(289,212)	307,594	(291,332)

Total stockholders’ equity	5,285,520	1,710,365	5,783,936	(7,494,390)	5,285,431

Total liabilities and stockholders’ equity	$6,082,482	$1,861,486	$42,461,504	$(7,804,205)	$42,601,267

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2016
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$47,783	$591	$362,101	$(48,081)	$362,394
Money market investments	252,347	13,263	2,891,670	(267,063)	2,890,217
Trading account securities, at fair value	2,640	—	57,297	(132)	59,805
Investment securities available-for-sale, at fair value	—	—	8,209,806	—	8,209,806
Investment securities held-to-maturity, at amortized cost	—	—	98,101	—	98,101
Other investment securities, at lower of cost or realizable value	9,850	4,492	153,476	—	167,818
Investment in subsidiaries	5,609,611	1,818,127	—	(7,427,738)	—
Loans held-for-sale, at lower of cost or fair value	—	—	88,821	—	88,821

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	1,142	—	22,894,030	—	22,895,172
Loans covered under loss-sharing agreements with the FDIC	—	—	572,878	—	572,878
Less - Unearned income	—	—	121,425	—	121,425
Allowance for loan losses	2	—	540,649	—	540,651

Total loans held-in-portfolio, net	1,140	—	22,804,834	—	22,805,974

FDIC loss-share asset	—	—	69,334	—	69,334
Premises and equipment, net	3,067	—	540,914	—	543,981
Other real estate not covered under loss-sharing agreements with the FDIC	81	—	180,364	—	180,445
Other real estate covered under loss-sharing agreements with the FDIC	—	—	32,128	—	32,128
Accrued income receivable	112	138	137,882	(90)	138,042
Mortgage servicing assets, at fair value	—	—	196,889	—	196,889
Other assets	61,770	25,146	2,073,562	(14,968)	2,145,510
Goodwill	—	—	627,294	—	627,294
Other intangible assets	553	—	44,497	—	45,050

Total assets	$5,988,954	$1,861,757	$38,568,970	$(7,758,072)	$38,661,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$7,028,524	$(48,081)	$6,980,443
Interest bearing	—	—	23,782,844	(267,063)	23,515,781

Total deposits	—	—	30,811,368	(315,144)	30,496,224

Assets sold under agreements to repurchase	—	—	479,425	—	479,425
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	735,600	148,512	690,740	—	1,574,852
Other liabilities	55,309	6,034	865,861	(15,253)	911,951

Total liabilities	790,909	154,546	32,848,594	(330,397)	33,463,652

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,040	2	56,307	(56,309)	1,040
Surplus	4,246,495	4,111,207	5,717,066	(9,819,746)	4,255,022
Retained earnings (accumulated deficit)	1,228,834	(2,382,049)	264,944	2,108,578	1,220,307
Treasury stock, at cost	(8,198)	—	—	(88)	(8,286)
Accumulated other comprehensive loss, net of tax	(320,286)	(21,949)	(317,941)	339,890	(320,286)

Total stockholders’ equity	5,198,045	1,707,211	5,720,376	(7,427,675)	5,197,957

Total liabilities and stockholders’ equity	$5,988,954	$1,861,757	$38,568,970	$(7,758,072)	$38,661,609

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$27,500	$—	$—	$(27,500)	$—
Loans	405	—	371,574	—	371,979
Money market investments	730	13	15,529	(743)	15,529
Investment securities	142	81	47,053	—	47,276
Trading account securities	—	—	1,099	—	1,099

Total interest and dividend income	28,777	94	435,255	(28,243)	435,883

Interest expense:
Deposits	—	—	37,801	(743)	37,058
Short-term borrowings	—	—	1,524	—	1,524
Long-term debt	13,118	2,693	3,319	—	19,130

Total interest expense	13,118	2,693	42,644	(743)	57,712

Net interest income (expense)	15,659	(2,599)	392,611	(27,500)	378,171
Provision for loan losses- non-covered loans	40	—	157,619	—	157,659
Provision for loan losses- covered loans	—	—	3,100	—	3,100

Net interest income (expense) after provision for loan losses	15,619	(2,599)	231,892	(27,500)	217,412

Service charges on deposit accounts	—	—	39,273	—	39,273
Other service fees	—	—	53,551	(70)	53,481
Mortgage banking activities	—	—	5,239	—	5,239
Net gain on sale of investment securities	—	—	103	—	103
Trading account profit	137	—	98	18	253
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(420)	—	(420)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(6,406)	—	(6,406)
FDIC loss-share expense	—	—	(3,948)	—	(3,948)
Other operating income	1,564	31	11,208	(4)	12,799

Total non-interest income	1,701	31	98,698	(56)	100,374

Operating expenses:
Personnel costs	11,438	—	108,198	—	119,636
Net occupancy expenses	976	—	21,278	—	22,254
Equipment expenses	885	1	15,571	—	16,457
Other taxes	55	—	10,803	—	10,858
Professional fees	2,555	18	68,269	(70)	70,772
Communications	125	—	5,269	—	5,394
Business promotion	454	—	14,762	—	15,216
FDIC deposit insurance	—	—	6,271	—	6,271
Other real estate owned (OREO) expenses	42	—	11,682	—	11,724
Other operating expenses	(17,572)	13	54,275	(555)	36,161
Amortization of intangibles	—	—	2,345	—	2,345

Total operating expenses	(1,042)	32	318,723	(625)	317,088

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	18,362	(2,600)	11,867	(26,931)	698
Income tax benefit	—	(910)	(19,271)	215	(19,966)

Income (loss) before equity in earnings (losses) of subsidiaries	18,362	(1,690)	31,138	(27,146)	20,664
Equity in undistributed earnings (losses) of subsidiaries	2,302	(7,681)	—	5,379	—

Net Income (Loss)	$20,664	$(9,371)	$31,138	$(21,767)	$20,664

Comprehensive income (loss), net of tax	$32,275	$(7,732)	$42,516	$(34,784)	$32,275

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$184,000	$—	$—	$(184,000)	$—
Loans	534	—	1,102,250	—	1,102,784
Money market investments	1,820	52	33,233	(1,872)	33,233
Investment securities	425	242	140,032	—	140,699
Trading account securities	—	—	3,895	—	3,895

Total interest and dividend income	186,779	294	1,279,410	(185,872)	1,280,611

Interest expense:
Deposits	—	—	106,779	(1,872)	104,907
Short-term borrowings	—	—	3,734	—	3,734
Long-term debt	39,353	8,076	9,793	—	57,222

Total interest expense	39,353	8,076	120,306	(1,872)	165,863

Net interest income (expense)	147,426	(7,782)	1,159,104	(184,000)	1,114,748
Provision for loan losses- non-covered loans	309	—	255,327	(5,955)	249,681
Provision for loan losses- covered loans	—	—	4,255	—	4,255

Net interest income (expense) after provision for loan losses	147,117	(7,782)	899,522	(178,045)	860,812

Service charges on deposit accounts	—	—	119,882	—	119,882
Other service fees	—	—	170,282	(1,458)	168,824
Mortgage banking activities	—	—	27,349	—	27,349
Net gain on sale of investment securities	—	—	284	—	284
Other-than-temporary impairment losses on investment securities	—	—	(8,299)	—	(8,299)
Trading account profit (loss)	297	—	(1,003)	26	(680)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(420)	—	(420)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(11,302)	—	(11,302)
FDIC loss-share expense	—	—	(12,680)	—	(12,680)
Other operating income	10,739	1,256	38,101	(18)	50,078

Total non-interest income	11,036	1,256	322,194	(1,450)	333,036

Operating expenses:
Personnel costs	37,226	—	326,832	—	364,058
Net occupancy expenses	2,925	—	62,370	—	65,295
Equipment expenses	1,952	1	46,724	—	48,677
Other taxes	147	—	32,420	—	32,567
Professional fees	8,743	(474)	205,047	(360)	212,956
Communications	407	—	16,835	—	17,242
Business promotion	1,413	—	38,745	—	40,158
FDIC deposit insurance	—	—	18,936	—	18,936
Other real estate owned (OREO) expenses	42	—	41,170	—	41,212
Other operating expenses	(53,227)	39	141,958	(1,664)	87,106
Amortization of intangibles	—	—	7,034	—	7,034

Total operating expenses	(372)	(434)	938,071	(2,024)	935,241

Income (loss) before income tax and equity in earnings of subsidiaries	158,525	(6,092)	283,645	(177,471)	258,607
Income tax (benefit) expense	—	(2,132)	48,368	2,536	48,772

Income (loss) before equity in earnings of subsidiaries	158,525	(3,960)	235,277	(180,007)	209,835
Equity in undistributed earnings of subsidiaries	51,310	13,947	—	(65,257)	—

Net Income	$209,835	$9,987	$235,277	$(245,264)	$209,835

Comprehensive income, net of tax	$238,789	$13,554	$264,006	$(277,560)	$238,789

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2016
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$24,200	$—	$—	$(24,200)	$—
Loans	21	—	363,529	—	363,550
Money market investments	398	27	4,568	(425)	4,568
Investment securities	141	81	37,510	—	37,732
Trading account securities	—	—	1,449	—	1,449

Total interest and dividend income	24,760	108	407,056	(24,625)	407,299

Interest expense:
Deposits	—	—	32,787	(425)	32,362
Short-term borrowings	—	—	2,132	—	2,132
Long-term debt	13,118	2,692	3,308	—	19,118

Total interest expense	13,118	2,692	38,227	(425)	53,612

Net interest income (expense)	11,642	(2,584)	368,829	(24,200)	353,687
Provision (reversal) for loan losses- non-covered loans	(33)	—	42,627	—	42,594
Provision for loan losses- covered loans	—	—	750	—	750

Net interest income (expense) after provision for loan losses	11,675	(2,584)	325,452	(24,200)	310,343

Service charges on deposit accounts	—	—	40,776	—	40,776
Other service fees	—	—	59,233	(64)	59,169
Mortgage banking activities	—	—	15,272	—	15,272
Net gain on sale of investment securities	184	—	165	—	349
Trading account profit (loss)	77	—	(163)	(27)	(113)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	8,549	—	8,549
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,390)	—	(4,390)
FDIC loss-share expense	—	—	(61,723)	—	(61,723)
Other operating income	4,002	152	13,955	(20)	18,089

Total non-interest income	4,263	152	71,674	(111)	75,978

Operating expenses:
Personnel costs	11,137	—	110,087	—	121,224
Net occupancy expenses	939	—	20,687	—	21,626
Equipment expenses	776	1	15,145	—	15,922
Other taxes	46	—	11,278	—	11,324
Professional fees	2,642	31	78,658	(65)	81,266
Communications	140	—	5,645	—	5,785
Business promotion	516	—	12,210	—	12,726
FDIC deposit insurance	—	—	5,854	—	5,854
Other real estate owned (OREO) expenses	(16)	—	11,311	—	11,295
Other operating expenses	(19,795)	3	50,077	(533)	29,752
Amortization of intangibles	—	—	3,097	—	3,097
Goodwill impairment charge	—	—	3,801	—	3,801

Total operating expenses	(3,615)	35	327,850	(598)	323,672

Income (loss) before income tax and equity in earnings of subsidiaries	19,553	(2,467)	69,276	(23,713)	62,649
Income tax (benefit) expense	(2)	(864)	16,504	201	15,839

Income (loss) before equity in earnings of subsidiaries	19,555	(1,603)	52,772	(23,914)	46,810
Equity in undistributed earnings of subsidiaries	27,255	9,190	—	(36,445)	—

Net Income	$46,810	$7,587	$52,772	$(60,359)	$46,810

Comprehensive income, net of tax	$35,127	$3,426	$41,429	$(44,855)	$35,127

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2016
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$78,100	$—	$—	$(78,100)	$—
Loans	60	—	1,096,408	—	1,096,468
Money market investments	976	78	11,320	(1,054)	11,320
Investment securities	522	242	109,964	—	110,728
Trading account securities	—	—	5,013	—	5,013

Total interest and dividend income	79,658	320	1,222,705	(79,154)	1,223,529

Interest expense:
Deposits	—	—	93,889	(1,054)	92,835
Short-term borrowings	—	—	6,051	—	6,051
Long-term debt	39,353	8,077	10,563	—	57,993

Total interest expense	39,353	8,077	110,503	(1,054)	156,879

Net interest income (expense)	40,305	(7,757)	1,112,202	(78,100)	1,066,650
Provision (reversal) for loan losses- non-covered loans	(36)	—	130,238	—	130,202
Provision (reversal) for loan losses- covered loans	—	—	(1,551)	—	(1,551)

Net interest income (expense) after provision for loan losses	40,341	(7,757)	983,515	(78,100)	937,999

Service charges on deposit accounts	—	—	120,934	—	120,934
Other service fees	—	—	170,896	(1,400)	169,496
Mortgage banking activities	—	—	42,050	—	42,050
Net gain on sale of investment securities	1,767	—	165	—	1,932
Other-than temporary impairment losses on investment securities	—	—	(209)	—	(209)
Trading account profit	136	—	733	(27)	842
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	8,245	—	8,245
Adjustments (expense) to indemnity reserves on loans sold	—	—	(14,234)	—	(14,234)
FDIC loss-share expense	—	—	(77,445)	—	(77,445)
Other operating income (loss)	9,070	(2,787)	40,255	(38)	46,500

Total non-interest income (expense)	10,973	(2,787)	291,390	(1,465)	298,111

Operating expenses:
Personnel costs	37,192	—	327,831	—	365,023
Net occupancy expenses	2,700	—	61,070	—	63,770
Equipment expenses	1,864	1	43,866	—	45,731
Other taxes	140	—	31,549	—	31,689
Professional fees	7,854	91	229,754	(349)	237,350
Communications	417	—	17,700	—	18,117
Business promotion	1,467	—	36,074	—	37,541
FDIC deposit insurance	—	—	18,586	—	18,586
Other real estate owned (OREO) expenses	52	—	33,364	—	33,416
Other operating expenses	(56,173)	46	128,181	(1,622)	70,432
Amortization of intangibles	—	—	9,308	—	9,308
Goodwill impairment charge	—	—	3,801	—	3,801

Total operating expenses	(4,487)	138	941,084	(1,971)	934,764

Income (loss) before income tax and equity in earnings of subsidiaries	55,801	(10,682)	333,821	(77,594)	301,346
Income tax expense (benefit)	1	(3,739)	84,080	208	80,550

Income (loss) before equity in earnings of subsidiaries	55,800	(6,943)	249,741	(77,802)	220,796
Equity in undistributed earnings of subsidiaries	164,996	30,289	—	(195,285)	—

Net Income	$220,796	$23,346	$249,741	$(273,087)	$220,796

Comprehensive income, net of tax	$320,387	$47,064	$350,689	$(397,753)	$320,387

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$209,835	$9,987	$235,277	$(245,264)	$209,835

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(51,310)	(13,947)	—	65,257	—
Provision for loan losses	309	—	253,627	—	253,936
Amortization of intangibles	—	—	7,034	—	7,034
Depreciation and amortization of premises and equipment	480	—	35,486	—	35,966
Net accretion of discounts and amortization of premiums and deferred fees	1,565	—	(18,936)	—	(17,371)
Impairment losses on long-lived assets	—	—	11,286	—	11,286
Other-than-temporary impairment on investment securities	—	—	8,299	—	8,299
Fair value adjustments on mortgage servicing rights	—	—	24,262	—	24,262
FDIC loss-share expense	—	—	12,680	—	12,680
Adjustments (expense) to indemnity reserves on loans sold	—	—	11,302	—	11,302
Earnings from investments under the equity method	(10,728)	(1,256)	(15,366)	—	(27,350)
Deferred income tax (benefit) expense	—	(2,132)	32,389	214	30,471
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(17)	—	5,035	—	5,018
Sale and valuation adjustments of investment securities	—	21	(305)	—	(284)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(16,455)	—	(16,455)
Sale of foreclosed assets, including write-downs	42	—	19,186	—	19,228
Acquisitions of loans held-for-sale	—	—	(204,813)	—	(204,813)
Proceeds from sale of loans held-for-sale	—	—	68,326	—	68,326
Net originations on loans held-for-sale	—	—	(283,709)	—	(283,709)
Net (increase) decrease in:
Trading securities	(961)	—	499,826	(25)	498,840
Accrued income receivable	(115)	107	(8,274)	(15)	(8,297)
Other assets	1,331	45	(3,115)	15,193	13,454
Net (decrease) increase in:
Interest payable	(7,875)	(2,685)	1,246	15	(9,299)
Pension and other postretirement benefits obligations	—	—	(13,760)	—	(13,760)
Other liabilities	2,115	(760)	22,742	(8,919)	15,178

Total adjustments	(65,164)	(20,607)	447,993	71,720	433,942

Net cash provided by (used in) operating activities	144,671	(10,620)	683,270	(173,544)	643,777

Cash flows from investing activities:
Net decrease (increase) in money market investments	13,651	10,491	(2,596,111)	(26,025)	(2,597,994)
Purchases of investment securities:
Available-for-sale	—	—	(2,356,389)	—	(2,356,389)
Other	—	—	(23,822)	—	(23,822)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,225,915	—	1,225,915
Held-to-maturity	—	—	6,229	—	6,229
Proceeds from sale of investment securities:
Available for sale	—	—	14,888	—	14,888
Other	—	—	17,675	—	17,675
Net repayments (disbursements) on loans	172	—	(77,572)	—	(77,400)
Proceeds from sale of loans	—	—	38,279	(37,864)	415
Acquisition of loan portfolios	(31,909)	—	(454,076)	37,864	(448,121)
Acquisition of trademark	(5,560)	—	5,560	—	—
Net payments from FDIC under loss-sharing agreements	—	—	(11,520)	—	(11,520)
Return of capital from equity method investments	500	—	8,056	—	8,556
Capital contribution to subsidiary	(5,955)	—	5,955	—	—
Return of capital from wholly-owned subsidiaries	22,400	10,400	40	(32,840)	—
Acquisition of premises and equipment	(594)	—	(39,564)	—	(40,158)
Proceeds from sale of:
Premises and equipment and other productive assets	21	—	6,961	—	6,982
Foreclosed assets	39	—	85,666	—	85,705

Net cash (used in) provided by investing activities	(7,235)	20,891	(4,143,830)	(58,865)	(4,189,039)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	3,721,882	29,485	3,751,367
Assets sold under agreements to repurchase	—	—	(105,020)	—	(105,020)
Other short-term borrowings	—	—	239,398	—	239,398
Payments of notes payable	—	—	(89,375)	—	(89,375)
Proceeds from issuance of notes payable	—	—	45,000	—	45,000
Proceeds from issuance of common stock	5,515	—	—	—	5,515
Dividends paid to parent company	—	—	(179,500)	179,500	—
Dividends paid	(69,162)	—	—	—	(69,162)
Net payments for repurchase of common stock	(75,661)	—	(1)	—	(75,662)
Return of capital to parent company	—	(10,400)	10,400	—	—
Capital contribution from parent	—	—	5,955	(5,955)	—
Payments related to tax withholding for share-based compensation	(1,756)	—	(32,840)	32,840	(1,756)

Net cash (used in) provided by financing activities	(141,064)	(10,400)	3,615,899	235,870	3,700,305

Net (decrease) increase in cash and due from banks	(3,628)	(129)	155,339	3,461	155,043
Cash and due from banks at beginning of period	47,783	591	362,101	(48,081)	362,394

Cash and due from banks at end of period	$44,155	$462	$517,440	$(44,620)	$517,437

During the nine months ended September 30, 2017 there have not been any cash flows associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2016
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$220,796	$23,346	$249,741	$(273,087)	$220,796

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(164,996)	(30,289)	—	195,285	—
Provision (reversal) for loan losses	(36)	—	128,687	—	128,651
Goodwill impairment losses	—	—	3,801	—	3,801
Amortization of intangibles	—	—	9,308	—	9,308
Depreciation and amortization of premises and equipment	497	—	34,228	—	34,725
Net accretion of discounts and amortization of premiums and deferred fees	1,565	21	(38,339)	—	(36,753)
Other-than-temporary impairment on investment securities	—	—	209	—	209
Fair value adjustments on mortgage servicing rights	—	—	18,879	—	18,879
FDIC loss-share expense	—	—	77,445	—	77,445
Adjustments (expense) to indemnity reserves on loans sold	—	—	14,234	—	14,234
(Earnings) losses from investments under the equity method	(9,070)	2,787	(17,529)	—	(23,812)
Deferred income tax expense (benefit)	1	(3,739)	65,448	208	61,918
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(1)	—	3,604	—	3,603
Sale and valuation adjustments of investment securities	(1,767)	—	(165)	—	(1,932)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(32,982)	—	(32,982)
Sale of foreclosed assets, including write-downs	52	—	13,108	—	13,160
Acquisitions of loans held-for-sale	—	—	(223,189)	—	(223,189)
Proceeds from sale of loans held-for-sale	—	—	58,003	—	58,003
Net originations on loans held-for-sale	—	—	(365,353)	—	(365,353)
Net (increase) decrease in:
Trading securities	(475)	—	578,487	121	578,133
Accrued income receivable	(6)	80	4,459	10	4,543
Other assets	2,304	(26)	(26,170)	(4,309)	(28,201)
Net (decrease) increase in:
Interest payable	(7,875)	(2,685)	(983)	(10)	(11,553)
Pension and other postretirement benefits obligations	—	—	(56,537)	—	(56,537)
Other liabilities	(5,724)	(543)	(2,801)	3,776	(5,292)

Total adjustments	(185,531)	(34,394)	245,852	195,081	221,008

Net cash provided by (used in) operating activities	35,265	(11,048)	495,593	(78,006)	441,804

Cash flows from investing activities:
Net (increase) decrease in money market investments	(22,111)	10,835	(1,785,091)	12,965	(1,783,402)
Purchases of investment securities:
Available-for-sale	—	—	(2,408,514)	—	(2,408,514)
Other	—	—	(14,017)	—	(14,017)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	951,447	—	951,447
Held-to-maturity	—	—	4,182	—	4,182
Other	—	—	11,051	—	11,051
Proceeds from sale of investment securities:
Available for sale	278	—	1,278	—	1,556
Other	1,583	—	6,423	—	8,006
Net repayments (disbursements) on loans	25	—	(93,379)	—	(93,354)

Proceeds from sale of loans	—	—	134,114	—	134,114
Acquisition of loan portfolios	—	—	(355,507)	—	(355,507)
Net payments from FDIC under loss-sharing agreements	—	—	95,407	—	95,407
Return of capital from equity method investments	118	206	—	—	324
Return of capital from wholly-owned subsidiaries	14,000	—	—	(14,000)	—
Acquisition of premises and equipment	(794)	—	(77,503)	—	(78,297)
Proceeds from sale of:
Premises and equipment and other productive assets	56	—	5,463	—	5,519
Foreclosed assets	434	—	54,166	—	54,600

Net cash (used in) provided by investing activities	(6,411)	11,041	(3,470,480)	(1,035)	(3,466,885)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	3,116,067	3,607	3,119,674
Federal funds purchased and assets sold under agreements to repurchase	—	—	3,106	—	3,106
Payments of notes payable	—	—	(230,608)	—	(230,608)
Proceeds from issuance of notes payable	—	—	165,047	—	165,047
Proceeds from issuance of common stock	5,718	—	—	—	5,718
Dividends paid to parent company	—	—	(78,100)	78,100	—
Dividends paid	(49,438)	—	—	—	(49,438)
Net payments for repurchase of common stock	(1,453)	—	(1)	(93)	(1,547)
Return of capital to parent company	—	—	(14,000)	14,000	—

Net cash (used in) provided by financing activities	(45,173)	—	2,961,511	95,614	3,011,952

Net decrease in cash and due from banks	(16,319)	(7)	(13,376)	16,573	(13,129)
Cash and due from banks at beginning of period	24,298	600	363,620	(24,844)	363,674

Cash and due from banks at end of period	$7,979	$593	$350,244	$(8,271)	$350,545

During the nine months ended September 30, 2017 there have not been any cash flows associated with discontinued operations.

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. The Corporation’s mortgage origination business is conducted under the brand name Popular Mortgage, a division of BPPR. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”). The BPNA franchise operates under the name Popular Community Bank (“PCB”). BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, New Jersey and Southern Florida. Note 34 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. As of September 30, 2017, the Corporation had a 16.10% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended September 30, 2017, the Corporation recorded $ 1.6 million in earnings from its investment in EVERTEC, which had a carrying amount of $ 46 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended September 30, 2017, the Corporation recorded $5.5 million in earnings from its investment in BHD Leon, which had a carrying amount of $129 million, as of the end of the quarter.

HURRICANES IRMA AND MARIA

During September 2017, Hurricanes Irma and Maria (the “hurricanes”), impacted Puerto Rico, the U.S. and British Virgin Islands, causing extensive damage and disrupting the markets in which Banco Popular de Puerto Rico (“BPPR”) does business.

On September 6, 2017, Hurricane Irma made landfall in the USVI and the BVI as a Category 5 hurricane on the Saffir-Simpson scale, causing catastrophic wind and water damage to the islands’ infrastructure, homes and businesses. Hurricane Irma’s winds and resulting flooding also impacted certain municipalities of Puerto Rico, causing the failure of electricity infrastructure in a significant portion of the island. While hurricane Irma also struck Popular’s operations in Florida, neither our operations nor those of our clients in the region were materially impacted.

Two weeks later, on September 20, 2017, Hurricane Maria, made landfall in Puerto Rico as a Category 4 hurricane, causing extensive destruction and flooding throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electrical power, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed and the government imposed a mandatory curfew. The hurricanes caused a significant disruption to the island’s economic activity. Most business establishments, including retailers and wholesalers, financial institutions, manufacturing facilities and hotels, were closed for several days.

Puerto Rico and the USVI were declared disaster zones by President Trump due to the impact of the hurricanes, thus making them eligible for Federal assistance. Notwithstanding the significant recovery operation that is underway by the Federal, state and local governments, as of the date of this report, most businesses and homes in Puerto Rico and the USVI remain without power, other basic utility and infrastructure remains significantly impacted, and many businesses are partially operating or remain closed. Electronic transactions, a significant source of revenue for the bank, have also declined significantly as a result of the lack of power and telecommunication services. Several reports indicate that the hurricanes have also accelerated the outmigration trends that Puerto Rico was experiencing, with many residents moving to the mainland United States, either on a temporary or permanent basis.

While it is too early to assess and quantify the full extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity, the damages are substantial and have, at least in the short-term, had a material adverse impact on economic activity, as reflected by, among other things, the slowdown in production and sales activity and the reduction in the government’s tax revenues. Employment levels are also expected to decrease at least in the short-term. The speed at which the government is able to restore power and other basic services throughout Puerto Rico, which we are not able to predict, will be a critical variable in determining the extent of the impact on economic activity. Furthermore, the hurricanes severely damaged or destroyed buildings, homes and other structures, impacting the value of such properties, some of which may serve as collateral to our loans. While our collateral is generally insured, the value of such insured structures, as well as other structures unaffected by the hurricanes, may be significantly impacted. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes.

Prior to the hurricanes, the Corporation had implemented its business continuity action program. Although the Corporation’s business critical systems experienced minimal outages as a result of the storms, the Corporation’s physical operations in Puerto Rico, the USVI and the BVI, including its branch and ATM networks, were materially disrupted by the storms mostly due to lack of electricity and communication as well as limited accessibility. As of November 7, 2017, 85% of BPPR’s bank branches were open and 69% of ATMs were operating. Reconstruction of the island’s electric infrastructure and restoration of the telecommunications network remain the most critical challenges for Puerto Rico’s recovery from the hurricanes.

After the hurricanes, Popular has worked diligently to provide service to the Puerto Rico and Virgin Islands markets, including reopening retail locations and providing assistance to the communities it serves. A priority for Popular has been to maintain cash in its branches and ATM’s and to mobilize its workforce to ensure continuity of service to its customers and that of other financial institutions. Popular has implemented several initiatives to provide assistance to individuals and businesses impacted by the hurricanes. Actions taken by Popular, directly or through its affiliated P.R. and U.S.-based foundations, include:

Payment Moratoriums. Payment moratoriums for eligible customers of up to three months in mortgage, consumer, auto and commercial loans, subject to certain terms and conditions.

Fee Waivers. The waiver of certain fees and service charges, including late-payment charges and ATM transaction fees in hurricane-affected areas.

Employee Relief. Popular increased the Employee Relief Fund to $750,000 to assist affected employees. Popular also assisted employees by providing means to obtain water, food and other supplies, child care services, orientation on how to submit claims to the Federal Emergency Management Agency (“FEMA”) and other special offers.

Other Charitable Initiatives. The Corporation’s philanthropic arms, Fundación Banco Popular and the Popular Community Bank Foundation, launched relief efforts for the victims of hurricane Irma and Maria, through the “Embracing Puerto Rico” and “Embracing the Islands” campaigns, to which Popular has donated $1.1 million. As needs unfold, the Foundations are expected to direct funding to address immediate and long-term needs arising from the impact of the hurricanes. Popular also contributed to “Unidos por Puerto Rico”, a fundraising campaign spearheaded by Puerto Rico’s First Lady and was one of two sponsors of the “Somos Una Voz” concert that has raised over $35 million for earthquake victims in Mexico and hurricane victims in Texas, Florida, Puerto Rico and the Caribbean. Fundación Banco Popular is leveraging the relationships it has developed with non-profit organizations and community leaders throughout its almost 40-year history, delivering assistance directly to those who need it most.

Financial impact of the hurricanes

During the third quarter of 2017, the Corporation recorded $79.4 million in pre-tax hurricane-related expenses, including an incremental provision for loan losses of $69.9 million. These amounts are net of amounts receivable for related insurance claims of $7.5 million related to physical damages to the Corporation’s premises, equipment and other real estate owned (“OREO”).

In addition to the incremental provision and direct operating expenses, results for the three months ended September 30, 2017 were impacted by the hurricanes in the form of a reduction in revenue resulting from reduced merchant transaction activity, the waiver of certain late fees and service charges, including ATM transaction fees, to businesses and consumers in hurricane-affected areas, as well as the economic and operational disruption in the Corporation’s mortgage origination, servicing and loss mitigation activities due to the hurricanes’ operational and economic impact. These revenue captions reflect approximately $11 million in lower income when compared to the previous quarter, primarily driven by the disruption in our operations over the last 10 days of the quarter.

The impact on transactional and collection based revenues has continued into the fourth quarter and the amount will depend on the speed at which electricity, telecommunications and general merchant services can be restored across the region.

Hurricanes impact on loan delinquencies

As noted in Note 8 to the accompanying Financial Statements, due to the disruptions caused by Hurricanes Irma and Maria, the Corporation’s payment channels, collection efforts and loss mitigation operations were interrupted and mainly unavailable for the last 10 days of the quarter. This disruption contributed to an increase in the level of loan delinquencies as of September 30, 2017, as detailed in following schedule:

Puerto Rico
September 30, 2017
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial and construction	$69,175	$20,641	$184,935	$274,751	$6,982,565	$7,257,316
Mortgage	583,383	221,646	856,307	1,661,336	4,154,169	5,815,505
Consumer	99,899	44,579	72,355	216,833	3,828,418	4,045,251

Total	$752,457	$286,866	$1,113,597	$2,152,920	$14,965,152	$17,118,072

June 30, 2017
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial and construction	$102,701	$21,394	$190,033	$314,128	$6,938,862	$7,252,990
Mortgage	307,222	151,129	743,059	1,201,410	4,616,873	5,818,283
Consumer	65,064	24,077	68,689	157,830	3,847,562	4,005,392

Total	$474,987	$196,600	$1,001,781	$1,673,368	$15,403,297	$17,076,665

December 31, 2016
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial and construction	$130,959	$12,437	$198,911	$342,307	$6,945,468	$7,287,775
Mortgage	289,635	136,558	801,251	1,227,444	4,689,056	5,916,500
Consumer	64,113	25,602	74,289	164,004	3,800,145	3,964,149

Total	$484,707	$174,597	$1,074,451	$1,733,755	$15,434,669	$17,168,424

The disruption in payment channels, particularly our branch network, contributed to the spike in mortgage loans past due 30-89 days. Traditionally, one third of mortgage loan payments are made by our clients directly at our branches, many of which were unavailable for the last 10 days of the quarter. While the aggregate unpaid principal balance of mortgage loans past due 30-89 days increased by approximately $346.7 million at September 30, 2017 when compared to June 30, 2017, borrowers of loans with an aggregate approximate unpaid principal balance of $304.2 million, recorded as 30-89 past due at September 30, 2017, returned to current status as of the end of October. These borrowers made their September loan payments during the month of October and either also made their scheduled October payment or benefited from the loan payment moratorium extended by Popular.

We expect the hurricanes to continue to impact the Corporation’s earnings for the quarter ending December 31, 2017 and future periods. For additional information of the financial impact associated with the hurricanes, refer to Note 2 to the accompanying Financial Statements. Also, refer to the Net Interest Income, Non-Interest Income, Operating Expenses and Credit Quality sections in this MD&A for additional discussions of the impact of the hurricanes in the Corporation’s financial statements.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and nine months ended September 30, 2017 and 2016.

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

For the quarter and nine months ended September 30, 2017, there were no adjustments identified by management to arrive at an Adjusted net income presentation. Refer to Tables 36 and 37 for a reconciliation of the reported results to the Adjusted net income for the quarter and nine months ended September 30, 2016.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarter and nine months ended September 30, 2017 as compared with the same period in 2016, segregated by major categories of interest earning assets and interest-bearing liabilities.

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

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended September 30, 2017

•	For the quarter ended September 30, 2017, the Corporation recorded net income of $ 20.7 million, compared to net income of $ 46.8 million for the same quarter of the previous year. The results for the quarter reflect the estimated impact of the hurricanes, which includes pre-tax expenses of $79.4 million, as discussed above.

•	Net interest income was $378.2 million for the third quarter of 2017, an increase of $24.5 million when compared with the same quarter of 2016. Taxable equivalent net interest income was $406.6 million for the third quarter of 2017, an increase of $31.2 million when compared to $375.4 million for the same quarter of 2016. The increase in net interest income was mostly due to higher volume of money market and investment securities, higher income from commercial loans, offset by lower income from mortgage loans, the Westernbank portfolio and higher deposit costs. Net interest margin for the third quarter of 2017 was 3.96%, a decrease of 16 basis points when compared to 4.12% for the same quarter of the previous year due mainly to changes in the asset mix.. Net Interest margin, on a taxable equivalent basis, for the third quarter of 2017 was 4.26%, a decrease of 11 basis points when compared to 4.37% for the same quarter of 2016. Refer to the Net Interest Income section of this MD&A for additional information.

•	The total provision for loan losses was $160.8 million, an increase of $117.4 million, compared to the same quarter of 2016, mainly related to the $69.9 million incremental provision related to the hurricanes impact and a provision of $37.0 million on the U.S. segment for the taxi medallion portfolio.

•	Non-performing assets, excluding covered loans and OREO, increased by $24 million from December 31, 2016, mostly related to higher P.R. mortgage non-performing loans (“NPLs”) of $20 million, affected by disruptions to payment channels, collections and loss mitigation efforts related to the hurricanes. Refer to the Provision for Loan Losses and Credit Risk section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, allowance for loan losses and selected loan losses statistics.

•	Non-interest income increased by $24.4 million mainly due to a favorable variance in the FDIC loss share of $57.8 million mainly as a result of a $54.9 million charge related to the arbitration award recorded during the third quarter of 2016, partially offset by lower other service fees and mortgage banking activities, impacted by the business disruption caused by the hurricanes, lower gain on sale of loans and lower income from equity method investments.

•	Operating expenses decreased by $6.6 million mostly due to lower personnel costs, professional fees mainly related to legal expenses and the $3.8 million goodwill impairment charge recorded in Popular Securities in the third quarter of 2016, partially offset by higher business promotions and the write downs of premises, equipment and OREOs associated with Hurricane Maria.

•	For the third quarter of 2017, the Corporation recorded an income tax benefit of $20.0 million, reflecting the losses associated with the hurricanes and the benefit associated with exempt income, compared to an income tax expense of $15.8 million for the same quarter of the previous year.

•	Total assets at September 30, 2017 amounted to $42.6 billion, compared to $38.7 billion, at December 31, 2016. The increase of approximately $3.9 billion was mainly at BPPR due to higher money market investments and securities available-for-sale due to higher liquidity driven by an increase in deposits balances, mainly from the Puerto Rico government.

•	Total deposits at September 30, 2017 increased by $3.8 billion when compared to deposits at December 31, 2016, mainly due to an increase in deposits from the Puerto Rico public sector.

•	Stockholders’ equity totaled $5.3 billion at September 30, 2017 and $5.2 billion at December 31, 2016, an increase of $87.5 million. Such increase was due to the Corporation’s net income of $209.8 million and a decrease in accumulated other comprehensive loss by $29.0 million, partially offset by the declaration of dividends of $ 76.6 million on common stock ($0.25 per share) and $ 2.8 million on preferred stock and the impact of the common stock repurchase plan of $75 million completed during the first quarter of 2017. Refer to the Financial Condition Analysis section of this MD&A for additional information.

•	Capital ratios continued to be strong. As of September 30, 2017, the Corporation’s Common equity Tier 1 Capital ratio was 16.63%, while the Total Capital ratio was 19.62%. Refer to Table 14 for capital ratios.

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

Hurricanes Irma and Maria have had and continue to have an impact on the people and communities in which the Corporation does business. The Corporation will continue to monitor the effects of these hurricanes on its operations and clients. Popular, as the leading financial institution in Puerto Rico, is committed to partnering with our neighbors and communities to aid in the rebuilding process.

The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. Also, competition with other financial institutions could adversely affect its profitability.

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2016 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider. Also, refer to Item 1A—Risk Factors, of this Form 10-Q for additional information.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1—Financial Highlights

Financial Condition Highlights

	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2017	December 31, 2016	Variance	September 30, 2017	September 30, 2016	Variance
Money market investments	$5,488,212	$2,890,217	$2,597,995	$4,131,750	$2,911,043	$1,220,707
Investment and trading securities	9,374,355	8,535,530	838,825	9,517,128	7,224,704	2,292,424
Loans	23,767,168	23,435,446	331,722	23,403,999	23,057,383	346,616
Earning assets	38,629,735	34,861,193	3,768,542	37,052,877	33,193,130	3,859,747
Total assets	42,601,267	38,661,609	3,939,658	40,781,408	37,119,732	3,661,676
Deposits	34,248,936	30,496,224	3,752,712	32,602,038	28,534,115	4,067,923
Borrowings	2,147,064	2,055,477	91,587	1,981,012	2,382,051	(401,039)
Stockholders’ equity	5,285,431	5,197,957	87,474	5,333,137	5,259,959	73,178
Liabilities from discontinued operations	—	—	—	—	1,815	(1,815)

Operating Highlights
	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2017	2016	Variance	2017	2016	Variance
Net interest income	$378,171	$353,687	$24,484	$1,114,748	$1,066,650	$48,098
Provision for loan losses - non-covered loans	157,659	42,594	115,065	249,681	130,202	119,479
Provision (reversal) for loan losses - covered loans	3,100	750	2,350	4,255	(1,551)	5,806
Non-interest income	100,374	75,978	24,396	333,036	298,111	34,925
Operating expenses	317,088	323,672	(6,584)	935,241	934,764	477

Income before income tax	698	62,649	(61,951)	258,607	301,346	(42,739)
Income tax (benefit) expense	(19,966)	15,839	(35,805)	48,772	80,550	(31,778)

Net income	$20,664	$46,810	$(26,146)	$209,835	$220,796	$(10,961)

Net income applicable to common stock	$19,734	$45,880	$(26,146)	$207,043	$218,004	$(10,961)

Net income per Common Share – Basic	$0.19	$0.44	$(0.25)	$2.03	$2.11	$(0.08)

Net income per Common Share – Diluted	$0.19	$0.44	$(0.25)	$2.03	$2.11	$(0.08)

Dividends declared per common share – Basic	$0.25	$0.15	$0.10	$0.75	$0.45	$0.30

	Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information	2017	2016	2017	2016
Common Stock Data
Market price
High	$43.12	$39.74	$45.75	$39.74
Low	35.27	28.00	35.27	22.62
End	35.94	38.22	35.94	38.22
Book value per common share at period end	51.31	51.85	51.31	51.85

Profitability Ratios
Return on assets	0.20%	0.49%	0.69%	0.79%
Return on common equity	1.47	3.46	5.24	5.59
Net interest spread	3.75	3.90	3.81	4.06
Net interest spread (taxable equivalent) - Non-GAAP	4.05	4.15	4.10	4.32
Net interest margin	3.96	4.12	4.02	4.29
Net interest margin (taxable equivalent) - Non-GAAP	4.26	4.37	4.31	4.55

Capitalization Ratios
Average equity to average assets	12.92%	13.98%	13.08%	14.17%
Common equity Tier 1 capital	16.63	16.64	16.63	16.64
Tier I capital	16.63	16.64	16.63	16.64
Total capital	19.62	19.65	19.62	19.65
Tier 1 leverage	10.29	11.21	10.29	11.21

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

During the third quarter of 2017, the Corporation performed the annual goodwill impairment evaluation for the entire organization using July 31, 2017 as the annual evaluation date and determined that there was no indication of impairment on recorded goodwill. For additional information on the results of the goodwill impairment analysis, refer to Note 15.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $378.2 million for the third quarter of 2017, an increase of $24.5 million when compared to $353.7 million for the same quarter of 2016. Taxable equivalent net interest income was $406.6 million for the third quarter of 2017, an increase of $31.2 million when compared to $375.4 million for the same quarter of 2016. Net interest margin for the third quarter of 2017 was 3.96%, a decrease of 16 basis points when compared to 4.12% for the same quarter of the previous year. Net Interest margin, on a taxable equivalent basis, for the third quarter of 2017 was 4.26%, a decrease of 11 basis points when compared to 4.37% for the same quarter of 2016. The decrease in net interest margin is mostly related to the change in asset mix, due to a higher proportion of money market, investment and trading securities to total earning assets (38% this quarter versus 33% in the third quarter of 2016) as compared to the proportion of loans to earning assets which carry a higher yield. The main reasons for the increase in net interest income are described below:

Positive variances:

•	Higher interest income from money market investments due to both an increase in volume of funds available to invest, related to an increase in Puerto Rico government deposits, and to recent increases in rates by the U.S. Federal Reserve. Average rate of such portfolios for the quarter increased 76 basis points when compared to the same period in 2016;

•	Higher interest income from investment securities mainly due to higher volumes, particularly on U.S. Treasuries and mortgage-backed securities related to recent purchases;

•	Higher income from commercial and construction loans, driven by higher volume of loans in the U.S. and improved yields in Puerto Rico mostly associated to the impact on the variable rate portfolio of the above- mentioned rise in rates by the U.S. Federal Reserve.

Negative variances:

•	Lower interest income from mortgage loans due to lower average balances resulting from lower lending activity and portfolio run-off in P.R. and the U.S. and lower yields impacted by loan delinquencies as a result of the business disruption from Hurricanes Irma and Maria;

•	Lower interest income from loans acquired in the Westernbank FDIC-assisted transaction (“WB Loans”) related to the normal portfolio run-off, as well as lower yields; and

•	Higher interest expense on deposits mainly due to higher volumes in most categories, predominantly the increase in deposits from the Puerto Rico government and higher volumes in the U.S. to fund loan growth. These increases were partially offset by a lower average volume of brokered certificates of deposits.

Interest income for the quarter ended September 30, 2017 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $4.7 million, compared to $5.1 million for the same period in 2016.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2017	2016	Variance	2017	2016	Variance		2017	2016	Variance	Rate	Volume
(In millions)							(In thousands)
$4,866	$3,537	$1,329	1.27%	0.51%	0.76%	Money market investments	$15,529	$4,567	$10,962	$8,857	$2,105
9,536	7,494	2,042	2.74	2.68	0.06	Investment securities	65,331	50,165	15,166	2,891	12,275
81	128	(47)	7.43	5.85	1.58	Trading securities	1,521	1,876	(355)	433	(788)

14,483	11,159	3,324	2.27	2.03	0.24	Total money market, investment and trading securities	82,381	56,608	25,773	12,181	13,592

						Loans:
10,065	9,269	796	5.26	5.05	0.21	Commercial	133,354	117,762	15,592	5,181	10,411
826	739	87	5.77	5.44	0.33	Construction	12,003	10,115	1,888	657	1,231
750	669	81	6.37	6.72	(0.35)	Leasing	11,944	11,240	704	(602)	1,306
6,444	6,637	(193)	5.53	5.56	(0.03)	Mortgage	89,160	92,169	(3,009)	(347)	(2,662)
3,782	3,847	(65)	10.44	10.37	0.07	Consumer	99,527	100,268	(741)	189	(930)

21,867	21,161	706	6.29	6.24	0.05	Sub-total loans	345,988	331,554	14,434	5,078	9,356
1,681	1,881	(200)	8.50	8.65	(0.15)	WB loans	35,939	40,867	(4,928)	(809)	(4,119)

23,548	23,042	506	6.45	6.44	0.01	Total loans	381,927	372,421	9,506	4,269	5,237

$38,031	$34,201	$3,830	4.86%	5.00%	(0.14)%	Total earning assets	$464,308	$429,029	$35,279	$16,450	$18,829

						Interest bearing deposits:
$10,465	$7,326	$3,139	0.39%	0.38%	0.01%	NOW and money market [1]	$10,278	$7,014	$3,264	$650	$2,614
8,260	7,550	710	0.24	0.24	—	Savings	5,025	4,613	412	(93)	505
7,543	7,859	(316)	1.14	1.05	0.09	Time deposits	21,756	20,735	1,021	1,744	(723)

26,268	22,735	3,533	0.56	0.57	(0.01)	Total deposits	37,059	32,362	4,697	2,301	2,396

431	818	(387)	1.40	1.04	0.36	Short-term borrowings	1,523	2,131	(608)	607	(1,215)
1,551	1,580	(29)	4.94	4.85	0.09	Other medium and long-term debt	19,130	19,118	12	47	(35)

28,250	25,133	3,117	0.81	0.85	(0.04)	Total interest bearing liabilities	57,712	53,611	4,101	2,955	1,146

7,235	6,676	559				Demand deposits
2,546	2,392	154				Other sources of funds

$38,031	$34,201	$3,830	0.60%	0.63%	(0.03)%	Total source of funds	57,712	53,611	4,101	2,955	1,146

			4.26%	4.37%	(0.11)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	406,596	375,418	31,178	$13,495	$17,683

			4.05%	4.15%	(0.10)%	Net interest spread Taxable equivalent adjustment	28,425	21,731	6,694

			3.96%	4.12%	(0.16)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$378,171	$353,687	$24,484

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income for the nine months ended September 30, 2017 was $1.1 billion, an increase of $48 million from the same period in 2016. Taxable equivalent net interest income was $1.2 billion for the nine months ended September 30, 2017, an increase of $64.0 million when compared to the same period of 2016. The increase of $16 million on the taxable equivalent adjustment for the period is related to a higher volume of exempt investment securities in the Puerto Rico portfolio. Net interest margin was 4.02%, a decrease of 27 basis points when compared to 4.29% for the same period in 2016. Net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2017 was 4.31%, a decrease of 24 basis points when compared to the 4.55% for the same period of 2016. The variances in net interest income for the nine-month period are similar to the quarterly variances described above: positive variances in earning assets due to higher volume of investment securities and money markets and continued growth in the commercial portfolio in the U.S. and the leasing portfolio in Puerto Rico. The negative variances were due to lower volumes from WB loans, mortgage and consumer loans due to lower lending activity and the amortization of the portfolios, and the increase in interest expense on deposits due to higher volumes to fund the loan growth in the U.S. and the increase in Puerto Rico government deposits.

Interest income for the nine months ended September 30, 2017 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $16.9 million, compared to $13.3 million for the same period in 2016.

Table 3—Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Nine months ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2017	2016	Variance	2017	2016	Variance		2017	2016	Variance	Rate	Volume
(In millions)							(In thousands)
$4,132	$2,911	$1,221	1.08%	0.52%	0.56%	Money market investments	$33,234	$11,320	$21,914	$16,110	$5,804
9,422	7,096	2,326	2.73	2.76	(0.03)	Investment securities	192,551	146,943	45,608	2,281	43,327
95	129	(34)	7.36	6.69	0.67	Trading securities	5,230	6,463	(1,233)	596	(1,829)

13,649	10,136	3,513	2.26	2.17	0.09	Total money market, investment and trading securities	231,015	164,726	66,289	18,987	47,302

						Loans:
9,863	9,126	737	5.20	5.08	0.12	Commercial	383,246	346,778	36,468	7,972	28,496
819	722	97	5.57	5.39	0.18	Construction	34,154	29,150	5,004	976	4,028
729	650	79	6.46	6.74	(0.28)	Leasing	35,317	32,866	2,451	(1,391)	3,842
6,522	6,736	(214)	5.58	5.53	0.05	Mortgage	272,881	279,209	(6,328)	2,611	(8,939)
3,728	3,839	(111)	10.51	10.45	0.06	Consumer	293,079	300,416	(7,337)	(586)	(6,751)

21,661	21,073	588	6.28	6.26	0.02	Sub-total loans	1,018,677	988,419	30,258	9,582	20,676
1,743	1,984	(241)	8.59	9.12	(0.53)	WB loans	112,022	135,565	(23,543)	(7,743)	(15,800)

23,404	23,057	347	6.45	6.51	(0.06)	Total loans	1,130,699	1,123,984	6,715	1,839	4,876

$37,053	$33,193	$3,860	4.91%	5.18%	(0.27)%	Total earning assets	$1,361,714	$1,288,710	$73,004	$20,826	$52,178

						Interest bearing deposits:
$9,647	$6,689	$2,958	0.38%	0.38%	—%	NOW and money market [1]	$27,690	$19,217	$8,473	$1,501	$6,972
8,146	7,438	708	0.24	0.24	—	Savings	14,883	13,307	1,576	225	1,351
7,653	7,928	(275)	1.09	1.02	0.07	Time deposits	62,334	60,311	2,023	4,560	(2,537)

25,446	22,055	3,391	0.55	0.56	(0.01)	Total deposits	104,907	92,835	12,072	6,286	5,786

425	810	(385)	1.17	1.00	0.17	Short-term borrowings	3,734	6,050	(2,316)	743	(3,059)
1,556	1,572	(16)	4.91	4.92	(0.01)	Other medium and long-term debt	57,222	57,993	(771)	(301)	(470)

27,427	24,437	2,990	0.81	0.86	(0.05)	Total interest bearing liabilities	165,863	156,878	8,985	6,728	2,257

7,156	6,484	672				Demand deposits
2,470	2,272	198				Other sources of funds

$37,053	$33,193	$3,860	0.60%	0.63%	(0.03)%	Total source of funds	165,863	156,878	8,985	6,728	2,257

			4.31%	4.55%	(0.24)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,195,851	1,131,832	64,019	$14,098	$49,921

			4.10%	4.32%	(0.22)%	Net interest spread

						Taxable equivalent adjustment	81,102	65,182	15,920

			4.02%	4.29%	(0.27)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,114,749	$1,066,650	$48,099

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

Damages associated with Hurricanes Irma and Maria impacted certain of the Corporation’s asset quality measures, including higher delinquencies and non-performing loans. Payment channels, collection efforts and loss mitigation operations were interrupted during the last month of the quarter as a result of the hurricanes. An incremental provision expense of $69.9 million was made to the allowance for loan losses based on management’s best estimate of the impact of the hurricanes on the Corporation’s loan portfolios as of September 30, 2017, and the ability of borrowers to repay their loans, taking into consideration currently available information and the already challenging economic environment in Puerto Rico prior to the hurricanes.

Management has initially estimated that the effects of the hurricanes could result in loan losses in the range of $70 to $160 million. However, since the Corporation’s base allowance for loan losses already incorporated reserves for environmental factors such as unemployment and deterioration in economic activity of approximately $57.9 million, management increased the environmental factors reserve by $64.3 million to $122.2 million using the near mid-range of the loan loss estimates as the best estimate. The $69.9 million provision also includes $5.6 million for the portfolio of purchased credit impaired loans, accounted for under ASC 310-30, for which the estimated cash flows were adjusted to reflect the three-month payment moratoriums offered to certain eligible borrowers, as discussed above. Since there is significant uncertainty with respect to the full extent of the impact due to the unprecedented nature of Hurricane María, the estimate is judgmental and subject to change as conditions evolve. Management will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality and the assessment and review could result in further loan loss provisions in future periods.

The Corporation’s total provision for loan losses was $160.8 million for the quarter ended September 30, 2017, compared to $43.3 million for the quarter ended September 30, 2016, an increase of $117.5 million, mainly related to the $69.9 million hurricanes impact and a provision of $37.0 million on the U.S. segment for the taxi medallion portfolio.

The provision for loan losses for the non-covered loan portfolio totaled $157.7 million, compared to $42.6 million for the same quarter in 2016, an increase of $115.1 million, mostly related to the same factors previously described. The incremental provision related to the hurricanes for the non-covered loans amounted to $66.4 million. Also, total non-covered net charge-offs increased by $17.9 million when compared with the same quarter in 2016, mainly in the mortgage and consumer portfolios at BPPR.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment totaled $115.1 million, compared to $36.3 million for the same quarter in 2016. The increase was mainly related to the previously described hurricanes impact of $66.4 million. Also, net charge-offs reflected an increase of $12.3 million, driven by higher consumer net charge-offs of $14.4 million, in part due to a $7.1 million recovery in the third quarter of 2016 related to the sale of previously charged-off credit cards and personal loans.

The provision for loan losses for the BPNA segment amounted to $42.5 million, compared to $6.3 million for the same quarter in 2016. The provision increase of $36.2 million was mainly due to a provision of $37.0 million for the taxi medallion portfolio acquired from the FDIC in the Doral Bank transaction, accounted under ASC 310-30. As of September 30, 2017, the taxi medallion portfolio had an unpaid principal balance of $233 million. Net of reserves, the carrying value of this portfolio is $93 million or approximately 40% of its unpaid principal balance, representing less than 1% of the Corporation’s total loan portfolio. This portfolio is mainly concentrated in New York City, which accounts for 95% of the portfolio balance, with an average carrying loan value of $261 thousand per medallion. Credit trends at BPNA continued to be favorable, excluding the taxi medallions portfolio, with low levels of non-performing loans and net charge-offs. Net charge-offs remain stable when compared to the quarter ended September 30, 2016, reflecting a slight increase of $5.5 million.

For the third quarter of 2017, the covered loan portfolio reflected a provision expense of $3.1 million, compared to $750 thousand provision for the same quarter in 2016. This increase was mainly due to adjustments in the estimated cash flows of purchased credit impaired loans accounted for under ASC 310-10 to reflect the three-month payment moratoriums offered to certain eligible borrowers.

For the nine months ended September 30, 2017, the Corporation’s total provision for loan losses totaled $253.9 million, compared with $128.7 million for the same period in 2016, increasing by $125.2 million. For the nine months ended September 30, 2017, the provision for loan losses for the non-covered loan portfolio increased by $119.5 million when compared to the same period of 2016. The provision for the covered portfolio increased by $5.8 million for the nine months ended September 30, 2017, when compared to the same period of 2016. The increase in provision was mostly driven by the hurricanes and the taxi medallion impacts, as previously described.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Non-interest income increased by $24.4 million for the quarter ended September 30, 2017, compared with the same quarter of the previous year. The increase in non-interest income was principally due to:

•	Favorable variance in FDIC loss share expense of $57.8 million as a result of a $54.9 million charge related to the arbitration award recorded during the third quarter of 2016 and lower fair value adjustments to the true-up payment obligation which were mainly impacted by changes in the discount rate. Refer to Table 4 for a breakdown of FDIC loss share expense by major categories.

This increase was partially offset by:

•	Lower other service fees by $5.7 million mainly in credit and debit card fees at BPPR as a result of lower interchange income resulting from lower transaction volumes due to the business disruption in the regions impacted by the hurricanes and lower debit card and credit card fees related to waivers during the month of September as a result of the disaster relief measures for customers implemented in response to Hurricanes Irma and Maria;

•	Lower income from mortgage banking activities by $10.0 million due to lower net gain on sale of loans mostly due to lower volume from securitization transactions in part due to the business disruption caused by the hurricanes; higher unfavorable fair value adjustments on mortgage servicing rights; and lower mortgage servicing fees driven by an increase in delinquency, due to the impact of the hurricanes;

•	Lower net gain on sale of loans by $9.0 million principally due to the sale of a nonaccrual public sector credit during the third quarter of 2016;

•	Unfavorable variance in adjustments to indemnity reserves of $2.0 million, mostly due to an increase in the reserve for credit recourse; and

•	Lower other operating income by $5.3 million mainly due to lower aggregate net earnings from investments under the equity method.

Non-interest income increased by $34.9 million for the nine months ended September 30, 2017, compared with the same period of the previous year. The increase in non-interest income was due to:

•	Favorable variance in adjustments to indemnity reserves of $2.9 million, mostly due to an increase of $2.5 million in the reserve, during the second quarter of 2016, related to the residential mortgage loans bulk sale completed during 2013 by BPPR;

•	Favorable variance in FDIC loss share expense of $64.8 million as a result of the accretion of the indemnification asset, lower mirror accounting on recoveries on covered assets, and a $54.9 million arbitration award charge recorded during the third quarter of 2016, partially offset by a $5.5 million unfavorable adjustment related to commercial restructured loans; and

•	Higher other operating income by $3.6 million due to higher aggregate net earnings from investments under the equity method.

These favorable variances were partially offset by:

•	Lower income from mortgage banking activities by $14.7 million due to lower net gain on sale of loans mostly due to lower volume from securitization transactions and lower mortgage servicing fees driven by an increase in delinquency, and higher unfavorable fair value adjustments on mortgage servicing rights, partially offset by lower realized losses on closed derivative positions;

•	Higher other-than-temporary impairment losses on investment securities by $8.1 million mainly due to the other-than-temporary impairment charge of $8.3 million recorded during the second quarter of 2017 on senior Puerto Rico Sales Tax Financing Corporation (“COFINA”) bonds classified as available-for-sale, which were subsequently sold in the third quarter of 2017; and

•	Lower net gain on sale of loans by $8.7 million principally due to the sale of a nonaccrual public sector credit during the third quarter of 2016.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the Westernbank FDIC-assisted transaction during the quarters and nine months ended September 30, 2017 and 2016.

Table 4—Financial Information—Westernbank FDIC-Assisted Transaction

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Interest income on WB Loans	$35,939	$40,867	$(4,928)	$112,021	$135,566	$(23,545)

FDIC loss-share expense:
Accretion (amortization) of loss-share indemnification asset	567	(1,259)	1,826	(62)	(9,337)	9,275
80% mirror accounting on credit impairment losses (reversal)[1]	(329)	659	(988)	1,945	(959)	2,904
80% mirror accounting on reimbursable expenses	588	853	(265)	2,232	7,038	(4,806)
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(1,601)	(522)	(1,079)	2,832	(5,123)	7,955
Change in true-up payment obligation	(3,208)	(6,611)	3,403	(13,718)	(14,742)	1,024
Arbitration award expense[2]	—	(54,924)	54,924	—	(54,924)	54,924
Other	35	81	(46)	(5,909)	602	(6,511)

Total FDIC loss-share expense	(3,948)	(61,723)	57,775	(12,680)	(77,445)	64,765

Total revenues	31,991	(20,856)	52,847	99,341	58,121	41,220

Provision (reversal of provision) for loan losses	14,751	6,612	8,139	13,835	(1,026)	14,861

Total revenues less provision (reversal of provision) for loan losses	$17,240	$(27,468)	$44,708	$85,506	$59,147	$26,359

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss-sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended September 30,			Nine months ended September 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
WB Loans	$1,681	$1,881	$(200)	$1,743	$1,984	$(241)
FDIC loss-share asset	52	192	(140)	50	212	(162)

Operating Expenses

Operating expenses decreased by $6.6 million for the quarter ended September 30, 2017, compared with the same quarter of the previous year. Refer to Table 5 for a breakdown of operating expenses by major categories. The decrease in operating expenses was driven primarily by:

•	Lower personnel cost by $1.6 million mainly due to lower pension, postretirement and medical insurance;

•	Lower professional fees by $10.5 million mainly due to lower legal fees related to the FDIC arbitration proceedings that were completed in 2016; and

•	A goodwill impairment charge of $3.8 million at the securities subsidiary during 2016, recorded as part of the Corporation’s annual goodwill impairment analysis.

These decreases were partially offset by:

•	Higher business promotion by $2.5 million mainly due to higher donations, which includes $1.1 million in donations to the hurricane relief efforts; and

•	Higher other operating expenses by $6.4 million due to $3.9 million of write-down of premises and equipment related to Hurricanes Irma and Maria and higher credit and debit card processing, volume and interchange expenses mainly due to volume based credits earned during 2016; partially offset by lower operational losses.

Operating expenses increased by $0.5 million for the nine months ended September 30, 2017, when compared to the same period in 2016. The increase in operating expenses was driven primarily by:

•	Higher equipment expense by $2.9 million mainly due to higher software and maintenance expenses;

•	Higher business promotion by $2.6 million due higher donations, which includes $1.1 million in donations to the hurricane relief efforts and higher customer reward program expense;

•	Higher OREO expenses by $7.8 million as a result of higher write-downs on valuation of mortgage properties at BPPR during the second and third quarter of 2017; and

•	Higher other operating expenses by $16.7 million as a result of a write-down of $7.6 million recognized during the first quarter of 2017, related to capitalized software cost for a project that was discontinued by the Corporation; $3.9 million of write-down of premises and equipment and other costs related to Hurricanes Irma and Maria.

These increases were partially offset by:

•	Lower professional fees by $24.4 million mainly due to lower legal fees related to the FDIC arbitration proceedings, which were resolved during 2016, and lower expenses related to programming, processing and other technology services;

•	Lower amortization of intangibles by $2.3 million mainly due to core deposits intangible fully amortized in 2016 at BPPR; and

•	A goodwill impairment charge of $3.8 million at the securities subsidiary during 2016, recorded as part of the Corporation’s annual goodwill impairment analysis.

Table 5—Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	Variance	2017	2016	Variance
Personnel costs:
Salaries	$78,976	$77,770	$1,206	$235,055	$230,860	$4,195
Commissions, incentives and other bonuses	16,879	18,528	(1,649)	55,252	56,279	(1,027)
Pension, postretirement and medical insurance	11,535	13,413	(1,878)	35,369	38,803	(3,434)
Other personnel costs, including payroll taxes	12,246	11,513	733	38,382	39,081	(699)

Total personnel costs	119,636	121,224	(1,588)	364,058	365,023	(965)

Net occupancy expenses	22,254	21,626	628	65,295	63,770	1,525
Equipment expenses	16,457	15,922	535	48,677	45,731	2,946
Other taxes	10,858	11,324	(466)	32,567	31,689	878
Professional fees:
Collections, appraisals and other credit related fees	3,559	4,005	(446)	11,161	13,479	(2,318)
Programming, processing and other technology services	49,717	52,174	(2,457)	149,377	152,270	(2,893)
Legal fees, excluding collections	2,928	11,428	(8,500)	8,538	27,691	(19,153)
Other professional fees	14,568	13,659	909	43,880	43,910	(30)

Total professional fees	70,772	81,266	(10,494)	212,956	237,350	(24,394)

Communications	5,394	5,785	(391)	17,242	18,117	(875)
Business promotion	15,216	12,726	2,490	40,158	37,541	2,617
FDIC deposit insurance	6,271	5,854	417	18,936	18,586	350
Other real estate owned (OREO) expenses	11,724	11,295	429	41,212	33,416	7,796
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	7,375	3,640	3,735	19,348	15,979	3,369
Operational losses	13,222	19,609	(6,387)	27,973	29,416	(1,443)
All other	15,564	6,503	9,061	39,785	25,037	14,748

Total other operating expenses	36,161	29,752	6,409	87,106	70,432	16,674

Amortization of intangibles	2,345	3,097	(752)	7,034	9,308	(2,274)
Goodwill impairment charge	—	3,801	(3,801)	—	3,801	(3,801)

Total operating expenses	$317,088	$323,672	$(6,584)	$935,241	$934,764	$477

INCOME TAXES

For the quarter ended September 30, 2017, the Corporation recorded income tax benefit of $20.0 million, compared to an income tax expense of $15.8 million for the same quarter of the previous year. The income tax benefit for the quarter reflects the impact of the losses related to the hurricanes, which result in a reduction of taxable income and the related effective tax rate in our Puerto Rico operations, as the level of exempt income increases in proportion to the Corporation’s taxable income.

On November 2, 2017, the House Ways and Means Committee unveiled a bill to reform the U.S. tax code. If the Tax Cuts and Jobs Act (H.R. 1) is enacted as currently proposed, the U.S. corporate tax rate will be reduced from the current 35% to 20%. This reduction would result in a reduction of the deferred tax asset and the valuation allowance pertaining to the U.S. operations with a net impact to income tax expense. If such change had occurred as of September 30, 2017, the Corporation would have recognized a one time income tax expense of approximately $190 million. This reduction in the tax rate will also result in the decrease of the effective tax rate of the Corporation in future periods. The future impact in earnings of the lower tax rate will depend on the sources and mix of the income earned in future periods. The Corporation expects that the changes to the U.S. corporate income tax rate, as currently proposed, will not have a material impact on the total deferred tax asset and the effective tax rate of the Puerto Rico operations.

The reduction in the deferred tax asset of the U.S. operations, as a result of the lower U.S. corporate income tax rate, would not have a significant impact on regulatory capital of the Corporation, since substantially all of U.S. deferred tax asset, net of the valuation allowance, is deducted from the regulatory capital calculation.

At September 30, 2017, Popular had a tangible book value per common share of $44.79. The deferred tax asset of the P.R. operations and the U.S. operations amounted to $6.73 and $5.09 of the total tangible book value per share, respectively.

Refer to Note 32 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on income taxes.

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

The Corporate group reported a net loss of $17.9 million for the quarter ended September 30, 2017, compared with a net loss of $12.1 million for the same quarter of the previous year. The change was mostly driven by lower income from equity method investments and higher other operating expenses due to a reserve release recorded in the third quarter of 2016, partially offset by a higher income tax benefit. For the nine months ended September 30, 2017, the Corporate group reported a net loss of $48.8 million, compared with a net loss of $46.8 million for the same period of the previous year. The unfavorable variance was mainly driven by higher other operating expenses, partially offset by higher income from equity method investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $44.3 million for the quarter ended September 30, 2017, compared with net income of $49.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $17.5 million mostly due to:

•	Higher income from money market and investment securities by $18.3 million due to higher liquidity from higher volume in deposit balances; and

•	Higher income from commercial loans by $7.3 million, mostly associated to the impact on the variable rate portfolio of a higher interest rate environment in 2017;

Partially offset by:

•	Lower income from mortgage loans by $2.6 million due to lower average balances and lower yields impacted by loan delinquencies as a result of the business disruption from Hurricanes Irma and Maria;

•	Lower income from the WB loans portfolio by $4.9 million due mainly to the normal portfolio run-off; and

•	Higher interest expense on deposits by $1.9 million mainly due to higher average balance of deposits.

The net interest margin was 4.28% for the quarter ended September 30, 2017, compared to 4.49% for the same period in 2016.

•	Provision expense for the third quarter of 2017 was $118.2 million, an increase of $81.1 million compared to the same period of the previous year, mainly due to $69.9 million in additional provision reflecting the estimated impact of Hurricanes Irma and Maria and higher net charge-offs principally in the mortgage and consumer loan portfolios.

•	Higher non-interest income by $27.7 million mainly due to:

•	Favorable variance in FDIC loss share expense of $57.8 million as a result of a $54.9 million charge related to the arbitration award recorded during the third quarter of 2016 and lower fair value adjustments to the true-up payment obligation;

Partially offset by:

•	Lower other service fees by $6.0 million mainly in credit and debit card fees as a result of lower interchange income resulting from lower transaction volumes due to the business disruption in the regions impacted by the hurricanes and lower debit card and credit card fees related to waivers during the month of September as a result of the disaster relief measures for customers implemented in response to Hurricanes Irma and Maria;

•	Lower income from mortgage banking activities by $10.1 million, due to lower net gain on sale of loans mostly due to lower volume from securitization transactions in part due to the business disruption caused by the hurricanes; higher unfavorable fair value adjustments on mortgage servicing rights; and lower mortgage servicing fees; and

•	Lower gain on sale of loans by $9.0 million mainly due to the sale of a nonaccrual public sector credit during the third quarter of 2016.

•	Operating expenses were lower by $7.5 million mainly due to:

•	Lower personnel cost by $1.6 million mainly due to lower pension, postretirement and medical insurance;

•	Lower professional services expenses by $8.7 million mainly from lower legal and other costs associated with the FDIC arbitration proceedings during the third quarter of 2016; and

•	A goodwill impairment charge of $3.8 million at the securities subsidiary, recorded as part of the Corporation’s annual goodwill impairment analysis during 2016;

Partially offset by:

•	Higher occupancy expenses by $1.1 million due to higher utilities expense and higher maintenance expense;

•	Higher business promotion by $1.2 million mainly due to higher donations, which includes $1.1 million in donations to the hurricane relief efforts;

•	Higher OREO expenses by $1.6 million due to the write-down of $2.7 million related to Hurricane Maria and higher holding costs on mortgage properties, partially offset by higher gains on sales of residential properties; and

•	Higher other operating expenses by $3.5 million, due mainly to $3.9 million in write-downs of premises and equipment related to Hurricane Maria and higher credit and debit card processing, volume and interchange expenses mainly due to volume based credits earned during 2016, partially offset by lower operational losses.

•	Income tax benefit of $8.7 million, compared to an income tax expense of $14.5 million for the same quarter of 2016, reflecting the estimated losses associated with the hurricanes and the benefit associated with exempt income.

Net income for the nine months ended September 30, 2017 amounted to $236.0 million, compared to $233.7 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $31.7 million mostly due to:

•	Higher income from money market and investment securities by $46.3 million due to higher liquidity from higher volume in deposits balances; and

•	Lower borrowing costs by $3.4 million due to lower average balances;

Partially offset by:

•	A decrease of $15.1 million in interest income from loans driven by a decline of $23.5 million in income from the WB loans portfolio due mainly to lower average balances as part of the normal portfolio run-off and loan resolutions and lower income from mortgage loans by $3.1 million due to lower originations volume, partially offset by higher income from commercial loans by $11.5 million due to higher yields; and

•	Higher interest expense on deposits by $3.0 million due to higher average balance of deposits.

•	Higher provision for loan losses by $81.7 million, mainly due to the provision of $69.9 million related to the hurricanes, a $6.0 million provision from an inter-company transfer completed in the second quarter of 2017, which is eliminated in the consolidated results, and higher consumer net charge-offs.

•	Higher non-interest income by $32.8 million, mainly due to:

•	Favorable variance in adjustments to indemnity reserves of $3.5 million, mostly due to an increase of $2.5 million in the reserve, during the second quarter of 2016, related to the residential mortgage loans bulk sale completed during 2013; and

•	Favorable variance in FDIC loss share expense of $64.8 million as a result of the accretion of the indemnification asset, lower mirror accounting on recoveries on covered assets, and a $54.9 million arbitration award charge recorded during the third quarter of 2016, partially offset by a $5.5 million unfavorable adjustment related to commercial restructured loans;

Partially offset by:

•	Lower mortgage banking activities by $14.8 million due to lower net gain on sale of loans mostly due to lower volume from securitization transactions and lower mortgage servicing fees, and higher unfavorable fair value adjustments on mortgage servicing rights, partially offset by lower realized losses on closed derivative positions;

•	The other-than-temporary impairment charge on the COFINA bonds of $8.3 million recorded in the second quarter of 2017, compared to an impairment of $0.2 million in the second quarter of 2016; and

•	Lower gain on sale of loans by $8.7 million mainly due to the sale of a nonaccrual public sector credit during the third quarter of 2016.

•	Higher operating expenses by $1.1 million, mainly due to:

•	Higher occupancy expenses by $2.3 million due to higher utilities expense and higher maintenance expense;

•	Higher business promotion expenses by $2.3 million, which includes the $1.1 million in donations for hurricane relief efforts;

•	Higher OREO expenses by $8.4 million, due to higher write-downs of properties during the second and third quarters of 2017, including the write-downs related to the hurricanes amounting to $2.7 million, and higher holding costs on mortgage properties, partially offset by higher gains on sales of commercial and residential properties; and

•	Higher other operating expenses by $16.0 million due mainly to a write-down of $7.6 million recognized during the first quarter of 2017 related to capitalized software cost for a project that was discontinued by the Corporation, and $3.9 million in write-downs of premises and equipment and other costs related to Hurricane Maria;

Partially offset by:

•	Lower professional fees by $22.6 million due mainly due to lower legal fees related to the FDIC arbitration proceedings, which were resolved during 2016 and lower expenses related to programming, processing and other technology services;

•	Lower amortization of intangibles by $2.3 million mainly due to core deposit intangibles that became fully amortized in 2016; and

•	A goodwill impairment charge of $3.8 million at the securities subsidiary, recorded as part of the Corporation’s annual goodwill impairment analysis during 2016.

•	Lower income tax expense by $20.7 million, reflecting the estimated losses associated with the hurricanes and the benefit associated with exempt income.

Banco Popular North America

For the quarter ended September 30, 2017, the reportable segment of Banco Popular North America reported a net loss of $6.1 million, compared to net income of $9.2 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $6.1 million due to:

•	Higher income from mortgage-backed securities by $2.2 million, due to higher average balances; and

•	Higher income from commercial loans by $6.8 million, driven by loan portfolio growth;

Partially offset by:

•	Higher deposits expense by $3.1 million due to higher volumes and costs, principally in money market and time deposits, to fund loan growth.

Net interest margin was 3.50% for the third quarter of 2017, compared to 3.61% for the same period of the previous year.

•	Higher provision for loan losses by $36.2 million, when compared to the same quarter of the previous year, driven by higher impairments on the taxi medallion loan portfolio.

•	Non-interest income for the third quarter of 2017 was $5.1 million, with no significant variances when compared with $5.4 million for the same period of the previous year.

•	Lower operating expenses by $5.0 million, compared to the third quarter in 2016, mainly driven by:

•	Lower professional services by $1.7 million driven by lower technology support service fees;

•	Lower OREO expenses by $1.2 million due mainly to an insurance recovery; and

•	Lower other operating expenses by $2.5 million due to provisions for legal settlements recorded in the third quarter of 2016.

•	Income tax benefit of $4.1 million, reflecting the pre-tax loss for the quarter, compared to an income tax expense of $6.0 million for the same quarter of 2016.

Net income for the nine months ended September 30, 2017 amounted to $18.8 million, compared to $33.4 million for the same period of the previous year. The main factors that contributed to the variance in the financial results included the following:

•	Net interest income was $208.3 million, an increase of $15.2 million compared to the same period of the previous year due to:

•	Higher income from money market and investment securities by $4.5 million, mainly due to higher volumes of mortgage-backed securities; and

•	Higher income from loans by $20.9 million, mainly from higher levels of commercial and construction loans, offset by lower volumes of mortgage and consumer loans;

Partially offset by:

•	Higher interest expense on deposits by $9.9 million driven by a higher volume of money market, savings and non-brokered time deposits to fund loan growth.

•	Provision for loan losses was $60.9 million, an increase of $49.2 million compared to the same period in 2016, driven mostly by higher impairments on the taxi medallion loan portfolio.

•	Non-interest income amounted to $15.3 million, with no significant variances compared to $15.6 million for the same period of the previous year.

•	Operating expenses amounted to $130.6 million, a decrease of $7.3 million compared to the same period in 2016 due to:

•	Lower professional fees by $2.4 million due to lower technology support service fees; and

•	Lower other operating expenses by $5.2 million due to provisions for legal settlements recorded in 2016.

•	Favorable variance in income tax expense of $12.4 million, driven mainly by lower taxable income.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $42.6 billion at September 30, 2017, compared to $38.7 billion at December 31, 2016. Refer to the Consolidated Statements of Financial Condition included in this report.

Money market investments, trading and investment securities

Money market investments totaled $5.5 billion at September 30, 2017, compared to $2.9 billion at December 31, 2016. The increase was mainly at BPPR due to higher liquidity driven by an increase in deposits.

Trading account securities amounted to $46 million at September 30, 2017, compared to $60 million at December 31, 2016. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $9.2 billion at September 30, 2017, compared with $8.3 billion at December 31, 2016. The increase of $0.9 billion was mainly at BPPR due to purchases of U.S. Treasury securities and mortgage-backed agency pools driven by an increase in funds available to invest from increased liquidity, as discussed above.

Table 6 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 6 and 7 to the Consolidated Financial Statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 6—Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	September 30, 2017	December 31, 2016
U.S. Treasury securities	$2,764,863	$2,136,620
Obligations of U.S. Government sponsored entities	611,646	711,850
Obligations of Puerto Rico, States and political subdivisions	98,984	118,798
Collateralized mortgage obligations	1,015,666	1,221,600
Mortgage-backed securities	4,659,526	4,105,332
Equity securities	1,885	2,122
Others	1,869	11,585

Total investment securities AFS and HTM	$9,154,439	$8,307,907

Loans

Refer to Table 7 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 7. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. The FDIC loss sharing agreements expired on June 30, 2015 for commercial (including construction) and consumer loans, and expires on June 30, 2020 for single-family residential loans. As of September 30, 2017, the Corporation’s covered loans portfolio amounted to $525 million, comprised mainly of residential mortgage loans.

The Corporation’s total loan portfolio amounted to $ 23.8 billion at September 30, 2017, compared to $23.4 billion at December 31, 2016. Refer to Note 8 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Table 7—Loans Ending Balances

(In thousands)	September 30, 2017	December 31, 2016	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$11,227,095	$10,798,507	$428,588
Construction	823,325	776,300	47,025
Legacy[1]	37,508	45,293	(7,785)
Lease financing	754,881	702,893	51,988
Mortgage	6,529,235	6,696,361	(167,126)
Consumer	3,801,406	3,754,393	47,013

Total non-covered loans held-in-portfolio	23,173,450	22,773,747	399,703

Loans covered under FDIC loss sharing agreements:
Mortgage	510,211	556,570	(46,359)
Consumer	14,643	16,308	(1,665)

Total covered loans held-in-portfolio	524,854	572,878	(48,024)

Total loans held-in-portfolio	23,698,304	23,346,625	351,679

Loans held-for-sale:
Mortgage	68,864	88,821	(19,957)

Total loans held-for-sale	68,864	88,821	(19,957)

Total loans	$23,767,168	$23,435,446	$331,722

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio increased by $400 million to $ 23.2 billion at September 30, 2017. The net increase was mainly driven by the growth of commercial loans at BPNA.

The loans held-for-sale portfolio decreased by $20 million from December 31, 2016, mainly at BPPR due to lower originations of mortgage loans held-for-sale.

Covered loans

The covered loans portfolio amounted to $525 million at September 30, 2017, compared to $573 million at December 31, 2016. The decrease of $48 million is due to normal portfolio run-off. Refer to Table 7 for a breakdown of the covered loans by major loan type categories.

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

Table 8—Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$1,617,787	$1,799,943	$1,738,329	$1,974,501
Accretion	34,790	39,590	108,170	131,599
Collections / loan sales / charge-offs[1]	(64,030)	(71,994)	(257,952)	(338,561)

Ending balance[2]	$1,588,547	$1,767,539	$1,588,547	$1,767,539
Allowance for loan losses (ALLL)	(67,100)	(69,571)	(67,100)	(69,571)

Ending balance, net of ALLL	$1,521,447	$1,697,968	$1,521,447	$1,697,968

[1]	For the nine months ended September 30, 2016, includes the impact of the bulk sale of loans with a carrying value of approximately $99 million.
[2]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $515 million as of September 30, 2017 (September 30, 2016—$578 million).

Table 9—Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$942,668	$1,071,680	$1,010,087	$1,112,458
Accretion[1]	(34,790)	(39,590)	(108,170)	(131,599)
Change in expected cash flows	1,451	6,602	7,412	57,833

Ending balance	$909,329	$1,038,692	$909,329	$1,038,692

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 10 sets forth the activity in the FDIC loss share asset for the quarters and nine months ended September 30, 2017 and 2016.

Table 10 – Activity of Loss Share Asset

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$53,070	$218,122	$69,334	$310,221
Accretion (amortization)	567	(1,259)	(62)	(9,337)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	(329)	659	1,945	(959)
Reimbursable expenses	588	853	2,232	7,038
Net payments from FDIC under loss-sharing agreements	(4,502)	(10,897)	(18,505)	(99,485)
Arbitration award expense	—	(54,924)	—	(54,924)
Other adjustments attributable to FDIC loss-sharing agreements	—	(87)	(5,550)	(87)

Balance at end of period	$49,394	$152,467	$49,394	$152,467

Balance due to the FDIC for recoveries on covered assets [1]	(924)	(7,080)	(924)	(7,080)

Balance at end of period	$48,470	$145,387	$48,470	$145,387

[1]	Balance due to the FDIC for recoveries on covered assets for the quarter and nine months ended September 30, 2016 amounting to $ 7.1 million was included in other liabilities in the accompanying Consolidated Statement of Condition (December 31, 2016—$27.6 million).

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

Table 11—Activity in the Remaining FDIC Loss-Share Asset Accretion (Amortization)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period[1]	$(725)	$23,191	$4,812	$26,100
Accretion (amortization)[2]	567	(1,259)	(62)	(9,337)
Impact of change in projected losses	(2,399)	(14,627)	(7,307)	(9,458)

Balance at end of period	$(2,557)	$7,305	$(2,557)	$7,305

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while accretion results in a positive impact to non-interest income, particularly FDIC loss-share expense.

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At September 30, 2017, OREO decreased to $198 million from $213 million at December 31, 2016 mainly due to a decrease in residential properties at BPPR and the write-down of $2.7 million for damages associated with Hurricane Maria. Refer to Note 13 to the Consolidated Financial Statements for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Other assets

Refer to Note 14 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the consolidated statements of financial condition at September 30, 2017 and December 31, 2016. Other assets increased by $0.2 billion from December 31, 2016 to September 30, 2017, mainly driven by an increase in accounts receivable related to maturities of U.S. Treasury securities pending to be settled.

Liabilities

The Corporation’s total liabilities were $37.3 billion at September 30, 2017 compared to $33.5 billion at December 31, 2016. Refer to the Corporation’s Consolidated Statements of Financial Condition included in this Form 10-Q.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2017 and December 31, 2016 is included in Table 12.

Table 12—Financing to Total Assets

	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2017	2016	from 2016 to 2017	2017	2016
Non-interest bearing deposits	$7,450	$6,980	6.7%	17.4%	18.0%
Interest-bearing core deposits	22,172	18,776	18.1	52.0	48.6
Other interest-bearing deposits	4,627	4,740	(2.4)	10.9	12.3
Repurchase agreements	374	480	(22.1)	0.9	1.2
Other short-term borrowings	241	1	N.M.	0.6	—
Notes payable	1,532	1,575	(2.7)	3.6	4.1
Other liabilities	920	912	0.9	2.2	2.4
Stockholders’ equity	5,285	5,198	1.7	12.4	13.4

N.M.—Not meaningful.

Deposits

The Corporation’s deposits totaled $34.2 billion at September 30, 2017 compared to $30.5 billion at December 31, 2016. The deposits increase of $3.8 billion was mainly due to an increase in commercial savings and NOW deposits and demand deposits from the Puerto Rico public sector at BPPR. Refer to Table 13 for a breakdown of the Corporation’s deposits at September 30, 2017 and December 31, 2016.

Table 13—Deposits Ending Balances

(In thousands)	September 30, 2017	December 31, 2016	Variance
Demand deposits [1]	$11,576,048	$9,053,897	$2,522,151
Savings, NOW and money market deposits (non-brokered)	14,638,191	13,327,298	1,310,893
Savings, NOW and money market deposits (brokered)	422,174	405,487	16,687
Time deposits (non-brokered)	7,446,922	7,486,717	(39,795)
Time deposits (brokered CDs)	165,601	222,825	(57,224)

Total deposits	$34,248,936	$30,496,224	$3,752,712

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained flat at $2.1 billion at September 30, 2017 and December 31, 2016. Refer to Note 17 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $5.3 billion at September 30, 2017, compared with $5.2 billion at December 31, 2016. The increase was related to the Corporation’s net income of $209.8 million for the nine months ended September 30, 2017 and a decrease in accumulated other comprehensive loss by $29.0 million in part due to the reclassification to earnings of the entire unrealized loss of the COFINA bonds which was deemed other-than-temporary, partially offset by the declaration of dividends of $ 76.6 million on common stock ($0.25 per share) and $ 2.8 million on preferred stock and the impact of the common stock repurchase plan of $75 million completed during the first quarter of 2017. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and BPNA are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to the Corporation, BPPR and BPNA (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2017, the Corporation’s, BPPR’s and BPNA’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2017 and December 31, 2016, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

.

Table 14 — Capital Adequacy Data

(Dollars in thousands)	September 30, 2017	December 31, 2016
Common equity tier 1 capital:
Common stockholders equity—GAAP basis	$5,235,271	$5,147,797
AOCI related adjustments due to opt-out election	249,537	280,330
Goodwill, net of associated deferred tax liability (DTL)	(546,745)	(554,614)
Intangible assets, net of associated DTLs	(30,413)	(25,662)
Deferred tax assets and other deductions	(743,132)	(726,643)

Common equity tier 1 capital	$4,164,518	$4,121,208

Additional tier 1 capital:
Preferred stock	50,160	50,160
Other additional tier 1 capital deductions	(50,160)	(50,160)

Additional tier 1 capital	$—	$—

Tier 1 capital	$4,164,518	$4,121,208

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	426,602
Other inclusions (deductions), net	322,145	321,405

Tier 2 capital	$748,747	$748,007

Total risk-based capital	$4,913,265	$4,869,215

Minimum total capital requirement to be well capitalized	$2,504,315	$2,500,133

Excess total capital over minimum well capitalized	$2,408,950	$2,369,082

Total risk-weighted assets	$25,043,146	$25,001,334

Total assets for leverage ratio	$40,452,663	$37,785,070

Risk-based capital ratios:
Common equity tier 1 capital	16.63%	16.48%
Tier 1 capital	16.63	16.48
Total capital	19.62	19.48
Tier 1 leverage	10.29	10.91

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2017, the Corporation, BPPR and BPNA continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The increase in the common equity tier I capital ratio, tier I capital ratio and total capital ratio as of September 30, 2017 as compared to December 31, 2016 was mainly attributed to the nine months period earnings, partially offset by the common stock repurchase of $75 million completed during the first quarter of 2017, the payment of dividends on common and preferred stock and the transition period impact on deferred tax assets. The decrease in the leverage ratio was mainly attributed to the increase in average total assets. Refer to Table 1, Financial Condition Highlights, for information of average assets and to the Financial Condition Analysis section of this MD&A for a discussion of significant variances in assets.

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

Table 15 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2017, and December 31, 2016.

Table 15 — Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2017	December 31, 2016
Total stockholders’ equity	$5,285,431	$5,197,957
Less: Preferred stock	(50,160)	(50,160)

	$5,235,271	$5,147,797
Common shares outstanding at end of period	102,026,417	103,790,932
Common equity per share	$51.31	$49.60

Total stockholders’ equity	$5,285,431	$5,197,957
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(38,016)	(45,050)

Total tangible common equity	$4,569,961	$4,475,453

Total assets	$42,601,267	$38,661,609
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(38,016)	(45,050)

Total tangible assets	$41,935,957	$37,989,265

Tangible common equity to tangible assets	10.90%	11.78%
Common shares outstanding at end of period	102,026,417	103,790,932
Tangible book value per common share	$44.79	$43.12

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 21 for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2017, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $160 million at September 30, 2017 of which approximately 30% mature in 2017, 33% in 2018, 21% in 2019 and 16% thereafter.

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

Refer to Note 17 for a breakdown of long-term borrowings by maturity.

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

Table 16 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2017.

Table 16 — Off-Balance Sheet Lending and Other Activities

	Amount of commitment—Expiration Period
(In thousands)	2017	Years 2018 - 2019	Years 2020 - 2021	Years 2022 - thereafter	Total
Commitments to extend credit	$5,181,205	$1,870,710	$126,462	$107,177	$7,285,554
Commercial letters of credit	2,281	7	—	—	2,288
Standby letters of credit	11,828	19,459	—	—	31,287
Commitments to originate or fund mortgage loans	5,468	4,238	—	—	9,706

Total	$5,200,782	$1,894,414	$126,462	$107,177	$7,328,835

At September 30, 2017 and December 31, 2016, the Corporation maintained a reserve of approximately $9 million for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 22 to the Consolidated Financial Statements for additional information on credit commitments and contingencies.

RISK MANAGEMENT

Managing risk is an essential component of the Corporation’s business. Risk identification and monitoring are key elements in the overall risk management. Popular has a strong disciplined risk management culture where risk management is a shared responsibility by all employees.

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

Most of the assets subject to market valuation risk are securities in the investment portfolio classified as available-for-sale. Refer to Notes 6 and 7 for further information on the investment portfolio. Investment securities classified as available-for-sale amounted to $9.1 billion as of September 30, 2017. Other assets subject to market risk include loans held-for-sale, which amounted to $69 million, mortgage servicing rights (“MSRs”) which amounted to $180 million and securities classified as “trading”, which amounted to $46 million, as of September 30, 2017.

Liabilities subject to market risk include the FDIC clawback obligation, which amounted to $ 167 million at September 30, 2017.

Management believes that market risk is currently not a material source of risk at the Corporation. A significant portion of the Corporation’s financial activities is concentrated in Puerto Rico, which has been going through a fiscal and economic crisis and was recently impacted by two major hurricanes. Refer to the Geographic and Government Risk section of this MD&A for highlights on the current status of Puerto Rico’s fiscal and economic condition.

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

The Corporation processes net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount. The rate scenarios considered in these market risk simulations reflect parallel changes of -200, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at September 30, 2017 and December 31, 2016, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 17—Net Interest Income Sensitivity (One Year Projection)

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate				—
+400 basis points	$400,335	25.36%	$236,945	16.52%
+200 basis points	204,155	12.93	121,181	8.45
-200 basis points	(176,049)	(11.15)	(35,314)	(2.46)

At September 30, 2017, the simulations showed that the Corporation maintains an asset-sensitive position. This is primarily due to (i) a high level of money market investments that are highly sensitive to changes in interest rates, (ii) approximately 31% of the Corporation’s loan portfolio being comprised of Prime and Libor-based loans, and (iii) low elasticity of the Corporation’s core deposit base. The increase in sensitivity from December 31, 2016 in the +200 and +400 scenarios is mainly driven by an increase in money market investments of $2.6 billion, from $2.9 billion at December 31, 2016 to $5.5 billion at September 30, 2017, that was due to growth in public fund deposits that have low sensitivity to changes in rates. The increase in sensitivity in the -200 scenario is also driven by the increase in money market investments that reflect full changes in rates across all scenarios, combined with the increases in the Federal Funds Target Rate in March and June of 2017 by the Federal Reserve, which led to an increase in the magnitude of the -200 basis points scenario.

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

At September 30, 2017, the Corporation held trading securities with a fair value of $46 million, representing approximately 0.1% of the Corporation’s total assets, compared with $60 million and 0.2%, respectively, at December 31, 2016. As shown in Table 18, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at September 30, 2017 were investment grade securities. As of September 30, 2017, the trading portfolio also included $1.3 million in Puerto Rico government obligations and shares of closed-end funds that invest primarily in Puerto Rico government obligations ($2.6 million as of December 31, 2016). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $0.3 million for the quarter ended September 30, 2017, compared to a loss of $0.1 million for the quarter ended September 30, 2016. Table 18 provides the composition of the trading portfolio at September 30, 2017 and December 31, 2016.

Table 18—Trading Portfolio

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$32,752	5.23%	$42,746	4.85%
Collateralized mortgage obligations	848	5.46	1,321	5.27
Puerto Rico government obligations	172	0.29	1,164	5.51
Interest-only strips	549	12.48	602	12.35
Other[2]	11,630	2.61	13,972	3.03

Total	$45,951	4.64%	$59,805	4.52%

[1]	Not on a taxable equivalent basis.
[2]	Includes trading derivatives for the period ended December 31, 2016.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.3 million for the last week in September 2017. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

The fair value of assets and liabilities may include market or credit related adjustments, where appropriate. During the quarter ended September 30, 2017, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $38 thousand recorded in the other operating income and interest expense captions of the Consolidated Statement of Operations, which consisted of a loss of $54 thousand resulting from the Corporation’s own credit risk standing adjustment and a gain of $16 thousand from the assessment of the counterparties’ credit risk. During the nine months ended September 30, 2017, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $140 thousand recorded in the other operating income and interest expense captions of the Consolidated Statement of Operations, which consisted of a loss of $68 thousand resulting from the Corporation’s own credit standing adjustment and a loss of $72 thousand from the assessment of the counterparties’ credit risk.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 25 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At September 30, 2017, approximately $ 9.1 billion, or 98%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 7 million at September 30, 2017, of which $ 1 million were Level 3 assets and $ 6 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

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

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2017, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance. In addition, during the quarter and nine months ended September 30, 2017, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers for its trading account securities and investment securities available-for-sale.

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

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. During the nine months ended September 30, 2017, the Corporation declared dividends on its common stock of $ 76.6 million and completed a $75 million privately negotiated accelerated share repurchase transaction. Refer to additional information on Note 19 – Stockholder’s equity.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 80% of the Corporation’s total assets at September 30, 2017 and 79% at December 31, 2016. The ratio of total ending loans to deposits was 69% at September 30, 2017, compared to 77% at December 31, 2016. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At September 30, 2017, these borrowings consisted primarily of $ 374 million in assets sold under agreement to repurchase, $868 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $446 million in term notes (net of debt issuance cost) issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 17 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

Given the widespread level of disruption to basic infrastructure and commercial activity in the regions impacted by the passage of hurricanes Irma and Maria, BPPR decided to adopt certain measures to assist its customers in affected areas. These measures include the waiver of certain fees and charges, such as late payment charges and ATM transaction fees, and a temporary payment moratorium of three months to eligible borrowers across most loan portfolios during which BPPR will continue to accrue interest on the loans.

These measures, while important to assist in the recovery of our customers post-hurricane, will negatively impact our results of operations and liquidity. For example, the waiver of fees and other charges impacted the Corporation’s revenues for the third quarter and revenues in the fourth quarter will also be negatively impacted by such waivers. The moratorium measures, whose ultimate effect will depend in part on the number of customers who take advantage of such plans, will also impact our liquidity not only due to principal and interest payments that BPPR will not receive during the period, but also as a result of loans serviced by the Corporation where we are required to advance to the owners the payment of principal and interest on a scheduled basis even when such payment is not collected from the borrower.

Management believes that the liquidity impact of these measures will not be significant in light of BPPR’s existing liquidity resources and that BPPR has sufficient liquidity to meet anticipated cash flow obligations. Deposits at BPPR as of September 30, 2017 were higher by approximately $1.0 billion than as of the end of the second quarter.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A detailed description of the Corporation’s borrowings and available lines of credit, including its terms, is included in Note 17 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

During the nine months ended September 30, 2017, BPPR declared cash dividends of $169 million, a portion of which was used by Popular, Inc. for the payments of the cash dividends on its outstanding common stock and to complete the repurchase of $75 million in treasury stock as part of the privately negotiated accelerated share repurchase transaction completed during the first quarter of 2017, as mentioned above.

During the nine months ended September 30, 2017, BPNA declared a dividend of $10.4 million to Popular North America, its holding company, who in turn declared a $10.4 million dividend to Popular, Inc.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 13 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 29.6 billion, or 86% of total deposits, at September 30, 2017, compared with $25.8 billion, or 84% of total deposits, at December 31, 2016. Core deposits financed 77% of the Corporation’s earning assets at September 30, 2017, compared with 76% at December 31, 2016.

Certificates of deposit with denominations of $100,000 and over at September 30, 2017 totaled $ 4.1 billion, or 12% of total deposits (December 31, 2016—$4.1 billion, or 14% of total deposits). Their distribution by maturity at September 30, 2017 is presented in the table that follows:

Table 19 — Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,283,156
3 to 6 months	312,315
6 to 12 months	837,864
Over 12 months	1,629,589

Total	$4,062,924

At September 30, 2017 approximately 1% of the Corporation’s assets were financed by brokered deposits (December 31, 2016 – 2%). The Corporation had $ 0.6 billion in brokered deposits at September 30, 2017 and December 31, 2016. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At September 30, 2017 and December 31, 2016, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.9 billion, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $868 million at September 30, 2017 and $673 million at December 31, 2016. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At September 30, 2017 the credit facilities authorized with the FHLB were collateralized by $5.0 billion in loans held-in-portfolio (December 31, 2016—$4.9 billion). Refer to Note 17 to the Consolidated Financial Statements for additional information on the terms of FHLB advances outstanding.

At September 30, 2017 and December 31, 2016, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.2 billion, which remained unused as of both dates. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At September 30, 2017, this credit facility with the Fed was collateralized by $2.2 billion of loans held-in-portfolio (December 31, 2016—$2.3 billion).

At September 30, 2017, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

During the nine months ended September 30, 2017, PIHC received $169 million in dividends from BPPR, $12 million in dividends from PIBI, $10.4 million in dividends from PNA and $3.5 million in dividends from EVERTEC’s parent company. PIHC also received $0.5 million in distributions from its investment in PRB Investors LP, an equity method investment, and $10.5 million in dividends from its non-banking subsidiaries. During the quarter ended September 30, 2017, a non-banking subsidiary declared a dividend of $4.5 million to PIHC. In addition, during the nine months ended September 30, 2017 Popular International Bank received $11.8 million in dividends from its investment in BHD Leon. During the nine months ended September 30, 2017, PNA received $10.4 million in dividends from BPNA.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the nine months ended September 30, 2017, the Corporation declared quarterly dividends on its outstanding common stock of $0.25 per share, for a total of $ 76.6 million and completed a $75 million privately negotiated accelerated share repurchase transaction. Refer to additional information on Note 19 – Stockholder’s equity. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $ 2.8 million for the nine months ended September 30, 2017.

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

The outstanding balance of notes payable at the BHC’s amounted to $886 million at September 30, 2017, compared with $884 million at December 31, 2016. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at September 30, 2017 are presented in Table 20.

Table 20—Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2017	$—
2018	—
2019	446,351
2020	—
2021	—
Later years	439,344

Total	$885,695

As indicated previously, the BHC did not issue new registered debt in the capital markets during the nine months ended September 30, 2017.

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

Other Funding Sources and Capital

The investment securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s investment securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged investment and trading securities, excluding other investment securities, amounted to $2.1 billion at September 30, 2017 and $3.7 billion at December 31, 2016. A substantial portion of these securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a deterioration in economic and fiscal conditions in Puerto Rico, the credit quality of the Corporation could be affected and result in higher credit costs. The Puerto Rico economy continues to face various challenges, including significant pressures in some sectors of the residential real estate market and the recent impact of two major hurricanes. Refer to the Geographic and Government Risk section of this MD&A for some highlights on the current status of the Puerto Rico economy and the ongoing fiscal crisis.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $12 million in deposits at September 30, 2017 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $19 thousand at September 30, 2017, with the Corporation providing collateral totaling $95 thousand to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 21 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $51 million at September 30, 2017. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 34 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which continues to be in a severe economic and fiscal crisis and was recently significantly impacted by two major hurricanes.

Hurricanes Impact

During the month of September 2017, Hurricanes Irma and Maria, two major hurricanes, caused extensive destruction in Puerto Rico, disrupting the primary market in which BPPR does business. Most relevant, Hurricane Maria made landfall on September 20, 2017, causing severe wind and flood damage to infrastructure, homes and businesses throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electrical power, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed and the government imposed a mandatory curfew. The hurricanes caused a significant disruption to the island’s economic activity. Most business establishments, including retailers and wholesalers, financial institutions, manufacturing facilities and hotels, were closed for several days.

Puerto Rico was declared a disaster zone by President Trump due to the impact of the hurricanes, thus making it eligible for Federal assistance. Notwithstanding the significant recovery operation that is underway by the Federal, state and local governments, as of the date of this report, most businesses and homes in Puerto Rico remain without power, other basic utility and infrastructure remains significantly impacted, and many businesses are operating partially or remain closed. Electronic transactions, a significant source of revenue for BPPR, have also declined significantly as a result of the lack of power and telecommunication services. Several reports indicate that the hurricanes have also accelerated the outmigration trends that Puerto Rico was experiencing, with many residents moving to the mainland United States, either on a temporary or permanent basis.

While it is too early to assess and quantify the full extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity, the damages are substantial and have, at least in the short-term, had a material adverse impact on economic activity, as reflected by, among other things, the slowdown in production activity and reduction in the government’s tax revenues.

For a discussion of the impact of the hurricanes on the Corporation’s operations and financial results during the third quarter of 2017, refer to Note 2—Hurricanes impact, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the hurricanes, see Item 1A of this report.

Fiscal and Economic Crisis

Even before the hurricanes, the Commonwealth was experiencing a severe economic and fiscal crisis resulting from continuing economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations and lack of access to the capital markets, among other factors. Further, the Commonwealth and several of its public instrumentalities are currently in the process of restructuring their outstanding obligations in proceedings under Titles III and VI of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) enacted in June 2016 by the U.S. Federal Government.

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

Recent Economic Performance

Puerto Rico entered into recession in the fourth quarter of fiscal year 2006. Puerto Rico’s gross national product (GNP) has thereafter contracted in real terms every year between fiscal year 2007 and fiscal year 2016 (inclusive), with the exception of growth of 0.5% in fiscal year 2012 (likely as a result of the large amount of governmental stimulus and deficit spending in that fiscal year). According to Puerto Rico Planning Board estimates released in March 2017 (before the impact of the hurricanes), gross national product is projected to further contract by 1.7% and 1.5% during fiscal years 2017 and 2018, respectively. The latest Economic Activity Index issued by GDB, which is an indicator of general economic activity and not a direct measurement of GNP, reflected a 1.49% reduction in the average for fiscal year 2017, compared to the prior fiscal year. During the first month of fiscal year 2018 (July 2017), the Economic Activity Index reflected a 2.1% average reduction compared to the corresponding figure for fiscal year 2017. As discussed above, Hurricanes Irma and Maria have had, at least in the short-term, a material adverse impact on economic activity, that is likely to be reflected in GNP estimates and the Economic Activity Index during fiscal year 2018.

Fiscal and Liquidity Measures

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

On January 29, 2017, the Rosselló Administration enacted Act No. 5-2017 (“Act 5”), also known as the “Financial Emergency and Fiscal Responsibility Act,” to replace certain provisions of the Moratorium Act. Among other things, Act 5, as amended, extended the Governor’s power to suspend debt service obligations until December 31, 2017 (subject to further extensions through executive orders), by prioritizing the payment of essential services over debt service. Act 5 grandfathers executive orders issued pursuant to the Moratorium Act and stipulates that the same shall continue in full force and effect until amended, rescinded or superseded.

The Government has stated that certain of these emergency liquidity measures are unsustainable and have significant negative economic effects. Also, the Commonwealth and the Oversight Board (defined below) have indicated that they expect that these measures will not be sufficient to address the Commonwealth’s fiscal and liquidity needs and that additional extraordinary fiscal and liquidity measures will need to be implemented, including those outlined in the Commonwealth’s fiscal plan (discussed below), to allow the Commonwealth to continue providing essential government services. The Commonwealth and the Oversight Board have indicated that, absent such additional measures, the Commonwealth may experience significant cash shortfalls during fiscal year 2018.

Recent Defaults

The following entities have not made payments of principal and/or interest in full on certain of their respective bonds and notes as of the date of this report: the Commonwealth, GDB, the Puerto Rico Public Buildings Authority, the Puerto Rico Infrastructure Financing Authority, the Puerto Rico Highways and Transportation Authority (“HTA”), the Puerto Rico Public Finance Corporation, the Convention Center District Authority, the Employees Retirement System (“ERS”), the University of Puerto Rico and the Puerto Rico Electric Power Authority (“PREPA”). Further, pursuant to a court order issued in COFINA’s Title III proceeding (discussed below) on May 30, 2017, funds held by the trustee of the COFINA bonds have not been applied for the payment of such bonds pending the resolution of various disputes in respect of such funds.

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

The initial stay of litigation imposed by PROMESA expired on May 1, 2017. The automatic stay imposed by PROMESA applied to covered actions against all government instrumentalities in Puerto Rico, even those that may not be immediately within the jurisdiction and purview of the Oversight Board, such as municipalities. An automatic stay is currently in effect, however, with respect to such entities that are subject to ongoing debt restructuring proceedings under Title III of PROMESA.

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

On October 31, 2017, the Oversight Board requested revised fiscal plans for the Commonwealth and various public corporations to take into account the impact of Hurricanes Irma and Maria. The Oversight Board expects that the revised fiscal plans would be certified by January or February 2018.

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

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. While PROMESA provides a process to address the Commonwealth’s fiscal crisis, the length and complexity of the Title III proceedings for the Commonwealth and various of its instrumentalities, the adjustment measures required by the fiscal plans and the impact of Hurricanes Irma and Maria suggest a risk of further significant economic contraction. In addition, the measures taken to address the fiscal crisis and those that will have to be taken in the near future will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us and may negatively affect consumer confidence. This, in turn, results in reductions in consumer spending that may also adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s post-hurricane recovery efforts and pre-existing fiscal crisis, including by consummating an orderly restructuring of its debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict. For additional discussion of risk factors related to the impact of the hurricanes, see Item 1A of this report.

At September 30, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 484 million, of which approximately $ 482 million is outstanding ($584 million and $529 million, respectively, at December 31, 2016). Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $ 433 million consists of loans and $ 49 million are securities ($459 million and $70 million, respectively, at December 31, 2016). All of the amount outstanding at September 30, 2017 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues ($512 million at December 31, 2016). At September 30, 2017, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. Although the PROMESA Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 22 – Commitments and contingencies.

During the third quarter of 2017, the Corporation sold all of its COFINA bonds at a gain of approximately $0.1 million. The Corporation had recorded an other-than-temporary impairment charge of $8.3 million in respect of those bonds during the second quarter of 2017 as a result of the filing of the Title III proceeding in respect of COFINA and the non-payment of interest on the COFINA bonds in June 2017 pursuant to a court order issued in such proceeding.

In addition, at September 30, 2017, the Corporation had $391 million in indirect exposure to loans or securities issued or guaranteed by Puerto Rico governmental entities, but whose principal source of repayment are non-governmental entities. In such obligations, the Puerto Rico governmental entity guarantees any shortfall in collateral in the event of borrower default ($406 million at December 31, 2016). These included $313 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2016 - $326 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serves to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of HFA, he has not exercised this power as of the date hereof. Also, the Corporation had $43 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, $6 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $29 million of commercial real estate notes issued by government entities, but payable from rent paid by private parties ($43 million, $6 million and $31 million December 31, 2016, respectively).

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the government. These borrowers could be negatively affected by the fiscal measures to be implemented to address the Commonwealth’s fiscal crisis and the ongoing Title III proceedings under PROMESA described above. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees which could also be negatively affected by fiscal measures such as employee layoffs or furloughs.

United States Virgin Islands

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has credit exposure to USVI government entities.

The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations, and was also severely impacted by Hurricanes Irma and María. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

At September 30, 2017, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $82 million, of which approximately $74 million is outstanding. Of the amount outstanding, approximately (i) $43 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $17 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects.

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $896 million of residential mortgages and $87 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2017.

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 21.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement, which expires on June 30, 2020, continue to be presented as covered assets in the accompanying tables and credit metrics as of September 30, 2017.

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

Certain of the asset quality measures were impacted by the damages caused by the hurricanes, which led to higher delinquencies and nonperforming loans, as payment channels, collection efforts and loss mitigation operations were interrupted and mainly unavailable for the last 10 days of the quarter. A provision was made to the allowance for loans losses based on management’s best estimate of the impact of the hurricanes on the ability of the borrowers to repay their loans, in light of an already fragile economy in Puerto Rico prior to the hurricanes. Management will continue to carefully assess the exposure of the portfolios to hurricane-related factors, economic trends, and their effect on credit quality. The U.S. operations continued to reflect positive results with strong growth and favorable credit quality metrics.

In response to the hurricanes’ effects on its customers, the Corporation implemented a 90-day moratorium, equal to three months of suspended payments for consumer and certain commercial borrowers that were current or less than ninety days past due in their payments as of September 30, 2017. As a result of the moratorium, eligible loans for which the borrower takes advantage of the moratorium do not affect the asset quality measures as the suspended payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans.

Non-performing assets, excluding covered loans and OREO, increased by $24 million from December 31, 2016, mostly related to higher P.R. mortgage NPLs of $20 million, affected by disruptions to payment channels, collections and loss mitigation efforts related to hurricane María. Refer to Table 21 which presents the information of non-performing assets.

At September 30, 2017, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $471 million in the Puerto Rico operations and $33 million in the U.S. operations. These figures compare to $467 million in the Puerto Rico operations and $21 million in the U.S. operations at December 31, 2016. In addition to the non-performing loans included in Table 21 at September 30, 2017, there were $159 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $169 million at December 31, 2016.

Table 21—Non-Performing Assets

	September 30, 2017				December 31, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]	BPPR	BPNA	Popular, Inc.	As a % of loans HIP by category [4]
Commercial	$160,043	$5,309	$165,352	1.5%	$159,655	$3,693	$163,348	1.5%
Construction	99	—	99	—	—	—	—	—
Legacy[1]	—	3,268	3,268	8.7	—	3,337	3,337	7.4
Leasing	2,684	—	2,684	0.4	3,062	—	3,062	0.4
Mortgage	337,967	14,348	352,315	5.4	318,194	11,713	329,907	4.9
Consumer	47,873	14,337	62,210	1.6	51,597	6,664	58,261	1.6

Total non-performing loans held-in-portfolio, excluding covered loans	548,666	37,262	585,928	2.5%	532,508	25,407	557,915	2.5%
Non-performing loans held-for-sale [2]	—	—	—		—	—	—
Other real estate owned (“OREO”), excluding covered OREO	174,406	2,322	176,728		177,412	3,033	180,445

Total non-performing assets, excluding covered assets	$723,072	$39,584	$762,656		$709,920	$28,440	$738,360
Covered loans and OREO [3]	24,951	—	24,951		36,044	—	36,044

Total non-performing assets	$748,023	$39,584	$787,607		$745,964	$28,440	$774,404

Accruing loans past due 90 days or more[5] [6]	$465,127	$—	$465,127		$426,652	$—	$426,652

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.21	0.62	2.53%		3.10	0.45	2.45%
Allowance for loan losses to loans held-in-portfolio	3.06	1.48	2.65		2.73	0.75	2.24
Allowance for loan losses to non-performing loans, excluding held-for-sale	95.55	240.48	104.77		87.88	166.56	91.47

Ratios including covered loans:
Non-performing assets to total assets	2.28	0.40	1.85%		2.51	0.32	2.00%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.13	0.62	2.49		3.02	0.45	2.41
Allowance for loan losses to loans held-in-portfolio	3.16	1.48	2.73		2.81	0.75	2.32
Allowance for loan losses to non-performing loans, excluding held-for-sale	100.95	240.48	109.77		92.90	166.56	96.23

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	There were no non-performing loans held-for-sale as of September 30, 2017 and December 31, 2016.
[3]	The amount consists of $3 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $22 million in covered OREO as of September 30, 2017 (December 31, 2016—$4 million and $32 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $525 million in covered loans at September 30, 2017 (December 31, 2016 —$573 million).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $251 million at September 30, 2017 (December 31, 2016—$282 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $157 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2017 (December 31, 2016—$181 million). Furthermore, the Corporation has approximately $57 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2016—$68 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

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

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $7.4 billion at September 30, 2017, of which $2.0 billion was secured with owner occupied properties, compared with $7.2 billion and $2.0 billion, respectively, at December 31, 2016. CRE non-performing loans, excluding covered loans, amounted to $118 million at September 30, 2017, compared with $130 million at December 31, 2016. The CRE non-performing loans ratios for the BPPR and BPNA segments were 2.63% and 0.12%, respectively, at September 30, 2017, compared with 2.83% and 0.07%, respectively, at December 31, 2016.

For the quarter ended September 30, 2017, total non-performing loan inflows, excluding consumer loans, increased by $5 million, or 5%, when compared to the inflows for the same quarter in 2016. Inflows of non-performing loans held-in-portfolio at the BPPR segment increased by $4 million, or 4%, compared to the inflows for the third quarter of 2016, mostly related to higher mortgage inflows of $10 million, impacted by Hurricane María. Inflows of non-performing loans held-in-portfolio at BPNA remained flat when compared to the same quarter in 2016.

Table 22—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$469,505	$19,641	$489,146	$477,849	$18,743	$496,592
Plus:
New non-performing loans	105,498	9,376	114,874	316,638	21,615	338,253
Advances on existing non-performing loans	—	64	64	—	123	123
Less:
Non-performing loans transferred to OREO	(9,484)	—	(9,484)	(38,921)	(46)	(38,967)
Non-performing loans charged-off	(14,451)	(129)	(14,580)	(62,339)	(859)	(63,198)
Loans returned to accrual status / loan collections	(52,959)	(6,027)	(58,986)	(195,118)	(16,651)	(211,769)

Ending balance NPLs	$498,109	$22,925	$521,034	$498,109	$22,925	$521,034

Table 23—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$498,665	$21,360	$520,025	$519,385	$21,101	$540,486
Plus:
New non-performing loans	101,010	8,369	109,379	307,456	40,966	348,422
Advances on existing non-performing loans	—	299	299	—	310	310
Reclassification from construction loans to commercial loans	2,436	—	2,436	2,436	—	2,436
Less:
Non-performing loans transferred to OREO	(16,621)	(428)	(17,049)	(41,590)	(873)	(42,463)
Non-performing loans charged-off	(18,384)	(2,281)	(20,665)	(60,207)	(3,376)	(63,583)
Loans returned to accrual status / loan collections	(66,277)	(5,915)	(72,192)	(226,651)	(36,724)	(263,375)
Reclassification from construction loans to commercial loans	(2,436)	—	(2,436)	(2,436)	—	(2,436)

Ending balance NPLs	$498,393	$21,404	$519,797	$498,393	$21,404	$519,797

Table 24—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$162,863	$4,001	$166,864	$159,655	$3,693	$163,348
Plus:
New non-performing loans	8,085	4,027	12,112	55,494	6,409	61,903
Advances on existing non-performing loans	—	—	—	—	4	4
Less:
Non-performing loans transferred to OREO	(76)	—	(76)	(6,028)	—	(6,028)
Non-performing loans charged-off	(3,587)	(49)	(3,636)	(27,924)	(117)	(28,041)
Loans returned to accrual status / loan collections	(7,242)	(2,670)	(9,912)	(21,154)	(4,680)	(25,834)

Ending balance NPLs	$160,043	$5,309	$165,352	$160,043	$5,309	$165,352

Table 25—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$172,584	$3,031	$175,615	$177,902	$3,914	$181,816
Plus:
New non-performing loans	12,520	1,609	14,129	60,206	18,927	79,133
Advances on existing non-performing loans	—	164	164	—	173	173
Reclassification from construction loans to commercial loans	2,436	—	2,436	2,436	—	2,436
Less:
Non-performing loans transferred to OREO	(2,223)	—	(2,223)	(5,141)	—	(5,141)
Non-performing loans charged-off	(7,918)	(141)	(8,059)	(28,086)	(776)	(28,862)
Loans returned to accrual status / loan collections	(10,352)	(1,139)	(11,491)	(40,270)	(18,714)	(58,984)

Ending balance NPLs	$167,047	$3,524	$170,571	$167,047	$3,524	$170,571

Table 26—Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$—	$—	$—	$—	$—	$—
Plus:
New non-performing loans	99	—	99	99	—	99

Ending balance NPLs	$99	$—	$99	$99	$—	$99

Table 27—Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$2,423	$100	$2,523	$3,550	$—	$3,550
Plus:
New non-performing loans	1,150	—	1,150	1,543	671	2,214
Less:
Non-performing loans transferred to OREO	—	—	—	(304)	—	(304)
Non-performing loans charged-off	(985)	—	(985)	(1,103)	—	(1,103)
Loans returned to accrual status / loan collections	(152)	(100)	(252)	(1,250)	(671)	(1,921)
Reclassification form construction loans to commercial loans	(2,436)	—	(2,436)	(2,436)	—	(2,436)

Ending balance NPLs	$—	$—	$—	$—	$—	$—

Table 28—Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$306,642	$12,280	$318,922	$318,194	$11,713	$329,907
Plus:
New non-performing loans	97,314	5,349	102,663	261,045	15,092	276,137
Less:
Non-performing loans transferred to OREO	(9,408)	—	(9,408)	(32,893)	(46)	(32,939)
Non-performing loans charged-off	(10,864)	(66)	(10,930)	(34,415)	(715)	(35,130)
Loans returned to accrual status / loan collections	(45,717)	(3,215)	(48,932)	(173,964)	(11,696)	(185,660)

Ending balance NPLs	$337,967	$14,348	$352,315	$337,967	$14,348	$352,315

Table 29—Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.	BPPR	BPNA	Popular, Inc.
Beginning balance	$323,658	$14,390	$338,048	$337,933	$13,538	$351,471
Plus:
New non-performing loans	87,340	6,715	94,055	245,707	20,167	265,874
Less:
Non-performing loans transferred to OREO	(14,398)	(384)	(14,782)	(36,145)	(829)	(36,974)
Non-performing loans charged-off	(9,481)	(1,994)	(11,475)	(31,018)	(2,400)	(33,418)
Loans returned to accrual status / loan collections	(55,773)	(4,297)	(60,070)	(185,131)	(16,046)	(201,177)

Ending balance NPLs	$331,346	$14,430	$345,776	$331,346	$14,430	$345,776

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to Note 9 and the Critical Accounting Policies / Estimates section of this MD&A for a description of the Corporation’s allowance for loans losses methodology.

Refer to the following table for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters and nine months ended September 30, 2017 and 2016.

Table 30—Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended September 30,
	2017	2017	2017	2016	2016	2016
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$509,206	$30,808	$540,014	$518,139	$30,581	$548,720
Provision for loan losses	157,659	3,100	160,759	42,594	750	43,344

	666,865	33,908	700,773	560,733	31,331	592,064

Charged-offs:
BPPR
Commercial	5,573	—	5,573	13,799	—	13,799
Construction	(9)	—	(9)	951	—	951
Leases	1,733	—	1,733	1,429	—	1,429
Mortgage	17,460	863	18,323	16,002	973	16,975
Consumer	31,793	24	31,817	25,470	411	25,881

Total BPPR charged-offs	56,550	887	57,437	57,651	1,384	59,035

BPNA
Commercial	4,553	—	4,553	155	—	155
Legacy[1]	86	—	86	145	—	145
Mortgage	113	—	113	2,022	—	2,022
Consumer	4,957	—	4,957	2,884	—	2,884

Total BPNA charged-offs	9,709	—	9,709	5,206	—	5,206

Popular, Inc.
Commercial	10,126	—	10,126	13,954	—	13,954
Construction	(9)	—	(9)	951	—	951
Leases	1,733	—	1,733	1,429	—	1,429
Legacy	86	—	86	145	—	145
Mortgage	17,573	863	18,436	18,024	973	18,997
Consumer	36,750	24	36,774	28,354	411	28,765

Total charge-offs	66,259	887	67,146	62,857	1,384	64,241

Recoveries:
BPPR
Commercial	6,011	—	6,011	10,600	—	10,600
Construction	41	—	41	65	—	65
Leases	238	—	238	613	—	613
Mortgage	389	32	421	765	312	1,077
Consumer	4,570	4	4,574	12,649	3	12,652

Total BPPR recoveries	11,249	36	11,285	24,692	315	25,007

BPNA
Commercial	271	—	271	1,328	—	1,328
Legacy[1]	383	—	383	665	—	665
Mortgage	287	—	287	80	—	80
Consumer	1,060	—	1,060	952	—	952

Total BPNA recoveries	2,001	—	2,001	3,025	—	3,025

Popular, Inc.
Commercial	6,282	—	6,282	11,928	—	11,928
Construction	41	—	41	65	—	65
Leases	238	—	238	613	—	613
Legacy	383	—	383	665	—	665
Mortgage	676	32	708	845	312	1,157
Consumer	5,630	4	5,634	13,601	3	13,604

Total recoveries	13,250	36	13,286	27,717	315	28,032

Net loans charged-offs (recovered):
BPPR
Commercial	(438)	—	(438)	3,199	—	3,199
Construction	(50)	—	(50)	886	—	886
Leases	1,495	—	1,495	816	—	816
Mortgage	17,071	831	17,902	15,237	661	15,898
Consumer	27,223	20	27,243	12,821	408	13,229

Total BPPR net loans charged-offs (recovered)	45,301	851	46,152	32,959	1,069	34,028

BPNA
Commercial	4,282	—	4,282	(1,173)	—	(1,173)
Legacy[1]	(297)	—	(297)	(520)	—	(520)
Mortgage	(174)	—	(174)	1,942	—	1,942
Consumer	3,897	—	3,897	1,932	—	1,932

Total BPNA net loans charged-offs (recovered)	7,708	—	7,708	2,181	—	2,181

Popular, Inc.
Commercial	3,844	—	3,844	2,026	—	2,026
Construction	(50)	—	(50)	886	—	886
Leases	1,495	—	1,495	816	—	816
Legacy	(297)	—	(297)	(520)	—	(520)
Mortgage	16,897	831	17,728	17,179	661	17,840
Consumer	31,120	20	31,140	14,753	408	15,161

Total net loans charged-offs (recovered)	53,009	851	53,860	35,140	1,069	36,209

Balance at end of period	$613,856	$33,057	$646,913	$525,593	$30,262	$555,855

Specific ALLL	$115,191	$—	$115,191	$129,057	$—	$129,057

General ALLL	$498,665	$33,057	$531,722	$396,536	$30,262	$426,798

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	0.92%	0.92%	0.63%	0.63%
Provision for loan losses to net charge-offs[3]	2.97	x	2.98	x	1.21	x	1.20	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Net recoveries are related to loans sold or reclassified to held-for-sale.
[3]	Excluding provision for loan losses and net recoveries related to loans sold.

Table 31—Allowance for Loan Losses and Selected Loan Losses Statistics - Year-to-date Activity

	Nine months ended September 30,
	2017	2017	2017	2016	2016	2016
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$510,301	$30,350	$540,651	$502,935	$34,176	$537,111
Provision (reversal) for loan losses	249,681	4,255	253,936	130,202	(1,551)	128,651

	759,982	34,605	794,587	633,137	32,625	665,762

Charged-offs:
BPPR
Commercial	38,219	—	38,219	47,256	—	47,256
Construction	3,646	—	3,646	3,026	—	3,026
Leases	5,030	—	5,030	4,435	—	4,435
Mortgage	53,936	2,700	56,636	45,924	3,078	49,002
Consumer	81,607	134	81,741	78,860	17	78,877

Total BPPR charged-offs	182,438	2,834	185,272	179,501	3,095	182,596

BPNA
Commercial	4,774	—	4,774	1,040	—	1,040
Legacy[1]	669	—	669	388	—	388
Mortgage	1,064	—	1,064	2,595	—	2,595
Consumer	14,476	—	14,476	8,194	—	8,194

Total BPNA charged-offs	20,983	—	20,983	12,217	—	12,217

Popular, Inc.
Commercial	42,993	—	42,993	48,296	—	48,296
Construction	3,646	—	3,646	3,026	—	3,026
Leases	5,030	—	5,030	4,435	—	4,435
Legacy	669	—	669	388	—	388
Mortgage	55,000	2,700	57,700	48,519	3,078	51,597
Consumer	96,083	134	96,217	87,054	17	87,071

Total charge-offs	203,421	2,834	206,255	191,718	3,095	194,813

Recoveries:
BPPR
Commercial	24,274	—	24,274	35,706	—	35,706
Construction	6,210	—	6,210	5,055	—	5,055
Leases	1,284	—	1,284	1,547	—	1,547
Mortgage	2,557	1,279	3,836	2,527	722	3,249
Consumer	15,612	7	15,619	24,838	10	24,848

Total BPPR recoveries	49,937	1,286	51,223	69,673	732	70,405

BPNA
Commercial	1,598	—	1,598	3,273	—	3,273
Legacy[1]	1,752	—	1,752	2,048	—	2,048
Mortgage	880	—	880	407	—	407
Consumer	3,128	—	3,128	3,328	—	3,328

Total BPNA recoveries	7,358	—	7,358	9,056	—	9,056

Popular, Inc.
Commercial	25,872	—	25,872	38,979	—	38,979
Construction	6,210	—	6,210	5,055	—	5,055
Leases	1,284	—	1,284	1,547	—	1,547
Legacy	1,752	—	1,752	2,048	—	2,048
Mortgage	3,437	1,279	4,716	2,934	722	3,656
Consumer	18,740	7	18,747	28,166	10	28,176

Total recoveries	57,295	1,286	58,581	78,729	732	79,461

Net loans charged-offs (recovered):
BPPR
Commercial	13,945	—	13,945	11,550	—	11,550
Construction	(2,564)	—	(2,564)	(2,029)	—	(2,029)
Leases	3,746	—	3,746	2,888	—	2,888
Mortgage	51,379	1,421	52,800	43,397	2,356	45,753
Consumer	65,995	127	66,122	54,022	7	54,029

Total BPPR net loans charged-offs (recovered)	132,501	1,548	134,049	109,828	2,363	112,191

BPNA
Commercial	3,176	—	3,176	(2,233)	—	(2,233)
Legacy[1]	(1,083)	—	(1,083)	(1,660)	—	(1,660)
Mortgage	184	—	184	2,188	—	2,188
Consumer	11,348	—	11,348	4,866	—	4,866

Total BPNA net loans charged-offs (recovered)	13,625	—	13,625	3,161	—	3,161

Popular, Inc.
Commercial	17,121	—	17,121	9,317	—	9,317
Construction	(2,564)	—	(2,564)	(2,029)	—	(2,029)
Leases	3,746	—	3,746	2,888	—	2,888
Legacy	(1,083)	—	(1,083)	(1,660)	—	(1,660)
Mortgage	51,563	1,421	52,984	45,585	2,356	47,941
Consumer	77,343	127	77,470	58,888	7	58,895

Total net loans charged-offs (recovered)	146,126	1,548	147,674	112,989	2,363	115,352

Net recoveries[2]	—	—	—	5,445	—	5,445

Balance at end of period	$613,856	$33,057	$646,913	$525,593	$30,262	$555,855

Specific ALLL	$115,191	$—	$115,191	$129,057	$—	$129,057

General ALLL	$498,665	$33,057	$531,722	$396,536	$30,262	$426,798

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	0.85%	0.84%	0.67%	0.67%
Provision for loan losses to net charge-offs[3]	1.71	x	1.72	x	1.15	x	1.12	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Net recoveries are related to loans sold.
[3]	Excluding provision for loan losses and net recoveries related to loans sold or reclassified to held-for-sale.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine months ended September 30, 2017 and 2016.

Table 32—Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended
	September 30, 2017			September 30, 2016
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	(0.02)%	0.43%	0.14%	0.18%	(0.15)%	0.08%
Construction	(0.22)	—	(0.02)	3.34	—	0.48
Leases	0.80	—	0.80	0.49	—	0.49
Legacy	—	(3.11)	(3.11)	—	(4.26)	(4.26)
Mortgage	1.19	(0.10)	1.04	1.04	0.94	1.03
Consumer	3.31	3.08	3.28	1.55	1.41	1.53

Total annualized net charge-offs to average loans held-in-portfolio	1.07%	0.52%	0.92%	0.77%	0.17%	0.63%

	Nine months ended
	September 30, 2017			September 30, 2016
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	0.26%	0.11%	0.21%	0.21%	(0.10)%	0.12%
Construction	(3.77)	—	(0.42)	(2.52)	—	(0.38)
Leases	0.69	—	0.69	0.59	—	0.59
Legacy	—	(3.59)	(3.59)	—	(4.11)	(4.11)
Mortgage	1.18	0.03	1.05	0.98	0.34	0.90
Consumer	2.71	3.10	2.76	2.17	1.21	2.04

Total annualized net charge-offs to average loans held-in-portfolio	1.04%	0.31%	0.85%	0.85%	0.08%	0.67%

Table 33—Composition of ALLL

	September 30, 2017
(Dollars in thousands)	Commercial	Construction	Legacy [2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$40,863	$—	$—	$450	$51,421	$22,457	$115,191
Impaired loans [1]	$328,704	$—	$—	$1,468	$519,228	$105,387	$954,787
Specific ALLL to impaired loans [1]	12.43%	—%	—%	30.65%	9.90%	21.31%	12.06%

General ALLL	$228,106	$8,822	$872	$9,982	$122,469	$128,414	$498,665
Loans held-in-portfolio, excluding impaired loans [1]	$10,898,391	$823,325	$37,508	$753,413	$6,010,007	$3,696,019	$22,218,663
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	2.09%	1.07%	2.32%	1.32%	2.04%	3.47%	2.24%

Total ALLL	$268,969	$8,822	$872	$10,432	$173,890	$150,871	$613,856
Total non-covered loans held-in-portfolio [1]	$11,227,095	$823,325	$37,508	$754,881	$6,529,235	$3,801,406	$23,173,450
ALLL to loans held-in-portfolio [1]	2.40%	1.07%	2.32%	1.38%	2.66%	3.97%	2.65%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At September 30, 2017, the general allowance on the covered loans amounted to $33.1 million.

Table 34—Composition of ALLL

	December 31, 2016
(Dollars in thousands)	Commercial	Construction	Legacy[2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$42,375	$—	$—	$535	$44,610	$23,857	$111,377
Impaired loans [1]	$338,422	$—	$—	$1,817	$506,364	$109,454	$956,057
Specific ALLL to impaired loans [1]	12.52%	—%	—%	29.44%	8.81%	21.80%	11.65%

General ALLL	$160,279	$9,525	$1,343	$7,127	$103,324	$117,326	$398,924
Loans held-in-portfolio, excluding impaired loans [1]	$10,460,085	$776,300	$45,293	$701,076	$6,189,997	$3,644,939	$21,817,690
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.53%	1.23%	2.97%	1.02%	1.67%	3.22%	1.83%

Total ALLL	$202,654	$9,525	$1,343	$7,662	$147,934	$141,183	$510,301
Total non-covered loans held-in-portfolio [1]	$10,798,507	$776,300	$45,293	$702,893	$6,696,361	$3,754,393	$22,773,747
ALLL to loans held-in-portfolio [1]	1.88%	1.23%	2.97%	1.09%	2.21%	3.76%	2.24%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2016, the general allowance on the covered loans amounted to $30.4 million.

Non-covered loans portfolio

At September 30, 2017, the allowance for loan losses, increased by $104 million when compared with December 31, 2016.

The allowance for loan losses at the BPPR segment increased by $56 million to $524 million, or 3.06% of non-covered loans held-in-portfolio when compared to December 31, 2016. The environmental factors reserve, which considers unemployment and deterioration in economic activity, increased by $64 million to $122 million based on management’s best estimate, including the hurricanes’ impact on the loan portfolios using currently available information. While the total reserve was increased to $122 million as the near mid-range loss estimate, management’s loan loss estimate ranged from approximately $70 million to $160 million. Since there is significant uncertainty with respect to the full extent of the impact due to the unprecedented nature of Hurricane Maria, the estimate is judgmental and subject to change as conditions evolve. Management will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality. The ratio of the allowance to non-performing loans held-in-portfolio was 95.55% at September 30, 2017, compared with 87.88% at December 31, 2016.

The allowance for loan losses at the BPNA segment increased to $90 million, or 1.48% of loans held-in-portfolio, compared with $42 million, or 0.75% of loans held-in-portfolio, at December 31, 2016, driven by higher reserves for the U.S. Taxi Medallion portfolio. The ratio of the allowance to non-performing loans held-in-portfolio at the BPNA segment was 240.48% at September 30, 2017, compared with 166.56% at December 31, 2016.

Covered loans portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $33 million at September 30, 2017, compared to $30 million at December 31, 2016. This increase was mainly due to adjustments in the estimated cash flows of purchased credit impaired loans accounted for under ASC 310-10 to reflect the three-month payment moratorium offered to certain eligible borrowers.

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

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, amounted to $1.3 billion at September 30, 2017, increasing by $17 million, or 1.4%, from December 31, 2016. TDRs in accruing status increased by $30 million from December 31, 2016 to $1.1 billion at September 30, 2017, due to sustained borrower performance, while non-accruing TDRs decreased by $13 million.

Refer to Note 9 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The tables that follow present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2017 and December 31, 2016.

Table 35—Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

	September 30, 2017
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	115	$273,925	13%

[1]	Based on outstanding balance of total impaired loans.

	December 31, 2016
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	118	$283,782	8%

[1]	Based on outstanding balance of total impaired loans.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 4, “New Accounting Pronouncements” to the Consolidated Financial Statements.

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

No adjustments are reflected for the quarter and nine months ended September 30, 2017. Tables 36 and 37 present a reconciliation of reported results to Adjusted net income for the quarter and nine months ended September 30, 2016.

Table 36—Adjusted Net Income for the Quarter Ended September 30, 2016 (Non-GAAP)

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

Table 37—Adjusted Net Income for the Nine Months Ended September 30, 2016 (Non-GAAP)

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, due to the disruption in power and telecommunications caused by hurricanes Irma and Maria and the resulting inability of certain of the Corporation’s bank branches to communicate electronic data through our network, some automated processes for the recording or capture of certain bank branch transactions were performed manually. Management implemented certain temporary modifications to its internal controls, the effectiveness of which has not been tested, in order to be able to capture and record these transactions. Based on the information currently available, management believes that these changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 have not materially affected, nor are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 22, “Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and under “Part I - Item 1A - Risk Factors” in our 2016 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors below and in our 2016 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2016 Form 10-K, except for the items listed below.

The risks described in our 2016 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

Recent hurricanes caused extensive damage in Puerto Rico, our primary market, and in other markets in which we operate, which could have a material adverse effect on such jurisdictions’ economies and could materially adversely affect us.

During the month of September 2017, Hurricanes Irma and Maria, two major hurricanes, caused extensive destruction in Puerto Rico, the U.S. Virgin Islands (“USVI”) and the British Virgin Islands (“BVI”), disrupting the primary markets in which Banco Popular de Puerto Rico (“BPPR”) does business. Most relevant, Hurricane Maria made landfall on September 20, 2017, causing severe wind and flood damage to infrastructure, homes and businesses throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electrical power, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed and the government imposed a mandatory curfew. The hurricanes caused a significant disruption to the island’s economic activity. Most business establishments, including retailers and wholesalers, financial institutions, manufacturing facilities and hotels, were closed for several days.

Puerto Rico and the USVI were declared disaster zones by President Trump due to the impact of the hurricanes, thus making them eligible for Federal assistance. Notwithstanding the significant recovery operation that is underway by the Federal, state and local governments, as of the date of this report, most businesses and homes in Puerto Rico and the USVI remain without power, other basic utility and infrastructure remains significantly impacted, and many businesses are partially operating or remain closed. Electronic transactions, a significant source of revenue for the bank, have also declined significantly as a result of the lack of power and telecommunication services. Several reports indicate that the hurricanes have also accelerated the outmigration trends that Puerto Rico was experiencing, with many residents moving to the mainland United States, either on a temporary or permanent basis.

While it is too early to assess and quantify the full extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity, the damages are substantial and have, at least in the short-term, had a material adverse impact on economic activity, as reflected by, among other things, the slowdown in production and sales activity and the reduction in the government’s tax revenues. Employment levels are also expected to decrease at least in the short-term. The speed at which the government is able to restore power and other basic services throughout Puerto Rico, which we are not able to predict, will be a critical variable in determining the extent of the impact on economic activity. Furthermore, the hurricanes severely damaged or destroyed buildings, homes and other structures, impacting the value of such properties, some of which may serve as collateral to our loans. While our collateral is generally insured, the value of such insured structures, as well as other structures unaffected by the hurricanes, may be significantly impacted. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes.

Our credit exposure is concentrated in Puerto Rico, which accounted as of September 30, 2017 for approximately 80% of our year-to-date revenues, 75% of our total assets and 78% of our deposits. As such, our financial condition and results of operations are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets and asset values in Puerto Rico. The deterioration in economic activity and potential impact on asset values resulting from the hurricanes, when added to Puerto Rico’s ongoing fiscal crisis and recession, could materially adversely affect our business, financial condition, liquidity, results of operations and capital position in a manner greater than estimated by management and reflected in our financial statements for the quarter ended September 30, 2017. To a lesser extent, we are also exposed to other areas that were similarly affected by the hurricanes, such as the US and British Virgin Islands, where as of September 30, 2017 we had 2% of our total assets, 3% of our deposits and accounted for approximately 3% of our year-to-date revenues.

Recent hurricanes caused significant disruptions to our BPPR operations and negatively impacted our results of operations as well as certain of the Corporation’s asset quality ratios. Furthermore, while the Corporation has made an allowance for loan losses based on management’s current best estimate of the impact of the hurricanes, there is significant uncertainty with respect to the full extent of the impact of the hurricanes and, as a result, the financial impact on the Corporation’s financial condition and results of operations could be significantly greater.

The recent hurricanes, especially Hurricane Maria, significantly disrupted our operations and negatively impacted certain of the Corporation’s asset quality ratios. Hurricane Maria impacted our branch and ATM network, with certain branches and ATMs still closed to this day. As of November 7, 2017, we have been able to resume operations in approximately 85% of BPPR’s branches and 69% of our ATMs are operational. The lack of power and telecommunications services has also affected the infrastructure necessary to process electronic transactions by our customers. Our ability to reopen our remaining branches and ATMs, as well as the recovery of merchant transaction activity, principally depends on the government’s ability to restore electricity and other basic infrastructure, the timing of which remains uncertain.

These hurricanes adversely affected our operations and financial performance during the third quarter of 2017, resulting in additional operating expenses (net of insurance receivables) of approximately $9.5 million and an incremental provision for loan losses related to the impact of the hurricanes of approximately $69.9 million. In addition, our non-interest income was lower by $16.4 million when compared to the second quarter of 2017, reflecting, in part, the effect of the disruption caused by the hurricanes in a number of categories, including credit and debit card fees and other service fees and charges.

The effects of the hurricanes continue to adversely affect our operations during the fourth quarter of 2017 as most of the island continues to be without power and our operations, and those of many of our customers, continue to be significantly affected. Although management has made estimates as to the probable losses related to the hurricanes as part of its evaluation of the allowance for loan and lease losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact that the hurricanes will have on the credit quality of our loan portfolios. In affected areas, the value of our loan collateral and the extent to which damages to properties collateralizing loans, among other factors, may further impact those estimates of losses. The extent of the economic impact of the hurricanes is also impossible to determine with certainty at this time as it is partly dependent on the time it takes the government to restore power and other basic infrastructure services and the effects of the potential influx of Federal emergency funds and private insurance proceeds. As management continues to assess the impact of these hurricanes on economic activity, asset values in Puerto Rico, and our customers in particular, our results of operations may continue to be adversely affected, and such adverse impact could be material to us and exceed management’s current estimates.

Measures implemented by Popular to address customer needs as a result of the recent hurricanes, including fee waivers and temporary payment moratorium across most loan portfolios, have had, and are expected to continue to have, a negative impact on results of operations and liquidity.

Given the widespread level of disruption to basic infrastructure and commercial activity in the regions impacted by the passage of hurricanes Irma and Maria, BPPR decided to adopt certain measures to assist its customers in affected areas. These measures include the waiver of certain fees and charges, such as late payment charges and ATM transaction fees and a temporary payment moratorium of three months to eligible borrowers across most loan portfolios during which BPPR will continue to accrue interest on the loans.

These measures, while important to assist in the recovery of our customers post-hurricane, will negatively impact our results of operations and liquidity. For example, the waiver of fees and other charges impacted the Corporation’s revenues for the third quarter and the Corporation estimates that revenues in the fourth quarter will also be negatively impacted by such waivers. The moratorium measures, whose ultimate effect will depend in part on the number of customers who take advantage of such plans, will also impact our liquidity not only due to principal and interest payments that BPPR will not receive during the period, but also as a result of loans serviced by the Corporation where we are required to advance to the owners the payment of principal and interest on a scheduled basis even when such payment is not collected from the borrower.

Management believes that the liquidity impact of these measures will not be significant in light of BPPR’s existing liquidity resources and that BPPR has sufficient liquidity to meet anticipated cash flow obligations. However, no assurance can be given that BPPR will have access to sufficient liquidity sources, or that BPPR may not have to rely on more expensive funding sources, if there were unanticipated demands on its liquidity due to deteriorating market conditions or any future stress event. Furthermore, because of the moratoriums, we will have limited visibility as to the impact of the hurricanes on the financial condition of our retail customers and the credit quality of our loan portfolio until the end of the moratorium period when borrowers have to resume loan repayments.

Recent hurricanes have significantly affected government operations in Puerto Rico and the USVI, which could materially affect the value of our portfolio of government securities and loans to government entities in Puerto Rico and the USVI.

The recent hurricanes have caused significant disruption in economic activity and government operations in Puerto Rico and the USVI. While it is too early to quantify the effects of these hurricanes on the financial condition of the affected government entities, the negative economic and other effects from the hurricanes could result in reduced revenues from taxes and services as well as extraordinary expenses that may not be fully offset by Federal and other extraordinary assistance. We have direct exposure to various Puerto Rico and USVI government entities, the majority of which consists of loans to various Puerto Rico municipalities that are principally backed by property tax revenues. Further deterioration of the fiscal situation of the Puerto Rico and USVI government entities to which we have exposure could adversely affect the value of our loans and securities that are directly or indirectly payable from or guaranteed by Puerto Rico and USVI government entities, resulting in losses to us. For a discussion of our exposure to the Puerto Rico and USVI government entities, refer to the Geographic and Government Risk section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Recent hurricanes have caused significant disruptions in power and telecommunications in Puerto Rico, which have required us to adopt temporary modifications to our internal controls, the effectiveness of which has not been tested by management in connection with our annual Sarbanes-Oxley Act assessment and which, if determined to be ineffective, could materially affect our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The loss of power and telecommunications and the resulting inability of certain of the Corporation’s bank branches to communicate electronic data through our network caused some automated processes for the recording or capture of certain bank branch transactions to be performed manually. While management has evaluated and believes that the temporary modifications implemented and mitigating controls in place are adequate to maintain an effective control over financial reporting, management has not yet tested the effectiveness of these modified controls in connection with its annual assessment of the effectiveness of internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act and cannot be certain that the new temporary processes will ensure that we maintain adequate controls over the processing of certain bank transactions. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If these controls were deemed ineffective, management or our outside auditors could conclude that there is a deficiency in our internal control over financial reporting, which, until remediated, could result in misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. If such deficiency rises to the level of a material weakness in internal control over financial reporting, it would mean that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Any failure to maintain effective internal controls could also cause us to fail to meet our reporting obligations on a timely basis and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of September 30, 2017 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

There were no purchases of Common Stock during the quarter ended September 30, 2017 under the 2004 Omnibus Incentive Plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

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

POPULAR, INC.

(Registrant)

Date: November 9, 2017	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: November 9, 2017	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller