Form 10-K
period 2017-12-31
POPULAR INC
filed 2018-03-01
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $4,195,191,800 based upon the reported closing price of $41.71 on the NASDAQ Global Select Market on that date.

As of February 23, 2018, there were 102,173,601 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2017 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 21, 2018.

Forward-Looking Statements

The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (“Popular,” the “Corporation,” “we,” “us,” “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital market conditions, capital adequacy and liquidity, the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations, the impact of Hurricanes Irma and Maria on us, and the anticipated impact of our acquisition and assumption, if consummated, of certain assets and liabilities of Reliable Financial Services and Reliable Finance Holding Company, subsidiaries of Wells Fargo & Company, related to Wells Fargo’s retail auto loan and commercial auto dealership financing business in Puerto Rico (the “Reliable Transaction”). All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth or decline in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve and, in particular, in Puerto Rico, where a significant portion of our business is concentrated;

•	the impact of Hurricanes Irma and Maria on the economies of Puerto Rico and the U.S. and British Virgin Islands, and on our customers and our business, including the impact of measures taken by us to address customer needs;

•	the impact of the Commonwealth of Puerto Rico’s fiscal crisis, and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board, on the economy, our customers and our business;

•	the impact of the Commonwealth’s fiscal and economic condition on the value and performance of our portfolio of Puerto Rico government securities and loans to governmental entities, as well as on our commercial, mortgage and consumer loan portfolios where private borrowers could be directly affected by governmental action;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation assessments;

•	possible legislative, tax or regulatory changes;

•	the impact of the Tax Cuts and Job Act on our business and our customers;

•	a failure in or breach of our operational or security systems or infrastructure as a result of cyberattacks or otherwise, including those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, and other third parties providing services to us; and

•	risks related to the Reliable Transaction, if consummated.

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

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part I, Item 3. Legal Proceedings”, is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $44.3 billion, total deposits of $35.5 billion and stockholders’ equity of $5.1 billion at December 31, 2017. At December 31, 2017, we ranked among the 50 largest U.S. banks based on total assets according to information gathered and disclosed by the Federal Reserve Board.

We operate in two principal markets:

•	Puerto Rico: We provide retail, mortgage and commercial banking services through our principal banking subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or “BPPR”), as well as auto and equipment leasing and financing, investment banking, broker-dealer and insurance services through specialized subsidiaries.

•	Mainland United States: We operate Banco Popular North America (“BPNA”), a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, New Jersey and Florida, under the name of Popular Community Bank (“PCB”).

Our two reportable business segments for accounting purposes, BPPR and BPNA, correspond to our Puerto Rico and mainland United States businesses, respectively. We report our 16.10% ownership interest in EVERTEC, Inc. (“EVERTEC”), the financial transaction processing and technology company that provides those services to our business, and our 15.84% ownership interest in Centro Financiero BHD León, S.A., a diversified financial services institution operating in the Dominican Republic, in our “Corporate” group, which also includes the holding company operations and certain other equity investments.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale, which amounted to $517 million and $132 million, respectively at December 31, 2017.

The sections that follow provide a description of significant matters and transactions that have impacted or will impact our current and future operations.

SIGNIFICANT EVENTS

Entry into an Agreement to Acquire Wells Fargo’s Auto Finance Business in Puerto Rico

On February 14, 2018, Popular, Inc. announced that BPPR has agreed to acquire and assume from Reliable Financial Services, Inc. and Reliable Finance Holding Company, subsidiaries of Wells Fargo & Company (“Wells Fargo”), certain assets and liabilities related to Wells Fargo’s auto finance business in Puerto Rico (“Reliable”).

As part of the transaction, BPPR will acquire approximately $1.5 billion in retail auto loans and $340 million in commercial loans. The acquired auto loan portfolio has credit characteristics that are similar to BPPR’s existing self-originated portfolio. BPPR will also acquire certain other assets and assume certain liabilities of Reliable.

The purchase price for the all-cash transaction is expected to be approximately $1.7 billion, reflecting an aggregate discount of 4.5% on the assets to be acquired. BPPR will fund the purchase price with existing liquidity. The transaction is not subject to the receipt by the parties of any further regulatory approvals. Subject to satisfaction of customary closing conditions, Popular anticipates the transaction to close during the second quarter of 2018 and be accretive to earnings.

On or after closing, Reliable employees will become employees of BPPR. Reliable will continue operating independently as a division of BPPR for a period of time after closing to provide continuity of service to Reliable customers while allowing us to assess best practices before integrating Reliable’s operations with Popular Auto’s operations.

Hurricanes Irma and Maria

During September 2017, Hurricanes Irma and Maria (the “hurricanes”) impacted Puerto Rico, the U.S. and British Virgin Islands, causing extensive damage and disrupting the markets in which BPPR does business.

Puerto Rico and the USVI were declared disaster zones by President Trump due to the impact of the hurricanes, thus making them eligible for Federal assistance. Notwithstanding the significant recovery operation that is underway by the Federal, state and local governments, as of the date of this report, a number of businesses and homes in Puerto Rico and the USVI remain without power, and some businesses are partially operating or remain closed, while others have permanently closed.

The damages caused by the hurricanes are substantial and have had a material adverse impact on economic activity in Puerto Rico. It is still, however, too early to fully assess and quantify the extent of the damages caused by the hurricanes, as well as their long-term impact on economic activity. Employment levels have also decreased in the short-term and could continue to decline as a result of impact of the hurricanes on economic activity and outmigration trends.

Decline as a result of the impact of the hurricane on economic activity and outmigration trends

During the year ended December 31, 2017, the Corporation recorded $88.0 million in pre-tax hurricane-related expenses, including an incremental provision for loan losses of $67.7 million, which includes $5.8 million for the covered loan portfolio (described below). These amounts are net of amounts receivable for related insurance claims of $1.1 million related to physical damages to the Corporation’s premises, equipment and other real estate owned (“OREO”).

In addition to the incremental provision and direct operating expenses, results for year ended December 31, 2017 were impacted by the hurricanes in the form of a reduction in revenue resulting from reduced merchant transaction activity, the waiver of certain late fees and service charges, including ATM transaction fees, to businesses and consumers in hurricane-affected areas, as well as the economic and operational disruption in the Corporation’s mortgage origination, servicing and loss mitigation activities due to the hurricanes’ operational and economic impact. These resulted in a decrease in revenue of approximately $31 million when compared to pre-hurricane levels.

While significant progress has been made in economic and transactional activity since September, we continue to assess the impact of the hurricanes on our customers and our loan portfolios.

Refer to additional information on Note 2 to the Financial Statements, Hurricanes Irma and Maria, and the Overview, Provision for Loan Losses and Operating Expenses sections of Management’s Discussion and Analysis included in this Form 10-k.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law by President Trump. The Act, among other things, reduced the maximum corporate tax rate from 35% to 21% in the U.S. As a result, during the fourth quarter of 2017, the Corporation recorded an income tax expense of $168.4 million related to the write-down of the deferred tax asset (“DTA”) from its U.S. operations.

The Act contains other provisions, effective on January 1, 2018, which may impact the Corporation’s tax calculations and related income tax expense in future years.

Puerto Rico Business

We offer in Puerto Rico a variety of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $34.7 billion, deposits of $29.1 billion and stockholder’s equity of $3.7 billion at December 31, 2017. BPPR accounted for 78% of our total consolidated assets at December 31, 2017. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

The banking operations of BPPR are primarily based in Puerto Rico, where BPPR has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. The following table contains information of BPPR’s operations as of December 31, 2017:

	Branches	ATMs	Aggregate Assets ($ in billions)	Total Deposits ($ in billions)
Puerto Rico	168	633	$33.18	$27.87
U.S. Virgin Islands	8	16	0.50	0.91
British Virgin Islands	1	6	0.29	0.33
New York	1	—	0.45	—

Our Puerto Rico operations include those of Popular Auto, LLC, a wholly-owned subsidiary of BPPR, a vehicle and equipment financing, leasing and daily rental company. The residential mortgage origination business is conducted by Popular Mortgage, a division of BPPR. In Puerto Rico, we also offer financial advisory, investment and securities brokerage services for institutional and retail customers through our securities broker-dealer Popular Securities, LLC, (“Popular Securities”), a wholly-owned subsidiary of Popular. As of December 31, 2017, Popular Securities had $26.1 million in total assets and $4.1 billion in assets under management. In addition, BPPR has various special purpose vehicles holding specific assets acquired in satisfaction of loans for real estate development projects and commercial loans.

We offer insurance and reinsurance services through Popular Insurance, LLC, a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $19.1 million and $18.6 million, respectively, for the year ended December 31, 2017. We also own Popular Risk Services, LLC, an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.

Mainland United States Business

Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2017, PNA had one principal subsidiary, BPNA, a full service commercial bank incorporated in the state of New York.

The banking operations of BPNA in the United States mainland are based in three states and are conducted under the name of Popular Community Bank. The following table contains information of BPNA’s operations as of December 31, 2017:

State	Branches	ATMs	Aggregate Assets ($ in billions)	Total Deposits ($ in billions)
New York	34	83	$3.35	$2.66
New Jersey	6	9	0.05	0.46
Florida	11	18	2.06	1.88
Other non-retail banking operations	—	—	3.71	1.69

In addition, BPNA owns all of the outstanding stock of E-LOAN, Inc., Popular Insurance Agency USA, and Popular Equipment Finance, Inc., which ceased originations and holds a run-off portfolio of a lease financing portfolio with a balance of $11.2 million at December 31, 2017. E-LOAN, Inc. supported BPNA’s deposit gathering through its online platform until March 31, 2017, when those operations were transferred to Popular Direct, a division of BPNA. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker offering insurance and investment products across the BPNA branch network. Total revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2017 were $3.1 million.

Lending Activities

We concentrate our lending activities in the following areas:

(1)	Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations and to finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income-producing real estate properties as well as owner-occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income-producing real estate properties and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non-owner-occupied CRE loans are generally made to finance office and industrial buildings, healthcare facilities, multifamily buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

(2)	Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year amortization term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice has been to sell a majority of our conforming loan originations in the secondary mortgage market.

(3)	Consumer. Consumer loans are mainly comprised of personal loans, credit cards, and automobile loans, and to a lesser extent home equity lines of credit (“HELOCs”) and other loans made by banks to individual borrowers. In this area, BPPR and BPNA offer four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. HELOCs include both home equity loans and lines of credit secured by a first or second mortgage on the borrower’s residence, which allows customers to borrow against the equity in their homes. Real estate market values as of the time HELOCs are granted directly affect the amount of credit extended and, in addition, changes in these values impact our exposure to losses in this type of loan.

(4)	Construction. Construction loans are CRE loans to companies or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction loan portfolio primarily consists of retail, residential (land and condominiums), office and warehouse product types. These loans are generally underwritten and managed by a specialized real estate group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule. BPPR is currently originating a limited amount of new construction loans.

(5)	Lease Financings. Lease financings are offered by BPPR and are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

(6)	Legacy. At BPNA, we carry a legacy portfolio comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at BPNA.

Covered Loans.

On April 30, 2010, BPPR acquired most of the loan portfolio of the former Westernbank Puerto Rico from the FDIC, as receiver (the “Westernbank FDIC-assisted transaction”). Loans acquired in the Westernbank FDIC-assisted transaction that are subject to a loss sharing agreement with the FDIC are referred to as “covered loans.” “Covered” foreclosed other real estate properties are also subject to loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to assets covered by such agreements (the “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse BPPR for 80% of all qualifying losses with respect to the covered assets during the covered period. BPPR will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed BPPR. The FDIC loss sharing period under the loss sharing agreement for commercial (including construction) and consumer loans ended on June 30, 2015, with additional recovery sharing for three years thereafter. The loss sharing agreement for single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years (ending on the quarter ending June 30, 2020).

Because of the loss protection provided by the FDIC, the risks of the covered loans are significantly different from other loans in our portfolio, and thus we have determined to segregate them in our financial statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Covered loans are reported in loans exclusive of the estimated FDIC loss share indemnification asset.

At December 31, 2017, covered loans totaled $ 517 million or 1% of total consolidated assets of Popular.

In connection with the Westernbank FDIC-assisted transaction, BPPR agreed to make a true-up payment to the FDIC following the expiration of the loss-share period or upon the final disposition of all covered assets if losses on the loss sharing agreements fail to reach expected levels. At December 31, 2017, the carrying amount of the true-up payment obligation amounted to $165 million. For a discussion of the true-up payment obligation, please refer to Note 11 to the accompanying financial statements.

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

Our loan portfolio is diversified by loan category. However, approximately 66% of our non-covered loan portfolio at December 31, 2017 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2017. “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category (non-covered) (dollars in millions)	BPPR	%	BPNA	%	POPULAR	%
C&I	$2,891	16	$1,005	16	$3,896	16
CRE	4,375	24	3,218	52	7,593	31
Construction	95	1	785	12	880	4
Legacy	—	—	33	1	33	—
Leases	810	4	—	—	810	3
Consumer	3,330	19	480	8	3,810	16
Mortgage	6,577	36	694	11	7,271	30

Total	$18,078	100	$6,215	100	$24,293	100

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. For a discussion of our loan portfolio and our exposure to the Government of Puerto Rico, see “Financial Condition – Loans” and “Credit Risk – Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2017, our credit exposure was centered in our $ 24.3 billion non-covered loan portfolio which represented 60% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

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

The Corporation also has a Corporate Loan Review and Model Risk Monitoring (“CLR & MRM“) Division. Through the Commercial Loan Review Unit at the Corporate Loan Review Department (“CLRD”), CLR & MRM evaluates compliance with the Bank’s Commercial Credit Norms and Procedures and the precision of risk rating accuracy. The CLRD performs annual credit process reviews of several commercial portfolios, including small and middle market, construction, asset-based and corporate banking lending groups in BPPR, as well as BPNA’s commercial and construction portfolios. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of credit and collateral documentation. The monitoring performed by CLRD contributes to assess compliance with credit policies and underwriting standards, to determine the current level of credit risk, to evaluate the effectiveness of the credit management process and to identify control deficiencies that may arise in the credit-origination and management processes. Based on its findings, CLRD develops recommendations to implement corrective actions, if necessary, that help in maintaining a sound credit process and that credit risk is kept at an acceptable level.

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

As of December 31, 2017, $ 4.5 billion, or 61%, of our commercial and construction loans in Puerto Rico were secured by real estate, while in the mainland United States these figures totaled $ 4.0 billion, or 80%, respectively.

Consumer, Mortgage and Lease Financings: Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and Fair Isaac Corporation (FICO) credit score. Credit reports are obtained and reconciled with the financial statements provided to us. Although a standard industry definition for subprime loans does not exist, for risk assessment purposes, subprime consumer and mortgage loans in the BPPR segment are determined based on the final rule definition of higher risk consumer loans issued by the FDIC which was made effective during 2013. A higher-risk consumer loan is defined as a loan where, as of origination, or as of refinance, the probability of default (PD) within two years is greater than 20%. In Puerto Rico, as of December 31, 2017, consumer and mortgage loans with subprime characteristics consisted of $119.8 million (4% of the Puerto Rico consumer loan portfolio) and $645.1 million (10% of the Puerto Rico mortgage loan portfolio), respectively. Since the final rule definition is not applicable to our U.S. operation, subprime loans in the BPNA segment are defined as borrowers with one or a combination of certain credit risk factors, such as FICO credit scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios (higher than 50%) and inferior payment history, including factors such as defaults and limited credit history. As of December 31, 2017, our mainland United States consumer and mortgage loans with subprime characteristics consisted of $54.6 million (or 11% of the U.S. mainland consumer loan portfolio) and $195.3 million (or 28% of U.S. mainland mortgage loans portfolio). As part of the restructuring in 2008 of our U.S. mainland operations, we discontinued originating loans with subprime characteristics in those operations, including the U.S. non-conventional mortgage loan portfolio and E-LOAN, Inc. Popular does not target subprime borrowers and does not offer products specifically designed for subprime borrowers.

As of December 31, 2017, there was a nominal amount of interest-only loans in our consumer loans portfolio and $76.0 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have a significant amount of adjustable rate mortgage loans in our Puerto Rico portfolio, except for a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product, with a term of up to 40 years, provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% fixed-rate for the remaining term. Consistent with our credit policies, the underwriting and loan approval process for our step loan mortgage product is based on a number of factors, including an assessment of each borrower’s personal financial condition (including verification of income, assets and FICO credit score), as well as debt-to-equity ratio, reserves, loan-to-value and prior mortgage experience. While Popular has not established specific limits for FICO credit scores, debt-to-income ratios and loan-to-values applicable to this product, the underwriting parameters applied to this product are generally similar to the standards used for the underwriting of our non-conforming loans, except for higher loan-to-value ratios (90% or higher). As of December 31, 2017, Popular had $330.5 million of these step loans.

As of December 31, 2017, $6.6 billion, or 66%, of our total consumer loans, including mortgage loans, in Puerto Rico were secured by real estate. In the United States mainland, these figures totaled $ 0.9 billion, or 75%, respectively. Lease financings are also secured by the underlying asset.

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

Loans to borrowers with financial difficulties can be modified as a loss mitigation alternative. New terms and conditions of these loans are individually evaluated to determine a feasible loan restructuring. In many consumer and mortgage loans, a trial period is established where the borrower has to comply with three consecutive monthly payments under the new terms before implementing the new structure. Loans that are restructured, renewed or extended due to financial difficulties and the terms reflect concessions that would not otherwise be granted are considered as Troubled Debt Restructurings (“TDRs”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. TDRs also include loans for which the Corporation has entered into liquidation proceedings with borrowers in which neither principal or interest is forgiven, but the Corporation accepts payments which are different than the contractual payment schedule. Refer to additional information on TDRs on Note 10 to the consolidated financial statements included in the Annual Report for the year ended December 31, 2017.

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

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The principal competitors for BPPR include locally based commercial banks and a few large U.S. and foreign banks with operations in Puerto Rico. On February 27, 2015, BPPR entered into an FDIC assisted-transaction in which, in an alliance with co-bidders, including BPNA, it acquired certain assets and all deposits, except for certain non-brokered deposits, under receivership of Doral Bank. While the number of banking competitors in Puerto Rico has been reduced in recent years as a result of consolidations, these transactions have allowed some of our competitors to gain greater resources, such as a broader range of products and services. As of December 31, 2017, there were 8 commercial banks operating in Puerto Rico.

We also compete with specialized players in the local financial industry that are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include brokerage firms, mortgage companies, insurance companies, automobile and equipment finance companies, local and federal credit unions (locally known as “cooperativas”), credit card companies, consumer finance companies, institutional lenders and other financial and non-financial institutions and entities. Credit unions generally provide basic consumer financial services. These competitors collectively represent a significant portion of the market and have lower cost structure and fewer regulatory constraints. As previously mentioned, on February 14, 2018, BPPR entered into an agreement to acquire $1.8 billion in retail auto and commercial loans from Reliable Financial Services, Inc., Wells Fargo’s auto finance business in P.R.

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

Employees

At December 31, 2017, we employed 7,784 full time equivalent employees, of which 7,101 were located in Puerto Rico and the Virgin Islands and 683 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Financial Information About Segments

Our corporate structure consists of two reportable segments — BPPR and BPNA. A “Corporate” group has been defined to support the reportable segments. Revenue from the 16.10% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

For further information about our segments, see “Reportable Segment Results” in the Management’s Discussion and Analysis section of the Annual Report and Note 41, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

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

Long-lived assets	2017	2016	2015
	(Dollars in thousands)
Puerto Rico
Premises and equipment	$496,120	$494,213	$464,009
Goodwill	276,420	276,420	280,221
Other intangible assets	16,275	13,772	19,533
Investments under the equity method	69,850	82,803	83,426

	$858,665	$867,208	$847,189

United States
Premises and equipment	$51,022	$49,768	$38,602
Goodwill	350,874	350,874	346,167
Other intangible assets	4,766	10,991	11,656
Investments under the equity method	10,512	9,729	12,762

	$417,174	$421,362	$409,187

Foreign Countries
Investments under the equity method	$134,987	$125,530	$116,650

	$134,987	$125,530	$116,650

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

General

Popular and PNA are bank holding companies subject to consolidated supervision and regulation by the Federal Reserve Board under the BHC Act. BPPR and BPNA are subject to supervision and examination by applicable federal and state banking agencies including, in the case of BPPR, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), and, in the case of BPNA, the Federal Reserve Board and the New York State Department of Financial Services (the “NYSDFS”).

The Federal Reserve Board requires institutions with average total consolidated assets greater than $10 billion, such as Popular and BPPR, to conduct an annual company-run stress test of capital, consolidated earnings and losses. Our capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of Popular and its subsidiaries and the appropriateness of any proposed payments of dividends or stock repurchases.

U.S. bank holding companies with total consolidated assets of $50 billion or more are subject to enhanced prudential standards, including risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the Financial Stability Oversight Council has determined would pose a grave threat to financial stability were they to fail such limits. In addition, publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more are required to establish enterprise-wide risk committees; Popular has a Risk Management committee and is in compliance with this requirement.

As of December 31, 2017, Popular had total consolidated assets of $44.3 billion. As of the same date, BPPR and BPNA had total consolidated assets of $34.7 billion and $9.2 billion, respectively.

Prompt Corrective Action

The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, the federal banking agencies to take prompt corrective action in respect of insured depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors.

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

The FDIC generally prohibits an insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency, when the institution fails to comply with the plan. The federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and BPNA, but they are not directly applicable to holding companies such as Popular and PNA, which control such institutions. As of December 31, 2017, both BPPR and BPNA were well capitalized.

Transactions with Affiliates

BPPR and BPNA are subject to restrictions that limit the amount of extensions of credit and certain other “covered transactions” (as defined in Section 23A of the Federal Reserve Act) between BPPR or BPNA, on the one hand, and Popular, PNA or any of our other non-banking subsidiaries, on the other, and that impose collateralization requirements on such credit extensions. A bank may not engage in any covered transaction if the aggregate amount of the bank’s covered transactions with that affiliate would exceed 10% of the bank’s capital stock and surplus or the aggregate amount of the bank’s covered transactions with all affiliates would exceed 20% of the bank’s capital stock and surplus. In addition, any transaction between BPPR or BPNA, on the one hand, and Popular, PNA or any of our other non-banking subsidiaries, on the other, is required to be carried out on an arm’s length basis.

Source of Financial Strength

The Dodd-Frank Act requires bank holding companies, such as Popular and PNA, to act as a source of financial and managerial strength to their subsidiary banks and to commit resources to support each subsidiary bank. Popular and PNA are expected to commit resources to support their subsidiary banks, including at times when Popular and PNA may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to depositors and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. BPPR and BPNA are currently the only insured depository institution subsidiaries of Popular and PNA.

Resolution Planning

Bank holding companies with consolidated assets of $50 billion or more are required to report periodically to the FDIC and the Federal Reserve Board such company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, insured depository institutions with total assets of $50 billion or more are required to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure.

As of December 31, 2017, Popular, PNA, BPPR and BPNA’s total assets were below the thresholds for applicability of these rules.

Dividend Restrictions

The principal sources of funding for Popular and PNA have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of debt and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, BPNA may not declare or pay a dividend without the prior approval of the Federal Reserve Board or the NYSDFS. BPNA paid a dividend of $10.4 million during the year ended December 2017 after receiving the prior approval of the Federal Reserve Board and the NYSDFS. During the year ended December 31, 2017, BPPR declared cash dividends of $192 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock and a $75 million accelerated stock repurchase. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2017, BPPR could have declared a dividend of approximately $341 million. It is Federal Reserve Board policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, under Federal Reserve Board policy, a bank holding company should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Subject to compliance with certain conditions, distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico are subject to a withholding tax of 10% instead of the 30% applied to other “foreign” corporations.

See “Puerto Rico Regulation” below for a description of certain restrictions on BPPR’s ability to pay dividends under Puerto Rico law.

FDIC Insurance

Substantially all the deposits of BPPR and BPNA are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and BPPR and BPNA are subject to FDIC deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. For larger depository institutions with over $10 billion in assets, such as BPPR, the FDIC uses a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the deposit insurance fund if such a failure occurs. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. Beginning in the third quarter of 2016, the initial base deposit insurance assessment rate for depositary institutions with $10 billion or more in assets, including BPPR, ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. As of July 1, 2016, the FDIC imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including BPPR, through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2018 was 0.460 basis points of the assessment base.

As of December 31, 2017, we had a DIF average total asset less average tangible equity assessment base of approximately $38 billion.

Brokered Deposits

The FDIA and regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized. Popular does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of BPPR and BPNA.

Capital Adequacy

Popular, BPPR and BPNA are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the December 2010 final capital framework for strengthening international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Act.

Among other matters, the Basel III Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and the related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. Under the Basel III Capital Rules, for most banking organizations, including Popular, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Pursuant to the Basel III Capital Rules, the minimum capital ratios are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, Popular, BPPR and BPNA will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and phased in through January 1, 2018 (beginning at 40% on January 1, 2015 and increasing by an additional 20% per year thereafter).

In addition, under prior risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP were reversed for the purposes of determining regulatory capital ratios. Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. Popular, BPPR and BPNA have made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolios.

The Basel III Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2017, Popular has $427 million of trust preferred securities outstanding which no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

Failure to meet capital guidelines could subject Popular and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “– Prompt Corrective Action.”

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as Popular, BPPR and BPNA, that are not subject to the advanced approaches. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until they issue a final rule adopting the amendments set forth in the September 2017 proposal. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. These standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Popular, BPPR and BPNA. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

Refer to the Consolidated Financial Statements, Note 24 “Regulatory Capital Requirements” and Table 16 of Management’s Discussion and Analysis for the capital ratios of Popular, BPPR and BPNA under Basel III.

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

Activities and Acquisitions

In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve Board has determined to be so closely related to banking as to be properly incidental thereto. Bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act standards may elect to be treated as a financial holding company and engage in a substantially broader range of nonbanking financial activities, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies.

In order for a bank holding company to elect to be treated as a financial holding company, (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A bank holding company electing to be a financial holding company must also be and remain well capitalized and well managed. Popular and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if, at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for the management component of the composite rating. If, after becoming a financial holding company, the company fails to continue to meet any of the capital or management requirements for financial holding company status, the company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may extend the agreement or may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

The Federal Reserve Board may in certain circumstances limit our ability to conduct activities and make acquisitions that would otherwise be permissible for a financial holding company. In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

Bank holding companies with total consolidated assets greater than $50 billion (regardless of whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring shares of certain financial companies with assets in excess of $10 billion, unless an exception applies. In addition, a financial holding company (regardless of its size) must obtain prior written approval from the Federal Reserve Board before acquiring a nonbank company with $10 billion or more in total consolidated assets. As of December 31, 2017, Popular had total consolidated assets of $44.3 billion.

The so-called “Volcker Rule” issued under the Dodd-Frank Act restricts the ability of Popular and its subsidiaries, including BPPR and BPNA, to sponsor or invest in private funds or to engage in certain types of proprietary trading. Popular and its subsidiaries generally do not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on our operations. Development and monitoring of the required compliance program, however, may require the expenditure of significant resources and management attention.

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

Interchange Fees Regulation

The Federal Reserve Board has established standards for debit card interchange fees and prohibited network exclusivity arrangements and routing restrictions. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. Additionally, the Federal Reserve Board allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.

Consumer Financial Protection Act of 2010

The Dodd-Frank Act created a new consumer financial services regulator, the Consumer Financial Protection Bureau (the CFPB), which assumed most of the consumer financial services regulatory responsibilities previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The CFPB also has the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. We are subject to examination and regulation by the CFPB.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) administers economic sanctions that affect transactions with designated foreign countries, nationals and others. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country; and (ii) a blocking of assets in which the government of the sanctioned country or other specially designated nationals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the United States or the possession or control of U.S. persons outside of the United States). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Protection of Customer Personal Information and Cybersecurity

The privacy provisions of Gramm-Leach-Bliley Act of 1999 generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to opt out of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes and governs the use and provision of information to consumer reporting agencies.

The federal banking regulators have also issued guidance and proposed rules regarding cybersecurity that are intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes address the risk posed by compromised customer credentials. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

Puerto Rico and state regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. For instance, Puerto Rico law requires businesses to implement information security controls to protect consumers’ personal information from breaches, as well as to provide notice of any breach to the affected customers. In 2017, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend to continue, and are continually monitoring developments in Puerto Rico and the states in which we operate.

Incentive Compensation

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Popular, that are not “large, complex banking organizations.” Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Federal Reserve Board, OCC and FDIC have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board, other federal banking agencies and the SEC have jointly published proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and BPNA). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, and additional requirements for entities with total consolidated assets of at least $50 billion. These additional requirements would not be applicable to Popular, PNA, BPPR and BPNA, each of which currently has less than $50 billion in total consolidated assets. Although the proposed revised rules include more stringent requirements, it cannot be determined at this time whether or when a final rule will be adopted.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2017, $ 27.1 million was transferred to the statutory reserve account. During 2017, BPPR was in compliance with the statutory reserve requirement.

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

Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2017, the legal lending limit for BPPR under this provision was approximately $277 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

RISKS RELATING TO THE BUSINESS AND ECONOMIC ENVIRONMENT AND OUR INDUSTRY

Recent hurricanes caused extensive damage in Puerto Rico, our primary market, and in other markets in which we operate, which could have a material adverse effect on such jurisdictions’ economies and could materially adversely affect us.

During the month of September 2017, Hurricanes Irma and Maria, two major hurricanes, caused extensive destruction in Puerto Rico, the U.S. Virgin Islands (“USVI”) and the British Virgin Islands (“BVI”), disrupting the primary markets in which BPPR does business. Most relevant, Hurricane Maria made landfall on September 20, 2017, causing severe wind and flood damage to infrastructure, homes and businesses throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electrical power, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed and the government imposed a mandatory curfew. The hurricanes caused a significant disruption to the island’s economic activity. Most business establishments, including retailers and wholesalers, financial institutions, manufacturing facilities and hotels, were temporarily closed.

Puerto Rico and the USVI were declared disaster zones by President Trump due to the impact of the hurricanes, thus making them eligible for Federal assistance. Notwithstanding the significant recovery operation that has been carried out by Federal, state and local governments during the past five months, and that is still underway, as of the date of this report, approximately 13% of the clients of the government’s electric utility in Puerto Rico remain without power (according to the government’s estimates), and a number businesses are partially operating or remain closed, while others have permanently closed. Electronic transactions, a significant source of revenue for the bank, declined significantly following the hurricanes as a result of the lack of power and telecommunication services, but have already returned to pre-hurricane levels. Several reports indicate that the hurricanes have also accelerated the outmigration trends that Puerto Rico was experiencing, with many residents moving to the mainland United States, either on a temporary or permanent basis.

The damage caused by the hurricanes is substantial and has had a material adverse impact on economic activity in Puerto Rico. The Commonwealth government’s proposed fiscal plan under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) estimates an 11% decrease in real GNP in fiscal year 2018 (July 2017-June 2018), as well as a steep decrease in the government’s tax revenues. It is still, however, too early to fully assess and quantify the extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity. Furthermore, the hurricanes severely damaged or destroyed buildings, homes and other structures, impacting the value of such properties, some of which may serve as collateral to our loans. While our collateral is generally insured, the value of such insured structures, as well as other structures unaffected by the hurricanes, may be significantly impacted, and the cost of such insurance could increase. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the total amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes.

Our credit exposure is concentrated in Puerto Rico, which accounted as of December 31, 2017 for approximately 80% of our year-to-date revenues, 76% of our total assets and 78% of our deposits. As such, our financial condition and results of operations are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets and asset values in Puerto Rico. The deterioration in economic activity and potential impact on asset values resulting from the hurricanes, when added to Puerto Rico’s ongoing fiscal crisis and recession, could materially adversely affect our business, financial condition, liquidity, results of operations and capital position in a manner greater than estimated by management and reflected in our financial statements for the year ended December 31, 2017. To a lesser extent, we are also exposed to other areas that were similarly affected by the hurricanes, such as the US and British Virgin Islands, where as of December 31, 2017 we had 2% of our total assets, 4% of our deposits and accounted for approximately 3% of our year-to-date revenues.

A significant portion of our business is concentrated in Puerto Rico, where a prolonged economic recession and a current fiscal crisis has adversely impacted and may continue to adversely impact us.

A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which, even before the impact of Hurricanes Irma and Maria in September 2017, was experiencing a severe economic and fiscal crisis resulting from continuing economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy pension obligations and lack of access to the capital markets, among other factors.

Puerto Rico entered recession in the fourth quarter of fiscal year 2006 and its gross national product (GNP) thereafter contracted in real terms every year between fiscal year 2007 and fiscal year 2016 (inclusive), except for growth of 0.5% in fiscal year 2012 (likely as a result of the large amount of governmental stimulus and deficit spending in that fiscal year). GNP is projected to have further contracted in fiscal year 2017 and is expected to continue to contract in fiscal year 2018, exacerbated by the impact of the hurricanes. The Commonwealth’s structural imbalance between revenues and expenditures, on the one hand, and unfunded legacy pension obligations, on the other hand, coupled with the Commonwealth’s inability to access financing in the capital markets or from private lenders, have resulted in the Commonwealth and various public corporations defaulting on their public debt and entering into bankruptcy proceedings under PROMESA.

In response to this crisis, in June 2016, the U.S. Federal Government enacted PROMESA, which, among other things, established a seven-member Federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provides to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code.

PROMESA also requires the certification by the Oversight Board of fiscal plans for the Commonwealth and certain instrumentalities. The fiscal plan certified by the Oversight Board for the Commonwealth on March 2017 projected that, even after the implementation of a number of fiscal measures, the Commonwealth government would not have sufficient revenues to cover its debt service obligations in full while continuing to provide essential government services, thus recognizing the need for significant debt restructuring and/or write-downs. At the request of the Oversight Board, however, the Commonwealth government submitted a revised fiscal plan in February 2018. The revised fiscal plan takes into account, among other things, the adverse impact of the hurricanes and the expected positive impact of increased federal support and significant reconstruction spending, and projects a significant economic contraction of 11% in fiscal year 2018 followed by a period of economic growth in the next five fiscal years. Although the revised fiscal plan projects a cash flow surplus (excluding the payment of any debt service) over the six-year period, the fiscal plan reaffirms the need for significant debt restructurings and/or write-downs. The Oversight Board expects to certify a revised fiscal plan for the Commonwealth by March 30, 2018. For additional information regarding the fiscal plans, refer to “Geographic and government risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. The measures taken to address the fiscal crisis and those that may have to be taken in the near future could affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us. The size of the financing gap indicated by the Commonwealth’s fiscal projections suggest that the level of fiscal adjustment of any fiscal plan approved by the Oversight Board, and its resulting impact on the local economy, will be significant. The fiscal adjustment may also result in significant resistance from local politicians and other stakeholders, which may lead to social and political instability. The Puerto Rico economy could also be adversely impacted as a result of the enactment by the U.S. Congress of the Tax Cuts and Jobs Act of 2017, which imposes a 12.5% tax on income generated from patents and licenses held by companies outside of the United States, including those operating in Puerto Rico. That new tax could affect Puerto Rico’s ability to attract or retain foreign corporations engaged in manufacturing, a dominant sector in the Puerto Rico economy. Considering these factors, coupled with the impact of the hurricanes, the Commonwealth’s proposed fiscal plan estimates an 11% contraction in real GNP for fiscal year 2018. The aforementioned conditions may negatively affect consumer confidence, which would likely aggravate the adverse effects of these conditions and cause decreased borrowings, either due to reduced demand or reductions in the borrowing base available for customer loans. Any reduction in consumer spending because of these issues may also adversely impact our interest and non-interest revenues.

If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal crisis, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, those adverse effects could continue or worsen in ways that we are not able to predict and that are outside of our control. While PROMESA provides the Commonwealth with tools to restructure the debt obligations of the Commonwealth and its instrumentalities in an orderly manner, these tools are new and untested. Furthermore, the size of the fiscal gaps suggested by the Commonwealth’s projections indicates the possibility of significant creditor losses. Both of these factors have made the PROMESA debt restructuring process highly adversarial and protracted. Under such circumstances, we could experience an increase in the level of provision for loan losses, nonperforming assets, net charge-offs and reserve for credit losses. These factors could have a material adverse impact on our earnings and financial condition.

Our assets and revenue composition by geographical area and by business segment reporting are presented in Note 41 to the consolidated financial statements. For additional information regarding the Puerto Rico economy, the current fiscal crisis and the impact of Hurricanes Irma and Maria, refer to “Geographic and government risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

Further deterioration in collateral values of properties securing our construction, commercial and mortgage loan portfolios would result in increased credit losses and continue to harm our results of operations.

The value of properties in some of the markets we serve, in particular in Puerto Rico, has declined in recent years as a result of adverse economic conditions. Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios would result in increased credit losses. As of December 31, 2017, approximately 4%, 31% and 30% of our non-covered loan portfolio consisted of construction loans, commercial loans secured by real estate and mortgage loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is in Puerto Rico, the USVI, the BVI or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that several sectors of the real estate market are subject to further reductions in value related to general economic conditions. In particular, the value of real estate collateral located in Puerto Rico may be further affected by the recent impact of Hurricanes Irma and Maria and also by actions taken by the Commonwealth or the Oversight Board to address Puerto Rico’s fiscal and economic crisis. Not only are such actions likely to have negative economic effects in the short run, but also certain measures recommended by the Oversight Board for inclusion in the fiscal plan, such as reforming the local property tax regime, could have a direct impact on the value of local real estate.

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

During the year ended December 31, 2017, net charge-offs specifically related to values of properties securing our non-covered commercial, construction and mortgage loan portfolios totaled $28.6 million, none and $12.7 million, respectively. Continued deterioration of the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio, see the Credit Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report.

Our results of operations and financial condition could be adversely affected by difficult conditions in the U.S. and global financial industries.

During the financial crisis that commenced in 2008, market instability and lack of investor confidence led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets adversely affected our industry and our business, results of operations and financial condition. A re-occurrence of these or other difficult conditions would exacerbate the economic challenges facing us and others in the financial industry.

Legislative and regulatory reforms may have a significant impact on our business and results of operations.

Popular is subject to extensive regulation, supervision and examination by federal, New York and Puerto Rico banking authorities. Any change in applicable federal, New York or Puerto Rico laws or regulations could have a substantial impact on our operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power could have a negative impact on Popular.

Furthermore, the Commonwealth has enacted various reforms in response to its fiscal problems and is likely to implement additional reforms as part of its fiscal plan under PROMESA. In particular, the Commonwealth’s fiscal plan contemplates a comprehensive tax reform that could include a reduction in the statutory corporate tax rates. While such a reduction could decrease our effective tax rate prospectively, it would result in a significant decrease to our Puerto Rico deferred tax asset, with a corresponding non-cash increase to income tax expense, and a decrease to capital in the year of enactment. Other legislative changes, particularly other changes in tax laws and the enactment of laws affecting creditor’s rights, including to provide relief to persons and businesses affected by the recent hurricanes, could adversely impact our results of operations.

RISKS RELATING TO OUR BUSINESS

We are subject to default risk in our loan portfolio.

We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate or acquire. We establish provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for loan losses at a level which is deemed appropriate by management based upon an assessment of the quality of the loan portfolio in accordance with established procedures and guidelines. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments about the future, including forecasts of economic and market conditions that might impair the ability of our borrowers to repay the loans. For example, we recorded an incremental provision for loan losses of $67.6 million in 2017 representing management’s estimate, based on currently available information, of the impact of Hurricanes Irma and Maria on the loan portfolios. There can be no assurance that management has accurately estimated the level of future loan losses or that Popular will not have to increase the provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond our control. As discussed below, the temporary payment moratorium we instituted in response to the recent hurricanes has further limited our visibility regarding the impact of these events on the credit quality of our portfolio. Any such increases in our provisions for loan losses or any loan losses in excess of our provisions for loan losses would have an adverse effect on our future financial condition and result of operations. We will continue to evaluate our provision for loan losses and allowance for loan losses and may be required to increase such amounts.

Recent hurricanes caused significant disruptions to BPPR’s operations and resulted in the implementation by BPPR of various measures to address customer needs, including fee waivers and a temporary payment moratorium across most loan portfolios.

The recent hurricanes, especially Hurricane Maria, significantly disrupted our operations, including our branch and ATM network. As of February 28, 2018, however, we have been able to resume operations in 168 or 95% of BPPR’s branches and 578 or 89% of our ATMs are operational.

Furthermore, given the widespread level of disruption to basic infrastructure and commercial activity in the regions impacted by Hurricanes Irma and Maria, BPPR decided to adopt certain measures to assist its customers in affected areas. These measures included the waiver of certain fees and charges, such as late payment charges and ATM transaction fees, and a temporary payment moratorium to eligible borrowers across most loan portfolios during which BPPR continued to accrue interest on the loans.

These measures, while important to assist in the recovery of our customers post-hurricane, negatively impacted our results of operations for 2017. For example, the waiver of fees and other charges reduced our non-interest revenues for the third and fourth quarters of 2017. In the case of loans serviced by BPPR for certain third parties (including those under the FNMA and GNMA programs), we are required to advance to the owners the payment of principal and interest on a scheduled basis even when such payment was not collected from the borrower, as was the case with borrowers electing to take advantage of the moratorium program. During 2018, we may incur additional losses associated with the repurchase liability on loans subject to credit recourse as a result of the hurricanes.

These measures, while important to assist in the post-hurricane recovery of our customers, negatively impacted our results of operations for 2017. For example, the waiver of fees and other charges reduced our non-interest revenues for the third and fourth quarters of 2017. In the case of loans serviced by BPPR for certain third parties (including those under the FNMA and GNMA programs), we are required to advance to the owners the payment of principal and interest on a scheduled basis even when such payment was not collected from the borrower, as was the case with borrowers electing to take advantage of the moratorium program. Under our servicing agreements, we continue to report the delinquency status of these loans without considering the moratorium resulting in an increase in the reported past due loans. In order to reduce the servicing cost of these loans (mostly related to principal and interest advances), we may decide to repurchase some of these delinquent mortgage loans and restructure their terms. However, under the GNMA program, loans originated by BPPR and pooled into GNMA securities in our servicing portfolio that are 90 days or more past due result in us having a repurchase option and for accounting purposes, we are required to rebook these loans in our financial statements irrespective of our intent to repurchase the loans. At December 31, 2017, our loan balances includes $840 million related to rebooked GNMA loans. See MD&A and Note 9 of the Consolidated Financial Statements for additional information.

Additionally, at December 31, 2017 the Corporation serviced $1.5 billion in residential mortgage loans subject to credit recourse provisions. During 2018, we may incur additional losses associated with the potential repurchase liability on these loans as a result of the hurricanes.

Furthermore, as discussed above, because of the moratoriums, we still have limited visibility as to the impact of the hurricanes on the financial condition of our retail customers and the credit quality of our loan portfolio, as borrowers are resuming loan repayments in the first quarter of 2018. The moratoriums, however, led to lower inflows to non-performing loans during the moratorium period and, as a result, our credit quality metrics as of December 31, 2017 may not accurately reflect any adverse impact to the credit quality of our loan portfolio we may experience as a result of Hurricanes Irma and Maria.

These hurricanes adversely affected our operations and financial performance for 2017, resulting in additional operating expenses (net of insurance receivables) of approximately $17.0 million and an incremental provision for loan losses related to the impact of the hurricanes of approximately $67.6 million. In addition, we experienced a decrease in revenues of approximately $31 million when compared to pre-hurricane levels, reflecting, in part, the impact of the hurricanes in a number revenue categories, including revenues from merchant transaction activity, credit and debit card fees and other service fees and charges.

The impact of the hurricanes is expected to continue to adversely affect us during 2018, as many of our customers continue to be significantly affected. Although management has made estimates as to the probable losses related to the hurricanes as part of its evaluation of the allowance for loan and lease losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact that the hurricanes will have on the credit quality of our loan portfolios. In affected areas, the value of our loan collateral and the extent to which damages to properties collateralizing loans, among other factors, may further impact those estimates of losses. The extent of the economic impact of the hurricanes is also impossible to determine with certainty at this time as it is partly dependent on the time it takes the Commonwealth government to fully restore power and other basic infrastructure services and the effects of Federal emergency funds and private insurance proceeds. As management continues to assess the impact of these hurricanes on economic activity, asset values in Puerto Rico, and our customers in particular, our results of operations may continue to be adversely affected, and such adverse impact could be material to us and exceed management’s current estimates.

A deterioration of the fiscal and economic condition in Puerto Rico could materially adversely affect the value and performance of our portfolio of Puerto Rico government securities and our loans to Puerto Rico government entities, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action.

We have direct and indirect lending and investment exposure to the Puerto Rico government, its public corporations and municipalities. A deterioration of the Commonwealth’s fiscal and economic condition, including as a result of actions taken by the Commonwealth government or the Oversight Board to address the ongoing fiscal and economic crisis in Puerto Rico, could materially adversely affect the value and performance of our Puerto Rico government obligations, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action, resulting in losses to us.

At December 31, 2017, our direct exposure to Puerto Rico government obligations was limited to obligations from various municipalities and amounted to $484 million. Of the amount outstanding at December 31, 2017, $435 million consisted of loans and $49 million consisted of securities. These municipal obligations are mostly general obligations backed by property tax revenues and to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations,” to which the applicable municipality has pledged other revenues. At December 31, 2017, 74% of our exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. Although the Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a discussion of the implications of being designated a covered entity under PROMESA, refer to the Geographic and Government Risk section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

Neither the Commonwealth’s certified fiscal plan nor its proposed fiscal plan submitted to the Oversight Board pursuant to PROMESA contemplates a restructuring of the debt of Puerto Rico’s municipalities. The plans, however, provide for the gradual reduction of budgetary subsidies from the central government to municipalities (by 80% of current levels by fiscal year 2023), which constitute a material portion of the operating revenues of certain municipalities. Although the proposed fiscal plan contemplates that the reduction in subsidies could be offset by other measures, such as the implementation of a modernized property tax regime, the reduction in subsidies could have a material negative impact on the financial condition of various municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Commonwealth’s fiscal and liquidity shortfalls.

We also have indirect exposure to loans or securities issued or guaranteed by Puerto Rico governmental entities, but whose principal source of repayment are non-governmental entities, which amounted to $386 million at December 31, 2017. In such obligations, the Puerto Rico governmental entity guarantees any shortfall in collateral in the event of borrower default. These included $310 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA. These mortgage loans are secured by the underlying properties and the HFA guarantee serves to cover shortfalls in collateral in the event of a borrower default. Also, we had $44 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, $7 million in pass-through securities that have been economically defeased and refunded and for which collateral has been escrowed, and $25 million of commercial real estate notes issued by government entities, but payable from rent paid by private parties.

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the Puerto Rico government. These borrowers could be negatively affected by the fiscal measures to be implemented to address the Commonwealth’s fiscal crisis and the ongoing Title III proceedings under PROMESA described above. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees which could also be negatively affected by fiscal measures such as employee layoffs or furloughs.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, mutual funds, hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There can be no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. We have furthermore retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2017, we serviced $1.5 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with Fannie Mae and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third-party investor for the incurred loss. As discussed above, BPPR advanced the payment of principal and interest to such third-party investors on a scheduled basis during the temporary payment moratoriums implemented following Hurricane María, even if such payments were not received by BPPR. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2017, we repurchased approximately $ 29 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. During 2018, we may incur additional losses associated with the potential repurchase liability on loans subject to recourse as a result of the hurricanes. As of December 31, 2017, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 59 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2017, our reserve for estimated losses from representation and warranty arrangements amounted to $12 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Substantially all the deposits of BPPR and BPNA are insured up to applicable limits by the FDIC’s DIF, and as a result, BPPR and BPNA are subject to FDIC deposit insurance assessments. For 2017, the FDIC deposit insurance expense of Popular totaled $ 26 million. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, our level of non-performing assets increase, or our risk profile changes or our capital position is impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases or special assessments may materially adversely affect our results of operations. See the “Supervision and Regulation—FDIC Insurance” discussion within Item 1. Business of the Annual Report for additional information related to the FDIC’s deposit insurance assessments applicable to BPPR and BPNA.

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2017, we had approximately $ 627 million and $30 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations, respectively. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include a decline in Popular’s stock price related to macroeconomic conditions in the global market as well as the weakness in the Puerto Rico economy and fiscal situation, reduced future cash flow estimates and slower growth rates in the industry.

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. Declines in our market capitalization could also increase the risk of goodwill impairment in the future.

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

The Federal Reserve Board, other federal banking agencies and the SEC have jointly published proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as Popular, PNA, BPPR and BPNA. The proposed revised rules would establish general qualitative requirements applicable to all covered entities. Although the proposed revised rules include more stringent requirements than in the originally proposed rules, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. For a more detailed discussion of these proposed rules, see the “Supervision and Regulation—Incentive Compensation” section within Item 1. Business of the Annual Report.

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

Our banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. At December 31, 2017, the banking subsidiaries had $12 million in deposits that were subject to rating triggers.

In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. The fair value of derivative instruments in a liability position subject to financial covenants approximated $10 million at December 31, 2017, with Popular providing collateral totaling $94 thousand to cover the net liability position with counterparties on these derivative instruments. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses.

Our banking subsidiaries have servicing, licensing and custodial agreements with third parties that include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require us to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $48 million at December 31, 2017. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce our liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our business and financial condition will be adversely affected.

Under regulatory capital adequacy guidelines, and other regulatory requirements, Popular and our banking subsidiaries must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our business and financial condition will be materially and adversely affected. If a financial holding company fails to maintain well-capitalized status under the regulatory framework, or is deemed not well managed under regulatory exam procedures, or if it experiences certain regulatory violations, its status as a financial holding company and its related eligibility for a streamlined review process for acquisition proposals, and its ability to offer certain financial products, may be compromised and its financial condition and results of operations could be adversely affected.

Under the Dodd-Frank Act, all financial companies with more than $10 billion in total consolidated assets, such as Popular, that are supervised by a primary federal financial regulatory agency, are required to perform an annual stress test. This stress test supports the regulator’s analysis of the adequacy of a banking organization’s capital and is required as part of our capital management and review. The stress test is performed utilizing a variety of hypothetical stressed economic scenarios dictated by the Federal Reserve Board. If we are deemed to have inadequate capital under the hypothetical scenarios, then our regulator could prohibit us from taking certain capital actions, such as paying dividends or repurchasing common stock, or require us to increase our regulatory capital, including through the issuance of common stock that would dilute the ownership of existing shareholders.

The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries and will be fully-phased in January 1, 2019. The need to maintain more capital than has been historically required and calculated under revised standards could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also depress our return on equity, thereby making it more difficult to earn our cost of capital. Moreover, although these new requirements are being phased-in over time, U.S. federal banking agencies have been taking into account future expectations regarding the ability of banks to meet these new requirements, including under stress conditions, in approving actions that represent uses of capital, such as dividends and acquisitions.

Due to the importance and complexity of the stress test process and capital rules calculations under Basel III, we have dedicated additional resources to comply with these requirements. No assurance can be provided, however, that these resources will be deemed sufficient or that we will be deemed to have adequate capital under the hypothetical economic stress scenarios, which would affect our ability to take certain capital actions in the future. In addition, the Basel Committee on Banking Supervisions published Basel IV in December 2017. Basel IV significantly revises the Basel capital framework, and the impact on us will depend on the manner in which the revisions are implemented in the U.S. See the “Supervision and Regulation – Capital Adequacy” discussion within Item 1. Business of the Annual Report for additional information related to the Basel III Capital Rules and Basel IV.

The resolution of pending litigation and regulatory proceedings, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 27 - “Commitments & Contingencies”, to the Consolidated Financial Statements.

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

From time to time we have identified and voluntarily self-disclosed to OFAC transactions that were not timely identified and blocked by our policies and procedures for screening transactions that might violate the economic sanctions regulations administered by OFAC. Although OFAC’s response to our voluntary self-disclosures of these apparent violations has been to issue cautionary letters to us, there can be no assurances that our failures to comply with U.S. sanctions and embargoes will not result in material fines, sanctions or other penalties being imposed on us.

We have agreed to indemnify EVERTEC for certain claims or damages related to the economic sanctions regulations administered by OFAC. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, or to what extent, if at all, we could be subject to indemnification claims, fines, sanctions or other penalties.

RISKS RELATING TO OUR OPERATIONS

We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business.

Information security risks for large financial institutions such as Popular have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, hacktivists and other parties. In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a defensive approach that employs people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to identify suspected advanced persistent threats. Notwithstanding our defensive measures and the significant resources we devote to protect the security of our systems, there is no assurance that all of our security measures will be effective, especially as the threat from cyber-attacks is continuous and severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. We recently learned of a phishing scam targeting our customers as a result of a recent data security incident that compromised email accounts of several Popular employees. We are contacting customers and others that we suspect may have had confidential information accessed or that may have been targeted and are taking measures to protect them from possible adverse effects. We have addressed the vulnerability that permitted the compromise and implemented enhanced security measures. There can be no assurances, however, that this or another incident will not result in a further breach of sensitive customer information.

The most significant cyber-attack risks that we may face are e-fraud, denial-of-service, ransomware and computer intrusion that might result in loss of customer or proprietary data. Loss from e-fraud occurs when cybercriminals breach and extract funds from customer or bank accounts. Denial-of-service disrupts services available to our customers through our on-line banking system. Computer intrusion attempts might result in the breach of sensitive customer data, such as account numbers and social security numbers, and could present significant reputational, legal and/or regulatory costs to Popular if successful. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. Although we are regularly targeted by unauthorized parties, we have not, to date, experienced any material losses as a result of cyber-attacks.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences for us, including significant disruption of our operations and those of our clients, customers and counterparties, misappropriation of confidential information of us or that of our clients, customers, counterparties or employees, or damage to computers or systems of us and those of our clients, customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. In particular, if personal, non-public, confidential or proprietary information in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this Annual Report. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services. The most important of these third-party service providers for us is EVERTEC, and certain risks particular to EVERTEC are discussed below under “Risks Relating to Our Relationship with EVERTEC.” The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. The most important of these third-party service providers for us is EVERTEC, and certain risks particular to EVERTEC are discussed below under “Risks Relating to Our Relationship with EVERTEC.” While we select third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor, breaches of a vendor’s systems, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

In addition, the assessment and management by financial institutions of the risks associated with third party vendors have been subject to greater regulatory scrutiny. We expect to incur additional costs and expenses in connection with our oversight of third party relationships, especially those involving significant banking functions, shared services or other critical activities. Our failure to properly manage risks associated to our third party relationships could result in potential liability to clients and customers, fines, penalties or judgments imposed by our regulators, increased operating expenses and harm to our reputation, any of which could materially and adversely affect us.

Hurricanes and other weather-related events, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations are located in Puerto Rico and the USVI and BVI, a region susceptible to hurricanes and other weather-related events. In 2017, our operations in Puerto Rico, and the USVI and BVI were significantly disrupted by the impact of Hurricanes Irma and Maria, as discussed above under “Risks Relating to the Recent Impact of Hurricanes.” Future weather events can again cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption that a catastrophic hurricane could produce to the markets that we serve and the potential negative impact to economic activity. Further, future hurricane in any of our market areas could again adversely impact the ability of borrowers to timely repay their loans and may further adversely impact the value of any collateral held by us. Man-made disasters and other events connected with the regions in which we operate could have similar effects. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO ACQUISITION TRANSACTIONS

Potential acquisitions of businesses or loan portfolios could increase some of the risks that we face, and may be delayed or prohibited due to regulatory constraints.

Since 2010, we have acquired the assets of two Puerto Rico based banks from the FDIC, as receiver, and various loan portfolios from financial institutions. These acquisitions have been part of our strategy to sustain and grow our base of earning assets, particularly in Puerto Rico, where the economy has been in a prolonged recession and the population base has been decreasing mostly as a result of outmigration trends, which have increased following Hurricanes Irma and Maria. In the future, to the extent permitted by our applicable regulators, we will continue to pursue strategic acquisition opportunities. Acquiring other banks or businesses, however, involves various risks commonly associated with acquisitions, including, among other things, potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, potential disruption to our business, the possible loss of key employees and customers of the target company, and difficulty in estimating the value of the target company. If in connection with an acquisition we pay a premium over book or market value, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

Similarly, acquiring loan portfolios involves various risks. When acquiring loan portfolios, management makes various assumptions and judgments about the collectability of the loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In estimating the extent of the losses, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, however, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolios, which would negatively affect our operating results.

Finally, certain acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition and assumption of certain assets and liabilities from Reliable, if consummated, could magnify certain of the risks our business already faces and could present new risks.

On February 14, 2018, BPPR entered into an agreement to acquire and assume certain assets and liabilities from Reliable Financial Services and Reliable Finance Holding Company, subsidiaries of Wells Fargo & Company, related to Wells Fargo’s retail auto loan and commercial auto dealership financing business in Puerto Rico (“Reliable”). Refer to “Business – Significant Events” for a description of this transaction. The transaction, if consummated, could present new risks or magnify certain of the risks our business already faces that are described in these “Risk Factors,” including the following:

•	risks associated with weak conditions in the economy of Puerto Rico, the job market, consumer confidence and spending habits, which may affect, among other things, the continued status of the loans we acquired as performing assets, charge-offs and provision expense;

•	risks that our assumptions and judgments regarding the fair value of assets acquired could be inaccurate, and that our actual losses are higher than estimated;

•	risks associated with the transition, supervision and integration of Reliable’s operations, including compliance with banking and consumer protection laws and regulations;

•	exposure to any unrecorded liabilities or issues not identified during due diligence investigations that are not subject to indemnification or reimbursement;

•	changes in interest rates and market liquidity which may reduce interest margins;

•	changes in market rates and prices that may adversely impact the value of financial assets and liabilities; and

•	risks related to the anticipated loan servicing agreement whereby BPPR would service Reliable’s retail auto loans that have no FICO score and retail auto loans with the lowest FICO score which will not be acquired by BPPR in the transaction; and

•	failure to realize the anticipated acquisition benefits, including synergies, in the amounts and within the timeframes we expect.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets entered into in connection with the Westernbank FDIC-assisted transaction depends on our compliance with the terms of the loss sharing agreements as well as the FDIC’s interpretation thereof.

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss sharing agreements with the FDIC which provide that 80% of losses related to specified loan portfolios that we acquired would be borne by the FDIC, subject to BPPR’s compliance with specific terms and conditions regarding the management of the covered assets. The FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms. Additionally, the loss sharing agreements have limited terms. The one applicable to commercial loans expired on June 30, 2015 (with additional recovery sharing in favor of the FDIC for three years thereafter), while the one applicable to single-family residential mortgage loans expires on June 30, 2020. Therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our results of operations.

Since 2012, BPPR and the FDIC engaged in various disputes with respect to the commercial loss share agreement, which resulted in us having to make a material negative adjustment to the value of our loss share asset and the related true-up payment obligation to the FDIC. The last of these disputes was settled in March 2017. As of December 31, 2017, the carrying value of covered loans approximated $ 573 million, mainly comprised of single-family residential mortgage loans. To the extent that estimated losses on covered loans are not realized before the expiration of the applicable loss sharing agreement or that the FDIC disputes our claims under the terms of the loss share agreement, such losses would not be subject to reimbursement from the FDIC or we may receive substantially less than claimed, which could require us to make a material adjustment in the value of our loss share asset and the related true-up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

RISKS RELATING TO OUR RELATIONSHIP WITH EVERTEC

We are dependent on EVERTEC for certain of our core financial transaction processing and information technology services, which exposes us to a number of operational risks that could have a material adverse effect on us.

In connection with the sale of a 51% ownership interest in EVERTEC in the third quarter of 2010, we entered into a long-term Amended and Restated Master Services Agreement (the “MSA”) with EVERTEC, pursuant to which we agreed to receive from EVERTEC, on an exclusive basis, certain core financial transaction processing and information technology services, including future modifications and enhancements to such services. The term of the MSA extends until September 30, 2025. Under the MSA, we also granted EVERTEC a right of first refusal over certain services or products. We also entered into several other agreements, generally coterminous with the MSA, pursuant to which BPPR agreed to sponsor EVERTEC as an independent sales organization with respect to certain credit card associations, agreed to certain exclusivity and non-solicitation restrictions with respect to merchant services, and agreed to support the ATH brand and network, among other matters. As a result, we are now dependent on EVERTEC for the provision of essential services to our business, including our core banking business, and there can be no assurances that the quality of the services will be appropriate or that EVERTEC will be able to continue to provide us with the necessary financial transaction processing and technology services. As a result, our relationship with EVERTEC exposes us to a number of operational and business risks that could have a material adverse effect on us.

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

We continue to have a 16.10% ownership interest in EVERTEC and account for this investment under the equity method. As such, we include our investment in EVERTEC in other assets and our proportionate share of income or loss is included in other operating income in our consolidated statements of operations. For 2017, our share of EVERTEC’s changes in equity recognized in income was $11.6 million. The carrying value of our investment in EVERTEC was, as of December 31, 2017, approximately $48 million. Meanwhile, the services EVERTEC delivers to us represent a significant portion of EVERTEC’s revenues (approximately 43% for 2017). As a result, if we were not to renew the MSA and our other agreements with EVERTEC, or otherwise terminate them before the end of their term, EVERTEC’s financial position and results of operations could be materially adversely affected and the value of our remaining ownership interest in EVERTEC, and the income we report from this investment, may be materially reduced. Furthermore, revenue from EVERTEC’s merchant acquiring business, which constitutes approximately 21% of EVERTEC’s revenues, depends, in part, on EVERTEC’s alliance with BPPR. If such relationship were to suffer, EVERTEC’s business may be adversely affected.

Furthermore, future sales of our EVERTEC common stock, or the perception that these sales could occur, could adversely affect the market price of EVERTEC common stock and thus the value we may be able to realize on the sale of our remaining holdings.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

The issuance of additional shares of equity securities could further dilute existing holders of our Common Stock.

We have not issued equity securities since 2010, other than in connection with compensation plans or our dividend reinvestment plan. In the future, however, we may raise capital through public or private equity financings to fund our operations or expansions, to pursue acquisitions or to increase our capital to comply with regulatory capital measures. If we raise funds by issuing equity securities, or instruments that are convertible into equity securities, the ownership interest of our existing common stockholders would be reduced, the new equity securities may have rights and preferences superior to those of our Common Stock or outstanding Preferred Stock, and the issuance could be at a price which is dilutive to current stockholders.

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

This could adversely affect the market price of our Common Stock and Preferred Stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. It is Federal Reserve Board policy that bank holding companies should pay dividends on common stock only out of the net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, BPPR owned and wholly or partially occupied approximately 67 branch premises and other facilities throughout Puerto Rico. It also owned 6 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 113 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2017, BPNA had 62 offices (principally bank branches) of which 6 were owned and 56 were leased. These offices were located in New York, New Jersey and Florida. Our management believes that each of our facilities is well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

Puerto Rico

Popular Center, the twenty-story Popular and BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage and open parking area facilities with capacity for approximately 780 cars. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 40.5% of the office floors space. Approximately 55.3% of the office and commercial spaces are leased to outside tenants and 4.5% is available for office and retail use.

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

Cupey Center Complex, one building, three-stories high, two buildings, two-stories high each, and one building three-stories high each located in Cupey, Río Piedras, Puerto Rico. These buildings are leased to EVERTEC. BPPR maintains a full service branch and some support services in these facilities. The Complex also includes a parking garage building with capacity for approximately 1,136 cars, open parking area facilities with capacity for an additional 600 cars and houses a recreational center for employees.

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

Caparra Center Building, a ten-story office building located at 1451 FD Roosevelt Avenue, San Juan, Puerto Rico. The property also includes a nine-level parking garage with capacity for approximately 897 cars and a main file/storage industrial building. As of December 31, 2017, a BPPR branch and the Customer Contact Center (Telebanco) occupy the main building.

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico. As of December 31, 2017, the building is the headquarters of Fundación Banco Popular which occupies all of the building.

Virgin Islands

BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands housing a BPPR branch and centralized offices. The building is fully occupied by BPPR personnel.

Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands. A BPPR branch is located in the first story while the commercial credit department occupies the second story. The third floor has been leased to an outside tenant (KPMG), while the fourth floor is partially saved for BPPR business expansion and outside tenants.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 27, “Commitments and Contingencies”, to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”. Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2017 and the previous four years, as well as cash dividends declared, is contained under Table 4, “Common Stock Performance”, in the Management’s Discussion and Analysis of the Annual Report, and is incorporated herein by reference.

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

As of February 23, 2018, Popular had 7,919 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $42.93 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2017 consisted of:

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

Monthly dividends on the Preferred Stock amounted to a total of $3.7 million for 2017. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

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

In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 3,500,000. The Corporation has to date used shares purchased in the market to make grants under the Plan. There were no purchases of Common Stock during the quarter ended December 31, 2017 under the 2004 Omnibus Incentive Plan.

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2012, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

Total Return as of December 31

December 31, 2012 = 100

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

Our ratio of earnings to fixed charges and of earnings to fixed charges and Preferred Stock dividends on a consolidated basis for each of the last five years is as follows:

	Years ended December 31, (1)
	2017	2016	2015	2014		2013
Ratio of Earnings to Fixed Charges:
Including Interest on Deposits	2.4	2.3	2.9	(A	)	1.9
Excluding Interest on Deposits	4.5	4.0	5.0	(A	)	2.5
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	2.4	2.2	2.8	(A	)	1.8
Excluding Interest on Deposits	4.4	3.8	4.8	(A	)	2.4

(1)	The computation of earnings to fixed charges and preferred stock dividends excludes the results of discontinued operations.
(A)	During 2014, earnings were not sufficient to cover fixed charges or preferred stock dividends and the ratios were less than 1:1. The Corporation would have had to generate additional earnings of approximately $161 million to achieve ratios of 1:1 in the corresponding period of 2014.

For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges include interest costs both expensed and capitalized (ratios are presented both excluding and including interest on deposits), and the portion of net rental expense, which is deemed representative of the interest factor.

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	Years ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Long-term obligations	$1,536,357	$1,574,852	$1,662,508	$1,701,904	$1,584,173
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	50,160

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement under the caption “Executive and Director Compensation,” including the “Compensation Discussion and Analysis,” the “2017 Executive Compensation Tables and Compensation Information” and the “Compensation of Non-Employee Directors,” and under the caption “Committees of the Board – Compensation Committee—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information under the captions “Principal Shareholders” and “Shares Beneficially Owned by Directors and Executive Officers of Popular” in the Proxy Statement is incorporated herein by reference.

The following tables sets forth information as of December 31, 2017 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plan approved by security holders	2004 Omnibus Incentive Plan	1,249,758

Total		1,249,758

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on pages 81 through 233 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2017

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2017

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2017

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a) (1) above or in the notes thereto.

(3) Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

The exhibits listed on the Exhibits Index on page 48 of this report are filed herewith or are incorporated herein by reference.

Exhibit Index

2.1	Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared Loss Agreement and as Exhibit 4.15B the Commercial Shared- Loss Agreement (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

2.2	Agreement and Plan of Merger dated as of June 30, 2010, among Popular, Inc., AP Carib Holdings Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.4	Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. And Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 15, 2010 and filed on September 21, 2010).

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 30, 2010 and filed on October 6, 2010).

3.1	Restated Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

3.2	Restated Bylaws of Popular, Inc. (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 20, 2017).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

4.2	Certificate of Designation of Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 3.3 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.3	Form of certificate representing Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.4	Certificate of Designation of Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 3 of Popular, Inc.’s Form 8-A filed on May 28, 2008).

4.5	Form of certificate representing the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 4 of Popular, Inc.’s Form 8-A filed on May 28, 2008).

4.6	Senior Indenture of Popular, Inc., dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3, File No. 333-26941, of Popular, Inc., Popular International Bank, Inc., and Popular North America, Inc., filed on May 12, 1997).

4.7	Second Supplemental Indenture of Popular, Inc., dated as of August 5, 1999, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(e) to Popular, Inc.’s Current Report on Form 8-K dated August 5, 1999 and filed on August 17, 1999).

4.8	Subordinated Indenture of Popular, Inc., dated as of November 30, 1995, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3, File No. 333- 26941, of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., filed on May 12, 1997).

4.9	Senior Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and by the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-3, File No. 333- 26941, of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., filed on May 12, 1997).

4.10	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(h) to Popular, Inc.’s Current Report on Form 8-K, dated August 5, 1999, as filed on August 17, 1999).

4.11	Junior Subordinated Indenture of Popular, Inc., dated as of October 31, 2003, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K, dated October 31,2003 and filed on November 4, 2003).

10.1	Amended and Restated Master Services Agreement, dated as of September 30, 2010, among Popular, Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 14, 2011).

10.2	Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.3	Stockholder Agreement, dated as of April 17, 2012, among Carib Latam Holdings, Inc., and each of the holders of Carib Latam Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated April 17, 2012 and filed on April 23, 2012).

10.4	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank, San Juan Puerto Rico, Puerto Rico, Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.5	Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.6	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.7	Amendment to the Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Annex A of Popular’s Proxy Statement filed with the SEC on March 15, 2013).*

10.8	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.9	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Compensation Agreement for William J. Teuber as director of Popular, Inc., dated November 1, 2004 (incorporated by reference to Exhibit 10.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.11	Compensation agreement for Alejandro M. Ballester as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.12	Compensation agreement for Carlos A. Unanue as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.13	Compensation agreement for C. Kim Goodwin as director of Popular, Inc., dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.14	Compensation Agreement for David E. Goel as director of Popular, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.15	Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.2 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.16	Compensation Agreement for John. W. Diercksen as director of Popular, Inc., dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013).*

10.17	2005 Incentive Award and Agreement, dated as of February 22, 2005, between Popular and Richard L. Carrión (incorporated by reference to Exhibit 10.24 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.18	Form of 2015 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.19	Form of 2016 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.27 of Popular, Inc’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.20	Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.21	Form of 2017 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.22	Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017).*

12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges. (1)

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2017. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith
*	This exhibit is a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2018.

POPULAR, INC.
(Registrant)

By:	/S/ IGNACIO ALVAREZ
Ignacio Alvarez
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RICHARD L. CARRIÓN	Chairman of the Board	03-01-18
Richard L. Carrión
Executive Chairman

/S/ IGNACIO ALVAREZ	President, Chief Executive Officer	03-01-18
Ignacio Alvarez	and Director
President and Chief Executive Officer

/S/ CARLOS J. VÁZQUEZ	Principal Financial Officer	03-01-18
Carlos J. Vázquez
Executive Vice President

/S/ JORGE J. GARCÍA	Principal Accounting Officer	03-01-18
Jorge J. García
Senior Vice President and Comptroller

/S/ ALEJANDRO M.BALLESTER
Alejandro M. Ballester	Director	03-01-18

/S/ MARÍA LUISA FERRÉ
María Luisa Ferré	Director	03-01-18

/S/ C. KIM GOODWIN
C. Kim Goodwin	Director	03-01-18

/S/ JOAQUÍN E. BACARDÍ, III
Joaquín E. Bacardi, III	Director	03-01-18

/S/ WILLIAM J. TEUBER JR
William J. Teuber Jr.	Director	03-01-18

/S/ CARLOS A. UNANUE
Carlos A. Unanue	Director	03-01-18

/S/ JOHN W. DIERCKSEN
John W. Diercksen	Director	03-01-18

/S/ DAVID E. GOEL
David E. Goel	Director	03-01-18