Form 10-Q
period 2018-03-31
POPULAR INC
filed 2018-05-10
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 102,285,819 shares outstanding as of May 7, 2018.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve;

•	the impact of the current fiscal and economic crisis of the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”) and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business;

•	the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal crisis on the value of our portfolio of Puerto Rico government securities and loans to governmental entities and private borrowers that have relationships with the government, and the possibility that these actions may result in credit losses that are higher than currently expected;

•	the impact of Hurricanes Irma and Maria, and the measures taken to recover from these hurricanes (including the availability of relief funds and insurance proceeds), on the economy of Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands, and on our customers and our business;

•	changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the length of time and the receipt of regulatory approvals necessary to consummate our acquisition and assumption of certain assets and liabilities related to Wells Fargo’s auto finance business in Puerto Rico, as well as the ability to successfully transition and integrate the business, unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during due diligence investigation of the business or that are not subject to indemnification or reimbursement, and risks that the business may suffer as a result of the transaction, including due to adverse effects on relationships with customers, employees and service providers;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	possible legislative, tax or regulatory changes; and

•	a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, as a result of cyberattacks, including e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular.

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

Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

All forward-looking statements included in this Form 10-Q are based upon information available to Popular as of the date of this Form 10-Q and, other than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements or information which speak as of their respective dates.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$280,077	$402,857

Money market investments:
Time deposits with other banks	6,984,009	5,255,119

Total money market investments	6,984,009	5,255,119

Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	622	625
Other trading securities	41,764	33,301
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	380,644	393,634
Other investment securities available-for-sale	10,039,945	9,783,289
Debt securities held-to-maturity, at amortized cost (fair value 2018 - $98,740; 2017 - $97,501)	104,817	107,019
Equity securities (realizable value 2018 -$169,340); (2017 - $168,417)	165,218	165,103
Loans held-for-sale, at lower of cost or fair value	77,701	132,395

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	24,224,793	24,423,427
Loans covered under loss-sharing agreements with the FDIC	514,611	517,274
Less – Unearned income	136,856	130,633
Allowance for loan losses	640,578	623,426

Total loans held-in-portfolio, net	23,961,970	24,186,642

FDIC loss-share asset	44,469	45,192
Premises and equipment, net	544,109	547,142
Other real estate not covered under loss-sharing agreements with the FDIC	153,061	169,260
Other real estate covered under loss-sharing agreements with the FDIC	15,333	19,595
Accrued income receivable	157,340	213,844
Mortgage servicing assets, at fair value	166,281	168,031
Other assets	1,978,760	1,991,323
Goodwill	627,294	627,294
Other intangible assets	33,347	35,672

Total assets	$45,756,761	$44,277,337

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$8,698,610	$8,490,945
Interest bearing	28,435,483	26,962,563

Total deposits	37,134,093	35,453,508

Assets sold under agreements to repurchase	380,061	390,921
Other short-term borrowings	186,200	96,208
Notes payable	1,564,204	1,536,356
Other liabilities	1,427,294	1,696,439

Total liabilities	40,691,852	39,173,432

Commitments and contingencies (Refer to Note 21) Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,263,919 shares issued (2017 - 104,238,159) and 102,189,914 shares outstanding (2017 - 102,068,981)	1,043	1,042
Surplus	4,300,936	4,298,503
Retained earnings	1,261,775	1,194,994
Treasury stock - at cost, 2,074,005 shares (2017 - 2,169,178)	(86,167)	(90,142)
Accumulated other comprehensive loss, net of tax	(462,838)	(350,652)

Total stockholders’ equity	5,064,909	5,103,905

Total liabilities and stockholders’ equity	$45,756,761	$44,277,337

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2018	2017
Interest income:
Loans	$373,584	$363,136
Money market investments	22,285	6,573
Investment securities	57,209	46,286

Total interest income	453,078	415,995

Interest expense:
Deposits	38,688	33,757
Short-term borrowings	2,013	1,095
Long-term debt	19,330	19,045

Total interest expense	60,031	53,897

Net interest income	393,047	362,098
Provision for loan losses—non-covered loans	69,333	42,057
Provision (reversal) for loan losses—covered loans	1,730	(1,359)

Net interest income after provision for loan losses	321,984	321,400

Service charges on deposit accounts	36,455	39,536
Other service fees	60,602	56,175
Mortgage banking activities (Refer to Note 10)	12,068	11,369
Net (loss) gain, including impairment, on equity securities	(646)	162
Net loss on trading account debt securities	(198)	(278)
Adjustments (expense) to indemnity reserves on loans sold	(2,926)	(1,966)
FDIC loss share expense (Refer to Note 28)	(8,027)	(8,257)
Other operating income	16,169	19,128

Total non-interest income	113,497	115,869

Operating expenses:
Personnel costs	125,852	123,740
Net occupancy expenses	22,802	20,776
Equipment expenses	17,206	15,970
Other taxes	10,902	10,969
Professional fees	82,985	69,250
Communications	5,906	5,949
Business promotion	12,009	11,576
FDIC deposit insurance	6,920	6,493
Other real estate owned (OREO) expenses	6,131	12,818
Other operating expenses	28,964	31,432
Amortization of intangibles	2,325	2,345

Total operating expenses	322,002	311,318

Income before income tax	113,479	125,951
Income tax expense	22,155	33,006

Net Income	$91,324	$92,945

Net Income Applicable to Common Stock	$90,393	$92,014

Net Income per Common Share—Basic	$0.89	$0.89

Net Income per Common Share—Diluted	$0.89	$0.89

Dividends Declared per Common Share	$0.25	$0.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2018	2017
Net income	$91,324	$92,945

Reclassification to retained earnings due to cumulative effect of accounting change (Note 3)	(605)	—
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	93	139
Amortization of net losses of pension and postretirement benefit plans	5,386	5,607
Amortization of prior service credit of pension and postretirement benefit plans	(867)	(950)
Unrealized holding losses on debt securities arising during the period	(121,189)	(3,026)
Unrealized holding gains on equity securities arising during the period	—	119
Reclassification adjustment for gains included in net income	—	(162)
Unrealized net gains (losses) on cash flow hedges	1,225	(637)
Reclassification adjustment for net (gains) losses included in net income	(1,267)	855

Other comprehensive (loss) income before tax	(117,224)	1,945
Income tax benefit (expense)	5,038	(1,571)

Total other comprehensive (loss) income, net of tax	(112,186)	374

Comprehensive (loss) income, net of tax	$(20,862)	$93,319

Tax effect allocated to each component of other comprehensive (loss) income:	Quarters ended March 31,
(In thousands)	2018	2017
Amortization of net losses of pension and postretirement benefit plans	$(2,101)	$(2,186)
Amortization of prior service credit of pension and postretirement benefit plans	338	370
Unrealized holding losses on debt securities arising during the period	6,785	322
Unrealized holding gains on equity securities arising during the period	—	(24)
Reclassification adjustment for gains included in net income	—	32
Unrealized net gains (losses) on cash flow hedges	(478)	248
Reclassification adjustment for net (gains) losses included in net income	494	(333)

Income tax benefit (expense)	$5,038	$(1,571)

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2016	$1,040	$50,160	$4,255,022	$1,220,307	$(8,286)	$(320,286)	$5,197,957
Net income				92,945			92,945
Issuance of stock	1		1,806				1,807
Dividends declared:
Common stock				(25,615)			(25,615)
Preferred stock				(931)			(931)
Common stock purchases			4,518		(80,842)		(76,324)
Other comprehensive income, net of tax						374	374

Balance at March 31, 2017	$1,041	$50,160	$4,261,346	$1,286,706	$(89,128)	$(319,912)	$5,190,213

Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	$5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				91,324			91,324
Issuance of stock	1		880				881
Dividends declared:
Common stock				(25,547)			(25,547)
Preferred stock				(931)			(931)
Common stock purchases					(1,328)		(1,328)
Common stock reissuance			(16)		738		722
Stock based compensation			1,569		4,565		6,134
Other comprehensive income, net of tax						(112,186)	(112,186)

Balance at March 31, 2018	$1,043	$50,160	$4,300,936	$1,261,775	$(86,167)	$(462,838)	$5,064,909

						March 31,	March 31,
Disclosure of changes in number of shares:						2018	2017
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						104,238,159	104,058,684
Issuance of stock						25,760	42,934

Balance at end of period						104,263,919	104,101,618
Treasury stock						(2,074,005)	(2,144,878)

Common Stock – Outstanding						102,189,914	101,956,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$91,324	$92,945

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	71,063	40,698
Amortization of intangibles	2,325	2,345
Depreciation and amortization of premises and equipment	12,836	11,799
Net accretion of discounts and amortization of premiums and deferred fees	(7,006)	(6,463)
Share-based compensation	3,112	—
Impairment losses on long-lived assets	272	—
Fair value adjustments on mortgage servicing rights	4,307	5,954
FDIC loss share expense	8,027	8,257
Adjustments (expense) to indemnity reserves on loans sold	2,926	1,966
Earnings from investments under the equity method, net of dividends or distributions	(7,370)	(9,213)
Deferred income tax expense	10,758	25,060
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(72)	6,466
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(1,116)	(5,381)
Sale of foreclosed assets, including write-downs	(99)	4,512
Acquisitions of loans held-for-sale	(47,335)	(73,043)
Proceeds from sale of loans held-for-sale	12,036	29,364
Net originations on loans held-for-sale	(48,375)	(123,336)
Net decrease (increase) in:
Trading debt securities	93,998	176,937
Equity securities	(130)	435
Accrued income receivable	56,504	10,024
Other assets	36,014	11,995
Net (decrease) increase in:
Interest payable	(10,614)	(11,281)
Pension and other postretirement benefits obligation	1,225	331
Other liabilities	(94,529)	(13,654)

Total adjustments	98,757	93,772

Net cash provided by operating activities	190,081	186,717

Cash flows from investing activities:
Net increase in money market investments	(1,728,858)	(766,208)
Purchases of investment securities:
Available-for-sale	(1,311,382)	(1,216,880)
Equity	(9,730)	(225)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,016,203	222,677
Held-to-maturity	2,639	2,184
Proceeds from sale of investment securities:
Equity	9,745	1,757
Net disbursements on loans	93,482	99,306
Acquisition of loan portfolios	(161,295)	(109,098)
Net payments (to) from FDIC under loss sharing agreements	(1,263)	(23,574)
Return of capital from equity method investments	—	3,362
Acquisition of premises and equipment	(13,046)	(18,646)
Proceeds from insurance claims	258	—
Proceeds from sale of:
Premises and equipment and other productive assets	3,033	3,011
Foreclosed assets	25,746	27,547

Net cash used in investing activities	(2,074,468)	(1,774,787)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,678,029	1,715,958
Federal funds purchased and assets sold under agreements to repurchase	(10,860)	(44,711)
Other short-term borrowings	89,992	—
Payments of notes payable	(12,680)	(17,408)
Proceeds from issuance of notes payable	40,000	—
Proceeds from issuance of common stock	4,712	1,806
Dividends paid	(26,138)	(16,499)
Net payments for repurchase of common stock	(193)	(75,604)
Payments related to tax withholding for share-based compensation	(1,223)	(719)

Net cash provided by financing activities	1,761,639	1,562,823

Net decrease in cash and due from banks, and restricted cash	(122,748)	(25,247)
Cash and due from banks, and restricted cash at beginning of period	412,629	374,196

Cash and due from banks, and restricted cash at the end of the period	$289,881	$348,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Nature of operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United States and U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida.

Prior to April 9, 2018, PB operated under the legal name of Banco Popular North America and conducted business under the assumed name of Popular Community Bank.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The consolidated statement of financial condition data at December 31, 2017 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain reclassifications have been made to the 2017 consolidated financial statements and notes to the financial statements to conform with the 2018 presentation.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2017, included in the Corporation’s 2017 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Note 3 – New accounting pronouncements

Recently Adopted Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The FASB issued ASU 2017-07 in March 2017, which requires that an employer disaggregate the service cost component from the other components of net benefit cost of pension and postretirement benefit plans. The amendments also provide guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.

As a result of the adoption of this accounting pronouncement during the first quarter of 2018, the Corporation recognized $2.2 million (March 31, 2017—$1.9 million) as components of net periodic benefit cost other than service cost in the other operating expenses caption, which would have otherwise previously been recognized as personnel cost. The presentation for prior periods has been adjusted to reflect the new classification. Effective January 1, 2018, these expenses are no longer capitalized as part of loan origination costs.

FASB Accounting Standards Update (“ASU”) 2017-05, Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The FASB issued ASU 2017-05 in February 2017, which, among other things, clarifies the scope of the derecognition of nonfinancial assets, the definition of in substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale.

The adoption of this standard during the first quarter of 2018 did not have a material impact on the Corporation’s financial statements.

FASB Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

The FASB issued ASU 2017-01 in January 2017, which revises the definition of a business by providing an initial screen to determine when an integrated set of assets and activities (“set”) is not a business. Also, the amendments, among other things, specify the minimum inputs and processes required for a set to meet the definition of a business when the initial screen is not met and narrow the definition of the term output so that the term is consistent with Topic 606.

The Corporation adopted ASU 2017-01 during the first quarter of 2018. As such, the Corporation will consider this guidance in any business combinations completed after the effective date.

FASB Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

The FASB issued ASU 2016-18 in November 2016, which require entities to present the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet if restricted cash and restricted cash equivalents are presented in a different line item in the balance sheet.

As a result of the adoption of this accounting pronouncement during the first quarter of 2018, the Corporation included restricted cash and restricted cash equivalents within money market investments of $9.8 million at March 31, 2018 (March 31, 2017—$8.7 million) in the Consolidated Statements of Cash Flows. In addition, the Corporation presented a reconciliation of the totals in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Statements of Condition in Note 32, Supplemental disclosure on the consolidated statements of cash flows.

FASB Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

The FASB issued ASU 2016-16 in October 2016, which eliminates the exception for all intra-entity sales of assets other than inventory that requires deferral of the tax effects until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance requires a reporting entity to recognize the tax impact from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.

As a result of the adoption of this accounting pronouncement during the first quarter of 2018, the Corporation recorded a positive cumulative effect adjustment of $1.3 million to retained earnings to reflect the net tax benefit resulting from intra-entity sales of assets.

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

As a result of the adoption of this accounting pronouncement during the first quarter of 2018, the Corporation reclassified from investing to operating activities $0.5 million in the Consolidated Statements of Cash Flows for the quarter ended March 31, 2017 as a result of electing the cumulative earnings approach for classifying distributions received from equity investees.

FASB Accounting Standards Updates (“ASUs”), Revenue from Contracts with Customers (Topic 606)

The FASB has issued a series of ASUs which, among other things, clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services, that is, the satisfaction of performance obligations, to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step process is defined to achieve this core principle. The new guidance also requires disclosures to enable users of financial statements to understand the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Corporation adopted this accounting pronouncement during the first quarter of 2018 using the modified retrospective approach. The Corporation elected the practical expedient that permits an entity to expense incremental costs of obtaining contracts, given the amortization periods were one year or less. There were no material changes in the presentation and timing of when revenues are recognized. ASC Topic 606 was applied to contracts that were not completed as of January 1, 2018. There was no impact in the evaluation of these contracts. Refer to additional disclosures on Note 27, Revenue from contracts with customers.

FASB Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The FASB issued ASU 2016-01 in January 2016, which primarily affects the accounting for equity investments and financial liabilities under the fair value option as follows: require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values; require changes in fair value due to instrument-specific credit risk to be presented separately in other comprehensive income for financial liabilities under the fair value option; and clarify that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the entity’s other deferred tax assets. In addition, the ASU also impacts the presentation and disclosure requirements of financial instruments.

As a result of the adoption of this accounting pronouncement during the first quarter of 2018, the Corporation aggregated $11 million previously classified as available-for-sale and as trading to those under the other investment securities caption and reclassified under the caption of equity securities which amounted to $165.2 million at March 31, 2018 (December 31, 2017—$165.1 million). In addition, a positive cumulative effect adjustment of $0.6 million was recognized due to the reclassification of unrealized gains of equity securities available-for-sale, net of tax, from accumulated other comprehensive loss to retained earnings.

The adoption of FASB Accounting Standards Update (“ASU”) 2017-09, Compensation– Stock Compensation (Topic 718): Scope of Modification Accounting, effective during the first quarter of 2018, did not have a significant impact on the Consolidated Financial Statements.

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities

The FASB issued ASU 2018-03 in February 2018, which clarifies certain aspects of the guidance in ASU 2016-01, principally related to equity securities without a readily determinable fair value.

The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted.

The Corporation does not expect to be significantly impacted by these technical corrections and improvements.

For recently issued Accounting Standards Updates not yet effective, refer to Note 4 to the Consolidated Financial Statements included in the 2017 Form 10-K.

Note 4 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.5 billion at March 31, 2018 (December 31, 2017 - $ 1.4 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2018, the Corporation held $39 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2017—$41 million). The amounts held in debt securities available for sale and equity securities consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at March 31, 2018 and December 31, 2017.

	At March 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$1,148,842	$9	$2,845	$1,146,006	1.22%
After 1 to 5 years	2,881,995	176	49,382	2,832,789	1.69
After 5 to 10 years	538,364	—	4,764	533,600	2.44

Total U.S. Treasury securities	4,569,201	185	56,991	4,512,395	1.66

Obligations of U.S. Government sponsored entities
Within 1 year	319,734	29	1,176	318,587	1.33
After 1 to 5 years	268,528	2	4,343	264,187	1.48

Total obligations of U.S. Government sponsored entities	588,262	31	5,519	582,774	1.39

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,731	—	119	6,612	2.07

Total obligations of Puerto Rico, States and political subdivisions	6,731	—	119	6,612	2.07

Collateralized mortgage obligations—federal agencies
Within 1 year	17	—	—	17	1.47
After 1 to 5 years	16,648	72	111	16,609	2.90
After 5 to 10 years	75,511	9	3,058	72,462	1.85
After 10 years	825,468	1,723	32,646	794,545	2.05

Total collateralized mortgage obligations—federal agencies	917,644	1,804	35,815	883,633	2.04

Mortgage-backed securities
Within 1 year	928	6	—	934	4.18
After 1 to 5 years	11,871	134	211	11,794	3.56
After 5 to 10 years	331,616	1,827	7,102	326,341	2.22
After 10 years	4,222,400	15,163	142,211	4,095,352	2.45

Total mortgage-backed securities	4,566,815	17,130	149,524	4,434,421	2.44

Other
After 5 to 10 years	748	6	—	754	3.62

Total other	748	6	—	754	3.62

Total debt securities available-for-sale[1]	$10,649,401	$19,156	$247,968	$10,420,589	2.01%

[1]	Includes $7.0 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $6.1 billion serve as collateral for public funds.

	At December 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$1,112,791	$8	$2,101	$1,110,698	1.06%
After 1 to 5 years	2,550,116	—	26,319	2,523,797	1.55
After 5 to 10 years	293,579	281	191	293,669	2.24

Total U.S. Treasury securities	3,956,486	289	28,611	3,928,164	1.46

Obligations of U.S. Government sponsored entities
Within 1 year	276,304	21	818	275,507	1.26
After 1 to 5 years	336,922	22	3,518	333,426	1.48

Total obligations of U.S. Government sponsored entities	613,226	43	4,336	608,933	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,668	—	59	6,609	2.30

Total obligations of Puerto Rico, States and political subdivisions	6,668	—	59	6,609	2.30

Collateralized mortgage obligations—federal agencies
Within 1 year	40	—	—	40	2.60
After 1 to 5 years	16,972	173	75	17,070	2.90
After 5 to 10 years	36,186	57	526	35,717	2.31
After 10 years	914,568	2,789	26,431	890,926	2.01

Total collateralized mortgage obligations—federal agencies	967,766	3,019	27,032	943,753	2.03

Mortgage-backed securities
Within 1 year	484	8	—	492	4.23
After 1 to 5 years	14,599	206	211	14,594	3.50
After 5 to 10 years	339,161	2,390	3,765	337,786	2.21
After 10 years	4,385,368	19,493	69,071	4,335,790	2.46

Total mortgage-backed securities	4,739,612	22,097	73,047	4,688,662	2.44

Other
After 5 to 10 years	789	13	—	802	3.62

Total other	789	13	—	802	3.62

Total debt securities available-for-sale[1]	$10,284,547	$25,461	$133,085	$10,176,923	1.96%

[1]	Includes $6.6 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $5.6 billion serve as collateral for public funds.

The weighted average yield on debt securities available-for-sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

Debt securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

There were no securities sold during the quarters ended March 31, 2018 and March 31, 2017.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$2,782,548	$38,901	$1,332,915	$18,090	$4,115,463	$56,991
Obligations of U.S. Government sponsored entities	228,285	1,532	351,070	3,987	579,355	5,519
Obligations of Puerto Rico, States and political subdivisions	6,613	119	—	—	6,613	119
Collateralized mortgage obligations—federal agencies	208,888	3,646	578,882	32,169	787,770	35,815
Mortgage-backed securities	1,542,995	41,063	2,512,508	108,461	4,055,503	149,524

Total debt securities available-for-sale in an unrealized loss position	$4,769,329	$85,261	$4,775,375	$162,707	$9,544,704	$247,968

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$2,608,473	$14,749	$1,027,066	$13,862	$3,635,539	$28,611
Obligations of U.S. Government sponsored entities	214,670	1,108	376,807	3,228	591,477	4,336
Obligations of Puerto Rico, States and political subdivisions	6,609	59	—	—	6,609	59
Collateralized mortgage obligations—federal agencies	153,336	2,110	595,339	24,922	748,675	27,032
Mortgage-backed securities	1,515,295	12,529	2,652,359	60,518	4,167,654	73,047

Total debt securities available-for-sale in an unrealized loss position	$4,498,383	$30,555	$4,651,571	$102,530	$9,149,954	$133,085

As of March 31, 2018, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $248 million, driven mainly by mortgage-backed securities, U.S. Treasury securities, and collateralized mortgage obligations.

Management evaluates debt securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis. Once a decline in value is determined to be other-than-temporary, the value of a debt security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. The OTTI analysis requires management to consider various factors, which include, but are not limited to: (1) the length of time and the extent to which fair value has been less than the amortized cost basis, (2) the financial condition of the issuer or issuers, (3) actual collateral attributes, (4) the payment structure of the debt security and the likelihood of the issuer being able to make payments, (5) any rating changes by a rating agency, (6) adverse conditions specifically related to the security, industry, or a geographic area, and (7) management’s intent to sell the debt security or whether it is more likely than not that the Corporation would be required to sell the debt security before a forecasted recovery occurs.

At March 31, 2018, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At March 31, 2018, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the debt securities prior to recovery of their amortized cost basis.

The following table states the name of issuers, and the aggregate amortized cost and fair value of the debt securities of such issuer (includes available-for-sale and held-to-maturity debt securities), in which the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes debt securities backed by the full faith and credit of the U.S. Government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies, which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	March 31, 2018		December 31, 2017
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,500,042	$3,392,654	$3,621,537	$3,572,474
Freddie Mac	1,279,650	1,236,594	1,358,708	1,335,685

Note 6 – Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at March 31, 2018 and December 31, 2017.

	At March 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,445	$—	$271	$3,174	5.98%
After 1 to 5 years	16,195	—	3,281	12,914	6.06
After 5 to 10 years	26,140	—	5,588	20,552	3.62
After 10 years	45,023	3,312	249	48,086	1.91

Total obligations of Puerto Rico, States and political subdivisions	90,803	3,312	9,389	84,726	3.30

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	66	4	—	70	5.45

Total collateralized mortgage obligations - federal agencies	66	4	—	70	5.45

Trust preferred securities
After 5 to 10 years	1,637	—	—	1,637	8.33
After 10 years	11,561	—	—	11,561	6.51

Total trust preferred securities	13,198	—	—	13,198	6.73

Other
Within 1 year	250	—	—	250	2.44
After 1 to 5 years	500	—	4	496	2.97

Total other	750	—	4	746	2.79

Total debt securities held-to-maturity[1]	$104,817	$3,316	$9,393	$98,740	3.73%

[1]	Includes $90.8 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,295	$—	$79	$3,216	5.96%
After 1 to 5 years	15,485	—	4,143	11,342	6.05
After 5 to 10 years	29,240	—	8,905	20,335	3.89
After 10 years	44,734	3,834	222	48,346	1.93

Total obligations of Puerto Rico, States and political subdivisions	92,754	3,834	13,349	83,239	3.38

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	67	4	—	71	5.45

Total collateralized mortgage obligations - federal agencies	67	4	—	71	5.45

Trust preferred securities
After 5 to 10 years	1,637	—	—	1,637	8.33
After 10 years	11,561	—	—	11,561	6.51

Total trust preferred securities	13,198	—	—	13,198	6.73

Other
Within 1 year	500	—	7	493	1.96
After 1 to 5 years	500	—	—	500	2.97

Total other	1,000	—	7	993	2.47

Total debt securities held-to-maturity[1]	$107,019	$3,838	$13,356	$97,501	3.79%

[1]	Includes $92.8 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Debt securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$9,980	$101	$37,517	$9,288	$47,497	$9,389
Other	250	—	496	4	746	4

Total debt securities held-to-maturity in an unrealized loss position	$10,230	$101	$38,013	$9,292	$48,243	$9,393

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$35,696	$13,349	$35,696	$13,349
Other	—	—	743	7	743	7

Total debt securities held-to-maturity in an unrealized loss position	$—	$—	$36,439	$13,356	$36,439	$13,356

As indicated in Note 5 to these Consolidated Financial Statements, management evaluates debt securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2018 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $47 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from, and have a lien on, certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality and issuing municipalities are required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligations bonds.

The portfolio also includes $44 million in securities for which the underlying source of payment is not the central government, but in which a government instrumentality provides a guarantee in the event of default. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at March 31, 2018. Further deterioration of the fiscal crisis of the Government of Puerto Rico or of Puerto Rico’s economy could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell debt securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

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

During the quarter ended March 31, 2018, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $156 million and consumer loans of $51 million, compared to purchases (including repurchases) of mortgage loans of $136 million, consumer loans of $42 million and leases of $2 million, during the quarter ended March 31, 2017.

The Corporation performed whole-loan sales involving approximately $10 million of residential mortgage loans during the quarter ended March 31, 2018 (March 31, 2017 - $28 million). Also, during the quarter ended March 31, 2018, the Corporation securitized approximately $112 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $26 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $147 million and $28 million, respectively, during the quarter ended March 31, 2017.

Non-covered loans

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, by past due status at March 31, 2018 and December 31, 2017, including loans previously covered by the commercial FDIC loss sharing agreements.

March 31, 2018
Puerto Rico
	Past due				Current	Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$5,296	$211	$2,876	$8,383	$142,706	$151,089
Commercial real estate non-owner occupied	106,662	3,383	27,890	137,935	2,243,092	2,381,027
Commercial real estate owner occupied	31,295	16,783	121,620	169,698	1,598,786	1,768,484
Commercial and industrial	38,309	4,712	36,832	79,853	2,742,343	2,822,196
Construction	1,369	—	4,463	5,832	88,026	93,858
Mortgage	281,846	185,748	1,558,078	2,025,672	4,330,034	6,355,706
Leasing	8,899	2,962	3,957	15,818	822,565	838,383
Consumer:
Credit cards	15,418	21,379	11,004	47,801	1,007,076	1,054,877
Home equity lines of credit	404	176	329	909	4,524	5,433
Personal	15,259	10,791	21,963	48,013	1,182,928	1,230,941
Auto	26,996	10,329	13,356	50,681	835,793	886,474
Other	1,303	510	15,789	17,602	133,610	151,212

Total	$533,056	$256,984	$1,818,157	$2,608,197	$15,131,483	$17,739,680

March 31, 2018
Popular U.S.
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP Popular U.S.
Commercial multi-family	$20	$—	$—	$20	$1,249,577	$1,249,597
Commercial real estate non-owner occupied	4,965	126	365	5,456	1,786,075	1,791,531
Commercial real estate owner occupied	2,771	—	405	3,176	265,507	268,683
Commercial and industrial	5,616	2,115	94,141	101,872	934,028	1,035,900
Construction	20,021	—	—	20,021	779,512	799,533
Mortgage	15,600	948	11,647	28,195	680,743	708,938
Legacy	1,597	8	3,137	4,742	26,425	31,167
Consumer:
Credit cards	1	8	7	16	57	73
Home equity lines of credit	1,402	2,791	14,731	18,924	147,493	166,417
Personal	2,399	1,575	2,604	6,578	289,628	296,206
Other	—	—	7	7	205	212

Total	$54,392	$7,571	$127,044	$189,007	$6,159,250	$6,348,257

March 31, 2018
Popular, Inc.
	Past due					Non-covered loans HIP Popular, Inc.[1] [2]
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Commercial multi-family	$5,316	$211	$2,876	$8,403	$1,392,283	$1,400,686
Commercial real estate non-owner occupied	111,627	3,509	28,255	143,391	4,029,167	4,172,558
Commercial real estate owner occupied	34,066	16,783	122,025	172,874	1,864,293	2,037,167
Commercial and industrial	43,925	6,827	130,973	181,725	3,676,371	3,858,096
Construction	21,390	—	4,463	25,853	867,538	893,391
Mortgage	297,446	186,696	1,569,725	2,053,867	5,010,777	7,064,644
Leasing	8,899	2,962	3,957	15,818	822,565	838,383
Legacy[3]	1,597	8	3,137	4,742	26,425	31,167
Consumer:
Credit cards	15,419	21,387	11,011	47,817	1,007,133	1,054,950
Home equity lines of credit	1,806	2,967	15,060	19,833	152,017	171,850
Personal	17,658	12,366	24,567	54,591	1,472,556	1,527,147
Auto	26,996	10,329	13,356	50,681	835,793	886,474
Other	1,303	510	15,796	17,609	133,815	151,424

Total	$587,448	$264,555	$1,945,201	$2,797,204	$21,290,733	$24,087,937

[1]	Non-covered loans held-in-portfolio are net of $137 million in unearned income and exclude $78 million in loans held-for-sale.
[2]	Includes $7.1 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the Federal Home Loan Bank (“FHLB”) as collateral for borrowings, $2.1 billion at the Federal Reserve Bank (“FRB”) for discount window borrowings and $0.4 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

December 31, 2017
Puerto Rico
	Past due					Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current
Commercial multi-family	$—	$426	$1,210	$1,636	$144,763	$146,399
Commercial real estate non-owner occupied	39,617	131	28,045	67,793	2,336,766	2,404,559
Commercial real estate owner occupied	7,997	2,291	123,929	134,217	1,689,397	1,823,614
Commercial and industrial	3,556	1,251	40,862	45,669	2,845,658	2,891,327
Construction	—	—	170	170	95,199	95,369
Mortgage	217,890	77,833	1,596,763	1,892,486	4,684,293	6,576,779
Leasing	10,223	1,490	2,974	14,687	795,303	809,990
Consumer:
Credit cards	7,319	4,464	18,227	30,010	1,063,211	1,093,221
Home equity lines of credit	438	395	257	1,090	4,997	6,087
Personal	13,926	6,857	19,981	40,764	1,181,548	1,222,312
Auto	24,405	5,197	5,466	35,068	815,745	850,813
Other	537	444	16,765	17,746	139,842	157,588

Total	$325,908	$100,779	$1,854,649	$2,281,336	$15,796,722	$18,078,058

December 31, 2017
Popular U.S.
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	Popular U.S.
Commercial multi-family	$395	$—	$784	$1,179	$1,209,514	$1,210,693
Commercial real estate non-owner occupied	4,028	1,186	1,599	6,813	1,681,498	1,688,311
Commercial real estate owner occupied	2,684	—	862	3,546	315,429	318,975
Commercial and industrial	1,121	5,278	97,427	103,826	901,157	1,004,983
Construction	—	—	—	—	784,660	784,660
Mortgage	13,453	6,148	14,852	34,453	659,175	693,628
Legacy	291	417	3,039	3,747	29,233	32,980
Consumer:
Credit cards	3	2	11	16	84	100
Home equity lines of credit	4,653	3,675	14,997	23,325	158,760	182,085
Personal	3,342	2,149	2,779	8,270	289,732	298,002
Other	—	—	—	—	319	319

Total	$29,970	$18,855	$136,350	$185,175	$6,029,561	$6,214,736

December 31, 2017
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.[1] [2]
Commercial multi-family	$395	$426	$1,994	$2,815	$1,354,277	$1,357,092
Commercial real estate non-owner occupied	43,645	1,317	29,644	74,606	4,018,264	4,092,870
Commercial real estate owner occupied	10,681	2,291	124,791	137,763	2,004,826	2,142,589
Commercial and industrial	4,677	6,529	138,289	149,495	3,746,815	3,896,310
Construction	—	—	170	170	879,859	880,029
Mortgage	231,343	83,981	1,611,615	1,926,939	5,343,468	7,270,407
Leasing	10,223	1,490	2,974	14,687	795,303	809,990
Legacy[3]	291	417	3,039	3,747	29,233	32,980
Consumer:
Credit cards	7,322	4,466	18,238	30,026	1,063,295	1,093,321
Home equity lines of credit	5,091	4,070	15,254	24,415	163,757	188,172
Personal	17,268	9,006	22,760	49,034	1,471,280	1,520,314
Auto	24,405	5,197	5,466	35,068	815,745	850,813
Other	537	444	16,765	17,746	140,161	157,907

Total	$355,878	$119,634	$1,990,999	$2,466,511	$21,826,283	$24,292,794

[1]	Non-covered loans held-in-portfolio are net of $131 million in unearned income and exclude $132 million in loans held-for-sale.
[2]	Includes $7.1 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the FHLB as collateral for borrowings, $2.0 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

The level of delinquencies for mortgage loans was impacted by the loan moratorium implemented by the Corporation as part of its hurricane relief measures. Also, loans with a delinquency status of 90 days past due as of March 31, 2018 include approximately $535 million in loans previously pooled into GNMA securities (December 31, 2017—$840 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of the Bank with an offsetting liability. While the borrowers for our serviced GNMA portfolio benefited from the loan payment moratorium, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. Management will continue to monitor the effect of the moratorium as the period comes to an end and the loan repayment schedule is resumed.

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at March 31, 2018 and December 31, 2017. Accruing loans past due 90 days or more consist primarily of credit cards, Federal Housing Administration (“FHA”) / U.S. Department of Veterans Affairs (“VA”) and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

At March 31, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$1,396	$—	$—	$—	$1,396	$—
Commercial real estate non-owner occupied	18,205	—	365	—	18,570	—
Commercial real estate owner occupied	100,777	—	405	—	101,182	—
Commercial and industrial	36,754	78	377	—	37,131	78
Construction	4,293	—	—	—	4,293	—
Mortgage[3]	357,967	1,117,460	11,647	—	369,614	1,117,460
Leasing	3,957	—	—	—	3,957	—
Legacy	—	—	3,137	—	3,137	—
Consumer:
Credit cards	—	11,004	7	—	7	11,004
Home equity lines of credit	—	329	14,731	—	14,731	329
Personal	21,852	91	2,604	—	24,456	91
Auto	13,356	—	—	—	13,356	—
Other	14,959	830	7	—	14,966	830

Total[2]	$573,516	$1,129,792	$33,280	$—	$606,796	$1,129,792

[1]	Non-covered loans of $209 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $194 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2018. These balances also include approximately $535 million of loans rebooked due to a repurchase option with GNMA. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. The Corporation has approximately $57 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2017
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]	Non-accrual loans	Accruing loans past-due 90 days or more [1]
Commercial multi-family	$1,115	$—	$784	$—	$1,899	$—
Commercial real estate non-owner occupied	18,866	—	1,599	—	20,465	—
Commercial real estate owner occupied	101,068	—	862	—	101,930	—
Commercial and industrial	40,177	685	594	—	40,771	685
Mortgage[3]	306,697	1,204,691	14,852	—	321,549	1,204,691
Leasing	2,974	—	—	—	2,974	—
Legacy	—	—	3,039	—	3,039	—
Consumer:
Credit cards	—	18,227	11	—	11	18,227
Home equity lines of credit	—	257	14,997	—	14,997	257
Personal	19,460	141	2,779	—	22,239	141
Auto	5,466	—	—	—	5,466	—
Other	15,617	1,148	—	—	15,617	1,148

Total[2]	$511,440	$1,225,149	$39,517	$—	$550,957	$1,225,149

[1]	Non-covered loans of $215 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[2]	For purposes of this table non-performing loans exclude non-performing loans held-for-sale.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $178 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2017. These balances also include approximately $840 million of loans rebooked due to a repurchase option with GNMA. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. The Corporation has approximately $58 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

Covered loans

The following tables present the composition of loans by past due status at March 31, 2018 and December 31, 2017 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2018
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP [1]
Mortgage	$44,199	$2,753	$67,652	$114,604	$386,079	$500,683
Consumer	1,231	—	1,026	2,257	11,671	13,928

Total covered loans	$45,430	$2,753	$68,678	$116,861	$397,750	$514,611

[1]	Includes $268 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

December 31, 2017
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP [1]
Mortgage	$16,640	$5,453	$59,018	$81,111	$421,818	$502,929
Consumer	518	147	988	1,653	12,692	14,345

Total covered loans	$17,158	$5,600	$60,006	$82,764	$434,510	$517,274

[1]	Includes $279 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Mortgage	$3,413	$—	$3,165	$—
Consumer	182	—	188	—

Total[1]	$3,595	$—	$3,353	$—

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $10 million at March 31, 2018 (December 31, 2017—$10 million).

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

	March 31, 2018			December 31, 2017
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$898,172	$13,543	$911,715	$909,389	$14,035	$923,424
Commercial and industrial	86,447	—	86,447	88,130	—	88,130
Construction	—	170	170	—	170	170
Mortgage	538,352	21,605	559,957	542,182	21,357	563,539
Consumer	16,096	758	16,854	16,900	758	17,658

Carrying amount [1]	1,539,067	36,076	1,575,143	1,556,601	36,320	1,592,921
Allowance for loan losses	(84,801)	(4,962)	(89,763)	(64,520)	(5,609)	(70,129)

Carrying amount, net of allowance	$1,454,266	$31,114	$1,485,380	$1,492,081	$30,711	$1,522,792

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remains subject to the loss sharing agreement with the FDIC amounted to approximately $505 million as of March 31, 2018 and $507 million as of December 31, 2017.

The outstanding principal balance of Westernbank loans accounted pursuant to ASC Subtopic 310-30, amounted to $1.9 billion at March 31, 2018 (December 31, 2017 - $1.9 billion). At March 31, 2018, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the Westernbank loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2018 and 2017, were as follows:

	Activity in the accretable yield
	Westernbank loans ASC 310-30
	For the quarters ended
	March 31, 2018			March 31, 2017
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$875,837	$4,878	$880,715	$1,001,908	$8,179	$1,010,087
Accretion	(34,349)	(659)	(35,008)	(36,016)	(876)	(36,892)
Change in expected cash flows	28,798	(130)	28,668	7,789	222	8,011

Ending balance	$870,286	$4,089	$874,375	$973,681	$7,525	$981,206

	Carrying amount of Westernbank loans accounted for pursuant to ASC 310-30
	For the quarters ended
	March 31, 2018			March 31, 2017
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,556,601	$36,320	$1,592,921	$1,695,381	$42,948	$1,738,329
Accretion	34,349	659	35,008	36,016	876	36,892
Collections / loan sales / charge-offs	(51,883)	(903)	(52,786)	(83,069)	(3,252)	(86,321)

Ending balance[1]	$1,539,067	$36,076	$1,575,143	$1,648,328	$40,572	$1,688,900
Allowance for loan losses ASC 310-30 Westernbank loans	(84,801)	(4,962)	(89,763)	(59,283)	(7,261)	(66,544)

Ending balance, net of ALLL	$1,454,266	$31,114	$1,485,380	$1,589,045	$33,311	$1,622,356

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $ 505 million as of March 31, 2018 (March 31, 2017- $542 million).

Other loans acquired with deteriorated credit quality

The outstanding principal balance of other acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $552 million at March 31, 2018 (December 31, 2017—$556 million). At March 31, 2018, none of the other acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the other acquired loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2018 and 2017 were as follows:

Activity in the accretable yield - Other acquired loans ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2018	March 31, 2017
Beginning balance	$333,773	$278,896
Additions	3,437	3,254
Accretion	(7,052)	(8,836)
Change in expected cash flows	193	36,464

Ending balance	$330,351	$309,778

Carrying amount of other acquired loans accounted for pursuant to ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2018	March 31, 2017
Beginning balance	$516,072	$562,695
Additions	5,272	5,581
Accretion	7,052	8,836
Collections and charge-offs	(18,348)	(20,388)

Ending balance	$510,048	$556,724
Allowance for loan losses ASC 310-30 non-covered loans	(56,357)	(28,909)

Ending balance, net of allowance for loan losses	$453,691	$527,815

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

For the period ended March 31, 2018, 45% (March 31, 2017—55%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage, leasing, credit cards and auto loans portfolios for 2018 and in the mortgage, other consumer and commercial real estate owner occupied portfolios for 2017.

For the period ended March 31, 2018, 5.41% (March 31, 2017—0.35%) of our Popular U.S. segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer portfolios for 2018 and in the commercial multifamily loan and legacy portfolios for 2017.

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

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters ended March 31, 2018 and 2017.

For the quarter ended March 31, 2018
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$171,531	$1,286	$159,081	$11,991	$174,215	$518,104
Provision (reversal of provision)	20,934	1,163	7,464	2,914	24,243	56,718
Charge-offs	(6,789)	48	(13,791)	(2,513)	(28,372)	(51,417)
Recoveries	2,846	160	547	520	6,117	10,190

Ending balance	$188,522	$2,657	$153,301	$12,912	$176,203	$533,595

Specific ALLL	$45,028	$474	$44,419	$448	$22,955	$113,324

General ALLL	$143,494	$2,183	$108,882	$12,464	$153,248	$420,271

Loans held-in-portfolio:
Impaired non-covered loans	$352,064	$4,293	$510,849	$1,361	$97,730	$966,297
Non-covered loans held-in-portfolio excluding impaired loans	6,770,732	89,565	5,844,857	837,022	3,231,207	16,773,383

Total non-covered loans held-in-portfolio	$7,122,796	$93,858	$6,355,706	$838,383	$3,328,937	$17,739,680

For the quarter ended March 31, 2018
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$32,521	$—	$723	$33,244
Provision	—	—	2,265	—	(535)	1,730
Charge-offs	—	—	(1,446)	—	(2)	(1,448)
Recoveries	—	—	82	—	2	84

Ending balance	$—	$—	$33,422	$—	$188	$33,610

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$33,422	$—	$188	$33,610

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	500,683	—	13,928	514,611

Total covered loans held-in-portfolio	$—	$—	$500,683	$—	$13,928	$514,611

For the quarter ended March 31, 2018
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,134	$7,076	$4,541	$798	$15,529	$72,078
Provision (reversal of provision)	10,555	16	(118)	(477)	2,639	12,615
Charge-offs	(8,396)	—	(82)	(157)	(6,316)	(14,951)
Recoveries	1,566	—	386	488	1,191	3,631

Ending balance	$47,859	$7,092	$4,727	$652	$13,043	$73,373

Specific ALLL	$—	$—	$2,496	$—	$1,195	$3,691

General ALLL	$47,859	$7,092	$2,231	$652	$11,848	$69,682

Loans held-in-portfolio:
Impaired loans	$—	$—	$9,073	$—	$5,853	$14,926
Loans held-in-portfolio excluding impaired loans	4,345,711	799,533	699,865	31,167	457,055	6,333,331

Total loans held-in-portfolio	$4,345,711	$799,533	$708,938	$31,167	$462,908	$6,348,257

For the quarter ended March 31, 2018
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,665	$8,362	$196,143	$798	$11,991	$190,467	$623,426
Provision (reversal of provision)	31,489	1,179	9,611	(477)	2,914	26,347	71,063
Charge-offs	(15,185)	48	(15,319)	(157)	(2,513)	(34,690)	(67,816)
Recoveries	4,412	160	1,015	488	520	7,310	13,905

Ending balance	$236,381	$9,749	$191,450	$652	$12,912	$189,434	$640,578

Specific ALLL	$45,028	$474	$46,915	$—	$448	$24,150	$117,015

General ALLL	$191,353	$9,275	$144,535	$652	$12,464	$165,284	$523,563

Loans held-in-portfolio:
Impaired loans	$352,064	$4,293	$519,922	$—	$1,361	$103,583	$981,223
Loans held-in-portfolio excluding impaired loans	11,116,443	889,098	7,045,405	31,167	837,022	3,702,190	23,621,325

Total loans held-in-portfolio	$11,468,507	$893,391	$7,565,327	$31,167	$838,383	$3,805,773	$24,602,548

For the quarter ended March 31, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$189,686	$1,353	$143,320	$7,662	$125,963	$467,984
Provision (reversal of provision)	583	464	15,172	1,048	14,211	31,478
Charge-offs	(11,071)	(3,587)	(14,983)	(1,341)	(21,812)	(52,794)
Recoveries	8,433	3,731	1,428	528	5,729	19,849

Ending balance	$187,631	$1,961	$144,937	$7,897	$124,091	$466,517

Specific ALLL	$51,276	$—	$41,067	$522	$22,331	$115,196

General ALLL	$136,355	$1,961	$103,870	$7,375	$101,760	$351,321

Loans held-in-portfolio:
Impaired non-covered loans	$348,823	$—	$501,647	$1,803	$106,236	$958,509
Non-covered loans held-in-portfolio excluding impaired loans	6,715,507	95,459	5,368,071	717,840	3,120,843	16,017,720

Total non-covered loans held-in-portfolio	$7,064,330	$95,459	$5,869,718	$719,643	$3,227,079	$16,976,229

For the quarter ended March 31, 2017
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,159	$—	$191	$30,350
Provision (reversal of provision)	—	—	(1,690)	—	331	(1,359)
Charge-offs	—	—	(1,231)	—	(93)	(1,324)
Recoveries	—	—	103	—	1	104

Ending balance	$—	$—	$27,341	$—	$430	$27,771

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$27,341	$—	$430	$27,771

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	536,287	—	15,693	551,980

Total covered loans held-in-portfolio	$—	$—	$536,287	$—	$15,693	$551,980

For the quarter ended March 31, 2017
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$12,968	$8,172	$4,614	$1,343	$15,220	$42,317
Provision (reversal of provision)	7,622	(136)	(436)	(665)	4,194	10,579
Charge-offs	(70)	—	(106)	(41)	(4,733)	(4,950)
Recoveries	533	—	210	529	990	2,262

Ending balance	$21,053	$8,036	$4,282	$1,166	$15,671	$50,208

Specific ALLL	$—	$—	$2,197	$—	$679	$2,876

General ALLL	$21,053	$8,036	$2,085	$1,166	$14,992	$47,332

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,921	$—	$2,780	$11,701
Loans held-in-portfolio excluding impaired loans	3,747,370	735,846	749,348	40,688	473,539	5,746,791

Total loans held-in-portfolio	$3,747,370	$735,846	$758,269	$40,688	$476,319	$5,758,492

For the quarter ended March 31, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,654	$9,525	$178,093	$1,343	$7,662	$141,374	$540,651
Provision (reversal of provision)	8,205	328	13,046	(665)	1,048	18,736	40,698
Charge-offs	(11,141)	(3,587)	(16,320)	(41)	(1,341)	(26,638)	(59,068)
Recoveries	8,966	3,731	1,741	529	528	6,720	22,215

Ending balance	$208,684	$9,997	$176,560	$1,166	$7,897	$140,192	$544,496

Specific ALLL	$51,276	$—	$43,264	$—	$522	$23,010	$118,072

General ALLL	$157,408	$9,997	$133,296	$1,166	$7,375	$117,182	$426,424

Loans held-in-portfolio:
Impaired loans	$348,823	$—	$510,568	$—	$1,803	$109,016	$970,210
Loans held-in-portfolio excluding impaired loans	10,462,877	831,305	6,653,706	40,688	717,840	3,610,075	22,316,491

Total loans held-in-portfolio	$10,811,700	$831,305	$7,164,274	$40,688	$719,643	$3,719,091	$23,286,701

The following table provides the activity in the allowance for loan losses related to Westernbank loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Westernbank loans
	For the quarters ended
(In thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period	$70,129	$68,877
Provision for loan losses (reversal of provision)	21,570	(322)
Net charge-offs	(1,936)	(2,011)

Balance at end of period	$89,763	$66,544

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2018 and December 31, 2017.

March 31, 2018
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$129	$129	$3	$—	$—	$129	$129	$3
Commercial real estate non-owner occupied	118,828	119,540	29,904	14,951	30,032	133,779	149,572	29,904
Commercial real estate owner occupied	130,676	154,775	11,652	23,962	53,495	154,638	208,270	11,652
Commercial and industrial	50,123	53,199	3,469	13,395	22,823	63,518	76,022	3,469
Construction	4,293	4,293	474	—	—	4,293	4,293	474
Mortgage	457,759	517,106	44,419	53,090	67,730	510,849	584,836	44,419
Leasing	1,361	1,361	448	—	—	1,361	1,361	448
Consumer:
Credit cards	33,265	33,265	5,892	—	—	33,265	33,265	5,892
Personal	61,001	61,001	16,467	—	—	61,001	61,001	16,467
Auto	1,763	1,763	355	—	—	1,763	1,763	355
Other	1,701	1,701	241	—	—	1,701	1,701	241

Total Puerto Rico	$860,899	$948,133	$113,324	$105,398	$174,080	$966,297	$1,122,213	$113,324

March 31, 2018
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$6,851	$8,533	$2,496	$2,222	$3,155	$9,073	$11,688	$2,496
Consumer:
HELOCs	3,952	3,955	959	1,127	1,150	5,079	$5,105	$959
Personal	552	553	236	222	222	774	$775	$236

Total Popular U.S.	$11,355	$13,041	$3,691	$3,571	$4,527	$14,926	$17,568	$3,691

March 31, 2018
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$129	$129	$3	$—	$—	$129	$129	$3
Commercial real estate non-owner occupied	118,828	119,540	29,904	14,951	30,032	133,779	149,572	29,904
Commercial real estate owner occupied	130,676	154,775	11,652	23,962	53,495	154,638	208,270	11,652
Commercial and industrial	50,123	53,199	3,469	13,395	22,823	63,518	76,022	3,469
Construction	4,293	4,293	474	—	—	4,293	4,293	474
Mortgage	464,610	525,639	46,915	55,312	70,885	519,922	596,524	46,915
Leasing	1,361	1,361	448	—	—	1,361	1,361	448
Consumer:
Credit Cards	33,265	33,265	5,892	—	—	33,265	33,265	5,892
HELOCs	3,952	3,955	959	1,127	1,150	5,079	5,105	959
Personal	61,553	61,554	16,703	222	222	61,775	61,776	16,703
Auto	1,763	1,763	355	—	—	1,763	1,763	355
Other	1,701	1,701	241	—	—	1,701	1,701	241

Total Popular, Inc.	$872,254	$961,174	$117,015	$108,969	$178,607	$981,223	$1,139,781	$117,015

December 31, 2017
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$206	$206	$32	$—	$—	$206	$206	$32
Commercial real estate non-owner occupied	101,485	102,262	23,744	11,454	27,522	112,939	129,784	23,744
Commercial real estate owner occupied	127,634	153,495	10,221	24,634	57,219	152,268	210,714	10,221
Commercial and industrial	43,493	46,918	2,985	14,549	23,977	58,042	70,895	2,985
Mortgage	450,226	504,006	46,354	58,807	75,228	509,033	579,234	46,354
Leasing	1,456	1,456	475	—	—	1,456	1,456	475
Consumer:
Credit cards	33,676	33,676	5,569	—	—	33,676	33,676	5,569
Personal	62,488	62,488	15,690	—	—	62,488	62,488	15,690
Auto	2,007	2,007	425	—	—	2,007	2,007	425
Other	1,009	1,009	165	—	—	1,009	1,009	165

Total Puerto Rico	$823,680	$907,523	$105,660	$109,444	$183,946	$933,124	$1,091,469	$105,660

December 31, 2017
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$6,774	$8,439	$2,478	$2,468	$3,397	$9,242	$11,836	$2,478
Consumer:
HELOCs	3,530	3,542	722	761	780	4,291	4,322	722
Personal	542	542	231	224	224	766	766	231

Total Popular U.S.	$10,846	$12,523	$3,431	$3,453	$4,401	$14,299	$16,924	$3,431

December 31, 2017
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$206	$206	$32	$—	$—	$206	$206	$32
Commercial real estate non-owner occupied	101,485	102,262	23,744	11,454	27,522	112,939	129,784	23,744
Commercial real estate owner occupied	127,634	153,495	10,221	24,634	57,219	152,268	210,714	10,221
Commercial and industrial	43,493	46,918	2,985	14,549	23,977	58,042	70,895	2,985
Mortgage	457,000	512,445	48,832	61,275	78,625	518,275	591,070	48,832
Leasing	1,456	1,456	475	—	—	1,456	1,456	475
Consumer:
Credit Cards	33,676	33,676	5,569	—	—	33,676	33,676	5,569
HELOCs	3,530	3,542	722	761	780	4,291	4,322	722
Personal	63,030	63,030	15,921	224	224	63,254	63,254	15,921
Auto	2,007	2,007	425	—	—	2,007	2,007	425
Other	1,009	1,009	165	—	—	1,009	1,009	165

Total Popular, Inc.	$834,526	$920,046	$109,091	$112,897	$188,347	$947,423	$1,108,393	$109,091

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2018 and 2017.

For the quarter ended March 31, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$168	$2	$—	$—	$168	$2
Commercial real estate non-owner occupied	123,359	1,366	—	—	123,359	1,366
Commercial real estate owner occupied	153,453	1,486	—	—	153,453	1,486
Commercial and industrial	60,780	582	—	—	60,780	582
Construction	2,147	—	—	—	2,147	—
Mortgage	509,941	6,580	9,158	43	519,099	6,623
Leasing	1,409	—	—	—	1,409	—
Consumer:
Credit cards	33,471	—	—	—	33,471	—
Helocs	—	—	4,685	—	4,685	—
Personal	61,745	—	771	—	62,516	—
Auto	1,885	—	—	—	1,885	—
Other	1,355	—	—	—	1,355	—

Total Popular, Inc.	$949,713	$10,016	$14,614	$43	$964,327	$10,059

For the quarter ended March 31, 2017
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$81	$1	$—	$—	$81	$1
Commercial real estate non-owner occupied	118,836	1,375	—	—	118,836	1,375
Commercial real estate owner occupied	164,512	1,598	—	—	164,512	1,598
Commercial and industrial	60,195	497	—	—	60,195	497
Mortgage	499,568	3,369	8,899	44	508,467	3,413
Leasing	1,810	—	—	—	1,810	—
Consumer:
Credit cards	37,708	—	—	—	37,708	—
Helocs	—	—	2,693	—	2,693	—
Personal	65,833	—	117	—	65,950	—
Auto	2,094	—	—	—	2,094	—
Other	792	—	—	—	792	—

Total Popular, Inc.	$951,429	$6,840	$11,709	$44	$963,138	$6,884

Modifications

Troubled debt restructurings (“TDRs”) related to non-covered loan portfolios amounted to $ 1.3 billion at March 31, 2018 (December 31, 2017 - $ 1.3 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $16 million related to the commercial loan portfolio at March 31, 2018 (December 31, 2017 - $8 million).

At March 31, 2018, the mortgage loan TDRs include $463 million guaranteed by U.S. sponsored entities at BPPR, compared to $449 million at December 31, 2017.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the Summary of Significant Accounting Policies included in Note 3 to the 2017 Form 10-K.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at March 31, 2018 and December 31, 2017.

	Popular, Inc.
	Non-Covered Loans
	March 31, 2018				December 31, 2017
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Commercial	$227,254	$57,951	$285,205	$40,293	$161,220	$59,626	$220,846	$32,472
Construction	—	4,293	4,293	474	—	—	—	—
Mortgage	811,361	133,626	944,987	46,915	803,278	126,798	930,076	48,832
Leases	1,015	346	1,361	448	863	393	1,256	475
Consumer	93,280	14,364	107,644	24,150	93,916	12,233	106,149	22,802

Total	$1,132,910	$210,580	$1,343,490	$112,280	$1,059,277	$199,050	$1,258,327	$104,581

	Popular, Inc.
	Covered Loans
	March 31, 2018				December 31, 2017
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Mortgage	$3,362	$2,768	$6,130	$—	$2,658	$3,227	$5,885	$—

Total	$3,362	$2,768	$6,130	$—	$2,658	$3,227	$5,885	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2018 and 2017. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

Popular, Inc.
For the quarter ended March 31, 2018
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	5	—	—
Commercial real estate owner occupied	—	19	—	—
Commercial and industrial	3	19	—	—
Construction	1	—	—	—
Mortgage	19	4	36	23
Leasing	—	—	—	—
Consumer:
Credit cards	131	—	—	150
HELOCs	—	5	4	—
Personal	160	2	—	—
Auto	—	—	1	—
Other	7	—	1	—

Total	323	54	42	173

Popular, Inc.
For the quarter ended March 31, 2017
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	1	—	—
Commercial real estate owner occupied	2	1	—	—
Commercial and industrial	2	6	—	—
Mortgage	14	6	104	68
Leasing	—	—	3	—
Consumer:
Credit cards	126	—	1	158
Personal	262	4	—	1
Auto	—	1	1	—
Other	8	—	—	—

Total	414	19	109	227

The following tables present, by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2018 and 2017.

Popular, Inc.
For the quarter ended March 31, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	7	$22,986	$22,923	$6,800
Commercial real estate owner occupied	19	4,974	4,269	138
Commercial and industrial	22	11,069	10,523	(110)
Construction	1	4,210	4,293	474
Mortgage	82	10,273	8,919	457
Consumer:
Credit cards	281	2,926	3,301	454
HELOCs	9	865	856	267
Personal	162	3,072	3,070	1,010
Auto	1	134	132	23
Other	8	157	155	26

Total	592	$60,666	$58,441	$9,539

Popular, Inc.
For the quarter ended March 31, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$141	$139	$(11)
Commercial real estate owner occupied	3	1,157	1,147	56
Commercial and industrial	8	319	2,388	419
Mortgage	192	21,068	19,513	1,014
Leasing	3	114	115	32
Consumer:
Credit cards	285	2,402	2,643	312
Personal	267	4,598	4,595	1,033
Auto	2	36	37	6
Other	8	65	65	9

Total	769	$29,900	$30,642	$2,870

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at March 31, 2018 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Popular, Inc.
Defaulted during the quarter ended March 31, 2018
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$86
Commercial and industrial	5	72
Mortgage	17	2,572
Consumer:
Credit cards	48	1,342
Personal	30	889

Total	102	$4,961

Popular, Inc.
Defaulted during the quarter ended March 31, 2017
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$262
Commercial real estate owner occupied	1	267
Commercial and industrial	2	544
Mortgage	36	3,695
Leasing	1	45
Consumer:
Credit cards	128	1,349
HELOCs	1	97
Personal	42	1,024
Auto	2	57

Total	214	$7,340

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2018 and December 31, 2017.

March 31, 2018
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,357	$1,717	$7,241	$—	$—	$10,315	$140,774	$151,089
Commercial real estate non-owner occupied	479,890	245,430	322,409	—	—	1,047,729	1,333,298	2,381,027
Commercial real estate owner occupied	273,456	157,457	414,022	2,477	—	847,412	921,072	1,768,484
Commercial and industrial	488,714	110,852	211,204	387	99	811,256	2,010,940	2,822,196

Total Commercial	1,243,417	515,456	954,876	2,864	99	2,716,712	4,406,084	7,122,796
Construction	—	—	5,819	—	—	5,819	88,039	93,858
Mortgage	3,222	2,930	183,900	—	—	190,052	6,165,654	6,355,706
Leasing	—	—	3,801	—	156	3,957	834,426	838,383
Consumer:
Credit cards	—	—	11,004	—	—	11,004	1,043,873	1,054,877
HELOCs	—	—	329	—	—	329	5,104	5,433
Personal	484	575	22,864	—	—	23,923	1,207,018	1,230,941
Auto	—	—	13,216	—	140	13,356	873,118	886,474
Other	—	—	15,602	—	187	15,789	135,423	151,212

Total Consumer	484	575	63,015	—	327	64,401	3,264,536	3,328,937

Total Puerto Rico	$1,247,123	$518,961	$1,211,411	$2,864	$582	$2,980,941	$14,758,739	$17,739,680

Popular U.S.
Commercial multi-family	$25,718	$6,303	$7,093	$—	$—	$39,114	$1,210,483	$1,249,597
Commercial real estate non-owner occupied	51,304	11,580	35,742	—	—	98,626	1,692,905	1,791,531
Commercial real estate owner occupied	32,835	3,263	8,109	—	—	44,207	224,476	268,683
Commercial and industrial	3,441	104	115,256	—	—	118,801	917,099	1,035,900

Total Commercial	113,298	21,250	166,200	—	—	300,748	4,044,963	4,345,711
Construction	44,193	11,919	56,539	—	—	112,651	686,882	799,533
Mortgage	—	—	11,647	—	—	11,647	697,291	708,938
Legacy	521	386	3,017	—	—	3,924	27,243	31,167
Consumer:
Credit cards	—	—	—	—	—	—	73	73
HELOCs	—	—	5,522	—	9,209	14,731	151,686	166,417
Personal	—	—	1,648	—	944	2,592	293,614	296,206
Other	—	—	7	—	—	7	205	212

Total Consumer	—	—	7,177	—	10,153	17,330	445,578	462,908

Total Popular U.S.	$158,012	$33,555	$244,580	$—	$10,153	$446,300	$5,901,957	$6,348,257

Popular, Inc.
Commercial multi-family	$27,075	$8,020	$14,334	$—	$—	$49,429	$1,351,257	$1,400,686
Commercial real estate non-owner occupied	531,194	257,010	358,151	—	—	1,146,355	3,026,203	4,172,558
Commercial real estate owner occupied	306,291	160,720	422,131	2,477	—	891,619	1,145,548	2,037,167
Commercial and industrial	492,155	110,956	326,460	387	99	930,057	2,928,039	3,858,096

Total Commercial	1,356,715	536,706	1,121,076	2,864	99	3,017,460	8,451,047	11,468,507
Construction	44,193	11,919	62,358	—	—	118,470	774,921	893,391
Mortgage	3,222	2,930	195,547	—	—	201,699	6,862,945	7,064,644
Legacy	521	386	3,017	—	—	3,924	27,243	31,167
Leasing	—	—	3,801	—	156	3,957	834,426	838,383
Consumer:
Credit cards	—	—	11,004	—	—	11,004	1,043,946	1,054,950
HELOCs	—	—	5,851	—	9,209	15,060	156,790	171,850
Personal	484	575	24,512	—	944	26,515	1,500,632	1,527,147
Auto	—	—	13,216	—	140	13,356	873,118	886,474
Other	—	—	15,609	—	187	15,796	135,628	151,424

Total Consumer	484	575	70,192	—	10,480	81,731	3,710,114	3,791,845

Total Popular, Inc.	$1,405,135	$552,516	$1,455,991	$2,864	$10,735	$3,427,241	$20,660,696	$24,087,937

The following table presents the weighted average obligor risk rating at March 31, 2018 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.19	5.76
Commercial real estate non-owner occupied	11.07	6.98
Commercial real estate owner occupied	11.24	7.12
Commercial and industrial	11.18	7.09

Total Commercial	11.17	7.04

Construction	11.74	7.80

Popular U.S. :	Substandard	Pass
Commercial multi-family	11.00	7.27
Commercial real estate non-owner occupied	11.01	6.63
Commercial real estate owner occupied	11.05	7.30
Commercial and industrial	11.85	6.24

Total Commercial	11.60	6.77

Construction	11.00	7.69

Legacy	11.15	7.94

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2017
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,387	$1,708	$6,831	$—	$—	$9,926	$136,473	$146,399
Commercial real estate non-owner occupied	327,811	335,011	307,579	—	—	970,401	1,434,158	2,404,559
Commercial real estate owner occupied	243,966	215,652	354,990	2,124	—	816,732	1,006,882	1,823,614
Commercial and industrial	453,546	108,554	241,695	471	126	804,392	2,086,935	2,891,327

Total Commercial	1,026,710	660,925	911,095	2,595	126	2,601,451	4,664,448	7,265,899
Construction	110	4,122	1,545	—	—	5,777	89,592	95,369
Mortgage	2,748	3,564	155,074	—	—	161,386	6,415,393	6,576,779
Leasing	—	—	1,926	—	1,048	2,974	807,016	809,990
Consumer:
Credit cards	—	—	18,227	—	—	18,227	1,074,994	1,093,221
HELOCs	—	—	257	—	—	257	5,830	6,087
Personal	429	659	20,790	—	—	21,878	1,200,434	1,222,312
Auto	—	—	5,446	—	20	5,466	845,347	850,813
Other	—	—	16,324	—	440	16,764	140,824	157,588

Total Consumer	429	659	61,044	—	460	62,592	3,267,429	3,330,021

Total Puerto Rico	$1,029,997	$669,270	$1,130,684	$2,595	$1,634	$2,834,180	$15,243,878	$18,078,058

Popular U.S.
Commercial multi-family	$11,808	$6,345	$7,936	$—	$—	$26,089	$1,184,604	$1,210,693
Commercial real estate non-owner occupied	46,523	16,561	37,178	—	—	100,262	1,588,049	1,688,311
Commercial real estate owner occupied	28,183	30,893	8,590	—	—	67,666	251,309	318,975
Commercial and industrial	4,019	603	123,935	—	—	128,557	876,426	1,004,983

Total Commercial	90,533	54,402	177,639	—	—	322,574	3,900,388	4,222,962
Construction	36,858	8,294	54,276	—	—	99,428	685,232	784,660
Mortgage	—	—	14,852	—	—	14,852	678,776	693,628
Legacy	688	426	3,302	—	—	4,416	28,564	32,980
Consumer:
Credit cards	—	—	11	—	—	11	89	100
HELOCs	—	—	6,084	—	8,914	14,998	167,087	182,085
Personal	—	—	2,069	—	704	2,773	295,229	298,002
Other	—	—	—	—	—	—	319	319

Total Consumer	—	—	8,164	—	9,618	17,782	462,724	480,506

Total Popular U.S.	$128,079	$63,122	$258,233	$—	$9,618	$459,052	$5,755,684	$6,214,736

Popular, Inc.
Commercial multi-family	$13,195	$8,053	$14,767	$—	$—	$36,015	$1,321,077	$1,357,092
Commercial real estate non-owner occupied	374,334	351,572	344,757	—	—	1,070,663	3,022,207	4,092,870
Commercial real estate owner occupied	272,149	246,545	363,580	2,124	—	884,398	1,258,191	2,142,589
Commercial and industrial	457,565	109,157	365,630	471	126	932,949	2,963,361	3,896,310

Total Commercial	1,117,243	715,327	1,088,734	2,595	126	2,924,025	8,564,836	11,488,861
Construction	36,968	12,416	55,821	—	—	105,205	774,824	880,029
Mortgage	2,748	3,564	169,926	—	—	176,238	7,094,169	7,270,407
Legacy	688	426	3,302	—	—	4,416	28,564	32,980
Leasing	—	—	1,926	—	1,048	2,974	807,016	809,990
Consumer:
Credit cards	—	—	18,238	—	—	18,238	1,075,083	1,093,321
HELOCs	—	—	6,341	—	8,914	15,255	172,917	188,172
Personal	429	659	22,859	—	704	24,651	1,495,663	1,520,314
Auto	—	—	5,446	—	20	5,466	845,347	850,813
Other	—	—	16,324	—	440	16,764	141,143	157,907

Total Consumer	429	659	69,208	—	10,078	80,374	3,730,153	3,810,527

Total Popular, Inc.	$1,158,076	$732,392	$1,388,917	$2,595	$11,252	$3,293,232	$20,999,562	$24,292,794

The following table presents the weighted average obligor risk rating at December 31, 2017 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.16	5.89
Commercial real estate non-owner occupied	11.06	6.99
Commercial real estate owner occupied	11.28	7.14
Commercial and industrial	11.16	7.11

Total Commercial	11.17	7.06

Construction	11.00	7.76

Popular U.S.:	Substandard	Pass
Commercial multi-family	11.00	7.28
Commercial real estate non-owner occupied	11.04	6.74
Commercial real estate owner occupied	11.10	7.14
Commercial and industrial	11.82	6.17

Total Commercial	11.59	6.80

Construction	11.00	7.70

Legacy	11.11	7.93

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

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

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$46,316	$69,334
Amortization of loss-share indemnification asset	(934)	(776)
Credit impairment losses to be covered under loss-sharing agreements	104	148
Reimbursable expenses	537	921
Net payments from FDIC under loss-sharing agreements	(364)	—
Other adjustments attributable to FDIC loss-sharing agreements	—	(5,550)

Balance at end of period	$45,659	$64,077

Balance due to the FDIC for recoveries on covered assets	(1,190)	(5,284)

Balance at end of period	$44,469	$58,793

The loss-share component of the arrangements applicable to commercial (including construction) and consumer loans expired during the quarter ended June 30, 2015. The agreement provides for reimbursement of recoveries to the FDIC to continue through the quarter ending June 30, 2018, and for the single family mortgage loss-share component of such agreement to expire on the quarter ended June 30, 2020.

The weighted average life of the single family loan portfolio accounted for under ASC 310-30 subject to the FDIC loss-sharing agreement at March 31, 2018 is 7.1 years.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017
Carrying amount (fair value)	$170,970	$164,858
Undiscounted amount	$189,449	$188,958

The increase in the fair value of the true-up payment obligation was principally driven by a decrease in the discount rate from 5.47% in 2017 to 4.57% in 2018 due to a lower risk premium. The discount rate reflects Popular’s credit risk for the term remaining before the payment. Therefore, a significant component of the discount rate is the credit spreads on Popular’s publicly traded debt securities. This spread has been impacted by the effect of the hurricanes, resulting in volatility in the fair value of the true-up payment obligation, even though the undiscounted value of the liability has not varied signififcantly. The estimated fair value of the true-up payment obligation corresponds to the difference between the initial estimated losses to be reimbursed by the FDIC and the revised estimate of reimbursable losses. As the amount of estimated reimbursable losses decreases, the value of the true-up payment obligation increases.

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2018	2017
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$12,456	$13,452
Mortgage servicing rights fair value adjustments	(4,307)	(5,954)

Total mortgage servicing fees, net of fair value adjustments	8,149	7,498

Net gain on sale of loans, including valuation on loans held-for-sale	1,057	5,381

Trading account profit (loss):
Unrealized losses on outstanding derivative positions	(221)	(40)
Realized gains (losses) on closed derivative positions	3,083	(1,470)

Total trading account profit (loss)	2,862	(1,510)

Total mortgage banking activities	$12,068	$11,369

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

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2018 and 2017 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2018, the Corporation recorded a net gain of $1.0 million (March 31, 2017 - $5.0 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2018 and 2017:

	Proceeds Obtained During the Quarter Ended March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available for sale:
Mortgage-backed securities—FNMA	$—	$5,722	$—	$5,722

Total debt securities available-for-sale	$—	$5,722	$—	$5,722

Trading account debt securities:
Mortgage-backed securities—GNMA	$—	$112,495	$—	$112,495
Mortgage-backed securities—FNMA	—	20,025	—	20,025

Total trading account debt securities	$—	$132,520	$—	$132,520

Mortgage servicing rights	$—	$—	$2,415	$2,415

Total	$—	$138,242	$2,415	$140,657

	Proceeds Obtained During the Quarter Ended March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available for sale:
Mortgage-backed securities—FNMA	$—	$4,752	$—	$4,752

Total debt securities available-for-sale	$—	$4,752	$—	$4,752

Trading account debt securities:
Mortgage-backed securities—GNMA	$—	$146,977	$—	$146,977
Mortgage-backed securities—FNMA	—	22,891	—	22,891

Total trading account debt securities	$—	$169,868	$—	$169,868

Mortgage servicing rights	$—	$—	$2,470	$2,470

Total	$—	$174,620	$2,470	$177,090

During the quarter ended March 31, 2018, the Corporation retained servicing rights on whole loan sales involving approximately $10.0 million in principal balance outstanding (March 31, 2017 - $18.2 million), with realized gains of approximately $0.1 million (March 31, 2017 - gains of $0.4 million). All loan sales performed during the quarters ended March 31, 2018 and 2017 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2018 and 2017.

Residential MSRs
(In thousands)	March 31, 2018	March 31, 2017
Fair value at beginning of period	$168,031	$196,889
Additions	2,557	2,763
Changes due to payments on loans[1]	(3,335)	(4,587)
Reduction due to loan repurchases	(972)	(644)
Changes in fair value due to changes in valuation model inputs or assumptions	—	(723)

Fair value at end of period	$166,281	$193,698

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $16.1 billion at March 31, 2018 and December 31, 2017, which in part was impacted by a reduction of $535 million (December 31, 2017 - $840 million), in mortgage loans at BPPR due to the rebooking of loans previously pooled into GNMA securities.

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At March 31, 2018 and 2017, those weighted average mortgage servicing fees were 0.30%. Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2018 and 2017 were as follows:

	Quarters ended
	March 31, 2018	March 31, 2017
Prepayment speed	5.6%	4.4%
Weighted average life (in years)	9.1	10.9
Discount rate (annual rate)	10.8%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2018	2017	2018	2017
Fair value of servicing rights	$71,837	$73,951	$94,444	$94,080
Weighted average life (in years)	7.6	7.3	6.8	6.5
Weighted average prepayment speed (annual rate)	4.5%	5.1%	5.1%	5.7%
Impact on fair value of 10% adverse change	$(1,333)	$(1,503)	$(1,830)	$(2,070)
Impact on fair value of 20% adverse change	$(2,630)	$(2,976)	$(3,608)	$(3,999)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(3,171)	$(3,091)	$(3,980)	$(3,785)
Impact on fair value of 20% adverse change	$(6,106)	$(5,971)	$(7,671)	$(7,235)

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

At March 31, 2018, the Corporation serviced $1.4 billion (December 31, 2017 - $1.5 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2018, the Corporation had recorded $535 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2017 - $840 million). While the borrowers for our serviced GNMA portfolio benefited from the loan payment moratorium, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended March 31, 2018, the Corporation repurchased approximately $85 million (March 31, 2017 - $45 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters ended March 31, 2018 and 2017.

	For the quarter ended March 31, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(654)	(2,514)	(287)	(3,455)
Additions	4,403	2,984	—	7,387
Sales	(389)	(20,305)	(3,282)	(23,976)
Other adjustments	864	(588)	(693)	(417)

Ending balance	$25,635	$127,426	$15,333	$168,394

	For the quarter ended March 31, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$20,401	$160,044	$32,128	$212,573
Write-downs in value	(1,259)	(2,755)	(772)	(4,786)
Additions	4,538	26,254	4,109	34,901
Sales	(993)	(20,409)	(5,397)	(26,799)
Other adjustments	(133)	148	(142)	(127)

Ending balance	$22,554	$163,282	$29,926	$215,762

Note 13 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2018	December 31, 2017
Net deferred tax assets (net of valuation allowance)	$1,031,360	$1,035,110
Investments under the equity method	222,811	215,349
Prepaid taxes	150,104	168,852
Other prepaid expenses	92,909	84,771
Derivative assets	15,418	16,539
Trades receivable from brokers and counterparties	41,683	7,514
Receivables from investments maturities	50,000	70,000
Principal, interest and escrow servicing advances	110,076	107,299
Guaranteed mortgage loan claims receivable	134,293	163,819
Others	130,106	122,070

Total other assets	$1,978,760	$1,991,323

Note 14 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters ended March 31, 2018 and 2017.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

March 31, 2018
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	March 31,	Accumulated	March 31,
	2018	impairment	2018	2018	impairment	2018
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

December 31, 2017
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2017	impairment	2017	2017	impairment	2017
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

Other Intangible Assets

At March 31, 2018 and December 31, 2017, the Corporation had $ 6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2018
Core deposits	$37,224	$23,278	$13,946
Other customer relationships	35,632	22,395	13,237

Total other intangible assets	$72,856	$45,673	$27,183

December 31, 2017
Core deposits	$37,224	$22,347	$14,877
Other customer relationships	35,683	21,051	14,632

Total other intangible assets	$72,907	$43,398	$29,509

During the quarter ended March 31, 2018, the Corporation recognized $ 2.3 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2017 - $ 2.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2018	$6,960
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157
Year 2022	1,281
Year 2023	1,281
Later years	1,495

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2018	December 31, 2017
Savings accounts	$9,161,138	$8,561,718
NOW, money market and other interest bearing demand deposits	11,479,102	10,885,967

Total savings, NOW, money market and other interest bearing demand deposits	20,640,240	19,447,685

Certificates of deposit:
Under $100,000	3,459,634	3,446,575
$100,000 and over	4,335,609	4,068,303

Total certificates of deposit	7,795,243	7,514,878

Total interest bearing deposits	$28,435,483	$26,962,563

A summary of certificates of deposit by maturity at March 31, 2018 follows:

(In thousands)
2018	$3,715,239
2019	1,404,036
2020	1,149,907
2021	766,327
2022	550,150
2023 and thereafter	209,584

Total certificates of deposit	$7,795,243

At March 31, 2018, the Corporation had brokered deposits amounting to $ 0.6 billion (December 31, 2017 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $4 million at March 31, 2018 (December 31, 2017 - $4 million).

Note 16 – Borrowings

The following table presents the balances of assets sold under agreements to repurchase at March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017
Assets sold under agreements to repurchase	$380,061	$390,921

Total assets sold under agreements to repurchase	$380,061	$390,921

The following table presents information related to the Corporation’s repurchase transactions accounted for as secured borrowings that are collateralized with debt securities available-for-sale, other assets held-for-trading purposes or which have been obtained under agreements to resell. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

Repurchase agreements accounted for as secured borrowings

	March 31, 2018	December 31, 2017
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury Securities
Within 30 days	$54,013	$148,516
After 30 to 90 days	53,921	87,357
After 90 days	181,698	43,500

Total U.S. Treasury Securities	289,632	279,373

Obligations of U.S. government sponsored entities
Within 30 days	62,098	30,656
After 30 to 90 days	—	19,463
After 90 days	—	15,937

Total obligations of U.S. government sponsored entities	62,098	66,056

Mortgage-backed securities
Within 30 days	4,645	31,383
After 90 days	13,085	—

Total mortgage-backed securities	17,730	31,383

Collateralized mortgage obligations
Within 30 days	10,601	14,109

Total collateralized mortgage obligations	10,601	14,109

Total	$380,061	$390,921

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017
Advances with the FHLB paying interest at maturity with fixed rates ranging from 1.63% to 2.02%	$185,000	$95,000
Others	1,200	1,208

Total other short-term borrowings	$186,200	$96,208

Note: Refer to the Corporation’s 2017 Form 10-K for rates information at December 31, 2017.

The following table presents the composition of notes payable at March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017
Advances with the FHLB with maturities ranging from 2018 through 2029 paying interest at monthly fixed rates ranging from 0.84% to 4.19%	$599,954	$572,307
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest monthly at a floating rate ranging from 0.22% to 0.34% over the 1 month LIBOR	34,164	34,164
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest quarterly at a floating rate from 0.09% to 0.24% over the 3 month LIBOR	25,019	25,019
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $2,606	447,394	446,873
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $443	439,357	439,351
Others	18,316	18,642

Total notes payable	$1,564,204	$1,536,356

Note: Refer to the Corporation’s 2017 Form 10-K for rates information at December 31, 2017.

A breakdown of borrowings by contractual maturities at March 31, 2018 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
2018	$380,061	$186,200	$242,635	$808,896
2019	—	—	649,382	649,382
2020	—	—	112,069	112,069
2021	—	—	21,840	21,840
2022	—	—	5,143	5,143
Later years	—	—	533,135	533,135

Total borrowings	$380,061	$186,200	$1,564,204	$2,130,465

At March 31, 2018 and December 31, 2017, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.8 billion and $3.9 billion, respectively, of which $844 million and $726 million, respectively, were used. In addition, at March 31, 2018 and December 31, 2017, the Corporation had placed $435 million and $260 million, respectively, of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at March 31, 2018, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.1 billion (2017 - $1.1 billion), which remained unused at March 31, 2018 and December 31, 2017. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at March 31, 2018 and December 31, 2017.

As of March 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$15,496	$—	$15,496	$83	$—	$—	$15,413

Total	$15,496	$—	$15,496	$83	$—	$—	$15,413

As of March 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$13,685	$—	$13,685	$83	$—	$—	$13,602
Repurchase agreements	380,061	—	380,061	—	380,061	—	—

Total	$393,746	$—	$393,746	$83	$380,061	$—	$13,602

As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$16,719	$—	$16,719	$121	$—	$—	$16,598

Total	$16,719	$—	$16,719	$121	$—	$—	$16,598

As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$14,431	$—	$14,431	$121	$8	$—	$14,302
Repurchase agreements	390,921	—	390,921	—	390,921	—	—

Total	$405,352	$—	$405,352	$121	$390,929	$—	$14,302

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

Note 18 – Stockholders’ equity

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. Also, during the first quarter of 2017, the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction (“ASR”). As part of this transaction, the Corporation received 1,847,372 shares and recognized $79.5 million in treasury stock, based on the stock’s spot price, offset by a $4.5 million adjustment to capital surplus, resulting from the decline in the Corporation’s stock price during the term of the ASR. During the quarter ended March 31, 2018, the Corporation declared dividends on its common stock of $ 25.5 million; which were paid on April 2, 2018.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $540 million at March 31, 2018 (December 31, 2017 - $540 million) There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2018 and March 31, 2017.

Note 19 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2018 and 2017.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended March 31,
(In thousands)		2018	2017
Foreign currency translation	Beginning Balance	$(43,034)	$(39,956)

	Other comprehensive income	93	139

	Net change	93	139

	Ending balance	$(42,941)	$(39,817)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(205,408)	$(211,610)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,285	3,421
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	(529)	(580)

	Net change	2,756	2,841

	Ending balance	$(202,652)	$(208,769)

Unrealized net holding losses on debt securities	Beginning Balance	$(102,775)	$(69,003)

	Other comprehensive loss	(114,404)	(2,704)

	Net change	(114,404)	(2,704)

	Ending balance	$(217,179)	$(71,707)

Unrealized holding gains on equity securities	Beginning Balance	$605	$685

	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	(605)	—
	Other comprehensive income before reclassifications	—	95
	Amounts reclassified from accumulated other comprehensive income	—	(130)

	Net change	(605)	(35)

	Ending balance	$—	$650

Unrealized net losses on cash flow hedges	Beginning Balance	$(40)	$(402)

	Other comprehensive income (loss) before reclassifications	747	(389)
	Amounts reclassified from accumulated other comprehensive loss	(773)	522

	Net change	(26)	133

	Ending balance	$(66)	$(269)

	Total	$(462,838)	$(319,912)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2018 and 2017.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2018	2017
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,386)	$(5,607)
Amortization of prior service credit	Personnel costs	867	950

	Total before tax	(4,519)	(4,657)

	Income tax benefit	1,763	1,816

	Total net of tax	$(2,756)	$(2,841)

Unrealized holding gains on equity securities
Realized gain on sale of equity securities	Net gain on equity securities	$—	$162

	Total before tax	—	162

	Income tax expense	—	(32)

	Total net of tax	$—	$130

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$1,267	$(855)

	Total before tax	1,267	(855)

	Income tax (expense) benefit	(494)	333

	Total net of tax	$773	$(522)

	Total reclassification adjustments, net of tax	$(1,983)	$(3,233)

Note 20 – Guarantees

At March 31, 2018 the Corporation recorded a liability of $0.5 million (December 31, 2017 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2018 the Corporation serviced $1.4 billion (December 31, 2017 - $1.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2018, the Corporation repurchased approximately $ 8 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2017 - $ 9 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2018 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 57 million (December 31, 2017 - $ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2018 and 2017.

	Quarters ended March 31,
(In thousands)	2018	2017
Balance as of beginning of period	$58,820	$54,489
Provision for recourse liability	3,000	2,134
Net charge-offs	(4,395)	(5,083)

Balance as of end of period	$57,425	$51,540

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the three months ended March 31, 2018, BPPR repurchased $9 million in loans under representation and warranty arrangements (there were no loan repurchases during the same period of the prior year). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2018 and 2017.

	Quarters ended March 31,
(In thousands)	2018	2017
Balance as of beginning of period	$11,742	$10,936
Reversal of provision for representation and warranties	(152)	(399)
Net charge-offs	(172)	—

Balance as of end of period	$11,418	$10,537

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2018, the Corporation serviced $16.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2017 - $16.1 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2018, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $110 million (December 31, 2017 - $107 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 149 million at March 31, 2018 and December 31, 2017. In addition, at March 31, 2018 and December 31, 2017, PIHC fully and unconditionally guaranteed on a subordinated basis $ 427 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 22 to the Consolidated Financial Statements in the 2017 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit:
Credit card lines	$4,390,503	$4,303,256
Commercial and construction lines of credit	2,828,876	3,011,673
Other consumer unused credit commitments	250,338	250,029
Commercial letters of credit	1,217	2,116
Standby letters of credit	33,140	33,633
Commitments to originate or fund mortgage loans	20,163	15,297

At March 31, 2018 and December 31, 2017, the Corporation maintained a reserve of approximately $11 million and $10 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

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

Puerto Rico is in the midst of a profound fiscal and economic crisis, was recently significantly impacted by two major hurricanes, and has commenced several proceedings under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) to restructure its outstanding obligations and those of certain of its instrumentalities.

In September 2017, Puerto Rico was impacted by Hurricanes Irma and Maria. Most relevant, Hurricane Maria made landfall on September 20, 2017, causing severe wind and flood damage to infrastructure, homes and businesses throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electrical power and other basic utility and infrastructure services were severely curtailed. As of the date of this report, electricity and water services have been restored to the vast majority of the clients of the Commonwealth’s electric and water utilities, but the electric system remains fragile. The damages caused by the hurricanes are substantial and have had a material adverse impact on economic activity in Puerto Rico. It is still, however, too early to fully assess and quantify the extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity.

The U.S. Congress enacted PROMESA on June 30, 2016 in response to the Commonwealth’s ongoing fiscal and economic crisis. PROMESA, among other things, (i) established a seven-member oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities, (ii) requires the Commonwealth (and any instrumentality thereof designated as a “covered entity” under PROMESA) to submit its budgets, and if the Oversight Board so requests, a fiscal plan for certification by the Oversight Board, and (iii) established two separate processes for the restructuring of the outstanding liabilities of the Commonwealth, its instrumentalities and municipalities: (a) Title VI, a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debts, and (b) Title III, a court-supervised process for a comprehensive restructuring similar to Chapter 9 of the U.S. Bankruptcy Code.

The Oversight Board has designated a number of entities as “covered entities” under PROMESA, including the Commonwealth and all of its instrumentalities. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof. Pursuant to PROMESA, the Oversight Board certified fiscal plans for certain of these “covered entities,” including the Commonwealth, Government Development Bank for Puerto Rico (“GDB”) and several other public corporations in 2017. However, following the hurricanes, the Oversight Board requested the submission of new fiscal plans for such entities. The Oversight Board certified revised fiscal plans for the Commonwealth, GDB, the Puerto Rico Highways and Transportation Authority (“HTA”), the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the University of Puerto Rico on April 2018. Both last year’s fiscal plans and the new certified fiscal plans indicate that the applicable government entities are unable to pay their outstanding obligations as currently scheduled, thus recognizing a need for a significant debt restructuring and/or write downs.

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court for the District of Puerto Rico to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation, the Employees Retirement System, HTA and PREPA. The Oversight Board has also authorized GDB to pursue a restructuring of its financial indebtedness under Title VI of PROMESA. As of the date hereof, these entities are the only entities for which the Oversight Board has sought to use the restructuring authority provided by PROMESA. However, the Oversight Board may use the restructuring authority of Title III or Title VI of PROMESA for other Commonwealth instrumentalities, including its municipalities, in the future.

At March 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 481 million, which was fully outstanding at quarter-end (compared to a direct exposure of approximately $484 million, which was fully outstanding at December 31, 2017). Of this amount, $ 434 million consists of loans and $ 47 million are securities ($ 435 million and $ 49 million at December 31, 2017). All of the amount outstanding at March 31, 2018 were obligations from various Puerto Rico municipalities. In most cases, these are “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2018, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$4	$—	$4	$4
After 5 to 10 years	9	—	9	9
After 10 years	31	—	31	31

Total Central Government	44	—	44	44

Government Development Bank (GDB)
Within 1 year	3	—	3	3

Total Government Development Bank (GDB)	3	—	3	3

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,445	9,454	12,899	12,899
After 1 to 5 years	16,195	196,369	212,564	212,564
After 5 to 10 years	26,140	106,573	132,713	132,713
After 10 years	1,025	122,038	123,063	123,063

Total Municipalities	46,805	434,434	481,239	481,239

Total Direct Government Exposure	$46,856	$434,434	$481,290	$481,290

In addition, at March 31, 2018, the Corporation had $382 million in indirect exposure to loans or securities issued or guaranteed by Puerto Rico governmental entities whose principal source of repayment is non-governmental. In such obligations, the Puerto Rico government entity guarantees any shortfall in collateral in the event of borrower default ($386 million at December 31, 2017). These included $306 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2017 - $310 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serve to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. Also, at March 31, 2018 and December 31, 2017, the Corporation had $44 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, $7 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $25 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties).

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

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $80 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. In addition, in September 2017, the USVI was also severely impacted by Hurricanes Irma and Maria, which will pose additional challenges to the USVI government and could further materially adversely affect the USVI economy.

Other contingencies

As indicated in Note 9 to the Consolidated Financial Statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $ 171 million at March 31, 2018 (December 31, 2017 - $ 165 million). For additional information refer to Note 9.

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

On at least a quarterly basis, Popular assesses its liabilities and contingencies relating to outstanding Legal Proceedings utilizing the latest information available. For matters where it is probable that the Corporation will incur a material loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis as appropriate to reflect any relevant developments. For matters where a material loss is not probable, or the amount of the loss cannot be reasonably estimated, no accrual is established.

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current Legal Proceedings ranges from $0 to approximately $28.2 million as of March 31, 2018. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Perez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A hearing on the request for preliminary injunction and other matters was held on February 15, 2017, as a result of which plaintiffs withdrew their request for preliminary injunctive relief. A motion for dismissal on the merits, which the Defendant Insurance Companies filed shortly before hearing, was denied with a right to replead following limited targeted discovery. On March 24, 2017, the Popular Defendants filed a certiorari petition with the Puerto Rico Court of Appeals seeking a review of the lower court’s denial of the motion to dismiss. The Court of Appeals denied the Popular Defendant’s request, and the Popular Defendants appealed this determination to the Puerto Rico Supreme Court, which declined review. Separately, a class certification hearing was held in June and the Court requested post-hearing briefs on this issue. On October 26, 2017, the Court entered an order whereby it broadly certified the class. At a hearing held on November 2, 2017, the Court encouraged the parties to reach agreement on discovery and class notification procedures. The Court further allowed defendants until January 4, 2018 to answer the complaint. A follow-up hearing was set for March 6, 2018. On December 21, 2017, the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals, which plaintiffs opposed on January 9, 2018. On March 4, 2018, the Court of Appeals declined to entertain the certiorari petition. Plaintiffs sought to amend the complaint and defendants filed an answer thereto. The case is now in its discovery stage.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs essentially contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). Between late March and early April, co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief. A co-defendant filed a third-party Complaint against Antilles Insurance Company. A preliminary injunction and class certification hearing originally scheduled for April 6th was subsequently postponed, pending resolution of the motions to dismiss. On July 31, 2017, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment and on March 21, 2018, the Court of Appeals reversed the Court of First Instance’s dismissal. On April 5, 2018, co-defendant Oriental Bank filed a motion for reconsideration, which the Court denied on April 27th. Banco Popular intends to appeal the Court of Appeals’ determination.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel. Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, Plaintiffs request that all Defendants (over 20, including all local banks), be held jointly and severally liable in an amount no less than $400 million. BPPR waived service of process in June and filed a motion to dismiss in August 2017, as did most co-defendants. On March 28, 2018, the Court dismissed the complaint in its entirety. On April 9, 2018, plaintiffs filed a motion for reconsideration of such dismissal, which is still pending before the Court.

BPPR has also been named a defendant in two separate putative class actions captioned Costa Dorada Apartment Corp., et al. v. Banco Popular de Puerto Rico, et al., and Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of commercial and residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (dual tracking), all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. They demand approximately $1 billion (in Costa Dorada) and unspecified damages (in Saad Maura). Banco Popular has not yet been served with summons in relation to the Costa Dorada Matter. On January 3, 2018, plaintiffs in the Saad Maura case requested that Banco Popular waive service of process, which it agreed to do on February 1, 2018. BPPR subsequently filed a motion to dismiss the complaint on the same grounds as those asserted in the Gonzalez Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary creditor in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand in excess of $30 million in damages and the annulment of their mortgage deeds. BPPR extended plaintiffs three consecutive six-month payment forbearances, the last of which is still in effect, and has recently engaged in preliminary settlement discussions with plaintiffs. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement. On April 11, 2018, the Court stayed these proceedings in light of the FDIC’s filing of a motion to remove this matter to Federal Court.

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

The Corporation notified applicable regulators and conducted a review of its mortgage files to assess the scope of potential customer impact. The review is substantially complete. The review found that while the mailing error extended to approximately 23,000 residential mortgage loans (approximately 50% of which are serviced by the Corporation for third parties), the number of borrowers actually harmed by the mailing error was substantially lower. This was due to, among other things, the fact that the Corporation regularly uses means other than the mail to communicate with borrowers, including email and hand delivery of written notices at our mortgage servicing centers or bank branches. Importantly, more than half of all borrowers potentially subject to such error actually closed on a loss mitigation alternative.

During the fourth quarter of 2017, the Corporation began outreach to potentially affected borrowers with outstanding loans. These efforts are substantially complete; however, outreach to certain borrowers whose loans require special handling is still in progress. Such borrowers include for example, those in bankruptcy. The Corporation is engaged in ongoing dialogue with applicable regulators with respect to this matter, including remediation plans. At this point, we are not able to estimate the financial impact of the failure to mail the loss mitigation notices.

Other Significant Proceedings

In June 2017, a syndicate comprised of BPPR and other local banks (the “Lenders”) filed an involuntary Chapter 11 bankruptcy proceeding against Betteroads Asphalt and Betterecycling Corporation (the “Involuntary Debtors”). This filing followed attempts by the Lenders to restructure and resolve the Involuntary Debtors’ obligations and outstanding defaults under a certain credit agreement, first through good faith negotiations and subsequently, through the filing of a collection action against the Involuntary Debtors in local court. The involuntary debtors subsequently counterclaimed, asserting damages in excess of $900 million. The Lenders ultimately joined in the commencement of these involuntary bankruptcy proceedings against the Debtors in order to preserve and recover the Involuntary Debtors’ assets, having confirmed that the Involuntary Debtors were transferring assets out of their estate for little or no consideration. The Involuntary Debtors subsequently filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. The court allowed limited discovery to take place prior to an evidentiary hearing to determine the merits of debtors’ motion to dismiss. At a hearing held in November 2017, the Court determined that it was inclined to rule against the dismissal of the complaint but requested that the parties submit supplemental briefs on the subject, which the parties did; however, no decision has been rendered to date. Discovery is ongoing.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 117 arbitration proceedings with aggregate claimed amounts of approximately $243 million, including one arbitration with claimed damages of approximately $78 million in which another Puerto Rico broker-dealer is a co-defendant. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle such claims rather than expend the money and resources required to see such cases to completion. The Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds, including bonds issued by COFINA and GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

Subpoenas for Production of Documents in relation to PROMESA Title III Proceedings

Popular Securities has, together with Popular, Inc. and BPPR (collectively, the “Popular Companies”) filed an appearance in connection with the Commonwealth of Puerto Rico’s pending Title III bankruptcy proceeding. Its appearance was prompted by a request by the Commonwealth’s Unsecured Creditors’ Committee (“UCC”) to allow a broad discovery program under Rule 2004 to investigate, among other things, the causes of the Puerto Rico financial crisis. The Rule 2004 request sought broad discovery not only from the Popular Companies, but also from Banco Santander de Puerto Rico (“Santander”) and others, spanning in excess of eleven (11) years. In their respective objections, both the Popular Companies and Santander argued that these requests go substantially beyond the permissible scope of Rule 2004 discovery programs and should either be denied outright or substantially modified. A hearing before Magistrate Judge Gail Dein was held on August 9, 2017. At the hearing, the Court requested that the UCC and the PROMESA Oversight Board, who opposed the UCC’s request, submit further briefing on this subject. The parties argued their respective positions at the omnibus hearing held on November 15, 2017. Upon listening to arguments on this matter, Magistrate Dein denied the UCC’s request without prejudice, to allow the law firm of Kobre & Kim to carry out its own independent investigation on behalf of the PROMESA Oversight Board.

Since the August 2017 hearing, the Popular Companies have been served with additional requests for the preservation and voluntary production of certain documents and witnesses from the UCC and the COFINA Agents in connection with the COFINA-Commonwealth adversary complaint, as well as from the Oversight Board’s Independent Investigator, Kobre & Kim. The Popular Companies are cooperating with all such requests but have asked that such requests be submitted in the form of a subpoena to address privacy and confidentiality considerations pertaining to some of the documents involved in the production.

POPULAR BANK

Josefina Valle v. Popular Community Bank (now Popular Bank)

PB has been named a defendant in a putative class action complaint captioned Josefina Valle, et al. v. Popular Community Bank, filed in November 2012 in the New York State Supreme Court (New York County). Plaintiffs, PB customers, allege among other things that PB has engaged in unfair and deceptive acts and trade practices in connection with the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that PB improperly disclosed its consumer overdraft policies and that the overdraft rates and fees assessed by PB violate New York’s usury laws. Plaintiffs seek unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

A motion to dismiss was filed on September 9, 2013. After several procedural steps that included a ruling partially granting PB’s motion to dismiss and the filing of an amended complaint that was also partially dismissed, on August 12, 2015, Plaintiffs filed a second amended complaint. On September 17, 2015, PB filed a motion to dismiss the second amended complaint and on February 18, 2016, the Court granted it in part and denied it in part, dismissing plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PB filed an answer to the second amended complaint. On April 7, 2016, PB filed a notice of appeal on the partial denial of PB’s motion to dismiss and after briefing and the holding of oral argument, on April 25, 2017, the Appellate Division issued an order denying PB’s appeal. On November 13, 2017, the parties reached an agreement in principle. Under this agreement, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of defendant, an amount up to $5.2 million will be paid to qualified plaintiffs. In March 2018, the Court entered an order for the preliminary approval of the settlement. A fairness hearing has been scheduled for August 2018.

Eugene Duncan v. Popular North America

Popular North America was named a defendant in a putative class action complaint captioned Duncan v. Popular North America, filed on January 29, 2018 in the United States District Court for the Eastern District of New York. The complaint generally asserted that Popular North America (“PNA”) failed to design, construct, maintain and operate its website to be fully accessible to and independently usable by plaintiff and other blind or visually-impaired people, and that PNA’s denial of full and equal access to its website, and therefore to its products and services, violates the Americans with Disabilities Act. Plaintiff sought a permanent injunction to cause a change in defendant’s allegedly unlawful corporate policies, practices and procedures so that its website becomes and remains accessible to blind and visually impaired customers. On April 3, 2018, the parties reached an agreement in principle to settle this matter.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at March 31, 2018 and December 31, 2017, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017
Assets
Servicing assets:
Mortgage servicing rights	$134,819	$132,692

Total servicing assets	$134,819	$132,692

Other assets:
Servicing advances	$43,615	$47,742

Total other assets	$43,615	$47,742

Total assets	$178,434	$180,434

Maximum exposure to loss	$178,434	$180,434

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $11.4 billion at March 31, 2018 (December 31, 2017 - $11.7 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2018 and December 31, 2017, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at March 31, 2018 and December 31, 2017.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Assets
Other assets:
Equity investment	$6,940	$7,199	$7,518	$12,874

Total assets	$6,940	$7,199	$7,518	$12,874

Liabilities
Deposits	$(1,811)	$(20)	$(10,010)	$(10,501)

Total liabilities	$(1,811)	$(20)	$(10,010)	$(10,501)

Total net assets	$5,129	$7,179	$(2,492)	$2,373

Maximum exposure to loss	$5,129	$7,179	$—	$2,373

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2018 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2018.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2018, the Corporation’s stake in EVERTEC was 16.09%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

During the quarter ended March 31, 2018, there were no dividend distributions received by the Corporation from its investments in EVERTEC’s holding company (March 31, 2017—$ 1.2 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	March 31, 2018	December 31, 2017
Equity investment in EVERTEC	$52,030	$47,532

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2018 and December 31, 2017. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2018	December 31, 2017
Accounts receivable (Other assets)	$6,376	$6,830
Deposits	(24,249)	(22,284)
Accounts payable (Other liabilities)	(4,619)	(2,040)

Net total	$(22,492)	$(17,494)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the quarters ended March 31, 2018 and 2017.

	Quarters ended March 31,
(In thousands)	2018	2017
Share of income from investment in EVERTEC	$3,704	$3,700
Share of other changes in EVERTEC’s stockholders’ equity	129	619

Share of EVERTEC’s changes in equity recognized in income	$3,833	$4,319

The following table present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2018 and 2017. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarters ended March 31,
(In thousands)	2018	2017	Category
Interest expense on deposits	$(11)	$(9)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,982	7,666	Other service fees
Rental income charged to EVERTEC	1,765	1,759	Net occupancy
Processing fees on services provided by EVERTEC	(45,558)	(42,370)	Professional fees
Other services provided to EVERTEC	314	266	Other operating expenses

Total	$(35,508)	$(32,688)

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

(In thousands)	March 31, 2018	December 31, 2017
Equity investment in PRLP 2011 Holdings, LLC	$6,940	$7,199

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017
Deposits (non-interest bearing)	$(1,811)	$(20)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PRLP 2011 Holdings, LLC for the quarters ended March 31, 2018 and 2017.

	Quarters ended March 31,
(In thousands)	2018	2017
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(259)	$(511)

No capital distributions were received by the Corporation from its investment in PRLP 2011 Holdings, LLC during the quarters ended March 31, 2018 and 2017. There were no transactions between the Corporation and PRLP 2011 Holdings, LLC during the quarters ended March 31, 2018 and 2017.

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

(In thousands)	March 31, 2018	December 31, 2017
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$7,518	$12,874

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC at March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017
Deposits	$(10,010)	$(10,501)

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PR Asset Portfolio 2013-1 International, LLC for quarters ended March 31, 2018 and 2017.

	Quarters ended March 31,
(In thousands)	2018	2017
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(5,356)	$(154)

During the quarter ended March 31, 2018, there were no capital distributions received by the Corporation from its investment in PR Asset Portfolio 2013-1 International, LLC (March 31, 2017—$ 3.4 million). The Corporation received $0.7 million in dividend distributions during the quarter ended March 31, 2017, which were declared by PR Asset Portfolio 2013-1 International, LLC during the quarter ended December 31, 2016. The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2018 and 2017.

	Quarters ended March 31,
(In thousands)	2018	2017	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$—	$9	Interest income
Interest expense on deposits	(6)	(4)	Interest expense

Total	$(6)	$5

Centro Financiero BHD León

At March 31, 2018, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2018, the Corporation recorded $ 8.5 million in earnings from its investment in BHD Leon (March 31, 2017 - $ 6.1 million), which had a carrying amount of $ 143.0 million at March 31, 2018 (December 31, 2017 - $ 135.0 million). As of December 31, 2016, BPPR had extended a credit facility of $ 50 million to BHD León with an outstanding balance of $ 25 million. This credit facility was repaid and expired during March 2017. On December 2017, BPPR extended a credit facility of $ 40 million to BHD León, with an outstanding balance of $ 40 million at March 31, 2018 (December 31, 2017 - $ 40 million). There were no dividend distributions received by the Corporation from its investment in BHD Leon during the quarters ended March 31, 2018 and 2017.

On June 30, 2017, BPPR extended an $8 million credit facility to Grupo Financiero Leon, S.A. Panamá (“GFL”), a shareholder of BHD Leon with an outstanding balance of $8 million at March 31, 2018. The sources of repayment for this loan are the dividends to be received by GFL from its investment in BHD Leon. BPPR’s credit facility ranks pari passu with another $8 million credit facility extended to GFL by BHD International Panama, an affiliate of BHD Leon.

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

For the quarter ended March 31, 2018 administrative fees charged to these investment companies amounted to $ 1.7 million (2017 - $ 2.0 million) and waived fees amounted to $ 0.5 million (2017 - $ 0.6 million), for a net fee of $ 1.2 million (2017 - $ 1.4 million).

The Corporation, through its subsidiary Banco Popular de Puerto Rico, has also entered into lines of credit facilities with these companies. As of March 31, 2018, the available lines of credit facilities amounted to $356 million (December 31, 2017 - $356 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those Puerto Rico investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At March 31, 2018 there was no outstanding balance for these credit facilities.

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities from those disclosed in the 2017 Form 10-K.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

At March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$501,727	$4,010,668	$—	$4,512,395
Obligations of U.S. Government sponsored entities	—	582,774	—	582,774
Obligations of Puerto Rico, States and political subdivisions	—	6,612	—	6,612
Collateralized mortgage obligations—federal agencies	—	883,633	—	883,633
Mortgage-backed securities	—	4,433,158	1,263	4,434,421
Other	—	754	—	754

Total debt securities available-for-sale	$501,727	$9,917,599	$1,263	$10,420,589

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$9,251	$—	$—	$9,251
Obligations of Puerto Rico, States and political subdivisions	—	165	—	165
Collateralized mortgage obligations	—	—	488	488
Mortgage-backed securities—federal agencies	—	28,872	43	28,915
Other	—	2,970	519	3,489

Total trading account debt securities, excluding derivatives	$9,251	$32,007	$1,050	$42,308

Equity securities	$—	$11,747	$—	$11,747
Mortgage servicing rights	—	—	166,281	166,281
Derivatives	—	15,496	—	15,496

Total assets measured at fair value on a recurring basis	$510,978	$9,976,849	$168,594	$10,656,421

Liabilities
Derivatives	$—	$(13,685)	$—	$(13,685)
Contingent consideration	—	—	(170,970)	(170,970)

Total liabilities measured at fair value on a recurring basis	$—	$(13,685)	$(170,970)	$(184,655)

At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$503,385	$3,424,779	$—	$3,928,164
Obligations of U.S. Government sponsored entities	—	608,933	—	608,933
Obligations of Puerto Rico, States and political subdivisions	—	6,609	—	6,609
Collateralized mortgage obligations—federal agencies	—	943,753	—	943,753
Mortgage-backed securities	—	4,687,374	1,288	4,688,662
Other	—	802	—	802

Total debt securities available-for-sale	$503,385	$9,672,250	$1,288	$10,176,923

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$261	$—	$—	$261
Obligations of Puerto Rico, States and political subdivisions	—	159	—	159
Collateralized mortgage obligations	—	—	529	529
Mortgage-backed securities - federal agencies	—	29,237	43	29,280
Other	—	2,988	529	3,517

Total trading account debt securities, excluding derivatives	$261	$32,384	$1,101	$33,746

Equity securities	$—	$11,076	$—	$11,076
Mortgage servicing rights	—	—	168,031	168,031
Derivatives	—	16,719	—	16,719

Total assets measured at fair value on a recurring basis	$503,646	$9,732,429	$170,420	$10,406,495

Liabilities
Derivatives	$—	$(14,431)	$—	$(14,431)
Contingent consideration	—	—	(164,858)	(164,858)

Total liabilities measured at fair value on a recurring basis	$—	$(14,431)	$(164,858)	$(179,289)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2018 and 2017 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Quarter ended March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs
Loans[1]	$—	$—	$29,826	$29,826	$(13,766)
Other real estate owned[2]	—	—	14,397	14,397	(3,116)
Other foreclosed assets[2]	—	—	2,045	2,045	(523)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$46,268	$46,268	$(17,405)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Quarter ended March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$45,133	$45,133	$(16,491)
Other real estate owned[2]	—	—	17,155	17,155	(4,578)
Other foreclosed assets[2]	—	—	165	165	(73)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$62,453	$62,453	$(21,142)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2018 and 2017.

Quarter ended March 31, 2018
(In thousands)	MBS classified as debt securities available- for-sale	CMOs classified as trading account debt securities	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at December 31, 2017	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	—	—	—	(10)	(4,307)	(4,317)	(6,112)	(6,112)
Gains (losses) included in OCI	1	—	—	—	—	1	—	—
Additions	—	16	—	—	2,557	2,573	—	—
Settlements	(26)	(57)	—	—	—	(83)	—	—

Balance at March 31, 2018	$1,263	$488	$43	$519	$166,281	$168,594	$(170,970)	$(170,970)

Changes in unrealized gains
(losses) included in earnings relating to assets still held at March 31, 2018	$—	$—	$—	$5	$—	$5	$(6,112)	$(6,112)

Quarter ended March 31, 2017
(In thousands)	MBS classified as debt securities available- for-sale	CMOs classified as trading account debt securities	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at December 31, 2016	$1,392	$1,321	$4,755	$602	$196,889	$204,959	$(153,158)	$(153,158)
Gains (losses) included in earnings	—	(4)	(43)	(19)	(5,954)	(6,020)	(7,385)	(7,385)
Gains (losses) included in OCI	10	—	—	—	—	10	—	—
Additions	—	—	164	—	2,763	2,927	—	—
Sales	—	(205)	(156)	—	—	(361)	—	—
Settlements	(25)	(51)	(375)	—	—	(451)	—	—
Transfers out of Level 3	(88)	—	—	—	—	(88)	—	—

Balance at March 31, 2017	$1,289	$1,061	$4,345	$583	$193,698	$200,976	$(160,543)	$(160,543)

Changes in unrealized gains
(losses) included in earnings relating to assets still held at March 31, 2017	$—	$(4)	$(27)	$9	$(723)	$(745)	$(7,385)	$(7,385)

There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2018. During the quarter ended March 31, 2017, a certain MBS amounting to $88 thousand was transferred from Level 3 to Level 2 due to a change in valuation technique from an internally-prepared pricing matrix to a bond’s theoretical value.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2018 and 2017 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2018		Quarter ended March 31, 2017
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
FDIC loss share expense	$(6,112)	$(6,112)	$(7,385)	$(7,385)
Mortgage banking activities	(4,307)	—	(5,954)	(723)
Trading account loss	(10)	5	(66)	(22)

Total	$(10,429)	$(6,107)	$(13,405)	$(8,130)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at March 31, 2018		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$488		Discounted cash flow model	Weighted average life	2.1 years (1.5 - 2.3 years)
				Yield	3.9% (3.7% - 4.2%)
				Prepayment speed	18.6% (16.7% - 21.4%)
Other - trading	$519		Discounted cash flow model	Weighted average life	5.3 years
				Yield	12.3%
				Prepayment speed	10.8%
Mortgage servicing rights	$166,281		Discounted cash flow model	Prepayment speed	4.8% (0.2% - 15.9%)
				Weighted average life	7.1 years (0.1 - 16.4 years)
				Discount rate	11.2% (9.5% - 15.0%)
Contingent consideration	$(170,970)		Discounted cash flow model	Credit loss rate on covered loans	3.4% (0.0% - 100.0%)
				Risk premium component
				of discount rate	2.3%
Loans held-in-portfolio	$26,937	[1]	External appraisal	Haircut applied on
				external appraisals	25.0%
Other real estate owned	$12,525	[2]	External appraisal	Haircut applied on
				external appraisals	23.8% (15.0% - 30.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at March 31, 2018 and December 31, 2017, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed from those disclosed in the 2017 Form 10-K.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	March 31, 2018
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$280,077	$280,077	$—	$—	$280,077
Money market investments	6,984,009	6,974,205	9,804	—	6,984,009
Trading account debt securities, excluding derivatives[1]	42,308	9,251	32,007	1,050	42,308
Debt securities available-for-sale[1]	10,420,589	501,727	9,917,599	1,263	10,420,589
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$90,803	$—	$—	$84,726	$84,726
Collateralized mortgage obligation-federal agency	66	—	—	70	70
Trust preferred securities	13,198	—	13,198	—	13,198
Other	750	—	746	—	746

Total debt securities held-to-maturity	$104,817	$—	$13,944	$84,796	$98,740

Equity securities:
FHLB stock	$63,113	$—	$63,113	$—	$63,113
FRB stock	88,999	—	88,999	—	88,999
Other investments	13,106	—	11,747	5,268	17,015

Total equity securities	$165,218	$—	$163,859	$5,268	$169,127

Loans held-for-sale	$77,701	$—	$—	$78,248	$78,248
Loans not covered under loss sharing agreement with the FDIC	23,480,969	—	—	21,484,858	21,484,858
Loans covered under loss sharing agreements with the FDIC	481,001	—	—	454,706	454,706
FDIC loss share asset	44,469	—	—	32,466	32,466
Mortgage servicing rights	166,281	—	—	166,281	166,281
Derivatives	15,496	—	15,496	—	15,496

	March 31, 2018
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$29,338,850	$—	$29,338,850	$—	$29,338,850
Time deposits	7,795,243	—	7,603,836	—	7,603,836

Total deposits	$37,134,093	$—	$36,942,686	$—	$36,942,686

Assets sold under agreements to repurchase	$380,061	$—	$380,095	$—	$380,095
Other short-term borrowings[2]	$186,200	$—	$186,200	$—	$186,200
Notes payable:
FHLB advances	$659,137	$—	$653,314	$—	$653,314
Unsecured senior debt securities	447,394	—	464,292	—	464,292
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,357	—	412,833	—	412,833
Others	18,316	—	—	18,316	18,316

Total notes payable	$1,564,204	$—	$1,530,439	$18,316	$1,548,755

Derivatives	$13,685	$—	$13,685	$—	$13,685

Contingent consideration	$170,970	$—	$—	$170,970	$170,970

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$402,857	$402,857	$—	$—	$402,857
Money market investments	5,255,119	5,245,346	9,773	—	5,255,119
Trading account debt securities, excluding derivatives[1]	33,746	261	32,384	1,101	33,746
Debt securities available-for-sale[1]	10,176,923	503,385	9,672,250	1,288	10,176,923
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$92,754	$—	$—	$83,239	$83,239
Collateralized mortgage obligation-federal agency	67	—	—	71	71
Trust preferred securities	13,198	—	13,198	—	13,198
Other	1,000	—	750	243	993

Total debt securities held-to-maturity	$107,019	$—	$13,948	$83,553	$97,501

Equity securities:
FHLB stock	$57,819	$—	$57,819	$—	$57,819
FRB stock	94,308	—	94,308	—	94,308
Other investments	12,976	—	11,076	5,214	16,290

Total equity securities	$165,103	$—	$163,203	$5,214	$168,417

Loans held-for-sale	$132,395	$—	$—	$134,839	$134,839
Loans not covered under loss sharing agreement with the FDIC	23,702,612	—	—	21,883,003	21,883,003
Loans covered under loss sharing agreements with the FDIC	484,030	—	—	465,893	465,893
FDIC loss share asset	45,192	—	—	33,323	33,323
Mortgage servicing rights	168,031	—	—	168,031	168,031
Derivatives	16,719	—	16,719	—	16,719

	December 31, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$27,938,630	$—	$27,938,630	$—	$27,938,630
Time deposits	7,514,878	—	7,381,232	—	7,381,232

Total deposits	$35,453,508	$—	$35,319,862	$—	$35,319,862

Assets sold under agreements to repurchase	$390,921	$—	$390,752	$—	$390,752
Other short-term borrowings[2]	$96,208	$—	$96,208	$—	$96,208
Notes payable:
FHLB advances	$631,490	$—	$628,839	$—	$628,839
Unsecured senior debt	446,873	—	463,554	—	463,554
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,351	—	406,883	—	406,883
Others	18,642	—	—	18,642	18,642

Total notes payable	$1,536,356	$—	$1,499,276	$18,642	$1,517,918

Derivatives	$14,431	$—	$14,431	$—	$14,431

Contingent consideration	$164,858	$—	$—	$164,858	$164,858

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at March 31, 2018 and December 31, 2017 is $ 7.5 billion and $ 7.6 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at March 31, 2018 and December 31, 2017 is $ 34 million and $ 36 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2018 and 2017:

	Quarters ended March 31,
(In thousands, except per share information)	2018	2017
Net income	$91,324	$92,945
Preferred stock dividends	(931)	(931)

Net income applicable to common stock	$90,393	$92,014

Average common shares outstanding	101,696,343	102,932,989
Average potential dilutive common shares	140,869	180,906

Average common shares outstanding—assuming dilution	101,837,212	103,113,895

Basic EPS	$0.89	$0.89

Diluted EPS	$0.89	$0.89

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

For the quarters ended March 31, 2018 and 2017, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2017. For a discussion of the calculation under the treasury stock method, refer to Note 34 of the Consolidated Financial Statements included in the 2017 Form 10-K.

For the quarters ended March 31, 2018 and 2017, there were no stock options outstanding.

Note 27 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters ended March 31, 2018 and 2017:

			Quarters ended March 31,
(In thousands)			2018		2017
			BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts			$33,179	$3,276	$36,276	$3,260
Other service fees:
Debit card fees			11,395	243	11,342	201
Insurance fees, excluding reinsurance			7,237	622	7,357	582
Credit card fees, excluding late fees and membership fees			16,803	240	14,384	184
Sale and administration of investment products			5,355	—	5,082	—
Trust fees			5,341	—	5,037	—

Total revenue from contracts with customers	[1	]	$79,310	$4,381	$79,478	$4,227

[1]	The amounts include intersegment transactions of $0.4 million and $0.2 million, respectively, for the quarters ended March 31, 2018 and 2017.

Revenue from contracts with customers is recognized when, or as, the performance obligations are satisfied by the Corporation by transferring the promised services to the customers. A service is transferred to the customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized based on the services that have been rendered to date. Revenue from a performance obligation satisfied at a point in time is recognized when the customer obtains control over the service. The transaction price, or the amount of revenue recognized, reflects the consideration the Corporation expects to be entitled to in exchange for those promised services. In determining the transaction price, the Corporation considers the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Corporation is the principal in a transaction if it obtains control of the specified goods or services before they are transferred to the customer. If the Corporation acts as principal, revenues are presented in the gross amount of consideration to which it expects to be entitled and are not netted with any related expenses. On the other hand, the Corporation is an agent if it does not control the specified goods or services before they are transferred to the customer. If the Corporation acts as an agent, revenues are presented in the amount of consideration to which it expects to be entitled, net of related expenses.

Following is a description of the nature and timing of revenue streams from contracts with customers:

Service charges on deposit accounts

Service charges on deposit accounts are earned on retail and commercial deposit activities and include, but are not limited to, nonsufficient fund fees, overdraft fees and checks stop payment fees. These transaction-based fees are recognized at a point in time, upon occurrence of an activity or event or upon the occurrence of a condition which triggers the fee assessment. The Corporation is acting as principal in these transactions.

Debit card fees

Debit card fees include, but are not limited to, interchange fees, surcharging income and foreign transaction fees. These transaction-based fees are recognized at a point in time, upon occurrence of an activity or event or upon the occurrence of a condition which triggers the fee assessment. Interchange fees are recognized upon settlement of the debit card payment transactions. The Corporation is acting as principal in these transactions.

Insurance fees

Insurance fees include, but are not limited to, commissions and contingent commissions. Commissions and fees are recognized when related policies are effective since the Corporation does not have an enforceable right to payment for services completed to date. An allowance is created for expected adjustments to commissions earned related to policy cancellations. Contingent commissions are recorded on an accrual basis when the amount to be received is notified by the insurance company. The Corporation is acting as an agent since it arranges for the sale of the policies and receives commissions if, and when, it achieves the sale.

Credit card fees

Credit card fees include, but are not limited to, interchange fees, additional card fees, cash advance fees, balance transfer fees, foreign transaction fees, and returned payments fees. Credit card fees are recognized at a point in time, upon the occurrence of an activity or an event. Interchange fees are recognized upon settlement of the credit card payment transactions. The Corporation is acting as principal in these transactions.

Sale and administration of investment products

Fees from the sale and administration of investment products include, but are not limited to, commission income from the sale of investment products, asset management fees, underwriting fees, and mutual fund fees.

Commission income from investment products is recognized on the trade date since clearing, trade execution, and custody services are satisfied when the customer acquires or disposes of the rights to obtain the economic benefits of the investment products and brokerage contracts have no fixed duration and are terminable at will by either party. The Corporation is acting as principal in these transactions since it performs the service of providing the customer with the ability to acquire or dispose of the rights to obtain the economic benefits of investment products.

Asset management fees are satisfied over time and are recognized in arrears. At contract inception, the estimate of the asset management fee is constrained from the inclusion in the transaction price since the promised consideration is dependent on the market and thus is highly susceptible to factors outside the manager’s influence. As advisor, the broker-dealer subsidiary is acting as principal.

Underwriting fees are recognized at a point in time, when the investment products are sold in the open market at a markup. When the broker-dealer subsidiary is lead underwriter, it is acting as an agent. In turn, when it is a participating underwriter, it is acting as principal.

Mutual fund fees, such as distribution fees, are considered variable consideration and are recognized over time, as the uncertainty of the fees to be received is resolved as NAV is determined and investor activity occurs. The promise to provide distribution-related services is considered a single performance obligation as it requires the provision of a series of distinct services that are substantially the same and have the same pattern of transfer. When the broker-dealer subsidiary is acting as a distributor, it is acting as principal. In turn, when it acts as third-party dealer, it is acting as an agent.

Trust fees

Trust fees are recognized from retirement plan, mutual fund administration, investment management, trustee, escrow, and custody and safekeeping services. These asset management services are considered a single performance obligation as it requires the provision of a series of distinct services that are substantially the same and have the same pattern of transfer. The performance obligation is satisfied over time, except for optional services and certain other services that are satisfied at a point in time. Revenues are recognized in arrears, when, or as, the services are rendered. The Corporation is acting as principal since, as asset manager, it has the obligation to provide the specified service to the customer and has the ultimate discretion in establishing the fee paid by the customer for the specified services.

Note 28 – FDIC loss share expense

The caption of FDIC loss-share expense in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2018	2017
Amortization of loss share indemnification asset	$(934)	$(776)
80% mirror accounting on credit impairment losses[1]	104	148
80% mirror accounting on reimbursable expenses	537	921
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(1,658)	4,833
Change in true-up payment obligation	(6,112)	(7,385)
Other	36	(5,998)

Total FDIC loss share expense	$(8,027)	$(8,257)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreement for interest not collected from borrowers is limited under the agreement (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 29 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2018	2017	2018	2017
Other operating expenses:
Interest cost	$6,029	$6,120	$344	$352
Expected return on plan assets	(9,551)	(10,186)	(509)	(502)
Amortization of net loss	4,716	5,054	349	411

Total net periodic pension cost (benefit)	$1,194	$988	$184	$261

During the quarter ended March 31, 2018 the Corporation made a contribution to the pension and benefit restoration plans of $59 thousand. The total contributions expected to be paid during the year 2018 for the pension and benefit restoration plans amount to approximately $235 thousand.

During the quarters ended March 31, 2018 and 2017, there is no service cost recognized as part of the net periodic pension cost since the accrual of benefits for all participants has been frozen. As part of the implementation of ASU 2017-07, the other components of net periodic pension cost in the amount of $ 1.2 million were reclassified from “Personnel costs” to “Other operating expenses” in the consolidated statement of operations for the quarter ended March 31, 2017.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Quarters ended March 31,
(In thousands)	2018	2017
Personnel costs:
Service cost	$257	$256
Other operating expenses:
Interest cost	1,390	1,426
Amortization of prior service cost	(867)	(950)
Amortization of net loss	321	142

Total postretirement cost	$1,101	$874

Contributions made to the postretirement benefit plan for the quarter ended March 31, 2018 amounted to approximately $1.2 million. The total contributions expected to be paid during the year 2018 for the postretirement benefit plan amount to approximately $6.3 million.

As part of the implementation of ASU 2017-07, the other components of net periodic postretirement benefit cost other than the service cost components in the amount of $ 0.6 million were reclassified from “Personnel costs” to “Other operating expenses” in the consolidated statement of operations for the quarter ended March 31, 2017.

Note 30 – Stock-based compensation

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

Under the Incentive Plan, the Corporation has issued restricted shares and performance shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the first part is vested ratably over four years commencing at the date of the grant and the second part is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The four year vesting part is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	383,982	$26.35
Granted	212,200	42.57
Performance Shares Quantity Adjustment	(232,989)	29.10
Vested	(67,853)	48.54

Non-vested at December 31, 2017	295,340	$30.75
Granted	157,030	44.70
Performance Shares Quantity Adjustment	106,499	30.37
Vested	(171,636)	36.00
Forfeited	(2,326)	33.07

Non-vested at March 31, 2018	384,907	$33.98

During the quarter ended March 31, 2018, 84,616 shares of restricted stock (March 31, 2017 - 64,479) and 72,414 performance shares (March 31, 2017 - 73,684) were awarded to management under the Incentive Plan.

During the quarter ended March 31, 2018, the Corporation recognized $ 2.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.3 million (March 31, 2017 - $ 2.0 million, with a tax benefit of $ 0.2 million).

For the quarter ended March 31, 2018, the fair market value of the restricted stock and performance shares vested was $3.5 million at grant date and $4.4 million at vesting date. This triggers a windfall, of $0.4 million that was recorded as a reduction on income tax expense. For the quarter ended March 31, 2018, the Corporation recognized $2.6 million of performance shares expense, with a tax benefit of $0.3 million (March 31, 2017 - $1.7 million, with a tax benefit of $0.1 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2018 was $ 8.9 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	—	$—
Granted	25,771	38.42
Vested	(25,771)	38.42
Forfeited	—	—

Non-vested at December 31, 2017	—	$—

During the quarters ended March 31, 2018 and 2017, no shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. During this period, the Corporation recognized $0.3 million of restricted stock expense related to restricted stock previously granted, with a tax benefit of $39 thousand (March 31, 2017 - $0.3 million, with a tax benefit of $31 thousand). There was no fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2018 for directors.

Note 31 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2018		March 31, 2017
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$44,257	39%	$49,121	39%
Net benefit of tax exempt interest income	(22,993)	(20)	(18,004)	(14)
Deferred tax asset valuation allowance	7,226	6	5,056	4
Difference in tax rates due to multiple jurisdictions	(2,959)	(2)	(959)	(1)
Effect of income subject to preferential tax rate	(3,048)	(3)	(3,019)	(3)
Adjustments in net deferred tax due to change in tax law	(5,133)	(4)	—	—
State and local taxes	1,363	1	1,279	1
Others	3,442	3	(468)	—

Income tax (benefit) expense	$22,155	20%	$33,006	26%

Income tax expense amounted to $22.2 million for the quarter ended March 31, 2018, compared with an income tax expense of $33.0 million for the same quarter of 2017. The reduction in income tax expense was primarily due to lower taxable income before tax and higher tax benefit on net exempt interest income.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	March 31, 2018
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,069	$7,859	$23,928
Net operating loss and other carryforward available	120,973	705,651	826,624
Postretirement and pension benefits	84,204	—	84,204
Deferred loan origination fees	3,210	593	3,803
Allowance for loan losses	596,211	21,053	617,264
Deferred gains	—	2,596	2,596
Accelerated depreciation	1,300	7,213	8,513
Intercompany deferred (loss) gains	1,324	—	1,324
Difference in outside basis from pass-through entities	27,034	—	27,034
Other temporary differences	27,293	6,678	33,971

Total gross deferred tax assets	877,618	751,643	1,629,261

Deferred tax liabilities:
FDIC-assisted transaction	60,406	—	60,406
Indefinite-lived intangibles	32,848	34,135	66,983
Unrealized net gain (loss) on trading and available-for-sale securities	19,457	(13,951)	5,506
Other temporary differences	10,199	386	10,585

Total gross deferred tax liabilities	122,910	20,570	143,480

Valuation allowance	74,489	381,451	455,940

Net deferred tax asset	$680,219	$349,622	$1,029,841

	December 31, 2017
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,069	$7,979	$24,048
Net operating loss and other carryforward available	115,512	708,158	823,670
Postretirement and pension benefits	85,488	—	85,488
Deferred loan origination fees	3,669	958	4,627
Allowance for loan losses	603,462	20,708	624,170
Deferred gains	—	2,670	2,670
Accelerated depreciation	1,300	7,083	8,383
Intercompany deferred (loss) gains	224	—	224
Difference in outside basis from pass-through entities	30,424	—	30,424
Other temporary differences	25,084	6,901	31,985

Total gross deferred tax assets	881,232	754,457	1,635,689

Deferred tax liabilities:
FDIC-assisted transaction	60,402	—	60,402
Indefinite-lived intangibles	31,973	33,009	64,982
Unrealized net gain (loss) on trading and available-for-sale securities	26,364	(7,961)	18,403
Other temporary differences	9,876	386	10,262

Total gross deferred tax liabilities	128,615	25,434	154,049

Valuation allowance	67,263	380,561	447,824

Net deferred tax asset	$685,354	$348,462	$1,033,816

The net deferred tax asset shown in the table above at March 31, 2018 is reflected in the consolidated statements of financial condition as $1.0 billion in net deferred tax assets in the “Other assets” caption (December 31, 2017 - $1.0 billion) and $1.5 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2017 - $1.3 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At March 31, 2018 the net deferred tax asset of the U.S. operations amounted to $731 million with a valuation allowance of approximately $381 million, for a net deferred tax asset of approximately $350 million. As of March 31, 2018, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $350 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At March 31, 2018, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $680 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended March 31, 2018. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended March 31, 2018. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $74 million as of March 31, 2018.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2018	2017
Balance at January 1	$7.3	$7.4
Additions for tax positions -January through March	0.2	0.2

Balance at March 31	$7.5	$7.6

At March 31, 2018, the total amount of interest recognized in the statement of financial condition approximated $2.8 million (December 31, 2017 - $2.7 million). The total interest expense recognized at March 31, 2018 was $151 thousand (March 31, 2017 - $145 thousand). Management determined that at March 31, 2018 and December 31, 2017 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $9.2 million at March 31, 2018 (December 31, 2017 - $9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2018, the following years remain subject to examination in the U.S. Federal jurisdiction: 2014 and thereafter; and in the Puerto Rico jurisdiction, 2013 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.6 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2018 and March 31, 2017 are listed in the following table:

(In thousands)	March 31, 2018	March 31, 2017
Non-cash activities:
Loans transferred to other real estate	$6,254	$32,597
Loans transferred to other property	9,405	8,956

Total loans transferred to foreclosed assets	15,659	41,553
Financed sales of other real estate assets	5,250	2,904
Financed sales of other foreclosed assets	4,083	3,161

Total financed sales of foreclosed assets	9,333	6,065
Transfers from loans held-for-sale to loans held-in-portfolio	9,215	—
Loans securitized into investment securities[1]	138,242	174,620
Trades receivable from brokers and counterparties	41,683	53,192
Trades payable to brokers and counterparties	53,973	5,128
Receivables from investments maturities	20,000	—
Recognition of mortgage servicing rights on securitizations or asset transfers	2,557	2,763
Interest capitalized on loans subject to the temporary payment moratorium	481	—
Loans booked under the GNMA buy-back option	219,487	2,740

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	March 31, 2018	March 31, 2017
Cash and due from banks	$265,122	$332,505
Restricted cash and due from banks	14,955	7,720
Restricted cash in money market investments	9,804	8,724

Total cash and due from banks, and restricted cash[2]	$289,881	$348,949

[2]	Refer to Note 4—Restrictions on cash and due from banks and certain securities for nature of restrictions.

Note 33 – Segment reporting

The Corporation’s corporate structure consists of two reportable segments – Banco Popular de Puerto Rico and Popular U.S. These reportable segments pertain only to the continuing operations of Popular, Inc.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2018, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Popular U.S.:

Popular U.S. reportable segment consists of the banking operations of PB, E-LOAN, Inc., Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. PB operates through a retail branch network in the U.S. mainland under the name of Popular, while E-LOAN, Inc. supported PB’s deposit gathering through its online platform until March 31, 2017, when said operations were transferred to Popular Direct, a division of PB. During 2017, the E-LOAN brand was transferred to BPPR and is being used to offer personal loans through an online platform. Popular Equipment Finance, Inc. also holds a running-off loan portfolio as this subsidiary ceased originating loans during 2009. Popular Insurance Agency, U.S.A. offers investment and insurance services across the PB branch network.

The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America, Popular International Bank and certain of the Corporation’s investments accounted for under the equity method, including EVERTEC and Centro Financiero BHD, Leon. The Corporate group also includes the expenses of certain corporate areas that are identified as critical to the organization including: Finance, Risk Management and Legal.

The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.

The tables that follow present the results of operations and total assets by reportable segments:

2018
For the quarter ended March 31, 2018
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$332,268	$74,993	$4
Provision for loan losses	58,469	12,615	—
Non-interest income	96,625	4,341	(139)
Amortization of intangibles	2,159	166	—
Depreciation expense	10,528	2,118	—
Other operating expenses	240,529	45,220	(136)
Income tax expense	25,847	1,089	—

Net income	$91,361	$18,126	$1

Segment assets	$36,244,300	$9,227,093	$(14,471)

For the quarter ended March 31, 2018
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$407,265	$(14,218)	$—	$393,047
Provision (reversal) for loan losses	71,084	(21)	—	71,063
Non-interest income	100,827	12,948	(278)	113,497
Amortization of intangibles	2,325	—	—	2,325
Depreciation expense	12,646	187	—	12,833
Other operating expenses	285,613	22,082	(851)	306,844
Income tax expense (benefit)	26,936	(5,012)	231	22,155

Net income (loss)	$109,488	$(18,506)	$342	$91,324

Segment assets	$45,456,922	$5,033,543	$(4,733,704)	$45,756,761

2017
For the quarter ended March 31, 2017
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$310,212	$67,119	$(164)
Provision for loan losses	30,118	10,580	—
Non-interest income	99,732	4,931	(144)
Amortization of intangibles	2,179	166	—
Depreciation expense	9,733	1,903	—
Other operating expenses	236,301	41,713	(138)
Income tax expense	33,998	7,290	(70)

Net income	$97,615	$10,398	$(100)

Segment assets	$31,217,093	$8,832,246	$(22,946)

For the quarter ended March 31, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$377,167	$(15,069)	$—	$362,098
Provision for loan losses	40,698	—	—	40,698
Non-interest income	104,519	11,427	(77)	115,869
Amortization of intangibles	2,345	—	—	2,345
Depreciation expense	11,636	163	—	11,799
Other operating expenses	277,876	19,926	(628)	297,174
Income tax expense (benefit)	41,218	(8,423)	211	33,006

Net income (loss)	$107,913	$(15,308)	$340	$92,945

Segment assets	$40,026,393	$5,004,658	$(4,771,769)	$40,259,282

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2018
For the quarter ended March 31, 2018
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$139,270	$191,434	$1,576	$(12)	$332,268
Provision for loan losses	20,693	37,776	—	—	58,469
Non-interest income	12,562	61,857	22,449	(243)	96,625
Amortization of intangibles	52	1,069	1,038	—	2,159
Depreciation expense	4,289	6,085	154	—	10,528
Other operating expenses	60,261	162,490	18,033	(255)	240,529
Income tax expense	16,875	7,457	1,515	—	25,847

Net income	$49,662	$38,414	$3,285	$—	$91,361

Segment assets	$23,652,941	$20,618,670	$346,096	$(8,373,407)	$36,244,300

2017
For the quarter ended March 31, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$120,296	$188,132	$1,787	$(3)	$310,212
Provision (reversal) for loan losses	(573)	30,691	—	—	30,118
Non-interest income	19,428	58,071	22,311	(78)	99,732
Amortization of intangibles	54	1,067	1,058	—	2,179
Depreciation expense	4,262	5,267	204	—	9,733
Other operating expenses	60,833	161,264	14,292	(88)	236,301
Income tax expense	22,076	8,983	2,939	—	33,998

Net income	$53,072	$38,931	$5,605	$7	$97,615

Segment assets	$17,559,586	$18,178,383	$325,217	$(4,846,093)	$31,217,093

Geographic Information

	Quarter ended
(In thousands)	March 31, 2018	March 31, 2017
Revenues:[1]
Puerto Rico	$399,414	$384,448
United States	86,528	74,843
Other	20,602	18,676

Total consolidated revenues	$506,544	$477,967

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2018	December 31, 2017
Puerto Rico
Total assets	$35,123,827	$33,705,624
Loans	17,202,481	17,591,078
Deposits	29,053,772	27,575,292
United States
Total assets	$9,711,729	$9,648,865
Loans	6,751,863	6,608,056
Deposits	6,601,323	6,635,153
Other
Total assets	$921,205	$922,848
Loans	725,905	743,329
Deposits [1]	1,478,998	1,243,063

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Subsequent events

On February 14, 2018, we announced that BPPR, our Puerto Rico banking subsidiary, agreed to acquire certain assets and liabilities related to Wells Fargo’s auto finance business in Puerto Rico for a cash purchase price of approximately $1.7 billion. Notwithstanding our expectation that further regulatory approvals would not be necessary, we now anticipate that regulatory approval will be required to consummate the transaction. Transaction economics will not be impacted. Although there can be no guarantee that regulatory approval will be received, we continue to anticipate that the transaction will close during the second quarter of 2018.

Note 35 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2018 and December 31, 2017, and the results of their operations and cash flows for periods ended March 31, 2018 and 2017.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2018
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$39,389	$462	$280,076	$(39,850)	$280,077
Money market investments	217,485	1,060	6,983,524	(218,060)	6,984,009
Trading account debt securities, at fair value	—	—	42,386	—	42,386
Debt securities available-for-sale, at fair value	—	—	10,420,589	—	10,420,589
Debt securities held-to-maturity, at amortized cost	8,725	4,472	91,620	—	104,817
Equity securities	5,554	20	159,767	(123)	165,218
Investment in subsidiaries	5,470,699	1,639,974	—	(7,110,673)	—
Loans held-for-sale, at lower of cost or fair value	—	—	77,701	—	77,701

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	37,389	—	24,185,750	1,654	24,224,793
Loans covered under loss-sharing agreements with the FDIC	—	—	514,611	—	514,611
Less - Unearned income	—	—	136,856	—	136,856
Allowance for loan losses	245	—	640,333	—	640,578

Total loans held-in-portfolio, net	37,144	—	23,923,172	1,654	23,961,970

FDIC loss-share asset	—	—	44,469	—	44,469
Premises and equipment, net	3,317	—	540,792	—	544,109
Other real estate not covered under loss-sharing agreements with the FDIC	—	—	153,061	—	153,061
Other real estate covered under loss-sharing agreements with the FDIC	—	—	15,333	—	15,333
Accrued income receivable	403	31	157,151	(245)	157,340
Mortgage servicing assets, at fair value	—	—	166,281	—	166,281
Other assets	68,216	35,317	1,890,928	(15,701)	1,978,760
Goodwill	—	—	627,295	(1)	627,294
Other intangible assets	6,114	—	27,233	—	33,347

Total assets	$5,857,046	$1,681,336	$45,601,378	$(7,382,999)	$45,756,761

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$8,738,460	$(39,850)	$8,698,610
Interest bearing	—	—	28,653,543	(218,060)	28,435,483

Total deposits	—	—	37,392,003	(257,910)	37,134,093

Assets sold under agreements to repurchase	—	—	380,061	—	380,061
Other short-term borrowings	—	4,301	186,200	(4,301)	186,200
Notes payable	738,206	148,545	677,453	—	1,564,204
Other liabilities	53,844	2,600	1,387,267	(16,417)	1,427,294

Total liabilities	792,050	155,446	40,022,984	(278,628)	40,691,852

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,043	2	56,306	(56,308)	1,043
Surplus	4,292,409	4,100,866	5,739,540	(9,831,879)	4,300,936
Retained earnings (accumulated deficit)	1,270,303	(2,523,310)	244,248	2,270,534	1,261,775
Treasury stock, at cost	(86,081)	—	—	(86)	(86,167)
Accumulated other comprehensive loss, net of tax	(462,838)	(51,668)	(461,700)	513,368	(462,838)

Total stockholders’ equity	5,064,996	1,525,890	5,578,394	(7,104,371)	5,064,909

Total liabilities and stockholders’ equity	$5,857,046	$1,681,336	$45,601,378	$(7,382,999)	$45,756,761

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$47,663	$462	$402,910	$(48,178)	$402,857
Money market investments	246,457	2,807	5,254,662	(248,807)	5,255,119
Trading account debt securities, at fair value	—	—	33,926	—	33,926
Debt securities available-for-sale, at fair value	—	—	10,176,923	—	10,176,923
Debt securities held-to-maturity, at amortized cost	8,726	4,472	93,821	—	107,019
Equity securities	5,109	20	160,075	(101)	165,103
Investment in subsidiaries	5,494,410	1,646,287	—	(7,140,697)	—
Loans held-for-sale, at lower of cost or fair value	—	—	132,395	—	132,395

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	33,221	—	24,384,251	5,955	24,423,427
Loans covered under loss-sharing agreements with the FDIC	—	—	517,274	—	517,274
Less - Unearned income	—	—	130,633	—	130,633
Allowance for loan losses	266	—	623,160	—	623,426

Total loans held-in-portfolio, net	32,955	—	24,147,732	5,955	24,186,642

FDIC loss-share asset	—	—	45,192	—	45,192
Premises and equipment, net	3,365	—	543,777	—	547,142
Other real estate not covered under loss-sharing agreements with the FDIC	—	—	169,260	—	169,260
Other real estate covered under loss-sharing agreements with the FDIC	—	—	19,595	—	19,595
Accrued income receivable	369	112	213,574	(211)	213,844
Mortgage servicing assets, at fair value	—	—	168,031	—	168,031
Other assets	61,319	34,312	1,912,727	(17,035)	1,991,323
Goodwill	—	—	627,294	—	627,294
Other intangible assets	6,114	—	29,558	—	35,672

Total assets	$5,906,487	$1,688,472	$44,131,452	$(7,449,074)	$44,277,337

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$8,539,123	$(48,178)	$8,490,945
Interest bearing	—	—	27,211,370	(248,807)	26,962,563

Total deposits	—	—	35,750,493	(296,985)	35,453,508

Assets sold under agreements to repurchase	—	—	390,921	—	390,921
Other short-term borrowings	—	—	96,208	—	96,208
Notes payable	737,685	148,539	650,132	—	1,536,356
Other liabilities	64,813	5,276	1,641,383	(15,033)	1,696,439

Total liabilities	802,498	153,815	38,529,137	(312,018)	39,173,432

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,042	2	56,307	(56,309)	1,042
Surplus	4,289,976	4,100,848	5,728,978	(9,821,299)	4,298,503
Retained earnings (accumulated deficit)	1,203,521	(2,536,707)	165,878	2,362,302	1,194,994
Treasury stock, at cost	(90,058)	—	—	(84)	(90,142)
Accumulated other comprehensive loss, net of tax	(350,652)	(29,486)	(348,848)	378,334	(350,652)

Total stockholders’ equity	5,103,989	1,534,657	5,602,315	(7,137,056)	5,103,905

Total liabilities and stockholders’ equity	$5,906,487	$1,688,472	$44,131,452	$(7,449,074)	$44,277,337

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2018
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$25,000	$—	$—	$(25,000)	$—
Loans	525	—	373,065	(6)	373,584
Money market investments	842	1	22,285	(843)	22,285
Investment securities	147	81	56,981	—	57,209

Total interest and dividend income	26,514	82	452,331	(25,849)	453,078

Interest expense:
Deposits	—	—	39,531	(843)	38,688
Short-term borrowings	—	6	2,013	(6)	2,013
Long-term debt	13,118	2,692	3,520	—	19,330

Total interest expense	13,118	2,698	45,064	(849)	60,031

Net interest income (expense)	13,396	(2,616)	407,267	(25,000)	393,047
Provision for loan losses- non-covered loans	(21)	—	69,354	—	69,333
Provision for loan losses- covered loans	—	—	1,730	—	1,730

Net interest income (expense) after provision for loan losses	13,417	(2,616)	336,183	(25,000)	321,984

Service charges on deposit accounts	—	—	36,455	—	36,455
Other service fees	—	—	60,847	(245)	60,602
Mortgage banking activities	—	—	12,068	—	12,068
Net (loss) gain, including impairment, on equity securities	(42)	—	(584)	(20)	(646)
Net (loss) profit on trading account debt securities	—	—	(198)	—	(198)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(2,926)	—	(2,926)
FDIC loss-share expense	—	—	(8,027)	—	(8,027)
Other operating income	3,745	751	11,687	(14)	16,169

Total non-interest income	3,703	751	109,322	(279)	113,497

Operating expenses:
Personnel costs	14,911	—	110,941	—	125,852
Net occupancy expenses	990	—	21,812	—	22,802
Equipment expenses	508	1	16,697	—	17,206
Other taxes	41	1	10,860	—	10,902
Professional fees	3,644	31	79,555	(245)	82,985
Communications	112	—	5,794	—	5,906
Business promotion	398	—	11,611	—	12,009
FDIC deposit insurance	—	—	6,920	—	6,920
Other real estate owned (OREO) expenses	—	—	6,131	—	6,131
Other operating expenses	(18,164)	14	47,720	(606)	28,964
Amortization of intangibles	—	—	2,325	—	2,325

Total operating expenses	2,440	47	320,366	(851)	322,002

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	14,680	(1,912)	125,139	(24,428)	113,479
Income tax benefit	—	543	21,381	231	22,155

Income (loss) before equity in earnings (losses) of subsidiaries	14,680	(2,455)	103,758	(24,659)	91,324
Equity in undistributed earnings (losses) of subsidiaries	76,644	15,852	—	(92,496)	—

Net Income (Loss)	$91,324	$13,397	$103,758	$(117,155)	$91,324

Comprehensive income (loss), net of tax	$(20,862)	$(8,785)	$(9,094)	$17,879	$(20,862)

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$129,000	$—	$—	$(129,000)	$—
Loans	15	—	363,121	—	363,136
Money market investments	481	21	6,572	(501)	6,573
Investment securities	142	80	46,064	—	46,286

Total interest and dividend income	129,638	101	415,757	(129,501)	415,995

Interest expense:
Deposits	—	—	34,258	(501)	33,757
Short-term borrowings	—	—	1,095	—	1,095
Long-term debt	13,118	2,692	3,235	—	19,045

Total interest expense	13,118	2,692	38,588	(501)	53,897

Net interest income (expense)	116,520	(2,591)	377,169	(129,000)	362,098
Provision (reversal) for loan losses- non-covered loans	—	—	42,057	—	42,057
Provision for loan losses- covered loans	—	—	(1,359)	—	(1,359)

Net interest income (expense) after provision for loan losses	116,520	(2,591)	336,471	(129,000)	321,400

Service charges on deposit accounts	—	—	39,536	—	39,536
Other service fees	—	—	56,258	(83)	56,175
Mortgage banking activities	—	—	11,369	—	11,369
Net (loss) gain, including impairment, on equity securities	—	—	162	—	162
Net (loss) profit on trading account debt securities	(120)	—	(169)	11	(278)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(1,966)	—	(1,966)
FDIC loss-share expense	—	—	(8,257)	—	(8,257)
Other operating income	4,655	809	13,670	(6)	19,128

Total non-interest income	4,535	809	110,603	(78)	115,869

Operating expenses:
Personnel costs	13,814	—	109,926	—	123,740
Net occupancy expenses	914	—	19,862	—	20,776
Equipment expenses	582	—	15,388	—	15,970
Other taxes	46	—	10,923	—	10,969
Professional fees	2,513	(525)	67,345	(83)	69,250
Communications	152	—	5,797	—	5,949
Business promotion	419	—	11,157	—	11,576
FDIC deposit insurance	—	—	6,493	—	6,493
Other real estate owned (OREO) expenses	—	—	12,818	—	12,818
Other operating expenses	(18,790)	13	50,755	(546)	31,432
Amortization of intangibles	—	—	2,345	—	2,345

Total operating expenses	(350)	(512)	312,809	(629)	311,318

Income (loss) before income tax and equity in earnings of subsidiaries	121,405	(1,270)	134,265	(128,449)	125,951
Income tax (benefit) expense	—	(445)	33,240	211	33,006

Income (loss) before equity in earnings of subsidiaries	121,405	(825)	101,025	(128,660)	92,945
Equity in undistributed earnings of subsidiaries	(28,460)	8,633	—	19,827	—

Net Income	$92,945	$7,808	$101,025	$(108,833)	$92,945

Comprehensive income, net of tax	$93,319	$7,827	$101,049	$(108,876)	$93,319

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2018
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$91,324	$13,397	$103,758	$(117,155)	$91,324

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(76,644)	(15,852)	—	92,496	—
Provision for loan losses	(21)	—	71,084	—	71,063
Amortization of intangibles	—	—	2,325	—	2,325
Depreciation and amortization of premises and equipment	187	—	12,649	—	12,836
Net accretion of discounts and amortization of premiums and deferred fees	521	7	(7,534)	—	(7,006)
Shared-based compensation	2,361	—	751	—	3,112
Impairment losses on long-lived assets	—	—	272	—	272
Fair value adjustments on mortgage servicing rights	—	—	4,307	—	4,307
FDIC loss-share expense	—	—	8,027	—	8,027
Adjustments to indemnity reserves on loans sold	—	—	2,926	—	2,926
Earnings from investments under the equity method, net of dividends or distributions	(3,745)	(751)	(2,874)	—	(7,370)
Deferred income tax (benefit) expense	—	(282)	10,809	231	10,758
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(5)	—	(67)	—	(72)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(1,116)	—	(1,116)
Sale of foreclosed assets, including write-downs	—	—	(99)	—	(99)
Acquisitions of loans held-for-sale	—	—	(47,335)	—	(47,335)
Proceeds from sale of loans held-for-sale	—	—	12,036	—	12,036
Net originations on loans held-for-sale	—	—	(48,375)	—	(48,375)
Net decrease (increase) in:
Trading securities	—	—	94,099	(101)	93,998
Equity securities	(443)	—	313	—	(130)
Accrued income receivable	(34)	81	56,423	34	56,504
Other assets	(2,287)	28	37,515	758	36,014
Net (decrease) increase in:
Interest payable	(7,875)	(2,680)	(25)	(34)	(10,614)
Pension and other postretirement benefits obligations	—	—	1,225	—	1,225
Other liabilities	(3,434)	3	(89,748)	(1,350)	(94,529)

Total adjustments	(91,419)	(19,446)	117,588	92,034	98,757

Net cash (used in) provided by operating activities	(95)	(6,049)	221,346	(25,121)	190,081

Cash flows from investing activities:
Net decrease (increase) in money market investments	29,000	1,748	(1,728,858)	(30,748)	(1,728,858)
Purchases of investment securities:
Available-for-sale	—	—	(1,311,382)	—	(1,311,382)
Equity	—	—	(9,853)	123	(9,730)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,016,203	—	1,016,203
Held-to-maturity	—	—	2,639	—	2,639
Proceeds from sale of investment securities:
Equity	—	—	9,745	—	9,745
Net (disbursements) repayments on loans	(4,168)	—	93,349	4,301	93,482
Acquisition of loan portfolios	—	—	(161,295)	—	(161,295)
Net payments from FDIC under loss-sharing agreements	—	—	(1,263)	—	(1,263)
Capital contribution to subsidiary	(10,000)	—	—	10,000	—
Acquisition of premises and equipment	(143)	—	(12,903)	—	(13,046)
Proceeds from insurance claims	—	—	258	—	258
Proceeds from sale of:
Premises and equipment and other productive assets	—	—	3,033	—	3,033
Foreclosed assets	—	—	25,746	—	25,746

Net cash provided by (used in) investing activities	14,689	1,748	(2,074,581)	(16,324)	(2,074,468)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,638,953	39,076	1,678,029
Assets sold under agreements to repurchase	—	—	(10,860)	—	(10,860)
Other short-term borrowings	—	4,301	89,992	(4,301)	89,992
Payments of notes payable	—	—	(12,680)	—	(12,680)
Proceeds from issuance of notes payable	—	—	40,000	—	40,000
Proceeds from issuance of common stock	4,712	—	—	—	4,712
Dividends paid to parent company	—	—	(25,000)	25,000	—
Dividends paid	(26,138)	—	—	—	(26,138)
Net payments for repurchase of common stock	(191)	—	—	(2)	(193)
Return of capital to parent company	—	—	10,000	(10,000)	—
Payments related to tax withholding for share-based compensation	(1,223)	—	—	—	(1,223)

Net cash (used in) provided by financing activities	(22,840)	4,301	1,730,405	49,773	1,761,639

Net decrease in cash and due from banks, and restricted cash	(8,246)	—	(122,830)	8,328	(122,748)
Cash and due from banks, and restricted cash at beginning of period	48,120	462	412,225	(48,178)	412,629

Cash and due from banks, and restricted cash at end of period	$39,874	$462	$289,395	$(39,850)	$289,881

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$92,945	$7,808	$101,025	$(108,833)	$92,945

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	28,460	(8,633)	—	(19,827)	—
Provision (reversal) for loan losses	—	—	40,698	—	40,698
Amortization of intangibles	—	—	2,345	—	2,345
Depreciation and amortization of premises and equipment	163	—	11,636	—	11,799
Net accretion of discounts and amortization of premiums and deferred fees	521	7	(6,991)	—	(6,463)
Fair value adjustments on mortgage servicing rights	—	—	5,954	—	5,954
FDIC loss-share expense	—	—	8,257	—	8,257
Adjustments (expense) to indemnity reserves on loans sold	—	—	1,966	—	1,966
(Earnings) losses from investments under the equity method	(2,986)	(809)	(5,418)	—	(9,213)
Deferred income tax expense (benefit)	—	(445)	25,295	210	25,060
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(17)	—	6,483	—	6,466
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(5,381)	—	(5,381)
Sale of foreclosed assets, including write-downs	—	—	4,512	—	4,512
Acquisitions of loans held-for-sale	—	—	(73,043)	—	(73,043)
Proceeds from sale of loans held-for-sale	—	—	29,364	—	29,364
Net originations on loans held-for-sale	—	—	(123,336)	—	(123,336)
Net (increase) decrease in:
Trading debt securities	—	—	176,937	—	176,937
Equity securities	(355)	—	796	(6)	435
Accrued income receivable	5	104	9,943	(28)	10,024
Other assets	(1,422)	22	13,088	307	11,995
Net increase (decrease) in:
Interest payable	(7,875)	(2,685)	(749)	28	(11,281)
Pension and other postretirement benefits obligations	—	—	331	—	331
Other liabilities	(2,413)	(551)	(9,844)	(846)	(13,654)

Total adjustments	14,081	(12,990)	112,843	(20,162)	93,772

Net cash provided by (used in) operating activities	107,026	(5,182)	213,868	(128,995)	186,717

Cash flows from investing activities:
Net decrease (increase) in money market investments	(30,000)	5,053	(764,408)	23,147	(766,208)
Purchases of investment securities:
Available-for-sale	—	—	(1,216,880)	—	(1,216,880)
Equity	—	—	(225)	—	(225)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	222,677	—	222,677
Held-to-maturity	—	—	2,184	—	2,184
Proceeds from sale of investment securities:
Equity	—	—	1,757	—	1,757
Net repayments (disbursements) on loans	7	—	99,299	—	99,306
Acquisition of loan portfolios	—	—	(109,098)	—	(109,098)
Net payments from FDIC under loss-sharing agreements	—	—	(23,574)	—	(23,574)
Return of capital from equity method investments	—	—	3,362	—	3,362
Acquisition of premises and equipment	(39)	—	(18,607)	—	(18,646)
Proceeds from sale of:
Premises and equipment and other productive assets	18	—	2,993	—	3,011
Foreclosed assets	—	—	27,547	—	27,547

Net cash provided by (used in) investing activities	(30,014)	5,053	(1,772,973)	23,147	(1,774,787)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,725,266	(9,308)	1,715,958
Assets sold under agreements to repurchase	—	—	(44,711)	—	(44,711)
Payments of notes payable	—	—	(17,408)	—	(17,408)
Proceeds from issuance of common stock	1,806	—	—	—	1,806
Dividends paid to parent company	—	—	(129,000)	129,000	—
Dividends paid	(16,499)	—	—	—	(16,499)
Net payments for repurchase of common stock	(75,599)	—	—	(5)	(75,604)
Payments related to tax withholding for share-based compensation	(719)	—	—	—	(719)

Net cash (used in) provided by financing activities	(91,011)	—	1,534,147	119,687	1,562,823

Net increase (decrease) in cash and due from banks	(13,999)	(129)	(24,958)	13,839	(25,247)
Cash and due from banks, and restricted cash at beginning of period	48,130	591	373,556	(48,081)	374,196

Cash and due from banks, and restricted cash at end of period	$34,131	$462	$348,598	$(34,242)	$348,949

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. The Corporation’s mortgage origination business is conducted under the brand name Popular Mortgage, a division of BPPR. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida. Note 33 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. As of March 31, 2018, the Corporation had a 16.09% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, and services many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended March 31, 2018, the Corporation recorded $ 3.8 million in earnings from its investment in EVERTEC, which had a carrying amount of $52 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2018, the Corporation recorded $8.5 million in earnings from its investment in BHD Leon, which had a carrying amount of $143 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Agreement to acquire Wells Fargo’s Auto Finance Business in Puerto Rico

On February 14, 2018, we announced that BPPR, our Puerto Rico banking subsidiary, agreed to acquire certain assets and liabilities related to Wells Fargo’s auto finance business in Puerto Rico for a cash purchase price of approximately $1.7 billion. Notwithstanding our expectation that further regulatory approvals would not be necessary, we now anticipate that regulatory approval will be required to consummate the transaction. Transaction economics will not be impacted. Although there can be no guarantee that regulatory approval will be received, we continue to anticipate that the transaction will close during the second quarter of 2018.

Name Change and rebranding of Popular’s U.S. Operations

On April 9, 2018, the Corporation’s New York-chartered banking subsidiary changed its legal name from Banco Popular North America to Popular Bank. Formerly operating as “Popular Community Bank”, Popular Bank will use the brand “Popular” to market its businesses. These changes align the new name and brand with the New York-based bank’s strategic initiatives, expanded capabilities and recent launch of several business platforms designed to attract diverse consumer and business segments in the U.S. markets it serves. As a result of the rebranding initiative, the Corporation now operates under a single brand, “Popular”, throughout all its regions – the United States mainland, Puerto Rico and the U.S. and British Virgin Islands – for the first time in the Corporation’s history.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2018 and 2017.

Table 1 - Financial highlights

Financial Condition Highlights	Ending Balances at			Average for the Quarter Ended
(In thousands)	March 31, 2018	December 31, 2017	Variance	March 31, 2018	March 31, 2017	Variance
Money market investments	$6,984,009	$5,255,119	$1,728,890	$5,824,283	$3,297,350	$2,526,933
Investment securities	10,733,010	10,482,971	250,039	10,923,764	9,125,496	1,798,268
Loans	24,680,249	24,942,463	(262,214)	24,073,431	23,352,589	720,842
Earning assets	42,397,268	40,680,553	1,716,715	40,821,478	35,775,435	5,046,043
Total assets	45,756,761	44,277,337	1,479,424	44,250,082	39,546,252	4,703,830
Deposits	37,134,093	35,453,508	1,680,585	36,068,198	31,339,873	4,728,325
Borrowings	2,130,465	2,023,485	106,980	2,845,714	2,024,830	820,884
Stockholders’ equity	5,064,909	5,103,905	(38,996)	5,242,909	5,285,204	(42,295)

Operating Highlights	First Quarter
(In thousands, except per share information)	2018	2017	Variance
Net interest income	$393,047	$362,098	$30,949
Provision for loan losses - non-covered loans	69,333	42,057	27,276
Provision (reversal) for loan losses - covered loans	1,730	(1,359)	3,089
Non-interest income	113,497	115,869	(2,372)
Operating expenses	322,002	311,318	10,684

Income before income tax	113,479	125,951	(12,472)
Income tax expense	22,155	33,006	(10,851)

Net income	$91,324	$92,945	$(1,621)

Net income applicable to common stock	$90,393	$92,014	$(1,621)

Net income per common share - Basic	$0.89	$0.89	$—

Net income per common share - Diluted	$0.89	$0.89	$—

Dividends declared per common share - Basic	$0.25	$0.25	$—

	First Quarter
Selected Statistical Information	2018	2017
Common Stock Data
Market price
High	$44.61	$45.75
Low	35.64	38.46
End	41.62	40.73
Book value per common share at period end	49.07	50.41
Profitability Ratios
Return on assets	0.84%	0.95%
Return on common equity	7.06	7.13
Net interest spread	3.66	3.86
Net interest spread (taxable equivalent) (non-GAAP)	3.98	4.15
Net interest margin	3.89	4.08
Net interest margin (taxable equivalent) (non-GAAP)	4.21	4.37
Capitalization Ratios
Average equity to average assets	11.85%	13.36%
Common equity Tier 1 capital	16.80	16.34
Tier I capital	16.80	16.34
Total capital	19.74	19.34
Tier 1 leverage	9.98	10.61

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

For the quarters ended March 31, 2018 and March 31, 2017, there were no adjustments identified by management to arrive at an Adjusted net income presentation.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Table 2 for the quarter ended March 31, 2018 as compared with the same period in 2017, segregated by major categories of interest earning assets and interest-bearing liabilities.

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

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended March 31, 2018

•	For the quarter ended March 31, 2018, the Corporation recorded net income of $ 91.3 million, compared to net income of $ 92.9 million for the same quarter of the previous year.

•	Net interest income was $393.0 million for the first quarter of 2018, an increase of $30.9 million when compared with the same quarter of 2017. Taxable equivalent net interest income was $425.1 million for the first quarter of 2018, an increase of $37.5 million when compared to $387.6 million for the same quarter of 2017. The increase in net interest income was mostly due to higher volume of money market and investment securities, higher income from commercial loans, offset by lower income from mortgage loans, the Westernbank portfolio and higher deposit costs. Net interest margin for the first quarter of 2018 was 3.89%, a decrease of 19 basis points when compared to 4.08% for the same quarter of the previous year due mainly to changes in the asset mix. Net Interest margin, on a taxable equivalent basis, for the first quarter of 2018 was 4.21%, a decrease of 16 basis points when compared to 4.37% for the same quarter of 2017. Refer to the Net Interest Income section of this MD&A for additional information.

•	The total provision for loan losses was $71.1 million, an increase of $30.4 million, compared to the same quarter of 2017, mainly at the BPPR segment due to the provision for a single commercial borrower.

•	Non-performing assets, excluding covered loans and OREO, increased by $40 million from December 31, 2017, mostly related to higher P.R. mortgage non-performing loans (“NPLs”), largely attributed to the end of the payment moratorium granted to certain consumer and commercial borrowers as a result of the 2017 hurricanes. Refer to the Provision for Loan Losses and Credit Risk section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, allowance for loan losses and selected loan losses statistics.

•	Non-interest income decreased by $2.4 million when compared to the first quarter of 2017, mainly due to lower service charges on deposit accounts, higher provision for indemnity reserves and lower income from equity method investments, partially offset by higher other service fees.

•	Operating expenses increased by $10.7 million mostly due to higher professional fees by $13.7 million.

•	For the first quarter of 2018, the Corporation recorded an income tax expense of $22.2 million, reflecting a decrease of $10.9 million when compared to the same quarter of the previous year, mainly attributed to lower taxable income and the impact to our U.S. operations of the reduction in the federal income tax rate, from 35% to 21%, pursuant to the Federal Tax Cuts and Jobs Act.

•	Total assets at March 31, 2018 amounted to $45.8 billion, compared to $44.3 billion, at December 31, 2017. The increase of approximately $1.5 billion was mainly at BPPR due to a net increase of $1.6 million in cash and money market investments due to an increase in deposits.

•	Total deposits at March 31, 2018 increased by $1.7 billion when compared to deposits at December 31, 2017, mainly due to an increase in retail and commercial savings and NOW deposits at BPPR, including an increase of $567 million from Puerto Rico government deposits.

•	Stockholders’ equity totaled $5.1 billion at March 31, 2018 and $5.1 billion at December 31, 2017, a decrease of $39.0 million, principally due to higher unrealized losses on debt securities available-for-sale by $115.0 million, declared dividends on common stock of $25.5 million and $0.9 million in dividends on preferred stock, partially offset by net income of $91.3 million and a cumulative effect of an accounting change of $1.9 million.

•	Capital ratios continued to be strong. As of March 31, 2018, the Corporation’s common equity tier 1 capital ratio was 16.80%, while the total capital ratio was 19.74%. Refer to Table 13 for capital ratios.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2017 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider. Also, refer to Item 1A - Risk Factors, of this Form 10-Q for additional information.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2017 Form 10-K. Refer to Note 3 to the Consolidated Financial Statements included in the 2017 Form 10-K for a summary of the Corporation’s significant accounting policies and to Note 3 to the Consolidated Financial Statements included in this Form 10Q for information on recently adopted accounting standard updates.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $393.0 million for the first quarter of 2018, an increase of $30.9 million when compared to $362.1 million for the same quarter of 2017. Taxable equivalent net interest income was $425.1 million for the first quarter of 2018, an increase of $37.5 million when compared to $387.6 million for the same quarter of 2017. The increase in $6.5 million in the taxable equivalent adjustment is directly related to a higher volume of tax exempt investments in P.R. Net interest margin for the first quarter of 2018 was 3.89%, a decrease of 19 basis points when compared to 4.08% for the same quarter of the previous year. Net Interest margin, on a taxable equivalent basis, for the first quarter of 2018 was 4.21%, a decrease of 16 basis points when compared to 4.37% for the same quarter of 2017. The decrease in net interest margin is mostly related to the mix in asset composition, due to higher proportion of money market, investment and trading securities to total earning assets (41% this quarter versus 35% in the first quarter of 2017) which have a lower yield when compared to the proportion of loans to earning assets which carry a higher yield. The main reasons for the increase in net interest income are described below:

Positive variances:

•	Higher interest income from money market investments due to an increase in volume of funds available to invest, related to higher average balance of deposits by $4.7 billion, mostly government deposits in Puerto Rico by $2.0 billion and also an increase in retail deposits in the last quarter of 2017 and the first quarter of 2018. Also starting in March 2017 the U.S. Federal Reserve has increased the federal funds rate four times in 25 basis points intervals. The average rate of the money market portfolios for the first quarter of 2018 increased 74 basis points when compared to the same period in 2017;

•	Higher interest income from investment securities mainly due to higher volumes, particularly on U.S. Treasuries and mortgage-backed securities related to recent purchases, in part to deploy excess cash. Most of this interest income from securities is exempt from income tax in P.R. therefore improving the return on investment; and

•	Higher income from commercial and construction loans, driven by higher volume of loans, mainly in the U.S. and improved yields related to the effect of the abovementioned rise in interest rates on the variable rate portion of this portfolio.

Negative variances:

•	Lower interest income from mortgage loans due to lower average balances driven to lower lending activity and portfolio run-off in P.R. and the U.S. and lower yields in P.R. impacted by a reduction in fees collected from delayed mortgage payments due to the moratorium period;

•	Lower income from consumer loans by $0.8 million, or 30 basis points, mainly on BPPR’s credit card portfolio due to higher reserves for uncollectible interest and fees and lower average volume, partially offset by higher interest income from acquired loans;

•	Lower interest income from loans acquired in the Westernbank FDIC-assisted transaction (“WB Loans”) related to the normal portfolio run-off; and

•	Higher interest expense on deposits mainly due to higher volumes in most categories, predominantly the increase in deposits from the Puerto Rico government and higher volumes in the U.S. to fund loan growth. These increases were partially offset by a lower average volume of regular and brokered certificates of deposits.

Interest income for the quarter ended March 31, 2018 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $3.4 million, compared with $6.4 million for the same period in 2017.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended March 31,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2018	2017	Variance	2018	2017	Variance		2018	2017	Variance	Rate	Volume
(In millions)							(In thousands)
$5,824	$3,297	$2,527	1.55%	0.81%	0.74%	Money market investments	$22,285	$6,573	$15,712	$8,563	$7,149
10,845	9,020	1,825	2.91	2.70	0.21	Investment securities	78,541	60,819	17,722	8,381	9,341
79	106	(27)	7.19	7.16	0.03	Trading securities	1,401	1,872	(471)	6	(477)

16,748	12,423	4,325	2.46	2.24	0.22	Total money market, investment and trading securities	102,227	69,264	32,963	16,950	16,013

						Loans:
10,409	9,704	705	5.41	5.15	0.26	Commercial	138,927	123,250	15,677	6,457	9,220
905	821	84	6.10	5.41	0.69	Construction	13,619	10,943	2,676	1,481	1,195
820	708	112	5.99	6.54	(0.55)	Leasing	12,274	11,586	688	(1,032)	1,720
6,492	6,606	(114)	5.36	5.60	(0.24)	Mortgage	87,033	92,444	(5,411)	(3,841)	(1,570)
3,785	3,704	81	10.19	10.49	(0.30)	Consumer	95,079	95,846	(767)	(3,409)	2,642

22,411	21,543	868	6.25	6.26	(0.01)	Sub-total loans	346,932	334,069	12,863	(344)	13,207
1,663	1,810	(147)	8.74	8.53	0.21	WB loans	35,942	38,182	(2,240)	728	(2,968)

24,074	23,353	721	6.43	6.44	(0.01)	Total loans	382,874	372,251	10,623	384	10,239

$40,822	$35,776	$5,046	4.80%	4.98%	(0.18)%	Total earning assets	$485,101	$441,515	$43,586	$17,334	$26,252

						Interest bearing deposits:
$11,194	$8,516	$2,678	0.42%	0.41%	0.01%	NOW and money market [1]	$11,496	$8,514	$2,982	$735	$2,247
8,744	8,041	703	0.24	0.25	(0.01)	Savings	5,203	4,897	306	(175)	481
7,697	7,756	(59)	1.16	1.06	0.10	Time deposits	21,989	20,346	1,643	1,901	(258)

27,635	24,313	3,322	0.57	0.56	0.01	Total deposits	38,688	33,757	4,931	2,461	2,470

481	456	25	1.70	0.97	0.73	Short-term borrowings	2,013	1,095	918	777	141
1,559	1,569	(10)	4.98	4.88	0.10	Other medium and long-term debt	19,330	19,045	285	275	10

29,675	26,338	3,337	0.82	0.83	(0.01)	Total interest bearing liabilities	60,031	53,897	6,134	3,513	2,621

8,434	7,027	1,407				Demand deposits
2,713	2,411	302				Other sources of funds

$40,822	$35,776	$5,046	0.59%	0.61%	(0.02)%	Total source of funds	60,031	53,897	6,134	3,513	2,621

			4.21%	4.37%	(0.16)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	425,070	387,618	37,452	$13,821	$23,631

			3.98%	4.15%	(0.17)%	Net interest spread

						Taxable equivalent adjustment	32,024	25,520	6,504

			3.89%	4.08%	(0.19)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$393,046	$362,098	$30,948

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The Corporation’s total provision for loan losses was $71.1 million for the quarter ended March 31, 2018, compared to $40.7 million for the quarter ended March 31, 2017, an increase of $30.4 million.

The provision for loan losses for the non-covered loan portfolio totaled $69.3 million, compared to $42.1 million for the same quarter in 2017, an increase of $27.2 million, mostly driven by the BPPR segment. Total non-covered net charge-offs increased by $16.9 million when compared with the same quarter in 2017, mainly due to higher commercial and consumer net charge-offs in each of the Popular U.S. and BPPR segments.

The provision for loan losses for the non-covered loan portfolio at the BPPR segment totaled $56.7 million, compared to $31.5 million for the same quarter in 2017. The increase of $25.2 million was mainly related to an increase in the allowance of $21.6 million for a single commercial borrower, coupled with higher charge-offs by $8.3 million, mostly related to the consumer portfolio, in part offset by a downward adjustment of $7.5 million to the estimated losses associated with Hurricane Maria. Management continues to evaluate the impact of the hurricanes on its loan portfolios and the effect on its credit metrics after the end of the payment moratorium granted to certain customers and commercial borrowers as a result of the hurricanes.

The provision for loan losses for the Popular U.S. segment amounted to $12.6 million, compared to $10.6 million for the same quarter in 2017, an increase of $2.0 million. Net charge-offs increased $8.6 million when compared to the quarter ended March 31, 2017, mostly related to its taxi medallion portfolio. The Popular U.S. segment continued to reflect strong growth and favorable credit quality metrics, except in the case of the taxi medallion portfolio acquired from the FDIC in the assisted sale of Doral Bank, which continues to reflect the pressure on medallion collateral values, particularly in the New York City metro area. During the quarter ended March 31, 2018, the Corporation recorded a provision of $11.8 million and charge offs amounting to $7.6 million related to the taxi medallion portfolio.

For the first quarter of 2018, the covered loan portfolio reflected a provision expense of $1.7 million, compared to a provision reversal of $1.4 million for the same quarter in 2017.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

Non-interest income was $113.5 million for the first quarter of 2018, a decrease of $2.4 million, when compared with the same quarter of the previous year, driven primarily by the following:

•	Lower service charges on deposit accounts by $3.1 million due to lower fees on transactional cash management services;

•	Higher provision for indemnity reserves by $1.0 million mostly due to an increase in the reserve for credit recourse at BPPR; and

•	Lower other operating income by $3.0 million mainly due to lower aggregated net earnings from investments under the equity method by $3.5 million, principally in PR Asset Portfolio 2013-1 International, LLC, a commercial real estate joint venture.

These decreases were partially offset by:

•	Higher other service fees by $4.4 million, mainly at BPPR, due to higher credit card interchange income due to customer activity in Puerto Rico normalizing during the quarter after the effect of the hurricanes and higher credit card late fees due to higher delinquencies and the reinstatement of these fees after the expiration of the moratorium period granted as part of the Corporation’s hurricane relief efforts.

Table 3 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended March 31,
(In thousands)	2018	2017
Interest income on WB loans	$35,942	$38,182

FDIC loss share expense:
Amortization of loss share indemnification asset	(934)	(776)
80% mirror accounting on credit impairment losses[1]	104	148
80% mirror accounting on reimbursable expenses	537	921
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(1,658)	4,833
Change in true-up payment obligation	(6,112)	(7,385)
Other	36	(5,998)

Total FDIC loss share expense	(8,027)	(8,257)

Total income	27,915	29,925

Provision (reversal) for loan losses- WB loans	21,699	(499)

Total income less provision (reversal) for loan losses	$6,216	$30,424

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreement for interest not collected from borrowers is limited under the agreement (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended March 31,
(In millions)	2018	2017
Loans	$1,663	$1,810
FDIC loss-share asset	45	44

Operating Expenses

Operating expenses for the quarter ended March 31, 2018 increased by $ 10.7 million when compared with the same quarter of 2017, driven primarily by:

•	Higher personnel cost by $2.1 million due to higher medical insurance expense, higher contributions on employee retirement savings plans and to the grant of restricted stock and performance share awards;

•	higher net occupancy expenses by $2.0 million due to higher repair and maintenance expenses due to hurricanes impact;

•	higher equipment expense by $1.2 million due to higher depreciation and higher software and maintenance expenses; and

•	higher professional fees by $13.7 million primarily due to higher consulting and advisory fees by $8.8 million, higher programming, processing and other technology services by $3.2 million and higher legal fees.

These increases were partially offset by:

•	Lower other real estate owned expense by $6.7 million due to higher gains by $3.5 million on sale on mortgage properties at BPPR and limited inflow of foreclosed properties as a result of the loan moratorium; and

•	lower other operating expenses by $2.5 million as a result of a write-down of $7.6 million recognized during the first quarter of 2017, related to capitalized software costs for a project that was discontinued by the Corporation, partially offset by higher sundry losses by $2.4 million and higher provision for unused commitments by $1.0 million during this quarter.

Table 4 - Operating Expenses

	Quarters ended March 31,
(In thousands)	2018	2017	Variance
Personnel costs:
Salaries	$78,397	$78,376	$21
Commissions, incentives and other bonuses	21,316	20,078	1,238
Pension, postretirement and medical insurance	9,929	9,377	552
Other personnel costs, including payroll taxes	16,210	15,909	301

Total personnel costs	125,852	123,740	2,112

Net occupancy expenses	22,802	20,776	2,026
Equipment expenses	17,206	15,970	1,236
Other taxes	10,902	10,969	(67)
Professional fees:
Collections, appraisals and other credit related fees	3,058	3,823	(765)
Programming, processing and other technology services	51,305	48,091	3,214
Legal fees, excluding collections	5,763	3,296	2,467
Other professional fees	22,859	14,040	8,819

Total professional fees	82,985	69,250	13,735

Communications	5,906	5,949	(43)
Business promotion	12,009	11,576	433
FDIC deposit insurance	6,920	6,493	427
Other real estate owned (OREO) expenses	6,131	12,818	(6,687)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	4,608	5,532	(924)
Operational losses	9,924	7,536	2,388
All other	14,432	18,364	(3,932)

Total other operating expenses	28,964	31,432	(2,468)

Amortization of intangibles	2,325	2,345	(20)

Total operating expenses	$322,002	$311,318	$10,684

INCOME TAXES

For the quarter ended March 31, 2018, the Corporation recorded income tax expense of $22.2 million, compared to $33.0 million for the same quarter of the previous year. The decrease in income tax expense is primarily due to lower taxable income and the impact to our U.S. operations of the reduction in the federal income tax rate, from 35% to 21%, pursuant to the Federal Tax Cuts and Jobs Act.

In December 2017, the Federal Tax Cuts and Jobs Act (“TCJA”) was enacted, which reduced the U.S. federal corporate income tax rate from a maximum rate of 35% to a single tax rate of 21%. The Act contains other provisions, which became effective on January 1, 2018 and which may impact the Corporation’s tax calculations and related income tax expense in future years. Management continues to evaluate the impact of the TCJA in future periods and may make further adjustments as a result of additional analysis and guidance issued on the legislation.

Puerto Rico’s recently Certified Fiscal Plan (as hereinafter defined) proposes to enact a comprehensive tax reform with the intention of spurring economic development, lowering the cost of doing business and making Puerto Rico more competitive. The proposed tax reform seeks to, among other things, reduce individual and corporate income tax rates and gradually eliminate, over a two year period, the business-to-business sales and use tax. Maximum corporate tax rates in particular would be reduced from a current rate of 39% to 31%. According to the Certified Fiscal Plan, any tax reform should be revenue-neutral, with stabilizing mechanisms to offset revenue shortfalls. The tax reform, including the reduction in the maximum corporate tax rates referenced above, require legislative action and are thus subject to approval by the Legislative Assembly and the Governor. The PROMESA Oversight Board could also assert the power to veto any tax reform legislation that in their view is inconsistent with the Certified Fiscal Plan.

A reduction in corporate tax rates to 31%, if approved, would result in a write down of the Corporation’s deferred tax asset (“DTA”) related to its P.R. operations of approximately $150 million, with a corresponding charge to the Corporation’s income tax expense.

If such a reduction in the Corporation’s DTA from its P.R. operations would have occurred as of March 31, 2018, Common Equity Tier 1 Capital and Total Regulatory Capital would have been reduced by approximately 30 bps. On a forward-looking basis, a reduction of the maximum corporate income tax rate to 31% could result in a reduction in the Corporation’s effective tax rate of between 2% and 3% on an annual basis.

At March 31, 2018, the Corporation had a DTA amounting to $1.0 billion, net of a valuation allowance of $0.5 billion. The DTA related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 31 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on DTA balances.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Popular U.S. (previously Banco Popular North America). A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 33 to the Consolidated Financial Statements.

The Corporate group reported a net loss of $18.5 million for the quarter ended March 31, 2018, compared with a net loss of $15.3 million for the same quarter of the previous year. The change was mostly driven by higher personnel costs, higher professional fees and an unfavorable variance of income taxes. These unfavorable variances were partially offset by higher earnings from investments under the equity method, and higher interest income on commercial loans and money market investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $91.4 million for the quarter ended March 31, 2018, compared with net income of $97.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $22.1 million impacted by higher income from money market by $15.3 million due to an increase in volume of funds available to invest related to higher average balance of deposits, mostly government deposits in Puerto Rico by $2.0 billion; and higher interest income from investments securities by $10.8 million driven by higher volumes of U.S. Treasuries and mortgage-backed securities. These favorable variances were partially offset by higher cost of public and private deposits by $3.5 million driven by the increase in average balances. The net interest margin for the quarter ended March 31, 2018 was 4.14% compared to 4.46% for the same period in previous year. The reduction in net margins is driven by earning assets mix;

•	Provision expense for the first quarter of 2018 was $58.5 million, an increase of $28.4 million compared to the same period of the previous year, mainly related to an increase in the allowance of $21.6 million for a single commercial borrower, coupled with higher charge-offs, mostly related to the consumer portfolio; and partially offset by a downward adjustment to the estimated losses associated with Hurricane Maria by $7.5 million;

•	Lower non-interest income by $3.1 million mainly driven by lower service charges on deposits accounts by $3.1 million as a result of lower retail and commercial fees, and lower other operating income by $4.3 million due to lower earnings from investments under the equity method. These unfavorable variances were partially offset by higher revenues from daily rental fleet in Popular Auto subsidiary and higher other service fees by $4.4 million, mainly in credit card fees driven by higher interchange income resulting from a higher volume of transactions;

•	Higher operating expenses by $5.0 million impacted by higher professional services expenses by $11.2 million, mainly from higher consulting and advisory fees, including legal and audit fees, and higher technology services. These favorable variances were partially offset by lower OREO expenses of $6.8 million due to higher gains on sale of foreclosed properties at BPPR and limited inflow activity as a result of the loan moratorium. Also, lower other operating expenses by $2.6 million mostly due to the impact of a write-down of $7.6 million, recognized during the first quarter of 2017, related to capitalized software cost for a project that was discontinued by the Corporation offset by higher sundry losses in the current quarter; and

•	Lower income tax expense by $8.2 million due to lower taxable income.

Popular U.S.

For the quarter ended March 31, 2018, the reportable segment of Popular U.S. reported a net income of $18.1 million, compared to net income of $10.4 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $7.9 million impacted by higher income from commercial and construction loans by $9.8 million driven by loan portfolio growth and higher yields. Also, higher income from money market and investment securities by $0.9 million due to higher average balances and higher yield, due to recent increases in market interest rates. These favorable variances were partially offset by higher interest expense on deposits by $1.8 million due to higher volumes and costs of money market and time deposits, and on short-term borrowings by $1.0 million driven by higher average balances at higher rates. For the first quarter of 2018, the net interest margin for the Popular U.S. segment was 3.61%, compared to 3.52% for the same period in 2017;

•	Higher provision for loan losses by $2.0 million, when compared to the same quarter of the previous year, mostly related to higher impairments on the taxi medallion loan portfolio;

•	Higher operating expenses by $3.7 million mainly due to higher professional services by $1.0 million driven by higher consulting and advisory fees, and higher other operating expenses by $2.6 million, mainly related to losses on disposition of assets due to rebranding costs and higher write-downs of taxi medallion repossessed property; and

•	Income tax favorable variance of $6.2 million primarily driven by a decrease in deferred tax asset valuation allowance associated to changes in enacted tax rates.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $45.8 billion at March 31, 2018, compared to $44.3 billion at December 31, 2017. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $7.0 billion at March 31, 2018, compared to $5.3 billion at December 31, 2017. The increase was mainly at BPPR due to higher liquidity driven by an increase in deposits.

Trading account debt securities amounted to $42 million at March 31, 2018, compared to $34 million at December 31, 2017. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Debt securities available-for-sale and held-to-maturity amounted to $10.5 billion at March 31, 2018, compared with $10.3 billion at December 31, 2017. The increase of $0.2 billion was mainly at BPPR due to purchases of U.S. Treasury securities, partially offset by pay-downs and unfavorable unrealized fair value changes in mortgage-backed agency pools.

Table 5 provides a breakdown of the Corporation’s portfolio of debt securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the Consolidated Financial Statements provide additional information with respect to the Corporation’s debt securities AFS and HTM.

Table 5 - Breakdown of Debt Securities Available-for-Sale and Held-to-Maturity

(In thousands)	March 31, 2018	December 31, 2017
U.S. Treasury securities	$4,512,395	$3,928,164
Obligations of U.S. Government sponsored entities	582,774	608,933
Obligations of Puerto Rico, States and political subdivisions	97,415	99,364
Collateralized mortgage obligations	883,699	943,819
Mortgage-backed securities	4,434,421	4,688,662
Trust preferred securities	13,198	13,198
Others	1,504	1,802

Total debt securities AFS and HTM	$10,525,406	$10,283,942

Loans

Refer to Table 6 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 6. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC as described in Note 7, Loans. As of March 31, 2018, the Corporation’s covered loans portfolio amounted to $515 million, comprised mainly of residential mortgage loans.

The Corporation’s total loan portfolio amounted to $ 24.7 billion at March 31, 2018, compared to $24.9 billion at December 31, 2017. Refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Table 6 - Loans Ending Balances

(In thousands)	March 31, 2018	December 31, 2017	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$11,468,507	$11,488,861	$(20,354)
Construction	893,391	880,029	13,362
Legacy[1]	31,167	32,980	(1,813)
Lease financing	838,383	809,990	28,393
Mortgage	7,064,644	7,270,407	(205,763)
Consumer	3,791,845	3,810,527	(18,682)

Total non-covered loans held-in-portfolio	24,087,937	24,292,794	(204,857)

Loans covered under FDIC loss sharing agreements:
Mortgage	500,683	502,930	(2,247)
Consumer	13,928	14,344	(416)

Total covered loans held-in-portfolio	514,611	517,274	(2,663)

Total loans held-in-portfolio	24,602,548	24,810,068	(207,520)

Loans held-for-sale:
Mortgage	77,701	132,395	(54,694)

Total loans held-for-sale	77,701	132,395	(54,694)

Total loans	$24,680,249	$24,942,463	$(262,214)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Non-covered loans

The non-covered loans held-in-portfolio decreased by $205 million to $ 24.1 billion at March 31, 2018, principally due to a decrease of $0.3 billion in mortgage loans rebooked at BPPR which are subject to the GNMA repurchase option, partially offset by growth in commercial loans at PB by $0.1 billion.

The loans held-for-sale portfolio decreased by $55 million from December 31, 2017, mainly at BPPR, due to a higher volume of securitization activity than that of the fourth quarter of 2017 due to operational delays caused by Hurricane Maria.

Westernbank loans accounted for under ASC 310-30

The covered loans portfolio amounted to $515 million at March 31, 2018, compared to $517 million at December 31, 2017. The decrease is due to loan resolutions and the normal portfolio run-off. Refer to Table 6 for a breakdown of covered loans by major loan type categories.

Covered loans

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

Table 7 - Activity in the Carrying Amount of Westernbank Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2018	2017
Beginning balance	$1,592,921	$1,738,329
Accretion	35,008	36,892
Collections / loan sales / charge-offs	(52,786)	(86,321)

Ending balance[1]	$1,575,143	$1,688,900
Allowance for loan losses (ALLL)	(89,763)	(66,544)

Ending balance, net of ALLL	$1,485,380	$1,622,356

[1]	The carrying amount of loans acquired from Westernbank and accounted for under ASC 310-30 which remain subject to the loss sharing agreement with the FDIC amounted to approximately $505 million as of March 31, 2018 (March 31, 2017 - $542 million).

Table 8 - Activity in the Accretable Yield on Westernbank Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2018	2017
Beginning balance	$880,715	$1,010,087
Accretion[1]	(35,008)	(36,892)
Change in expected cash flows	28,668	8,011

Ending balance	$874,375	$981,206

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 9 sets forth the activity in the FDIC loss share asset for the quarters ended March 31, 2018 and 2017.

Table 9 - Activity of Loss Share Asset

	Quarters ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$46,316	$69,334
Amortization of loss-share indemnification asset	(934)	(776)
Credit impairment losses to be covered under loss-sharing agreements	104	148
Reimbursable expenses	537	921
Net payments from FDIC under loss-sharing agreements	(364)	—
Other adjustments attributable to FDIC loss-sharing agreements	—	(5,550)

Balance at end of period	$45,659	$64,077

Balance due to the FDIC for recoveries on covered assets	(1,190)	(5,284)

Balance at end of period	$44,469	$58,793

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization/accretion terms differ. The Corporation revises its expected cash flows and estimated credit losses on a quarterly basis. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is reduced to the expected reimbursement amount from the FDIC (amortization). In contrast, an increase to non-interest income is recognized as a result of increases in expected reimbursements due to higher loss estimates (accretion). Table 10 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount).

Table 10 - Activity in the Remaining FDIC Loss Share Asset Amortization

	Quarters ended March 31,
(In thousands)	2018	2017
Balance at beginning of period[1]	$1,562	$4,812
Amortization of negative discount[2]	(934)	(776)
Impact of changes in lower (higher) projected losses	2,465	(107)

Balance at end of period	$3,093	$3,929

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while accretion results in a positive impact to non-interest income, particularly FDIC loss share expense.

Other real estate owned

Other real estate owned represents real estate property received in satisfaction of debt. At March 31, 2018, OREO decreased to $168 million from $189 million at December 31, 2017 mainly due to a decrease in residential properties at BPPR. Refer to Note 12 to the Consolidated Financial Statements for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreement.

Other assets

Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017.

Liabilities

The Corporation’s total liabilities were $40.7 billion at March 31, 2018, compared to $39.2 billion at December 31, 2017. Refer to the Corporation’s Consolidated Statements of Financial Condition included in this Form 10-Q.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2018 and December 31, 2017 is included in Table 11.

Table 11 - Financing to Total Assets

	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2018	2017	from 2017 to 2018	2018	2017
Non-interest bearing deposits	$8,699	$8,491	2.4%	19.0%	19.2%
Interest-bearing core deposits	23,572	22,394	5.3	51.5	50.6
Other interest-bearing deposits	4,863	4,569	6.4	10.6	10.3
Repurchase agreements	380	391	(2.8)	0.9	0.9
Other short-term borrowings	186	96	N.M.	0.4	0.2
Notes payable	1,564	1,536	1.8	3.4	3.5
Other liabilities	1,428	1,696	(15.8)	3.1	3.8
Stockholders’ equity	5,065	5,104	(0.8)	11.1	11.5

N.M.	- Not meaningful.

Deposits

The Corporation’s deposits totaled $37.1 billion at March 31, 2018 compared to $35.5 billion at December 31, 2017. The deposits increase of $1.6 billion was mainly due to an increase in retail and commercial savings and NOW deposits at BPPR, including an increase of $567 million from Puerto Rico government deposits. Refer to Table 12 for a breakdown of the Corporation’s deposits at March 31, 2018 and December 31, 2017.

Table 12 - Deposits Ending Balances

(In thousands)	March 31, 2018	December 31, 2017	Variance
Demand deposits [1]	$12,698,538	$12,460,081	$238,457
Savings, NOW and money market deposits (non-brokered)	16,225,871	15,054,242	1,171,629
Savings, NOW and money market deposits (brokered)	414,441	424,307	(9,866)
Time deposits (non-brokered)	7,655,903	7,411,140	244,763
Time deposits (brokered CDs)	139,340	103,738	35,602

Total deposits	$37,134,093	$35,453,508	$1,680,585

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained relatively flat at $2.1 billion at March 31, 2018, compared to $2.0 billion at December 31, 2017. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities amounted to $1.4 billion at March 31, 2018, a decrease of $0.3 billion when compared to December 31, 2017, due to a decrease in the liability for GNMA loan sold with an option to repurchase.

Stockholders’ Equity

Stockholders’ equity totaled $5.1 billion at March 31, 2018, down $39 million from $5.1 billion at December 31, 2017, principally due to higher unrealized losses on debt securities available-for-sale by $115.0 million, declared dividends of $25.5 million on common stock ($0.25 per share) and $0.9 million in dividends on preferred stock, partially offset by net income for the quarter of $91.3 million and a cumulative effect of an accounting change of $1.9 million. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2018, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 13, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2018 and December 31, 2017, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Table 13 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2018	December 31, 2017
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,014,749	$5,053,745
AOCI related adjustments due to opt-out election	419,897	307,618
Goodwill, net of associated deferred tax liability (DTL)	(559,588)	(561,604)
Intangible assets, net of associated DTLs	(33,347)	(28,538)
Deferred tax assets and other deductions	(528,910)	(544,702)

Common equity tier 1 capital	$4,312,801	$4,226,519

Additional tier 1 capital:
Preferred stock	50,160	50,160
Other additional tier 1 capital deductions	(50,160)	(50,160)

Additional tier 1 capital	$—	$—

Tier 1 capital	$4,312,801	$4,226,519

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	426,602
Other inclusions (deductions), net	328,556	332,144

Tier 2 capital	$755,158	$758,746

Total risk-based capital	$5,067,959	$4,985,265

Minimum total capital requirement to be well capitalized	$2,567,002	$2,593,570

Excess total capital over minimum well capitalized	$2,500,957	$2,391,695

Total risk-weighted assets	$25,670,021	$25,935,696

Total assets for leverage ratio	$43,220,269	$42,185,805

Risk-based capital ratios:
Common equity tier 1 capital	16.80%	16.30%
Tier 1 capital	16.80	16.30
Total capital	19.74	19.22
Tier 1 leverage	9.98	10.02

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2018, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The increase in the common equity tier I capital ratio, tier I capital ratio and total capital ratio as of March 31, 2018 as compared to December 31, 2017 was mainly attributed to the three months period earnings, and lower risk-weighted assets driven by a decrease in loans held-in-portfolio. The decrease in the leverage ratio was mainly attributed to the increase in average total assets. Refer to Table 1, Financial Condition Highlights, for information of average assets and to the Financial Condition Analysis section of this MD&A for a discussion of significant variances in assets.

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

Table 14 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2018, and December 31, 2017.

Table 14 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2018	December 31, 2017
Total stockholders’ equity	$5,064,909	$5,103,905
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(33,347)	(35,672)

Total tangible common equity	$4,354,108	$4,390,779

Total assets	$45,756,761	$44,277,337
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(33,347)	(35,672)

Total tangible assets	$45,096,120	$43,614,371

Tangible common equity to tangible assets	9.66%	10.07%
Common shares outstanding at end of period	102,189,914	102,068,981
Tangible book value per common share	$42.61	$43.02

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

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2018, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $324 million at March 31, 2018 of which approximately 50% mature in 2018, 25% in 2019, 14% in 2020 and 11% thereafter.

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

Table 15 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2018.

Table 15 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In thousands)	2018	Years 2019 - 2020	Years 2021 - 2022	Years 2023 - thereafter	Total
Commitments to extend credit	$6,355,651	$894,735	$143,968	$75,363	$7,469,717
Commercial letters of credit	1,217	—	—	—	1,217
Standby letters of credit	19,499	13,641	—	—	33,140
Commitments to originate or fund mortgage loans	19,292	871	—	—	20,163

Total	$6,395,659	$909,247	$143,968	$75,363	$7,524,237

At March 31, 2018 and December 31, 2017, the Corporation maintained a reserve of approximately $11 million and $10 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

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

Principal Risk Types

•	Credit Risk – Potential for default or loss resulting from an obligor’s failure to meet the terms of any contract with the Corporation or any of its subsidiaries, or failure otherwise to perform as agreed. Credit risk arises from all activities where success depends on counterparty, issuer, or borrower performance.

•	Interest Rate Risk (“IRR”) – The risk to earnings or capital arising from changes in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among different yield curves affecting bank lending and borrowing activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest related options embedded in bank products (options risk).

•	Market Risk – Potential for economic loss resulting from changes in market prices of the assets or liabilities in the Corporation’s or in any of its subsidiaries’ portfolios.

•	Liquidity Risk – Potential for loss resulting from the Corporation or its subsidiaries not being able to meet their financial obligations when they come due. This could be a result of market conditions, the ability of the Corporation to liquidate assets or manage or diversify various funding sources. This risk also encompasses the possibility that an instrument cannot be closed out or sold at its economic value, which might be a result of stress in the market or in a specific security type given its credit, volume and maturity.

•	Operational Risk – Possibility that inadequate or failed systems and internal controls or procedures, human error, fraud or external influences such as disasters, can cause losses. It includes the risk for those processes that have been outsourced to third parties and the risk of the inadequate use of models.

•	Compliance Risk – Potential for loss resulting from violations of or non-conformance with laws, rules, regulations, or prescribed practices.

•	Regulatory and Legal Risk – Risk of negative impact to business activities, earnings or capital, regulatory relationships or reputation as a result of failure to comply with or a failure to adapt to current and changing regulations, law, rules, regulatory expectations, existing contracts or ethical standards.

•	Strategic Risk – Potential for loss arising from adverse business decisions or improper implementation of business decisions. Also, it incorporates how management analyzes external factors that impact the strategic direction of the Corporation.

•	Reputational Risk – Potential for loss arising from negative public opinion.

Risk Governance

The Corporation’s Board of Directors (the “Board”) has established a Risk Management Committee (“RMC”) to undertake the responsibilities of overseeing and approving the Corporation’s Risk Management Program, as well as the Corporation’s Capital Plan. The Capital Plan is a plan to maintain sufficient regulatory capital at the Corporation, BPPR and PB, which considers current and future regulatory capital requirements, expected future profitability and credit trends and, at least, two macroeconomic scenarios, including a base and stress scenario.

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

The RMG is responsible for the overall coordination of risk management efforts throughout the Corporation and has four divisions that are charged with risk management responsibilities: (i) Credit Risk Management, (ii) Regulatory and Financial Compliance, (iii) Financial Crimes Compliance; and (iv) Financial and Operational Risk Management. The latter includes an Enterprise Risk Management function that facilitates, among other aspects, the identification, coordination, and management of multiple and cross-enterprise risks. The Corporation’s Corporate Risk Reviews group, which reports directly to the RMC and administratively to the Chief Risk Officer, also provides important risk management functions by validating critical models used in the Corporation and by assessing the adequacy of the Corporation’s lending risk function.

Additionally, the Internal Auditing Division provides an independent assessment of the Corporation’s internal control structure and related systems and processes. The Internal Audit Division also provides an assessment of the effectiveness of the Corporation’s risk management function.

Moreover, management oversight of the Corporation’s risk-taking and risk management activities is conducted through management committees:

•	CRESCO (Credit Strategy Committee) – Manages the Corporation’s overall credit exposure and approves credit policies, standards and guidelines that define, quantify, and monitor credit risk. Through this committee, management reviews asset quality ratios, trends and forecasts, problem loans, establishes the provision for loan losses and assesses the methodology and adequacy of the allowance for loan losses on a quarterly basis.

•	ALCO (Asset/Liability Management Committee) – Oversees and approves the policies and processes designed to ensure sound market risk and balance sheet strategies, including the interest rate, liquidity, investment and trading policies. The ALCO monitors the capital position and plan for the Corporation and approves all capital management strategies, including capital market transactions and capital distributions. The ALCO also monitors forecasted results and their impact on capital, liquidity, and net interest margin of the Corporation.

•	ORCO (Operational Risk Committee) – Monitors operational risk management activities to ensure the development and consistent application of operational risk policies, processes and procedures that measure, limit and manage the Corporation’s operational risks while maintaining the effectiveness and efficiency of the operating and businesses’ processes.

•	Compliance Committees – Monitors regulatory compliance activities to ensure compliance with legal and regulatory requirements and the Corporation’s policies. This includes Section 23A & B, Fair Lending, and BSA/Anti-Money Laundering Committees.

•	ERM (Enterprise Management Committee) – Monitors Market, Interest, Liquidity, Compliance, Regulatory, Legal, Strategic, Operational (including Information Security & Cyber), and Reputational risks in the Risk Appetite Statement (RAS) and within the Corporation’s ERM framework.

There are other management committees such as the New Products and Fiduciary Risk Committees, among others, which provide oversight of specific business risks.

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

Most of the assets subject to market valuation risk are securities in the debt securities portfolio classified as available-for-sale. Refer to Notes 5 and 6 for further information on the debt securities available for sale and held to maturity portfolio. Debt securities classified as available-for-sale amounted to $10.4 billion as of March 31, 2018. Other assets subject to market risk include loans held-for-sale, which amounted to $78 million, mortgage servicing rights (“MSRs”) which amounted to $166 million and securities classified as “trading”, which amounted to $42 million, as of March 31, 2018.

Liabilities subject to market risk include the FDIC clawback obligation, which amounted to $ 171 million at March 31, 2018.

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

Management utilizes various tools to assess IRR, including Net Interest Income (“NII“) simulation modeling, static gap analysis, and Economic Value of Equity (EVE). The three methodologies complement each other and are used jointly in the evaluation of the Corporation’s IRR. NII simulation modeling is prepared for a five-year period, which in conjunction with the EVE analysis, provides management a better view of long term IRR.

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

Management assesses interest rate risk by comparing various NII simulations under different interest rate scenarios that differ in direction of interest rate changes, the degree of change and the projected shape of the yield curve. For example, the types of rate scenarios processed during the quarter include flat rates, implied forwards, parallel and non-parallel rate shocks. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

The asset and liability management group performs validation procedures on various assumptions used as part of the simulation analyses as well as validations of results on a monthly basis. In addition, the model and processes used to assess IRR are subject to independent validations according to the guidelines established in the Model Governance and Validation policy.

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -200, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at March 31, 2018 and December 31, 2017, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 16 - Net Interest Income Sensitivity (One Year Projection)

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$266,215	16.14%	$227,970	14.26%
+200 basis points	132,885	8.05	114,943	7.19
-200 basis points	(215,475)	(13.06)	(176,095)	(11.01)

The results of the NII simulations at December 31, 2017 in the table above have been adjusted to align the assumptions used with respect to interest rates on non-maturity public funds deposits to contractual terms of their related depository agreements. Previously, assumptions with respect to such deposits had been based on the historical behavior of commercial and public deposits in the aggregate and did not consider the fact that contracts governing such non-maturity public deposits contained provisions that require BPPR, in certain circumstances, to make adjustments to the interest rate payable on such deposits based upon changes in market interest rates. Although as a result of such adjustment the magnitude of the Corporation’s sensitivity to increases in interest rates becomes lower, the Corporation continues to be in an asset sensitive position due mainly to, among other reasons: (i) a high level of money market investments that are highly sensitive to changes in interest rates, (ii) approximately 34% of the Corporation’s loan portfolio being comprised of Prime and Libor-based loans and (iii) low elasticity of the Corporation’s core deposit base.

The following table compares the results of the sensitivity analysis at December 31, 2017, as initially reported in the Corporation’s Form 10-K, with the amounts resulting from the changes described above:

Table 17 - Net Interest Income Sensitivity (One Year Projection) Correction

	At December 31, 2017
	As reported		Revised		Change
(Dollars in thousands)	Amount change	Percent change	Amount change	Percent change	Amount change	Percent change
Change in interest rate
+ 400 basis points	$409,924	25.57%	$227,970	14.26%	$181,954	11.31%
+ 200 basis points	205,011	12.79	114,943	7.19	90,068	5.60
- 200 basis points	(169,126)	(10.55)	(176,095)	(11.01)	6,969	0.46

At March 31, 2018, the simulations showed that the Corporation maintains an asset-sensitive position. The increase in sensitivity from December 31, 2017 in the +200 and +400 scenarios is mainly driven by an increase in money market investments of $1.7 billion, from $5.3 billion at December 31, 2017 to $7.0 billion at March 31, 2018, primarily due to growth in interest-bearing non-maturity deposits. The increase in sensitivity in the -200 scenario is also driven by the increase in money market investments, which are subject to immediate repricing as rates change across all scenarios, combined with the increase in the Federal Funds Target Rate in March 2018 by the Federal Reserve, which led to an increase in the magnitude of the -200 basis points scenario.

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

Trading

The Corporation engages in trading activities in the ordinary course of business at its subsidiaries, BPPR and Popular Securities. Popular Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail brokerage business, and purchases and sales of U.S. Government and government sponsored securities with the objective of realizing gains from expected short-term price movements. BPPR’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities classified as “trading” and hedging the related market risk with “TBA” (to-be-announced) market transactions. The objective is to derive spread income from the portfolio and not to benefit from short-term market movements. In addition, BPPR uses forward contracts or TBAs to hedge its securitization pipeline. Risks related to variations in interest rates and market volatility are hedged with TBAs that have characteristics similar to that of the forecasted security and its conversion timeline.

At March 31, 2018, the Corporation held trading securities with a fair value of $42 million, representing approximately 0.1% of the Corporation’s total assets, compared with $34 million and 0.1%, respectively, at December 31, 2017. As shown in Table 18, the trading portfolio consists principally of mortgage-backed securities relating to BPPR’s mortgage activities described above, which at March 31, 2018 were investment grade securities. As of March 31, 2018, the trading portfolio also included $9 million in U.S. Treasury securities and $0.2 million in Puerto Rico government obligations ($0.3 million and $0.2 million as of December 31, 2017, respectively). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $0.2 million and $0.3 million for the quarters ended March 31, 2018 and March 31, 2017, respectively. Table 18 provides the composition of the trading portfolio at March 31, 2018 and December 31, 2017.

Table 18 - Trading Portfolio

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$28,915	5.41%	$29,280	5.40%
U.S. Treasury securities	9,251	1.65	261	1.31
Collateralized mortgage obligations	488	5.72	529	5.74
Puerto Rico government obligations	165	0.27	159	0.28
Interest-only strips	519	12.31	529	12.58
Other [2]	3,048	2.83	3,168	2.43

Total	$42,386	4.11%	$33,926	5.18%

[1]	Not on a taxable equivalent basis.
[2]	Includes trading derivatives for the period ended March 31, 2018.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.2 million for the last week in March 2018. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The Corporation currently measures at fair value on a recurring basis its trading debt securities, debt securities available-for-sale, certain equity securities, derivatives, mortgage servicing rights and contingent consideration. Occasionally, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.

The fair value of assets and liabilities may include market or credit related adjustments, where appropriate. During the quarter ended March 31, 2018, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $344 thousand recorded in the other operating income and interest expense captions of the Consolidated Statement of Operations, which consisted of a loss of $315 thousand resulting from the Corporation’s own credit standing adjustment and a loss of $29 thousand from the assessment of the counterparties’ credit risk.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 24 to the Consolidated Financial Statements for information on the Corporation’s fair value measurement required by the applicable accounting standard. At March 31, 2018, approximately $ 10.5 billion, or 98%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury notes, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 1 million at March 31, 2018. These Level 3 assets consisted of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity.

Refer to Note 31 to the Consolidated Financial Statements in the 2017 Form 10-K for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value. Also, refer to the Critical Accounting Policies / Estimates in the 2017 Form 10-K for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2018, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance. In addition, during the quarter ended March 31, 2018, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers for its investment securities.

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

On January 23, 2017, the Corporation’s Board of Directors approved an increase in the Company’s quarterly common stock dividend from $0.15 per share to $0.25 per share. During the quarter ended March 31, 2018, the Corporation declared dividends on its common stock of $ 25.5 million. During the first quarter of 2017, the Corporation completed a $75 million privately negotiated accelerated share repurchase transaction. Refer to additional information on Note 18 – Stockholder’s equity.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 81% of the Corporation’s total assets at March 31, 2018 and 80% at December 31, 2017. The ratio of total ending loans to deposits was 66% at March 31, 2018, compared to 70% at December 31, 2017. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2018, these borrowings consisted primarily of $ 380 million in assets sold under agreement to repurchase, $844 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $447 million in term notes (net of debt issuance cost) issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, unpledged investment securities, mortgage loan securitization, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Board (the “FRB”), and has a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities.

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

During the quarter ended March 31, 2018, BPPR declared cash dividends of $23 million, a portion of which was used by Popular, Inc. for the payments of the cash dividends on its outstanding common stock.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 12 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 32.3 billion, or 87% of total deposits, at March 31, 2018, compared with $30.9 billion, or 87% of total deposits, at December 31, 2017. Core deposits financed 76% of the Corporation’s earning assets at March 31, 2018, compared with 76% at December 31, 2017.

Certificates of deposit with denominations of $100,000 and over at March 31, 2018 totaled $ 4.3 billion, or 12% of total deposits (December 31, 2017 - $4.1 billion, or 11% of total deposits). Their distribution by maturity at March 31, 2018 is presented in the table that follows:

Table 19 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,709,018
3 to 6 months	512,426
6 to 12 months	670,995
Over 12 months	1,443,170

Total	$4,335,609

At March 31, 2018 and December 31, 2017, approximately 1% of the Corporation’s assets were financed by brokered deposits. The Corporation had $ 0.6 billion in brokered deposits at March 31, 2018 (December 31, 2017 - $0.5 billion). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2018 the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.8 billion, based on assets pledged with the FHLB at those dates (December 31, 2017 - $3.9 billion). Outstanding borrowings under these credit facilities totaled $844 million at March 31, 2018 and $726 million at December 31, 2017. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At March 31, 2018 the credit facilities authorized with the FHLB were collateralized by $4.8 billion in loans held-in-portfolio (December 31, 2017 - $4.9 billion). Refer to Note 16 to the Consolidated Financial Statements for additional information on the terms of FHLB advances outstanding.

At March 31, 2018 and December 31, 2017, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.1 billion, which remained unused as of both dates. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At March 31, 2018, this credit facility with the Fed was collateralized by $2.1 billion of loans held-in-portfolio (December 31, 2017 - $2.0 billion).

At March 31, 2018, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

During the quarter ended March 31, 2018, PIHC received $23 million in dividends from BPPR and $2.0 million in dividends from its non-banking subsidiaries.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the quarter ended March 31, 2018, the Corporation declared quarterly dividends on its outstanding common stock of $0.25 per share, for a total of $ 25.5 million. Refer to additional information on Note 18– Stockholder’s equity. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $ 0.9 million for the quarter ended March 31, 2018.

The BHC’s have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries, however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings. The Corporation’s principal credit ratings are below “investment grade”, which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

Note 35 to the Consolidated Financial Statements provides a statement of condition, of operations and of cash flows for the two BHC’s. The loans held-in-portfolio in such financial statements is principally associated with intercompany transactions.

The outstanding balance of notes payable at the BHC’s amounted to $887 million at March 31, 2018, compared with $886 million at December 31, 2017. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at March 31, 2018 are presented in Table 20.

Table 20 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2018	$—
2019	447,394
2020	—
2021	—
2022	—
Later years	439,357

Total	$886,751

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended March 31, 2018.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Non-banking subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injection and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings from their holding companies, BPPR or PB.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities, amounted to $3.1 billion at March 31, 2018 and $3.2 billion at December 31, 2017. A substantial portion of these debt securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $12 million in deposits at March 31, 2018 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $45 million at March 31, 2018. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 33 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which continues to be in a severe economic and fiscal crisis and was significantly impacted by two major hurricanes in September 2017.

Hurricanes Impact

During the month of September 2017, Hurricanes Irma and Maria, two major hurricanes, caused extensive destruction in Puerto Rico, disrupting the primary market in which BPPR does business. Most relevant, Hurricane Maria made landfall on September 20, 2017, causing severe wind and flood damage to infrastructure, homes and businesses throughout Puerto Rico. Following the passage of Hurricane Maria, all Puerto Rico was left without electric power and other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed. The hurricanes caused significant disruption to the island’s economic activity. Most business establishments, including retailers and wholesalers, financial institutions, manufacturing facilities and hotels, were closed for several days.

Puerto Rico was declared a disaster zone by President Trump due to the impact of the hurricanes, thus making it eligible for Federal assistance. Federal, state and local governments have carried out a significant recovery operation since the impact of the hurricanes, including efforts related to debris removal, repair or replacement of damaged facilities, homes and infrastructure, and restoration of water and electricity services. As of the date of this report, electricity and water services have been restored to the vast majority of the clients of the Commonwealth’s electric and water utilities, but the electric system remains frail. Electronic transactions, a significant source of revenue for BPPR, declined significantly in the months following the hurricanes as a result of the lack of power and telecommunication services, but have already returned to pre-hurricane levels. Several reports indicate that the hurricanes have also accelerated the outmigration trends that Puerto Rico was experiencing, with many residents moving to the mainland United States, either on a temporary or permanent basis.

The damages caused by the hurricanes are substantial and are expected to have, at least in the short-term, a material adverse impact on economic activity in Puerto Rico. As further discussed below, the Certified Fiscal Plan (as defined below) estimates a 13.2% decrease in real gross national product (“GNP”) in fiscal year 2018 (July 2017-June 2018), as well as a decrease in the government’s tax revenues. It is still, however, too early to fully assess and quantify the extent of the damage caused by the hurricanes, as well as their long-term impact on economic activity.

Fiscal and Economic Crisis

Even before the hurricanes, the Commonwealth was experiencing a severe fiscal and economic crisis resulting from continuing economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. The Commonwealth’s deficits were historically covered with bond financings, loans from Government Development Bank for Puerto Rico (“GDB”), and other extraordinary one-time revenue measures, as well through the deferment of the cost of certain legacy obligations, such as pensions.

Notwithstanding the implementation of a number of extraordinary measures aimed at increasing revenues, reducing expenditures, and managing the government’s liquidity, the Commonwealth’s structural imbalance between revenue and expenditure and its unfunded legacy obligations, coupled with the Commonwealth’s inability to access the capital markets, eventually resulted in the Commonwealth and certain of its instrumentalities being unable to pay scheduled debt payments while continuing to provide government services. A moratorium on most debt service payments has been in place since 2016 and, as further discussed below, the Commonwealth and several of its instrumentalities are currently pursuing debt restructuring proceedings under Titles III or VI of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”).

Following the hurricanes, the Commonwealth and its instrumentalities have had to incur significant extraordinary expenditures, while experiencing a decrease in tax and other revenues. The Commonwealth’s municipalities are also facing similar challenges. Such circumstances have aggravated the enduring fiscal and economic crisis and have further strained the liquidity of certain government entities, notwithstanding the receipt of significant Federal assistance. The government announced earlier this year that it would need to obtain loans from the Federal government in order to continue financing the recovery efforts and to provide necessary, interim support to the Puerto Rico Electric Power Authority (“PREPA”) and the Puerto Rico Aqueduct and Sewer Authority (“PRASA”). Furthermore, in January 2018, the Legislative Assembly enacted legislation to authorize the government to make loans of up to $550 million and $80 million to PREPA and PRASA, respectively, in order to cover the expected liquidity shortfalls of such entities, which provide essential electric power and water services to the residents of Puerto Rico. On February 19, 2018, the federal judge presiding over the pending debt restructuring proceedings under Title III of PROMESA (further discussed below) authorized PREPA to obtain a $300 million emergency loan from the Commonwealth, a significant portion of which has already been repaid. The purpose of such loan was to provide temporary liquidity relief to PREPA to allow for recovery efforts to continue and prevent further service interruptions. The Oversight Board and the Government anticipate that the Government will need to implement a number of additional extraordinary measures to address its many challenges, some of which are described below under “Fiscal Plans.”

Economic Performance

Puerto Rico entered into recession in the fourth quarter of fiscal year 2006. Puerto Rico’s GNP has thereafter contracted in real terms every year between fiscal year 2007 and fiscal year 2016 (inclusive), with the exception of growth of 0.5% in fiscal year 2012 (likely as a result of the large amount of governmental stimulus and deficit spending in that fiscal year). The last Puerto Rico Planning Board estimates, released in April 2017 (before the impact of the hurricanes), projected GNP to further contract by 1.7% and 1.5% during fiscal years 2017 and 2018, respectively. The latest Economic Activity Index issued by GDB, which is an indicator of general economic activity and not a direct measurement of GNP, reflected a 2.1% reduction in the average for fiscal year 2017, compared to the prior fiscal year. During the first six months of fiscal year 2018 (July 2017-December 2017), the Economic Activity Index reflected a 9.4% average reduction compared to the corresponding figure for fiscal year 2017.

As discussed above, Hurricanes Irma and Maria have had a material adverse impact on economic activity that is likely to be reflected in further reductions to GNP and the Economic Activity Index during fiscal year 2018. The Puerto Rico economy could also be adversely impacted as a result of the enactment by the U.S. Congress of the Tax Cuts and Jobs Act of 2017, which imposes a 12.5% tax on income generated from patents and licenses held by companies outside of the United States, including those operating in Puerto Rico. Such new tax could affect Puerto Rico’s ability to attract or retain foreign corporations engaged in manufacturing, a dominant sector in the Puerto Rico economy. Considering these factors, the Certified Fiscal Plan estimates a 13.2% contraction in real GNP for fiscal year 2018.

Enactment of PROMESA

PROMESA, which was enacted by the Federal government in June 2016, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its instrumentalities, and municipalities. On August 2016, President Obama appointed the seven voting members of the Oversight Board. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years.

The Oversight Board has designated the Commonwealth and all of its instrumentalities as “covered entities” under PROMESA. None of the Commonwealth’s municipalities, however, have been designated as covered entities as of the date of this report. Such designation has several implications under PROMESA. First, it means that the Governor has to submit such entity’s annual budgets and, if the Oversight Board so requests, its fiscal plans, to the Oversight Board for its review and approval. Second, covered entities may not issue debt or guarantee, exchange, modify, repurchase, redeem, or enter into similar transactions with respect to their debts without the prior approval of the Oversight Board. Finally, they could also potentially be eligible to use the restructuring processes provided by PROMESA. One of such restructuring processes, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agrees, that agreement can bind all other creditors in such category. The other one, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board. Access to either of these procedures is dependent on compliance with certain requirements established in PROMESA, including the approval of the Oversight Board.

Fiscal Plans

Commonwealth Fiscal Plan. As required by PROMESA, the government submitted a fiscal plan to the Oversight Board, which the Oversight Board certified, with certain amendments, on March 2017 (the “Original Fiscal Plan”). The Original Fiscal Plan, covering the Commonwealth and several of its instrumentalities, estimated that, absent the revenue enhancing and expense reduction measures set forth therein and assuming the payment of debt service as contracted, the Commonwealth’s 10-year budget gap would reach approximately $66.9 billion. Assuming the successful implementation of all measures set forth therein, the Original Fiscal Plan projected that the Commonwealth and the other entities covered by the fiscal plan would only have $7.8 billion available for the payment of debt service during said 10-year period (compared to $35 billion of contractual debt service), thus recognizing the need for significant debt restructuring and/or write downs.

As a result of the aftermath of Hurricanes Irma and Maria, on October 31, 2017, the Oversight Board requested that the government prepare a new fiscal plan (i) revising macroeconomic driver effects on revenue and expenses, (ii) adapting fiscal/structural reform measures and schedule based on feasibility and recovery timeline, and (iii) integrating recovery funds and reimbursement timing with the capital plan. The government submitted several drafts of proposed fiscal plans to the Oversight Board from January through April 2018. The Oversight Board issued various notices of violation to the Government providing that the proposed fiscal plans did not comply with the requirements of PROMESA and including required revisions, some of which the Government included in subsequent submissions. As permitted under PROMESA, however, the Oversight Board ultimately developed and certified its own fiscal plan for Puerto Rico (the “Certified Fiscal Plan”). As further discussed below, the Governor and legislative leaders have publicly announced that they are in disagreement with, and do not intend to implement, certain of the measures included in the Certified Fiscal Plan.

The Certified Fiscal Plan, which covers a 6-year period, estimates a 13.2% contraction in real GNP during fiscal year 2018, followed by 5 years of economic growth. It also projects that the Commonwealth will have a cash flow surplus of approximately $6.7 billion over such period, assuming the implementation of all measures included therein and excluding the payment of any debt service (compared to a $4.8 billion cash flow surplus projected by the Original Fiscal Plan for the same period, excluding the payment of debt service) due to revenues buoyed by a positive macroeconomic trajectory resulting from significant disaster relief funding stimulus, as well as federal Medicaid funding.

The Certified Fiscal Plan includes illustrative estimates of the implied debt capacity of the Commonwealth and the instrumentalities covered by the plan, based on a range of interest rates and assuming a 30-year term. Such estimates reaffirm the need for significant debt restructuring and/or write-downs. The Certified Fiscal Plan does not take any position as to the allocation of debt repayments to any particular class of creditors. Finally, the Certified Fiscal Plan requires the Government to implement a number of structural and fiscal reforms. Such reforms include a labor reform that contemplates significant reductions in statutorily required employee benefits and a 10% reduction in pension benefits to retired Government employees. The Government has stated that it does not intend to implement these two reforms, and it is currently unknown whether the Oversight Board will seek judicial intervention to require such implementation. Other reforms contemplated by the Certified Fiscal Plan include energy sector, infrastructure, tax and healthcare reforms, among others.

The Certified Fiscal Plan does not contemplate a restructuring of the debt of Puerto Rico’s municipalities. It does, however, contemplate the gradual reduction of budgetary subsidies provided to municipalities, which constitute a material portion of the operating revenues of certain municipalities. In fiscal year 2018, the total appropriations to municipalities were reduced to $220, a $150 million (or 40%) reduction from the prior fiscal year. The Certified Fiscal Plan contemplates that such subsidies will be further reduced by 20% each fiscal year, up to an 80% aggregate reduction by fiscal year 2023. Pursuant to the Certified Fiscal Plan, the reduction in municipal subsidies could be partially offset by the consolidation of services across municipalities, a property tax reform, and enhanced property tax collections. The Certified Fiscal Plan is publicly available at the Oversight Board’s website.

Other Fiscal Plans. Pursuant to PROMESA, in 2017, the Oversight Board also requested and certified fiscal plans for (i) GDB, (ii) Puerto Rico Highways and Transportation Authority (“HTA”), (iii) PREPA, (iv) PRASA and (v) the Public Corporation for the Supervision and Insurance of Cooperatives. All such fiscal plans reflected that the applicable government entity is unable to pay its financial obligations in full, thus recognizing the need for debt relief. Moreover, following the hurricanes, the Oversight Board requested that the government submit new fiscal plans for such entities. The Oversight Board certified revised fiscal plans for GDB, HTA, PREPA, PRASA and the University of Puerto Rico on April 20, 2018, all of which reaffirm the need for significant debt restructuring. The fiscal plans certified by the Oversight Board for such entities (other than GDB) include amendments introduced by the Oversight Board to the draft fiscal plans that were submitted by the Government. PREPA’s certified fiscal plan assumes changes to the treatment of the municipal contribution in lieu of taxes, which could result in increased electricity expenses for municipalities.

GDB’s new certified fiscal plan contemplates the wind-down of GDB’s operations and the distribution of the cash flows of GDB’s loan portfolio among its creditors (including depositors). Pursuant to the Restructuring Support Agreement, dated May 15, 2017, as amended, entered into by and among GDB and a significant portion of its financial creditors (the “GDB RSA”), GDB noteholders and municipal depositors would be eligible to exchange their claims against GDB for new bonds to be issued by a new government entity and which would have an upfront exchange ratio of 55%. The new bonds would be payable from payments received in respect of certain assets to be transferred by GDB to such new government entity (consisting largely of municipal loans). The legality of the modification of GDB’s financial obligations outlined in the GDB RSA is currently being challenged in court by certain dissenting municipalities with deposits in GDB.

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

On July 12, 2017, the Oversight Board conditionally authorized GDB to pursue the modification of its financial obligations outlined in the GDB RSA pursuant to Title VI of PROMESA. However, the GDB RSA has since been amended and the revised agreement is pending approval by the Oversight Board.

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

At March 31, 2018 and December 31, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $ 481 million and $484 million, respectively, which is fully outstanding at March 31, 2018 and December 31, 2017. Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $ 434 million consists of loans and $ 47 million are securities ($435 million and $49 million, respectively, at December 31, 2017). All of the amount outstanding at March 31, 2018 and December 31, 2017 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2018, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. Although the Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and contingencies.

In addition, at March 31, 2018, the Corporation had $382 million in indirect exposure to loans or securities issued or guaranteed by Puerto Rico governmental entities, but whose principal source of repayment are non-governmental entities. In such obligations, the Puerto Rico governmental entity guarantees any shortfall in collateral in the event of borrower default ($386 million at December 31, 2017). These included $306 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2017—$310 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serves to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of HFA, he has not exercised this power as of the date hereof. Also, at March 31, 2018, the Corporation had $44 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, $7 million in pass-through securities that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $25 million of commercial real estate notes issued by government entities, but payable from rent paid by private parties ($44 million, $7 million and $25 million December 31, 2017, respectively).

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the government. These borrowers could be negatively affected by the fiscal measures to be implemented to address the Commonwealth’s fiscal crisis and the ongoing Title III proceedings under PROMESA described above. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to current and former government employees which could also be negatively affected by fiscal measures such as employee layoffs or furloughs or reductions in pension benefits.

BPPR also has a significant amount of deposits from the Commonwealth, its instrumentalities, and municipalities. The amount of such deposits may fluctuate depending on the financial condition and liquidity of such entities, as well as on the ability of BPPR to maintain these customer relationships.

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

At March 31, 2018, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $80 million, of which approximately $72 million is outstanding (compared to $82 million and $73 million, respectively, at December 31, 2017). Of the amount outstanding, approximately (i) $43 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $15 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $43 million, $14 million and $16 million, respectively, at December 31, 2017).

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.4 billion of residential mortgages and $87 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2018 (compared to $1.7 billion and $88 million, respectively, at December 31, 2017).

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 21.

On June 30, 2015, the shared-loss arrangement under the commercial loss share agreement with the FDIC related to the loans acquired from Westernbank as part of the FDIC assisted transaction in 2010 expired. Loans and OREO’s that remain covered under the terms of the single-family loss share agreement continue to be presented as covered assets in the accompanying tables and credit metrics as of March 31, 2018.

Because of the application of ASC Subtopic 310-30 to the Westernbank acquired loans and the loss protection provided by the FDIC which limits the risks on the covered loans, the Corporation has determined to provide certain quality metrics in this MD&A that exclude such covered loans to facilitate the comparison between loan portfolios and across periods. The Corporation believes the inclusion of these loans in certain asset quality ratios in the numerator or denominator (or both) would result in a distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the non-accretable balance, the net charge-off ratio including the acquired loans is lower for the single-family loan portfolios which includes covered loans. The inclusion of these loans in the asset quality ratios could result in a lack of comparability across periods and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Corporation believes that the presentation of asset quality measures, excluding covered loans and related amounts from both the numerator and denominator, provides a better perspective into underlying trends related to the quality of its loan portfolio.

The first quarter of 2018 metrics reflect higher inflows into NPLs and total non-performing loans, largely attributed to the end of the payment moratorium granted to certain consumer and commercial borrowers as a result of the 2017 hurricanes. The Corporation continues to monitor credit quality trends given the uncertainties that remain regarding the full effect of the hurricanes on its loan portfolios and the pace of recovery in Puerto Rico from the impact of the storms.

Non-performing assets, excluding covered loans and OREO, increased by $40 million when compared with December 31, 2017, mainly attributed to higher Puerto Rico mortgage NPLs of $51 million, primarily due to certain customers still being evaluated for post-moratorium loss mitigation options, partially offset by lower Puerto Rico mortgage OREOs of $19 million, mainly related to sales activity and reduced foreclosure activity due to the moratorium.

At March 31, 2018, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $500 million in the Puerto Rico operations and $30 million in the U.S. operations. These figures compare to $449 million in the Puerto Rico operations and $36 million in the U.S. operations at December 31, 2017. In addition to the non-performing loans included in Table 21. at March 31, 2018, there were $184 million of non-covered performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $155 million at December 31, 2017.

Table 21 - Non-Performing Assets

	March 31, 2018				December 31, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category [4]	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category [4]
Commercial	$157,132	$1,147	$158,279	1.4%	$161,226	$3,839	$165,065	1.4%
Construction	4,293	—	4,293	0.5	—	—	—	—
Legacy[1]	—	3,137	3,137	10.1	—	3,039	3,039	9.2
Leasing	3,957	—	3,957	0.5	2,974	—	2,974	0.4
Mortgage	357,967	11,647	369,614	5.2	306,697	14,852	321,549	4.4
Consumer	50,167	17,349	67,516	1.8	40,543	17,787	58,330	1.5

Total non-performing loans held-in-portfolio, excluding covered loans	573,516	33,280	606,796	2.5%	511,440	39,517	550,957	2.3%
Non-performing loans held-for-sale [2]	—	—	—		—	—	—
Other real estate owned (“OREO”), excluding covered OREO	149,919	3,142	153,061		167,253	2,007	169,260

Total non-performing assets, excluding covered assets	$723,435	$36,422	$759,857		$678,693	$41,524	$720,217
Covered loans and OREO [3]	18,928	—	18,928		22,948	—	22,948

Total non-performing assets	$742,363	$36,422	$778,785		$701,641	$41,524	$743,165

Accruing loans past due 90 days or more[5] [6]	$1,129,792	$—	$1,129,792		$1,225,149	$—	$1,225,149

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.23	0.52	2.52%		2.83	0.64	2.27%
Allowance for loan losses to loans held-in-portfolio	3.01	1.16	2.52		2.87	1.16	2.43
Allowance for loan losses to non-performing loans, excluding held-for-sale	93.04	220.47	100.03		101.30	182.40	107.12

Ratios including covered loans:
Non-performing assets to total assets	2.06	0.38	1.70%		2.03	0.43	1.68%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.16	0.52	2.48		2.77	0.64	2.23
Allowance for loan losses to loans held-in-portfolio	3.11	1.16	2.60		2.96	1.16	2.51
Allowance for loan losses to non-performing loans, excluding held-for-sale	98.28	220.47	104.95		107.10	182.40	112.47

HIP	= “held-in-portfolio”
[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.
[2]	There were no non-performing loans held-for-sale as of March 31, 2018 and December 31, 2017.
[3]	The amount consists of $4 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $15 million in covered OREO as of March 31, 2018 (December 31, 2017 - $3 million and $20 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $515 million in covered loans at March 31, 2018 (December 31, 2017 - $517 million).
[5]	The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $274 million at March 31, 2018 (December 31, 2017 - $272 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $194 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2018 (December 31, 2017 - $178 million). These balances also include approximately $535 million of loans rebooked due to a repurchase option with GNMA liability (December 31, 2018—$840 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. The Corporation has approximately $57 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2017 - $58 million).
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

Accruing loans past due 90 days or more are composed primarily of credit cards, residential mortgage loans insured by FHA / VA, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of the issuer with an offsetting liability. As of March 31, 2018, and December 31, 2017, loans past due 90 days or more include approximately $535 million and $840 million, respectively, in loans previously pooled into GNMA securities with a buy-back option. While the borrowers for our serviced GNMA portfolio benefited from the loan payment moratorium as part of the hurricane relief efforts, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements.

In consumer lending, delinquencies are near pre-hurricane levels except for the credit cards portfolio, which has experienced an increase in delinquency partly related to some customer balances becoming over-limit due to interest accumulated during the payment moratorium period. As a result of the interest accumulation, the minimum payment for these customers has increased as the Corporation requires payments to bring the balance to the approved limit. Open-end consumer loans are charged off when these become 180 days in arrears.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $7.6 billion at March 31, 2018, of which $2.0 billion was secured with owner occupied properties, compared with $7.6 billion and $2.1 billion, respectively, at December 31, 2017. CRE non-performing loans, excluding covered loans, amounted to $121 million at March 31, 2018, compared with $124 million at December 31, 2017. The CRE non-performing loans ratios for the BPPR and U.S. segments were 2.80% and 0.02%, respectively, at March 31, 2018, compared with 2.77% and 0.10%, respectively, at December 31, 2017.

For the quarter ended March 31, 2018, total non-performing loan inflows, excluding consumer loans, increased by $9 million, or 8%, when compared to the inflows for the same quarter in 2017. Inflows of non-performing loans held-in-portfolio at the BPPR segment increased by $12 million, or 10%, compared to the inflows for the first quarter of 2017, mostly related to higher mortgage inflows of $26 million, prompted by the end of the payment moratorium after the hurricanes. Inflows of non-performing loans held-in-portfolio at the U.S. segment decreased by $2 million, or 39%, from the same quarter in 2017, mostly driven by lower mortgage inflows of $2 million.

Table 22 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$467,923	$21,730	$489,653
Plus:
New non-performing loans	127,431	3,763	131,194
Advances on existing non-performing loans	116	4	120
Less:
Non-performing loans transferred to OREO	(5,186)	—	(5,186)
Non-performing loans charged-off	(16,263)	(264)	(16,527)
Loans returned to accrual status / loan collections	(54,629)	(9,302)	(63,931)

Ending balance NPLs	$519,392	$15,931	$535,323

Table 23 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$477,849	$18,743	$496,592
Plus:
New non-performing loans	115,749	6,108	121,857
Advances on existing non-performing loans	—	47	47
Less:
Non-performing loans transferred to OREO	(14,766)	(46)	(14,812)
Non-performing loans charged-off	(14,581)	(117)	(14,698)
Loans returned to accrual status / loan collections	(69,324)	(5,747)	(75,071)

Ending balance NPLs	$494,927	$18,988	$513,915

Table 24 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2018
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance—NPLs	$161,226	$3,839	$165,065
Plus:
New non-performing loans	15,179	680	15,859
Less:
Non-performing loans transferred to OREO	(2,674)	—	(2,674)
Non-performing loans charged-off	(4,789)	(231)	(5,020)
Loans returned to accrual status / loan collections	(11,810)	(3,141)	(14,951)

Ending balance—NPLs	$157,132	$1,147	$158,279

Table 25 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2017
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance—NPLs	$159,655	$3,693	$163,348
Plus:
New non-performing loans	33,600	1,355	34,955
Less:
Non-performing loans transferred to OREO	(3,510)	—	(3,510)
Non-performing loans charged-off	(5,153)	(46)	(5,199)
Loans returned to accrual status / loan collections	(9,115)	(1,238)	(10,353)

Ending balance—NPLs	$175,477	$3,764	$179,241

Table 26 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2018 [1]
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance—NPLs	$—	$—	$—
Plus:
New non-performing loans	4,177	—	4,177
Advances on existing non-performing loans	116	—	116

Ending balance—NPLs	$4,293	$—	$4,293

[1]	There were no non-performing construction loans at March 31, 2017.

Table 27 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance—NPLs	$306,697	$14,852	$321,549
Plus:
New non-performing loans	108,075	2,955	111,030
Less:
Non-performing loans transferred to OREO	(2,512)	—	(2,512)
Non-performing loans charged-off	(11,474)	(33)	(11,507)
Loans returned to accrual status / loan collections	(42,819)	(6,127)	(48,946)

Ending balance—NPLs	$357,967	$11,647	$369,614

Table 28 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance—NPLs	$318,194	$11,713	$329,907
Plus:
New non-performing loans	82,149	4,753	86,902
Less:
Non-performing loans transferred to OREO	(11,256)	(46)	(11,302)
Non-performing loans charged-off	(9,428)	(69)	(9,497)
Loans returned to accrual status / loan collections	(60,209)	(4,462)	(64,671)

Ending balance—NPLs	$319,450	$11,889	$331,339

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

Refer to the following table for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended March 31, 2018 and 2017.

Table 29 - Allowance for Loan Losses and Selected Loan Losses Statistics—Quarterly Activity

	Quarters ended March 31,
	2018	2018	2018	2017	2017	2017
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$590,182	$33,244	$623,426	$510,301	$30,350	$540,651
Provision (reversal) for loan losses	69,333	1,730	71,063	42,057	(1,359)	40,698

	659,515	34,974	694,489	552,358	28,991	581,349

Charge-offs:
BPPR
Commercial	6,789	—	6,789	11,071	—	11,071
Construction	(48)	—	(48)	3,587	—	3,587
Leases	2,513	—	2,513	1,341	—	1,341
Mortgage	13,791	1,446	15,237	14,983	1,231	16,214
Consumer	28,372	2	28,374	21,812	93	21,905

Total BPPR charge-offs	51,417	1,448	52,865	52,794	1,324	54,118

Popular U.S.
Commercial	8,396	—	8,396	70	—	70
Legacy[1]	157	—	157	41	—	41
Mortgage	82	—	82	106	—	106
Consumer	6,316	—	6,316	4,733	—	4,733

Total Popular U.S. charge-offs	14,951	—	14,951	4,950	—	4,950

Popular, Inc.
Commercial	15,185	—	15,185	11,141	—	11,141
Construction	(48)	—	(48)	3,587	—	3,587
Leases	2,513	—	2,513	1,341	—	1,341
Legacy	157	—	157	41	—	41
Mortgage	13,873	1,446	15,319	15,089	1,231	16,320
Consumer	34,688	2	34,690	26,545	93	26,638

Total charge-offs	66,368	1,448	67,816	57,744	1,324	59,068

Recoveries:
BPPR
Commercial	2,846	—	2,846	8,433	—	8,433
Construction	160	—	160	3,731	—	3,731
Leases	520	—	520	528	—	528
Mortgage	547	82	629	1,428	103	1,531
Consumer	6,117	2	6,119	5,729	1	5,730

Total BPPR recoveries	10,190	84	10,274	19,849	104	19,953

Popular U.S.
Commercial	1,566	—	1,566	533	—	533
Legacy[1]	488	—	488	529	—	529
Mortgage	386	—	386	210	—	210
Consumer	1,191	—	1,191	990	—	990

Total Popular U.S. recoveries	3,631	—	3,631	2,262	—	2,262

Popular, Inc.
Commercial	4,412	—	4,412	8,966	—	8,966
Construction	160	—	160	3,731	—	3,731
Leases	520	—	520	528	—	528
Legacy	488	—	488	529	—	529

Mortgage	933	82	1,015	1,638	103	1,741
Consumer	7,308	2	7,310	6,719	1	6,720

Total recoveries	13,821	84	13,905	22,111	104	22,215

Net charge-offs (recoveries):
BPPR
Commercial	3,943	—	3,943	2,638	—	2,638
Construction	(208)	—	(208)	(144)	—	(144)
Leases	1,993	—	1,993	813	—	813
Mortgage	13,244	1,364	14,608	13,555	1,128	14,683
Consumer	22,255	—	22,255	16,083	92	16,175

Total BPPR net charge-offs	41,227	1,364	42,591	32,945	1,220	34,165

Popular U.S.
Commercial	6,830	—	6,830	(463)	—	(463)
Legacy[1]	(331)	—	(331)	(488)	—	(488)
Mortgage	(304)	—	(304)	(104)	—	(104)
Consumer	5,125	—	5,125	3,743	—	3,743

Total Popular U.S. net charge-offs	11,320	—	11,320	2,688	—	2,688

Popular, Inc.
Commercial	10,773	—	10,773	2,175	—	2,175
Construction	(208)	—	(208)	(144)	—	(144)
Leases	1,993	—	1,993	813	—	813
Legacy	(331)	—	(331)	(488)	—	(488)
Mortgage	12,940	1,364	14,304	13,451	1,128	14,579
Consumer	27,380	—	27,380	19,826	92	19,918

Total net charge-offs	52,547	1,364	53,911	35,633	1,220	36,853

Balance at end of period	$606,968	$33,610	$640,578	$516,725	$27,771	$544,496

Specific ALLL	$117,015	$—	$117,015	$118,072	$—	$118,072

General ALLL	$489,953	$33,610	$523,563	$398,653	$27,771	$426,424

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	0.90%	0.90%	0.63%	0.63%
Provision for loan losses to net charge-offs	1.32	x	1.32	x	1.18	x	1.10	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2018 and 2017.

Table 30 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-Covered Loans)

	Quarter ended March 31, 2018			Quarter ended March 31, 2017
	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Commercial	0.22%	0.64%	0.38%	0.15%	(0.05)%	0.08%
Construction	(0.87)	—	(0.09)	(0.65)	—	(0.07)
Leases	0.97	—	0.97	0.46	—	0.46
Legacy	—	(4.12)	(4.12)	—	(4.48)	(4.48)
Mortgage	0.91	(0.17)	0.80	0.93	(0.05)	0.81
Consumer	2.68	4.37	2.89	1.99	3.11	2.13

Total annualized net charge-offs to average loans held-in-portfolio	0.96%	0.72%	0.90%	0.77%	0.19%	0.63%

Net charge-offs, excluding covered loans, for the quarter ended March 31, 2018, increased by $16.9 million, when compared to the same quarter in 2017. Increase from 2017 was mainly driven higher U.S. commercial and P.R. consumer net charge-offs of $7.3 million and $6.2 million, respectively. The U.S. operations commercial net charge-offs increase was mostly related to its taxi medallion portfolio.

Table 31 - Composition of ALLL

March 31, 2018
(Dollars in thousands)	Commercial	Construction	Legacy[2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$45,028	$474	$—	$448	$46,915	$24,150	$117,015
Impaired loans [1]	$352,064	$4,293	$—	$1,361	$519,922	$103,583	$981,223
Specific ALLL to impaired loans [1]	12.79%	11.04%	—%	32.92%	9.02%	23.31%	11.93%
General ALLL	$191,353	$9,275	$652	$12,464	$111,113	$165,096	$489,953
Loans held-in-portfolio, excluding impaired loans [1]	$11,116,443	$889,098	$31,167	$837,022	$6,544,722	$3,688,262	$23,106,714
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.72%	1.04%	2.09%	1.49%	1.70%	4.48%	2.12%
Total ALLL	$236,381	$9,749	$652	$12,912	$158,028	$189,246	$606,968
Total non-covered loans held-in-portfolio [1]	$11,468,507	$893,391	$31,167	$838,383	$7,064,644	$3,791,845	$24,087,937
ALLL to loans held-in-portfolio [1]	2.06%	1.09%	2.09%	1.54%	2.24%	4.99%	2.52%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2018, the general allowance on the covered loans amounted to $33.6 million.

Table 32 - Composition of ALLL

December 31, 2017
(Dollars in thousands)	Commercial	Construction	Legacy[2]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$36,982	$—	$—	$475	$48,832	$22,802	$109,091
Impaired loans [1]	$323,455	$—	$—	$1,456	$518,275	$104,237	$947,423
Specific ALLL to impaired loans [1]	11.43%	—%	—%	32.62%	9.42%	21.88%	11.51%
General ALLL	$178,683	$8,362	$798	$11,516	$114,790	$166,942	$481,091
Loans held-in-portfolio, excluding impaired loans [1]	$11,165,406	$880,029	$32,980	$808,534	$6,752,132	$3,706,290	$23,345,371
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.60%	0.95%	2.42%	1.42%	1.70%	4.50%	2.06%
Total ALLL	$215,665	$8,362	$798	$11,991	$163,622	$189,744	$590,182
Total non-covered loans held-in-portfolio [1]	$11,488,861	$880,029	$32,980	$809,990	$7,270,407	$3,810,527	$24,292,794
ALLL to loans held-in-portfolio [1]	1.88%	0.95%	2.42%	1.48%	2.25%	4.98%	2.43%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.
[3]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2017, the general allowance on the covered loans amounted to $33.2 million.

Non-covered loans portfolio

At March 31, 2018, the allowance for loan losses, increased by $17 million when compared with December 31, 2017, mostly driven by an increase in the BPPR segment of $15 million.

At March 31, 2018, the allowance for loan losses at the BPPR segment increased by $15 million to $534 million, or 3.01% of non-covered loans held-in-portfolio, compared with $518 million, or 2.87% of non-covered loans held-in-portfolio, at December 31, 2017.

The increase was mostly driven by an increase in the allowance with respect to a single commercial borrower, in part offset by a downward adjustment to the estimated losses associated with Hurricane María of $7.5 million. The allowance for the BPPR segment continued to carry qualitative reserves to address the uncertainties that remain with respect to the full impact of the 2017 hurricanes over our loan portfolios due to their unprecedented nature and the effects of the payment moratorium. Management will continue to carefully assess and review the exposure of the portfolios to hurricane-related factors, economic trends and their effect on credit quality as conditions continue to evolve. The ratio of the allowance to non-performing loans held-in-portfolio was 93.0% at March 31, 2018, compared with 101.3% at December 31, 2017.

The U.S. operation continued to reflect strong growth and favorable credit quality metrics, except in the case of its taxi medallion portfolio acquired from the FDIC in the assisted sale of Doral Bank, which continues to reflect the pressure on medallion collateral values, particularly in the New York City metro area. At March 31, 2018, the allowance for loan losses at the U.S. segment increased slightly by $1 million to $73 million, or 1.16% of loans held-in-portfolio, compared with $72 million, or 1.16% of loans held-in-portfolio, at December 31, 2017. The allowance for loans losses for the U.S. taxi medallion portfolio increased by $12 million, in part offset by total net charge-offs of $7.6 million during the first quarter of 2018, mostly related to the taxi portfolio. The ratio of the allowance to non-performing loans held-in-portfolio at the U.S. segment was 220.47% at March 31, 2018, compared with 182.40% at December 31, 2017.

Covered loans portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $34 million at March 31, 2018, compared to $33 million at December 31, 2017.

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

Troubled debt restructurings

The Corporation’s TDR loans, excluding covered loans, amounted to $1.3 billion at March 31, 2018, increasing by $84 million, or approximately 7%, from December 31, 2017. TDRs in accruing status increased by $73 million from December 31, 2017, while non-accruing TDRs increased by $11 million. The increase in accrual TDRs was mostly prompted by two commercial relationships in the BPPR commercial portfolio.

Refer to Note 8 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The tables that follow present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2018 and December 31, 2017.

Table 33 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

March 31, 2018
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	121	$293,164	32%
Construction	1	4,293	100

[1]	Based on outstanding balance of total impaired loans.

December 31, 2017
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	112	$267,302	30%

[1]	Based on outstanding balance of total impaired loans.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2017 Form 10-K.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A - Risk Factors” in our 2017 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors below and in our 2017 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2017 Form 10-K.

The risks described in our 2017 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. During the quarter ended March 31, 2018, the Corporation used shares reissued from treasury stock to make grants under the Plan. As of March 31, 2018 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

10.1	Form of Popular, Inc. 2018 Long-Term Equity Incentive Award and Agreement(1)

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: May 10, 2018	By:	/s/ Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: May 10, 2018	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller