Form 10-Q
period 2018-06-30
POPULAR INC
filed 2018-08-07
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 102,318,442 shares outstanding as of August 3, 2018.

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

•

the ability to successfully integrate the auto finance business acquired from Wells Fargo, as well as unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during the due diligence investigation of the business or that are not subject to indemnification or reimbursement, and risks that the business may suffer as a result of the transaction, including due to adverse effects on relationships with customers, employees and service providers;

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$400,568	$402,857

Money market investments:
Time deposits with other banks	8,628,442	5,255,119

Total money market investments	8,628,442	5,255,119

Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	610	625
Other trading securities	41,027	33,301
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	305,934	393,634
Other investment securities available-for-sale	10,236,076	9,783,289
Debt securities held-to-maturity, at amortized cost (fair value 2018 - $107,396; 2017 - $97,501)	104,937	107,019
Equity securities (realizable value 2018 -$163,316); (2017 - $168,417)	159,017	165,103
Loans held-for-sale, at lower of cost or fair value	73,859	132,395

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	24,752,700	24,423,427
Loans covered under loss-sharing agreements with the FDIC	—	517,274
Less – Unearned income	144,184	130,633
Allowance for loan losses	643,018	623,426

Total loans held-in-portfolio, net	23,965,498	24,186,642

FDIC loss-share asset	—	45,192
Premises and equipment, net	548,432	547,142
Other real estate not covered under loss-sharing agreements with the FDIC	142,063	169,260
Other real estate covered under loss-sharing agreements with the FDIC	—	19,595
Accrued income receivable	165,592	213,844
Mortgage servicing assets, at fair value	164,025	168,031
Other assets	1,940,780	1,991,323
Goodwill	627,294	627,294
Other intangible assets	31,023	35,672

Total assets	$47,535,177	$44,277,337

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$9,392,263	$8,490,945
Interest bearing	29,985,298	26,962,563

Total deposits	39,377,561	35,453,508

Assets sold under agreements to repurchase	306,911	390,921
Other short-term borrowings	1,200	96,208
Notes payable	1,561,663	1,536,356
Other liabilities	998,181	1,696,439

Total liabilities	42,245,516	39,173,432

Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,285,694 shares issued (2017 - 104,238,159) and 102,296,440 shares outstanding (2017 - 102,068,981)	1,043	1,042
Surplus	4,302,946	4,298,503
Retained earnings	1,515,058	1,194,994
Treasury stock - at cost, 1,989,254 shares (2017 - 2,169,178)	(82,754)	(90,142)
Accumulated other comprehensive loss, net of tax	(496,792)	(350,652)

Total stockholders’ equity	5,289,661	5,103,905

Total liabilities and stockholders’ equity	$47,535,177	$44,277,337

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2018	2017	2018	2017
Interest income:
Loans	$386,277	$367,669	$759,861	$730,805
Money market investments	36,392	11,131	58,677	17,704
Investment securities	58,181	49,933	115,390	96,219

Total interest income	480,850	428,733	933,928	844,728

Interest expense:
Deposits	45,228	34,092	83,916	67,849
Short-term borrowings	1,752	1,115	3,765	2,210
Long-term debt	19,734	19,047	39,064	38,092

Total interest expense	66,714	54,254	126,745	108,151

Net interest income	414,136	374,479	807,183	736,577
Provision for loan losses—non-covered loans	60,054	49,965	129,387	92,022
Provision for loan losses—covered loans	—	2,514	1,730	1,155

Net interest income after provision for loan losses	354,082	322,000	676,066	643,400

Service charges on deposit accounts	37,102	41,073	73,557	80,609
Other service fees	62,876	59,168	123,478	115,343
Mortgage banking activities (Refer to Note 10)	10,071	10,741	22,139	22,110
Other-than-temporary impairment losses on debt securities	—	(8,299)	—	(8,299)
Net gain (loss), including impairment on equity securities	234	19	(412)	181
Net profit (loss) on trading account debt securities	21	(655)	(177)	(933)
Adjustments (expense) to indemnity reserves on loans sold	(527)	(2,930)	(3,453)	(4,896)
FDIC loss-share income (expense) (Refer to Note 28)	102,752	(475)	94,725	(8,732)
Other operating income	22,280	18,151	38,449	37,279

Total non-interest income	234,809	116,793	348,306	232,662

Operating expenses:
Personnel costs	124,332	116,948	250,184	240,688
Net occupancy expenses	22,425	22,265	45,227	43,041
Equipment expenses	17,775	16,250	34,981	32,220
Other taxes	10,876	10,740	21,778	21,709
Professional fees	93,903	72,934	176,888	142,184
Communications	5,382	5,899	11,288	11,848
Business promotion	16,778	13,366	28,787	24,942
FDIC deposit insurance	7,004	6,172	13,924	12,665
Other real estate owned (OREO) expenses	6,947	16,670	13,078	29,488
Other operating expenses	29,922	23,247	58,886	54,679
Amortization of intangibles	2,324	2,344	4,649	4,689

Total operating expenses	337,668	306,835	659,670	618,153

Income before income tax	251,223	131,958	364,702	257,909
Income tax (benefit) expense	(28,560)	35,732	(6,405)	68,738

Net Income	$279,783	$96,226	$371,107	$189,171

Net Income Applicable to Common Stock	$278,852	$95,295	$369,245	$187,309

Net Income per Common Share – Basic	$2.74	$0.94	$3.63	$1.83

Net Income per Common Share – Diluted	$2.73	$0.94	$3.62	$1.83

Dividends Declared per Common Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended, June 30,		Six months ended, June 30,
(In thousands)	2018	2017	2018	2017
Net income	$279,783	$96,226	$371,107	$189,171

Reclassification to retained earnings due to cumulative effect of accounting change	—	—	(605)	—
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(3,456)	(1,588)	(3,363)	(1,449)
Amortization of net losses of pension and postretirement benefit plans	5,385	5,606	10,771	11,213
Amortization of prior service credit of pension and postretirement benefit plans	(868)	(950)	(1,735)	(1,900)
Unrealized holding (losses) gains on debt securities arising during the period	(36,223)	8,758	(157,412)	5,732
Other-than-temporary impairment included in net income	—	8,299	—	8,299
Unrealized holding gains on equity securities arising during the period	—	46	—	165
Reclassification adjustment for gains included in net income	—	(19)	—	(181)
Unrealized net (losses) gains on cash flow hedges	(270)	(377)	955	(1,014)
Reclassification adjustment for net losses (gains) included in net income	250	1,035	(1,017)	1,890

Other comprehensive (loss) income before tax	(35,182)	20,810	(152,406)	22,755
Income tax benefit (expense)	1,228	(3,841)	6,266	(5,412)

Total other comprehensive (loss) income, net of tax	(33,954)	16,969	(146,140)	17,343

Comprehensive income, net of tax	$245,829	$113,195	$224,967	$206,514

Tax effect allocated to each component of other comprehensive (loss) income:

	Quarters ended June 30,		Six months ended, June 30,
(In thousands)	2018	2017	2018	2017
Amortization of net losses of pension and postretirement benefit plans	$(2,099)	$(2,185)	$(4,200)	$(4,371)
Amortization of prior service credit of pension and postretirement benefit plans	339	370	677	740
Unrealized holding (losses) gains on debt securities arising during the period	2,980	(205)	9,765	117
Other-than-temporary impairment included in net income	—	(1,559)	—	(1,559)
Unrealized holding gains on equity securities arising during the period	—	(9)	—	(33)
Reclassification adjustment for gains included in net income	—	4	—	36
Unrealized net (losses) gains on cash flow hedges	105	147	(373)	395
Reclassification adjustment for net losses (gains) included in net income	(97)	(404)	397	(737)

Income tax benefit (expense)	$1,228	$(3,841)	$6,266	$(5,412)

The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2016	$1,040	$50,160	$4,255,022	$1,220,307	$(8,286)	$(320,286)	$5,197,957
Net income				189,171			189,171
Issuance of stock	1		3,830				3,831
Dividends declared:
Common stock				(51,112)			(51,112)
Preferred stock				(1,862)			(1,862)
Common stock purchases			4,518		(81,801)		(77,283)
Other comprehensive income, net of tax						17,343	17,343

Balance at June 30, 2017	$1,041	$50,160	$4,263,370	$1,356,504	$(90,087)	$(302,943)	$5,278,045

Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	$5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				371,107			371,107
Issuance of stock	1		1,742				1,743
Dividends declared:
Common stock				(51,116)			(51,116)
Preferred stock				(1,862)			(1,862)
Common stock purchases					(2,344)		(2,344)
Common stock reissuance			40		1,297		1,337
Stock based compensation			2,661		8,435		11,096
Other comprehensive income, net of tax						(146,140)	(146,140)

Balance at June 30, 2018	$1,043	$50,160	$4,302,946	$1,515,058	$(82,754)	$(496,792)	$5,289,661

Disclosure of changes in number of shares:						June 30, 2018	June 30, 2017
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						104,238,159	104,058,684
Issuance of stock						47,535	95,942

Balance at end of period						104,285,694	104,154,626
Treasury stock						(1,989,254)	(2,167,868)

Common Stock – Outstanding						102,296,440	101,986,758

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$371,107	$189,171

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	131,117	93,177
Amortization of intangibles	4,649	4,689
Depreciation and amortization of premises and equipment	25,575	23,928
Net accretion of discounts and amortization of premiums and deferred fees	(15,246)	(13,510)
Share-based compensation	5,445	—
Impairment losses on long-lived assets	272	—
Other-than-temporary impairment on debt securities	—	8,299
Fair value adjustments on mortgage servicing rights	8,929	14,000
FDIC loss share (income) expense	(94,725)	8,732
Adjustments (expense) to indemnity reserves on loans sold	3,453	4,896
Earnings from investments under the equity method, net of dividends or distributions	(5,400)	(6,743)
Deferred income tax (benefit) expense	(141,066)	52,354
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(680)	5,517
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(3,602)	(12,631)
Sale of foreclosed assets, including write-downs	566	13,603
Acquisitions of loans held-for-sale	(112,687)	(153,085)
Proceeds from sale of loans held-for-sale	29,519	58,857
Net originations on loans held-for-sale	(112,975)	(224,278)
Net decrease (increase) in:
Trading debt securities	218,904	334,136
Equity securities	(1,124)	(80)
Accrued income receivable	48,252	1,939
Other assets	189,540	(6,747)
Net increase (decrease) in:
Interest payable	50	(189)
Pension and other postretirement benefits obligation	2,363	883
Other liabilities	(181,094)	(16,018)

Total adjustments	35	191,729

Net cash provided by operating activities	371,142	380,900

Cash flows from investing activities:
Net increase in money market investments	(3,371,774)	(1,332,447)
Purchases of investment securities:
Available-for-sale	(2,767,257)	(1,738,915)
Equity	(11,176)	(4,900)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	2,291,230	541,660
Held-to-maturity	3,030	2,860
Proceeds from sale of investment securities:
Equity	18,387	2,541
Net repayments on loans	61,890	5,088
Acquisition of loan portfolios	(326,503)	(261,987)
Net payments (to) from FDIC under loss sharing agreements	(25,012)	(14,819)
Return of capital from equity method investments	1,519	3,362
Acquisition of premises and equipment	(31,690)	(29,992)
Proceeds from insurance claims	720	—
Proceeds from sale of:
Premises and equipment and other productive assets	5,222	5,186
Foreclosed assets	59,497	60,603

Net cash used in investing activities	(4,091,917)	(2,761,760)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	3,921,033	2,625,731
Assets sold under agreements to repurchase	(84,010)	(73,040)
Other short-term borrowings	(95,008)	—
Payments of notes payable	(115,749)	(35,074)
Proceeds from issuance of notes payable	140,000	20,000

Proceeds from issuance of common stock	8,818	3,831
Dividends paid	(52,617)	(43,045)
Net payments for repurchase of common stock	(270)	(75,666)
Payments related to tax withholding for share-based compensation	(2,162)	(1,617)

Net cash provided by financing activities	3,720,035	2,421,120

Net (decrease) increase in cash and due from banks, and restricted cash	(740)	40,260
Cash and due from banks, and restricted cash at beginning of period	412,629	374,196

Cash and due from banks, and restricted cash at the end of the period	$411,889	$414,456

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1—Nature of operations

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

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

Certain reclassifications have been made to the 2017 Consolidated Financial Statements and notes to the financial statements to conform to the 2018 presentation.

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

As a result of the adoption of this accounting pronouncement, the Corporation recognized $4.4 million during the six months ended June 30, 2018 (June 30, 2017—$3.7 million) as components of net periodic benefit cost other than service cost in the other operating expenses caption, which would have otherwise previously been recognized as personnel cost. The presentation for prior periods has been adjusted to reflect the new classification. Effective January 1, 2018, these expenses are no longer capitalized as part of loan origination costs.

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

As a result of the adoption of this accounting pronouncement, the Corporation included restricted cash and restricted cash equivalents within money market investments of $11.3 million at June 30, 2018 (June 30, 2017—$8.8 million) in the Consolidated Statements of Cash Flows. In addition, the Corporation presented a reconciliation of the totals in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Statements of Condition in Note 32, Supplemental disclosure on the consolidated statements of cash flows.

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

As a result of the adoption of this accounting pronouncement, the Corporation reclassified from investing to operating activities $0.5 million in the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 as a result of electing the cumulative earnings approach for classifying distributions received from equity investees.

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

As a result of the adoption of this accounting pronouncement during the first quarter of 2018, the Corporation aggregated $11 million previously classified as available-for-sale and as trading to those under the other investment securities caption and reclassified under the caption of equity securities. In addition, a positive cumulative effect adjustment of $0.6 million was recognized due to the reclassification of unrealized gains of equity securities available-for-sale, net of tax, from accumulated other comprehensive loss to retained earnings.

The adoption of FASB Accounting Standards Update (“ASU”) 2017-09, Compensation– Stock Compensation (Topic 718): Scope of Modification Accounting, effective during the first quarter of 2018, did not have a significant impact on the Consolidated Financial Statements.

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2018-11, Leases (Topic 842): Targeted Improvements

The FASB issued ASU 2018-11 in July 2018, which provides entities with an additional and optional transition method that allows entities to apply the transition provisions of the new leases standard at the adoption date, instead of at the earliest comparative period presented. If elected, comparative periods will continue to be presented in accordance with ASC Topic 840. Also, the amendments provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components, subject to certain circumstances.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Corporation will elect this optional transition method to initially apply the new leases standard as of January 1, 2019. On the other hand, the Corporation does not expect to elect the practical expedient provided to lessors.

FASB Accounting Standards Update (“ASU”) 2018-10, Codification Improvements to Topic 842, Leases

The FASB issued ASU 2018-10 in July 2018, which makes various technical corrections to clarify how to apply certain aspects of the new leases standard such as lease reassessment of lease classification, variable lease payments that depend on an index or a rate, lease term and purchase option, certain transition adjustments, among others.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Corporation does not expect to be materially impacted by these Codification improvements.

FASB Accounting Standards Update (“ASU”) 2018-09, Codification Improvements

The FASB issued ASU 2018-09 in July 2018, which makes various codification improvements in the areas of excess tax benefits on share-based compensation awards, income tax accounting for business combinations, derivatives offsetting, liability or equity-classified financial instruments, among others.

The amendments in this Update are effective immediately, except for amendments that require transition guidance, which are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; and amendments to guidance not yet effective which are effective on the same date as the original Updates.

The Corporation does not expect to be materially impacted by these Codification improvements.

FASB Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

The FASB issued ASU 2018-07 in June 2018, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, although differences remain in the accounting for attribution and a contractual term election for valuing nonemployee equity share options.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

The Corporation does not expect to be impacted by these amendments since it does not enter into share-based payment transactions for acquiring goods and services from nonemployees.

FASB Accounting Standards Update (“ASU”) 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending

The FASB issued ASU 2018-06 in May 2018, which removes outdated guidance related to the Comptroller of the Currency’s Banking Circular 202, “Accounting for Net Deferred Taxes” in ASC Topic 942.

The amendments in this Update were effective upon issuance of the Update. The Corporation was not impacted by this Codification improvement.

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

FASB Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)

The FASB issued ASU 2016-02 in February 2016, which supersedes ASC Topic 840 and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset (“ROU”) and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

The ASU is expected to impact the Corporation’s Consolidated Financial Statements since the Corporation has operating and land lease arrangements for which it is the lessee. The Corporation expects to recognize lease liabilities of approximately $0.2 billion, with a corresponding recognition of ROU assets on its operating leases.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 4 to the Consolidated Financial Statements included in the 2017 Form 10-K.

Note 4—Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $1.5 billion at June 30, 2018 (December 31, 2017 - $1.4 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2018, the Corporation held $43 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2017 - $41 million). The amounts held in debt securities available for sale and equity securities consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5—Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at June 30, 2018 and December 31, 2017.

	At June 30, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$1,277,840	$30	$4,517	$1,273,353	1.42%
After 1 to 5 years	3,372,451	977	58,687	3,314,741	1.93
After 5 to 10 years	394,072	—	5,201	388,871	2.50

Total U.S. Treasury securities	5,044,363	1,007	68,405	4,976,965	1.85

Obligations of U.S. Government sponsored entities
Within 1 year	288,749	10	937	287,822	1.37
After 1 to 5 years	248,546	—	4,492	244,054	1.50

Total obligations of U.S. Government sponsored entities	537,295	10	5,429	531,876	1.43

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,796	—	153	6,643	1.76

Total obligations of Puerto Rico, States and political subdivisions	6,796	—	153	6,643	1.76

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	1,075	—	8	1,067	1.93
After 5 to 10 years	124,736	—	6,214	118,522	1.69
After 10 years	721,252	1,389	32,561	690,080	2.09

Total collateralized mortgage obligations - federal agencies	847,063	1,389	38,783	809,669	2.03

Mortgage-backed securities
Within 1 year	962	8	—	970	4.25
After 1 to 5 years	6,768	38	202	6,604	2.70
After 5 to 10 years	333,026	1,558	9,239	325,345	2.24
After 10 years	4,029,804	11,325	157,872	3,883,257	2.43

Total mortgage-backed securities	4,370,560	12,929	167,313	4,216,176	2.42

Other
After 5 to 10 years	677	4	—	681	3.62

Total other	677	4	—	681	3.62

Total debt securities available-for-sale[1]	$10,806,754	$15,339	$280,083	$10,542,010	2.07%

[1]

Includes $8.2 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $7.5 billion serve as collateral for public funds.

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

There were no securities sold during the six months ended June 30, 2018 and 2017.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$2,742,979	$50,265	$1,264,938	$18,140	$4,007,917	$68,405
Obligations of U.S. Government sponsored entities	147,211	847	381,273	4,582	528,484	5,429
Obligations of Puerto Rico, States and political subdivisions	6,643	153	—	—	6,643	153
Collateralized mortgage obligations—federal agencies	195,626	4,469	541,559	34,314	737,185	38,783
Mortgage-backed securities	1,360,340	43,508	2,544,264	123,805	3,904,604	167,313

Total debt securities available-for-sale in an unrealized loss position	$4,452,799	$99,242	$4,732,034	$180,841	$9,184,833	$280,083

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$2,608,473	$14,749	$1,027,066	$13,862	$3,635,539	$28,611
Obligations of U.S. Government sponsored entities	214,670	1,108	376,807	3,228	591,477	4,336
Obligations of Puerto Rico, States and political subdivisions	6,609	59	—	—	6,609	59
Collateralized mortgage obligations—federal agencies	153,336	2,110	595,339	24,922	748,675	27,032
Mortgage-backed securities	1,515,295	12,529	2,652,359	60,518	4,167,654	73,047

Total debt securities available-for-sale in an unrealized loss position	$4,498,383	$30,555	$4,651,571	$102,530	$9,149,954	$133,085

As of June 30, 2018, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $280 million, driven mainly by mortgage-backed securities, U.S. Treasury securities, and collateralized mortgage obligations.

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

At June 30, 2018, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At June 30, 2018, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the debt securities prior to recovery of their amortized cost basis.

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

	June 30, 2018		December 31, 2017
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,330,286	$3,207,410	$3,621,537	$3,572,474
Freddie Mac	1,212,413	1,164,737	1,358,708	1,335,685

Note 6—Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at June 30, 2018 and December 31, 2017.

	At June 30, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,445	$—	$7	$3,438	5.98%
After 1 to 5 years	16,195	89	144	16,140	6.06
After 5 to 10 years	26,140	317	1,369	25,088	3.62
After 10 years	45,148	3,636	60	48,724	1.90

Total obligations of Puerto Rico, States and political subdivisions	90,928	4,042	1,580	93,390	3.29

Collateralized mortgage obligations—federal agencies
After 5 to 10 years	61	4	—	65	5.44

Total collateralized mortgage obligations—federal agencies	61	4	—	65	5.44

Trust preferred securities
After 5 to 10 years	1,637	—	—	1,637	8.33
After 10 years	11,561	—	—	11,561	6.51

Total trust preferred securities	13,198	—	—	13,198	6.73

Other
Within 1 year	250	—	—	250	3.52
After 1 to 5 years	500	—	7	493	2.97

Total other	750	—	7	743	3.15

Total debt securities held-to-maturity[1]	$104,937	$4,046	$1,587	$107,396	3.72%

[1]	Includes $90.9 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,295	$—	$79	$3,216	5.96%
After 1 to 5 years	15,485	—	4,143	11,342	6.05
After 5 to 10 years	29,240	—	8,905	20,335	3.89
After 10 years	44,734	3,834	222	48,346	1.93

Total obligations of Puerto Rico, States and political subdivisions	92,754	3,834	13,349	83,239	3.38

Collateralized mortgage obligations—federal agencies
After 5 to 10 years	67	4	—	71	5.45

Total collateralized mortgage obligations—federal agencies	67	4	—	71	5.45

Trust preferred securities
After 5 to 10 years	1,637	—	—	1,637	8.33
After 10 years	11,561	—	—	11,561	6.51

Total trust preferred securities	13,198	—	—	13,198	6.73

Other
Within 1 year	500	—	7	493	1.96
After 1 to 5 years	500	—	—	500	2.97

Total other	1,000	—	7	993	2.47

Total debt securities held-to-maturity[1]	$107,019	$3,838	$13,356	$97,501	3.79%

[1]	Includes $92.8 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Debt securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$7,236	$19	$29,524	$1,561	$36,760	$1,580
Other	250	—	493	7	743	7

Total debt securities held-to-maturity in an unrealized loss position	$7,486	$19	$30,017	$1,568	$37,503	$1,587

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$35,696	$13,349	$35,696	$13,349
Other	—	—	743	7	743	7

Total debt securities held-to-maturity in an unrealized loss position	$—	$—	$36,439	$13,356	$36,439	$13,356

As indicated in Note 5 to these Consolidated Financial Statements, management evaluates debt securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2018 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $47 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from, and have a lien on, certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality and issuing municipalities are required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligations bonds.

The portfolio also includes $44 million in securities for which the underlying source of payment is not the central government, but in which a government instrumentality provides a guarantee in the event of default. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at June 30, 2018. Further deterioration of the Puerto Rico economy or of the fiscal crisis of the Government of Puerto Rico (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell debt securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

Refer to Note 21 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Note 7—Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2—Summary of significant accounting policies of the 2017 Form 10-K.

The Corporation has presented the loans covered by the loss-sharing agreements with the FDIC separately as “covered loans” since the risk of loss was significantly different than those not covered under the loss-sharing agreements, due to the loss protection provided by the FDIC. As discussed in Note 9, on May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. As a result of the Termination Agreement, assets that were covered by the loss share agreement, including covered loans in the amount of approximately $514.6 million as of March 31, 2018, were reclassified as non-covered. The Corporation now recognizes entirely all future credit losses, expenses, gains, and recoveries related to the formerly covered assets with no offset due to or from the FDIC.

During the quarter and six months ended June 30, 2018, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $177 million and $333 million, respectively and consumer loans of $53 million and $105 million, respectively. During the quarter and six months ended June 30, 2017, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $124 million and $260 million, respectively; consumer loans of $108 million and $150 million, respectively; and leases of $2 million, for the six months ended June 30, 2017.

The Corporation performed whole-loan sales involving approximately $16 million and $26 million of residential mortgage loans during the quarter and six months ended June 30, 2018, respectively (June 30, 2017—$26 million and $54 million, respectively). Also, the Corporation securitized approximately $97 million and $210 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2018, respectively (June 30, 2017— $136 million and $283 million, respectively). Furthermore, the Corporation securitized approximately $20 million and $46 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2018, respectively (June 30, 2017 - $37 million and $65 million, respectively).

Delinquency status

The following table presents the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that accruing interest but are past due 90 days or more at June 30, 2018 and December 31, 2017.

June 30, 2018
Puerto Rico
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$331	$—	$2,274	$2,605	$144,860	$147,465	$790	$—
Commercial real estate:
Non-owner occupied	3,703	126,456	34,861	165,020	2,148,452	2,313,472	27,506	—
Owner occupied	28,402	9,722	112,786	150,910	1,584,275	1,735,185	86,000	—
Commercial and industrial	3,308	3,004	49,058	55,370	2,796,106	2,851,476	48,485	573
Construction	—	—	2,559	2,559	94,616	97,175	2,559	—
Mortgage	308,128	132,591	1,389,963	1,830,682	4,812,444	6,643,126	373,257	871,011
Leasing	6,392	2,008	3,696	12,096	860,002	872,098	3,696	—
Consumer:
Credit cards	9,997	7,700	29,024	46,721	1,032,813	1,079,534	—	29,024
Home equity lines of credit	54	176	349	579	5,044	5,623	12	337
Personal	11,757	8,066	21,051	40,874	1,198,261	1,239,135	19,910	32
Auto	24,984	7,377	12,855	45,216	869,847	915,063	12,855	—
Other	169	143	15,264	15,576	132,189	147,765	14,768	496

Total	$397,225	$297,243	$1,673,740	$2,368,208	$15,678,909	$18,047,117	$589,838	$901,473

[1]

Loans HIP of $183 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

June 30, 2018
Popular U.S.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$633	$19	$—	$652	$1,319,746	$1,320,398	$—	$—
Commercial real estate:
Non-owner occupied	—	10,852	365	11,217	1,865,077	1,876,294	365	—
Owner occupied	1,587	1,918	1,435	4,940	279,742	284,682	1,435	—
Commercial and industrial	222	1,661	82,738	84,621	976,400	1,061,021	368	—
Construction	4,428	—	17,901	22,329	779,819	802,148	17,901	—
Mortgage	1,051	3,804	11,398	16,253	717,332	733,585	11,398	—
Legacy	471	15	3,663	4,149	25,101	29,250	3,663	—
Consumer:
Credit cards	1	—	12	13	56	69	12	—
Home equity lines of credit	1,287	425	15,900	17,612	140,181	157,793	15,900	—
Personal	2,075	1,666	2,318	6,059	289,889	295,948	2,318	—
Other	—	—	1	1	210	211	1	—

Total	$11,755	$20,360	$135,731	$167,846	$6,393,553	$6,561,399	$53,361	$—

[1]

Loans HIP of $82 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

June 30, 2018
Popular, Inc.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP[3] [4]	Non-accrual loans	Accruing loans[5]
Commercial multi-family	$964	$19	$2,274	$3,257	$1,464,606	$1,467,863	$790	$—
Commercial real estate:
Non-owner occupied	3,703	137,308	35,226	176,237	4,013,529	4,189,766	27,871	—
Owner occupied	29,989	11,640	114,221	155,850	1,864,017	2,019,867	87,435	—
Commercial and industrial	3,530	4,665	131,796	139,991	3,772,506	3,912,497	48,853	573
Construction	4,428	—	20,460	24,888	874,435	899,323	20,460	—
Mortgage[1]	309,179	136,395	1,401,361	1,846,935	5,529,776	7,376,711	384,655	871,011
Leasing	6,392	2,008	3,696	12,096	860,002	872,098	3,696	—
Legacy[2]	471	15	3,663	4,149	25,101	29,250	3,663	—
Consumer:
Credit cards	9,998	7,700	29,036	46,734	1,032,869	1,079,603	12	29,024
Home equity lines of credit	1,341	601	16,249	18,191	145,225	163,416	15,912	337
Personal	13,832	9,732	23,369	46,933	1,488,150	1,535,083	22,228	32
Auto	24,984	7,377	12,855	45,216	869,847	915,063	12,855	—
Other	169	143	15,265	15,577	132,399	147,976	14,769	496

Total	$408,980	$317,603	$1,809,471	$2,536,054	$22,072,462	$24,608,516	$643,199	$901,473

[1]

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

[3]	Loans held-in-portfolio are net of $144 million in unearned income and exclude $74 million in loans held-for-sale.
[4]

Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.7 billion were pledged at the Federal Home Loan Bank (“FHLB”) as collateral for borrowings, $2.2 billion at the Federal Reserve Bank (“FRB”) for discount window borrowings and $0.4 billion serve as collateral for public funds.

[5]

Loans HIP of $265 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2017
Puerto Rico
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Non-covered loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$—	$426	$1,210	$1,636	$144,763	$146,399	$1,115	$—
Commercial real estate:
Non-owner occupied	39,617	131	28,045	67,793	2,336,766	2,404,559	18,866	—
Owner occupied	7,997	2,291	123,929	134,217	1,689,397	1,823,614	101,068	—
Commercial and industrial	3,556	1,251	40,862	45,669	2,845,658	2,891,327	40,177	685
Construction	—	—	170	170	95,199	95,369	—	—
Mortgage	217,890	77,833	1,596,763	1,892,486	4,684,293	6,576,779	306,697	1,204,691
Leasing	10,223	1,490	2,974	14,687	795,303	809,990	2,974	—
Consumer:
Credit cards	7,319	4,464	18,227	30,010	1,063,211	1,093,221	—	18,227
Home equity lines of credit	438	395	257	1,090	4,997	6,087	—	257
Personal	13,926	6,857	19,981	40,764	1,181,548	1,222,312	19,460	141
Auto	24,405	5,197	5,466	35,068	815,745	850,813	5,466	—
Other	537	444	16,765	17,746	139,842	157,588	15,617	1,148

Total	$325,908	$100,779	$1,854,649	$2,281,336	$15,796,722	$18,078,058	$511,440	$1,225,149

[1]

Non-covered loans HIP of $118 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2017
Popular U.S.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Non-covered loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$395	$—	$784	$1,179	$1,209,514	$1,210,693	$784	$—
Commercial real estate:
Non-owner occupied	4,028	1,186	1,599	6,813	1,681,498	1,688,311	1,599	—
Owner occupied	2,684	—	862	3,546	315,429	318,975	862	—
Commercial and industrial	1,121	5,278	97,427	103,826	901,157	1,004,983	594	—
Construction	—	—	—	—	784,660	784,660	—	—
Mortgage	13,453	6,148	14,852	34,453	659,175	693,628	14,852	—
Legacy	291	417	3,039	3,747	29,233	32,980	3,039	—
Consumer:
Credit cards	3	2	11	16	84	100	11	—
Home equity lines of credit	4,653	3,675	14,997	23,325	158,760	182,085	14,997	—
Personal	3,342	2,149	2,779	8,270	289,732	298,002	2,779	—
Other	—	—	—	—	319	319	—	—

Total	$29,970	$18,855	$136,350	$185,175	$6,029,561	$6,214,736	$39,517	$—

[1]

Non-covered loans HIP of $97 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2017
Popular, Inc.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Non-covered loans HIP[3] [4]	Non-accrual loans	Accruing loans[5]
Commercial multi-family	$395	$426	$1,994	$2,815	$1,354,277	$1,357,092	$1,899	$—
Commercial real estate:
Non-owner occupied	43,645	1,317	29,644	74,606	4,018,264	4,092,870	20,465	—
Owner occupied	10,681	2,291	124,791	137,763	2,004,826	2,142,589	101,930	—
Commercial and industrial	4,677	6,529	138,289	149,495	3,746,815	3,896,310	40,771	685
Construction	—	—	170	170	879,859	880,029	—	—
Mortgage[1]	231,343	83,981	1,611,615	1,926,939	5,343,468	7,270,407	321,549	1,204,691
Leasing	10,223	1,490	2,974	14,687	795,303	809,990	2,974	—
Legacy[2]	291	417	3,039	3,747	29,233	32,980	3,039	—
Consumer:
Credit cards	7,322	4,466	18,238	30,026	1,063,295	1,093,321	11	18,227
Home equity lines of credit	5,091	4,070	15,254	24,415	163,757	188,172	14,997	257
Personal	17,268	9,006	22,760	49,034	1,471,280	1,520,314	22,239	141
Auto	24,405	5,197	5,466	35,068	815,745	850,813	5,466	—
Other	537	444	16,765	17,746	140,161	157,907	15,617	1,148

Total	$355,878	$119,634	$1,990,999	$2,466,511	$21,826,283	$24,292,794	$550,957	$1,225,149

[1]

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

[3]	Loans held-in-portfolio are net of $131 million in unearned income and exclude $132 million in loans held-for-sale.
[4]

Includes $7.1 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the FHLB as collateral for borrowings, $2.0 billion at the FRB for discount window borrowings and $0.5 billion serve as collateral for public funds.

[5]

Non-covered loans HIP of $215 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

At June 30, 2018, mortgage loans held-in-portfolio include $1.5 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $877 million are 90 days or more past due, including $298 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2017—$1.8 billion, $1.2 billion and $840 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $216 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of June 30, 2018 (December 31, 2017—$178 million). Additionally, the Corporation has approximately $66 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at June 30, 2018 (December 31, 2017—$58 million).

Loans with a delinquency status of 90 days past due as of June 30, 2018 include $298 million in loans previously pooled into GNMA securities (December 31, 2017—$840 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of the Bank with an offsetting liability.

Covered loans

The following table presents the composition of covered loans held-in-portfolio by past due status, and by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at December 31, 2017.

December 31, 2017
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP[2]	Non-accrual loans	Accruing loans
Mortgage	$16,640	$5,453	$59,018	$81,111	$421,818	$502,929	$3,165	$—
Consumer	518	147	988	1,653	12,692	14,345	188	—

Total covered loans[1]	$17,158	$5,600	$60,006	$82,764	$434,510	$517,274	$3,353	$—

[1]

Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[2]	Includes $279 million pledged to secure credit facilities at the FHLB which are not permitted to sell or repledge the collateral.

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.3 billion at June 30, 2018 (December 31, 2017—$2.5 billion). The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

At June 30, 2018, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended June 30, 2018 and 2017, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the six months ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$2,085,191	$2,245,624	$2,108,993	$2,301,024
Additions	—	4,298	5,272	9,879
Accretion	40,806	44,910	82,866	90,638
Collections / loan sales / charge-offs	(92,540)	(126,168)	(163,674)	(232,877)

Ending balance[1]	$2,033,457	$2,168,664	$2,033,457	$2,168,664
Allowance for loan losses	(156,328)	(103,597)	(156,328)	(103,597)

Ending balance, net of ALLL	$1,877,129	$2,065,067	$1,877,129	$2,065,067

[1]	At June 30, 2018, includes $1.5 billion of loans considered non-credit impaired at the acquisition date (June 30, 2017—$1.6 billion).

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the six months ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$1,204,726	$1,290,984	$1,214,488	$1,288,983
Additions	—	2,601	3,437	5,855
Accretion	(40,806)	(44,910)	(82,866)	(90,638)
Change in expected cash flows	14,122	(3,003)	42,983	41,472

Ending balance[1]	$1,178,042	$1,245,672	$1,178,042	$1,245,672

[1]	At June 30, 2018, includes $0.9 billion of loans considered non-credit impaired at the acquisition date (June 30, 2017—$0.9 billion).

Note 8—Allowance for loan losses

The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses (“ALLL”) to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. The provision for loan losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the allowance for loan losses.

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

For the period ended June 30, 2018, 78% (June 30, 2017—39%) of the ALLL for non-covered BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage, leasing and overall consumer portfolios for 2018 and in the personal, other consumer and commercial and industrial portfolios for 2017.

For the period ended June 30, 2018, 6% (June 30, 2017—2%) of our Popular U.S. segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer portfolios for 2018 and commercial multifamily and legacy portfolios for 2017.

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

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and six months ended June 30, 2018 and 2017.

For the quarter ended June 30, 2018
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$188,522	$2,657	$153,301	$12,912	$176,203	$533,595
Provision (reversal of provision)	10,364	(2,193)	6,955	2,530	26,749	44,405
Charge-offs	(11,502)	(18)	(12,847)	(1,803)	(31,151)	(57,321)
Recoveries	3,542	319	1,272	646	7,077	12,856
Allowance transferred from covered loans [1]	—	—	33,422	—	188	33,610

Ending balance	$190,926	$765	$182,103	$14,285	$179,066	$567,145

Specific ALLL	$46,626	$—	$45,039	$362	$23,553	$115,580

General ALLL	$144,300	$765	$137,064	$13,923	$155,513	$451,565

Loans held-in-portfolio:
Impaired non-covered loans	$359,447	$2,559	$507,580	$1,130	$105,922	$976,638
Non-covered loans held-in-portfolio excluding impaired loans	6,688,151	94,616	6,135,546	870,968	3,281,198	17,070,479

Total non-covered loans held-in-portfolio	$7,047,598	$97,175	$6,643,126	$872,098	$3,387,120	$18,047,117

[1]	Represents the allowance transferred from covered to non-covered loans at June 30, 2018, due to the Termination Agreement with the FDIC.

For the quarter ended June 30, 2018
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$33,422	$—	$188	$33,610
Provision	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Allowance transferred to non-covered loans	—	—	(33,422)	—	(188)	(33,610)

Ending balance	$—	$—	$—	$—	$—	$—

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$—	$—	$—	$—

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	—	—	—	—

Total covered loans held-in-portfolio	$—	$—	$—	$—	$—	$—

For the quarter ended June 30, 2018
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$47,859	$7,092	$4,727	$652	$13,043	$73,373
Provision (reversal of provision)	13,193	(155)	(346)	(229)	3,186	15,649
Charge-offs	(11,247)	—	(61)	(14)	(4,998)	(16,320)
Recoveries	1,115	—	43	291	1,722	3,171

Ending balance	$50,920	$6,937	$4,363	$700	$12,953	$75,873

Specific ALLL	$—	$—	$2,476	$—	$1,283	$3,759

General ALLL	$50,920	$6,937	$1,887	$700	$11,670	$72,114

Loans held-in-portfolio:
Impaired loans	$—	$17,901	$9,728	$—	$6,563	$34,192
Loans held-in-portfolio excluding impaired loans	4,542,395	784,247	723,857	29,250	447,458	6,527,207

Total loans held-in-portfolio	$4,542,395	$802,148	$733,585	$29,250	$454,021	$6,561,399

For the quarter ended June 30, 2018
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$236,381	$9,749	$191,450	$652	$12,912	$189,434	$640,578
Provision (reversal of provision)	23,557	(2,348)	6,609	(229)	2,530	29,935	60,054
Charge-offs	(22,749)	(18)	(12,908)	(14)	(1,803)	(36,149)	(73,641)
Recoveries	4,657	319	1,315	291	646	8,799	16,027

Ending balance	$241,846	$7,702	$186,466	$700	$14,285	$192,019	$643,018

Specific ALLL	$46,626	$—	$47,515	$—	$362	$24,836	$119,339

General ALLL	$195,220	$7,702	$138,951	$700	$13,923	$167,183	$523,679

Loans held-in-portfolio:
Impaired loans	$359,447	$20,460	$517,308	$—	$1,130	$112,485	$1,010,830
Loans held-in-portfolio excluding impaired loans	11,230,546	878,863	6,859,403	29,250	870,968	3,728,656	23,597,686

Total loans held-in-portfolio	$11,589,993	$899,323	$7,376,711	$29,250	$872,098	$3,841,141	$24,608,516

For the six months ended June 30, 2018
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$171,531	$1,286	$159,081	$11,991	$174,215	$518,104
Provision (reversal of provision)	31,298	(1,030)	14,419	5,444	50,992	101,123
Charge-offs	(18,291)	30	(26,638)	(4,316)	(59,523)	(108,738)
Recoveries	6,388	479	1,819	1,166	13,194	23,046
Allowance transferred from covered loans [1]	—	—	33,422	—	188	33,610

Ending balance	$190,926	$765	$182,103	$14,285	$179,066	$567,145

Specific ALLL	$46,626	$—	$45,039	$362	$23,553	$115,580

General ALLL	$144,300	$765	$137,064	$13,923	$155,513	$451,565

Loans held-in-portfolio:
Impaired non-covered loans	$359,447	$2,559	$507,580	$1,130	$105,922	$976,638
Non-covered loans held-in-portfolio excluding impaired loans	6,688,151	94,616	6,135,546	870,968	3,281,198	17,070,479

Total non-covered loans held-in-portfolio	$7,047,598	$97,175	$6,643,126	$872,098	$3,387,120	$18,047,117

[1]	Represents the allowance transferred from covered to non-covered loans at June 30, 2018, due to the Termination Agreement with the FDIC.

For the six months ended June 30, 2018
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$32,521	$—	$723	$33,244
Provision (reversal of provision)	—	—	2,265	—	(535)	1,730
Charge-offs	—	—	(1,446)	—	(2)	(1,448)
Recoveries	—	—	82	—	2	84
Allowance transferred to non-covered loans	—	—	(33,422)	—	(188)	(33,610)

Ending balance	$—	$—	$—	$—	$—	$—

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$—	$—	$—	$—

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	—	—	—	—

Total covered loans held-in-portfolio	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2018
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,134	$7,076	$4,541	$798	$15,529	$72,078
Provision (reversal of provision)	23,748	(139)	(464)	(706)	5,825	28,264
Charge-offs	(19,643)	—	(143)	(171)	(11,314)	(31,271)
Recoveries	2,681	—	429	779	2,913	6,802

Ending balance	$50,920	$6,937	$4,363	$700	$12,953	$75,873

Specific ALLL	$—	$—	$2,476	$—	$1,283	$3,759

General ALLL	$50,920	$6,937	$1,887	$700	$11,670	$72,114

Loans held-in-portfolio:
Impaired loans	$—	$17,901	$9,728	$—	$6,563	$34,192
Loans held-in-portfolio excluding impaired loans	4,542,395	784,247	723,857	29,250	447,458	6,527,207

Total loans held-in-portfolio	$4,542,395	$802,148	$733,585	$29,250	$454,021	$6,561,399

For the six months ended June 30, 2018
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,665	$8,362	$196,143	$798	$11,991	$190,467	$623,426
Provision (reversal of provision)	55,046	(1,169)	16,220	(706)	5,444	56,282	131,117
Charge-offs	(37,934)	30	(28,227)	(171)	(4,316)	(70,839)	(141,457)
Recoveries	9,069	479	2,330	779	1,166	16,109	29,932

Ending balance	$241,846	$7,702	$186,466	$700	$14,285	$192,019	$643,018

Specific ALLL	$46,626	$—	$47,515	$—	$362	$24,836	$119,339

General ALLL	$195,220	$7,702	$138,951	$700	$13,923	$167,183	$523,679

Loans held-in-portfolio:
Impaired loans	$359,447	$20,460	$517,308	$—	$1,130	$112,485	$1,010,830
Loans held-in-portfolio excluding impaired loans	11,230,546	878,863	6,859,403	29,250	870,968	3,728,656	23,597,686

Total loans held-in-portfolio	$11,589,993	$899,323	$7,376,711	$29,250	$872,098	$3,841,141	$24,608,516

For the quarter ended June 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$187,631	$1,961	$144,937	$7,897	$124,091	$466,517
Provision (reversal of provision)	(1,697)	(2,858)	23,682	1,544	21,502	42,173
Charge-offs	(21,575)	(68)	(21,493)	(1,956)	(28,002)	(73,094)
Recoveries	9,830	2,438	740	518	5,313	18,839

Ending balance	$174,189	$1,473	$147,866	$8,003	$122,904	$454,435

Specific ALLL	$41,982	$—	$47,954	$487	$21,999	$112,422

General ALLL	$132,207	$1,473	$99,912	$7,516	$100,905	$342,013

Loans held-in-portfolio:
Impaired non-covered loans	$333,936	$—	$505,244	$1,668	$103,798	$944,646
Non-covered loans held-in-portfolio excluding impaired loans	6,822,150	96,904	5,313,039	741,935	3,157,991	16,132,019

Total non-covered loans held-in-portfolio	$7,156,086	$96,904	$5,818,283	$743,603	$3,261,789	$17,076,665

For the quarter ended June 30, 2017
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$27,341	$—	$430	$27,771
Provision	—	—	2,405	—	109	2,514
Charge-offs	—	—	(606)	—	(17)	(623)
Recoveries	—	—	1,144	—	2	1,146

Ending balance	$—	$—	$30,284	$—	$524	$30,808

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,284	$—	$524	$30,808

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	521,066	—	15,275	536,341

Total covered loans held-in-portfolio	$—	$—	$521,066	$—	$15,275	$536,341

For the quarter ended June 30, 2017
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,053	$8,036	$4,282	$1,166	$15,671	$50,208
Provision (reversal of provision)	6,623	(1,508)	302	(471)	2,846	7,792
Charge-offs	(151)	—	(845)	(542)	(4,786)	(6,324)
Recoveries	794	—	383	840	1,078	3,095

Ending balance	$28,319	$6,528	$4,122	$993	$14,809	$54,771

Specific ALLL	$—	$—	$2,194	$—	$694	$2,888

General ALLL	$28,319	$6,528	$1,928	$993	$14,115	$51,883

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$3,229	$12,125
Loans held-in-portfolio excluding impaired loans	3,891,273	687,485	725,617	39,067	486,039	5,829,481

Total loans held-in-portfolio	$3,891,273	$687,485	$734,513	$39,067	$489,268	$5,841,606

For the quarter ended June 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$208,684	$9,997	$176,560	$1,166	$7,897	$140,192	$544,496
Provision (reversal of provision)	4,926	(4,366)	26,389	(471)	1,544	24,457	52,479
Charge-offs	(21,726)	(68)	(22,944)	(542)	(1,956)	(32,805)	(80,041)
Recoveries	10,624	2,438	2,267	840	518	6,393	23,080

Ending balance	$202,508	$8,001	$182,272	$993	$8,003	$138,237	$540,014

Specific ALLL	$41,982	$—	$50,148	$—	$487	$22,693	$115,310

General ALLL	$160,526	$8,001	$132,124	$993	$7,516	$115,544	$424,704

Loans held-in-portfolio:
Impaired loans	$333,936	$—	$514,140	$—	$1,668	$107,027	$956,771
Loans held-in-portfolio excluding impaired loans	10,713,423	784,389	6,559,722	39,067	741,935	3,659,305	22,497,841

Total loans held-in-portfolio	$11,047,359	$784,389	$7,073,862	$39,067	$743,603	$3,766,332	$23,454,612

For the six months ended June 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$189,686	$1,353	$143,320	$7,662	$125,963	$467,984
Provision (reversal of provision)	(1,114)	(2,394)	38,854	2,592	35,713	73,651
Charge-offs	(32,646)	(3,655)	(36,476)	(3,297)	(49,814)	(125,888)
Recoveries	18,263	6,169	2,168	1,046	11,042	38,688

Ending balance	$174,189	$1,473	$147,866	$8,003	$122,904	$454,435

Specific ALLL	$41,982	$—	$47,954	$487	$21,999	$112,422

General ALLL	$132,207	$1,473	$99,912	$7,516	$100,905	$342,013

Loans held-in-portfolio:
Impaired non-covered loans	$333,936	$—	$505,244	$1,668	$103,798	$944,646
Non-covered loans held-in-portfolio excluding impaired loans	6,822,150	96,904	5,313,039	741,935	3,157,991	16,132,019

Total non-covered loans held-in-portfolio	$7,156,086	$96,904	$5,818,283	$743,603	$3,261,789	$17,076,665

For the six months ended June 30, 2017
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,159	$—	$191	$30,350
Provision	—	—	715	—	440	1,155
Charge-offs	—	—	(1,837)	—	(110)	(1,947)
Recoveries	—	—	1,247	—	3	1,250

Ending balance	$—	$—	$30,284	$—	$524	$30,808

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$30,284	$—	$524	$30,808

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	521,066	—	15,275	536,341

Total covered loans held-in-portfolio	$—	$—	$521,066	$—	$15,275	$536,341

For the six months ended June 30, 2017
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$12,968	$8,172	$4,614	$1,343	$15,220	$42,317
Provision (reversal of provision)	14,245	(1,644)	(134)	(1,136)	7,040	18,371
Charge-offs	(221)	—	(951)	(583)	(9,519)	(11,274)
Recoveries	1,327	—	593	1,369	2,068	5,357

Ending balance	$28,319	$6,528	$4,122	$993	$14,809	$54,771

Specific ALLL	$—	$—	$2,194	$—	$694	$2,888

General ALLL	$28,319	$6,528	$1,928	$993	$14,115	$51,883

Loans held-in-portfolio:
Impaired loans	$—	$—	$8,896	$—	$3,229	$12,125
Loans held-in-portfolio excluding impaired loans	3,891,273	687,485	725,617	39,067	486,039	5,829,481

Total loans held-in-portfolio	$3,891,273	$687,485	$734,513	$39,067	$489,268	$5,841,606

For the six months ended June 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,654	$9,525	$178,093	$1,343	$7,662	$141,374	$540,651
Provision (reversal of provision)	13,131	(4,038)	39,435	(1,136)	2,592	43,193	93,177
Charge-offs	(32,867)	(3,655)	(39,264)	(583)	(3,297)	(59,443)	(139,109)
Recoveries	19,590	6,169	4,008	1,369	1,046	13,113	45,295

Ending balance	$202,508	$8,001	$182,272	$993	$8,003	$138,237	$540,014

Specific ALLL	$41,982	$—	$50,148	$—	$487	$22,693	$115,310

General ALLL	$160,526	$8,001	$132,124	$993	$7,516	$115,544	$424,704

Loans held-in-portfolio:
Impaired loans	$333,936	$—	$514,140	$—	$1,668	$107,027	$956,771
Loans held-in-portfolio excluding impaired loans	10,713,423	784,389	6,559,722	39,067	741,935	3,659,305	22,497,841

Total loans held-in-portfolio	$11,047,359	$784,389	$7,073,862	$39,067	$743,603	$3,766,332	$23,454,612

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2018 and December 31, 2017.

June 30, 2018
Puerto Rico
	Impaired Loans–With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$698	$698	$5	$—	$—	$698	$698	$5
Commercial real estate non-owner occupied	93,221	93,998	21,784	38,684	53,175	131,905	147,173	21,784
Commercial real estate owner occupied	130,312	178,448	7,253	21,064	28,347	151,376	206,795	7,253
Commercial and industrial	68,643	77,399	17,584	6,825	9,462	75,468	86,861	17,584
Construction	—	—	—	2,559	2,559	2,559	2,559	—
Mortgage	447,479	507,294	45,039	60,101	78,901	507,580	586,195	45,039
Leasing	1,130	1,130	362	—	—	1,130	1,130	362
Consumer:
Credit cards	33,321	33,321	5,363	—	—	33,321	33,321	5,363
Personal	70,591	70,591	17,847	—	—	70,591	70,591	17,847
Auto	1,035	1,035	200	—	—	1,035	1,035	200
Other	975	975	143	—	—	975	975	143

Total Puerto Rico	$847,405	$964,889	$115,580	$129,233	$172,444	$976,638	$1,137,333	$115,580

June 30, 2018
Popular U.S.
	Impaired Loans–With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Construction	$—	$—	$—	$17,901	$18,128	$17,901	$18,128	$—
Mortgage	7,520	8,264	2,476	2,208	2,404	9,728	10,668	2,476
Consumer:
HELOCs	4,670	4,685	1,043	1,122	1,147	5,792	$5,832	$1,043
Personal	550	550	240	221	221	771	$771	$240

Total Popular U.S.	$12,740	$13,499	$3,759	$21,452	$21,900	$34,192	$35,399	$3,759

June 30, 2018
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$698	$698	$5	$—	$—	$698	$698	$5
Commercial real estate non-owner occupied	93,221	93,998	21,784	38,684	53,175	131,905	147,173	21,784
Commercial real estate owner occupied	130,312	178,448	7,253	21,064	28,347	151,376	206,795	7,253
Commercial and industrial	68,643	77,399	17,584	6,825	9,462	75,468	86,861	17,584
Construction	—	—	—	20,460	20,687	20,460	20,687	—
Mortgage	454,999	515,558	47,515	62,309	81,305	517,308	596,863	47,515
Leasing	1,130	1,130	362	—	—	1,130	1,130	362
Consumer:
Credit Cards	33,321	33,321	5,363	—	—	33,321	33,321	5,363
HELOCs	4,670	4,685	1,043	1,122	1,147	5,792	5,832	1,043
Personal	71,141	71,141	18,087	221	221	71,362	71,362	18,087
Auto	1,035	1,035	200	—	—	1,035	1,035	200
Other	975	975	143	—	—	975	975	143

Total Popular, Inc.	$860,145	$978,388	$119,339	$150,685	$194,344	$1,010,830	$1,172,732	$119,339

December 31, 2017
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$206	$206	$32	$—	$—	$206	$206	$32
Commercial real estate non-owner occupied	101,485	102,262	23,744	11,454	27,522	112,939	129,784	23,744
Commercial real estate owner occupied	127,634	153,495	10,221	24,634	57,219	152,268	210,714	10,221
Commercial and industrial	43,493	46,918	2,985	14,549	23,977	58,042	70,895	2,985
Mortgage	450,226	504,006	46,354	58,807	75,228	509,033	579,234	46,354
Leasing	1,456	1,456	475	—	—	1,456	1,456	475
Consumer:
Credit cards	33,676	33,676	5,569	—	—	33,676	33,676	5,569
Personal	62,488	62,488	15,690	—	—	62,488	62,488	15,690
Auto	2,007	2,007	425	—	—	2,007	2,007	425
Other	1,009	1,009	165	—	—	1,009	1,009	165

Total Puerto Rico	$823,680	$907,523	$105,660	$109,444	$183,946	$933,124	$1,091,469	$105,660

December 31, 2017
Popular U.S.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Mortgage	$6,774	$8,439	$2,478	$2,468	$3,397	$9,242	$11,836	$2,478
Consumer:
HELOCs	3,530	3,542	722	761	780	4,291	4,322	722
Personal	542	542	231	224	224	766	766	231

Total Popular U.S.	$10,846	$12,523	$3,431	$3,453	$4,401	$14,299	$16,924	$3,431

December 31, 2017
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$206	$206	$32	$—	$—	$206	$206	$32
Commercial real estate non-owner occupied	101,485	102,262	23,744	11,454	27,522	112,939	129,784	23,744
Commercial real estate owner occupied	127,634	153,495	10,221	24,634	57,219	152,268	210,714	10,221
Commercial and industrial	43,493	46,918	2,985	14,549	23,977	58,042	70,895	2,985
Mortgage	457,000	512,445	48,832	61,275	78,625	518,275	591,070	48,832
Leasing	1,456	1,456	475	—	—	1,456	1,456	475
Consumer:
Credit Cards	33,676	33,676	5,569	—	—	33,676	33,676	5,569
HELOCs	3,530	3,542	722	761	780	4,291	4,322	722
Personal	63,030	63,030	15,921	224	224	63,254	63,254	15,921
Auto	2,007	2,007	425	—	—	2,007	2,007	425
Other	1,009	1,009	165	—	—	1,009	1,009	165

Total Popular, Inc.	$834,526	$920,046	$109,091	$112,897	$188,347	$947,423	$1,108,393	$109,091

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and six months ended June 30, 2018 and 2017.

For the quarter ended June 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$414	$—	$—	$—	$414	$—
Commercial real estate non-owner occupied	132,842	1,681	—	—	132,842	1,681
Commercial real estate owner occupied	153,007	1,596	—	—	153,007	1,596
Commercial and industrial	69,493	702	—	—	69,493	702
Construction	3,426	—	8,951	—	12,377	—
Mortgage	509,215	3,789	9,401	43	518,616	3,832
Leasing	1,246	—	—	—	1,246	—
Consumer:
Credit cards	33,293	—	—	—	33,293	—
Helocs	—	—	5,436	—	5,436	—
Personal	65,796	115	773	—	66,569	115
Auto	1,399	—	—	—	1,399	—
Other	1,338	—	—	—	1,338	—

Total Popular, Inc.	$971,469	$7,883	$24,561	$43	$996,030	$7,926

For the quarter ended June 30, 2017
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$78	$1	$—	$—	$78	$1
Commercial real estate non-owner occupied	117,744	1,341	—	—	117,744	1,341
Commercial real estate owner occupied	160,001	1,534	—	—	160,001	1,534
Commercial and industrial	63,558	502	—	—	63,558	502
Mortgage	503,446	4,814	8,909	22	512,355	4,836
Leasing	1,736	—	—	—	1,736	—
Consumer:
Credit cards	36,812	—	—	—	36,812	—
Helocs	—	—	2,570	—	2,570	—
Personal	65,394	—	435	—	65,829	—
Auto	2,075	—	—	—	2,075	—
Other	736	—	—	—	736	—

Total Popular, Inc.	$951,580	$8,192	$11,914	$22	$963,494	$8,214

For the six months ended June 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$344	$—	$—	$—	$344	$—
Commercial real estate non-owner occupied	126,208	3,104	—	—	126,208	3,104
Commercial real estate owner occupied	152,761	3,195	—	—	152,761	3,195
Commercial and industrial	65,676	1,397	—	—	65,676	1,397
Construction	2,284	25	5,967	—	8,251	25
Mortgage	509,154	10,229	9,348	87	518,502	10,316
Leasing	1,316	—	—	—	1,316	—
Consumer:
Credit cards	33,421	—	—	—	33,421	—
HELOCs	—	—	5,054	—	5,054	—
Personal	64,693	254	770	—	65,463	254
Auto	1,602	—	—	—	1,602	—
Other	1,228	—	—	—	1,228	—

Total Popular, Inc.	$958,687	$18,204	$21,139	$87	$979,826	$18,291

For the six months ended June 30, 2017
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$79	$3	$—	$—	$79	$3
Commercial real estate non-owner occupied	118,514	2,697	—	—	118,514	2,697
Commercial real estate owner occupied	161,199	3,198	—	—	161,199	3,198
Commercial and industrial	60,602	1,144	—	—	60,602	1,144
Mortgage	501,460	8,184	8,898	66	510,358	8,250
Leasing	1,763	—	—	—	1,763	—
Consumer:
Credit cards	37,029	—	—	—	37,029	—
HELOCs	—	—	2,620	—	2,620	—
Personal	65,610	—	329	—	65,939	—
Auto	2,089	—	—	—	2,089	—
Other	821	—	—	—	821	—

Total Popular, Inc.	$949,166	$15,226	$11,847	$66	$961,013	$15,292

Modifications

Troubled debt restructurings (“TDRs”) amounted to $1.4 billion at June 30, 2018 (December 31, 2017 - $1.3 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $17 million related to the commercial loan portfolio at June 30, 2018 (December 31, 2017 - $8 million).

At June 30, 2018, the mortgage loan TDRs include $474 million guaranteed by U.S. sponsored entities at BPPR, compared to $449 million at December 31, 2017.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the Summary of Significant Accounting Policies included in Note 3 to the 2017 Form 10-K.

The following table presents the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at June 30, 2018 and December 31, 2017.

Popular, Inc.
	June 30, 2018				December 31, 2017
(In thousands)	Accruing	Non- Accruing	Total	Related Allowance	Accruing	Non- Accruing	Total	Related Allowance
Non-covered loans held-in-portfolio:
Commercial	$225,599	$104,440	$330,039	$45,277	$161,220	$59,626	$220,846	$32,472
Construction	—	2,559	2,559	—	—	—	—	—
Mortgage	825,372	141,753	967,125	47,515	803,278	126,798	930,076	48,832
Leases	764	366	1,130	362	863	393	1,256	475
Consumer	95,308	13,768	109,076	23,989	93,916	12,233	106,149	22,802

Non-covered loans held-in-portfolio	1,147,043	$262,886	$1,409,929	$117,143	$1,059,277	$199,050	$1,258,327	$104,581

Covered loans held-in-portfolio:
Mortgage	$—	$—	$—	$—	$2,658	$3,227	$5,885	$—

Covered loans held-in-portfolio	$—	$—	$—	$—	$2,658	$3,227	$5,885	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2018 and 2017. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

Popular, Inc.
	For the quarter ended June 30, 2018				For the six months ended June 30, 2018
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	1	—	—	—	1	—	—
Commercial real estate non-owner occupied	—	6	—	—	2	11	—	—
Commercial real estate owner occupied	3	23	—	—	3	42	—	—
Commercial and industrial	1	31	—	—	4	50	—	—
Construction	—	—	—	—	1	—	—	—
Mortgage	26	6	67	22	45	10	103	45
Leasing	—	—	1	—	—	—	1	—
Consumer:
Credit cards	180	—	3	160	311	—	3	310
HELOCs	—	7	3	—	—	12	7	—
Personal	468	1	—	—	628	3	—	—
Auto	—	2	1	—	—	2	2	—
Other	13	—	—	—	20	—	1	—

Total	691	77	75	182	1,014	131	117	355

Popular, Inc.
	For the quarter ended June 30, 2017				For the six months ended June 30, 2017
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	4	—	—	—	4	1	—	—
Commercial real estate owner occupied	1	8	—	—	3	9	—	—
Commercial and industrial	—	15	—	—	2	21	—	—
Mortgage	18	15	114	32	32	21	218	100
Leasing	—	1	2	—	—	1	5	—
Consumer:
Credit cards	159	—	—	152	285	—	1	310
HELOCs	—	1	1	—	—	1	1	—
Personal	250	—	—	—	512	4	—	1
Auto	—	3	1	1	—	4	2	1
Other	8	1	—	1	16	1	—	1

Total	440	44	118	186	854	63	227	413

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2018 and 2017.

Popular, Inc.
For the quarter ended June 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$567	$567	$43
Commercial real estate non-owner occupied	6	4,460	4,464	(46)
Commercial real estate owner occupied	26	15,096	14,639	845
Commercial and industrial	32	36,153	35,971	13,934
Mortgage	121	15,325	14,016	777
Leasing	1	23	23	7
Consumer:
Credit cards	343	3,478	3,503	398
HELOCs	10	860	817	107
Personal	469	7,253	7,251	1,720
Auto	3	60	59	10
Other	13	46	46	5

Total	1,025	$83,321	$81,356	$17,800

Popular, Inc.
For the quarter ended June 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$1,928	$1,762	$156
Commercial real estate owner occupied	9	1,546	1,535	87
Commercial and industrial	15	509	535	49
Mortgage	179	20,017	18,819	1,226
Leasing	3	122	120	34
Consumer:
Credit cards	311	2,502	2,757	332
HELOCs	2	486	483	13
Personal	250	4,436	4,443	998
Auto	5	1,965	1,920	348
Other	10	1,891	1,891	55

Total	788	$35,402	$34,265	$3,298

Popular, Inc.
For the six months ended June 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$567	$567	$43
Commercial real estate non-owner occupied	13	27,446	27,387	6,754
Commercial real estate owner occupied	45	20,070	18,908	983
Commercial and industrial	54	47,222	46,494	13,824
Construction	1	4,210	4,293	474
Mortgage	203	25,598	22,935	1,234
Leasing	1	23	23	7
Consumer:
Credit cards	624	6,404	6,804	852
HELOCs	19	1,725	1,673	374
Personal	631	10,325	10,321	2,730
Auto	4	194	191	33
Other	21	203	201	31

Total	1,617	$143,987	$139,797	$27,339

Popular, Inc.
For the six months ended June 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$2,069	$1,901	$145
Commercial real estate owner occupied	12	2,703	2,682	143
Commercial and industrial	23	828	2,923	468
Mortgage	371	41,085	38,332	2,240
Leasing	6	236	235	66
Consumer:
Credit cards	596	4,904	5,400	644
HELOCs	2	486	483	13
Personal	517	9,034	9,038	2,031
Auto	7	2,001	1,957	354
Other	18	1,956	1,956	64

Total	1,557	$65,302	$64,907	$6,168

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at June 30, 2018 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Popular, Inc.
	Defaulted during the quarter ended June 30, 2018		Defaulted during the six months ended June 30, 2018
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$17	1	$17
Commercial real estate owner occupied	1	50	3	136
Commercial and industrial	1	4	6	76
Mortgage	15	1,668	32	4,240
Consumer:
Credit cards	102	1,073	125	2,155
Personal	38	578	55	1,438
Auto	1	22	1	22
Other	2	8	2	8

Total	161	$3,420	225	$8,092

Popular, Inc.
	Defaulted during the quarter ended June 30, 2017		Defaulted during the six months ended June 30, 2017
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$195	2	$457
Commercial real estate owner occupied	2	1,483	3	1,749
Commercial and industrial	1	21	3	565
Mortgage	30	2,542	62	5,896
Consumer:
Credit cards	27	349	46	648
HELOCs	1	97	2	140
Personal	55	1,095	82	2,070
Auto	1	19	3	54
Other	1	9	1	9

Total	119	$5,810	204	$11,588

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2018 and December 31, 2017.

June 30, 2018
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/Unrated	Total
Puerto Rico
Commercial multi-family	$1,047	$3,851	$3,835	$—	$—	$8,733	$138,732	$147,465
Commercial real estate non-owner occupied	445,886	289,659	347,391	—	—	1,082,936	1,230,536	2,313,472
Commercial real estate owner occupied	291,656	123,521	410,384	2,376	—	827,937	907,248	1,735,185
Commercial and industrial	614,880	110,201	209,893	375	92	935,441	1,916,035	2,851,476

Total Commercial	1,353,469	527,232	971,503	2,751	92	2,855,047	4,192,551	7,047,598
Construction	—	889	3,896	—	—	4,785	92,390	97,175
Mortgage	4,104	2,481	198,249	—	—	204,834	6,438,292	6,643,126
Leasing	—	—	3,662	—	34	3,696	868,402	872,098
Consumer:
Credit cards	—	—	29,024	—	—	29,024	1,050,510	1,079,534
HELOCs	—	—	349	—	—	349	5,274	5,623
Personal	480	444	20,846	—	—	21,770	1,217,365	1,239,135
Auto	—	—	12,755	—	100	12,855	902,208	915,063
Other	92	—	15,081	—	235	15,408	132,357	147,765

Total Consumer	572	444	78,055	—	335	79,406	3,307,714	3,387,120

Total Puerto Rico	$1,358,145	$531,046	$1,255,365	$2,751	$461	$3,147,768	$14,899,349	$18,047,117

Popular U.S.
Commercial multi-family	$41,569	$6,260	$6,749	$—	$—	$54,578	$1,265,820	$1,320,398
Commercial real estate non-owner occupied	71,105	9,113	38,540	—	—	118,758	1,757,536	1,876,294
Commercial real estate owner occupied	37,527	7,691	8,459	—	—	53,677	231,005	284,682
Commercial and industrial	4,041	101	100,741	—	—	104,883	956,138	1,061,021

Total Commercial	154,242	23,165	154,489	—	—	331,896	4,210,499	4,542,395
Construction	67,845	15,180	63,106	—	—	146,131	656,017	802,148
Mortgage	—	—	11,398	—	—	11,398	722,187	733,585
Legacy	600	368	2,737	—	—	3,705	25,545	29,250
Consumer:
Credit cards	—	—	—	—	—	—	69	69
HELOCs	—	—	4,243	—	11,657	15,900	141,893	157,793
Personal	—	—	1,409	—	909	2,318	293,630	295,948
Other	—	—	1	—	—	1	210	211

Total Consumer	—	—	5,653	—	12,566	18,219	435,802	454,021

Total Popular U.S.	$222,687	$38,713	$237,383	$—	$12,566	$511,349	$6,050,050	$6,561,399

Popular, Inc.
Commercial multi-family	$42,616	$10,111	$10,584	$—	$—	$63,311	$1,404,552	$1,467,863
Commercial real estate non-owner occupied	516,991	298,772	385,931	—	—	1,201,694	2,988,072	4,189,766
Commercial real estate owner occupied	329,183	131,212	418,843	2,376	—	881,614	1,138,253	2,019,867
Commercial and industrial	618,921	110,302	310,634	375	92	1,040,324	2,872,173	3,912,497

Total Commercial	1,507,711	550,397	1,125,992	2,751	92	3,186,943	8,403,050	11,589,993
Construction	67,845	16,069	67,002	—	—	150,916	748,407	899,323
Mortgage	4,104	2,481	209,647	—	—	216,232	7,160,479	7,376,711
Legacy	600	368	2,737	—	—	3,705	25,545	29,250
Leasing	—	—	3,662	—	34	3,696	868,402	872,098
Consumer:
Credit cards	—	—	29,024	—	—	29,024	1,050,579	1,079,603
HELOCs	—	—	4,592	—	11,657	16,249	147,167	163,416
Personal	480	444	22,255	—	909	24,088	1,510,995	1,535,083
Auto	—	—	12,755	—	100	12,855	902,208	915,063
Other	92	—	15,082	—	235	15,409	132,567	147,976

Total Consumer	572	444	83,708	—	12,901	97,625	3,743,516	3,841,141

Total Popular, Inc.	$1,580,832	$569,759	$1,492,748	$2,751	$13,027	$3,659,117	$20,949,399	$24,608,516

The following table presents the weighted average obligor risk rating at June 30, 2018 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:	Substandard	Pass
Commercial multi-family	11.21	5.76
Commercial real estate non-owner occupied	11.11	6.92
Commercial real estate owner occupied	11.21	7.19
Commercial and industrial	11.24	7.06

Total Commercial	11.18	7.02

Construction	11.66	7.83

Popular U.S. :	Substandard	Pass
Commercial multi-family	11.00	7.29
Commercial real estate non-owner occupied	11.01	6.71
Commercial real estate owner occupied	11.17	7.42
Commercial and industrial	11.84	6.45

Total Commercial	11.56	6.86

Construction	11.28	7.78

Legacy	11.15	7.94

December 31, 2017
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,387	$1,708	$6,831	$—	$—	$9,926	$136,473	$146,399
Commercial real estate non-owner occupied	327,811	335,011	307,579	—	—	970,401	1,434,158	2,404,559
Commercial real estate owner occupied	243,966	215,652	354,990	2,124	—	816,732	1,006,882	1,823,614
Commercial and industrial	453,546	108,554	241,695	471	126	804,392	2,086,935	2,891,327

Total Commercial	1,026,710	660,925	911,095	2,595	126	2,601,451	4,664,448	7,265,899
Construction	110	4,122	1,545	—	—	5,777	89,592	95,369
Mortgage	2,748	3,564	155,074	—	—	161,386	6,415,393	6,576,779
Leasing	—	—	1,926	—	1,048	2,974	807,016	809,990
Consumer:
Credit cards	—	—	18,227	—	—	18,227	1,074,994	1,093,221
HELOCs	—	—	257	—	—	257	5,830	6,087
Personal	429	659	20,790	—	—	21,878	1,200,434	1,222,312
Auto	—	—	5,446	—	20	5,466	845,347	850,813
Other	—	—	16,324	—	440	16,764	140,824	157,588

Total Consumer	429	659	61,044	—	460	62,592	3,267,429	3,330,021

Total Puerto Rico	$1,029,997	$669,270	$1,130,684	$2,595	$1,634	$2,834,180	$15,243,878	$18,078,058

Popular U.S.
Commercial multi-family	$11,808	$6,345	$7,936	$—	$—	$26,089	$1,184,604	$1,210,693
Commercial real estate non-owner occupied	46,523	16,561	37,178	—	—	100,262	1,588,049	1,688,311
Commercial real estate owner occupied	28,183	30,893	8,590	—	—	67,666	251,309	318,975
Commercial and industrial	4,019	603	123,935	—	—	128,557	876,426	1,004,983

Total Commercial	90,533	54,402	177,639	—	—	322,574	3,900,388	4,222,962
Construction	36,858	8,294	54,276	—	—	99,428	685,232	784,660
Mortgage	—	—	14,852	—	—	14,852	678,776	693,628
Legacy	688	426	3,302	—	—	4,416	28,564	32,980
Consumer:
Credit cards	—	—	11	—	—	11	89	100
HELOCs	—	—	6,084	—	8,914	14,998	167,087	182,085
Personal	—	—	2,069	—	704	2,773	295,229	298,002
Other	—	—	—	—	—	—	319	319

Total Consumer	—	—	8,164	—	9,618	17,782	462,724	480,506

Total Popular U.S.	$128,079	$63,122	$258,233	$—	$9,618	$459,052	$5,755,684	$6,214,736

Popular, Inc.
Commercial multi-family	$13,195	$8,053	$14,767	$—	$—	$36,015	$1,321,077	$1,357,092
Commercial real estate non-owner occupied	374,334	351,572	344,757	—	—	1,070,663	3,022,207	4,092,870
Commercial real estate owner occupied	272,149	246,545	363,580	2,124	—	884,398	1,258,191	2,142,589
Commercial and industrial	457,565	109,157	365,630	471	126	932,949	2,963,361	3,896,310

Total Commercial	1,117,243	715,327	1,088,734	2,595	126	2,924,025	8,564,836	11,488,861
Construction	36,968	12,416	55,821	—	—	105,205	774,824	880,029
Mortgage	2,748	3,564	169,926	—	—	176,238	7,094,169	7,270,407
Legacy	688	426	3,302	—	—	4,416	28,564	32,980
Leasing	—	—	1,926	—	1,048	2,974	807,016	809,990
Consumer:
Credit cards	—	—	18,238	—	—	18,238	1,075,083	1,093,321
HELOCs	—	—	6,341	—	8,914	15,255	172,917	188,172
Personal	429	659	22,859	—	704	24,651	1,495,663	1,520,314
Auto	—	—	5,446	—	20	5,466	845,347	850,813
Other	—	—	16,324	—	440	16,764	141,143	157,907

Total Consumer	429	659	69,208	—	10,078	80,374	3,730,153	3,810,527

Total Popular, Inc.	$1,158,076	$732,392	$1,388,917	$2,595	$11,252	$3,293,232	$20,999,562	$24,292,794

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

Note 9—FDIC loss-share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss-share arrangements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss-share arrangements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets began with the first dollar of loss incurred. The FDIC reimbursed BPPR for 80% of losses with respect to covered assets, and BPPR reimbursed the FDIC for 80% of recoveries with respect to losses for which the FDIC paid reimbursement under loss-share arrangements. The loss-share component of the arrangements applicable to commercial (including construction) and consumer loans expired during the quarter ended June 30, 2015, but the arrangement provided for reimbursement of recoveries to the FDIC to continue through the quarter ending June 30, 2018, and for the single family mortgage loss-share component of such agreement to expire in the quarter ended June 30, 2020.

As of March 31, 2018, the Corporation had an FDIC loss share asset of $45.6 million, net of amounts owed to the FDIC of $1.1 million, related to the covered assets. As part of the loss-share agreements, BPPR had agreed to make a true-up payment to the FDIC 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss-share agreements, in the event losses on the loss-share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation at March 31, 2018 was approximately $171 (December 31, 2017 – $165 million) million and was included as a contingent consideration within the caption of other liabilities in the Consolidated Statements of Financial Condition.

On May 22, 2018, the Corporation entered into a Termination Agreement (the “Termination Agreement”) with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. Under the terms of the Termination Agreement, Banco Popular made a payment of approximately $23.7 million (the “Termination Payment”) to the FDIC as consideration for the termination of the loss-share agreements. Popular recorded a gain of $102.8 million within the FDIC loss share income (expense) caption in the Consolidated Statement of Operations calculated based on the difference between the Termination Payment and the net amount of the true-up payment obligation and the FDIC loss share asset.

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$45,659	$64,077	$46,316	$69,334
FDIC loss-share Termination Agreement	(45,659)	—	(45,659)	—
Accretion (amortization)	—	147	(934)	(629)
Credit impairment losses to be covered under loss-sharing agreements	—	2,126	104	2,274
Reimbursable expenses	—	723	537	1,644
Net payments from FDIC under loss-sharing agreements	—	(14,003)	(364)	(14,003)
Other adjustments attributable to FDIC loss-sharing agreements	—	—	—	(5,550)

Balance at end of period	$—	$53,070	$—	$53,070

Balance due to the FDIC for recoveries on covered assets	—	(487)	—	(487)

Balance at end of period	$—	$52,583	$—	$52,583

As a result of the Termination Agreement, assets that were covered by the loss share agreement, including covered loans in the amount of approximately $514.6 million and covered real estate owned assets in the amount of approximately $15.3 million as of March 31, 2018, were reclassified as non-covered. The Corporation now recognizes entirely all future credit losses, expenses, gains, and recoveries related to the formerly covered assets with no offset due to or from the FDIC.

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$12,425	$13,021	$24,881	$26,473
Mortgage servicing rights fair value adjustments	(4,622)	(8,046)	(8,929)	(14,000)

Total mortgage servicing fees, net of fair value adjustments	7,803	4,975	15,952	12,473

Net gain on sale of loans, including valuation on loans held-for-sale	2,460	7,250	3,517	12,631

Trading account (loss) profit:
Unrealized gains (losses) on outstanding derivative positions	45	83	(176)	43
Realized (losses) gains on closed derivative positions	(237)	(1,567)	2,846	(3,037)

Total trading account (loss) profit	(192)	(1,484)	2,670	(2,994)

Total mortgage banking activities	$10,071	$10,741	$22,139	$22,110

Note 11—Transfers of financial assets and mortgage servicing assets

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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2018 and 2017 because they did not contain any credit recourse arrangements. During the quarter and six months ended June 30, 2018, the Corporation recorded a net gain of $2.3 million and $3.3 million, respectively (June 30, 2017—$6.1 million and $11.1 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2018 and 2017:

	Proceeds Obtained During the Quarter Ended June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities—FNMA	$—	$1,238	$—	$1,238

Total debt securities available-for-sale	$—	$1,238	$—	$1,238

Trading account debt securities:
Mortgage-backed securities—GNMA	$—	$97,363	$—	$97,363
Mortgage-backed securities—FNMA	—	19,203	—	19,203

Total trading account debt securities	$—	$116,566	$—	$116,566

Mortgage servicing rights	$—	$—	$2,158	$2,158

Total	$—	$117,804	$2,158	$119,962

	Proceeds Obtained During the Six Months Ended June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities—FNMA	$—	$6,960	$—	$6,960

Total debt securities available-for-sale	$—	$6,960	$—	$6,960

Trading account debt securities:
Mortgage-backed securities—GNMA	$—	$209,858	$—	$209,858
Mortgage-backed securities—FNMA	—	39,228	—	39,228

Total trading account debt securities	$—	$249,086	$—	$249,086

Mortgage servicing rights	$—	$—	$4,573	$4,573

Total	$—	$256,046	$4,573	$260,619

	Proceeds Obtained During the Quarter Ended June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities—FNMA	$—	$6,968	$—	$6,968

Total debt securities available-for-sale	$—	$6,968	$—	$6,968

Trading account debt securities:
Mortgage-backed securities—GNMA	$—	$135,961	$—	$135,961
Mortgage-backed securities—FNMA	—	30,455	—	30,455

Total trading account debt securities	$—	$166,416	$—	$166,416

Mortgage servicing rights	$—	$—	$2,708	$2,708

Total	$—	$173,384	$2,708	$176,092

	Proceeds Obtained During the Six Months Ended June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities—FNMA	$—	$11,720	$—	$11,720

Total debt securities available-for-sale	$—	$11,720	$—	$11,720

Trading account debt securities:
Mortgage-backed securities—GNMA	$—	$282,938	$—	$282,938
Mortgage-backed securities—FNMA	—	53,346	—	53,346

Total trading account debt securities	$—	$336,284	$—	$336,284

Mortgage servicing rights	$—	$—	$5,178	$5,178

Total	$—	$348,004	$5,178	$353,182

During the six months ended June 30, 2018, the Corporation retained servicing rights on whole loan sales involving approximately $24 million in principal balance outstanding (June 30, 2017—$42 million), with realized gains of approximately $0.3 million (June 30, 2017—gains of $1.5 million). All loan sales performed during the six months ended June 30, 2018 and 2017 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2018 and 2017.

Residential MSRs
(In thousands)	June 30, 2018	June 30, 2017
Fair value at beginning of period	$168,031	$196,889
Additions	4,923	5,839
Changes due to payments on loans[1]	(6,852)	(9,276)
Reduction due to loan repurchases	(2,077)	(1,102)
Changes in fair value due to changes in valuation model inputs or assumptions	—	(3,622)

Fair value at end of period	$164,025	$188,728

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $16.1 billion at June 30, 2018 and December 31, 2017.

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At June 30, 2018 and 2017, those weighted average mortgage servicing fees were 0.30%. Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2018 and 2017 were as follows:

	Quarters ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Prepayment speed	4.4%	4.4%	4.4%	4.0%
Weighted average life (in years)	11.4	10.9	11.4	11.1
Discount rate (annual rate)	11.1%	11.0%	11.1%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Fair value of servicing rights	$69,232	$73,951	$94,793	$94,080
Weighted average life (in years)	7.6	7.3	6.9	6.5
Weighted average prepayment speed (annual rate)	4.4%	5.1%	4.9%	5.7%
Impact on fair value of 10% adverse change	$(1,231)	$(1,503)	$(1,761)	$(2,070)
Impact on fair value of 20% adverse change	$(2,430)	$(2,976)	$(3,473)	$(3,999)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(3,108)	$(3,091)	$(4,101)	$(3,785)
Impact on fair value of 20% adverse change	$(5,985)	$(5,971)	$(7,902)	$(7,235)

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

At June 30, 2018, the Corporation serviced $1.4 billion (December 31, 2017—$1.5 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2018, the Corporation had recorded $298 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2017—$840 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2018, the Corporation repurchased approximately $189 million (June 30, 2017—$77 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12—Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and six months ended June 30, 2018 and 2017.

	For the quarter ended June 30, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$25,635	$127,426	$15,333	$168,394
Write-downs in value	(748)	(4,025)	—	(4,773)
Additions	2,638	2,546	—	5,184
Sales	(2,234)	(24,450)	—	(26,684)
Other adjustments	(29)	(29)	—	(58)
Transfer to non-covered status[1]	—	15,333	(15,333)	—

Ending balance	$25,262	$116,801	$—	$142,063

[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

	For the six months ended June 30, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(1,402)	(6,539)	(287)	(8,228)
Additions	7,041	5,530	—	12,571
Sales	(2,623)	(44,755)	(3,282)	(50,660)
Other adjustments	835	(617)	(693)	(475)
Transfer to non-covered status[1]	—	15,333	(15,333)	—

Ending balance	$25,262	$116,801	$—	$142,063

[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

	For the quarter ended June 30, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$22,554	$163,282	$29,926	$215,762
Write-downs in value	(720)	(9,104)	(1,974)	(11,798)
Additions	3,084	24,662	4,106	31,852
Sales	(971)	(22,474)	(5,392)	(28,837)
Other adjustments	2	781	(1,316)	(533)

Ending balance	$23,949	$157,147	$25,350	$206,446

	For the six months ended June 30, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$20,401	$160,044	$32,128	$212,573
Write-downs in value	(1,979)	(11,859)	(2,746)	(16,584)
Additions	7,622	50,916	8,215	66,753
Sales	(1,964)	(42,883)	(10,789)	(55,636)
Other adjustments	(131)	929	(1,458)	(660)

Ending balance	$23,949	$157,147	$25,350	$206,446

Note 13—Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2018	December 31, 2017
Net deferred tax assets (net of valuation allowance)	$1,185,302	$1,035,110
Investments under the equity method	215,576	215,349
Prepaid taxes	42,038	168,852
Other prepaid expenses	89,462	84,771
Derivative assets	15,763	16,539
Trades receivable from brokers and counterparties	38,552	7,514
Receivables from investments maturities	50,000	70,000
Principal, interest and escrow servicing advances	87,577	107,299
Guaranteed mortgage loan claims receivable	104,712	163,819
Others	111,798	122,070

Total other assets	$1,940,780	$1,991,323

Note 14—Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and six months ended June 30, 2018 and 2017.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

June 30, 2018
	Balance at January 1, 2018	Accumulated impairment	Balance at January 1, 2018	Balance at June 30, 2018	Accumulated impairment	Balance at June 30, 2018
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

December 31, 2017
	Balance at January 1, 2017	Accumulated impairment	Balance at January 1, 2017	Balance at December 31, 2017	Accumulated impairment	Balance at December 31, 2017
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

Other Intangible Assets

At June 30, 2018 and December 31, 2017, the Corporation had $ 6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2018
Core deposits	$37,224	$24,208	$13,016
Other customer relationships	35,632	23,789	11,843

Total other intangible assets	$72,856	$47,997	$24,859

December 31, 2017
Core deposits	$37,224	$22,347	$14,877
Other customer relationships	35,683	21,051	14,632

Total other intangible assets	$72,907	$43,398	$29,509

During the quarter ended June 30, 2018, the Corporation recognized $ 2.3 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2017 - $ 2.3 million). During the six months ended June 30, 2018, the Corporation recognized $ 4.6 million in amortization related to other intangible assets with definite useful lives (June 30, 2017 - $ 4.7 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2018	$4,636
Year 2019	9,042
Year 2020	4,967
Year 2021	2,157
Year 2022	1,281
Year 2023	1,281
Later years	1,495

Note 15—Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2018	December 31, 2017
Savings accounts	$9,922,817	$8,561,718
NOW, money market and other interest bearing demand deposits	12,639,394	10,885,967

Total savings, NOW, money market and other interest bearing demand deposits	22,562,211	19,447,685

Certificates of deposit:
Under $100,000	3,400,596	3,446,575
$100,000 and over	4,022,491	4,068,303

Total certificates of deposit	7,423,087	7,514,878

Total interest bearing deposits	$29,985,298	$26,962,563

A summary of certificates of deposit by maturity at June 30, 2018 follows:

(In thousands)
2018	$2,762,840
2019	1,676,796
2020	1,254,178
2021	824,573
2022	528,468
2023 and thereafter	376,232

Total certificates of deposit	$7,423,087

At June 30, 2018, the Corporation had brokered deposits amounting to $ 0.5 billion (December 31, 2017 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $5 million at June 30, 2018 (December 31, 2017 - $4 million).

Note 16—Borrowings

The following table presents the balances of assets sold under agreements to repurchase at June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017
Assets sold under agreements to repurchase	$306,911	$390,921

Total assets sold under agreements to repurchase	$306,911	$390,921

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2018	December 31, 2017
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury securities
Within 30 days	$147,318	$148,516
After 30 to 90 days	64,413	87,357
After 90 days	46,703	43,500

Total U.S. Treasury securities	258,434	279,373

Obligations of U.S. government sponsored entities
Within 30 days	5,152	30,656
After 30 to 90 days	5,000	19,463
After 90 days	6,000	15,937

Total obligations of U.S. government sponsored entities	16,152	66,056

Mortgage-backed securities
Within 30 days	22,642	31,383

Total mortgage-backed securities	22,642	31,383

Collateralized mortgage obligations
Within 30 days	9,683	14,109

Total collateralized mortgage obligations	9,683	14,109

Total	$306,911	$390,921

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017
Advances with the FHLB	$—	$95,000
Others	1,200	1,208

Total other short-term borrowings	$1,200	$96,208

Note: Refer to the Corporation’s 2017 Form 10-K for rates information at December 31, 2017.

The following table presents the composition of notes payable at June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017
Advances with the FHLB with maturities ranging from 2018 through 2029 paying interest at monthly fixed rates ranging from 0.89% to 4.19%	$602,262	$572,307
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest monthly at a floating rate ranging from 0.22% to 0.34% over the 1 month LIBOR	34,164	34,164
Advances with the FHLB with maturities ranging from 2018 through 2019 paying interest quarterly at a floating rate from 0.12% to 0.24% over the 3 month LIBOR	19,724	25,019
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%, net of debt issuance costs of $2,085	447,915	446,873
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327%, net of debt issuance costs of $436	439,364	439,351
Others	18,234	18,642

Total notes payable	$1,561,663	$1,536,356

Note: Refer to the Corporation’s 2017 Form 10-K for rates information at December 31, 2017.

A breakdown of borrowings by contractual maturities at June 30, 2018 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
2018	$300,911	$1,200	$139,597	$441,708
2019	6,000	—	649,793	655,793
2020	—	—	112,035	112,035
2021	—	—	21,877	21,877
2022	—	—	105,175	105,175
Later years	—	—	533,186	533,186

Total borrowings	$306,911	$1,200	$1,561,663	$1,869,774

At June 30, 2018 and December 31, 2017, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.5 billion and $3.9 billion, respectively, of which $656 million and $726 million, respectively, were used. In addition, at June 30, 2018 and December 31, 2017, the Corporation had placed $335 million and $260 million, respectively, of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at June 30, 2018, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.2 billion (2017 - $1.1 billion), which remained unused at June 30, 2018 and December 31, 2017. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17—Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at June 30, 2018 and December 31, 2017.

As of June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$15,763	$—	$15,763	$41	$—	$—	$15,722

Total	$15,763	$—	$15,763	$41	$—	$—	$15,722

As of June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$14,223	$—	$14,223	$41	$—	$—	$14,182
Repurchase agreements	306,911	—	306,911	—	306,911	—	—

Total	$321,134	$—	$321,134	$41	$306,911	$—	$14,182

As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$16,719	$—	$16,719	$121	$—	$—	$16,598

Total	$16,719	$—	$16,719	$121	$—	$—	$16,598

As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$14,431	$—	$14,431	$121	$8	$—	$14,302
Repurchase agreements	390,921	—	390,921	—	390,921	—	—

Total	$405,352	$—	$405,352	$121	$390,929	$—	$14,302

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

Note 18—Stockholders’ equity

As of June 30, 2018, stockholder’s equity totaled $5.3 billion. During the six months ended June 30, 2018, the Corporation declared dividends on its common stock of $ 51.1 million. The quarterly dividend declared to shareholders of record as of the close of business on May 9, 2018, which amounted to $25.6 million, was paid on July 2, 2018.

On July 23, 2018, the Corporation announced that the Corporation’s Board of Directors had authorized a common stock repurchase of up to $125 million. Common stock repurchases may be executed in the open market or in privately negotiated transactions. The timing and exact amount of the share repurchase will be subject to various factors, including the Corporation’s capital position, financial performance and market conditions.

Note 19—Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and six months ended June 30, 2018 and 2017.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended June 30,		Six months ended June 30,
(In thousands)		2018	2017	2018	2017
Foreign currency translation	Beginning Balance	$(42,941)	$(39,817)	$(43,034)	$(39,956)

	Other comprehensive loss	(3,456)	(1,588)	(3,363)	(1,449)

	Net change	(3,456)	(1,588)	(3,363)	(1,449)

	Ending balance	$(46,397)	$(41,405)	$(46,397)	$(41,405)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(202,652)	$(208,769)	$(205,408)	$(211,610)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,286	3,421	6,571	6,842
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	(529)	(580)	(1,058)	(1,160)

	Net change	2,757	2,841	5,513	5,682

	Ending balance	$(199,895)	$(205,928)	$(199,895)	$(205,928)

Unrealized net holding losses on debt securities	Beginning Balance	$(217,179)	$(71,707)	$(102,775)	$(69,003)

	Other comprehensive (loss) income before reclassifications	(33,243)	8,553	(147,647)	5,849
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive loss	—	6,740	—	6,740

	Net change	(33,243)	15,293	(147,647)	12,589

	Ending balance	$(250,422)	$(56,414)	$(250,422)	$(56,414)

Unrealized holding gains on equity securities	Beginning Balance	$—	$650	$605	$685

	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	—	—	(605)	—
	Other comprehensive income before reclassifications	—	37	—	132
	Amounts reclassified from accumulated other comprehensive income for gains on securities	—	(15)	—	(145)

	Net change	—	22	(605)	(13)

	Ending balance	$—	$672	$—	$672

Unrealized net (losses) gains on cash flow hedges	Beginning Balance	$(66)	$(269)	$(40)	$(402)

Other comprehensive (loss) income before reclassifications	(165)	(230)	582	(619)
Amounts reclassified from accumulated other comprehensive (loss) income	153	631	(620)	1,153

Net change	(12)	401	(38)	534

Ending balance	$(78)	$132	$(78)	$132

Total	$(496,792)	$(302,943)	$(496,792)	$(302,943)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2018 and 2017.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended June 30,		Six months ended June 30,
(In thousands)	Consolidated Statements of Operations	2018	2017	2018	2017
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,385)	$(5,606)	$(10,771)	$(11,213)
Amortization of prior service credit	Personnel costs	868	950	1,735	1,900

	Total before tax	(4,517)	(4,656)	(9,036)	(9,313)

	Income tax benefit	1,760	1,815	3,523	3,631

	Total net of tax	$(2,757)	$(2,841)	$(5,513)	$(5,682)

Unrealized holding losses on debt securities
Other-than-temporary impairment	Other-than-temporary impairment losses on available-for-sale debt securities	$—	$(8,299)	$—	$(8,299)

	Total before tax	—	(8,299)	—	(8,299)

	Income tax benefit	—	1,559	—	1,559

	Total net of tax	$—	$(6,740)	$—	$(6,740)

Unrealized holding gains on equity securities
Realized gain on sale of equity securities	Net gain on equity securities	$—	$19	$—	$181

	Total before tax	—	19	—	181

	Income tax expense	—	(4)	—	(36)

	Total net of tax	$—	$15	$—	$145

Unrealized net (losses) gains on cash flow hedges
Forward contracts	Mortgage banking activities	$(250)	$(1,035)	$1,017	$(1,890)

	Total before tax	(250)	(1,035)	1,017	(1,890)

	Income tax benefit (expense)	97	404	(397)	737

	Total net of tax	$(153)	$(631)	$620	$(1,153)

	Total reclassification adjustments, net of tax	$(2,910)	$(10,197)	$(4,893)	$(13,430)

Note 20—Guarantees

At June 30, 2018, the Corporation recorded a liability of $0.4 million (December 31, 2017 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2018, the Corporation serviced $1.4 billion (December 31, 2017 - $1.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2018, the Corporation repurchased approximately $1 million and $9 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2017 - $6 million and $15 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2018, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $57 million (December 31, 2017 - $59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended June 30, 2018 and 2017.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Balance as of beginning of period	$57,425	$51,540	$58,820	$54,489
Provision (reversal) for recourse liability	(9)	2,595	2,991	4,729
Net recoveries (charge-offs)	9	(4,740)	(4,386)	(9,823)

Balance as of end of period	$57,425	$49,395	$57,425	$49,395

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter and six months ended June 30, 2018, BPPR repurchased $1 million and $10 million, respectively, in loans under representation and warranty arrangements (there were no loan repurchases during the same period of the prior year). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2018 and 2017.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Balance as of beginning of period	$11,418	$10,537	$11,742	$10,936
Provision (reversal) for representation and warranties	450	18	298	(381)
Net charge-offs	(715)	(10)	(887)	(10)

Balance as of end of period	$11,153	$10,545	$11,153	$10,545

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2018, the Corporation serviced $16.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2017 - $16.1 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2018, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $88 million (December 31, 2017 - $107 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $149 million at June 30, 2018 and December 31, 2017. In addition, at June 30, 2018 and December 31, 2017, PIHC fully and unconditionally guaranteed on a subordinated basis $427 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 22 to the Consolidated Financial Statements in the 2017 Form 10-K for further information on the trust preferred securities.

Note 21—Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit:
Credit card lines	$4,420,602	$4,303,256
Commercial and construction lines of credit	2,500,468	3,011,673
Other consumer unused credit commitments	252,075	250,029
Commercial letters of credit	3,835	2,116
Standby letters of credit	28,107	33,633
Commitments to originate or fund mortgage loans	31,690	15,297

At June 30, 2018 and December 31, 2017, the Corporation maintained a reserve of approximately $9 million and $10 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

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

Puerto Rico is in the midst of a profound fiscal and economic crisis. In response to such crisis, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”) on June 30, 2016. PROMESA, among other things, (i) established a seven-member federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth, its instrumentalities and municipalities, (ii) requires the Commonwealth (and any instrumentality thereof designated by the Oversight Board as a “covered entity” under PROMESA) to submit its budgets, and if the Oversight Board so requests, a fiscal plan for certification by the Oversight Board, and (iii) established two separate processes for the restructuring of the outstanding obligations of the Commonwealth, its instrumentalities and municipalities: (a) Title VI, a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debts, and (b) Title III, a court-supervised process for a comprehensive restructuring similar to Chapter 9 of the U.S. Bankruptcy Code.

The Oversight Board has designated a number of entities as “covered entities” under PROMESA, including the Commonwealth and all of its instrumentalities. While the Oversight Board has the power to designate any of the Commonwealth’s municipalities as covered entities under PROMESA, it has not done so as of the date hereof. Pursuant to PROMESA, the Oversight Board certified fiscal plans for certain of these “covered entities,” including the Commonwealth, Government Development Bank for Puerto Rico (“GDB”) and several other public corporations in 2017. However, following the passage of Hurricanes Irma and Maria, the Oversight Board requested the submission of new fiscal plans for such entities. The Oversight Board certified revised fiscal plans for the Commonwealth, GDB, the Puerto Rico Highways and Transportation Authority (“HTA”), the Puerto Rico Electric Power Authority (“PREPA”), the Puerto Rico Aqueduct and Sewer Authority and the University of Puerto Rico in 2018. Both last year’s fiscal plans and the new certified fiscal plans indicate that the applicable government entities are unable to pay their outstanding obligations as currently scheduled, thus recognizing a need for a significant debt restructuring and/or write downs.

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court for the District of Puerto Rico to restructure the Commonwealth’s obligations under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, HTA and PREPA. The Oversight Board has also authorized GDB to pursue a restructuring of its financial indebtedness under Title VI of PROMESA. As of the date hereof, these entities are the only entities for which the Oversight Board has sought to use the restructuring authority provided by PROMESA. However, the Oversight Board may use the restructuring authority of Title III or Title VI of PROMESA for other Commonwealth government entities, including its municipalities, in the future.

At June 30, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $481 million, which was fully outstanding at quarter-end (compared to a direct exposure of approximately $484 million, which was fully outstanding at December 31, 2017). Of this amount, $434 million consists of loans and $47 million are securities ($435 million and $49 million at December 31, 2017). The entire amount outstanding at June 30, 2018 was obligations from various Puerto Rico municipalities. In most cases, these are “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2018, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 2, 2018 the Corporation received principal payments amounting to $23 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$4	$—	$4	$4
After 5 to 10 years	9	—	9	9
After 10 years	47	—	47	47

Total Central Government	60	—	60	60

Government Development Bank (GDB)
Within 1 year	3	—	3	3

Total Government Development Bank (GDB)	3	—	3	3

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	4	—	4	4

Total Puerto Rico Highways and Transportation Authority	4	—	4	4

Municipalities
Within 1 year	3,445	9,454	12,899	12,899
After 1 to 5 years	16,195	196,369	212,564	212,564
After 5 to 10 years	26,140	106,573	132,713	132,713
After 10 years	1,025	122,038	123,063	123,063

Total Municipalities	46,805	434,434	481,239	481,239

Total Direct Government Exposure	$46,872	$434,434	$481,306	$481,306

In addition, at June 30, 2018, the Corporation had $378 million in loans or securities issued or guaranteed by Puerto Rico governmental entities whose principal source of repayment is non-governmental. In such obligations, the Puerto Rico government entity guarantees any shortfall in collateral in the event of borrower default ($386 million at December 31, 2017). These included $303 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2017 - $310 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serve to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. Also, at June 30, 2018 and December 31, 2017, the Corporation had $44 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides a guarantee to cover shortfalls, $7 million in pass-through securities issued by HFA that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $24 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties at June 30, 2018 (December 31, 2017—$25 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current Legal Proceedings ranges from $0 to approximately $26.4 million as of June 30, 2018. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Perez Dĺaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A hearing on the request for preliminary injunction and other matters was held on February 15, 2017, as a result of which plaintiffs withdrew their request for preliminary injunctive relief. A motion for dismissal on the merits, which the Defendant Insurance Companies filed shortly before hearing, was denied with a right to replead following limited targeted discovery. On March 24, 2017, the Popular Defendants filed a certiorari petition with the Puerto Rico Court of Appeals seeking a review of the lower court’s denial of the motion to dismiss. The Court of Appeals denied the Popular Defendant’s request, and the Popular Defendants appealed this determination to the Puerto Rico Supreme Court, which declined review. Separately, a class certification hearing was held in June and the Court requested post-hearing briefs on this issue. On October 26, 2017, the Court entered an order whereby it broadly certified the class. At a hearing held on November 2, 2017, the Court encouraged the parties to reach agreement on discovery and class notification procedures. The Court further allowed defendants until January 4, 2018 to answer the complaint. On December 21, 2017, the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which plaintiffs opposed on January 9, 2018. On March 4, 2018, the Court of Appeals declined to entertain the certiorari petition. Plaintiffs sought to amend the complaint and defendants filed an answer thereto. A follow-up hearing was held on March 6, 2018 where discovery procedures were discussed; another hearing is set for August 2018. The case is now in its discovery stage.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs essentially contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). Between late March and early April, co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief. A co-defendant filed a third-party Complaint against Antilles Insurance Company. A preliminary injunction and class certification hearing originally scheduled for April 6th was subsequently postponed, pending resolution of the motions to dismiss. On July 31, 2017, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment and, on March 21, 2018, the Court of Appeals reversed the Court of First Instance’s dismissal. On May 18, 2018, defendants each filed Petitions of Certiorari to the Puerto Rico Supreme Court. The Petitions of Certiorari were all denied on June 26, 2018 and all parties but BPPR filed a timely Motion for Reconsideration of such denial. Those Motions for Reconsideration are still pending.

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

BPPR has also been named a defendant in two separate putative class actions captioned Costa Dorada Apartment Corp., et al. v. Banco Popular de Puerto Rico, et al., and Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of commercial and residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (dual tracking), all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. They demand approximately $1 billion (in Costa Dorada) and unspecified damages (in Saad Maura). Banco Popular was never served with summons in relation to the Costa Dorada Matter and Plaintiffs filed a notice of voluntary dismissal on March 12, 2018. On January 3, 2018, plaintiffs in the Saad Maura case requested that Banco Popular waive service of process, which it agreed to do on February 1, 2018. BPPR subsequently filed a motion to dismiss the complaint on the same grounds as those asserted in the Gonzalez Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification. These motions are still pending.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary creditor in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand in excess of $30 million in damages and the annulment of their mortgage deeds. BPPR extended plaintiffs three consecutive six-month payment forbearances, the last of which is still in effect, and has recently engaged in preliminary settlement discussions with plaintiffs. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement. The FDIC filed a Notice of Removal to the United States District Court (“USDC”) on March 27, 2018, and, on April 11th, the state court stayed these proceedings in response thereto. On April 13, 2018, the FDIC requested the USDC to stay the proceedings until Plaintiffs have exhausted administrative remedies. This motion is still pending, along with several motions for remand to state court filed by plaintiffs.

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

Separately, in July 2017, management learned that certain letters generated by the Corporation to comply with Consumer Financial Protection Bureau (“CFPB”) rules requiring written notification to borrowers who have submitted a loss mitigation application were not mailed to borrowers over a period of up to approximately three-years due to a systems interface error. Loss mitigation is a process whereby creditors work with mortgage loan borrowers who are having difficulties making their loan payments on their debt. The loss mitigation process applies both to mortgage loans held by the Corporation and to mortgage loans serviced by the Corporation for third parties. The Corporation has corrected the systems interface error that caused the letters not to be sent.

The Corporation notified applicable regulators and conducted a review of its mortgage files to assess the scope of potential customer impact. The review has been completed. The review found that while the mailing error extended to approximately 23,000 residential mortgage loans (approximately 50% of which are serviced by the Corporation for third parties), the number of borrowers actually harmed by the mailing error was substantially lower. This was due to, among other things, the fact that the Corporation regularly uses means other than the mail to communicate with borrowers, including email and hand delivery of written notices at our mortgage servicing centers or bank branches. Importantly, more than half of all borrowers potentially subject to such error actually closed on a loss mitigation alternative.

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

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 130 arbitration proceedings with aggregate claimed amounts of approximately $255 million, including one arbitration with claimed damages of approximately $78 million in which another Puerto Rico broker-dealer is a co-defendant. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle such claims rather than expend the money and resources required to see such cases to completion. The Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds, including bonds issued by COFINA and GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

Subpoenas for Production of Documents in relation to PROMESA Title III Proceedings

Popular Securities has, together with Popular, Inc. and BPPR (collectively, the “Popular Companies”) filed an appearance in connection with the Commonwealth of Puerto Rico’s pending Title III bankruptcy proceeding. Its appearance was prompted by a request by the Commonwealth’s Unsecured Creditors’ Committee (“UCC”) to allow a broad discovery program under Rule 2004 to investigate, among other things, the causes of the Puerto Rico financial crisis. The Rule 2004 request sought broad discovery not only from the Popular Companies, but also from Banco Santander de Puerto Rico (“Santander”) and others, spanning in excess of eleven (11) years. The PROMESA Oversight Board, as well as the Popular Companies and Santander, opposed the UCC’s request. Magistrate Dein denied the UCC’s request without prejudice to allow the law firm of Kobre & Kim to carry out its own independent investigation on behalf of the PROMESA Oversight Board.

The Popular Companies have separately been served with additional requests for the preservation and voluntary production of certain documents and witnesses from the UCC and the COFINA Agents in connection with the COFINA-Commonwealth adversary complaint, as well as from the Oversight Board’s Independent Investigator, Kobre & Kim, with respect to its ongoing independent investigation. The Popular Companies are cooperating with all such requests but have asked that such requests be submitted in the form of a subpoena to address privacy and confidentiality considerations pertaining to some of the documents involved in the production. At a hearing held on July 25th, 2018, Judge Swain ratified Kobre & Kim’s exit plan with respect to documents gathered in the course of its independent investigation, including those materials produced by the Popular Companies. Kobre & Kim’s final report is due in August 2018.

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

A motion to dismiss was filed on September 9, 2013. After several procedural steps that included a ruling partially granting PB’s motion to dismiss and the filing of an amended complaint that was also partially dismissed, on August 12, 2015, Plaintiffs filed a second amended complaint. On September 17, 2015, PB filed a motion to dismiss the second amended complaint and on February 18, 2016, the Court granted it in part and denied it in part, dismissing plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PB filed an answer to the second amended complaint. On April 7, 2016, PB filed a notice of appeal on the partial denial of PB’s motion to dismiss and after briefing and the holding of oral argument, on April 25, 2017, the Appellate Division issued an order denying PB’s appeal. On November 13, 2017, the parties reached an agreement in principle. Under this agreement, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of defendant, an amount up to $5.2 million will be paid to qualified claimants. In March 2018, the Court entered an order for the preliminary approval of the settlement. On July 23, 2018, the claims process closed and, on August 6, 2018, the Court granted its final approval of the settlement agreement.

Eugene Duncan v. Popular North America

Popular North America was named a defendant in a putative class action complaint captioned Duncan v. Popular North America, filed on January 29, 2018 in the United States District Court for the Eastern District of New York. The complaint generally asserted that Popular North America (“PNA”) failed to design, construct, maintain and operate its website to be fully accessible to and independently usable by plaintiff and other blind or visually-impaired people, and that PNA’s denial of full and equal access to its website, and therefore to its products and services, violates the Americans with Disabilities Act. Plaintiff sought a permanent injunction to cause a change in defendant’s allegedly unlawful corporate policies, practices and procedures so that its website becomes and remains accessible to blind and visually impaired customers. The parties reached a final settlement regarding this matter in the second quarter of 2018.

Note 22—Non-consolidated variable interest entities

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at June 30, 2018 and December 31, 2017, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017
Assets
Servicing assets:
Mortgage servicing rights	$132,404	$132,692

Total servicing assets	$132,404	$132,692

Other assets:
Servicing advances	$35,184	$47,742

Total other assets	$35,184	$47,742

Total assets	$167,588	$180,434

Maximum exposure to loss	$167,588	$180,434

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $11.0 billion at June 30, 2018 (December 31, 2017—$11.7 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2018 and December 31, 2017, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at June 30, 2018 and December 31, 2017.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Assets
Other assets:
Equity investment	$6,887	$7,199	$6,443	$12,874

Total assets	$6,887	$7,199	$6,443	$12,874

Liabilities

Deposits	$(831)	$(20)	$(10,625)	$(10,501)

Total liabilities	$(831)	$(20)	$(10,625)	$(10,501)

Total net assets	$6,056	$7,179	$(4,182)	$2,373

Maximum exposure to loss	$6,056	$7,179	$—	$2,373

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2018 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2018.

Note 23—Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2018, the Corporation’s stake in EVERTEC was 16.03%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

During the six months ended June 30, 2018, there were no dividend distributions received by the Corporation from its investments in EVERTEC’s holding company (June 30, 2017 - $ 2.3 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	June 30, 2018	December 31, 2017
Equity investment in EVERTEC	$55,347	$47,532

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2018 and December 31, 2017. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2018	December 31, 2017
Accounts receivable (Other assets)	$6,527	$6,830
Deposits	(20,924)	(22,284)
Accounts payable (Other liabilities)	(3,257)	(2,040)

Net total	$(17,654)	$(17,494)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2018 and 2017.

(In thousands)	Quarter ended June 30, 2018	Six months ended June 30, 2018
Share of income from the investment in EVERTEC	$3,200	$6,904
Share of other changes in EVERTEC’s stockholders’ equity	506	635

Share of EVERTEC’s changes in equity recognized in income	$3,706	$7,539

(In thousands)	Quarter ended June 30, 2017	Six months ended June 30, 2017
Share of income from the investment in EVERTEC	$3,243	$6,943
Share of other changes in EVERTEC’s stockholders’ equity	1,049	1,668

Share of EVERTEC’s changes in equity recognized in income	$4,292	$8,611

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2018 and 2017. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended June 30, 2018	Six months ended June 30, 2018	Category
Interest expense on deposits	$(14)	$(25)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	8,472	16,454	Other service fees
Rental income charged to EVERTEC	1,751	3,516	Net occupancy
Processing fees on services provided by EVERTEC	(48,525)	(94,083)	Professional fees
Other services provided to EVERTEC	291	605	Other operating expenses

Total	$(38,025)	$(73,533)

(In thousands)	Quarter ended June 30, 2017	Six months ended June 30, 2017	Category
Interest expense on deposits	$(12)	$(21)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,929	15,595	Other service fees
Rental income charged to EVERTEC	1,623	3,382	Net occupancy
Processing fees on services provided by EVERTEC	(46,064)	(88,434)	Professional fees
Other services provided to EVERTEC	343	609	Other operating expenses

Total	$(36,181)	$(68,869)

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

(In thousands)	June 30, 2018	December 31, 2017
Equity investment in PRLP 2011 Holdings, LLC	$6,887	$7,199

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017
Deposits (non-interest bearing)	$(831)	$(20)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PRLP 2011 Holdings, LLC for the quarters and six months ended June 30, 2018 and 2017.

(In thousands)	Quarter ended June 30, 2018	Six months ended June 30, 2018
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(53)	$(312)

(In thousands)	Quarter ended June 30, 2017	Six months ended June 30, 2017
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(398)	$(909)

No capital distributions were received by the Corporation from its investment in PRLP 2011 Holdings, LLC during the six months ended June 30, 2018 and 2017. There were no transactions between the Corporation and PRLP 2011 Holdings, LLC during the quarters ended June 30, 2018 and 2017.

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

(In thousands)	June 30, 2018	December 31, 2017
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$6,443	$12,874

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC at June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017
Deposits	$(10,625)	$(10,501)

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarters and six months ended June 30, 2018 and 2017.

(In thousands)	Quarter ended June 30, 2018	Six months ended June 30, 2018
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(53)	$(5,409)

(In thousands)	Quarter ended June 30, 2017	Six months ended June 30, 2017
Share of income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$302	$149

During the six months ended June 30, 2018, the Corporation received $ 1.0 million in capital distributions from its investment in PR Asset Portfolio 2013-1 International, LLC (June 30, 2017—$ 3.4 million). The Corporation received $0.7 million in dividend distributions during the six months ended June 30, 2017, which were declared by PR Asset Portfolio 2013-1 International, LLC during the quarter ended December 31, 2016. The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2018 and 2017.

(In thousands)	Quarter ended June 30, 2018	Six months ended June 30, 2018	Category
Interest expense on deposits	(5)	(11)	Interest expense

Total	$(5)	$(11)

(In thousands)	Quarter ended June 30, 2017	Six months ended June 30, 2017	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$—	$9	Interest income
Interest expense on deposits	(11)	(15)	Interest expense

Total	$(11)	$(6)

Centro Financiero BHD León

At June 30, 2018, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2018, the Corporation recorded $ 15.8 million in earnings from its investment in BHD Leon (June 30, 2017—$ 11.8 million), which had a carrying amount of $ 134.3 million at June 30, 2018 (December 31, 2017—$ 135.0 million). As of December 31, 2016, BPPR had extended a credit facility of $ 50 million to BHD León with an outstanding balance of $ 25 million. This credit facility was repaid and expired during March 2017. On December 2017, BPPR extended a credit facility of $ 40 million to BHD León. This credit facility was repaid during the quarter ended March 31, 2018. The Corporation received $ 12.6 million in dividend distributions during the six months ended June 30, 2018 from its investment in BHD Leon (June 30, 2017—$ 11.8 million).

On June 30, 2017, BPPR extended an $8 million credit facility to Grupo Financiero Leon, S.A. Panamá (“GFL”), a shareholder of BHD Leon. The sources of repayment for this loan were the dividends to be received by GFL from its investment in BHD Leon. BPPR’s credit facility ranked pari passu with another $8 million credit facility extended to GFL by BHD International Panama, an affiliate of BHD Leon. This credit facility was repaid during the quarter ended June 30, 2018.

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

For the six months ended June 30, 2018 administrative fees charged to these investment companies amounted to $ 3.4 million (June 30, 2017 - $ 3.9 million) and waived fees amounted to $ 1.1 million (June 30, 2017 - $ 1.1 million), for a net fee of $ 2.3 million (June 30, 2017 - $ 2.8 million).

The Corporation, through its subsidiary Banco Popular de Puerto Rico, has also entered into lines of credit facilities with these companies. As of June 30, 2018, the available lines of credit facilities amounted to $341 million (December 31, 2017 - $356 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those Puerto Rico investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At June 30, 2018 there was no outstanding balance for these credit facilities.

Note 24—Fair value measurement

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

At June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$552,388	$4,424,577	$—	$4,976,965
Obligations of U.S. Government sponsored entities	—	531,876	—	531,876
Obligations of Puerto Rico, States and political subdivisions	—	6,643	—	6,643
Collateralized mortgage obligations—federal agencies	—	809,669	—	809,669
Mortgage-backed securities	—	4,214,912	1,264	4,216,176
Other	—	681	—	681

Total debt securities available-for-sale	$552,388	$9,988,358	$1,264	$10,542,010

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$4,956	$—	$—	$4,956
Obligations of Puerto Rico, States and political subdivisions	—	180	—	180
Collateralized mortgage obligations	—	50	670	720
Mortgage-backed securities	—	32,256	43	32,299
Other	—	2,976	506	3,482

Total trading account debt securities, excluding derivatives	$4,956	$35,462	$1,219	$41,637

Equity securities	$—	$12,798	$—	$12,798
Mortgage servicing rights	—	—	164,025	164,025
Derivatives	—	15,763	—	15,763

Total assets measured at fair value on a recurring basis	$557,344	$10,052,381	$166,508	$10,776,233

Liabilities
Derivatives	$—	$(14,223)	$—	$(14,223)

Total liabilities measured at fair value on a recurring basis	$—	$(14,223)	$—	$(14,223)

At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$503,385	$3,424,779	$—	$3,928,164
Obligations of U.S. Government sponsored entities	—	608,933	—	608,933
Obligations of Puerto Rico, States and political subdivisions	—	6,609	—	6,609
Collateralized mortgage obligations—federal agencies	—	943,753	—	943,753
Mortgage-backed securities	—	4,687,374	1,288	4,688,662
Other	—	802	—	802

Total debt securities available-for-sale	$503,385	$9,672,250	$1,288	$10,176,923

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$261	$—	$—	$261
Obligations of Puerto Rico, States and political subdivisions	—	159	—	159
Collateralized mortgage obligations	—	—	529	529
Mortgage-backed securities	—	29,237	43	29,280
Other	—	2,988	529	3,517

Total trading account debt securities, excluding derivatives	$261	$32,384	$1,101	$33,746

Equity securities	$—	$11,076	$—	$11,076
Mortgage servicing rights	—	—	168,031	168,031
Derivatives	—	16,719	—	16,719

Total assets measured at fair value on a recurring basis	$503,646	$9,732,429	$170,420	$10,406,495

Liabilities
Derivatives	$—	$(14,431)	$—	$(14,431)
Contingent consideration	—	—	(164,858)	(164,858)

Total liabilities measured at fair value on a recurring basis	$—	$(14,431)	$(164,858)	$(179,289)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and six months ended June 30, 2018 and 2017 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Six months ended June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$84,075	$84,075	$(18,767)
Other real estate owned[2]	—	—	33,457	33,457	(6,967)
Other foreclosed assets[2]	—	—	2,597	2,597	(970)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$120,129	$120,129	$(26,704)

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

Six moths ended June 30, 2017
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2018 and 2017.

Quarter ended June 30, 2018
(In thousands)	MBS classified as debt securities available- for-sale	CMOs classified as trading account debt securities	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets	Contingent consideration[1]	Total liabilities
Balance at March 31, 2018	$1,263	$488	$43	$519	$166,281	$168,594	$(170,970)	$(170,970)
Gains (losses) included in earnings	—	6	—	(13)	(4,622)	(4,629)	—	—
Gains (losses) included in OCI	1	—	—	—	—	1	—	—
Additions	—	237	—	—	2,366	2,603	—	—
Settlements	—	(61)	—	—	—	(61)	170,970	170,970

Balance at June 30, 2018	$1,264	$670	$43	$506	$164,025	$166,508	$—	$—

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2018	$—	$6	$—	$6	$—	$12	$—	$—

[1]

Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation’s loss share arrangement ahead of their contractual maturities. Refer to Note 9 for additional information.

Six months ended June 30, 2018
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration[1]	Total liabilities
Balance at January 1, 2018	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	—	6	—	(23)	(8,929)	(8,946)	(6,112)	(6,112)
Gains (losses) included in OCI	2	—	—	—	—	2	—	—
Additions	—	253	—	—	4,923	5,176	—	—
Settlements	(26)	(118)	—	—	—	(144)	170,970	170,970

Balance at June 30, 2018	$1,264	$670	$43	$506	$164,025	$166,508	$—	$—

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2018	$—	$6	$—	$11	$—	$17	$—	$—

[1]

Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation’s loss share arrangement ahead of their contractual maturities. Refer to Note 9 for additional information.

Quarter ended June 30, 2017
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

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and six months ended June 30, 2018. There were no transfers in and /or out Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter June 30, 2017. During the six months ended June 30, 2017, certain MBS amounting to $88 thousand, were transferred from Level 3 to Level 2 due to a change in valuation technique from an internally-prepared pricing matrix to a bond’s theoretical value.

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2018 and 2017 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2018		Six months ended June 30, 2018
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
FDIC loss share expense	$—	$—	$(6,112)	$—
Mortgage banking activities	(4,622)	—	(8,929)	—
Trading account profit (loss)	(7)	12	(17)	17

Total	$(4,629)	$12	$(15,058)	$17

	Quarter ended June 30, 2017		Six months ended June 30, 2017
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
FDIC loss share expense	$(3,125)	$(3,125)	$(10,510)	$(10,510)
Mortgage banking activities	(8,046)	(2,899)	(14,000)	(3,622)
Trading account profit (loss)	(31)	14	(97)	(8)

Total	$(11,202)	$(6,010)	$(24,607)	$(14,140)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at June 30, 2018		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s—trading	$670		Discounted cash flow model	Weighted average life	2.0 years (1.4—2.2 years)
				Yield	3.8% (3.7%—4.2%)
				Prepayment speed	19.3% (16.6%—21.4%)
Other—trading	$506		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.2%
				Prepayment speed	10.8%
Mortgage servicing rights	$164,025		Discounted cash flow model	Prepayment speed	4.7% (0.2%—15.9%)
				Weighted average life	7.1 years (0.1—16.6 years)
				Discount rate	11.2% (9.5%—15.0%)
Loans held-in-portfolio	$76,984	[1]	External appraisal	Haircut applied on
				external appraisals	12.1% (10.0%-15.0%)
Other real estate owned	$30,053	[2]	External appraisal	Haircut applied on
				external appraisals	23.7% (15.0%—30.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 25—Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2018 and December 31, 2017, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed from those disclosed in the 2017 Form 10-K.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

June 30, 2018
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$400,568	$400,568	$—	$—	$400,568
Money market investments	8,628,442	8,617,121	11,321	—	8,628,442
Trading account debt securities, excluding derivatives[1]	41,637	4,956	35,462	1,219	41,637
Debt securities available-for-sale[1]	10,542,010	552,388	9,988,358	1,264	10,542,010
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$90,928	$—	$—	$93,390	$93,390
Collateralized mortgage obligation-federal agency	61	—	—	65	65
Trust preferred securities	13,198	—	13,198	—	13,198
Other	750	—	743	—	743

Total debt securities held-to-maturity	$104,937	$—	$13,941	$93,455	$107,396

Equity securities:
FHLB stock	$56,099	$—	$56,099	$—	$56,099
FRB stock	88,817	—	88,817	—	88,817
Other investments	14,101	—	12,798	5,602	18,400

Total equity securities	$159,017	$—	$157,714	$5,602	$163,316

Loans held-for-sale	$73,859	$—	$—	$74,719	$74,719
Loans not covered under loss sharing agreement with the FDIC	23,965,498	—	—	21,825,495	21,825,495
Mortgage servicing rights	164,025	—	—	164,025	164,025
Derivatives	15,763	—	15,763	—	15,763

June 30, 2018
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$31,954,476	$—	$31,954,476	$—	$31,954,476
Time deposits	7,423,085	—	7,220,074	—	7,220,074

Total deposits	$39,377,561	$—	$39,174,550	$—	$39,174,550

Assets sold under agreements to repurchase	$306,911	$—	$306,941	$—	$306,941
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$656,150	$—	$649,118	$—	$649,118
Unsecured senior debt securities	447,915	—	460,463	—	460,463
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,364	—	416,875	—	416,875
Others	18,234	—	—	18,234	18,234

Total notes payable	$1,561,663	$—	$1,526,456	$18,234	$1,544,690

Derivatives	$14,223	$—	$14,223	$—	$14,223

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$402,857	$402,857	$—	$—	$402,857
Money market investments	5,255,119	5,245,346	9,773	—	5,255,119
Trading account debt securities, excluding derivatives[1]	33,746	261	32,384	1,101	33,746
Debt securities available-for-sale[1]	10,176,923	503,385	9,672,250	1,288	10,176,923
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$92,754	$—	$—	$83,239	$83,239
Collateralized mortgage obligation-federal agency	67	—	—	71	71
Trust preferred securities	13,198	—	13,198	—	13,198
Other	1,000	—	750	243	993

Total debt securities held-to-maturity	$107,019	$—	$13,948	$83,553	$97,501

Equity securities:
FHLB stock	$57,819	$—	$57,819	$—	$57,819
FRB stock	94,308	—	94,308	—	94,308
Other investments	12,976	—	11,076	5,214	16,290

Total equity securities	$165,103	$—	$163,203	$5,214	$168,417

Loans held-for-sale	$132,395	$—	$—	$134,839	$134,839
Loans not covered under loss sharing agreement with the FDIC	23,702,612	—	—	21,883,003	21,883,003
Loans covered under loss sharing agreements with the FDIC	484,030	—	—	465,893	465,893
FDIC loss share asset	45,192	—	—	33,323	33,323
Mortgage servicing rights	168,031	—	—	168,031	168,031
Derivatives	16,719	—	16,719	—	16,719

	December 31, 2017
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$27,938,630	$—	$27,938,630	$—	$27,938,630
Time deposits	7,514,878	—	7,381,232	—	7,381,232

Total deposits	$35,453,508	$—	$35,319,862	$—	$35,319,862

Assets sold under agreements to repurchase	$390,921	$—	$390,752	$—	$390,752
Other short-term borrowings[2]	$96,208	$—	$96,208	$—	$96,208
Notes payable:
FHLB advances	$631,490	$—	$628,839	$—	$628,839
Unsecured senior debt	446,873	—	463,554	—	463,554
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,351	—	406,883	—	406,883
Others	18,642	—	—	18,642	18,642

Total notes payable	$1,536,356	$—	$1,499,276	$18,642	$1,517,918

Derivatives	$14,431	$—	$14,431	$—	$14,431

Contingent consideration	$164,858	$—	$—	$164,858	$164,858

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at June 30, 2018 and December 31, 2017 is $7.2 billion and $7.6 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at June 30, 2018 and December 31, 2017 is $32 million and $36 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26—Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2018 and 2017:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2018	2017	2018	2017
Net income	$279,783	$96,226	$371,107	$189,171
Preferred stock dividends	(931)	(931)	(1,862)	(1,862)

Net income applicable to common stock	$278,852	$95,295	$369,245	$187,309

Average common shares outstanding	101,892,402	101,601,552	101,794,914	102,263,593
Average potential dilutive common shares	139,553	107,151	137,563	123,653

Average common shares outstanding—assuming dilution	102,031,955	101,708,703	101,932,477	102,387,246

Basic EPS	$2.74	$0.94	$3.63	$1.83

Diluted EPS	$2.73	$0.94	$3.62	$1.83

For the quarter and six months ended June 30, 2018, the Corporation calculated the impact of potential dilutive common shares under the treasury method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2017. For a discussion of the calculation under the treasury stock method, refer to Note 35 of the Consolidated Financial Statements included in the 2017 Form 10-K.

For the quarters and six months ended June 30, 2018 and 2017, there were no stock options outstanding.

Note 27—Revenue from contracts with customers

The following tables present the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and six months ended June 30, 2018 and 2017:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2018		2018
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$33,776	$3,326	$66,955	$6,602
Other service fees:
Debit card fees	11,425	259	22,820	502
Insurance fees, excluding reinsurance	8,650	833	15,887	1,455
Credit card fees, excluding late fees and membership fees	18,681	237	35,484	477
Sale and administration of investment products	5,020	—	10,375	—
Trust fees	5,218	—	10,559	—

Total revenue from contracts with customers [1]	$82,770	$4,655	$162,080	$9,036

[1]	The amounts include intersegment transactions of $1.3 million and $1.7 million, respectively, for the quarter and six months ended June 30, 2018.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2017		2017
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$37,730	$3,343	$74,006	$6,603
Other service fees:
Debit card fees	11,341	235	22,683	436
Insurance fees, excluding reinsurance	8,958	860	16,315	1,442
Credit card fees, excluding late fees and membership fees	15,480	248	29,864	432
Sale and administration of investment products	5,799	—	10,881	—
Trust fees	5,111	—	10,148	—

Total revenue from contracts with customers [1]	$84,419	$4,686	$163,897	$8,913

[1]	The amounts include intersegment transactions of $1.5 million and $1.7 million, respectively, for the quarter and six months ended June 30, 2017.

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

Note 28—FDIC loss share income (expense)

The caption of FDIC loss-share income (expense) in the Consolidated Statements of Operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Accretion (amortization)	$—	$147	$(934)	$(629)
80% mirror accounting on credit impairment losses	—	2,126	104	2,274
80% mirror accounting on reimbursable expenses	—	723	537	1,644
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	—	(400)	(1,658)	4,433
Change in true-up payment obligation	—	(3,125)	(6,112)	(10,510)
Gain on FDIC loss-share Termination Agreement[1]	102,752	—	102,752	—
Other	—	54	36	(5,944)

Total FDIC loss-share income (expense)	$102,752	$(475)	$94,725	$(8,732)

[1]	Refer to Note 9 for additional information of the Termination Agreement with the FDIC.

Note 29—Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended June 30,		Quarters ended June 30,
(In thousands)	2018	2017	2018	2017
Other operating expenses:
Interest cost	$6,029	$6,120	$344	$352
Expected return on plan assets	(9,551)	(10,186)	(509)	(502)
Amortization of net loss	4,715	5,053	349	411

Total net periodic pension cost (benefit)	$1,193	$987	$184	$261

	Pension Plans		Benefit Restoration Plans
	Six months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Other operating expenses:
Interest cost	$12,058	$12,240	$688	$705
Expected return on plan assets	(19,101)	(20,372)	(1,018)	(1,005)
Amortization of net loss	9,431	10,107	699	822

Total net periodic pension cost (benefit)	$2,388	$1,975	$369	$522

During the quarter ended June 30, 2018 the Corporation made a contribution to the pension and benefit restoration plans of $59 thousand. The total contributions expected to be paid during the year 2018 for the pension and benefit restoration plans amount to approximately $235 thousand.

During the quarters ended June 30, 2018 and 2017, there is no service cost recognized as part of the net periodic pension cost since the accrual of benefits for all participants has been frozen. As part of the implementation of ASU 2017-07, the other components of net periodic pension cost were reclassified from “Personnel costs” to “Other operating expenses” in the consolidated statement of operations in the amount of $1.2 million for the quarter ended June 30, 2017 and $2.5 million for the six months ended June 30, 2017.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Personnel Costs:
Service cost	$257	$256	$514	$513
Other operating expenses:
Interest cost	1,390	1,426	2,780	2,851
Amortization of prior service cost	(868)	(950)	(1,735)	(1,900)
Amortization of net loss	321	142	641	284

Total postretirement cost	$1,100	$874	$2,200	$1,748

Contributions made to the postretirement benefit plan for the quarter ended June 30, 2018 amounted to approximately $1.3 million. The total contributions expected to be paid during the year 2018 for the postretirement benefit plan amount to approximately $6.3 million.

As part of the implementation of ASU 2017-07, the other components of net periodic postretirement benefit cost other than the service cost components were reclassified from “Personnel costs” to “Other operating expenses” in the consolidated statement of operations in the amount of $0.6 million for the quarter ended June 30, 2017 and $1.2 million for the six months ended June 30, 2017.

Note 30—Stock-based compensation

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	383,982	$26.35
Granted	212,200	42.57
Performance Shares Quantity Adjustment	(232,989)	29.10
Vested	(67,853)	48.54

Non-vested at December 31, 2017	295,340	$30.75
Granted	227,720	45.48
Performance Shares Quantity Adjustment	160,693	30.24
Vested	(280,733)	34.48
Forfeited	(2,326)	33.07

Non-vested at June 30, 2018	400,694	$36.29

During the quarter ended June 30, 2018, 70,690 shares of restricted stock (June 30, 2017—74,037) were awarded to management under the Incentive Plan. During the quarters ended June 30, 2018 and 2017, no performance shares were awarded to management under the Incentive Plan. For the six months ended June 30, 2018, 155,306 shares of restricted stock (June 30, 2017 – 138,516) and 72,414 performance shares (June 30, 2017— 73,684) were awarded to management under the incentive plan.

During the quarter ended June 30, 2018, the Corporation recognized $2.1 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.4 million (June 30, 2017 - $1.9 million, with a tax benefit of $0.5 million). For the six months ended June 30, 2018, the Corporation recognized $4.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.8 million (June 30, 2017 - $3.8 million, with a tax benefit of $0.6 million). For the six months ended June 30, 2018, the fair market value of the restricted stock and performance shares vested was $6 million at grant date and $8 million at vesting date. This triggers a windfall of $0.7 million that was recorded as a reduction on income tax expense. During the quarter ended June 30, 2018 the Corporation recognized $0.6 million of performance shares expense, with a tax benefit of $12 thousand (June 30, 2017 - $0.3 million, with a tax benefit of $42 thousand). For the six months ended June 30, 2018, the Corporation recognized $3.2 million of performance shares expense, with a tax benefit of $0.3 million (June 30, 2017 - $2.1 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2018 was $9.6 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	—	$—
Granted	25,771	38.42
Vested	(25,771)	38.42
Forfeited	—	—

Non-vested at December 31, 2017	—	$—
Granted	22,394	46.90
Vested	(22,394)	46.90
Forfeited	—	—

Non-vested at June 30, 2018	—	$—

During the quarter ended June 30, 2018, the Corporation granted 22,394 shares of restricted stock to members of the Board of Directors of Popular, Inc (June 30, 2017 - 25,771). During this period, the Corporation recognized $1.2 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.2 million (June 30, 2017 - $0.3 million, with a tax benefit of $36 thousand). For the six months ended June 30, 2018, the Corporation granted 22,394 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2017 – 25,771). During this period, the Corporation recognized $1.5 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.2 million (June 30, 2017 - $0.6 million, with a tax benefit of $68 thousand). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2018 for directors was $1.1 million.

Note 31—Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2018		June 30, 2017
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$97,977	39%	$51,464	39%
Net benefit of tax exempt interest income	(22,407)	(9)	(18,841)	(14)
Deferred tax asset valuation allowance	4,186	2	5,064	4
Difference in tax rates due to multiple jurisdictions	(2,238)	(1)	(831)	(1)
Effect of income subject to preferential tax rate[1]	(103,008)	(41)	(3,493)	(3)
State and local taxes	1,718	1	1,585	1
Others	(4,788)	(2)	784	1

Income tax (benefit) expense	$(28,560)	(11)%	$35,732	27%

[1]	For the quarter ended June 30, 2018, includes the impact of the Tax Closing Agreement entered into in connection with the Westernbank FDIC-assisted Transaction.

	Six months ended
	June 30, 2018		June 30, 2017
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$142,234	39%	$100,585	39%
Net benefit of tax exempt interest income	(45,400)	(12)	(36,845)	(14)
Deferred tax asset valuation allowance	11,412	3	10,120	4
Difference in tax rates due to multiple jurisdictions	(5,197)	(2)	(1,790)	(1)
Effect of income subject to preferential tax rate[1]	(106,056)	(29)	(6,512)	(2)
State and local taxes	3,081	1	2,864	1
Others	(6,479)	(2)	316	—

Income tax (benefit) expense	$(6,405)	(2)%	$68,738	27%

[1]	For the six months ended June 30, 2018, includes the impact of the Tax Closing Agreement entered into in connection with the Westernbank FDIC-assisted Transaction.

The income tax benefit of $28.6 million reflects the impact of the Termination Agreement with the FDIC, discussed in Note 9. In June 2012, the Puerto Rico Department of the Treasury and the Corporation entered into a Tax Closing Agreement (the “Tax Closing Agreement”) to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. The Tax Closing Agreement provides that these loans are capital assets and any principal amount collected in excess of the amount paid for such loans will be taxed as a capital gain. The Tax Closing Agreement further provides that the Corporation’s tax liability upon the termination of the Shared-Loss Agreements be calculated based on the “deemed sale” of the underlying loans. As a result, in connection with the Termination Agreement with the FDIC, the Corporation recognized an additional income tax expense of $49.8 million associated with the “deemed sale” incremental tax liability at the capital gains rate per the Tax Closing Agreement. In addition, the Corporation recognized an income tax benefit of $158.7 million related to the increase in deferred tax assets due to increase in the tax basis of the loans as a result of the “deemed sale” for a net tax benefit of $108.9 million. Also, the Corporation recorded an income tax expense of $45.0 million related to the gain resulting from the Termination Agreement, mainly related to the reversal of net deferred tax liability of the true-up payment obligation and the FDIC Loss Share Asset.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	June 30, 2018
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,500	$7,859	$24,359
Net operating loss and other carryforward available	119,578	739,724	859,302
Postretirement and pension benefits	82,886	—	82,886
Deferred loan origination fees	3,583	(348)	3,235
Allowance for loan losses	586,457	23,741	610,198
Deferred gains	—	2,733	2,733
Accelerated depreciation	1,300	7,461	8,761
FDIC-assisted transaction	108,327	—	108,327
Intercompany deferred (loss) gains	1,512	—	1,512
Difference in outside basis from pass-through entities	28,257	—	28,257
Other temporary differences	27,869	6,978	34,847

Total gross deferred tax assets	976,269	788,148	1,764,417

Deferred tax liabilities:
Indefinite-lived intangibles	33,713	38,199	71,912
Unrealized net gain (loss) on trading and available-for-sale securities	15,949	(16,861)	(912)
Other temporary differences	10,735	845	11,580

Total gross deferred tax liabilities	60,397	22,183	82,580

Valuation allowance	78,676	419,408	498,084

Net deferred tax asset	$837,196	$346,557	$1,183,753

	December 31, 2017
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,069	$7,979	$24,048
Net operating loss and other carryforward available	115,512	708,158	823,670
Postretirement and pension benefits	85,488	—	85,488
Deferred loan origination fees	3,669	958	4,627
Allowance for loan losses	603,462	20,708	624,170
Deferred gains	—	2,670	2,670
Accelerated depreciation	1,300	7,083	8,383
Intercompany deferred (loss) gains	224	—	224
Difference in outside basis from pass-through entities	30,424	—	30,424
Other temporary differences	25,084	6,901	31,985

Total gross deferred tax assets	881,232	754,457	1,635,689

Deferred tax liabilities:
FDIC-assisted transaction	60,402	—	60,402
Indefinite-lived intangibles	31,973	33,009	64,982
Unrealized net gain (loss) on trading and available-for-sale securities	26,364	(7,961)	18,403
Other temporary differences	9,876	386	10,262

Total gross deferred tax liabilities	128,615	25,434	154,049

Valuation allowance	67,263	380,561	447,824

Net deferred tax asset	$685,354	$348,462	$1,033,816

The net deferred tax asset shown in the table above at June 30, 2018 is reflected in the consolidated statements of financial condition as $1.2 billion in net deferred tax assets in the “Other assets” caption (December 31, 2017—$1.0 billion) and $1.5 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2017—$1.3 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At June 30, 2018 the net deferred tax asset of the U.S. operations amounted to $766 million with a valuation allowance of approximately $419 million, for a net deferred tax asset of approximately $347 million. As of June 30, 2018, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $347 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At June 30, 2018, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $837 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended June 30, 2018. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended June 30, 2018. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $79 million as of June 30, 2018.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2018	2017
Balance at January 1	$7.3	$7.4
Additions for tax positions—January through March	0.2	0.2

Balance at March 31	$7.5	$7.6
Additions for tax positions—April through June	0.3	0.3
Reduction as a result of settlements—April through June	—	(0.3)

Balance at June 30	$7.8	$7.6

At June 30, 2018, the total amount of accrued interest recognized in the statement of financial condition approximated $3.1 million (December 31, 2017 - $2.7 million). The total interest expense recognized at June 30, 2018 was $328 thousand (June 30, 2017 - $307 thousand). Management determined that at June 30, 2018 and December 31, 2017 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.2 million at June 30, 2018 (December 31, 2017 - $9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2018, the following years remain subject to examination in the U.S. Federal jurisdiction: 2014 and thereafter; and in the Puerto Rico jurisdiction, 2013 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.7 million.

Note 32—Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2018 and June 30, 2017 are listed in the following table:

(In thousands)	June 30, 2018	June 30, 2017
Non-cash activities:
Loans transferred to other real estate	$10,862	$62,474
Loans transferred to other property	18,545	15,812

Total loans transferred to foreclosed assets	29,407	78,286
Financed sales of other real estate assets	8,576	7,318
Financed sales of other foreclosed assets	6,885	4,227

Total financed sales of foreclosed assets	15,461	11,545
Transfers from loans held-for-sale to loans held-in-portfolio	15,717	1,558
Loans securitized into investment securities[1]	256,046	348,004
Trades receivable from brokers and counterparties	38,552	60,511
Trades payable to brokers and counterparties	8,569	3,291
Receivables from investments maturities	50,000	—
Recognition of mortgage servicing rights on securitizations or asset transfers	4,923	5,839
Interest capitalized on loans subject to the temporary payment moratorium	481	—
Loans booked under the GNMA buy-back option	352,774	221
Gain from the FDIC Termination Agreement	102,752	—

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	June 30, 2018	June 30, 2017
Cash and due from banks	$383,518	$335,868
Restricted cash and due from banks	17,050	69,820
Restricted cash in money market investments	11,321	8,768

Total cash and due from banks, and restricted cash[2]	$411,889	$414,456

[2]	Refer to Note 4—Restrictions on cash and due from banks and certain securities for nature of restrictions.

Note 33—Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2018, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The Corporate group consists primarily of the holding companies Popular, Inc., Popular North America, Popular International Bank and certain of the Corporation’s investments accounted for under the equity method, including EVERTEC and Centro Financiero BHD, Leon. The Corporate group also includes the expenses of certain corporate areas that are identified as critical to the organization including: Finance, Risk Management and Legal.

The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.

The tables that follow present the results of operations and total assets by reportable segments:

2018
For the quarter ended June 30, 2018
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$352,721	$75,477	$(2)
Provision for loan losses	44,425	15,649	—
Non-interest income	220,190	5,139	(140)
Amortization of intangibles	2,158	166	—
Depreciation expense	10,406	2,163	—
Other operating expenses	254,921	45,806	(137)
Income tax (benefit) expense	(24,180)	4,231	—

Net income	$285,181	$12,601	$(5)

Segment assets	$37,883,250	$9,468,740	$(110,936)

For the quarter ended June 30, 2018
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$428,196	$(14,060)	$—	$414,136
Provision (reversal) for loan losses	60,074	(20)	—	60,054
Non-interest income	225,189	10,790	(1,170)	234,809
Amortization of intangibles	2,324	—	—	2,324
Depreciation expense	12,569	173	—	12,742
Other operating expenses	300,590	22,689	(677)	322,602
Income tax (benefit) expense	(19,949)	(8,423)	(188)	(28,560)

Net income (loss)	$297,777	$(17,689)	$(305)	$279,783

Segment assets	$47,241,054	$5,344,785	$(5,050,662)	$47,535,177

For the six months ended June 30, 2018
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$684,989	$150,470	$2
Provision for loan losses	102,894	28,264	—
Non-interest income	316,815	9,480	(279)
Amortization of intangibles	4,317	332	—
Depreciation expense	20,934	4,281	—
Other operating expenses	495,450	91,026	(273)
Income tax expense	1,667	5,320	—

Net income	$376,542	$30,727	$(4)

Segment assets	$37,883,250	$9,468,740	$(110,936)

For the six months ended June 30, 2018
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$835,461	$(28,278)	$—	$807,183
Provision (reversal) for loan losses	131,158	(41)	—	131,117
Non-interest income	326,016	23,738	(1,448)	348,306
Amortization of intangibles	4,649	—	—	4,649
Depreciation expense	25,215	360	—	25,575
Other operating expenses	586,203	44,771	(1,528)	629,446
Income tax expense (benefit)	6,987	(13,435)	43	(6,405)

Net income (loss)	$407,265	$(36,195)	$37	$371,107

Segment assets	$47,241,054	$5,344,785	$(5,050,662)	$47,535,177

2017
For the quarter ended June 30, 2017
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$319,667	$69,702	$(50)
Provision for loan losses	50,373	7,791	—
Non-interest income	102,140	5,204	(146)
Amortization of intangibles	2,178	166	—
Depreciation expense	9,812	2,160	—
Other operating expenses	233,729	40,267	(138)
Income tax expense	31,652	10,029	(23)

Net income	$94,063	$14,493	$(35)

Segment assets	$32,004,896	$8,974,157	$(14,533)

For the quarter ended June 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$389,319	$(14,840)	$—	$374,479
Provision for loan losses	58,164	270	(5,955)	52,479
Non-interest income	107,198	10,912	(1,317)	116,793
Amortization of intangibles	2,344	—	—	2,344
Depreciation expense	11,972	157	—	12,129
Other operating expenses	273,858	19,275	(771)	292,362
Income tax expense (benefit)	41,658	(8,036)	2,110	35,732

Net income (loss)	$108,521	$(15,594)	$3,299	$96,226

Segment assets	$40,964,520	$5,013,932	$(4,735,783)	$41,242,669

For the six months ended June 30, 2017
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$629,879	$136,821	$(214)
Provision for loan losses	80,491	18,371	—
Non-interest income	201,872	10,135	(290)
Amortization of intangibles	4,357	332	—
Depreciation expense	19,545	4,063	—
Other operating expenses	470,030	81,980	(276)
Income tax expense	65,650	17,319	(93)

Net income	$191,678	$24,891	$(135)

Segment assets	$32,004,896	$8,974,157	$(14,533)

For the six months ended June 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$766,486	$(29,909)	$—	$736,577
Provision for loan losses	98,862	270	(5,955)	93,177
Non-interest income	211,717	22,339	(1,394)	232,662
Amortization of intangibles	4,689	—	—	4,689
Depreciation expense	23,608	320	—	23,928
Other operating expenses	551,734	39,201	(1,399)	589,536
Income tax expense (benefit)	82,876	(16,459)	2,321	68,738

Net income (loss)	$216,434	$(30,902)	$3,639	$189,171

Segment assets	$40,964,520	$5,013,932	$(4,735,783)	$41,242,669

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2018
For the quarter ended June 30, 2018
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations and Other Adjustments [1]	Total Banco Popular de Puerto Rico
Net interest income	$145,674	$205,795	$1,258	$(6)	$352,721
Provision for loan losses	9,754	34,671	—	—	44,425
Non-interest income	23,930	69,967	23,764	102,529	220,190
Amortization of intangibles	51	1,071	1,036	—	2,158
Depreciation expense	4,341	5,912	153	—	10,406
Other operating expenses	60,639	172,031	14,367	7,884	254,921
Income tax expense (benefit)	24,697	11,732	3,279	(63,888)	(24,180)

Net income	$70,122	$50,345	$6,187	$158,527	$285,181

Segment assets	$26,355,657	$21,007,705	$536,164	$(10,016,276)	$37,883,250

[1]

Includes the impact of the Termination Agreement with the FDIC and the Tax Closing Agreement entered into in connection with the FDIC transaction. These transactions resulted in a gain of $102.8 million reported in the non-interest income line, other operating expenses of $8.1 million and a net tax benefit of $63.9 million. Refer to Notes 9 and 31 to the Consolidated Financial Statements for additional information.

For the six months ended June 30, 2018
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations and Other Adjustments [1]	Total Banco Popular de Puerto Rico
Net interest income	$284,944	$397,229	$2,834	$(18)	$684,989
Provision for loan losses	30,447	72,447	—	—	102,894
Non-interest income	36,492	131,824	46,213	102,286	316,815
Amortization of intangibles	103	2,140	2,074	—	4,317
Depreciation expense	8,630	11,997	307	—	20,934
Other operating expenses	120,900	334,521	32,400	7,629	495,450
Income tax expense (benefit)	41,572	19,189	4,794	(63,888)	1,667

Net income	$119,784	$88,759	$9,472	$158,527	$376,542

Segment assets	$26,355,657	$21,007,705	$536,164	$(10,016,276)	$37,883,250

[1]

Includes the impact of the Termination Agreement with the FDIC and the Tax Closing Agreement entered into in connection with the FDIC transaction. These transactions resulted in a gain of $102.8 million reported in the non-interest income line, other operating expenses of $8.1 million and a net tax benefit of $63.9 million. Refer to Notes 9 and 31 to the Consolidated Financial Statements for additional information.

2017
For the quarter ended June 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$128,364	$189,997	$1,295	$11	$319,667
Provision for loan losses	896	49,477	—	—	50,373
Non-interest income	21,335	58,520	22,346	(61)	102,140
Amortization of intangibles	50	1,073	1,055	—	2,178
Depreciation expense	4,346	5,285	181	—	9,812
Other operating expenses	54,602	166,694	12,505	(72)	233,729
Income tax expense	26,779	1,068	3,805	—	31,652

Net income	$63,026	$24,920	$6,095	$22	$94,063

Segment assets	$19,409,235	$18,254,883	$468,540	$(6,127,762)	$32,004,896

For the six months ended June 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$248,660	$378,129	$3,082	$8	$629,879
Provision for loan losses	323	80,168	—	—	80,491
Non-interest income	40,763	116,591	44,657	(139)	201,872
Amortization of intangibles	104	2,140	2,113	—	4,357
Depreciation expense	8,608	10,552	385	—	19,545
Other operating expenses	115,435	327,958	26,797	(160)	470,030
Income tax expense	48,855	10,051	6,744	—	65,650

Net income	$116,098	$63,851	$11,700	$29	$191,678

Segment assets	$19,409,235	$18,254,883	$468,540	$(6,127,762)	$32,004,896

Geographic Information

	Quarter ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Puerto Rico	$542,173	$394,086	$941,587	$778,534
United States	87,045	78,283	173,573	153,126
Other	19,727	18,903	40,329	37,579

Total consolidated revenues	$648,945	$491,272	$1,155,489	$969,239

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

Selected Balance Sheet Information:

(In thousands)	June 30, 2018	December 31, 2017
Puerto Rico
Total assets	$36,721,033	$33,705,624
Loans	17,036,052	17,591,078
Deposits	30,748,039	27,575,292
United States
Total assets	$9,921,233	$9,648,865
Loans	6,937,782	6,608,056
Deposits	7,086,447	6,635,153
Other
Total assets	$892,911	$922,848
Loans	708,541	743,329
Deposits [1]	1,543,075	1,243,063

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34—Subsequent events

Acquisition of Wells Fargo’s Auto Finance Business in Puerto Rico

On August 1, 2018, Popular Auto, LLC (“Popular Auto”), Banco Popular de Puerto Rico’s auto finance subsidiary, completed the previously announced acquisition of certain assets and the assumption of certain liabilities related to Wells Fargo & Company’s (“Wells Fargo”) auto finance business in Puerto Rico (“Reliable”).

Popular Auto acquired approximately $1.6 billion in retail auto loans and $360 million in primarily auto-related commercial loans. Reliable will continue operating as a Division of Popular Auto in parallel with Popular Auto’s existing operations for a period of time after closing to provide continuity of service to Reliable customers while allowing Popular to assess best practices before completing the integration of the two operations. Substantially all Reliable employees have received and accepted offers of employment from Popular Auto.

Wells Fargo retained approximately $385 million in retail auto loans as part of the transaction and has entered into a loan servicing agreement with Popular Auto with respect to such loans.

The Corporation will account for this transaction as a business combination under U.S. GAAP, in accordance with ASC 805.

Redemption of Trust Preferred Securities

On August 6, 2018, Popular North America, Inc. delivered a redemption notice to the Property Trustee for BanPonce Trust I, which will result in the redemption of its $52,865,000 liquidation amount of 8.327% Capital Securities, Series A ($1,000 liquidation amount per security), CUSIP No. 066915AA7 (being all of its 8.327% Capital Securities, Series A outstanding), on September 7, 2018. The redemption price of each security will be equal to 100% of the liquidation amount of the securities plus accumulated and unpaid distributions up to and excluding the redemption date.

Note 35—Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2018 and December 31, 2017, and the results of their operations and cash flows for periods ended June 30, 2018 and 2017.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At June 30, 2018
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$62,429	$—	$400,576	$(62,437)	$400,568
Money market investments	211,494	1,920	8,627,948	(212,920)	8,628,442
Trading account debt securities, at fair value	—	—	41,637	—	41,637
Debt securities available-for-sale, at fair value	—	—	10,542,010	—	10,542,010
Debt securities held-to-maturity, at amortized cost	8,725	4,472	91,740	—	104,937
Equity securities	5,849	20	153,281	(133)	159,017
Investment in subsidiaries	5,385,074	1,644,224	—	(7,029,298)	—
Loans held-for-sale, at lower of cost or fair value	—	—	73,859	—	73,859

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	37,260	—	24,713,786	1,654	24,752,700
Less—Unearned income	—	—	144,184	—	144,184
Allowance for loan losses	225	—	642,793	—	643,018

Total loans held-in-portfolio, net	37,035	—	23,926,809	1,654	23,965,498

Premises and equipment, net	3,396	—	545,036	—	548,432
Other real estate not covered under loss-sharing agreements with the FDIC	—	—	142,063	—	142,063
Accrued income receivable	556	112	165,324	(400)	165,592
Mortgage servicing assets, at fair value	—	—	164,025	—	164,025
Other assets	370,895	35,100	1,850,389	(315,604)	1,940,780
Goodwill	—	—	627,295	(1)	627,294
Other intangible assets	6,114	—	24,909	—	31,023

Total assets	$6,091,567	$1,685,848	$47,376,901	$(7,619,139)	$47,535,177

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$9,454,700	$(62,437)	$9,392,263
Interest bearing	—	—	30,198,218	(212,920)	29,985,298

Total deposits	—	—	39,652,918	(275,357)	39,377,561

Assets sold under agreements to repurchase	—	—	306,911	—	306,911
Other short-term borrowings	—	4,301	1,200	(4,301)	1,200
Notes payable	738,727	148,552	674,384	—	1,561,663
Other liabilities	63,092	6,308	1,244,962	(316,181)	998,181

Total liabilities	801,819	159,161	41,880,375	(595,839)	42,245,516

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,043	2	56,307	(56,309)	1,043
Surplus	4,294,419	4,100,893	5,726,578	(9,818,944)	4,302,946
Retained earnings (accumulated deficit)	1,523,585	(2,516,565)	208,906	2,299,132	1,515,058
Treasury stock, at cost	(82,667)	—	—	(87)	(82,754)
Accumulated other comprehensive loss, net of tax	(496,792)	(57,643)	(495,265)	552,908	(496,792)

Total stockholders’ equity	5,289,748	1,526,687	5,496,526	(7,023,300)	5,289,661

Total liabilities and stockholders’ equity	$6,091,567	$1,685,848	$47,376,901	$(7,619,139)	$47,535,177

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$47,663	$462	$402,910	$(48,178)	$402,857
Money market investments	246,457	2,807	5,254,662	(248,807)	5,255,119
Trading account debt securities, at fair value	—	—	33,926	—	33,926
Debt securities available-for-sale, at fair value	—	—	10,176,923	—	10,176,923
Debt securities held-to-maturity, at amortized cost	8,726	4,472	93,821	—	107,019
Equity securities	5,109	20	160,075	(101)	165,103
Investment in subsidiaries	5,494,410	1,646,287	—	(7,140,697)	—
Loans held-for-sale, at lower of cost or fair value	—	—	132,395	—	132,395

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	33,221	—	24,384,251	5,955	24,423,427
Loans covered under loss-sharing agreements with the FDIC	—	—	517,274	—	517,274
Less—Unearned income	—	—	130,633	—	130,633
Allowance for loan losses	266	—	623,160	—	623,426

Total loans held-in-portfolio, net	32,955	—	24,147,732	5,955	24,186,642

FDIC loss-share asset	—	—	45,192	—	45,192
Premises and equipment, net	3,365	—	543,777	—	547,142
Other real estate not covered under loss-sharing agreements with the FDIC	—	—	169,260	—	169,260
Other real estate covered under loss-sharing agreements with the FDIC	—	—	19,595	—	19,595
Accrued income receivable	369	112	213,574	(211)	213,844
Mortgage servicing assets, at fair value	—	—	168,031	—	168,031
Other assets	61,319	34,312	1,912,727	(17,035)	1,991,323
Goodwill	—	—	627,294	—	627,294
Other intangible assets	6,114	—	29,558	—	35,672

Total assets	$5,906,487	$1,688,472	$44,131,452	$(7,449,074)	$44,277,337

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$8,539,123	$(48,178)	$8,490,945
Interest bearing	—	—	27,211,370	(248,807)	26,962,563

Total deposits	—	—	35,750,493	(296,985)	35,453,508

Assets sold under agreements to repurchase	—	—	390,921	—	390,921
Other short-term borrowings	—	—	96,208	—	96,208
Notes payable	737,685	148,539	650,132	—	1,536,356
Other liabilities	64,813	5,276	1,641,383	(15,033)	1,696,439

Total liabilities	802,498	153,815	38,529,137	(312,018)	39,173,432

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,042	2	56,307	(56,309)	1,042
Surplus	4,289,976	4,100,848	5,728,978	(9,821,299)	4,298,503
Retained earnings (accumulated deficit)	1,203,521	(2,536,707)	165,878	2,362,302	1,194,994

Treasury stock, at cost	(90,058)	—	—	(84)	(90,142)
Accumulated other comprehensive loss, net of tax	(350,652)	(29,486)	(348,848)	378,334	(350,652)

Total stockholders’ equity	5,103,989	1,534,657	5,602,315	(7,137,056)	5,103,905

Total liabilities and stockholders’ equity	$5,906,487	$1,688,472	$44,131,452	$(7,449,074)	$44,277,337

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2018
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$325,000	$—	$—	$(325,000)	$—
Loans	539	—	385,759	(21)	386,277
Money market investments	996	1	36,391	(996)	36,392
Investment securities	150	80	57,951	—	58,181

Total interest and dividend income	326,685	81	480,101	(326,017)	480,850

Interest expense:
Deposits	—	—	46,224	(996)	45,228
Short-term borrowings	—	21	1,752	(21)	1,752
Long-term debt	13,117	2,691	3,926	—	19,734

Total interest expense	13,117	2,712	51,902	(1,017)	66,714

Net interest income (expense)	313,568	(2,631)	428,199	(325,000)	414,136
Provision (reversal) for loan losses- non-covered loans	(20)	—	60,074	—	60,054

Net interest income (expense) after provision for loan losses	313,588	(2,631)	368,125	(325,000)	354,082

Service charges on deposit accounts	—	—	37,102	—	37,102
Other service fees	—	—	64,024	(1,148)	62,876
Mortgage banking activities	—	—	10,071	—	10,071
Net gain, including impairment on equity securities	46	—	198	(10)	234
Net profit on trading account debt securities	—	—	21	—	21
Adjustments (expense) to indemnity reserves on loans sold	—	—	(527)	—	(527)
FDIC loss-share income	—	—	102,752	—	102,752
Other operating income (expense)	3,751	(355)	18,895	(11)	22,280

Total non-interest income (expense)	3,797	(355)	232,536	(1,169)	234,809

Operating expenses:
Personnel costs	12,651	—	111,681	—	124,332
Net occupancy expenses	1,107	—	21,318	—	22,425
Equipment expenses	1,036	1	16,738	—	17,775
Other taxes	56	—	10,820	—	10,876
Professional fees	5,712	77	88,192	(78)	93,903
Communications	124	—	5,258	—	5,382
Business promotion	405	—	16,373	—	16,778
FDIC deposit insurance	—	—	7,004	—	7,004
Other real estate owned (OREO) expenses	—	—	6,947	—	6,947
Other operating expenses	(22,588)	40	53,069	(599)	29,922
Amortization of intangibles	—	—	2,324	—	2,324

Total operating expenses	(1,497)	118	339,724	(677)	337,668

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	318,882	(3,104)	260,937	(325,492)	251,223
Income tax expense (benefit)	—	349	(28,721)	(188)	(28,560)

Income (loss) before equity in earnings (losses) of subsidiaries	318,882	(3,453)	289,658	(325,304)	279,783
Equity in undistributed (losses) earnings of subsidiaries	(39,099)	10,198	—	28,901	—

Net Income	$279,783	$6,745	$289,658	$(296,403)	$279,783

Comprehensive income, net of tax	$245,829	$770	$256,093	$(256,863)	$245,829

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2018
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$350,000	$—	$—	$(350,000)	$—
Loans	1,064	—	758,824	(27)	759,861
Money market investments	1,838	2	58,676	(1,839)	58,677
Investment securities	297	161	114,932	—	115,390

Total interest and dividend income	353,199	163	932,432	(351,866)	933,928

Interest expense:
Deposits	—	—	85,755	(1,839)	83,916
Short-term borrowings	—	27	3,765	(27)	3,765
Long-term debt	26,235	5,383	7,446	—	39,064

Total interest expense	26,235	5,410	96,966	(1,866)	126,745

Net interest income (expense)	326,964	(5,247)	835,466	(350,000)	807,183
Provision (reversal) for loan losses- non-covered loans	(41)	—	129,428	—	129,387
Provision for loan losses- covered loans	—	—	1,730	—	1,730

Net interest income (expense) after provision for loan losses	327,005	(5,247)	704,308	(350,000)	676,066

Service charges on deposit accounts	—	—	73,557	—	73,557
Other service fees	—	—	124,871	(1,393)	123,478
Mortgage banking activities	—	—	22,139	—	22,139
Net gain (loss), including impairment on equity securities	4	—	(386)	(30)	(412)
Net loss on trading account debt securities	—	—	(177)	—	(177)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(3,453)	—	(3,453)
FDIC loss-share income	—	—	94,725	—	94,725
Other operating income	7,496	396	30,582	(25)	38,449

Total non-interest income	7,500	396	341,858	(1,448)	348,306

Operating expenses:
Personnel costs	27,562	—	222,622	—	250,184
Net occupancy expenses	2,097	—	43,130	—	45,227
Equipment expenses	1,544	2	33,435	—	34,981
Other taxes	97	1	21,680	—	21,778
Professional fees	9,356	108	167,747	(323)	176,888
Communications	236	—	11,052	—	11,288
Business promotion	803	—	27,984	—	28,787
FDIC deposit insurance	—	—	13,924	—	13,924
Other real estate owned (OREO) expenses	—	—	13,078	—	13,078
Other operating expenses	(40,752)	54	100,789	(1,205)	58,886
Amortization of intangibles	—	—	4,649	—	4,649

Total operating expenses	943	165	660,090	(1,528)	659,670

Income (loss) before income tax and equity in earnings of subsidiaries	333,562	(5,016)	386,076	(349,920)	364,702
Income tax expense (benefit)	—	892	(7,340)	43	(6,405)

Income (loss) before equity in earnings of subsidiaries	333,562	(5,908)	393,416	(349,963)	371,107
Equity in undistributed earnings of subsidiaries	37,545	26,050	—	(63,595)	—

Net income	$371,107	$20,142	$393,416	$(413,558)	$371,107

Comprehensive income (loss), net of tax	$224,967	$(8,015)	$246,999	$(238,984)	$224,967

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$27,500	$—	$—	$(27,500)	$—
Loans	114	—	367,555	—	367,669
Money market investments	609	18	11,132	(628)	11,131
Investment securities	141	81	49,711	—	49,933

Total interest and dividend income	28,364	99	428,398	(28,128)	428,733

Interest expense:
Deposits	—	—	34,720	(628)	34,092
Short-term borrowings	—	—	1,115	—	1,115
Long-term debt	13,117	2,691	3,239	—	19,047

Total interest expense	13,117	2,691	39,074	(628)	54,254

Net interest income (expense)	15,247	(2,592)	389,324	(27,500)	374,479
Provision for loan losses- non-covered loans	269	—	55,651	(5,955)	49,965
Provision for loan losses- covered loans	—	—	2,514	—	2,514

Net interest income (expense) after provision for loan losses	14,978	(2,592)	331,159	(21,545)	322,000

Service charges on deposit accounts	—	—	41,073	—	41,073
Other service fees	—	—	60,473	(1,305)	59,168
Mortgage banking activities	—	—	10,741	—	10,741
Other-than-temporary impairment losses on debt securities	—	—	(8,299)	—	(8,299)
Net gain, including impairment on equity securities	—	—	19	—	19
Net profit (loss) on trading account debt securities	280	—	(932)	(3)	(655)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(2,930)	—	(2,930)
FDIC loss-share expense	—	—	(475)	—	(475)
Other operating income	4,520	416	13,223	(8)	18,151

Total non-interest income	4,800	416	112,893	(1,316)	116,793

Operating expenses:
Personnel costs	11,974	—	104,974	—	116,948
Net occupancy expenses	1,035	—	21,230	—	22,265
Equipment expenses	485	—	15,765	—	16,250
Other taxes	46	—	10,694	—	10,740
Professional fees	3,675	33	69,433	(207)	72,934
Communications	130	—	5,769	—	5,899
Business promotion	540	—	12,826	—	13,366
FDIC deposit insurance	—	—	6,172	—	6,172
Other real estate owned (OREO) expenses	—	—	16,670	—	16,670
Other operating expenses	(16,865)	13	40,662	(563)	23,247
Amortization of intangibles	—	—	2,344	—	2,344

Total operating expenses	1,020	46	306,539	(770)	306,835

Income (loss) before income tax and equity in earnings of subsidiaries	18,758	(2,222)	137,513	(22,091)	131,958
Income tax expense (benefit)	—	(777)	34,399	2,110	35,732

Income (loss) before equity in earnings of subsidiaries	18,758	(1,445)	103,114	(24,201)	96,226
Equity in undistributed earnings of subsidiaries	77,468	12,995	—	(90,463)	—

Net Income	$96,226	$11,550	$103,114	$(114,664)	$96,226

Comprehensive income, net of tax	$113,195	$13,459	$120,441	$(133,900)	$113,195

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$156,500	$—	$—	$(156,500)	$—
Loans	129	—	730,676	—	730,805
Money market investments	1,090	39	17,704	(1,129)	17,704
Investment securities	283	161	95,775	—	96,219

Total interest and dividend income	158,002	200	844,155	(157,629)	844,728

Interest expense:
Deposits	—	—	68,978	(1,129)	67,849
Short-term borrowings	—	—	2,210	—	2,210
Long-term debt	26,235	5,383	6,474	—	38,092

Total interest expense	26,235	5,383	77,662	(1,129)	108,151

Net interest income (expense)	131,767	(5,183)	766,493	(156,500)	736,577
Provision for loan losses- non-covered loans	269	—	97,708	(5,955)	92,022
Provision for loan losses- covered loans	—	—	1,155	—	1,155

Net interest income (expense) after provision for loan losses	131,498	(5,183)	667,630	(150,545)	643,400

Service charges on deposit accounts	—	—	80,609	—	80,609
Other service fees	—	—	116,731	(1,388)	115,343
Mortgage banking activities	—	—	22,110	—	22,110
Other-than-temporary impairment losses on debt securities	—	—	(8,299)	—	(8,299)
Net gain, including impairment on equity securities	—	—	181	—	181
Net profit (loss) on trading account debt securities	160	—	(1,101)	8	(933)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(4,896)	—	(4,896)
FDIC loss-share expense	—	—	(8,732)	—	(8,732)
Other operating income	9,175	1,225	26,893	(14)	37,279

Total non-interest income	9,335	1,225	223,496	(1,394)	232,662

Operating expenses:
Personnel costs	25,788	—	214,900	—	240,688
Net occupancy expenses	1,949	—	41,092	—	43,041
Equipment expenses	1,067	—	31,153	—	32,220
Other taxes	92	—	21,617	—	21,709
Professional fees	6,188	(492)	136,778	(290)	142,184
Communications	282	—	11,566	—	11,848
Business promotion	959	—	23,983	—	24,942
FDIC deposit insurance	—	—	12,665	—	12,665
Other real estate owned (OREO) expenses	—	—	29,488	—	29,488
Other operating expenses	(35,655)	26	91,417	(1,109)	54,679
Amortization of intangibles	—	—	4,689	—	4,689

Total operating expenses	670	(466)	619,348	(1,399)	618,153

Income (loss) before income tax and equity in earnings of subsidiaries	140,163	(3,492)	271,778	(150,540)	257,909
Income tax expense (benefit)	—	(1,222)	67,639	2,321	68,738

Income (loss) before equity in earnings of subsidiaries	140,163	(2,270)	204,139	(152,861)	189,171
Equity in undistributed earnings of subsidiaries	49,008	21,628	—	(70,636)	—

Net Income	$189,171	$19,358	$204,139	$(223,497)	$189,171

Comprehensive income, net of tax	$206,514	$21,286	$221,490	$(242,776)	$206,514

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2018
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$371,107	$20,142	$393,416	$(413,558)	$371,107

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(37,545)	(26,050)	—	63,595	—
Dividends receivable from subsidiaries	(300,000)	—	—	300,000	—
Provision for loan losses	(41)	—	131,158	—	131,117
Amortization of intangibles	—	—	4,649	—	4,649
Depreciation and amortization of premises and equipment	360	—	25,215	—	25,575
Net accretion of discounts and amortization of premiums and deferred fees	1,043	14	(16,303)	—	(15,246)
Share-based compensation	3,711	—	1,734	—	5,445
Impairment losses on long-lived assets	—	—	272	—	272
Fair value adjustments on mortgage servicing rights	—	—	8,929	—	8,929
FDIC loss-share income	—	—	(94,725)	—	(94,725)
Adjustments to indemnity reserves on loans sold	—	—	3,453	—	3,453
Earnings from investments under the equity method, net of dividends or distributions	(7,497)	(396)	2,493	—	(5,400)
Deferred income tax (benefit) expense	—	(933)	(140,176)	43	(141,066)
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(5)	—	(675)	—	(680)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(3,602)	—	(3,602)
Sale of foreclosed assets, including write-downs	—	—	566	—	566
Acquisitions of loans held-for-sale	—	—	(112,687)	—	(112,687)
Proceeds from sale of loans held-for-sale	—	—	29,519	—	29,519
Net originations on loans held-for-sale	—	—	(112,975)	—	(112,975)
Net decrease (increase) in:
Trading securities	—	—	219,005	(101)	218,904
Equity securities	(739)	—	(385)	—	(1,124)
Accrued income receivable	(187)	—	48,250	189	48,252
Other assets	(847)	44	189,494	849	189,540
Net increase (decrease) in:
Interest payable	—	25	214	(189)	50
Pension and other postretirement benefits obligations	—	—	2,363	—	2,363
Other liabilities	(2,082)	1,006	(179,060)	(958)	(181,094)

Total adjustments	(343,829)	(26,290)	6,726	363,428	35

Net cash provided (used in) by operating activities	27,278	(6,148)	400,142	(50,130)	371,142

Cash flows from investing activities:
Net decrease (increase) in money market investments	35,000	888	(3,371,774)	(35,888)	(3,371,774)
Purchases of investment securities:
Available-for-sale	—	—	(2,767,257)	—	(2,767,257)
Equity	—	—	(11,309)	133	(11,176)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	2,291,230	—	2,291,230
Held-to-maturity	—	—	3,030	—	3,030
Proceeds from sale of investment securities:
Equity	—	—	18,387	—	18,387
Net (disbursements) repayments on loans	(4,040)	—	61,629	4,301	61,890
Acquisition of loan portfolios	—	—	(326,503)	—	(326,503)
Net payments (to) from FDIC under loss-sharing agreements	—	—	(25,012)	—	(25,012)

Return of capital from equity method investments	—	497	1,022	—	1,519
Capital contribution to subsidiary	(10,000)	—	—	10,000	—
Return of capital from wholly-owned subsidiaries	13,000	—	—	(13,000)	—
Acquisition of premises and equipment	(405)	—	(31,285)	—	(31,690)
Proceeds from insurance claims	—	—	720	—	720
Proceeds from sale of:
Premises and equipment and other productive assets	9	—	5,213	—	5,222
Foreclosed assets	—	—	59,497	—	59,497

Net cash provided by (used in) investing activities	33,564	1,385	(4,092,412)	(34,454)	(4,091,917)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	3,899,404	21,629	3,921,033
Assets sold under agreements to repurchase	—	—	(84,010)	—	(84,010)
Other short-term borrowings	—	4,301	(95,008)	(4,301)	(95,008)
Payments of notes payable	—	—	(115,749)	—	(115,749)
Proceeds from issuance of notes payable	—	—	140,000	—	140,000
Proceeds from issuance of common stock	9,007	—	(189)	—	8,818
Dividends paid to parent company	—	—	(50,000)	50,000	—
Dividends paid	(52,617)	—	—	—	(52,617)
Net payments for repurchase of common stock	(267)	—	—	(3)	(270)
Return of capital to parent company	—	—	(13,000)	13,000	—
Capital contribution from parent	—	—	10,000	(10,000)	—
Payments related to tax withholding for share-based compensation	(2,162)	—	—	—	(2,162)

Net cash (used in) provided by financing activities	(46,039)	4,301	3,691,448	70,325	3,720,035

Net increase (decrease) in cash and due from banks, and restricted cash	14,803	(462)	(822)	(14,259)	(740)
Cash and due from banks, and restricted cash at beginning of period	48,120	462	412,225	(48,178)	412,629

Cash and due from banks, and restricted cash at end of period	$62,923	$—	$411,403	$(62,437)	$411,889

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$189,171	$19,358	$204,139	$(223,497)	$189,171

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(49,008)	(21,628)	—	70,636	—
Provision for loan losses	269	—	92,908	—	93,177
Amortization of intangibles	—	—	4,689	—	4,689
Depreciation and amortization of premises and equipment	320	—	23,608	—	23,928
Net accretion of discounts and amortization of premiums and deferred fees	1,043	13	(14,566)	—	(13,510)
Other-than-temporary impairment on debt securities	—	—	8,299	—	8,299
Fair value adjustments on mortgage servicing rights	—	—	14,000	—	14,000
FDIC loss-share expense	—	—	8,732	—	8,732
Adjustments (expense) to indemnity reserves on loans sold	—	—	4,896	—	4,896
(Earnings) losses from investments under the equity method, net of dividends or distributions	(6,338)	(1,225)	820	—	(6,743)
Deferred income tax (benefit) expense	—	(1,222)	53,578	(2)	52,354
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(16)	—	5,533	—	5,517
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(12,631)	—	(12,631)
Sale of foreclosed assets, including write-downs	—	—	13,603	—	13,603
Acquisitions of loans held-for-sale	—	—	(153,085)	—	(153,085)
Proceeds from sale of loans held-for-sale	—	—	58,857	—	58,857
Net originations on loans held-for-sale	—	—	(224,278)	—	(224,278)
Net decrease (increase) in:
Trading debt securities	—	—	334,136	—	334,136
Equity securities	(630)	—	558	(8)	(80)
Accrued income receivable	(94)	6	2,002	25	1,939
Other assets	(4,120)	37	(6,466)	3,802	(6,747)
Net (decrease) increase in:
Interest payable	—	—	(164)	(25)	(189)
Pension and other postretirement benefits obligations	—	—	883	—	883
Other liabilities	(201)	(564)	(13,777)	(1,476)	(16,018)

Total adjustments	(58,775)	(24,583)	202,135	72,952	191,729

Net cash provided by (used in) operating activities	130,396	(5,225)	406,274	(150,545)	380,900

Cash flows from investing activities:
Net decrease (increase) in money market investments	35,001	5,096	(1,330,648)	(41,896)	(1,332,447)
Purchases of investment securities:
Available-for-sale	—	—	(1,738,915)	—	(1,738,915)
Equity	—	—	(4,900)	—	(4,900)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	541,660	—	541,660
Held-to-maturity	—	—	2,860	—	2,860
Proceeds from sale of investment securities:
Equity	—	—	2,541	—	2,541
Net repayments on loans	53	—	5,035	—	5,088
Proceeds from sale of loans	—	—	37,864	(37,864)	—
Acquisition of loan portfolios	(31,909)	—	(267,942)	37,864	(261,987)
Acquisition of trademark	(5,560)	—	5,560	—	—

Net payments from FDIC under loss-sharing agreements	—	—	(14,819)	—	(14,819)
Return of capital from equity method investments	—	—	3,362	—	3,362
Capital contribution to subsidiary	(5,955)	—	5,955	—	—
Acquisition of premises and equipment	(275)	—	(29,717)	—	(29,992)
Proceeds from sale of:
Premises and equipment and other productive assets	21	—	5,165	—	5,186
Foreclosed assets	—	—	60,603	—	60,603

Net cash (used in) provided by investing activities	(8,624)	5,096	(2,716,336)	(41,896)	(2,761,760)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	2,589,253	36,478	2,625,731
Assets sold under agreements to repurchase	—	—	(73,040)	—	(73,040)
Payments of notes payable	—	—	(35,074)	—	(35,074)
Proceeds from issuance of notes payable	—	—	20,000	—	20,000
Proceeds from issuance of common stock	3,831	—	—	—	3,831
Dividends paid to parent company	—	—	(156,500)	156,500	—
Dividends paid	(43,045)	—	—	—	(43,045)
Net payments for repurchase of common stock	(75,666)	—	—	—	(75,666)
Capital contribution from parent	—	—	5,955	(5,955)	—
Payments related to tax withholding for share-based compensation	(1,617)	—	—	—	(1,617)

Net cash (used in) provided by financing activities	(116,497)	—	2,350,594	187,023	2,421,120

Net increase (decrease) in cash and due from banks	5,275	(129)	40,532	(5,418)	40,260
Cash and due from banks, and restricted cash at beginning of period	48,130	591	373,556	(48,081)	374,196

Cash and due from banks, and restricted cash at end of period	$53,405	$462	$414,088	$(53,499)	$414,456

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

The Corporation has several investments which it accounts for under the equity method. As of June 30, 2018, the Corporation had a 16.03% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, and services many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended June 30, 2018, the Corporation recorded $ 3.7 million in earnings from its investment in EVERTEC, which had a carrying amount of $55 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended June 30, 2018, the Corporation recorded $7.3 million in earnings from its investment in BHD Leon, which had a carrying amount of $134 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Early Termination of FDIC Shared-Loss Agreements

On May 22, 2018, BPPR entered into a Termination Agreement (the “Termination Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) to terminate all Shared-Loss Agreements entered into in connection with the acquisition of certain assets and assumption of certain liabilities of Westernbank Puerto Rico through an FDIC-assisted transaction in 2010 (the “FDIC Transaction”).

As a result of the Termination Agreement, assets that were covered by the Shared-Loss Agreements, including covered loans in the amount of approximately $514.6 million and covered real estate owned assets in the amount of approximately $15.3 million as of March 31, 2018, were reclassified as non-covered. Banco Popular now recognizes entirely all credit losses, expenses, gains, and recoveries related to the formerly covered assets with no offset due to or from the FDIC.

As of March 31, 2018, the Corporation had an FDIC Loss Share Asset in its financial statements of $44.5 million related to the covered assets. Additionally, as part of the Shared-Loss Agreements, Banco Popular also had agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared-loss month, or upon the final disposition of all covered assets under the Shared-Loss Agreements, in the event losses on the Shared-Loss Agreements failed to reach expected levels. The estimated fair value of such true-up payment obligation at March 31, 2018 was approximately $171.0 million.

Under the terms of the Termination Agreement, Banco Popular made a payment of approximately $23.7 million (the “Termination Payment”) to the FDIC as consideration for the termination of the Shared-Loss Agreements. Popular recorded a pre-tax gain of approximately $94.6 million, calculated based on the difference between the Termination Payment and the net amount of the true-up payment obligation and the FDIC Loss Share Asset, less related professional and advisory fees of $8.1 million associated with the Termination Agreement. Net of income tax expense of $45.0 million, the Termination Agreement contributed $49.6 million to net income. See Note 9 for additional information.

In June 2012, the Puerto Rico Department of the Treasury and the Corporation entered into a Tax Closing Agreement (the “Tax Closing Agreement”) to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. The Tax Closing Agreement provides that these loans are capital assets and any principal amount collected in excess of the amount paid for such loans will be taxed as a capital gain. The Tax Closing Agreement further provides that the Corporation’s tax liability upon the termination of the Shared-Loss Agreements be calculated based on the “deemed sale” of the underlying loans. As a result, the Corporation recognized an income tax benefit of $108.9 million during the second quarter of 2018. This income tax benefit is composed of an increase in the deferred tax asset balance of $158.7 million related to the increase in tax basis as a result of the “deemed sale”, net of the additional income tax expense of $49.8 million associated with the “deemed sale” incremental tax liability at the capital gains rate per the Tax Closing Agreement. See Note 31 for additional information.

The combined effect of the Termination Agreement and the Tax Closing Agreement was a contribution of $158.5 million to net income for the quarter ended June 30, 2018.

Acquisition of Wells Fargo’s Auto Finance Business in Puerto Rico

On August 1, 2018, Popular Auto, LLC (“Popular Auto”), Banco Popular de Puerto Rico’s auto finance subsidiary, completed the previously announced acquisition of certain assets and the assumption of certain liabilities related to Wells Fargo & Company’s (“Wells Fargo”) auto finance business in Puerto Rico (“Reliable”).

Popular Auto acquired approximately $1.6 billion in retail auto loans and $360 million in primarily auto-related commercial loans. Reliable will continue operating as a Division of Popular Auto in parallel with Popular Auto’s existing operations for a period of time after closing to provide continuity of service to Reliable customers while allowing Popular to assess best practices before completing the integration of the two operations. Substantially all Reliable employees have received and accepted offers of employment from Popular Auto.

Wells Fargo retained approximately $385 million in retail auto loans as part of the transaction and has entered into a loan servicing agreement with Popular Auto with respect to such loans.

Taking into account the impact of this transaction on a pro forma basis, as of June 30, 2018, the Common equity tier 1 capital ratio would have decreased from 17.47% to 16.0% and Total capital ratio would have decreased from 20.41% to 18.83%.

Common Stock Repurchase Plan

On July 23, 2018, the Corporation announced that the Corporation’s Board of Directors had authorized a common stock repurchase of up to $125 million. Common stock repurchases may be executed in the open market or in privately negotiated transactions. The timing and exact amount of the share repurchase will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

Redemption of Trust Preferred Securities

On August 6, 2018, Popular North America, Inc. delivered a redemption notice to the Property Trustee for BanPonce Trust I, which will result in the redemption of its $52,865,000 liquidation amount of 8.327% Capital Securities, Series A ($1,000 liquidation amount per security), CUSIP No. 066915AA7 (being all of its 8.327% Capital Securities, Series A outstanding), on September 7, 2018. The redemption price of each security will be equal to 100% of the liquidation amount of the securities plus accumulated and unpaid distributions up to and excluding the redemption date.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and six months ended June 30, 2018 and 2017.

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors “Adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. Refer to Table 27 for a reconciliation of net income to Adjusted net income for the quarter and six months period ended June 30, 2018.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarters and six months periods ended June 30, 2018 as compared with the same period in 2017, segregated by major categories of interest earning assets and interest-bearing liabilities.

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

Financial highlights for the quarter ended June 30, 2018

•

For the quarter ended June 30, 2018, the Corporation recorded net income of $ 279.8 million, compared to net income of $ 96.2 million for the same quarter of the previous year. Excluding the $158.5 million combined positive impact of the Termination Agreement and the Tax Closing Agreement, mentioned above, the net income for the quarter ended June 30, 2018 was of $121.3 million, an increase of $25.1 million, when compared to the same quarter of the previous year. The results for the quarter reflect a higher net interest income by $39.7 million mainly due to higher volume of money market and investment securities and the increase in interest rates. Commercial loan growth in Popular U.S. also contributed to the increase. The total provision for loan losses increased by approximately $7.6 million mainly due to the reserves for the taxi medallion portfolio in the U.S. Non-interest income was higher mainly due to the other-than temporary impairment of $8.3 million recorded in the second quarter of 2017. Operating expenses were higher by $30.8 million mainly from higher professional services expenses, including $8 million in costs associated with the Termination Agreement.

•

Total assets at June 30, 2018 amounted to $47.5 billion, compared to $44.3 billion, at December 31, 2017. The increase of approximately $3.5 billion was mainly due to higher money market investments and debt securities available-for-sale. Refer to the Statement of Condition Analysis section of this MD&A for additional information.

•

Total deposits at June 30, 2018 increased by $3.9 billion when compared to deposits at December 31, 2017, mainly due to an increase in public, retail and commercial deposits at BPPR, including an increase of $1.8 billion from Puerto Rico government deposits.

•

Capital ratios continued to be strong. As of June 30, 2018, the Corporation’s common equity tier 1 capital ratio was 17.47%, while the total capital ratio was 20.41%. Refer to Table 8 for capital ratios.

Refer to the Operating Results Analysis and Financial Condition Analysis within this MD&A for additional discussion of significant quarterly variances and items impacting the financial performance of the Corporation.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1—Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2018	December 31, 2017	Variance	June 30, 2018	June 30, 2017	Variance
Money market investments	$8,628,442	$5,255,119	$3,373,323	$6,942,416	$3,758,272	$3,184,144
Investment securities	10,847,601	10,482,971	364,630	11,067,767	9,466,410	1,601,357
Loans	24,682,375	24,942,463	(260,088)	24,146,632	23,330,780	815,852
Earning assets	44,158,418	40,680,553	3,477,865	42,156,815	36,555,462	5,601,353
Total assets	47,535,177	44,277,337	3,257,840	45,557,670	40,312,848	5,244,822
Deposits	39,377,561	35,453,508	3,924,053	37,372,794	32,144,189	5,228,605
Borrowings	1,869,774	2,023,485	(153,711)	2,001,276	1,980,184	21,092
Stockholders’ equity	5,289,661	5,103,905	185,756	5,329,958	5,306,170	23,788

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2018	2017	Variance	2018	2017	Variance
Net interest income	$414,136	$374,479	$39,657	$807,183	$736,577	$70,606
Provision for loan losses—non-covered loans	60,054	49,965	10,089	129,387	92,022	37,365
Provision for loan losses—covered loans	—	2,514	(2,514)	1,730	1,155	575
Non-interest income	234,809	116,793	118,016	348,306	232,662	115,644
Operating expenses	337,668	306,835	30,833	659,670	618,153	41,517

Income before income tax	251,223	131,958	119,265	364,702	257,909	106,793
Income tax (benefit) expense	(28,560)	35,732	(64,292)	(6,405)	68,738	(75,143)

Net income	$279,783	$96,226	$183,557	$371,107	$189,171	$181,936

Net income applicable to common stock	$278,852	$95,295	$183,557	$369,245	$187,309	$181,936

Net income per common share – Basic	$2.74	$0.94	$1.80	$3.63	$1.83	$1.80

Net income per common share – Diluted	$2.73	$0.94	$1.79	$3.62	$1.83	$1.79

Dividends declared per common share – Basic	$0.25	$0.25	$—	$0.50	$0.50	$—

	Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information	2018	2017	2018	2017
Common Stock Data
Market price
High	$47.87	$42.69	$47.87	$45.75
Low	41.91	37.18	35.64	37.18
End	45.21	41.71	45.21	41.71
Book value per common share at period end	51.22	51.26	51.22	51.26

Profitability Ratios
Return on assets	2.40%	0.94%	1.64%	0.95%
Return on common equity	20.84	7.24	14.10	7.19
Net interest spread	3.58	3.81	3.63	3.84
Net interest spread (taxable equivalent) - Non-GAAP	3.88	4.10	3.93	4.13
Net interest margin	3.81	4.02	3.85	4.05
Net interest margin (taxable equivalent) - Non-GAAP	4.11	4.31	4.15	4.34

Capitalization Ratios
Average equity to average assets	11.56%	12.97%	11.70%	13.16%
Common equity Tier 1 capital	17.47	16.68	17.47	16.68
Tier I capital	17.47	16.68	17.47	16.68
Total capital	20.41	19.66	20.41	19.66
Tier 1 leverage	9.82	10.48	9.82	10.48

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2017 Form 10-K. Refer to Note 3 to the Consolidated Financial Statements included in the 2017 Form 10-K for a summary of the Corporation’s significant accounting policies and to Note 3 to the Consolidated Financial Statements included in this Form 10Q for information on recently adopted accounting standard updates.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $414.1 million for the second quarter of 2018, an increase of $39.6 million when compared to $374.5 million for the same quarter of 2017. Taxable equivalent net interest income was $446.0 million for the second quarter of 2018, an increase of $44.3 million when compared to $401.6 million for the same quarter of 2017. The increase in $4.7 million in the taxable equivalent adjustment is directly related to a higher volume of tax exempt investments in P.R. Net interest margin for the second quarter of 2018 was 3.81%, a decrease of 21 basis points when compared to 4.02% for the same quarter of the previous year. Net Interest margin, on a taxable equivalent basis, for the second quarter of 2018 was 4.11%, a decrease of 20 basis points when compared to 4.31% for the same quarter of 2017. The decrease in net interest margin is mostly related to the mix in asset composition, due to higher proportion of money market and investment securities to total earning assets (44% this quarter versus 38% in the second quarter of 2017) which have a lower yield when compared to the proportion of loans to earning assets which carry a higher yield. The main reasons for the increase in net interest income are described below:

Positive variances:

•

Higher interest income from money market investments due to an increase in volume of funds available to invest, related to higher average balance of deposits by $5.7 billion, mostly government deposits in Puerto Rico and also an increase in retail and commercial deposits. Also, since March 2017 the U.S. Federal Reserve has increased the federal funds rate five times or 125 basis points. The average rate of the money market portfolios for the second quarter of 2018 increased 75 basis points when compared to the same period in 2017;

•

Higher interest income from investment securities mainly due to higher volumes from U.S. Treasuries related to recent purchases, in part to deploy excess liquidity. Most of these securities interest income is exempt from income tax in P.R. therefore improving the return on investment;

•

Higher income from commercial and construction loans, driven by higher volume of loans, mainly in the U.S. and improved yields related to the effect on the variable rate portfolio of the abovementioned rise in interest rates;

•	Higher income from consumer loans mostly from the auto loan business in P.R. and from acquired loans.

Negative variances:

•

Lower interest income from mortgage loans due to lower average balances driven by lower lending activity and portfolio run-off in P.R. and the U.S. and lower yields in P.R. impacted by borrowers who did not make payments after the end of the moratorium period and entered into non-accrual status;

•

Higher interest expense on deposits mainly due to higher volumes in most categories, predominantly the increase in deposits from the Puerto Rico government and higher volumes in the U.S. to fund loan growth, as well as higher cost of deposits.

Interest income for the quarter ended June 30, 2018, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $4.7 million income, compared with $6.1 million income for the same period in 2017.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended June 30,

Average Volume			Average Yields / Costs					Interest			Variance Attributable to
2018	2017	Variance	2018	2017	Variance			2018	2017	Variance	Rate	Volume
(In millions)								(In thousands)
$8,048	$4,214	$3,834	1.81%	1.06%	0.75%		Money market investments	$36,392	$11,131	$25,261	$11,088	$14,173
11,133	9,705	1,428	2.86	2.74	0.12		Investment securities	79,523	66,401	13,122	6,917	6,205
76	98	(22)	7.58	7.52	0.06		Trading securities	1,433	1,837	(404)	16	(420)

19,257	14,017	5,240	2.44	2.27	0.17		Total money market, investment and trading securities	117,348	79,369	37,979	18,021	19,958

							Loans:
11,537	10,918	619	5.94	5.70	0.24		Commercial	170,768	155,256	15,512	6,484	9,028
918	813	105	6.28	5.53	0.75		Construction	14,360	11,206	3,154	1,620	1,534
850	727	123	5.99	6.48	(0.49)		Leasing	12,732	11,791	941	(943)	1,884
7,109	7,128	(19)	5.36	5.51	(0.15)		Mortgage	95,194	98,152	(2,958)	(2,699)	(259)
3,805	3,724	81	10.78	10.78	—		Consumer	102,270	100,116	2,154	(340)	2,494

24,219	23,310	909	6.54	6.47	0.07		Total loans	395,324	376,521	18,803	4,122	14,681

$43,476	$37,327	$6,149	4.73%	4.89%	(0.16)%		Total earning assets	$512,672	$455,890	$56,782	$22,143	$34,639

							Interest bearing deposits:
$12,476	$9,941	$2,535	0.51%	0.36%	0.15%		NOW and money market [1]	$15,748	$8,899	$6,849	$5,031	$1,818
9,472	8,134	1,338	0.33	0.24	0.09		Savings	7,760	4,962	2,798	1,759	1,039
7,749	7,661	88	1.12	1.06	0.06		Time deposits	21,720	20,231	1,489	1,372	117

29,697	25,736	3,961	0.61	0.53	0.08		Total deposits	45,228	34,092	11,136	8,162	2,974

361	389	(28)	1.94	1.15	0.79		Short-term borrowings	1,752	1,115	637	625	12
1,601	1,547	54	4.94	4.94	—		Other medium and long-term debt	19,734	19,047	687	495	192

31,659	27,672	3,987	0.85	0.79	0.06		Total interest bearing liabilities	66,714	54,254	12,460	9,282	3,178

8,966	7,204	1,762					Demand deposits
2,851	2,451	400					Other sources of funds

$43,476	$37,327	$6,149	0.62%	0.58%	0.04%		Total source of funds	66,714	54,254	12,460	9,282	3,178

			4.11%	4.31%	(0.20	) %	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	445,958	401,636	44,322	$12,861	$31,461

			3.88%	4.10%	(0.22	) %	Net interest spread

							Taxable equivalent adjustment	31,822	27,157	4,665

			3.81%	4.02%	(0.21	) %	Net interest margin/ income non-taxable equivalent basis (GAAP)	$414,136	$374,479	$39,657

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income for the period ended June 30, 2018 was $807.2 million compared to $736.6 million for the same period of 2017. Taxable equivalent net interest income was $871.0 million for the six months ended June 30, 2018, an increase of $81.7 million when compared to the $789.3 million for the same period of 2017. Net interest margin was 3.85%, a decrease of 20 basis points when compared to 4.05% for the same period in 2017. Net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2018 was 4.15%, a decrease of 19 basis points when compared to the 4.34% for the same period of 2017. The drivers of the variances in net interest income for the six-month period are similar to the quarterly variances described above:

Positive variances:

•	Higher interest income from money market investments related to a higher volume of deposits mostly P.R. government deposits, retail and commercial deposits;

•	Higher interest income from investment securities mainly due to higher average volumes from U.S. Treasuries related to purchases during the past year, in part to deploy excess liquidity;

•	Higher interest income from commercial and construction loans, driven by higher volumes of loans, mainly in the U.S.;

•	Improved yields of the variable rate portfolio due to increase in market rates as mentioned above;

•	Higher interest income from the increase in volumes in the leasing and auto loans portfolio in P.R.

Negative variances:

•	Lower fees collected on past due mortgage loans due to the moratorium;

•	Increase in deposits cost due to higher volumes to fund the loan growth in the U.S. and the increase in P.R. government deposits, as well as higher cost of deposits.

Interest income for the six months ended June 30, 2018, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $8.0 million income, compared with $12.2 million income for the same period in 2017.

Table 3—Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Six months ended June 30,

Average Volume			Average Yields / Costs					Interest			Variance Attributable to
2018	2017	Variance	2018	2017	Variance			2018	2017	Variance	Rate	Volume
(In millions)								(In thousands)
$6,942	$3,758	$3,184	1.70%	0.95%	0.75%		Money market investments	$58,677	$17,704	$40,973	$19,837	$21,136
10,990	9,365	1,625	2.88	2.72	0.16		Investment securities	158,065	127,220	30,845	15,431	15,414
78	102	(24)	7.38	7.33	0.05		Trading securities	2,834	3,710	(876)	25	(901)

18,010	13,225	4,785	2.45	2.25	0.20		Total money market, investment and trading securities	219,576	148,634	70,942	35,293	35,649

							Loans:
11,503	10,885	618	5.91	5.69	0.22		Commercial	337,078	307,345	29,733	11,941	17,792
911	818	93	6.18	5.44	0.74		Construction	27,931	22,053	5,878	3,192	2,686
835	718	117	5.99	6.51	(0.52)		Leasing	25,009	23,380	1,629	(1,976)	3,605
7,091	7,182	(91)	5.32	5.50	(0.18)		Mortgage	188,601	197,404	(8,803)	(6,329)	(2,474)
3,806	3,727	79	10.57	10.74	(0.17)		Consumer	199,579	198,590	989	(4,210)	5,199

24,146	23,330	816	6.48	6.46	0.02		Total loans	778,198	748,772	29,426	2,618	26,808

$42,156	$36,555	$5,601	4.76%	4.94%	(0.18)%		Total earning assets	$997,774	$897,406	$100,368	$37,911	$62,457

							Interest bearing deposits:
$11,838	$9,232	$2,606	0.46%	0.38%	0.08%		NOW and money market [1]	$27,245	$17,413	$9,832	$5,705	$4,127
9,110	8,088	1,022	0.29	0.25	0.04		Savings	12,962	9,858	3,104	1,615	1,489
7,723	7,708	15	1.14	1.06	0.08		Time deposits	43,709	40,578	3,131	3,276	(145)

28,671	25,028	3,643	0.59	0.55	0.04		Total deposits	83,916	67,849	16,067	10,596	5,471

421	422	(1)	1.80	1.06	0.74		Short-term borrowings	3,765	2,210	1,555	1,351	204
1,580	1,558	22	4.97	4.90	0.07		Other medium and long-term debt	39,064	38,092	972	496	476

30,672	27,008	3,664	0.83	0.81	0.02		Total interest bearing liabilities	126,745	108,151	18,594	12,443	6,151

8,702	7,116	1,586					Demand deposits
2,782	2,431	351					Other sources of funds

$42,156	$36,555	$5,601	0.61%	0.60%	0.01%		Total source of funds	126,745	108,151	18,594	12,443	6,151

			4.15%	4.34%	(0.19	) %	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	871,029	789,255	81,774	$25,468	$56,306

			3.93%	4.13%	(0.20	) %	Net interest spread

							Taxable equivalent adjustment	63,846	52,678	11,168

			3.85%	4.05%	(0.20	) %	Net interest margin/ income non-taxable equivalent basis (GAAP)	$807,183	$736,577	$70,606

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The following discussion includes the provision for loans previously classified as “covered” as a result of the Shared-Loss Agreements entered into in connection with the FDIC Transaction and terminated during the second quarter of 2018 pursuant to the Termination Agreement.

The provision for loan losses for the portfolio previously classified as covered amounted to $1.7 million for the six months period ended June 30, 2018 and $1.2 million for the same period of prior year.

The Corporation’s total provision for loan losses was $60.1 million for the quarter ended June 30, 2018, compared to $52.5 million for the quarter ended June 30, 2017, an increase of $7.6 million, mostly reflected at the Popular U.S. segment. Total net charge-offs remained flat at approximately $57 million each quarter.

The provision for loan losses for Puerto Rico remained flat at $44.4 million, compared to $44.7 million for the same quarter in 2017. The provision for the second quarter of 2018 includes an incremental reserve of $16.1 million for a commercial borrower classified as non-accrual during the quarter, offset by a downward adjustment of $8.6 million to the environmental reserves associated with Hurricane Maria, and lower net charge-offs by $9.3 million, mainly from the mortgage portfolio. Management continues to evaluate the impact of the hurricanes on its loan portfolios and the effect on its credit metrics after the end of the payment moratorium granted to certain customers and commercial borrowers as a result of the hurricanes.

The Popular U.S. segment continued to reflect strong growth and favorable credit quality metrics, except in the case of the taxi medallion portfolio acquired from the FDIC in the assisted sale of Doral Bank, which continues to reflect the pressure on medallion collateral values, particularly in the New York City metro area. The provision for loan losses for the Popular U.S. segment amounted to $15.6 million, compared to $7.8 million for the same quarter in 2017, an increase of $7.8 million. Net charge-offs increased $9.9 million when compared to the quarter ended June 30, 2017. These increases were mainly related to the taxi medallion portfolio with a provision of $9.8 million and charge offs amounting to $10.4 million for the second quarter of 2018.

The Corporation’s total provision for loan losses was $131.1 million for the six months ended June 30, 2018, compared to $93.2 million for the six months ended June 30, 2017, an increase of $37.9 million. Total net charge-offs increased by $17.7 million, mainly driven by the taxi medallion portfolio at the Popular U.S. segment.

The provision for loan losses for Puerto Rico totaled $102.9 million for the six months ended June 30, 2018, compared to $75.0 million for the same period in 2017, an increase of $27.9 million. The increase in the provision for the six months ended June 30, 2018 is due to the incremental reserve of $37.7 million for two commercial borrowers, partially offset by a downward adjustment of $16.1 million to the hurricane-related reserves.

The provision for loan losses for the Popular U.S. segment amounted to $28.3 million, for the six months ended June 30, 2018, compared to $18.4 million for the same period in 2017, an increase of $9.9 million. Net charge-offs increased $18.6 million when compared to the six months ended June 30, 2017, mostly in the commercial portfolio. During the six months ended June 30, 2018, the Corporation recorded a provision of $21.7 million and charge offs amounting to $18.0 million related to the taxi medallion portfolio.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Non-interest income increased by $118.0 million for the quarter ended June 30, 2018, compared with the same quarter of the previous year. The increase in non-interest income was principally due to the gain of $102.8 million recorded during the second quarter as a result of the Termination Agreement with the FDIC. Excluding the favorable variance on the FDIC loss share income (expense) of $103.2 million, non-interest income increased by $14.8 million primarily driven by:

•	Higher other service fees by $3.7 million, mainly in credit card fees at BPPR, as a result of higher credit card interchange income resulting from higher transactional volumes;

•

The other-than-temporary impairment charge of $8.3 million recorded during the second quarter of 2017 on senior Puerto Rico Sales Tax Financing Corporation (“COFINA”) bonds classified as available-for-sale, which were subsequently sold in the third quarter of 2017;

•	Favorable variance in adjustments to indemnity reserves of $2.4 million related to loans previously sold with credit recourse at BPPR; and

•

Higher other operating income by $4.1 million mainly due to modification fees received from FNMA for the successful completion of loss mitigation alternatives related to hurricane relief measures of $2.7 million and higher daily auto rental revenues.

These increases were partially offset by lower service charges on deposit accounts by $4.0 million due to lower fees on transactional cash management services.

Non-interest income increased by $115.6 million for the six months ended June 30, 2018, compared with the same period of the previous year. Excluding the favorable variance on the FDIC loss share income (expense) of $103.5 million as a result of the Termination Agreement, non-interest income increased by $12.1 million primarily driven by:

•

Higher other service fees by $8.1 million, mainly in credit card fees at BPPR, as a result of higher credit card interchange income resulting from higher transactional volumes and higher credit card late fees due to higher delinquencies during the first quarter of 2018;

•	The previously mentioned other-than-temporary impairment charge of $8.3 million recorded during the second quarter of 2017;

•	Favorable variance in adjustments to indemnity reserves of $1.4 million related to loans previously sold with credit recourse at BPPR; and

•

Higher other operating income by $1.2 million due to the previously mentioned modification fees received from FNMA and higher daily auto rental revenues, partially offset by lower net earnings from investments under the equity method by $3.4 million, principally in PR Asset Portfolio 2013-1 International, LLC, a commercial real estate joint venture.

These favorable variances were partially offset by lower service charges on deposit accounts by $7.1 million due to lower fees on transactional cash management services.

Operating Expenses

Operating expenses increased by $30.8 million for the quarter ended June 30, 2018, compared with the same quarter of the previous year. Refer to Table 4 for a breakdown of operating expenses by major categories. The increase in operating expenses was driven primarily by:

•	Higher personnel cost by $7.4 million mainly due to higher commission, incentive and other bonuses and higher other compensation;

•	Higher equipment expense by $1.5 million due to higher software and maintenance expenses;

•

Higher professional fees by $21.0 million mainly due to professional and advisory expenses associated with the Termination Agreement with the FDIC of $8.1 million; higher advisory services by $4.1 million at BPPR for regulatory related initiatives; higher programming, processing and other technology expenses by $3.0 million and higher legal fees excluding collections by $2.6 million;

•	Higher business promotions by $3.4 million due to higher customer reward program and advertising expense; and

•	Higher other operating expenses by $6.7 million due to higher credit and debit card processing fees by $3.2 million due to higher volume of transactions and higher reserves for legal contingencies.

These increases were partially offset by:

•	Lower OREO expenses by $9.7 million as a result of lower write-downs on valuation of mortgage properties by $7.0 million.

Operating expenses increased by $41.5 million for the six months ended June 30, 2018, when compared to the same period in 2017. The increase in operating expenses was driven primarily by:

•	Higher personnel cost by $9.5 million mainly due to higher commission, incentive and other bonuses and higher other personnel costs;

•	Higher net occupancy expense by $2.2 million mainly due to higher repair and maintenance expenses related to damages from hurricanes Irma and Maria;

•	Higher equipment expense by $2.8 million mainly due to higher software and maintenance expenses;

•

Higher professional fees by $34.7 million mainly due to professional and advisory expenses associated with the Termination Agreement with the FDIC of $8.1 million; higher advisory services by $11.7 million at BPPR for regulatory related initiatives; higher programming, processing and other technology expenses by $6.2 million and higher legal fees excluding collections by $5.1 million;

•	Higher business promotion by $3.8 million due to higher advertising and higher credit card rewards program expense; and

•

Higher other operating expenses by $4.2 million mainly as a result of higher credit and debit card processing fees, higher operational losses and higher reserves for legal contingencies, partially offset by the write-down of $7.6 million recognized during the first quarter of 2017, related to capitalized software costs for a project which was discontinued by the Corporation.

These increases were partially offset by:

•	Lower OREO expenses by $16.4 million as a result of lower write-downs on valuation of mortgage properties by $7.7 million and higher gain on sales by $4.0 million.

Table 4—Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2018	2017	Variance	2018	2017	Variance
Personnel costs:
Salaries	$78,008	$77,703	$305	$156,405	$156,079	$326
Commissions, incentives and other bonuses	20,004	18,295	1,709	41,320	38,373	2,947
Pension, postretirement and medical insurance	9,363	10,723	(1,360)	19,292	20,100	(808)
Other personnel costs, including payroll taxes	16,957	10,227	6,730	33,167	26,136	7,031

Total personnel costs	124,332	116,948	7,384	250,184	240,688	9,496

Net occupancy expenses	22,425	22,265	160	45,227	43,041	2,186
Equipment expenses	17,775	16,250	1,525	34,981	32,220	2,761
Other taxes	10,876	10,740	136	21,778	21,709	69
Professional fees:
Collections, appraisals and other credit related fees	4,228	3,779	449	7,286	7,602	(316)
Programming, processing and other technology services	54,547	51,569	2,978	105,852	99,660	6,192
Legal fees, excluding collections	4,907	2,314	2,593	10,670	5,610	5,060
Other professional fees	30,221	15,272	14,949	53,080	29,312	23,768

Total professional fees	93,903	72,934	20,969	176,888	142,184	34,704

Communications	5,382	5,899	(517)	11,288	11,848	(560)
Business promotion	16,778	13,366	3,412	28,787	24,942	3,845
FDIC deposit insurance	7,004	6,172	832	13,924	12,665	1,259
Other real estate owned (OREO) expenses	6,947	16,670	(9,723)	13,078	29,488	(16,410)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	9,635	6,441	3,194	14,243	11,973	2,270
Operational losses	9,001	7,215	1,786	18,925	14,751	4,174
All other	11,286	9,591	1,695	25,718	27,955	(2,237)

Total other operating expenses	29,922	23,247	6,675	58,886	54,679	4,207

Amortization of intangibles	2,324	2,344	(20)	4,649	4,689	(40)

Total operating expenses	$337,668	$306,835	$30,833	$659,670	$618,153	$41,517

INCOME TAXES

For the quarter ended June 30, 2018, the Corporation recorded income tax benefit of $28.6 million, compared to an income tax expense of $35.7 million for the same quarter of the previous year. The reduction in income tax expense was primarily due to an income tax benefit of $108.9 million related to the Tax Closing Agreement entered into in connection with the FDIC Transaction, net of an income tax expense of $45.0 million from the gain resulting from the Termination Agreement with the FDIC. Refer to additional information on Note 31, Income Taxes.

In December 2017, the Federal Tax Cuts and Jobs Act (“TCJA”) was enacted, which reduced the U.S. federal corporate income tax rate from a maximum rate of 35% to a single tax rate of 21%. The Act contains other provisions, which became effective on January 1, 2018 and which may impact the Corporation’s tax calculations and related income tax expense in future years. The effective tax rate reflects the impact to our U.S. operations of the reduction in the federal income tax rate, from 35% to 21%, pursuant to the TCJA.

Puerto Rico’s recently Certified Fiscal Plan (as hereinafter defined) proposes to enact a comprehensive tax reform with the intention of spurring economic development, lowering the cost of doing business and making Puerto Rico more competitive. The proposed tax reform seeks to, among other things, reduce individual and corporate income tax rates and gradually eliminate, over a two year period, the business-to-business sales and use tax. Maximum corporate tax rates in particular would be reduced from a current rate of 39% to 31%. According to the Certified Fiscal Plan, any tax reform should be revenue-neutral, with stabilizing mechanisms to offset revenue shortfalls. The tax reform, including the reduction in the maximum corporate tax rates referenced above, requires legislative action and are thus subject to approval by the Legislative Assembly and the Governor. The PROMESA Oversight Board could also assert the power to veto any tax reform legislation that in their view is consistent with the Certified Fiscal Plan.

A reduction in corporate tax rates to 31%, if approved, would result in a write down of the Corporation’s deferred tax asset (“DTA”) related to its P.R. operations of approximately $161 million, with a corresponding charge to the Corporation’s income tax expense. If such a reduction in the Corporation’s DTA from its P.R. operations would have occurred as of June 30, 2018, Common Equity Tier 1 Capital and Total Regulatory Capital would have been reduced by approximately 16 bps. On a forward-looking basis, a reduction of the maximum corporate income tax rate to 31% could result in a reduction in the Corporation’s effective tax rate of between 2% and 4% on an annual basis.

At June 30, 2018, the Corporation had a DTA amounting to $1.2 billion, net of a valuation allowance of $0.5 billion. The DTA related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net loss of $17.7 million for the quarter ended June 30, 2018, compared with a net loss of $15.6 million for the same quarter of the previous year. The change was mostly driven by higher professional services expenses by $2.0 million, including legal and technology services, and higher personnel costs.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $285.2 million for the quarter ended June 30, 2018, compared with net income of $94.1 million for the same quarter of the previous year. As previously mentioned, the results for the second quarter include a gain of $102.8 million resulting from the Termination Agreement with the FDIC, recorded within the FDIC loss share income (expense) line, the related expenses of $8.1 million and the resulting income tax expense of $45.0 million. The results also include an income tax benefit of $108.9 million related to the Tax Closing Agreement entered into in connection with the FDIC Transaction. Excluding the $158.5 million combined positive impact of these items, the net income for the BPPR segment for the second quarter of 2018 was of $126.7 million, an increase of $32.6 million, when compared to the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $33.1 million due to:

•

higher income from money market investments by $24.5 million due to an increase in volume of funds available to invest related to higher average balance of deposits, and the increases in interest rates by the Federal Reserve since March 2017, which totaled 125 basis points;

•	higher interest income from investments securities by $8.8 million driven by higher volume and yields of U.S. Treasuries; and

•	higher income from commercial loans by $6.6 million, mainly from variable rate loans due to the increase in market rates.

Partially offset by:

•	higher cost of public and private deposits by $7.3 million driven by the increase in average balances and higher cost of deposits.

The net interest margin for the quarter ended June 30, 2018 was 4.07% compared to 4.36% for the same period in previous year. The reduction in net margins is driven by earning assets mix due to higher proportion of money market and investment securities to total earning assets (49% this quarter versus 40% in the second quarter of 2017) which have a lower yield when compared to the proportion of loans to earning assets which carry a higher yield.;

•

The total provision expense for the second quarter of 2018 was $44.4 million, compared $50.4 million for the same quarter of the previous year. The decrease is due to the provision of $6.0 million recorded in 2017 related to an inter-company transfer of a loan from BPPR to Popular, Inc, which is eliminated in the consolidated results of the Corporation, a downward adjustment to the estimated losses associated with Hurricane Maria by $8.6 million during this quarter, partially offset by an incremental reserve of $16.1 million for a commercial borrower.

•	Higher non-interest income by $15.3 million due to:

•	the other-than-temporary impairment of $8.3 million recorded in June 2017 on the COFINA bonds;

•	higher other service fees by $3.6 million mainly from credit card fees;

•	lower reserves for loans previously sold with credit recourse by $2.4 million; and

•	higher other income by $4.1 million mainly due to the incentive payments of $2.7 million received from FNMA for loss mitigation initiatives related to hurricane relief measures.

Partially offset by:

•	lower service charges on deposit accounts by $4.0 million.

•	Higher operating expenses by $13.6 million due to:

•	higher personnel costs by $4.3 million, due in part to higher incentives;

•	higher professional services expenses by $10.1 million, mainly from higher consulting and advisory fees, and technology services;

•	higher business promotion expenses by $2.3 million due to higher customer rewards programs expense; and

•	higher other operating expenses by $4.4 million due mainly to credit and debit card processing fees.

Partially offset by:

•	lower OREO expenses of $9.1 million due to lower write-downs on valuation of mortgage properties; and

•	higher other operating expenses by $4.4 million mostly due to higher credit and debit card processing fees due to higher volume of transactions; and

•	Higher income tax expense by $8.1 million due to higher taxable income, excluding the impact of the net benefit of the Termination Agreement and Tax Closing Agreement mentioned above.

Net income for the six months ended June 30, 2018 amounted to $376.5 million, compared to $191.7 million for the same period of the previous year. Excluding the $158.5 million combined positive impact of the Termination Agreement and the Tax Closing Agreement, mentioned above, the net income for the BPPR segment for the six months ended June 30, 2018 was of $218.0 million, an increase of $26.3 million, when compared to the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

Higher net interest income by $55.1 million, due mainly to higher volume of money market and investment securities, from higher balance of funds available to invest and the increase in interest rates, partially offset by higher cost of deposits, as mentioned above;

Net interest margin was 4.11% compared to 4.41% for the same period of the previous year.

•

Higher provision for loan losses by $22.4 million due mainly to specific reserve for commercial loans, partially offset by the release of the hurricane related reserves and the provision for the inter-company loan transfer recorded in 2017, discussed above;

•

Higher non-interest income of $12.2 million due to higher other service fees by $8.0 million mainly from credit card fees and the $8.3 million other-than-temporary impairment charge on the COFINA bonds in the second quarter of 2017; partially offset by lower service charges on deposit accounts by $7.1 million, mainly due to higher deposit balances;

•

Higher operating expenses by $18.7 million due to higher personnel costs by $4.0 million due to higher incentives salaries; higher professional service expenses by $21.3 million due to higher legal expenses and advisory services; higher operational losses and legal contingency reserves; partially offset by lower OREO expenses by $15.9 million due to lower write-downs on mortgage properties and the $7.6 million write down on capitalized software costs recorded in 2017, as mentioned above; and

•

A provision for income tax of $65.6 million, relatively flat when compared to the previous year, excluding the impact of the net benefit of the Termination Agreement and Tax Closing Agreement mentioned above.

Popular U.S.

For the quarter ended June 30, 2018, the reportable segment of Popular U.S. reported a net income of $12.6 million, compared to net income of $14.5 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•

Higher net interest income by $5.8 million impacted by higher income from commercial and construction loans by $11.1 million driven by loan portfolio growth and higher yields, partially offset by higher interest expense on deposits to fund loan growth by $4.6 million.

For the second quarter of 2018, the net interest margin for the Popular U.S. segment was 3.47%, compared to 3.54% for the same period in 2017;

•	Higher provision for loan losses by $7.9 million, when compared to the same quarter of the previous year, mostly related to higher impairments on the taxi medallion loan portfolio;

•

Higher operating expenses by $5.5 million mainly due to higher business promotion by $1.2 million due in part to the rebranding initiatives, and higher other operating expenses by $3.9 million, mainly related to legal contingency reserves; and

•	Income tax favorable variance of $5.8 million primarily driven by lower taxable income and the enacted changes in federal tax rates.

Net income for the six months ended June 30, 2018 amounted to $30.7 million, compared to $24.9 million for the same period of the previous year. The main factors that contributed to the variance in the financial results included the following:

•

Higher net interest income by $13.6 million, mainly due to higher income from commercial and construction loans due to portfolio growth and the increase in interest rates, partially offset by higher costs of deposits to fund loan growth;

Net interest margin remained flat at 3.53%, when compared for the same period of the previous year.

•	Higher provision for loan losses by $9.9 million mainly related to the taxi medallion portfolio;

•

Higher operating expenses by $9.3 million due mainly to higher business promotion and other expenses related to the rebranding initiatives and higher sundry losses by $2.9 million due in part to legal contingencies; and

•	Lower provision for income tax by $12.0 million due to lower taxable income and the changes in enacted tax rates.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $47.5 billion at June 30, 2018, compared to $44.3 billion at December 31, 2017. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $8.6 billion at June 30, 2018, compared to $5.3 billion at December 31, 2017. The increase was mainly at BPPR due to higher liquidity driven by an increase in deposits.

Trading account debt securities amounted to $42 million at June 30, 2018, compared to $34 million at December 31, 2017. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Debt securities available-for-sale amounted to $10.5 billion at June 30, 2018, compared to $10.2 billion at December 31, 2017. The increase of $0.3 billion was mainly at BPPR due to purchases of U.S. Treasury securities, partially offset by pay-downs of mortgage-backed securities and collateralized mortgage obligations. Refer to Note 5 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities AFS.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio decreased by $0.2 billion to $ 24.6 billion at June 30, 2018, mainly due to a decrease of $0.4 billion in mortgage loans principally related to a reduction of $0.5 billion in mortgage loans rebooked at BPPR which are subject to the GNMA repurchase option and a decrease in commercial loans at BPPR of $0.2 billion, partially offset by growth in commercial loans at PB by $0.3 billion.

The loans held-for-sale portfolio decreased by $59 million from December 31, 2017 due to a higher volume of securitization activity of mortgage loans held-for-sale at BPPR.

Table 5—Loans Ending Balances

(In thousands)	June 30, 2018	December 31, 2017	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$11,589,993	$11,488,861	$101,132
Construction	899,323	880,029	19,294
Legacy[1]	29,250	32,980	(3,730)
Lease financing	872,098	809,990	62,108
Mortgage	7,376,711	7,270,407	106,304
Consumer	3,841,141	3,810,527	30,614

Total non-covered loans held-in-portfolio	24,608,516	24,292,794	315,722

Loans covered under FDIC loss sharing agreements:
Mortgage	—	502,930	(502,930)
Consumer	—	14,344	(14,344)

Total covered loans held-in-portfolio	—	517,274	(517,274)

Total loans held-in-portfolio	24,608,516	24,810,068	(201,552)

Loans held-for-sale:
Mortgage	73,859	132,395	(58,536)

Total loans held-for-sale	73,859	132,395	(58,536)

Total loans	$24,682,375	$24,942,463	$(260,088)

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

FDIC loss share asset

The FDIC loss share asset of $45 million was eliminated as a result of the Termination Agreement with the FDIC. Refer to Note 9 to the Consolidated Financial Statements for additional information on the Termination Agreement.

Other real estate owned

Other real estate owned (“OREO”) represents real estate property received in satisfaction of debt. At June 30, 2018, OREO decreased to $142 million from $189 million at December 31, 2017 mainly due to a decrease in residential properties at BPPR. Refer to Note 12 to the Consolidated Financial Statements for the activity in other real estate owned.

Accrued income receivable

Accrued income receivable decreased by $48 million principally in consumer and mortgage loans due to collections and capitalizations of interest deferred as part of hurricane relief loan modification programs.

Other assets

Other assets decreased by $51 million mainly due to a decline in guaranteed mortgage loan claims of $59 million as a result of the foreclosure moratorium on FHA-insured mortgages and a decrease in prepaid taxes of $127 million, partially offset by an increase in net deferred tax assets of $150 million in part related to the income tax benefit of $108.9 million recorded during the second quarter related to the Tax Closing Agreement entered into in connection with the FDIC Transaction. Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017.

Liabilities

The Corporation’s total liabilities were $42.2 billion at June 30, 2018, compared to $39.2 billion at December 31, 2017.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2018 and December 31, 2017 is included in Table 6.

Table 6—Financing to Total Assets

	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2018	2017	from 2017 to 2018	2018	2017
Non-interest bearing deposits	$9,392	$8,491	10.6%	19.8%	19.2%
Interest-bearing core deposits	25,460	22,394	13.7	53.6	50.6
Other interest-bearing deposits	4,525	4,569	(1.0)	9.5	10.3
Repurchase agreements	307	391	(21.5)	0.6	0.9
Other short-term borrowings	1	96	N.M.	—	0.2
Notes payable	1,562	1,536	1.7	3.3	3.5
Other liabilities	998	1,696	(41.2)	2.1	3.8
Stockholders’ equity	5,290	5,104	3.6	11.1	11.5

N.M. - Not meaningful.

Deposits

The Corporation’s deposits totaled $39.4 billion at June 30, 2018, compared to $35.5 billion at December 31, 2017. The deposits increase of $3.9 billion was mainly at BPPR due to an increase of $1.8 billion in Puerto Rico public demand deposits and an increase of $1.4 billion in commercial and retail demand deposits. Refer to Table 7 for a breakdown of the Corporation’s deposits at June 30, 2018 and December 31, 2017.

Table 7—Deposits Ending Balances

(In thousands)	June 30, 2018	December 31, 2017	Variance
Demand deposits [1]	$15,813,188	$12,460,081	$3,353,107
Savings, NOW and money market deposits (non-brokered)	15,751,376	15,054,242	697,134
Savings, NOW and money market deposits (brokered)	389,912	424,307	(34,395)
Time deposits (non-brokered)	7,284,697	7,411,140	(126,443)
Time deposits (brokered CDs)	138,388	103,738	34,650

Total deposits	$39,377,561	$35,453,508	$3,924,053

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $1.9 billion at June 30, 2018, a decrease of $0.1 billion when compared to December 31, 2017. The variance is mainly driven by a decrease in other short-term borrowings and assets sold under agreements to repurchase. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities amounted to $1.0 billion at June 30, 2018, a decrease of $0.7 billion when compared to December 31, 2017, due to a decrease in the liability for rebooked GNMA loan sold with an option to repurchase of $0.5 billion and the elimination of the true-up payment obligation with the FDIC of $0.2 billion as a result of the Termination Agreement with the FDIC.

Stockholders’ Equity

Stockholders’ equity totaled $5.3 billion at June 30, 2018, an increase of $186 million from $5.1 billion at December 31, 2017, principally due to net income of $371.1 million for the six months ended June 30, 2018 and a cumulative effect of accounting change of $1.9 million, partially offset by higher unrealized losses on debt securities available-for-sale by $148.3 million, declared dividends of $51.1 million on common stock ($0.25 per share) and $1.9 million in dividends on preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2018, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2018 and December 31, 2017, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Table 8—Capital Adequacy Data

(Dollars in thousands)	June 30, 2018	December 31, 2017
Common equity tier 1 capital:
Common stockholders equity – GAAP basis	$5,239,501	$5,053,745
AOCI related adjustments due to opt-out election	450,395	307,618
Goodwill, net of associated deferred tax liability (DTL)	(554,581)	(561,604)
Intangible assets, net of associated DTLs	(31,023)	(28,538)
Deferred tax assets and other deductions [1]	(609,783)	(544,702)

Common equity tier 1 capital	$4,494,509	$4,226,519

Additional tier 1 capital:
Preferred stock	50,160	50,160
Other additional tier 1 capital deductions [1]	(50,160)	(50,160)

Additional tier 1 capital	$—	$—

Tier 1 capital	$4,494,509	$4,226,519

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	426,602	426,602
Other inclusions (deductions), net [2]	330,319	332,144

Tier 2 capital	$756,921	$758,746

Total risk-based capital	$5,251,430	$4,985,265

Minimum total capital requirement to be well capitalized	$2,572,634	$2,593,570

Excess total capital over minimum well capitalized	$2,678,796	$2,391,695

Total risk-weighted assets	$25,726,340	$25,935,696

Total assets for leverage ratio	$45,750,751	$42,185,805

Risk-based capital ratios:
Common equity tier 1 capital	17.47%	16.30%
Tier 1 capital	17.47	16.30
Total capital	20.41	19.22
Tier 1 leverage	9.82	10.02
[1]

The total regulatory capital deductions for deferred tax assets and other adjustments at June 30, 2018 include $426 million related to carried forward net operating losses (NOL’s), net of related valuation allowance (December 31, 2017 - $435 million).

[2]

Out of the total allowance for loan losses of $643 million at June 30, 2018 (December 31, 2017 - $623 million), only $330 million (December 31, 2017 - $332 million), qualifies as Tier 2 Capital, due to the Basell III limitations of 1.25% of risk weighted assets.

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2018, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The increase in the common equity tier I capital ratio, tier I capital ratio and total capital ratio as of June 30, 2018 as compared to December 31, 2017 was mainly attributed to the six months period earnings, and lower risk-weighted assets driven by a decrease in loans held-in-portfolio. The decrease in the leverage ratio was mainly attributed to the increase in average total assets. Refer to Table 1, Financial Condition Highlights, for information of average assets and to the Financial Condition Analysis section of this MD&A for a discussion of significant variances in assets.

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

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2018, and December 31, 2017.

Table 9—Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2018	December 31, 2017
Total stockholders’ equity	$5,289,661	$5,103,905
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(31,023)	(35,672)

Total tangible common equity	$4,581,184	$4,390,779

Total assets	$47,535,177	$44,277,337
Less: Goodwill	(627,294)	(627,294)
Less: Other intangibles	(31,023)	(35,672)

Total tangible assets	$46,876,860	$43,614,371

Tangible common equity to tangible assets	9.77%	10.07%
Common shares outstanding at end of period	102,296,440	102,068,981
Tangible book value per common share	$44.78	$43.02

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2018, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $343 million at June 30, 2018 of which approximately 43% mature in 2018, 27% in 2019, 15% in 2020 and 15% thereafter.

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

Table 10 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2018.

Table 10—Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In thousands)	2018	Years 2019 - 2020	Years 2021 - 2022	Years 2023 - thereafter	Total
Commitments to extend credit	$5,730,499	$1,191,458	$163,533	$87,655	$7,173,145
Commercial letters of credit	3,835	—	—	—	3,835
Standby letters of credit	12,324	15,783	—	—	28,107
Commitments to originate or fund mortgage loans	28,844	2,846	—	—	31,690

Total	$5,775,502	$1,210,087	$163,533	$87,655	$7,236,777

At June 30, 2018 and December 31, 2017, the Corporation maintained a reserve of approximately $9 million and $10 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

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

Most of the assets subject to market valuation risk are securities in the debt securities portfolio classified as available-for-sale. Refer to Notes 5 and 6 for further information on the debt securities available for sale and held to maturity portfolio. Debt securities classified as available-for-sale amounted to $10.5 billion as of June 30, 2018. Other assets subject to market risk include loans held-for-sale, which amounted to $74 million, mortgage servicing rights (“MSRs”) which amounted to $164 million and securities classified as “trading”, which amounted to $42 million, as of June 30, 2018.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -200, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at June 30, 2018 and December 31, 2017, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11—Net Interest Income Sensitivity (One Year Projection)

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$276,387	16.34%	$227,970	14.26%
+200 basis points	138,340	8.18	114,943	7.19
-200 basis points	(279,355)	(16.51)	(176,095)	(11.01)

The results of the NII simulations at December 31, 2017 in the table above have been adjusted from those reported in the Corporation’s Form 10-K to align the assumptions used with respect to interest rates on non-maturity public funds deposits to contractual terms of their related depository agreements. Previously, in the Corporation’s Form 10-K the assumptions with respect to such deposits had been based on the historical behavior of commercial and public deposits in the aggregate and did not consider the fact that contracts governing such non-maturity public deposits contained provisions that require BPPR, in certain circumstances, to make adjustments to the interest rate payable on such deposits based upon changes in market interest rates. Although as a result of such adjustment the magnitude of the Corporation’s sensitivity to increases in interest rates becomes lower, the Corporation continues to be in an asset sensitive position due mainly to, among other reasons: (i) a high level of money market investments that are highly sensitive to changes in interest rates, (ii) approximately 34% of the Corporation’s loan portfolio being comprised of Prime and Libor-based loans and (iii) low elasticity of the Corporation’s core deposit base.

At June 30, 2018, the simulations showed that the Corporation maintains an asset-sensitive position. The increase in sensitivity from December 31, 2017 in the +200 and +400 scenarios is mainly driven by an increase in money market investments of $3.3 billion, from $5.3 billion at December 31, 2017 to $8.6 billion at June 30, 2018, primarily due to growth in interest-bearing non-maturity deposits. The increase in sensitivity in the -200 scenario is also driven by the increase in money market investments, which are subject to immediate repricing as rates change across all scenarios, combined with the increases in the Federal Funds Target Rate in March and June 2018 by the Federal Reserve, which led to an increase in the magnitude of the -200 basis points scenario.

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

At June 30, 2018, the Corporation held trading securities with a fair value of $42 million, representing approximately 0.1% of the Corporation’s total assets, compared with $34 million and 0.1%, respectively, at December 31, 2017. As shown in Table 12, the trading portfolio consists principally of mortgage-backed securities which at June 30, 2018 were investment grade securities. As of June 30, 2018, the trading portfolio also included $5 million in U.S. Treasury securities and $0.2 million in Puerto Rico government obligations ($0.3 million and $0.2 million as of December 31, 2017, respectively). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $21 thousand for the quarter ended June 30, 2018 and a net trading account loss of $0.7 million for the quarter ended June 30, 2017.

Table 12—Trading Portfolio

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$32,299	5.16%	$29,280	5.40%
U.S. Treasury securities	4,956	1.48	261	1.31
Collateralized mortgage obligations	720	5.62	529	5.74
Puerto Rico government obligations	180	0.27	159	0.28
Interest-only strips	506	12.19	529	12.58
Other[2]	2,976	3.19	3,168	2.43

Total	$41,637	4.65%	$33,926	5.18%

[1]	Not on a taxable equivalent basis.
[2]	Includes trading derivatives at December 31, 2017.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.3 million for the last week in June 2018. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

A description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value is included in Note 31 to the Consolidated Financial Statements in the 2017 Form 10-K. Also, refer to the Critical Accounting Policies / Estimates in the 2017 Form 10-K for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 83% of the Corporation’s total assets at June 30, 2018 and 80% at December 31, 2017. The ratio of total ending loans to deposits was 63% at June 30, 2018, compared to 70% at December 31, 2017. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2018, these borrowings consisted primarily of $ 307 million in assets sold under agreement to repurchase, $656 million in advances with the FHLB, $439 million in junior subordinated deferrable interest debentures (net of debt issuance cost) related to trust preferred securities and $447 million in term notes (net of debt issuance cost). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

The Corporation’s Board of Directors has authorized a common stock repurchase of up to $125 million. Common stock repurchases may be executed in the open market or in privately negotiated transactions. The timing and exact amount of the share repurchase will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

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

During the six months ended June 30, 2018, BPPR paid cash dividends of $46 million, a portion of which was used by Popular, Inc. for the payments of the cash dividends on its outstanding common stock. In addition, BPPR declared an additional dividend of $300 million to Popular, Inc. that was paid in July 2, 2018.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 34.9 billion, or 89% of total deposits, at June 30, 2018, compared with $30.9 billion, or 87% of total deposits, at December 31, 2017. Core deposits financed 79% of the Corporation’s earning assets at June 30, 2018, compared with 76% at December 31, 2017.

Certificates of deposit with denominations of $100,000 and over at June 30, 2018 totaled $ 4.0 billion, or 10% of total deposits (December 31, 2017 - $4.1 billion, or 11% of total deposits). Their distribution by maturity at June 30, 2018 is presented in the table that follows:

Table 13—Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,613,280
3 to 6 months	389,477
6 to 12 months	588,757
Over 12 months	1,430,977

Total	$4,022,491

At June 30, 2018 and December 31, 2017, approximately 1% of the Corporation’s assets were financed by brokered deposits. The Corporation had $ 0.5 billion in brokered deposits at June 30, 2018 and December 31, 2017. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2018 the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.5 billion, based on assets pledged with the FHLB at those dates (December 31, 2017 - $3.9 billion). Outstanding borrowings under these credit facilities totaled $656 million at June 30, 2018 and $726 million at December 31, 2017. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At June 30, 2018 the credit facilities authorized with the FHLB were collateralized by $4.7 billion in loans held-in-portfolio (December 31, 2017 - $4.9 billion). Refer to Note 16 to the Consolidated Financial Statements for additional information on the terms of FHLB advances outstanding.

At June 30, 2018 and December 31, 2017, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $1.2 billion and $1.1 billion, respectively, which remained unused as of both dates. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At June 30, 2018, this credit facility with the Fed was collateralized by $2.2 billion of loans held-in-portfolio (December 31, 2017 - $2.0 billion).

At June 30, 2018, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

Additionally, PIHC, as borrower, has an available secured uncommitted credit facility with BPPR, as lender, of $90 million. The terms of the uncommitted credit facility are subject to the rules of Section 23A of the Federal Reserve Act including collateral requirements and restrictions. At June 30, 2018, the entire amount of the uncommitted credit facility was available. PIHC did not utilize this credit facility during the six months period ended June 30, 2018.

The principal use of these funds include the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest (related to trust preferred securities) and capitalizing its banking subsidiaries.

During the six months ended June 30, 2018, PIHC received $46 million in dividends from BPPR, $13 million in dividends from PNA and $4 million in dividends from its non-banking subsidiaries. Additionally, during the quarter ended June 30, 2018, BPPR declared a dividend of $300 million to PIHC, which was paid on July 2, 2018.

Another use of liquidity at the parent holding company is the payment of dividends on its outstanding stock. During the six ended June 30, 2018, the Corporation declared quarterly dividends on its outstanding common stock of $0.25 per share, for a total of $ 51.1 million. Refer to additional information on Note 18– Stockholder’s equity. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $ 1.9 million for the six months ended June 30, 2018.

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

The outstanding balance of notes payable at the BHC’s amounted to $887 million at June 30, 2018, compared with $886 million at December 31, 2017. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings.

The contractual maturities of the BHC’s notes payable at June 30, 2018 are presented in Table 14.

Table 14 —Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2018	$—
2019	447,915
2020	—
2021	—
2022	—
Later years	439,364

Total	$887,279

As indicated previously, the BHC did not issue new registered debt in the capital markets during the six months ended June 30, 2018.

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

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities, amounted to $2.1 billion at June 30, 2018 and $3.2 billion at December 31, 2017. A substantial portion of these debt securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $12 million in deposits at June 30, 2018 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $62 million at June 30, 2018. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 33 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which continues to be in a severe economic and fiscal crisis.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006, and the Commonwealth’s gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2017, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in January 2018, the Commonwealth’s real GNP for fiscal years 2016 and 2017 decreased by 1.3% and 2.4%, respectively. The Planning Board’s GNP forecast for fiscal year 2018, which was released in April 2017 and has not been revised, projects a contraction of 1.5%. This analysis does not account for the impact of hurricanes Irma and María in September 2017, which is expected to have a materially adverse effect on the Commonwealth’s GNP in fiscal year 2018. The Revised Commonwealth Fiscal Plan (as hereinafter defined), which accounts for the impact of hurricanes Irma and María, estimates a 13.3% contraction in real GNP in fiscal year 2018, and projects relatively steady macroeconomic growth after fiscal year 2018.

Fiscal Crisis

The Commonwealth is in the midst of a profound fiscal crisis affecting the central government and many of its instrumentalities, public corporations and municipalities. The fiscal crisis is primarily the result of continuing economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result of the crisis, the Commonwealth and certain of its instrumentalities have been unable to make debt service payments on their outstanding bonds and notes since 2016. The escalating fiscal and economic crisis and the imminent widespread defaults prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016, which, as further discussed below, established two mechanisms for the restructuring of the obligations of the Commonwealth, its public corporations, instrumentalities and municipalities. The Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through such mechanisms.

PROMESA

PROMESA created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities, and municipalities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years.

The Oversight Board has designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. None of the Commonwealth’s municipalities have been designated as covered entities as of the date of this report, but may be designated as such in the future. Covered entities are required to submit their annual budgets and, if the Oversight Board so requests, their fiscal plans, to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are also potentially eligible to avail themselves of the restructuring processes provided by PROMESA. One of such restructuring processes, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agrees, that agreement can bind all other creditors in such category. The other one, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board. Access to either of these procedures is dependent on compliance with certain requirements established in PROMESA, including the approval of the Oversight Board.

Fiscal Plans

Commonwealth Fiscal Plan. As required by PROMESA, the government submitted a fiscal plan to the Oversight Board, which the Oversight Board certified, with certain amendments, in March 2017 (the “Original Fiscal Plan”). As a result of the aftermath of hurricanes Irma and María, on October 31, 2017, the Oversight Board announced a process to revise the Original Fiscal Plan.

As requested by the Oversight Board, the Commonwealth prepared and presented the Oversight Board with various drafts of a revised fiscal plan for the Commonwealth and certain of its instrumentalities. Notwithstanding the Commonwealth’s efforts, on June 29, 2018, the Oversight Board certified a new, revised fiscal plan for the Commonwealth (the “Revised Commonwealth Fiscal Plan”). Although the Revised Commonwealth Fiscal Plan borrows heavily from the draft fiscal plans presented by the Commonwealth, it differs in certain significant aspects from the Commonwealth’s proposals.

The Revised Commonwealth Fiscal Plan estimates a 13.3% contraction in real GNP in fiscal year 2018, and projects relatively steady macroeconomic growth after fiscal year 2018, assuming the successful implementation of the fiscal and structural reforms outlined in the Revised Commonwealth Fiscal Plan. This macroeconomic growth projection takes into account a projected population decline during the six-year period covered by the Revised Commonwealth Fiscal Plan of approximately 12%. Without the fiscal and structural measures included in the Revised Commonwealth Fiscal Plan, the six-year deficit is expected to total $5.9 billion, before the payment of any debt service. After the application of the fiscal measures provided for under the Revised Commonwealth Fiscal Plan, and the fiscal impact of the structural reforms described therein, the Revised Commonwealth Fiscal Plan projects a surplus of approximately $6.7 billion for the applicable six-year period, before the payment of any debt service. In addition, the Revised Commonwealth Fiscal Plan projects increased revenues buoyed by a positive macroeconomic trajectory resulting from significant disaster relief funding stimulus, as well as federal Medicaid funding. The Revised Commonwealth Fiscal Plan includes illustrative estimates of the implied debt capacity of the Commonwealth and the instrumentalities covered by the plan, based on a range of interest rates and assuming a 30-year term for such debt. These estimates confirm the need for significant debt restructuring and write-downs. The Revised Fiscal Plan, however, does not take any position as to the allocation of debt repayments to any particular class of creditors.

The Revised Commonwealth Fiscal Plan does not contemplate a restructuring of the debt of the Commonwealth’s municipalities. It does, however, contemplate the gradual reduction and the ultimate elimination of budgetary subsidies provided by the Commonwealth to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Commonwealth appropriations to municipalities were reduced by $150 million in fiscal year 2018 (from approximately $370 million in fiscal year 2017 to approximately $220 million in fiscal year 2018). The Revised Commonwealth Fiscal Plan provides for additional reductions in such appropriations every fiscal year, holding appropriations constant at approximately 55-60% of current levels starting in fiscal year 2022, before ultimately phasing out all subsidies in fiscal year 2024. The Revised Commonwealth Fiscal Plan contemplates appropriations to municipalities of approximately $175 million in fiscal year 2019.

On August 1, 2018, the Oversight Board announced that it will commence a process to further revise the Revised Commonwealth Fiscal Plan to, among other things, include fiscal year 2018 actuals, revised federal disaster estimates, and correct a recently discovered forecasting error.

Other Fiscal Plans. Pursuant to PROMESA, in 2017, the Oversight Board also requested and certified fiscal plans for several public corporations and instrumentalities. However, following the hurricanes, the Oversight Board requested that the government submit new fiscal plans for such entities. The Oversight Board certified revised fiscal plans for said entities in 2018, all of which reaffirm the need for significant debt restructuring.

The certified fiscal plan for the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico’s electric power utility, assumes changes to the treatment of the municipal contribution in lieu of taxes, which could result in increased electricity expenses for municipalities.

The certified fiscal plan for Government Development Bank for Puerto Rico (“GDB”) contemplates the wind-down of GDB and the distribution of the cash flows of GDB’s loan portfolio among its creditors (including its municipal depositors) through a debt restructuring procedure under Title VI of PROMESA, which contemplates significant reductions in creditor recoveries.

Pending Title III and Title VI Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court for the District of Puerto Rico to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, the Puerto Rico Highways and Transportation Authority and PREPA. As of the date of this report, the plans of adjustment for said entities’ debts have not been filed. Based on the projection of funds available for debt service under the applicable fiscal plans, however, the restructuring is expected to result in significant discounts on creditor recoveries.

On July 12, 2017, the Oversight Board conditionally authorized GDB to pursue the modification of its financial obligations outlined in the GDB RSA pursuant to Title VI of PROMESA.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. While PROMESA provides a process to address the Commonwealth’s fiscal crisis, the length and complexity of the Title III proceedings for the Commonwealth and various of its instrumentalities, the adjustment measures required by the fiscal plans and the impact of Hurricanes Irma and Maria suggest a risk of further significant economic contraction. In addition, the measures taken to address the fiscal crisis and those that will have to be taken in the near future will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us and may negatively affect consumer confidence. This, in turn, results in reductions in consumer spending that may also adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s fiscal and economic crisis, including by consummating an orderly restructuring of its debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At June 30, 2018 and December 31, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $481 million and $484 million, respectively which is fully outstanding at June 30, 2018 and December 31, 2017. Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $434 million consists of loans and $47 million are securities ($435 million and $49 million, respectively, at December 31, 2017). All of the amount outstanding at June 30, 2018 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. On July 2, 2018, the Corporation received principal payments amounting to $23 million from various obligations from Puerto Rico municipalities. At June 30, 2018, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. Although the Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and contingencies.

In addition, at June 30, 2018, the Corporation had $378 million in loans or securities issued or guaranteed by Puerto Rico governmental entities, but whose principal source of repayment are non-governmental entities. In such obligations, the Puerto Rico governmental entity guarantees any shortfall in collateral in the event of borrower default ($386 million at December 31, 2017). These included $303 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2017—$310 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serves to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of HFA, he has not exercised this power as of the date hereof. Also, at June 30, 2018, the Corporation had $44 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides a guarantee to cover shortfalls, $7 million in pass-through securities issued by HFA that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $24 million of commercial real estate notes issued by government entities, but payable from rent paid by private parties ($44 million, $7 million and $25 million at December 31, 2017, respectively).

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

At June 30, 2018, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $79 million, of which $71 million is outstanding (compared to $82 million and $73 million, respectively, at December 31, 2017). Of the amount outstanding, approximately $43 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $14 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $43 million, $14 million and $16 million, respectively, at December 31, 2017).

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.2 billion of residential mortgages and $83 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2018 (compared to $1.7 billion and $88 million, respectively, at December 31, 2017).

Non-Performing Assets

The Puerto Rico market continued to show signs of recovery after the devastation caused by Hurricanes Irma and María approximately 10 months ago. The second quarter results reflect some normalization, with some of the metrics near or better than pre-hurricane levels. Nonetheless, the Corporation continues to closely monitor its loan portfolios and related credit metrics, since uncertainties remain regarding Puerto Rico’s fiscal and economic outlook and the full effect of the hurricanes.

The U.S. operations continued to reflect strong growth and favorable credit quality metrics, except for the U.S. taxi medallion portfolio acquired from the FDIC in the assisted sale of Doral Bank, which continues to reflect the pressure on medallion collateral values, particularly in the New York City metro area.

As a result of the Termination Agreement with the FDIC, assets that were covered by the Shared-Loss Agreements, including covered loans in the amount of approximately $514.6 million and covered real estate owned assets in the amount of approximately $15.3 million as of March 31, 2018, were reclassified as non-covered. Banco Popular now recognizes entirely all credit losses, expenses, gains, and recoveries related to the formerly covered assets with no offset due to or from the FDIC. Refer to Note 9 of the Consolidated Financial Statements for additional information.

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 15.

Total non-performing assets increased by $42 million when compared with December 31, 2017, mainly attributed to higher mortgage non-performing loans (“NPLs”) at BPPR and higher construction NPLs at Popular U.S. by $67 million and $18 million respectively, partially offset by lower BPPR segment OREOs of $48 million, mainly related to lower inflow activity and the sales activity. The increase in mortgage NPLs was primarily due to loans which failed to make a payment after the end of the moratorium and the reclassification of $3 million of loans previously classified as covered. The increase in Popular U.S. construction NPLs was driven by a single $18 million relationship.

At June 30, 2018, non-performing loans secured by real estate held-in-portfolio, amounted to $506 million in the Puerto Rico operations and $51 million in the U.S. operations. These figures compare to $449 million in the Puerto Rico operations and $36 million in the U.S. operations at December 31, 2017. In addition to the non-performing loans included in Table 15, at June 30, 2018, there were $177 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $155 million of performing loans at December 31, 2017.

Table 15—Non-Performing Assets

	June 30, 2018				December 31, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category [4]	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category [4]
Commercial	$162,781	$2,168	$164,949	1.4%	$161,226	$3,839	$165,065	1.4%
Construction	2,559	17,901	20,460	2.3	—	—	—	—
Legacy[1]	—	3,663	3,663	12.5	—	3,039	3,039	9.2
Leasing	3,696	—	3,696	0.4	2,974	—	2,974	0.4
Mortgage	373,257	11,398	384,655	5.2	306,697	14,852	321,549	4.4
Consumer	47,545	18,231	65,776	1.7	40,543	17,787	58,330	1.5

Total non-performing loans held-in-portfolio, excluding covered loans	589,838	53,361	643,199	2.6%	511,440	39,517	550,957	2.3%
Other real estate owned (“OREO”), excluding covered OREO	138,814	3,250	142,063		167,253	2,007	169,260

Total non-performing assets, excluding covered assets	$728,652	$56,611	$785,262		$678,693	$41,524	$720,217
Covered loans and OREO [2]	—	—	—		22,948	—	22,948

Total non-performing assets[3]	$728,652	$56,611	$785,262		$701,641	$41,524	$743,165

Accruing loans past due 90 days or more[5] [6]	$901,473	$—	$901,473		$1,225,149	$—	$1,225,149

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.27	0.81	2.61%		2.83	0.64	2.27%
Allowance for loan losses to loans held-in-portfolio	3.14	1.16	2.61		2.87	1.16	2.43
Allowance for loan losses to non-performing loans, excluding held-for-sale	96.15	142.19	99.97		101.30	182.40	107.12

Ratios including covered loans:
Non-performing assets to total assets	1.94	0.57	1.65%		2.03	0.43	1.68%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.27	0.81	2.61		2.77	0.64	2.23
Allowance for loan losses to loans held-in-portfolio	3.14	1.16	2.61		2.96	1.16	2.51
Allowance for loan losses to non-performing loans, excluding held-for-sale	96.15	142.19	99.97		107.10	182.40	112.47

HIP = “held-in-portfolio”

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

[2]

The amount consists of $3 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $20 million in covered OREO as of December 2017. It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[3]	There were no non-performing loans held-for-sale as of June 30, 2018 and December 31, 2017.
[4]	Loans held-in-portfolio used in the computation exclude $517 million in covered loans at December 2017.
[5]

The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $265 million at June 30, 2018 (December 31, 2017—$272 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[6]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $216 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2018 (December 31, 2017—$178). These balances also include approximately $298 million of loans rebooked due to a repurchase option with GNMA liability (December 31, 2017—$840). The Corporation has approximately $66 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2017—$58 million).

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

Accruing loans past due 90 days or more are composed primarily of credit cards, residential mortgage loans insured by FHA / VA, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Under the GNMA program, issuers such as BPPR have the option, but not the obligation, to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of the issuer with an offsetting liability. As of June 30, 2018, and December 31, 2017, loans past due 90 days or more include approximately $298 million and $840 million, respectively, in loans previously pooled into GNMA securities with a buy-back option. While the borrowers for our serviced GNMA portfolio benefited from the loan payment moratorium as part of the hurricane relief efforts, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.7 billion at June 30, 2018, of which $2.0 billion was secured with owner occupied properties, compared with $7.6 billion and $2.1 billion, respectively, at December 31, 2017. CRE non-performing loans amounted to $116 million at June 30, 2018, compared with $124 million at December 31, 2017. The CRE non-performing loans ratios for the BPPR and Popular U.S. segments were 2.72% and 0.05%, respectively, at June 30, 2018, compared with 2.77% and 0.10%, respectively, at December 31, 2017.

For the quarter ended June 30, 2018, total non-performing loan inflows, excluding consumer loans, increased by $81 million, or 79%, when compared to the inflows for the same quarter in 2017. Inflows of non-performing loans held-in-portfolio at the BPPR segment increased by $63 million, or 66%, compared to the inflows for the second quarter of 2017, mostly related to higher commercial inflows of $41 million, driven by two borrowers with an aggregate amount of $46 million. Inflows of non-performing loans held-in-portfolio at the U.S. segment increased by $18 million, or 287%, from the same quarter in 2017, mostly driven by higher construction inflows by a single borrower.

Table 16—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$519,392	$15,931	$535,323	$467,923	$21,730	$489,653
Plus:
New non-performing loans	157,638	23,797	181,435	285,069	27,560	312,629
Advances on existing non-performing loans	647	2	649	763	6	769
Reclassification from covered loans	3,413	—	3,413	3,413	—	3,413
Less:
Non-performing loans transferred to OREO	(2,926)	—	(2,926)	(8,112)	—	(8,112)
Non-performing loans charged-off	(18,393)	(49)	(18,442)	(34,656)	(313)	(34,969)
Loans returned to accrual status / loan collections	(121,174)	(4,551)	(125,725)	(175,803)	(13,853)	(189,656)

Ending balance NPLs	$538,597	$35,130	$573,727	$538,597	$35,130	$573,727

Table 17—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended June 30, 2017			For the six months ended June 30, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$494,927	$18,988	$513,915	$477,849	$18,743	$496,592
Plus:
New non-performing loans	95,391	6,131	101,522	211,140	12,239	223,379
Advances on existing non-performing loans	—	12	12	—	59	59
Less:
Non-performing loans transferred to OREO	(14,671)	—	(14,671)	(29,437)	(46)	(29,483)
Non-performing loans charged-off	(33,307)	(613)	(33,920)	(47,888)	(730)	(48,618)
Loans returned to accrual status / loan collections	(72,835)	(4,877)	(77,712)	(142,159)	(10,624)	(152,783)

Ending balance NPLs	$469,505	$19,641	$489,146	$469,505	$19,641	$489,146

Table 18—Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$157,132	$1,147	$158,279	$161,226	$3,839	$165,065
Plus:
New non-performing loans	53,794	1,294	55,088	68,973	1,974	70,947
Advances on existing non-performing loans	647	—	647	647	—	647
Less:
Non-performing loans transferred to OREO	(1,831)	—	(1,831)	(4,505)	—	(4,505)
Non-performing loans charged-off	(9,758)	—	(9,758)	(14,547)	(231)	(14,778)
Loans returned to accrual status / loan collections	(37,203)	(273)	(37,476)	(49,013)	(3,414)	(52,427)

Ending balance NPLs	$162,781	$2,168	$164,949	$162,781	$2,168	$164,949

Table 19—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2017			For the six months ended June 30, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$175,477	$3,764	$179,241	$159,655	$3,693	$163,348
Plus:
New non-performing loans	13,809	1,027	14,836	47,409	2,382	49,791
Advances on existing non-performing loans	—	4	4	—	4	4
Less:
Non-performing loans transferred to OREO	(2,442)	—	(2,442)	(5,952)	—	(5,952)
Non-performing loans charged-off	(19,184)	(22)	(19,206)	(24,337)	(68)	(24,405)
Loans returned to accrual status / loan collections	(4,797)	(772)	(5,569)	(13,912)	(2,010)	(15,922)

Ending balance NPLs	$162,863	$4,001	$166,864	$162,863	$4,001	$166,864

Table 20—Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2018 [1]			For the six months ended June 30, 2018 [1]
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$4,293	$—	$4,293	$—	$—	$—
Plus:
New non-performing loans	—	17,901	17,901	4,177	17,901	22,078
Advances on existing non-covered loans	—	—	—	116	—	116
Less:
Loans returned to accrual status / loan collections	(1,734)	—	(1,734)	(1,734)	—	(1,734)

Ending balance NPLs	$2,559	$17,901	$20,460	$2,559	$17,901	$20,460

[1]	There were no non-performing construction loans at June 30, 2017.

Table 21—Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$357,967	$11,647	$369,614	$306,697	$14,852	$321,549
Plus:
New non-performing loans	103,844	3,658	107,502	211,919	6,613	218,532
Reclassification from covered loans	3,413	—	3,413	3,413	—	3,413
Less:
Non-performing loans transferred to OREO	(1,095)	—	(1,095)	(3,607)	—	(3,607)
Non-performing loans charged-off	(8,635)	(49)	(8,684)	(20,109)	(82)	(20,191)
Loans returned to accrual status / loan collections	(82,237)	(3,858)	(86,095)	(125,056)	(9,985)	(135,041)

Ending balance NPLs	$373,257	$11,398	$384,655	$373,257	$11,398	$384,655

Table 22—Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2017			For the six months ended June 30, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$319,450	$11,889	$331,339	$318,194	$11,713	$329,907
Plus:
New non-performing loans	81,582	4,990	86,572	163,731	9,743	173,474
Less:
Non-performing loans transferred to OREO	(12,229)	—	(12,229)	(23,485)	(46)	(23,531)
Non-performing loans charged-off	(14,123)	(580)	(14,703)	(23,551)	(649)	(24,200)
Loans returned to accrual status / loan collections	(68,038)	(4,019)	(72,057)	(128,247)	(8,481)	(136,728)

Ending balance NPLs	$306,642	$12,280	$318,922	$306,642	$12,280	$318,922

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

At June 30, 2018, the allowance for loan losses, amounted to $643 million, an increase of $53 million when compared with December 31, 2017, mostly driven by an increase in the BPPR segment of $49 million, principally driven by the reclassification of $34 million allowance from loans previously classified as covered. The provision for loan losses for the quarter was of $60.1 million, compared to $52.5 million in the same period in the prior year. Refer to the Provision for Loan Losses section of this MD&A for additional information.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six months ended June 30, 2018 and 2017.

Table 23—Annualized Net Charge-offs (Recoveries) to Average Non-covered Loans Held-in-Portfolio

	Quarters ended
	June 30, 2018			June 30, 2017
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	0.45%	0.91%	0.63%	0.67%	(0.07)%	0.41%
Construction	(1.25)	—	(0.13)	(10.18)	—	(1.19)
Leases	0.54	—	0.54	0.79	—	0.79
Legacy	—	(3.66)	(3.66)	—	(2.89)	(2.89)
Mortgage	0.73	0.02	0.68	1.43	0.25	1.30
Consumer	2.88	1.83	2.69	2.81	3.12	2.85

Total annualized net charge-offs to average non-covered loans held-in-portfolio	1.01%	0.81%	0.95%	1.28%	0.22%	1.01%

	Six months ended
	June 30, 2018			June 30, 2017
	BPPR	BPNA	Popular Inc.	BPPR	BPNA	Popular Inc.
Commercial	0.33%	0.78%	0.50%	0.40%	(0.06)%	0.24%
Construction	(1.06)	—	(0.11)	(5.53)	—	(0.63)
Leases	0.76	—	0.76	0.63	—	0.63
Legacy	—	(3.93)	(3.93)	—	(3.61)	(3.61)
Mortgage	0.82	(0.08)	0.72	1.18	0.09	1.05
Consumer	2.78	3.63	2.88	2.40	3.11	2.49

Total annualized net charge-offs to average non-covered loans held-in-portfolio	0.98%	0.77%	0.92%	1.03%	0.21%	0.82%

Net charge-offs for the quarter ended June 30, 2018 remained relatively flat at $57.6 million when compared to the same quarter in 2017, as higher Popular U.S. commercial net charge-offs related to the taxi medallion portfolio were offset by lower mortgage net charge-offs in the BPPR segment.

Table 24—Composition of ALLL

June 30, 2018
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL non-covered loans	$46,626	$—	$—	$362	$47,515	$24,836	$119,339
Impaired non-covered loans	$359,447	$20,460	$—	$1,130	$517,308	$112,485	$1,010,830
Specific ALLL to non-covered impaired loans	12.97%	—%	—%	32.04%	9.19%	22.08%	11.81%

General ALLL non-covered loans	$195,220	$7,702	$700	$13,923	$138,951	$167,183	$523,679
Non-covered loans held-in-portfolio, excluding impaired loans	$11,230,546	$878,863	$29,250	$870,968	$6,859,403	$3,728,656	$23,597,686
General ALLL to non-covered loans held-in-portfolio, excluding impaired loans	1.74%	0.88%	2.39%	1.60%	2.03%	4.48%	2.22%

Total ALLL non-covered loans	$241,846	$7,702	$700	$14,285	$186,466	$192,019	$643,018
Total non-covered loans held-in-portfolio	$11,589,993	$899,323	$29,250	$872,098	$7,376,711	$3,841,141	$24,608,516
ALLL to non-covered loans held-in-portfolio	2.09%	0.86%	2.39%	1.64%	2.53%	5.00%	2.61%

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Table 25—Composition of ALLL

December 31, 2017
(Dollars in thousands)	Commercial	Construction	Legacy[1]	Leasing	Mortgage	Consumer	Total
Specific ALLL non-covered loans	$36,982	$—	$—	$475	$48,832	$22,802	$109,091
Impaired non-covered loans	$323,455	$—	$—	$1,456	$518,275	$104,237	$947,423
Specific ALLL to non-covered impaired loans	11.43%	—%	—%	32.62%	9.42%	21.88%	11.51%

General ALLL non-covered loans	$178,683	$8,362	$798	$11,516	$114,790	$166,942	$481,091
Non-covered loans held-in-portfolio, excluding impaired loans	$11,165,406	$880,029	$32,980	$808,534	$6,752,132	$3,706,290	$23,345,371
General ALLL to non-covered loans held-in-portfolio, excluding impaired loans	1.60%	0.95%	2.42%	1.42%	1.70%	4.50%	2.06%

Total ALLL non-covered loans	$215,665	$8,362	$798	$11,991	$163,622	$189,744	$590,182
Total non-covered loans held-in-portfolio	$11,488,861	$880,029	$32,980	$809,990	$7,270,407	$3,810,527	$24,292,794
ALLL to non-covered loans held-in-portfolio	1.88%	0.95%	2.42%	1.48%	2.25%	4.98%	2.43%

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Troubled debt restructurings

The Corporation’s TDR loans amounted to $1.4 billion at June 30, 2018, increasing by $152 million, or approximately 12%, from December 31, 2017, driven by higher commercial and mortgage TDRs in the BPPR segment of $109 million and $37 million, respectively. TDRs in accruing status increased by $88 million from December 31, 2017, while non-accruing TDRs increased by $64 million.

Refer to Note 8 to the Consolidated Financial Statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The following tables present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2018 and December 31, 2017.

Appraisals may be adjusted due to their age and the type, location and condition of the property, area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the impairment measurement date. Refer to the Allowance for Loan Losses section of Note 3, “Summary of significant accounting policies” of the Corporation’s 2017 Form 10-K for more information.

Table 26—Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

June 30, 2018
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	118	$299,288	22%
Construction	1	2,559	—

[1]	Based on outstanding balance of total impaired loans.

December 31, 2017
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	112	$267,302	30%

[1]	Based on outstanding balance of total impaired loans.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Adjusted net income – Non-GAAP Financial Measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the “adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that the adjusted net income provides meaningful information to investors about the underlying performance of the Corporation’s ongoing operations.

Table 27 present a reconciliation of reported results to Adjusted net income for the quarter and six months ended June 30, 2018. No adjustments are reflected for the quarter and six months ended June 30, 2017.

Table 27—Adjusted Net Income for the Quarter and Six Months Ended June 30, 2018 (Non-GAAP)

(Unaudited)	For the quarter ended June 30, 2018			For the six months ended June 30,2018
(In thousands)	Pre-tax	Income tax effect	Impact on net income	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net income			$279,783			$371,107
Non-GAAP adjustments:
Termination of FDIC Shared-Loss Agreements[1]	(94,633)	45,059	(49,574)	(94,633)	45,059	(49,574)
Tax Closing Agreement[2]	—	(108,946)	(108,946)	—	(108,946)	(108,946)
Adjusted net income (Non-GAAP)			$121,263			$212,587

[1]

On May 22, 2018, BPPR entered into a Termination Agreement with the FDIC to terminate all Shared-Loss Agreements in connection with the acquisition of certain assets and assumption of certain liabilities of Westernbank Puerto Rico in 2010. As a result, BPPR recognized a pre-tax gain of $94.6 million, net of the related professional and advisory fees of $8.1 million associated with the Termination Agreement. Refer to Note 9—FDIC Loss-Share Asset and True Up Payment Obligation for additional information.

[2]

Represents the impact of the Termination Agreement on income taxes. In June 2012, the Corporation entered into a Tax Closing Agreement with the Puerto Rico Department of the Treasury to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. Based on the provisions of this Tax Closing Agreement, the Corporation recognized a net income tax benefit of $108.9 million during the second quarter of 2018. Refer to Note 31- Income Taxes for additional information.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I—Item 1A—Risk Factors” in our 2017 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors below and in our 2017 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of June 30, 2018, the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2018 under the 2004 Omnibus Incentive Plan:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1- April 30			—	—
May 1- May 31	21,701	$46.67	—	—
June 1- June 30	—	—	—	—

Total June 30, 2018	21,701	$46.67	—	—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Popular, Inc. (1)

10.1	Director Compensation Letter, Election Form and Restricted Stock Agreement for Myrna M. Soto, dated June 22, 2018. (1)

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

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

POPULAR, INC.

(Registrant)

Date: August 7, 2018	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: August 7, 2018	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Controller