Form 10-Q
period 2018-09-30
POPULAR INC
filed 2018-11-08
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 100,352,514 shares outstanding as of November 5, 2018.

POPULAR, INC.

Forward-Looking Information

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements about Popular Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives and future performance. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations, and the impact of Hurricanes Irma and María on the Corporation. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

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

•

the ability to successfully integrate the auto finance business acquired from Wells Fargo & Company, as well as unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during the due diligence investigation of the business or that are not subject to indemnification or reimbursement, and risks that the business may suffer as a result of the transaction, including due to adverse effects on relationships with customers, employees and service providers;

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$400,949	$402,857

Money market investments:
Time deposits with other banks	4,609,061	5,255,119

Total money market investments	4,609,061	5,255,119

Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	600	625
Other trading securities	37,131	33,301
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	295,437	393,634
Other investment securities available-for-sale	12,752,180	9,783,289
Debt securities held-to-maturity, at amortized cost (fair value 2018 - $105,074; 2017 - $97,501)	101,238	107,019
Equity securities (realizable value 2018 -$162,741); (2017 - $168,417)	157,962	165,103
Loans held-for-sale, at lower of cost or fair value	51,742	132,395

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	26,661,951	24,423,427
Loans covered under loss-sharing agreements with the FDIC	—	517,274
Less – Unearned income	149,783	130,633
Allowance for loan losses	633,718	623,426

Total loans held-in-portfolio, net	25,878,450	24,186,642

FDIC loss-share asset	—	45,192
Premises and equipment, net	557,104	547,142
Other real estate not covered under loss-sharing agreements with the FDIC	133,780	169,260
Other real estate covered under loss-sharing agreements with the FDIC	—	19,595
Accrued income receivable	163,443	213,844
Mortgage servicing assets, at fair value	162,779	168,031
Other assets	1,900,850	1,991,323
Goodwill	687,536	627,294
Other intangible assets	29,186	35,672

Total assets	$47,919,428	$44,277,337

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$8,803,752	$8,490,945
Interest bearing	30,845,075	26,962,563

Total deposits	39,648,827	35,453,508

Assets sold under agreements to repurchase	300,116	390,921
Other short-term borrowings	1,200	96,208
Notes payable	1,744,687	1,536,356
Other liabilities	980,249	1,696,439

Total liabilities	42,675,079	39,173,432

Commitments and contingencies (Refer to Note 22)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,304,529 shares issued (2017 - 104,238,159) and 100,336,341 shares outstanding (2017 - 102,068,981)	1,043	1,042
Surplus	4,281,515	4,298,503
Retained earnings	1,629,692	1,194,994
Treasury stock - at cost, 3,968,188 shares (2017 - 2,169,178)	(183,872)	(90,142)
Accumulated other comprehensive loss, net of tax	(534,189)	(350,652)

Total stockholders’ equity	5,244,349	5,103,905

Total liabilities and stockholders’ equity	$47,919,428	$44,277,337

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2018	2017	2018	2017
Interest income:
Loans	$430,637	$371,979	$1,190,498	$1,102,784
Money market investments	27,581	15,529	86,258	33,233
Investment securities	70,147	48,375	185,537	144,594

Total interest income	528,365	435,883	1,462,293	1,280,611

Interest expense:
Deposits	55,134	37,058	139,050	104,907
Short-term borrowings	1,622	1,524	5,387	3,734
Long-term debt	20,140	19,130	59,204	57,222

Total interest expense	76,896	57,712	203,641	165,863

Net interest income	451,469	378,171	1,258,652	1,114,748
Provision for loan losses - non-covered loans	54,387	157,659	183,774	249,681
Provision for loan losses - covered loans	—	3,100	1,730	4,255

Net interest income after provision for loan losses	397,082	217,412	1,073,148	860,812

Service charges on deposit accounts	38,147	39,273	111,704	119,882
Other service fees	64,316	53,481	187,794	168,824
Mortgage banking activities (Refer to Note 11)	11,269	5,239	33,408	27,349
Net gain on sale of debt securities	—	83	—	83
Other-than-temporary impairment losses on debt securities	—	—	—	(8,299)
Net gain (loss), including impairment on equity securities	370	20	(42)	201
Net (loss) profit on trading account debt securities	(122)	253	(299)	(680)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	(420)	—	(420)
Adjustments (expense) to indemnity reserves on loans sold	(3,029)	(6,406)	(6,482)	(11,302)
FDIC loss-share (expense) income (Refer to Note 29)	—	(3,948)	94,725	(12,680)
Other operating income	40,070	12,799	78,519	50,078

Total non-interest income	151,021	100,374	499,327	333,036

Operating expenses:
Personnel costs	139,757	117,769	389,941	358,457
Net occupancy expenses	18,602	22,254	63,829	65,295
Equipment expenses	18,303	16,457	53,284	48,677
Other taxes	11,923	10,858	33,701	32,567
Professional fees	83,860	70,772	260,748	212,956
Communications	6,054	5,394	17,342	17,242
Business promotion	15,478	15,216	44,265	40,158
FDIC deposit insurance	8,610	6,271	22,534	18,936
Other real estate owned (OREO) expenses	7,950	11,724	21,028	41,212
Other operating expenses	52,576	38,028	111,462	92,707
Amortization of intangibles	2,324	2,345	6,973	7,034

Total operating expenses	365,437	317,088	1,025,107	935,241

Income before income tax	182,666	698	547,368	258,607
Income tax expense (benefit)	42,018	(19,966)	35,613	48,772

Net Income	$140,648	$20,664	$511,755	$209,835

Net Income Applicable to Common Stock	$139,718	$19,734	$508,963	$207,043

Net Income per Common Share – Basic	$1.38	$0.19	$5.01	$2.03

Net Income per Common Share – Diluted	$1.38	$0.19	$5.00	$2.03

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended, September 30,		Nine months ended, September 30,
(In thousands)	2018	2017	2018	2017
Net income	$140,648	$20,664	$511,755	$209,835

Reclassification to retained earnings due to cumulative effect of accounting change	—	—	(605)	—
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(605)	(390)	(3,968)	(1,839)
Amortization of net losses of pension and postretirement benefit plans	5,386	5,606	16,157	16,819
Amortization of prior service credit of pension and postretirement benefit plans	(868)	(950)	(2,603)	(2,850)
Unrealized holding (losses) gains on debt securities arising during the period	(43,781)	9,180	(201,193)	14,912
Other-than-temporary impairment included in net income	—	—	—	8,299
Reclassification adjustment for gains included in net income	—	(83)	—	(83)
Unrealized holding gains on equity securities arising during the period	—	60	—	225
Reclassification adjustment for gains included in net income	—	(20)	—	(201)
Unrealized net gains (losses) on cash flow hedges	341	(410)	1,296	(1,424)
Reclassification adjustment for net losses (gains) included in net income	147	232	(870)	2,122

Other comprehensive (loss) income before tax	(39,380)	13,225	(191,786)	35,980
Income tax benefit (expense)	1,983	(1,614)	8,249	(7,026)

Total other comprehensive (loss) income, net of tax	(37,397)	11,611	(183,537)	28,954

Comprehensive income, net of tax	$103,251	$32,275	$328,218	$238,789

Tax effect allocated to each component of other comprehensive (loss) income:

	Quarters ended September 30,		Nine months ended, September 30,
(In thousands)	2018	2017	2018	2017
Amortization of net losses of pension and postretirement benefit plans	$(2,101)	$(2,185)	$(6,301)	$(6,556)
Amortization of prior service credit of pension and postretirement benefit plans	339	370	1,016	1,110
Unrealized holding (losses) gains on debt securities arising during the period	3,936	122	13,701	239
Other-than-temporary impairment included in net income	—	—	—	(1,559)
Reclassification adjustment for gains included in net income	—	17	—	17
Unrealized holding gains on equity securities arising during the period	—	(12)	—	(45)
Reclassification adjustment for gains included in net income	—	4	—	40
Unrealized net gains (losses) on cash flow hedges	(133)	160	(506)	555
Reclassification adjustment for net losses (gains) included in net income	(58)	(90)	339	(827)

Income tax benefit (expense)	$1,983	$(1,614)	$8,249	$(7,026)

The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2016	$1,040	$50,160	$4,255,022	$1,220,307	$(8,286)	$(320,286)	$5,197,957
Net income				209,835			209,835
Issuance of stock	2		5,513				5,515
Dividends declared:
Common stock				(76,620)			(76,620)
Preferred stock				(2,792)			(2,792)
Common stock purchases			4,518		(81,936)		(77,418)
Other comprehensive income, net of tax						28,954	28,954

Balance at September 30, 2017	$1,042	$50,160	$4,265,053	$1,350,730	$(90,222)	$(291,332)	$5,285,431

Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	$5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				511,755			511,755
Issuance of stock	1		2,564				2,565
Dividends declared:
Common stock				(76,200)			(76,200)
Preferred stock				(2,792)			(2,792)
Common stock purchases			(23,020)		(104,423)		(127,443)
Common stock reissuance			143		2,008		2,151
Stock based compensation			3,325		8,685		12,010
Other comprehensive income, net of tax						(183,537)	(183,537)

Balance at September 30, 2018	$1,043	$50,160	$4,281,515	$1,629,692	$(183,872)	$(534,189)	$5,244,349

Disclosure of changes in number of shares:	September 30, 2018	September 30, 2017
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	104,238,159	104,058,684
Issuance of stock	66,370	138,840

Balance at end of period	104,304,529	104,197,524
Treasury stock	(3,968,188)	(2,171,107)

Common Stock – Outstanding	100,336,341	102,026,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$511,755	$209,835

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	185,504	253,936
Amortization of intangibles	6,973	7,034
Depreciation and amortization of premises and equipment	39,083	35,966
Net accretion of discounts and amortization of premiums and deferred fees	(43,533)	(17,371)
Share-based compensation	5,962	—
Impairment losses on long-lived assets	272	11,286
Other-than-temporary impairment on debt securities	—	8,299
Fair value adjustments on mortgage servicing rights	13,123	24,262
FDIC loss share (income) expense	(94,725)	12,680
Adjustments (expense) to indemnity reserves on loans sold	6,482	11,302
Earnings from investments under the equity method, net of dividends or distributions	(14,772)	(11,514)
Deferred income tax (benefit) expense	(97,708)	30,471
Loss (gain) on:
Disposition of premises and equipment and other productive assets	17,694	5,018
Proceeds from insurance claims	(14,411)	—
Sale and valuation adjustments of debt securities	—	(83)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(6,734)	(16,455)
Sale of foreclosed assets, including write-downs	(638)	19,228
Acquisitions of loans held-for-sale	(173,644)	(204,813)
Proceeds from sale of loans held-for-sale	51,131	68,326
Net originations on loans held-for-sale	(186,063)	(283,709)
Net decrease (increase) in:
Trading debt securities	346,455	499,714
Equity securities	(2,480)	(613)
Accrued income receivable	51,868	(8,297)
Other assets	234,836	(1,882)
Net (decrease) increase in:
Interest payable	(9,933)	(9,299)
Pension and other postretirement benefits obligation	3,392	(13,760)
Other liabilities	(197,035)	15,178

Total adjustments	121,099	434,904

Net cash provided by operating activities	632,854	644,739

Cash flows from investing activities:
Net increase (decrease) in money market investments	647,519	(2,600,853)
Purchases of investment securities:
Available-for-sale	(6,968,920)	(2,356,385)
Equity	(11,304)	(23,822)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	3,925,362	1,225,915
Held-to-maturity	7,184	6,229
Proceeds from sale of investment securities:
Available-for-sale	—	14,423
Equity	20,925	17,675
Net disbursements on loans	(15,604)	(77,400)
Proceeds from sale of loans	1,354	415
Acquisition of loan portfolios	(461,117)	(448,121)
Net payments (to) from FDIC under loss sharing agreements	(25,012)	(11,520)
Payments to acquire businesses, net of cash acquired	(1,830,050)	—
Return of capital from equity method investments	2,501	8,056
Acquisition of premises and equipment	(53,144)	(40,158)
Proceeds from insurance claims	14,411	—
Proceeds from sale of:
Premises and equipment and other productive assets	6,991	6,982
Foreclosed assets	85,622	85,705

Net cash used in investing activities	(4,653,282)	(4,192,859)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	4,193,859	3,751,367
Assets sold under agreements to repurchase	(90,805)	(105,020)
Other short-term borrowings	(95,008)	239,398
Payments of notes payable	(226,976)	(89,375)
Proceeds from issuance of notes payable	434,706	45,000
Proceeds from issuance of common stock	10,852	5,515
Dividends paid	(79,115)	(69,162)
Net payments for repurchase of common stock	(125,326)	(75,662)
Payments related to tax withholding for share-based compensation	(2,205)	(1,756)

Net cash provided by financing activities	4,019,982	3,700,305

Net (decrease) increase in cash and due from banks, and restricted cash	(446)	152,185
Cash and due from banks, and restricted cash at beginning of period	412,629	374,196

Cash and due from banks, and restricted cash at the end of the period	$412,183	$526,381

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

On August 1, 2018, Popular, Inc., through its subsidiary Popular Auto, LLC, acquired and assumed from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company, certain assets and liabilities related to their auto finance business in Puerto Rico (the “Reliable Transaction” or “Transaction”). Refer to Note 4, Business combination, for further details on the Reliable Transaction.

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

Business Combination

The Corporation determined that the acquisition of certain assets and assumption of certain liabilities in connection with the Reliable Transaction constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”. The assets and liabilities, both tangible and intangible, were initially recorded at their estimated fair values. Fair values were determined based on the requirements of FASB ASC Topic 820 “Fair Value Measurements”. These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair value becomes available. Acquisition-related costs are expensed as incurred. Refer to Note 4, Business combination, for additional information of assets acquired and liabilities assumed in connection with the Transaction.

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

The Corporation was not impacted by these technical corrections and improvements upon adoption of this ASU.

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

As a result of the adoption of this accounting pronouncement, the Corporation recognized $6.7 million during the nine months ended September 30, 2018 (September 30, 2017—$5.6 million) as components of net periodic benefit cost other than service cost in the other operating expenses caption, which would have otherwise previously been recognized as personnel cost. The presentation for prior periods has been adjusted to reflect the new classification. Effective January 1, 2018, these expenses are no longer capitalized as part of loan origination costs.

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

The Corporation adopted ASU 2017-01 during the first quarter of 2018. As such, the Corporation will consider this guidance in any business combinations completed after the effective date. Refer to Note 4, Business combination, for additional information on assets acquired and liabilities assumed in connection with the Reliable Transaction.

FASB Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

The FASB issued ASU 2016-18 in November 2016, which requires entities to present the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet if restricted cash and restricted cash equivalents are presented in a different line item in the balance sheet.

As a result of the adoption of this accounting pronouncement, the Corporation included restricted cash and restricted cash equivalents within money market investments of $11.2 million at September 30, 2018 (September 30, 2017—$8.9 million) in the Consolidated Statements of Cash Flows. In addition, the Corporation presented a reconciliation of the totals in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Statements of Condition in Note 33, Supplemental disclosure on the consolidated statements of cash flows.

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

As a result of the adoption of this accounting pronouncement, the Corporation reclassified from investing to operating activities $0.5 million in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 as a result of electing the cumulative earnings approach for classifying distributions received from equity investees.

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

The Corporation adopted this accounting pronouncement during the first quarter of 2018 using the modified retrospective approach. The Corporation elected the practical expedient that permits an entity to expense incremental costs of obtaining contracts, given the amortization periods were one year or less. There were no material changes in the presentation and timing of when revenues are recognized. ASC Topic 606 was applied to contracts that were not completed as of January 1, 2018. There was no impact in the evaluation of these contracts. Refer to additional disclosures on Note 28, Revenue from contracts with customers.

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

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606

The FASB issued ASU 2018-18 in November 2018 which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

The Corporation does not expect to be impacted by these amendments since it does not have collaborative arrangements.

FASB Accounting Standards Update (“ASU”) 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

The FASB issued ASU 2018-17 in October 2018, which requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. These amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.

The Corporation does not expect to be materially impacted by these amendments.

FASB Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

The FASB issued ASU 2018-16 in October 2018 which permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to other permissible U.S. benchmark rates.

The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12, which are effective in the first quarter of 2019. The amendments should be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption.

The Corporation will consider this guidance for qualifying new hedging relationships entered into on or after the effective date.

FASB Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The FASB issued ASU 2018-15 in August 2018 which, among other things, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and clarifies the term over which such capitalized implementation costs should be amortized.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

The Corporation does not expect to be materially impacted by these amendments.

FASB Accounting Standards Update (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

The FASB issued ASU 2018-14 in August 2018, which modifies the disclosure requirements for employers that sponsor defined benefit pension or postretirement plans. The most significant changes include the removal of the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and benefit obligation for postretirement health care benefits. In addition, certain disclosure requirements were added which include, but are not limited to, an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments in this ASU are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented.

Upon adoption of this standard, the Corporation will be impacted principally by the simplified disclosures on defined benefit plans.

FASB Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

The FASB issued ASU 2018-13 in August 2018, which modifies the disclosure requirements on fair value measurements. The most significant changes include, among other things, the removal of the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, certain disclosure requirements were added, which include but are not limited to, how the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements was calculated.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

Upon adoption of this standard, the Corporation will be impacted principally by the simplified disclosures on fair value measurements.

FASB Accounting Standards Update (“ASU”) 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts

The FASB issued ASU 2018-12 in August 2018, which makes targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.

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

The amendments in this ASU are effective immediately, except for amendments that require transition guidance, which are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; and amendments to guidance not yet effective which are effective on the same date as the original Updates.

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

The amendments in this ASU were effective upon issuance of the Update. The Corporation was not impacted by this Codification improvement.

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

Note 4 – Business combination

On August 1, 2018, Popular Auto, LLC (“Popular Auto”), Banco Popular de Puerto Rico’s auto finance subsidiary, completed the acquisition of certain assets and the assumption of certain liabilities related to Wells Fargo & Company’s (“Wells Fargo”) auto finance business in Puerto Rico (“Reliable”). Popular Auto acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. Reliable will continue operating as a Division of Popular Auto in parallel with Popular Auto’s existing operations for a period after closing to provide continuity of service to Reliable customers while allowing Popular to assess best practices before completing the integration of the two operations.

Wells Fargo retained approximately $398 million in retail auto loans and has separately entered into a loan servicing agreement with Popular Auto with respect to such loans.

Popular entered into the Transaction as part of its growth strategy to increase its market share in the auto finance business in Puerto Rico.

The following table presents the fair values of the consideration and major classes of identifiable assets acquired and liabilities assumed by the Corporation as of August 1, 2018.

(In thousands)	Book value prior to purchase accounting adjustments	Fair value adjustments	As recorded by Popular, Inc.
Cash consideration	$1,843,256	$—	$1,843,256

Assets:
Loans	1,912,866	(126,908)[1]	1,785,958
Premises and equipment	1,246	—	1,246
Accrued income receivable	1,466	—	1,466
Other assets	5,020	—	5,020
Trademark	—	488	488

Total assets	$1,920,598	$(126,420)	$1,794,178

Liabilities:
Other liabilities	$11,164	$—	$11,164

Total liabilities	$11,164	$—	$11,164

Net assets acquired	$1,909,434	$(126,420)	$1,783,014

Goodwill on acquisition			$60,242

[1] The fair value discount is comprised of $118 million related to the retail auto loans portfolio and $9 million related to the commercial loans portfolio.

The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Because of the short time period between the August 1, 2018 closing of the transaction and the September 30, 2018 reporting date, the Corporation continues to analyze its estimates of fair value on loans acquired. As the Corporation finalizes its analyses, there may be adjustments to the recorded carrying values, and thus the recognized goodwill may increase or decrease.

Following is a description of the methods used to determine the fair values of significant assets acquired on the Reliable Transaction:

Loans

Retail Auto Loans

Fair values for retail auto loans were based on a discounted cash flow methodology. Aggregation into pools considered characteristics such as payment terms, remaining terms, and credit quality. Principal and interest projections considered prepayment rates and credit loss expectations. The discount rates were developed based on the relative risk of the cash flows as of the valuation date, taking into account the expected life of the loans. Retail auto loans were accounted for under ASC Subtopic 310-20. As of August 1, 2018, contractual cash flows amounted to $1.8 billion, from which $112 million are not expected to be collected.

Commercial Loans

Fair values for commercial loans were based on a probability of default/loss given default (“PD/LGD”) methodology. The PD was determined based on characteristics such as payment terms, remaining terms, and credit quality. Commercial loans were accounted for under ASC Subtopic 310-20. As of August 1, 2018, contractual cash flows amounted to $348 million, from which $8 million are not expected to be collected.

Goodwill

The amount of goodwill is the residual difference between the consideration transferred to Wells Fargo and the fair value of the assets acquired, net of the liabilities assumed. The goodwill is deductible for income tax purposes.

Trademark

The fair value of the Reliable trademark was calculated using the relief-from-royalty method. The Reliable trademark is subject to amortization, since Popular intends to use the trademark for a limited period of time.

The operating results of the Corporation for the quarter ended September 30, 2018 include the operating results produced by the acquired assets and liabilities assumed for the period of August 1, 2018 to September 30, 2018. This includes approximately $35.7 million in gross revenues, including $13.4 million in accretion of the fair value discount, and approximately $8.6 million in operating expenses, including $3.8 million of transaction-related expenses. The Corporation believes that given the amount of assets and liabilities assumed and the size of the operations acquired in relation to Popular’s operations, the historical results of Reliable are not significant to Popular’s results, and thus no pro forma information is presented.

Note 5 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $1.5 billion at September 30, 2018 (December 31, 2017—$1.4 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2018, the Corporation held $47 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2017—$41 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at September 30, 2018 and December 31, 2017.

	At September 30, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$3,305,842	$16	$6,510	$3,299,348	1.75%
After 1 to 5 years	4,348,322	—	76,258	4,272,064	2.22
After 5 to 10 years	295,352	9	4,811	290,550	2.64

Total U.S. Treasury securities	7,949,516	25	87,579	7,861,962	2.04

Obligations of U.S. Government sponsored entities
Within 1 year	220,063	1	1,081	218,983	1.46
After 1 to 5 years	188,811	4	4,004	184,811	1.45

Total obligations of U.S. Government sponsored entities	408,874	5	5,085	403,794	1.45

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,861	—	182	6,679	1.33

Total obligations of Puerto Rico, States and political subdivisions	6,861	—	182	6,679	1.33

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	906	—	8	898	1.92
After 5 to 10 years	115,854	—	6,397	109,457	1.67
After 10 years	681,359	1,208	34,310	648,257	2.10

Total collateralized mortgage obligations—federal agencies	798,119	1,208	40,715	758,612	2.03

Mortgage-backed securities
Within 1 year	879	11	—	890	4.46
After 1 to 5 years	4,748	23	148	4,623	2.31
After 5 to 10 years	351,597	949	11,726	340,820	2.21
After 10 years	3,834,855	9,383	174,558	3,669,680	2.43

Total mortgage-backed securities	4,192,079	10,366	186,432	4,016,013	2.41

Other
After 5 to 10 years	556	1	—	557	3.62

Total other	556	1	—	557	3.62

Total debt securities available-for-sale[1]	$13,356,005	$11,605	$319,993	$13,047,617	2.14%

[1]

Includes $8.5 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $7.6 billion serve as collateral for public funds.

	At December 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$1,112,791	$8	$2,101	$1,110,698	1.06%
After 1 to 5 years	2,550,116	—	26,319	2,523,797	1.55
After 5 to 10 years	293,579	281	191	293,669	2.24

Total U.S. Treasury securities	3,956,486	289	28,611	3,928,164	1.46

Obligations of U.S. Government sponsored entities
Within 1 year	276,304	21	818	275,507	1.26
After 1 to 5 years	336,922	22	3,518	333,426	1.48

Total obligations of U.S. Government sponsored entities	613,226	43	4,336	608,933	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,668	—	59	6,609	2.30

Total obligations of Puerto Rico, States and political subdivisions	6,668	—	59	6,609	2.30

Collateralized mortgage obligations - federal agencies
Within 1 year	40	—	—	40	2.60
After 1 to 5 years	16,972	173	75	17,070	2.90
After 5 to 10 years	36,186	57	526	35,717	2.31
After 10 years	914,568	2,789	26,431	890,926	2.01

Total collateralized mortgage obligations - federal agencies	967,766	3,019	27,032	943,753	2.03

Mortgage-backed securities
Within 1 year	484	8	—	492	4.23
After 1 to 5 years	14,599	206	211	14,594	3.50
After 5 to 10 years	339,161	2,390	3,765	337,786	2.21
After 10 years	4,385,368	19,493	69,071	4,335,790	2.46

Total mortgage-backed securities	4,739,612	22,097	73,047	4,688,662	2.44

Other
After 5 to 10 years	789	13	—	802	3.62

Total other	789	13	—	802	3.62

Total debt securities available-for-sale[1]	$10,284,547	$25,461	$133,085	$10,176,923	1.96%

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

There were no securities sold during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Corporation sold obligations from the Puerto Rico government and its political subdivisions with a realized gain of $83 thousand. The proceeds from these sales were $14.4 million.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	At September 30, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$5,699,061	$57,506	$1,617,265	$30,073	$7,316,326	$87,579
Obligations of U.S. Government sponsored entities	62,347	135	340,364	4,950	402,711	5,085
Obligations of Puerto Rico, States and political subdivisions	6,679	182	—	—	6,679	182
Collateralized mortgage obligations—federal agencies	122,520	2,481	576,298	38,234	698,818	40,715
Mortgage-backed securities	973,548	35,262	2,760,024	151,170	3,733,572	186,432

Total debt securities available-for-sale in an unrealized loss position	$6,864,155	$95,566	$5,293,951	$224,427	$12,158,106	$319,993

	At December 31, 2017
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$2,608,473	$14,749	$1,027,066	$13,862	$3,635,539	$28,611
Obligations of U.S. Government sponsored entities	214,670	1,108	376,807	3,228	591,477	4,336
Obligations of Puerto Rico, States and political subdivisions	6,609	59	—	—	6,609	59
Collateralized mortgage obligations—federal agencies	153,336	2,110	595,339	24,922	748,675	27,032
Mortgage-backed securities	1,515,295	12,529	2,652,359	60,518	4,167,654	73,047

Total debt securities available-for-sale in an unrealized loss position	$4,498,383	$30,555	$4,651,571	$102,530	$9,149,954	$133,085

As of September 30, 2018, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $320 million, driven mainly by mortgage-backed securities, U.S. Treasury securities, and collateralized mortgage obligations.

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

At September 30, 2018, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At September 30, 2018, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the debt securities prior to recovery of their amortized cost basis.

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

	September 30, 2018		December 31, 2017
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,132,301	$2,993,841	$3,621,537	$3,572,474
Freddie Mac	1,119,833	1,066,880	1,358,708	1,335,685

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at September 30, 2018 and December 31, 2017.

	At September 30, 2018
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,510	$8	$3	$3,515	6.00%
After 1 to 5 years	16,505	497	1	17,001	6.07
After 5 to 10 years	23,885	1,127	575	24,437	3.61
After 10 years	45,221	3,004	219	48,006	1.87

Total obligations of Puerto Rico, States and political subdivisions	89,121	4,636	798	92,959	3.28

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	56	3	—	59	5.45

Total collateralized mortgage obligations - federal agencies	56	3	—	59	5.45

Trust preferred securities
After 10 years	11,561	—	—	11,561	6.51

Total trust preferred securities	11,561	—	—	11,561	6.51

Other
After 1 to 5 years	500	—	5	495	2.97
Total other	500	—	5	495	2.97

Total debt securities held-to-maturity[1]	$101,238	$4,639	$803	$105,074	3.65%

[1]	Includes $89.1 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

	At December 31, 2017
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,295	$—	$79	$3,216	5.96%
After 1 to 5 years	15,485	—	4,143	11,342	6.05
After 5 to 10 years	29,240	—	8,905	20,335	3.89
After 10 years	44,734	3,834	222	48,346	1.93

Total obligations of Puerto Rico, States and political subdivisions	92,754	3,834	13,349	83,239	3.38

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	67	4	—	71	5.45

Total collateralized mortgage obligations - federal agencies	67	4	—	71	5.45

Trust preferred securities
After 5 to 10 years	1,637	—	—	1,637	8.33
After 10 years	11,561	—	—	11,561	6.51

Total trust preferred securities	13,198	—	—	13,198	6.73

Other
Within 1 year	500	—	7	493	1.96
After 1 to 5 years	500	—	—	500	2.97

Total other	1,000	—	7	993	2.47

Total debt securities held-to-maturity[1]	$107,019	$3,838	$13,356	$97,501	3.79%

[1]	Includes $92.8 million pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

Debt securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017.

	At September 30, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$17,359	$219	$14,431	$579	$31,790	$798
Other	—	—	495	5	495	5

Total debt securities held-to-maturity in an unrealized loss position	$17,359	$219	$14,926	$584	$32,285	$803

	At December 31, 2017
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$35,696	$13,349	$35,696	$13,349
Other	—	—	743	7	743	7

Total debt securities held-to-maturity in an unrealized loss position	$—	$—	$36,439	$13,356	$36,439	$13,356

As indicated in Note 6 to these Consolidated Financial Statements, management evaluates debt securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2018 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $45 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from, and have a lien on, certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality and issuing municipalities are required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligations bonds.

The portfolio also includes $44 million in securities for which the underlying source of payment is not the central government, but in which a government instrumentality provides a guarantee in the event of default. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at September 30, 2018. Further deterioration of the Puerto Rico economy or of the fiscal crisis of the Government of Puerto Rico (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell debt securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these investment securities prior to recovery of their amortized cost basis.

Refer to Note 22 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 3 - Summary of significant accounting policies of the 2017 Form 10-K.

The Corporation has presented the loans covered by the loss-sharing agreements with the FDIC separately as “covered loans” since the risk of loss was significantly different than those not covered under the loss-sharing agreements, due to the loss protection provided by the FDIC. As discussed in Note 10, on May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. As a result of the Termination Agreement, assets that were covered by the loss share agreement, including covered loans in the amount of approximately $514.6 million as of March 31, 2018, were reclassified as non-covered. The Corporation now recognizes entirely all future credit losses, expenses, gains, and recoveries related to the formerly covered assets with no offset due to or from the FDIC.

As previously disclosed in Note 4, as a result of the Reliable Transaction completed on August 1, 2018, Popular Auto, LLC, acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. These loans are included in the information presented in this note.

During the quarter and nine months ended September 30, 2018, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $147 million and $480 million, respectively and consumer loans of $48 million and $152 million, respectively. During the quarter and nine months ended September 30, 2017, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $104 million and $364 million, respectively; consumer loans of $133 million and $283 million, respectively; and leases of $2 million, for the nine months ended September 30, 2017.

The Corporation performed whole-loan sales involving approximately $19 million and $45 million of residential mortgage loans during the quarter and nine months ended September 30, 2018, respectively (September 30, 2017 - $9 million and $63 million, respectively). Also, the Corporation securitized approximately $110 million and $320 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2018, respectively (September 30, 2017 - $86 million and $369 million, respectively). Furthermore, the Corporation securitized approximately $26 million and $72 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2018, respectively (September 30, 2017 - $21 million and $86 million, respectively).

Delinquency status

The following table presents the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at September 30, 2018 and December 31, 2017.

September 30, 2018
Puerto Rico
	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$466	$242	$2,061	$2,769	$145,459	$148,228	$577	$—
Commercial real estate:
Non-owner occupied	34,587	1,612	86,831	123,030	2,234,301	2,357,331	29,288	—
Owner occupied	12,947	3,260	120,401	136,608	1,598,897	1,735,505	93,192	—
Commercial and industrial	8,313	503	48,425	57,241	3,109,171	3,166,412	48,214	211
Construction	2,306	—	1,829	4,135	73,658	77,793	1,829	—
Mortgage	285,917	136,265	1,215,269	1,637,451	4,893,825	6,531,276	348,779	735,454
Leasing	7,416	2,259	3,009	12,684	890,856	903,540	3,009	—
Consumer:
Credit cards	9,515	6,178	16,768	32,461	1,005,372	1,037,833	—	16,768
Home equity lines of credit	159	391	107	657	4,824	5,481	11	96
Personal	12,609	7,162	19,780	39,551	1,203,845	1,243,396	18,939	1
Auto	53,347	10,783	22,165	86,295	2,382,315	2,468,610	22,097	68
Other	443	92	15,344	15,879	132,069	147,948	14,868	476

Total	$428,025	$168,747	$1,551,989	$2,148,761	$17,674,592	$19,823,353	$580,803	$753,074

[1]

Loans HIP of $218 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

September 30, 2018
Popular U.S.
	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$2,581	$17	$—	$2,598	$1,325,974	$1,328,572	$—	$—
Commercial real estate:
Non-owner occupied	—	13,993	365	14,358	1,885,035	1,899,393	365	—
Owner occupied	1,578	618	389	2,585	285,820	288,405	389	—
Commercial and industrial	1,350	2,036	86,220	89,606	980,255	1,069,861	660	—
Construction	20,588	—	17,866	38,454	827,118	865,572	17,866	—
Mortgage	932	3,112	12,306	16,350	756,544	772,894	12,306	—
Legacy	23	269	3,403	3,695	23,871	27,566	3,403	—
Consumer:
Credit cards	1	—	5	6	57	63	5	—
Home equity lines of credit	1,739	594	13,938	16,271	129,274	145,545	13,938	—
Personal	2,164	1,778	2,753	6,695	283,966	290,661	2,753	—
Other	—	4	—	4	279	283	—	—

Total	$30,956	$22,421	$137,245	$190,622	$6,498,193	$6,688,815	$51,685	$—

[1]

Loans HIP of $86 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

September 30, 2018
Popular, Inc.
	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[3] [4]	loans	loans[5]
Commercial multi-family	$3,047	$259	$2,061	$5,367	$1,471,433	$1,476,800	$577	$—
Commercial real estate:
Non-owner occupied	34,587	15,605	87,196	137,388	4,119,336	4,256,724	29,653	—
Owner occupied	14,525	3,878	120,790	139,193	1,884,717	2,023,910	93,581	—
Commercial and industrial	9,663	2,539	134,645	146,847	4,089,426	4,236,273	48,874	211
Construction	22,894	—	19,695	42,589	900,776	943,365	19,695	—
Mortgage[1]	286,849	139,377	1,227,575	1,653,801	5,650,369	7,304,170	361,085	735,454
Leasing	7,416	2,259	3,009	12,684	890,856	903,540	3,009	—
Legacy[2]	23	269	3,403	3,695	23,871	27,566	3,403	—
Consumer:
Credit cards	9,516	6,178	16,773	32,467	1,005,429	1,037,896	5	16,768
Home equity lines of credit	1,898	985	14,045	16,928	134,098	151,026	13,949	96
Personal	14,773	8,940	22,533	46,246	1,487,811	1,534,057	21,692	1
Auto	53,347	10,783	22,165	86,295	2,382,315	2,468,610	22,097	68
Other	443	96	15,344	15,883	132,348	148,231	14,868	476

Total	$458,981	$191,168	$1,689,234	$2,339,383	$24,172,785	$26,512,168	$632,488	$753,074

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

[3]	Loans held-in-portfolio are net of $150 million in unearned income and exclude $52 million in loans held-for-sale.
[4]

Includes $7.2 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.7 billion were pledged at the Federal Home Loan Bank (“FHLB”) as collateral for borrowings, $2.1 billion at the Federal Reserve Bank (“FRB”) for discount window borrowings and $0.4 billion serve as collateral for public funds.

[5]

Loans HIP of $304 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2017
Puerto Rico
	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total		Non-covered	Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	loans HIP	loans	loans[1]
Commercial multi-family	$—	$426	$1,210	$1,636	$144,763	$146,399	$1,115	$—
Commercial real estate:
Non-owner occupied	39,617	131	28,045	67,793	2,336,766	2,404,559	18,866	—
Owner occupied	7,997	2,291	123,929	134,217	1,689,397	1,823,614	101,068	—
Commercial and industrial	3,556	1,251	40,862	45,669	2,845,658	2,891,327	40,177	685
Construction	—	—	170	170	95,199	95,369	—	—
Mortgage	217,890	77,833	1,596,763	1,892,486	4,684,293	6,576,779	306,697	1,204,691
Leasing	10,223	1,490	2,974	14,687	795,303	809,990	2,974	—
Consumer:
Credit cards	7,319	4,464	18,227	30,010	1,063,211	1,093,221	—	18,227
Home equity lines of credit	438	395	257	1,090	4,997	6,087	—	257
Personal	13,926	6,857	19,981	40,764	1,181,548	1,222,312	19,460	141
Auto	24,405	5,197	5,466	35,068	815,745	850,813	5,466	—
Other	537	444	16,765	17,746	139,842	157,588	15,617	1,148

Total	$325,908	$100,779	$1,854,649	$2,281,336	$15,796,722	$18,078,058	$511,440	$1,225,149

[1]

Non-covered loans HIP of $118 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2017
Popular U.S.
	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total		Non-covered	Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	loans HIP	loans	loans[1]
Commercial multi-family	$395	$—	$784	$1,179	$1,209,514	$1,210,693	$784	$—
Commercial real estate:
Non-owner occupied	4,028	1,186	1,599	6,813	1,681,498	1,688,311	1,599	—
Owner occupied	2,684	—	862	3,546	315,429	318,975	862	—
Commercial and industrial	1,121	5,278	97,427	103,826	901,157	1,004,983	594	—
Construction	—	—	—	—	784,660	784,660	—	—
Mortgage	13,453	6,148	14,852	34,453	659,175	693,628	14,852	—
Legacy	291	417	3,039	3,747	29,233	32,980	3,039	—
Consumer:
Credit cards	3	2	11	16	84	100	11	—
Home equity lines of credit	4,653	3,675	14,997	23,325	158,760	182,085	14,997	—
Personal	3,342	2,149	2,779	8,270	289,732	298,002	2,779	—
Other	—	—	—	—	319	319	—	—

Total	$29,970	$18,855	$136,350	$185,175	$6,029,561	$6,214,736	$39,517	$—

[1]

Non-covered loans HIP of $97 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2017
Popular, Inc.
	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total		Non-covered	Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	loans HIP[3] [4]	loans	loans[5]
Commercial multi-family	$395	$426	$1,994	$2,815	$1,354,277	$1,357,092	$1,899	$—
Commercial real estate:
Non-owner occupied	43,645	1,317	29,644	74,606	4,018,264	4,092,870	20,465	—
Owner occupied	10,681	2,291	124,791	137,763	2,004,826	2,142,589	101,930	—
Commercial and industrial	4,677	6,529	138,289	149,495	3,746,815	3,896,310	40,771	685
Construction	—	—	170	170	879,859	880,029	—	—
Mortgage[1]	231,343	83,981	1,611,615	1,926,939	5,343,468	7,270,407	321,549	1,204,691
Leasing	10,223	1,490	2,974	14,687	795,303	809,990	2,974	—
Legacy[2]	291	417	3,039	3,747	29,233	32,980	3,039	—
Consumer:
Credit cards	7,322	4,466	18,238	30,026	1,063,295	1,093,321	11	18,227
Home equity lines of credit	5,091	4,070	15,254	24,415	163,757	188,172	14,997	257
Personal	17,268	9,006	22,760	49,034	1,471,280	1,520,314	22,239	141
Auto	24,405	5,197	5,466	35,068	815,745	850,813	5,466	—
Other	537	444	16,765	17,746	140,161	157,907	15,617	1,148

Total	$355,878	$119,634	$1,990,999	$2,466,511	$21,826,283	$24,292,794	$550,957	$1,225,149

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

At September 30, 2018, mortgage loans held-in-portfolio include $1.4 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $739 million are 90 days or more past due, including $195 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2017—$1.8 billion, $1.2 billion and $840 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $238 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of September 30, 2018 (December 31, 2017 - $178 million). Additionally, the Corporation has approximately $53 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at September 30, 2018 (December 31, 2017—$58 million).

Loans with a delinquency status of 90 days past due as of September 30, 2018 include $195 million in loans previously pooled into GNMA securities (December 31, 2017—$840 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of the Bank with an offsetting liability.

Covered loans

The following table presents the composition of covered loans held-in-portfolio by past due status, and by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at December 31, 2017.

December 31, 2017
	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total		Covered	Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	loans HIP [2]	loans	loans
Mortgage	$16,640	$5,453	$59,018	$81,111	$421,818	$502,929	$3,165	$—
Consumer	518	147	988	1,653	12,692	14,345	188	—

Total covered loans[1]	$17,158	$5,600	$60,006	$82,764	$434,510	$517,274	$3,353	$—

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

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.3 billion at September 30, 2018 (December 31, 2017—$2.5 billion). The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”).

The following table provides the carrying amount of acquired loans accounted for under ASC 310-30 by portfolio at September 30, 2018 and December 31, 2017.

Carrying amount
(In thousands)	September 30, 2018	December 31, 2017
Commercial real estate	$876,521	$923,424
Commercial and industrial	86,000	88,130
Construction	—	170
Mortgage	1,012,789	1,079,611
Consumer	15,312	17,658

Carrying amount	1,990,622	2,108,993
Allowance for loan losses	(168,559)	(119,505)

Carrying amount, net of allowance	$1,822,063	$1,989,488

At September 30, 2018, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and the nine months ended September 30, 2018 and 2017, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the nine months ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$2,033,457	$2,168,664	$2,108,993	$2,301,024
Additions	3,062	4,792	8,334	14,671
Accretion	38,886	42,735	121,752	133,373
Collections / loan sales / charge-offs	(84,783)	(82,245)	(248,457)	(315,122)

Ending balance[1]	$1,990,622	$2,133,946	$1,990,622	$2,133,946
Allowance for loan losses	(168,559)	(138,030)	(168,559)	(138,030)

Ending balance, net of ALLL	$1,822,063	$1,995,916	$1,822,063	$1,995,916

[1]	At September 30, 2018, includes $1.5 billion of loans considered non-credit impaired at the acquisition date (September 30, 2017 - $1.6 billion).

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the nine months ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$1,178,042	$1,245,672	$1,214,488	$1,288,983
Additions	315	2,882	3,752	8,737
Accretion	(38,886)	(42,735)	(121,752)	(133,373)
Change in expected cash flows	(16,739)	(6,475)	26,244	34,997

Ending balance[1]	$1,122,732	$1,199,344	$1,122,732	$1,199,344

[1]	At September 30, 2018, includes $0.8 billion of loans considered non-credit impaired at the acquisition date (September 30, 2017 - $0.9 billion).

Note 9 – Allowance for loan losses

The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses (“ALLL”) to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. The provision for loan losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the ALLL.

The Corporation’s assessment of the ALLL is determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Also, the Corporation determines the ALLL on purchased impaired loans and purchased loans accounted for under ASC Subtopic 310-30, by evaluating decreases in expected cash flows after the acquisition date.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination of the general ALLL includes the following principal factors:

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

For the period ended September 30, 2018, 80% (September 30, 2017—45%) of the ALLL for the BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The recent loss trends were impacted by charge-off activity related to the impact of Hurricanes Irma and Maria. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the mortgage, leasing and overall consumer portfolios for 2018 and in the leasing, credit cards, personal, auto and other consumer loans for 2017.

For the period ended September 30, 2018, 6% (September 30, 2017—5%) of the Popular U.S. segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer portfolio for 2018 and 2017.

•

Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis is used to select these indicators and quantify the effect on the general ALLL.

During the third quarter of 2018, management completed the annual review of the components of the ALLL models. As part of this review, management updated core metrics related to the estimation process for evaluating the adequacy of the general ALLL. These updates to the ALLL models, which are described in the paragraph below, were implemented as of September 30, 2018 and resulted in a net decrease to the ALLL of $6.1 million.

Management made the following revisions to the ALLL models during the third quarter of 2018:

•

Annual review and recalibration of the environmental factors adjustments. The environmental factors adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. During the third quarter of 2018, the environmental factor models used to account for changes in current credit and macroeconomic conditions were reviewed and recalibrated based on the latest applicable trends.

The effect of the recalibration to the environmental factors adjustments resulted in a decrease to the ALLL of $5.9 million and $0.2 million at the BPPR and Popular U.S. segments, respectively.

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and nine months ended September 30, 2018 and 2017.

For the quarter ended September 30, 2018
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$190,926	$765	$182,103	$14,285	$179,066	$567,145
Provision (reversal of provision)	21,548	(12)	10,145	(422)	20,618	51,877
Charge-offs	(7,335)	(21)	(23,526)	(2,088)	(42,180)	(75,150)
Recoveries	4,966	146	1,564	531	9,097	16,304

Ending balance	$210,105	$878	$170,286	$12,306	$166,601	$560,176

Specific ALLL	$52,250	$—	$43,841	$297	$24,906	$121,294

General ALLL	$157,855	$878	$126,445	$12,009	$141,695	$438,882

Loans held-in-portfolio:
Impaired non-covered loans	$356,007	$1,829	$508,258	$931	$107,184	$974,209
Non-covered loans held-in-portfolio excluding impaired loans	7,051,469	75,964	6,023,018	902,609	4,796,084	18,849,144

Total non-covered loans held-in-portfolio	$7,407,476	$77,793	$6,531,276	$903,540	$4,903,268	$19,823,353

For the quarter ended September 30, 2018
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$50,920	$6,937	$4,363	$700	$12,953	$75,873
Provision (reversal of provision)	(14,744)	7,305	(65)	(1,008)	11,022	2,510
Charge-offs	(2,792)	—	(17)	(81)	(5,015)	(7,905)
Recoveries	1,051	—	20	766	1,227	3,064

Ending balance	$34,435	$14,242	$4,301	$377	$20,187	$73,542

Specific ALLL	$—	$5,530	$2,364	$—	$1,349	$9,243

General ALLL	$34,435	$8,712	$1,937	$377	$18,838	$64,299

Loans held-in-portfolio:
Impaired loans	$—	$17,866	$8,825	$—	$7,388	$34,079
Loans held-in-portfolio excluding impaired loans	4,586,231	847,706	764,069	27,566	429,164	6,654,736

Total loans held-in-portfolio	$4,586,231	$865,572	$772,894	$27,566	$436,552	$6,688,815

For the quarter ended September 30, 2018
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$241,846	$7,702	$186,466	$700	$14,285	$192,019	$643,018
Provision (reversal of provision)	6,804	7,293	10,080	(1,008)	(422)	31,640	54,387
Charge-offs	(10,127)	(21)	(23,543)	(81)	(2,088)	(47,195)	(83,055)
Recoveries	6,017	146	1,584	766	531	10,324	19,368

Ending balance	$244,540	$15,120	$174,587	$377	$12,306	$186,788	$633,718

Specific ALLL	$52,250	$5,530	$46,205	$—	$297	$26,255	$130,537

General ALLL	$192,290	$9,590	$128,382	$377	$12,009	$160,533	$503,181

Loans held-in-portfolio:
Impaired loans	$356,007	$19,695	$517,083	$—	$931	$114,572	$1,008,288
Loans held-in-portfolio excluding impaired loans	11,637,700	923,670	6,787,087	27,566	902,609	5,225,248	25,503,880

Total loans held-in-portfolio	$11,993,707	$943,365	$7,304,170	$27,566	$903,540	$5,339,820	$26,512,168

For the nine months ended September 30, 2018
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$171,531	$1,286	$159,081	$11,991	$174,215	$518,104
Provision (reversal of provision)	52,846	(1,042)	24,564	5,022	71,610	153,000
Charge-offs	(25,626)	9	(50,164)	(6,404)	(101,703)	(183,888)
Recoveries	11,354	625	3,383	1,697	22,291	39,350
Allowance transferred from covered loans [1]	—	—	33,422	—	188	33,610

Ending balance	$210,105	$878	$170,286	$12,306	$166,601	$560,176

Specific ALLL	$52,250	$—	$43,841	$297	$24,906	$121,294

General ALLL	$157,855	$878	$126,445	$12,009	$141,695	$438,882

Loans held-in-portfolio:
Impaired non-covered loans	$356,007	$1,829	$508,258	$931	$107,184	$974,209
Non-covered loans held-in-portfolio excluding impaired loans	7,051,469	75,964	6,023,018	902,609	4,796,084	18,849,144

Total non-covered loans held-in-portfolio	$7,407,476	$77,793	$6,531,276	$903,540	$4,903,268	$19,823,353

[1]	Represents the allowance transferred from covered to non-covered loans at June 30, 2018, due to the Termination Agreement with the FDIC.

For the nine months ended September 30, 2018
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$32,521	$—	$723	$33,244
Provision (reversal of provision)	—	—	2,265	—	(535)	1,730
Charge-offs	—	—	(1,446)	—	(2)	(1,448)
Recoveries	—	—	82	—	2	84
Allowance transferred to non-covered loans	—	—	(33,422)	—	(188)	(33,610)

Ending balance	$—	$—	$—	$—	$—	$—

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$—	$—	$—	$—

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	—	—	—	—

Total covered loans held-in-portfolio	$—	$—	$—	$—	$—	$—

For the nine months ended September 30, 2018
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,134	$7,076	$4,541	$798	$15,529	$72,078
Provision (reversal of provision)	9,004	7,166	(529)	(1,714)	16,847	30,774
Charge-offs	(22,435)	—	(160)	(252)	(16,329)	(39,176)
Recoveries	3,732	—	449	1,545	4,140	9,866

Ending balance	$34,435	$14,242	$4,301	$377	$20,187	$73,542

Specific ALLL	$—	$5,530	$2,364	$—	$1,349	$9,243

General ALLL	$34,435	$8,712	$1,937	$377	$18,838	$64,299

Loans held-in-portfolio:
Impaired loans	$—	$17,866	$8,825	$—	$7,388	$34,079
Loans held-in-portfolio excluding impaired loans	4,586,231	847,706	764,069	27,566	429,164	6,654,736

Total loans held-in-portfolio	$4,586,231	$865,572	$772,894	$27,566	$436,552	$6,688,815

For the nine months ended September 30, 2018
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,665	$8,362	$196,143	$798	$11,991	$190,467	$623,426
Provision (reversal of provision)	61,850	6,124	26,300	(1,714)	5,022	87,922	185,504
Charge-offs	(48,061)	9	(51,770)	(252)	(6,404)	(118,034)	(224,512)
Recoveries	15,086	625	3,914	1,545	1,697	26,433	49,300

Ending balance	$244,540	$15,120	$174,587	$377	$12,306	$186,788	$633,718

Specific ALLL	$52,250	$5,530	$46,205	$—	$297	$26,255	$130,537

General ALLL	$192,290	$9,590	$128,382	$377	$12,009	$160,533	$503,181

Loans held-in-portfolio:
Impaired loans	$356,007	$19,695	$517,083	$—	$931	$114,572	$1,008,288
Loans held-in-portfolio excluding impaired loans	11,637,700	923,670	6,787,087	27,566	902,609	5,225,248	25,503,880

Total loans held-in-portfolio	$11,993,707	$943,365	$7,304,170	$27,566	$903,540	$5,339,820	$26,512,168

For the quarter ended September 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$174,189	$1,473	$147,866	$8,003	$122,904	$454,435
Provision	31,059	176	38,838	3,924	41,118	115,115
Charge-offs	(5,573)	9	(17,460)	(1,733)	(31,793)	(56,550)
Recoveries	6,011	41	389	238	4,570	11,249

Ending balance	$205,686	$1,699	$169,633	$10,432	$136,799	$524,249

Specific ALLL	$40,863	$—	$49,129	$450	$21,730	$112,172

General ALLL	$164,823	$1,699	$120,504	$9,982	$115,069	$412,077

Loans held-in-portfolio:
Impaired non-covered loans	$328,704	$—	$510,134	$1,468	$101,948	$942,254
Non-covered loans held-in-portfolio excluding impaired loans	6,840,907	87,705	5,305,371	753,413	3,188,422	16,175,818

Total non-covered loans held-in-portfolio	$7,169,611	$87,705	$5,815,505	$754,881	$3,290,370	$17,118,072

For the quarter ended September 30, 2017
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,284	$—	$524	$30,808
Provision	—	—	2,538	—	562	3,100
Charge-offs	—	—	(863)	—	(24)	(887)
Recoveries	—	—	32	—	4	36

Ending balance	$—	$—	$31,991	$—	$1,066	$33,057

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$31,991	$—	$1,066	$33,057

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	510,211	—	14,643	524,854

Total covered loans held-in-portfolio	$—	$—	$510,211	$—	$14,643	$524,854

For the quarter ended September 30, 2017
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$28,319	$6,528	$4,122	$993	$14,809	$54,771
Provision (reversal of provision)	39,246	595	(39)	(418)	3,160	42,544
Charge-offs	(4,553)	—	(113)	(86)	(4,957)	(9,709)
Recoveries	271	—	287	383	1,060	2,001

Ending balance	$63,283	$7,123	$4,257	$872	$14,072	$89,607

Specific ALLL	$—	$—	$2,292	$—	$727	$3,019

General ALLL	$63,283	$7,123	$1,965	$872	$13,345	$86,588

Loans held-in-portfolio:
Impaired loans	$—	$—	$9,094	$—	$3,439	$12,533
Loans held-in-portfolio excluding impaired loans	4,057,484	735,620	704,636	37,508	507,597	6,042,845

Total loans held-in-portfolio	$4,057,484	$735,620	$713,730	$37,508	$511,036	$6,055,378

For the quarter ended September 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,508	$8,001	$182,272	$993	$8,003	$138,237	$540,014
Provision (reversal of provision)	70,305	771	41,337	(418)	3,924	44,840	160,759
Charge-offs	(10,126)	9	(18,436)	(86)	(1,733)	(36,774)	(67,146)
Recoveries	6,282	41	708	383	238	5,634	13,286

Ending balance	$268,969	$8,822	$205,881	$872	$10,432	$151,937	$646,913

Specific ALLL	$40,863	$—	$51,421	$—	$450	$22,457	$115,191

General ALLL	$228,106	$8,822	$154,460	$872	$9,982	$129,480	$531,722

Loans held-in-portfolio:
Impaired loans	$328,704	$—	$519,228	$—	$1,468	$105,387	$954,787
Loans held-in-portfolio excluding impaired loans	10,898,391	823,325	6,520,218	37,508	753,413	3,710,662	22,743,517

Total loans held-in-portfolio	$11,227,095	$823,325	$7,039,446	$37,508	$754,881	$3,816,049	$23,698,304

For the nine months ended September 30, 2017
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$189,686	$1,353	$143,320	$7,662	$125,963	$467,984
Provision (reversal of provision)	29,945	(2,218)	77,692	6,516	76,831	188,766
Charge-offs	(38,219)	(3,646)	(53,936)	(5,030)	(81,607)	(182,438)
Recoveries	24,274	6,210	2,557	1,284	15,612	49,937

Ending balance	$205,686	$1,699	$169,633	$10,432	$136,799	$524,249

Specific ALLL	$40,863	$—	$49,129	$450	$21,730	$112,172

General ALLL	$164,823	$1,699	$120,504	$9,982	$115,069	$412,077

Loans held-in-portfolio:
Impaired non-covered loans	$328,704	$—	$510,134	$1,468	$101,948	$942,254
Non-covered loans held-in-portfolio excluding impaired loans	6,840,907	87,705	5,305,371	753,413	3,188,422	16,175,818

Total non-covered loans held-in-portfolio	$7,169,611	$87,705	$5,815,505	$754,881	$3,290,370	$17,118,072

For the nine months ended September 30, 2017
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$30,159	$—	$191	$30,350
Provision	—	—	3,253	—	1,002	4,255
Charge-offs	—	—	(2,700)	—	(134)	(2,834)
Recoveries	—	—	1,279	—	7	1,286

Ending balance	$—	$—	$31,991	$—	$1,066	$33,057

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$31,991	$—	$1,066	$33,057

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	510,211	—	14,643	524,854

Total covered loans held-in-portfolio	$—	$—	$510,211	$—	$14,643	$524,854

For the nine months ended September 30, 2017
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$12,968	$8,172	$4,614	$1,343	$15,220	$42,317
Provision (reversal of provision)	53,491	(1,049)	(173)	(1,554)	10,200	60,915
Charge-offs	(4,774)	—	(1,064)	(669)	(14,476)	(20,983)
Recoveries	1,598	—	880	1,752	3,128	7,358

Ending balance	$63,283	$7,123	$4,257	$872	$14,072	$89,607

Specific ALLL	$—	$—	$2,292	$—	$727	$3,019

General ALLL	$63,283	$7,123	$1,965	$872	$13,345	$86,588

Loans held-in-portfolio:
Impaired loans	$—	$—	$9,094	$—	$3,439	$12,533
Loans held-in-portfolio excluding impaired loans	4,057,484	735,620	704,636	37,508	507,597	6,042,845

Total loans held-in-portfolio	$4,057,484	$735,620	$713,730	$37,508	$511,036	$6,055,378

For the nine months ended September 30, 2017
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$202,654	$9,525	$178,093	$1,343	$7,662	$141,374	$540,651
Provision (reversal of provision)	83,436	(3,267)	80,772	(1,554)	6,516	88,033	253,936
Charge-offs	(42,993)	(3,646)	(57,700)	(669)	(5,030)	(96,217)	(206,255)
Recoveries	25,872	6,210	4,716	1,752	1,284	18,747	58,581

Ending balance	$268,969	$8,822	$205,881	$872	$10,432	$151,937	$646,913

Specific ALLL	$40,863	$—	$51,421	$—	$450	$22,457	$115,191

General ALLL	$228,106	$8,822	$154,460	$872	$9,982	$129,480	$531,722

Loans held-in-portfolio:
Impaired loans	$328,704	$—	$519,228	$—	$1,468	$105,387	$954,787
Loans held-in-portfolio excluding impaired loans	10,898,391	823,325	6,520,218	37,508	753,413	3,710,662	22,743,517

Total loans held-in-portfolio	$11,227,095	$823,325	$7,039,446	$37,508	$754,881	$3,816,049	$23,698,304

The following table provides the activity in the allowance for loan losses related to loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance at beginning of period	$156,328	$103,597	$119,505	$91,308
Provision	17,854	41,683	78,317	64,336
Net charge-offs	(5,623)	(7,250)	(29,263)	(17,614)

Balance at end of period	$168,559	$138,030	$168,559	$138,030

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2018 and December 31, 2017.

September 30, 2018
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,501	$1,501	$13	$—	$—	$1,501	$1,501	$13
Commercial real estate non-owner occupied	85,259	86,091	27,582	48,690	61,520	133,949	147,611	27,582
Commercial real estate owner occupied	116,746	138,880	8,489	29,740	63,750	146,486	202,630	8,489
Commercial and industrial	64,437	66,344	16,166	9,634	19,878	74,071	86,222	16,166
Construction	—	—	—	1,829	1,829	1,829	1,829	—
Mortgage	444,980	506,941	43,841	63,278	84,504	508,258	591,445	43,841
Leasing	931	931	297	—	—	931	931	297
Consumer:
Credit cards	30,674	30,674	5,193	—	—	30,674	30,674	5,193
Personal	74,114	74,114	19,296	—	—	74,114	74,114	19,296
Auto	1,099	1,099	225	—	—	1,099	1,099	225
Other	1,297	1,297	192	—	—	1,297	1,297	192

Total Puerto Rico	$821,038	$907,872	$121,294	$153,171	$231,481	$974,209	$1,139,353	$121,294

September 30, 2018
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Construction	$17,866	$18,128	$5,530	$—	$—	$17,866	$18,128	$5,530
Mortgage	6,629	8,231	2,364	2,196	3,137	8,825	11,368	2,364
Consumer:
HELOCs	5,335	5,366	1,102	1,288	1,354	6,623	$6,720	$1,102
Personal	633	633	247	132	132	765	$765	$247

Total Popular U.S.	$30,463	$32,358	$9,243	$3,616	$4,623	$34,079	$36,981	$9,243

September 30, 2018
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,501	$1,501	$13	$—	$—	$1,501	$1,501	$13
Commercial real estate non-owner occupied	85,259	86,091	27,582	48,690	61,520	133,949	147,611	27,582
Commercial real estate owner occupied	116,746	138,880	8,489	29,740	63,750	146,486	202,630	8,489
Commercial and industrial	64,437	66,344	16,166	9,634	19,878	74,071	86,222	16,166
Construction	17,866	18,128	5,530	1,829	1,829	19,695	19,957	5,530
Mortgage	451,609	515,172	46,205	65,474	87,641	517,083	602,813	46,205
Leasing	931	931	297	—	—	931	931	297
Consumer:
Credit Cards	30,674	30,674	5,193	—	—	30,674	30,674	5,193
HELOCs	5,335	5,366	1,102	1,288	1,354	6,623	6,720	1,102
Personal	74,747	74,747	19,543	132	132	74,879	74,879	19,543
Auto	1,099	1,099	225	—	—	1,099	1,099	225
Other	1,297	1,297	192	—	—	1,297	1,297	192

Total Popular, Inc.	$851,501	$940,230	$130,537	$156,787	$236,104	$1,008,288	$1,176,334	$130,537

December 31, 2017
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$206	$206	$32	$—	$—	$206	$206	$32
Commercial real estate non-owner occupied	101,485	102,262	23,744	11,454	27,522	112,939	129,784	23,744
Commercial real estate owner occupied	127,634	153,495	10,221	24,634	57,219	152,268	210,714	10,221
Commercial and industrial	43,493	46,918	2,985	14,549	23,977	58,042	70,895	2,985
Mortgage	450,226	504,006	46,354	58,807	75,228	509,033	579,234	46,354
Leasing	1,456	1,456	475	—	—	1,456	1,456	475
Consumer:
Credit cards	33,676	33,676	5,569	—	—	33,676	33,676	5,569
Personal	62,488	62,488	15,690	—	—	62,488	62,488	15,690
Auto	2,007	2,007	425	—	—	2,007	2,007	425
Other	1,009	1,009	165	—	—	1,009	1,009	165

Total Puerto Rico	$823,680	$907,523	$105,660	$109,444	$183,946	$933,124	$1,091,469	$105,660

December 31, 2017
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Mortgage	$6,774	$8,439	$2,478	$2,468	$3,397	$9,242	$11,836	$2,478
Consumer:
HELOCs	3,530	3,542	722	761	780	4,291	4,322	722
Personal	542	542	231	224	224	766	766	231

Total Popular U.S.	$10,846	$12,523	$3,431	$3,453	$4,401	$14,299	$16,924	$3,431

December 31, 2017
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$206	$206	$32	$—	$—	$206	$206	$32
Commercial real estate non-owner occupied	101,485	102,262	23,744	11,454	27,522	112,939	129,784	23,744
Commercial real estate owner occupied	127,634	153,495	10,221	24,634	57,219	152,268	210,714	10,221
Commercial and industrial	43,493	46,918	2,985	14,549	23,977	58,042	70,895	2,985
Mortgage	457,000	512,445	48,832	61,275	78,625	518,275	591,070	48,832
Leasing	1,456	1,456	475	—	—	1,456	1,456	475
Consumer:
Credit Cards	33,676	33,676	5,569	—	—	33,676	33,676	5,569
HELOCs	3,530	3,542	722	761	780	4,291	4,322	722
Personal	63,030	63,030	15,921	224	224	63,254	63,254	15,921
Auto	2,007	2,007	425	—	—	2,007	2,007	425
Other	1,009	1,009	165	—	—	1,009	1,009	165

Total Popular, Inc.	$834,526	$920,046	$109,091	$112,897	$188,347	$947,423	$1,108,393	$109,091

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and nine months ended September 30, 2018 and 2017.

For the quarter ended September 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$1,100	$9	$—	$—	$1,100	$9
Commercial real estate non-owner occupied	132,927	1,371	—	—	132,927	1,371
Commercial real estate owner occupied	148,931	1,636	—	—	148,931	1,636
Commercial and industrial	74,770	1,053	—	—	74,770	1,053
Construction	2,194	—	17,884	—	20,078	—
Mortgage	507,919	3,561	9,277	43	517,196	3,604
Leasing	1,031	—	—	—	1,031	—
Consumer:
Credit cards	31,998	—	—	—	31,998	—
HELOCs	—	—	6,208	—	6,208	—
Personal	72,353	65	768	—	73,121	65
Auto	1,067	—	—	—	1,067	—
Other	1,136	—	—	—	1,136	—

Total Popular, Inc.	$975,426	$7,695	$34,137	$43	$1,009,563	$7,738

For the quarter ended September 30, 2017
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$141	$1	$—	$—	$141	$1
Commercial real estate non-owner occupied	117,650	1,272	—	—	117,650	1,272
Commercial real estate owner occupied	151,580	1,413	—	—	151,580	1,413
Commercial and industrial	61,950	531	—	—	61,950	531
Mortgage	507,689	3,211	8,995	60	516,684	3,271
Leasing	1,568	—	—	—	1,568	—
Consumer:
Credit cards	35,727	—	—	—	35,727	—
HELOCs	—	—	2,572	—	2,572	—
Personal	64,091	—	763	—	64,854	—
Auto	2,065	—	—	—	2,065	—
Other	991	—	—	—	991	—

Total Popular, Inc.	$943,452	$6,428	$12,330	$60	$955,782	$6,488

For the nine months ended September 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$634	$28	$—	$—	$634	$28
Commercial real estate non-owner occupied	128,143	4,278	—	—	128,143	4,278
Commercial real estate owner occupied	151,192	4,786	—	—	151,192	4,786
Commercial and industrial	67,775	2,793	—	—	67,775	2,793
Construction	2,170	25	8,942	—	11,112	25
Mortgage	508,930	13,790	9,217	130	518,147	13,920
Leasing	1,220	—	—	—	1,220	—
Consumer:
Credit cards	32,734	—	—	—	32,734	—
HELOCs	—	—	5,446	—	5,446	—
Personal	67,049	320	769	—	67,818	320
Auto	1,476	—	—	—	1,476	—
Other	1,246	—	—	—	1,246	—

Total Popular, Inc.	$962,569	$26,020	$24,374	$130	$986,943	$26,150

For the nine months ended September 30, 2017
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$111	$4	$—	$—	$111	$4
Commercial real estate non-owner occupied	118,243	3,997	—	—	118,243	3,997
Commercial real estate owner occupied	158,046	4,640	—	—	158,046	4,640
Commercial and industrial	61,072	1,682	—	—	61,072	1,682
Mortgage	503,628	11,394	8,947	156	512,575	11,550
Leasing	1,689	—	—	—	1,689	—
Consumer:
Credit cards	36,718	—	—	—	36,718	—
HELOCs	—	—	2,632	—	2,632	—
Personal	64,962	—	440	—	65,402	—
Auto	2,079	—	—	—	2,079	—
Other	891	—	—	—	891	—

Total Popular, Inc.	$947,439	$21,717	$12,019	$156	$959,458	$21,873

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs’), refer to the Summary of Significant Accounting Policies included in Note 3 to the 2017 Form 10-K.

TDRs amounted to $1.4 billion at September 30, 2018 (December 31, 2017—$1.3 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $17 million related to the commercial loan portfolio at September 30, 2018 (December 31, 2017—$8 million).

At September 30, 2018, the mortgage loan TDRs include $503 million guaranteed by U.S. sponsored entities at BPPR, compared to $449 million at December 31, 2017.

The following table presents the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at September 30, 2018 and December 31, 2017.

	Popular, Inc.
	September 30, 2018				December 31, 2017
(In thousands)	Accruing	Non- Accruing	Total	Related Allowance	Accruing	Non- Accruing	Total	Related Allowance
Non-covered loans held-in-portfolio:
Commercial	$200,196	$119,250	$319,446	$46,694	$161,220	$59,626	$220,846	$32,472
Construction	—	1,829	1,829	5,530	—	—	—	—
Mortgage	863,654	133,708	997,362	46,205	803,278	126,798	930,076	48,832
Leases	772	220	992	297	863	393	1,256	475
Consumer	96,279	15,104	111,383	25,354	93,916	12,233	106,149	22,802

Non-covered loans held-in-portfolio	1,160,901	$270,111	$1,431,012	$124,080	$1,059,277	$199,050	$1,258,327	$104,581

Covered loans held-in-portfolio:
Mortgage	$—	$—	$—	$—	$2,658	$3,227	$5,885	$—

Covered loans held-in-portfolio	$—	$—	$—	$—	$2,658	$3,227	$5,885	$—

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2018 and 2017. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended September 30, 2018				For the nine months ended September 30, 2018
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	1	—	—	—	2	—	—
Commercial real estate non-owner occupied	1	3	—	—	3	14	—	—
Commercial real estate owner occupied	1	12	—	—	4	54	—	—
Commercial and industrial	2	25	—	—	6	75	—	—
Construction	—	—	—	—	1	—	—	—
Mortgage	28	7	70	11	73	17	173	56
Leasing	—	—	3	—	—	—	4	—
Consumer:
Credit cards	115	—	—	72	426	—	3	382
HELOCs	—	8	1	1	—	20	8	1
Personal	511	1	—	—	1,139	4	—	—
Auto	—	4	1	—	—	6	2	—
Other	1	—	1	—	21	—	2	—

Total	659	61	76	84	1,673	192	192	439

	Popular, Inc.
	For the quarter ended September 30, 2017				For the nine months ended September 30, 2017
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	—	—	4	1	—	—
Commercial real estate owner occupied	—	3	—	—	3	12	—	—
Commercial and industrial	1	15	—	—	3	36	—	—
Mortgage	13	14	83	16	45	35	301	116
Leasing	—	—	1	—	—	1	6	—
Consumer:
Credit cards	140	—	4	114	425	—	5	424
HELOCs	—	—	2	—	—	1	3	—
Personal	187	2	1	2	699	6	1	3
Auto	—	1	2	—	—	5	4	1
Other	11	—	—	—	27	1	—	1

Total	352	35	93	132	1,206	98	320	545

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2018 and 2017.

Popular, Inc.
For the quarter ended September 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$810	$808	$63
Commercial real estate non-owner occupied	4	1,523	1,521	100
Commercial real estate owner occupied	13	7,578	7,525	160
Commercial and industrial	27	2,411	2,388	139
Mortgage	116	15,143	13,507	640
Leasing	3	75	73	23
Consumer:
Credit cards	187	1,693	1,838	234
HELOCs	10	913	906	66
Personal	512	8,026	8,025	2,660
Auto	5	63	63	11
Other	2	392	392	67

Total	880	$38,627	$37,046	$4,163

Popular, Inc.
For the quarter ended September 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate owner occupied	3	$272	$269	$29
Commercial and industrial	16	1,022	1,044	111
Mortgage	126	17,692	16,633	1,103
Leasing	1	27	27	8
Consumer:
Credit cards	258	2,881	3,114	375
HELOCs	2	203	203	23
Personal	192	2,945	2,944	673
Auto	3	42	42	8
Other	11	46	46	6

Total	612	$25,130	$24,322	$2,336

Popular, Inc.
For the nine months ended September 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$1,377	$1,375	$106
Commercial real estate non-owner occupied	17	28,969	28,908	6,854
Commercial real estate owner occupied	58	27,648	26,433	1,143
Commercial and industrial	81	49,633	48,882	13,963
Construction	1	4,210	4,293	474
Mortgage	319	40,741	36,442	1,874
Leasing	4	98	96	30
Consumer:
Credit cards	811	8,097	8,642	1,086
HELOCs	29	2,638	2,579	440
Personal	1,143	18,351	18,346	5,390
Auto	8	139	122	21
Other	23	595	593	98

Total	2,496	$182,496	$176,711	$31,479

Popular, Inc.
For the nine months ended September 30, 2017
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$2,069	$1,901	$145
Commercial real estate owner occupied	15	2,975	2,951	172
Commercial and industrial	39	1,850	3,967	579
Mortgage	497	58,777	54,965	3,343
Leasing	7	263	262	74
Consumer:
Credit cards	854	7,785	8,514	1,019
HELOCs	4	689	686	36
Personal	709	11,979	11,982	2,704
Auto	10	2,043	1,999	362
Other	29	2,002	2,002	70

Total	2,169	$90,432	$89,229	$8,504

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at September 30, 2018 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Popular, Inc.
	Defaulted during the quarter ended September 30, 2018		Defaulted during the nine months ended September 30, 2018
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$17
Commercial real estate owner occupied	1	255	4	392
Commercial and industrial	1	5	7	81
Mortgage	42	5,280	74	9,520
Consumer:
Credit cards	86	707	150	2,301
HELOCs	1	144	1	144
Personal	27	362	67	1,656
Auto	—	—	3	79
Other	1	3	2	10

Total	159	$6,756	309	$14,200

Popular, Inc.
	Defaulted during the quarter ended September 30, 2017		Defaulted during the nine months ended September 30, 2017
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$457
Commercial real estate owner occupied	—	—	3	1,749
Commercial and industrial	1	36	4	601
Mortgage	48	4,216	110	10,112
Consumer:
Credit cards	135	1,212	274	2,661
HELOCs	—	—	1	97
Personal	67	1,222	138	3,230
Auto	1	19	5	99
Other	—	—	1	9

Total	252	$6,705	538	$19,015

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2018 and December 31, 2017. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 10 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2017.

September 30, 2018
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico
Commercial multi-family	$2,137	$4,605	$4,223	$—	$—	$10,965	$137,263	$148,228
Commercial real estate non-owner occupied	494,377	237,756	413,077	—	—	1,145,210	1,212,121	2,357,331
Commercial real estate owner occupied	323,248	129,932	381,435	2,192	—	836,807	898,698	1,735,505
Commercial and industrial	787,901	145,193	178,806	198	157	1,112,255	2,054,157	3,166,412

Total Commercial	1,607,663	517,486	977,541	2,390	157	3,105,237	4,302,239	7,407,476
Construction	—	889	1,829	—	—	2,718	75,075	77,793
Mortgage	3,475	1,994	169,236	—	—	174,705	6,356,571	6,531,276
Leasing	—	—	2,928	—	81	3,009	900,531	903,540
Consumer:
Credit cards	—	—	16,768	—	—	16,768	1,021,065	1,037,833
HELOCs	—	—	108	—	—	108	5,373	5,481
Personal	636	160	19,854	—	—	20,650	1,222,746	1,243,396
Auto	—	—	22,003	—	162	22,165	2,446,445	2,468,610
Other	102	—	15,222	—	158	15,482	132,466	147,948

Total Consumer	738	160	73,955	—	320	75,173	4,828,095	4,903,268

Total Puerto Rico	$1,611,876	$520,529	$1,225,489	$2,390	$558	$3,360,842	$16,462,511	$19,823,353

Popular U.S.
Commercial multi-family	$52,062	$8,010	$6,048	$—	$—	$66,120	$1,262,452	$1,328,572
Commercial real estate non-owner occupied	79,381	9,027	36,692	—	—	125,100	1,774,293	1,899,393
Commercial real estate owner occupied	46,366	7,624	8,955	—	—	62,945	225,460	288,405
Commercial and industrial	5,437	117	89,879	—	—	95,433	974,428	1,069,861

Total Commercial	183,246	24,778	141,574	—	—	349,598	4,236,633	4,586,231
Construction	69,547	15,698	64,493	—	—	149,738	715,834	865,572
Mortgage	—	—	12,306	—	—	12,306	760,588	772,894
Legacy	565	228	2,495	—	—	3,288	24,278	27,566
Consumer:
Credit cards	—	—	4	—	—	4	59	63
HELOCs	—	—	2,049	—	11,889	13,938	131,607	145,545
Personal	—	—	1,864	—	888	2,752	287,909	290,661
Other	—	—	—	—	—	—	283	283

Total Consumer	—	—	3,917	—	12,777	16,694	419,858	436,552

Total Popular U.S.	$253,358	$40,704	$224,785	$—	$12,777	$531,624	$6,157,191	$6,688,815

Popular, Inc.
Commercial multi-family	$54,199	$12,615	$10,271	$—	$—	$77,085	$1,399,715	$1,476,800
Commercial real estate non-owner occupied	573,758	246,783	449,769	—	—	1,270,310	2,986,414	4,256,724
Commercial real estate owner occupied	369,614	137,556	390,390	2,192	—	899,752	1,124,158	2,023,910
Commercial and industrial	793,338	145,310	268,685	198	157	1,207,688	3,028,585	4,236,273

Total Commercial	1,790,909	542,264	1,119,115	2,390	157	3,454,835	8,538,872	11,993,707
Construction	69,547	16,587	66,322	—	—	152,456	790,909	943,365
Mortgage	3,475	1,994	181,542	—	—	187,011	7,117,159	7,304,170
Legacy	565	228	2,495	—	—	3,288	24,278	27,566
Leasing	—	—	2,928	—	81	3,009	900,531	903,540
Consumer:
Credit cards	—	—	16,772	—	—	16,772	1,021,124	1,037,896
HELOCs	—	—	2,157	—	11,889	14,046	136,980	151,026
Personal	636	160	21,718	—	888	23,402	1,510,655	1,534,057
Auto	—	—	22,003	—	162	22,165	2,446,445	2,468,610
Other	102	—	15,222	—	158	15,482	132,749	148,231

Total Consumer	738	160	77,872	—	13,097	91,867	5,247,953	5,339,820

Total Popular, Inc.	$1,865,234	$561,233	$1,450,274	$2,390	$13,335	$3,892,466	$22,619,702	$26,512,168

The following table presents the weighted average obligor risk rating at September 30, 2018 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Puerto Rico:
Commercial multi-family	11.18	5.73
Commercial real estate non-owner occupied	11.07	6.91
Commercial real estate owner occupied	11.23	7.16
Commercial and industrial	11.27	7.05

Total Commercial	11.17	7.01

Construction	12.00	7.55

	Substandard	Pass
Popular U.S. :
Commercial multi-family	11.00	7.35
Commercial real estate non-owner occupied	11.01	6.77
Commercial real estate owner occupied	11.04	7.50
Commercial and industrial	11.97	6.49

Total Commercial	11.62	6.91

Construction	11.28	7.77

Legacy	11.16	7.94

December 31, 2017
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,387	$1,708	$6,831	$—	$—	$9,926	$136,473	$146,399
Commercial real estate non-owner occupied	327,811	335,011	307,579	—	—	970,401	1,434,158	2,404,559
Commercial real estate owner occupied	243,966	215,652	354,990	2,124	—	816,732	1,006,882	1,823,614
Commercial and industrial	453,546	108,554	241,695	471	126	804,392	2,086,935	2,891,327

Total Commercial	1,026,710	660,925	911,095	2,595	126	2,601,451	4,664,448	7,265,899
Construction	110	4,122	1,545	—	—	5,777	89,592	95,369
Mortgage	2,748	3,564	155,074	—	—	161,386	6,415,393	6,576,779
Leasing	—	—	1,926	—	1,048	2,974	807,016	809,990
Consumer:
Credit cards	—	—	18,227	—	—	18,227	1,074,994	1,093,221
HELOCs	—	—	257	—	—	257	5,830	6,087
Personal	429	659	20,790	—	—	21,878	1,200,434	1,222,312
Auto	—	—	5,446	—	20	5,466	845,347	850,813
Other	—	—	16,324	—	440	16,764	140,824	157,588

Total Consumer	429	659	61,044	—	460	62,592	3,267,429	3,330,021

Total Puerto Rico	$1,029,997	$669,270	$1,130,684	$2,595	$1,634	$2,834,180	$15,243,878	$18,078,058

Popular U.S.
Commercial multi-family	$11,808	$6,345	$7,936	$—	$—	$26,089	$1,184,604	$1,210,693
Commercial real estate non-owner occupied	46,523	16,561	37,178	—	—	100,262	1,588,049	1,688,311
Commercial real estate owner occupied	28,183	30,893	8,590	—	—	67,666	251,309	318,975
Commercial and industrial	4,019	603	123,935	—	—	128,557	876,426	1,004,983

Total Commercial	90,533	54,402	177,639	—	—	322,574	3,900,388	4,222,962
Construction	36,858	8,294	54,276	—	—	99,428	685,232	784,660
Mortgage	—	—	14,852	—	—	14,852	678,776	693,628
Legacy	688	426	3,302	—	—	4,416	28,564	32,980
Consumer:
Credit cards	—	—	11	—	—	11	89	100
HELOCs	—	—	6,084	—	8,914	14,998	167,087	182,085
Personal	—	—	2,069	—	704	2,773	295,229	298,002
Other	—	—	—	—	—	—	319	319

Total Consumer	—	—	8,164	—	9,618	17,782	462,724	480,506

Total Popular U.S.	$128,079	$63,122	$258,233	$—	$9,618	$459,052	$5,755,684	$6,214,736

Popular, Inc.
Commercial multi-family	$13,195	$8,053	$14,767	$—	$—	$36,015	$1,321,077	$1,357,092
Commercial real estate non-owner occupied	374,334	351,572	344,757	—	—	1,070,663	3,022,207	4,092,870
Commercial real estate owner occupied	272,149	246,545	363,580	2,124	—	884,398	1,258,191	2,142,589
Commercial and industrial	457,565	109,157	365,630	471	126	932,949	2,963,361	3,896,310

Total Commercial	1,117,243	715,327	1,088,734	2,595	126	2,924,025	8,564,836	11,488,861
Construction	36,968	12,416	55,821	—	—	105,205	774,824	880,029
Mortgage	2,748	3,564	169,926	—	—	176,238	7,094,169	7,270,407
Legacy	688	426	3,302	—	—	4,416	28,564	32,980
Leasing	—	—	1,926	—	1,048	2,974	807,016	809,990
Consumer:
Credit cards	—	—	18,238	—	—	18,238	1,075,083	1,093,321
HELOCs	—	—	6,341	—	8,914	15,255	172,917	188,172
Personal	429	659	22,859	—	704	24,651	1,495,663	1,520,314
Auto	—	—	5,446	—	20	5,466	845,347	850,813
Other	—	—	16,324	—	440	16,764	141,143	157,907

Total Consumer	429	659	69,208	—	10,078	80,374	3,730,153	3,810,527

Total Popular, Inc.	$1,158,076	$732,392	$1,388,917	$2,595	$11,252	$3,293,232	$20,999,562	$24,292,794

The following table presents the weighted average obligor risk rating at December 31, 2017 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Puerto Rico:[1]
Commercial multi-family	11.16	5.89
Commercial real estate non-owner occupied	11.06	6.99
Commercial real estate owner occupied	11.28	7.14
Commercial and industrial	11.16	7.11

Total Commercial	11.17	7.06

Construction	11.00	7.76

	Substandard	Pass
Popular U.S.:
Commercial multi-family	11.00	7.28
Commercial real estate non-owner occupied	11.04	6.74
Commercial real estate owner occupied	11.10	7.14
Commercial and industrial	11.82	6.17

Total Commercial	11.59	6.80

Construction	11.00	7.70

Legacy	11.11	7.93

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

The increase in the Watch category for Puerto Rico commercial loans of $581 million, from December 31, 2017, is impacted by the $341 million auto-related commercial loan portfolio acquired as part of the Reliable Transaction. These loans were placed in Watch status until the Corporation completes its internal review process.

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

As of March 31, 2018, the Corporation had an FDIC loss share asset of $45.6 million, net of amounts owed to the FDIC of $1.1 million, related to the covered assets. As part of the loss-share agreements, BPPR had agreed to make a true-up payment to the FDIC 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss-share agreements, in the event losses on the loss-share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation at March 31, 2018 was approximately $171 million (December 31, 2017 - $165 million) and was included as a contingent consideration within the caption of other liabilities in the Consolidated Statements of Financial Condition.

On May 22, 2018, the Corporation entered into a Termination Agreement (the “Termination Agreement”) with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. Under the terms of the Termination Agreement, BPPR made a payment of approximately $23.7 million (the “Termination Payment”) to the FDIC as consideration for the termination of the loss-share agreements. Popular recorded a gain of $102.8 million within the FDIC loss share (expense) income caption in the Consolidated Statements of Operations calculated based on the difference between the Termination Payment and the net amount of the true-up payment obligation and the FDIC loss share asset.

The following table sets forth the activity in the FDIC loss-share asset for the periods presented.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$—	$53,070	$46,316	$69,334
FDIC loss-share Termination Agreement	—	—	(45,659)	—
Accretion (amortization)	—	567	(934)	(62)
Credit impairment losses (reversal) to be covered under loss-sharing agreements	—	(329)	104	1,945
Reimbursable expenses	—	588	537	2,232
Net payments from FDIC under loss-sharing agreements	—	(4,502)	(364)	(18,505)
Other adjustments attributable to FDIC loss-sharing agreements	—	—	—	(5,550)

Balance at end of period	$—	$49,394	$—	$49,394

Balance due to the FDIC for recoveries on covered assets	—	(924)	—	(924)

Balance at end of period	$—	$48,470	$—	$48,470

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$12,324	$12,012	$37,205	$38,485
Mortgage servicing rights fair value adjustments	(4,194)	(10,262)	(13,123)	(24,262)

Total mortgage servicing fees, net of fair value adjustments	8,130	1,750	24,082	14,223

Net gain on sale of loans, including valuation on loans held-for-sale	3,014	4,244	6,531	16,875

Trading account profit (loss):
Unrealized gains (losses) on outstanding derivative positions	45	(147)	(131)	(104)
Realized gains (losses) on closed derivative positions	80	(608)	2,926	(3,645)

Total trading account profit (loss)	125	(755)	2,795	(3,749)

Total mortgage banking activities	$11,269	$5,239	$33,408	$27,349

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2018 and 2017 because they did not contain any credit recourse arrangements. During the quarter and nine months ended September 30, 2018, the Corporation recorded a net gain of $2.9 million and $6.2 million, respectively (September 30, 2017—$3.9 million and $15.0 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2018 and 2017:

	Proceeds Obtained During the Quarter Ended September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$—	$2,498	$—	$2,498

Total debt securities available-for-sale	$—	$2,498	$—	$2,498

Trading account debt securities:
Mortgage-backed securities - GNMA	$—	$109,911	$—	$109,911
Mortgage-backed securities - FNMA	—	23,625	—	23,625

Total trading account debt securities	$—	$133,536	$—	$133,536

Mortgage servicing rights	$—	$—	$2,625	$2,625

Total	$—	$136,034	$2,625	$138,659

	Proceeds Obtained During the Nine Months Ended September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$—	$9,458	$—	$9,458

Total debt securities available-for-sale	$—	$9,458	$—	$9,458

Trading account debt securities:
Mortgage-backed securities - GNMA	$—	$319,769	$—	$319,769
Mortgage-backed securities - FNMA	—	62,853	—	62,853

Total trading account debt securities	$—	$382,622	$—	$382,622

Mortgage servicing rights	$—	$—	$7,198	$7,198

Total	$—	$392,080	$7,198	$399,278

	Proceeds Obtained During the Quarter Ended September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$—	$4,329	$—	$4,329

Total debt securities available-for-sale	$—	$4,329	$—	$4,329

Trading account debt securities:
Mortgage-backed securities - GNMA	$—	$85,722	$—	$85,722
Mortgage-backed securities - FNMA	—	16,452	—	16,452

Total trading account debt securities	$—	$102,174	$—	$102,174

Mortgage servicing rights	$—	$—	$1,588	$1,588

Total	$—	$106,503	$1,588	$108,091

	Proceeds Obtained During the Nine Months Ended September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$—	$16,049	$—	$16,049

Total debt securities available-for-sale	$—	$16,049	$—	$16,049

Trading account debt securities:
Mortgage-backed securities - GNMA	$—	$368,660	$—	$368,660
Mortgage-backed securities - FNMA	—	69,798	—	69,798

Total trading account debt securities	$—	$438,458	$—	$438,458

Mortgage servicing rights	$—	$—	$6,766	$6,766

Total	$—	$454,507	$6,766	$461,273

During the nine months ended September 30, 2018, the Corporation retained servicing rights on whole loan sales involving approximately $43 million in principal balance outstanding (September 30, 2017—$49 million), with realized gains of approximately $0.6 million (September 30, 2017—gains of $1.8 million). All loan sales performed during the nine months ended September 30, 2018 and 2017 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2018 and 2017.

Residential MSRs
(In thousands)	September 30, 2018	September 30, 2017
Fair value at beginning of period	$168,031	$196,889
Additions	7,871	7,530
Changes due to payments on loans[1]	(10,194)	(12,794)
Reduction due to loan repurchases	(2,929)	(1,605)
Changes in fair value due to changes in valuation model inputs or assumptions	—	(9,863)

Fair value at end of period	$162,779	$180,157

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $15.9 billion at September 30, 2018 (December 31, 2017 -$16.1 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At September 30, 2018, those weighted average mortgage servicing fees were 0.30% (September 30, 2017—0.29%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2018 and 2017 were as follows:

	Quarters ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Prepayment speed	4.4%	4.9%	4.4%	4.3%
Weighted average life (in years)	11.4	10.5	11.4	10.9
Discount rate (annual rate)	11.0%	10.9%	11.1%	10.9%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2018	2017	2018	2017
Fair value of servicing rights	$67,545	$73,951	$95,234	$94,080
Weighted average life (in years)	7.2	7.3	6.7	6.5
Weighted average prepayment speed (annual rate)	5.0%	5.1%	5.4%	5.7%
Impact on fair value of 10% adverse change	$(1,371)	$(1,503)	$(2,023)	$(2,070)
Impact on fair value of 20% adverse change	$(2,702)	$(2,976)	$(3,982)	$(3,999)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(3,005)	$(3,091)	$(4,071)	$(3,785)
Impact on fair value of 20% adverse change	$(5,789)	$(5,971)	$(7,850)	$(7,235)

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

At September 30, 2018, the Corporation serviced $1.4 billion (December 31, 2017—$1.5 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2018, the Corporation had recorded $195 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2017—$840 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the nine months ended September 30, 2018, the Corporation repurchased approximately $264 million (September 30, 2017—$113 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 13 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2018 and 2017.

	For the quarter ended September 30, 2018
	Non-covered	Non-covered
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$25,262	$116,801	$142,063
Write-downs in value	(487)	(2,584)	(3,071)
Additions	2,006	11,517	13,523
Sales	(1,309)	(17,296)	(18,605)
Other adjustments	—	(130)	(130)

Ending balance	$25,472	$108,308	$133,780

	For the nine months ended September 30, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(1,889)	(9,123)	(287)	(11,299)
Additions	9,047	17,047	—	26,094
Sales	(3,932)	(62,051)	(3,282)	(69,265)
Other adjustments	835	(747)	(693)	(605)
Transfer to non-covered status[1]	—	15,333	(15,333)	—

Ending balance	$25,472	$108,308	$—	$133,780

[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

	For the quarter ended September 30, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$23,949	$157,147	$25,350	$206,446
Write-downs in value[1]	(2,702)	(2,856)	(234)	(5,792)
Additions	982	18,669	1,560	21,211
Sales	(743)	(18,185)	(4,395)	(23,323)
Other adjustments	—	467	(736)	(269)

Ending balance	$21,486	$155,242	$21,545	$198,273

[1]	Includes $2.7 million related to the damages from Hurricane Maria, of which $1.3 million were for commercial and $1.4 million for residential.

	For the nine months ended September 30, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$20,401	$160,044	$32,128	$212,573
Write-downs in value[1]	(4,681)	(14,715)	(2,980)	(22,376)
Additions	8,604	69,585	9,775	87,964
Sales	(2,707)	(61,068)	(15,184)	(78,959)
Other adjustments	(131)	1,396	(2,194)	(929)

Ending balance	$21,486	$155,242	$21,545	$198,273

[1]	Includes $2.7 million related to the damages from Hurricane Maria, of which $1.3 million were for commercial and $1.4 million for residential.

Note 14 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2018	December 31, 2017
Net deferred tax assets (net of valuation allowance)	$1,144,417	$1,035,110
Investments under the equity method	223,222	215,349
Prepaid taxes	34,859	168,852
Other prepaid expenses	80,131	84,771
Derivative assets	18,977	16,539
Trades receivable from brokers and counterparties	57,290	7,514
Receivables from investments maturities	51,000	70,000
Principal, interest and escrow servicing advances	94,298	107,299
Guaranteed mortgage loan claims receivable	77,704	163,819
Others	118,952	122,070

Total other assets	$1,900,850	$1,991,323

Note 15 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018, allocated by reportable segments, were as follows (refer to Note 34 for the definition of the Corporation’s reportable segments):

2018
			Purchase
	Balance at	Goodwill on	accounting	Goodwill	Balance at
(In thousands)	January 1, 2018	acquisition	adjustments	impairment	September 30,2018
Banco Popular de Puerto Rico	$276,420	$60,242	$—	$—	$336,662
Popular U.S.	350,874	—	—	—	350,874

Total Popular, Inc.	$627,294	$60,242	$—	$—	$687,536

The goodwill recognized during the quarter ended September 30, 2018 in the reportable segment of Banco Popular de Puerto Rico of $60.2 million was related to the Reliable Transaction. Refer to Note 4, Business combination, for additional information.

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2017.

Other Intangible Assets

At September 30, 2018 and December 31, 2017, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2018
Core deposits	$37,224	$25,139	$12,085
Other customer relationships	35,632	25,182	10,450
Trademark	488	17	471

Total other intangible assets	$73,344	$50,338	$23,006

December 31, 2017
Core deposits	$37,224	$22,347	$14,877
Other customer relationships	35,683	21,051	14,632

Total other intangible assets	$72,907	$43,398	$29,509

The trademark recognized during the quarter ended September 30, 2018 of $0.5 million was related to the Reliable Transaction. Refer to Note 4, Business combination, for additional information.

During the quarter ended September 30, 2018, the Corporation recognized $2.3 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2017—$2.3 million). During the nine months ended September 30, 2018, the Corporation recognized $7.0 million in amortization related to other intangible assets with definite useful lives (September 30, 2017—$7.0 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2018	$2,337
Year 2019	9,140
Year 2020	5,065
Year 2021	2,254
Year 2022	1,378
Year 2023	1,338
Later years	1,494

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2018 using July 31, 2018 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.42% to 13.93% for the 2018 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

BPPR passed Step 1 in the annual test as of July 31, 2018. The results indicated that the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $2.4 billion or 77%. Accordingly, there was no indication of impairment on the goodwill recorded in BPPR at July 31, 2018 and there was no need for a Step 2 analysis.

PB passed Step 1 in the annual test as of July 31, 2018. The results indicated that the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded PB’s equity value by approximately $407 million or 28%. Accordingly, there was no indication of impairment on the goodwill recorded in PB at July 31, 2018 and there was no need for a Step 2 analysis.

The goodwill balance of BPPR and PB, as legal entities, represented approximately 98% of the Corporation’s total goodwill balance as of the July 31, 2018 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units in the July 31, 2018 annual assessment were reasonable.

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

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2018
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	September 30,	Accumulated	September 30,
	2018	impairment	2018	2018	impairment	2018
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$340,463	$3,801	$336,662
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$855,748	$168,212	$687,536

December 31, 2017
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2017	impairment	2017	2017	impairment	2017
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$280,221	$3,801	$276,420
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$795,506	$168,212	$627,294

Note 16 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2018	December 31, 2017
Savings accounts	$9,711,063	$8,561,718
NOW, money market and other interest bearing demand deposits	13,721,732	10,885,967

Total savings, NOW, money market and other interest bearing demand deposits	23,432,795	19,447,685

Certificates of deposit:
Under $100,000	3,346,204	3,446,575
$100,000 and over	4,066,076	4,068,303

Total certificates of deposit	7,412,280	7,514,878

Total interest bearing deposits	$30,845,075	$26,962,563

A summary of certificates of deposit by maturity at September 30, 2018 follows:

(In thousands)
2018	$1,969,701
2019	2,233,844
2020	1,361,441
2021	829,654
2022	513,048
2023 and thereafter	504,592

Total certificates of deposit	$7,412,280

At September 30, 2018, the Corporation had brokered deposits amounting to $0.5 billion (December 31, 2017—$0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $3 million at September 30, 2018 (December 31, 2017—$4 million).

Note 17 – Borrowings

The following table presents the balances of assets sold under agreements to repurchase at September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017
Assets sold under agreements to repurchase	$300,116	$390,921

Total assets sold under agreements to repurchase	$300,116	$390,921

The Corporation’s repurchase transactions are overcollateralized with the securities detailed in the table below. The Corporation’s repurchase agreements have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them.

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2018	December 31, 2017
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury securities
Within 30 days	$93,129	$148,516
After 30 to 90 days	19,831	87,357
After 90 days	159,292	43,500

Total U.S. Treasury securities	272,252	279,373

Obligations of U.S. government sponsored entities
Within 30 days	—	30,656
After 30 to 90 days	—	19,463
After 90 days	6,055	15,937

Total obligations of U.S. government sponsored entities	6,055	66,056

Mortgage-backed securities
Within 30 days	12,228	31,383

Total mortgage-backed securities	12,228	31,383

Collateralized mortgage obligations
Within 30 days	9,581	14,109

Total collateralized mortgage obligations	9,581	14,109

Total	$300,116	$390,921

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017
Advances with the FHLB	$—	$95,000
Others	1,200	1,208

Total other short-term borrowings	$1,200	$96,208

Note: Refer to the Corporation’s 2017 Form 10-K for rates information at December 31, 2017.

During the quarter ended September 30, 2018, Popular North America, Inc. (“PNA”), a wholly-owned subsidiary of the Corporation, redeemed all outstanding capital securities issued by BanPonce Trust I (the “Trust”), a statutory trust established by PNA, along with the common securities issued by the Trust, which resulted in the concurrent extinguishment of the related junior subordinated debentures with an aggregate book value of $55 million. Refer to Note 18 for additional information on the redemption of these trust preferred securities.

Also, during the quarter ended September 30, 2018, the Corporation issued an aggregate of $300 million principal amount of its 6.125% senior notes due 2023 and recorded debt issuance costs of $6.3 million. On October 15, 2018, the Corporation used the net proceeds, together with available cash, to redeem $450 million of its outstanding 7.00% senior notes due 2019.

The following table presents the composition of notes payable at September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017
Advances with the FHLB with maturities ranging from 2018 through 2029 paying interest at monthly fixed rates ranging from 0.89% to 4.19%	$567,031	$572,307
Advances with the FHLB with maturing in 2019 paying interest monthly at a floating rate of 0.34% over the 1 month LIBOR	13,000	34,164
Advances with the FHLB with maturing in 2019 paying interest quarterly at a floating rate from 0.12% to 0.24% over the 3 month LIBOR	19,724	25,019
Unsecured senior debt securities with maturities ranging from 2019 through 2023 paying interest semiannually at fixed rates ranging from of 6.125% to 7.00%, net of debt issuance costs of $7,841	742,159	446,873
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $429	384,869	439,351
Others	17,904	18,642

Total notes payable	$1,744,687	$1,536,356

Note: Refer to the Corporation’s 2017 Form 10-K for rates information at December 31, 2017.

A breakdown of borrowings by contractual maturities at September 30, 2018 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable		Total
2018	$134,769	$1,200	$83,103		$219,072
2019	165,347	—	650,159	[1]	815,506
2020	—	—	111,960		111,960
2021	—	—	21,877		21,877
2022	—	—	105,175		105,175
Later years	—	—	772,413		772,413

Total borrowings	$300,116	$1,200	$1,744,687		$2,046,003

[1]	On October 15, 2018, the Corporation redeemed $450 million principal amount of its senior notes due on 2019.

At September 30, 2018 and December 31, 2017, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.4 billion and $3.9 billion, respectively, of which $600 million and $726 million, respectively, were used. In addition, at September 30, 2018 and December 31, 2017, the Corporation had placed $1.1 billion and $260 million, respectively, of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at September 30, 2018, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.2 billion (2017—$1.1 billion), which remained unused at September 30, 2018 and December 31, 2017. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 18 – Trust preferred securities

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

During the quarter ended September 30, 2018, Popular North America, Inc. (“PNA”), a wholly-owned subsidiary of the Corporation, redeemed all outstanding capital securities issued by BanPonce Trust I (the “Trust”), a statutory trust established by PNA, with an aggregate book value of $53 million, along with the common securities issued by the Trust, which resulted in the concurrent extinguishment of the related junior subordinated debentures amounting to $55 million, as discussed in Note 17.

The following tables present financial data pertaining to the different trusts at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	As of September 30, 2018
Issuer	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il
Capital securities	$181,063	$91,651	$101,023
Distribution rate	6.700%	6.564%	6.125%
Common securities	$5,601	$2,835	$3,125
Junior subordinated debentures aggregate liquidation amount	$186,664	$94,486	$104,148
Stated maturity date	November 2033	September 2034	December 2034
Reference notes	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]

[1]	Statutory business trust that is wholly-owned by PNA and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
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

(Dollars in thousands)	As of December 31, 2017
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il
Capital securities	$52,865	$181,063	$91,651	$101,023
Distribution rate	8.327%	6.700%	6.564%	6.125%
Common securities	$1,637	$5,601	$2,835	$3,125
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148
Stated maturity date	February 2027	November 2033	September 2034	December 2034
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]

[1]	Statutory business trust that is wholly-owned by PNA and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
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

At September 30, 2018, the Corporation had $374 million in trust preferred securities outstanding which do not qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment, compared to $427 million at December 31, 2017, as a result of the previously mentioned redemption by PNA.

Note 19 – Stockholders’ equity

As of September 30, 2018, stockholder’s equity totaled $5.2 billion. During the nine months ended September 30, 2018, the Corporation declared dividends on its common stock of $ 76.2 million. The quarterly dividend declared to shareholders of record as of the close of business on August 23, 2018, which amounted to $25.1 million, was paid on October 1, 2018. Dividends per share declared for the quarter and nine months ended September 30, 2018 were $0.25 and $0.75, respectively (2017 - $0.25 and $0.75, respectively).

During the quarter ended September 30, 2018, the Corporation entered into a $125 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 2,000,000 shares of common stock (the “Initial Shares”), which was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $102 million in treasury stock and $23 million as a reduction of capital surplus. During the fourth quarter of 2018, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Note 20 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and nine months ended September 30, 2018 and 2017.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended September 30,		Nine months ended September 30,
(In thousands)		2018	2017	2018	2017
Foreign currency translation	Beginning Balance	$(46,397)	$(41,405)	$(43,034)	$(39,956)

	Other comprehensive loss	(605)	(390)	(3,968)	(1,839)

	Net change	(605)	(390)	(3,968)	(1,839)

	Ending balance	$(47,002)	$(41,795)	$(47,002)	$(41,795)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(199,895)	$(205,928)	$(205,408)	$(211,610)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,285	3,421	9,856	10,263
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	(529)	(580)	(1,587)	(1,740)

	Net change	2,756	2,841	8,269	8,523

	Ending balance	$(197,139)	$(203,087)	$(197,139)	$(203,087)

Unrealized net holding losses on debt securities	Beginning Balance	$(250,422)	$(56,414)	$(102,775)	$(69,003)

	Other comprehensive (loss) income before reclassifications	(39,845)	9,302	(187,492)	15,151
	Other-than-temporary impairment amount reclassified from accumulated other comprehensive loss	—	—	—	6,740
	Amounts reclassified from accumulated other comprehensive loss for gains on securities	—	(66)	—	(66)

	Net change	(39,845)	9,236	(187,492)	21,825

	Ending balance	$(290,267)	$(47,178)	$(290,267)	$(47,178)

Unrealized holding gains on equity securities	Beginning Balance	$—	$672	$605	$685

	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	—	—	(605)	—
	Other comprehensive income before reclassifications	—	48	—	180
	Amounts reclassified from accumulated other comprehensive income for gains on securities	—	(16)	—	(161)

	Net change	—	32	(605)	19

	Ending balance	$—	$704	$—	$704

Unrealized net (losses) gains

on cash flow hedges	Beginning Balance	$(78)	$132	$(40)	$(402)

	Other comprehensive income (loss) before reclassifications	208	(250)	790	(869)
	Amounts reclassified from accumulated other comprehensive (loss) income	89	142	(531)	1,295

	Net change	297	(108)	259	426

	Ending balance	$219	$24	$219	$24

	Total	$(534,189)	$(291,332)	$(534,189)	$(291,332)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2018 and 2017.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	Consolidated Statements of Operations	2018	2017	2018	2017
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,386)	$(5,606)	$(16,157)	$(16,819)
Amortization of prior service credit	Personnel costs	868	950	2,603	2,850

	Total before tax	(4,518)	(4,656)	(13,554)	(13,969)

	Income tax benefit	1,762	1,815	5,285	5,446

	Total net of tax	$(2,756)	$(2,841)	$(8,269)	$(8,523)

Unrealized holding losses on debt securities
Other-than-temporary impairment	Other-than-temporary impairment losses on available-for-sale debt securities	$—	$—	$—	$(8,299)
Realized gains on sale of debt securities	Net gain on sale of debt securities	—	83	—	83

	Total before tax	—	83	—	(8,216)

	Income tax (expense) benefit	—	(17)	—	1,542

	Total net of tax	$—	$66	$—	$(6,674)

Unrealized holding gains on equity securities
Realized gain on sale of equity securities	Net gain on equity securities	$—	$20	$—	$201

	Total before tax	—	20	—	201

	Income tax expense	—	(4)	—	(40)

	Total net of tax	$—	$16	$—	$161

Unrealized net (losses) gains on cash flow hedges
Forward contracts	Mortgage banking activities	$(147)	$(232)	$870	$(2,122)

	Total before tax	(147)	(232)	870	(2,122)

	Income tax benefit (expense)	58	90	(339)	827

	Total net of tax	$(89)	$(142)	$531	$(1,295)

	Total reclassification adjustments, net of tax	$(2,845)	$(2,901)	$(7,738)	$(16,331)

Note 21 – Guarantees

At September 30, 2018, the Corporation recorded a liability of $0.3 million (December 31, 2017—$0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2018, the Corporation serviced $1.4 billion (December 31, 2017—$1.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2018, the Corporation repurchased approximately $4 million and $13 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2017 - $7 million and $22 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2018, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $58 million (December 31, 2017—$59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months ended September 30, 2018 and 2017.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Balance as of beginning of period	$57,425	$49,395	$58,820	$54,489
Provision for recourse liability	3,000	6,375	5,991	11,104
Net charge-offs	(2,678)	(3,718)	(7,064)	(13,541)

Balance as of end of period	$57,747	$52,052	$57,747	$52,052

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter and nine months ended September 30, 2018, BPPR repurchased $2 million and $12 million, respectively, in loans under representation and warranty arrangements (there were no loan repurchases during the same period of the prior year). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2018 and 2017.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Balance as of beginning of period	$11,153	$10,545	$11,742	$10,936
Provision (reversal) for representation and warranties	(104)	(140)	194	(521)
Net charge-offs	(39)	—	(926)	(10)

Balance as of end of period	$11,010	$10,405	$11,010	$10,405

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2018, the Corporation serviced $15.9 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2017—$16.1 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2018, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $94 million (December 31, 2017—$107 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $94 million and $149 million, respectively, at September 30, 2018 and December 31, 2017. In addition, at September 30, 2018 and December 31, 2017, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million and $427 million, respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 18 to the Consolidated Financial Statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit:
Credit card lines	$4,462,603	$4,303,256
Commercial and construction lines of credit	2,772,111	3,011,673
Other consumer unused credit commitments	255,798	250,029
Commercial letters of credit	2,561	2,116
Standby letters of credit	30,036	33,633
Commitments to originate or fund mortgage loans	23,724	15,297

At September 30, 2018 and December 31, 2017, the Corporation maintained a reserve of approximately $8 million and $10 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

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

Puerto Rico is in the midst of a profound fiscal and economic crisis. In response to such crisis, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”) in 2016, which, among other things, established a Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”) and a framework for the restructuring of the debts of the Commonwealth, its instrumentalities and municipalities. The Commonwealth and several of its instrumentalities have commenced debt restructuring proceedings under PROMESA. As of the date of this report, no municipality has commenced, or has been authorized by the Oversight Board to commence, any such debt restructuring proceeding under PROMESA.

At September 30, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $458 million, which was fully outstanding at quarter-end (compared to a direct exposure of approximately $484 million, which was fully outstanding at December 31, 2017). Of this amount, $413 million consists of loans and $45 million are securities ($435 million and $49 million at December 31, 2017). Substantially all of the amount outstanding at September 30, 2018 consisted of obligations from various Puerto Rico municipalities. In most cases, these are “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2018, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 2, 2018 the Corporation received principal payments amounting to $23 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$6	$—	$6	$6
After 5 to 10 years	43	—	43	43
After 10 years	27	—	27	27

Total Central Government	76	—	76	76

Government Development Bank (GDB)
Within 1 year	4	—	4	4

Total Government Development Bank (GDB)	4	—	4	4

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	5	—	5	5

Total Puerto Rico Highways and Transportation Authority	5	—	5	5

Municipalities
Within 1 year	3,510	15,265	18,775	18,775
After 1 to 5 years	16,505	198,022	214,527	214,527
After 5 to 10 years	23,885	101,693	125,578	125,578
After 10 years	845	98,185	99,030	99,030

Total Municipalities	44,745	413,165	457,910	457,910

Total Direct Government Exposure	$44,830	$413,165	$457,995	$457,995

In addition, at September 30, 2018, the Corporation had $374 million in loans or securities issued or guaranteed by Puerto Rico governmental entities whose principal source of repayment is non-governmental. In such obligations, the Puerto Rico government entity guarantees any shortfall in collateral in the event of borrower default ($386 million at December 31, 2017). These included $299 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2017—$310 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serve to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. Also, at September 30, 2018 and December 31, 2017, the Corporation had $44 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides a guarantee to cover shortfalls, $7 million in pass-through securities issued by HFA that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $24 million of commercial real estate notes issued by government entities, but payable from rent paid by third parties at September 30, 2018 (December 31, 2017—$25 million).

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

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $78 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current Legal Proceedings ranges from $0 to approximately $24.4 million as of September 30, 2018. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the outcome of Legal Proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, management believes that the amount it has already accrued is adequate and any incremental liability arising from the Legal Proceedings in matters in which a loss amount can be reasonably estimated will not have a material adverse effect on the Corporation’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters in a reporting period, if unfavorable, could have a material adverse effect on the Corporation’s consolidated financial position for that particular period.

Set forth below is a description of the Corporation’s significant Legal Proceedings.

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A hearing on the request for preliminary injunction and other matters was held on February 15, 2017, as a result of which plaintiffs withdrew their request for preliminary injunctive relief. A motion for dismissal on the merits, which the Defendant Insurance Companies filed shortly before hearing, was denied with a right to replead following limited targeted discovery. On March 24, 2017, the Popular Defendants filed a certiorari petition with the Puerto Rico Court of Appeals seeking a review of the lower court’s denial of the motion to dismiss. The Court of Appeals denied the Popular Defendant’s request, and the Popular Defendants appealed this determination to the Puerto Rico Supreme Court, which declined review. On December 21, 2017, plaintiffs sought to amend the complaint and, on January 2018, defendants filed an answer thereto. Separately, on October 26, 2017, the Court entered an order whereby it broadly certified the class; the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, but on March 4, 2018, the Court of Appeals declined to entertain such petition. At a hearing held on November 2, 2017, the Court encouraged the parties to reach agreement on discovery and class notification procedures. Although the case is still in discovery stage, the parties have not yet reached an agreement as to the class notification procedures.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramírez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs essentially contend that in November 2015, Antilles

Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). Between late March and early April, co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief. A co-defendant filed a third-party Complaint against Antilles Insurance Company. A preliminary injunction and class certification hearing originally scheduled for April 6, 2017 was subsequently postponed, pending resolution of the motions to dismiss. On July 31, 2017, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment and, on March 21, 2018, the Court of Appeals reversed the Court of First Instance’s dismissal. On May 18, 2018, defendants each filed Petitions of Certiorari to the Puerto Rico Supreme Court. The Petitions of Certiorari were all denied on June 26, 2018 and all parties but BPPR filed a timely Motion for Reconsideration of such denial. Those Motions for Reconsideration were denied and one defendant filed a Second Motion for Reconsideration to the Puerto Rico Supreme Court, which is still pending.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks), be held jointly and severally liable in an amount no less than $400 million. BPPR waived service of process in June 2017 and filed a motion to dismiss in August 2017, as did most co-defendants. On March 28, 2018, the Court dismissed the complaint in its entirety. On April 9, 2018, plaintiffs filed a motion for reconsideration of such dismissal, which was denied on August 17, 2018. On August 29, 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. Plaintiffs’ appellate brief is due on December 3, 2018 and Defendants’ response brief will be due 30 days thereafter.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. On January 3, 2018, plaintiffs requested that BPPR waive service of process, which it agreed to do on February 1, 2018. BPPR subsequently filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted, denying the motion for class certification on September 26, 2018. On October 8, 2018, plaintiffs filed a Motion for Reconsideration of such denial, which BPPR opposed on October 22, 2018. Those motions are still pending.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary mortgage lender in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand $30 million in damages plus attorney’s fees, costs and the annulment of their mortgages. BPPR extended plaintiffs four consecutive six-month payment forbearances, the last of which is still in effect, and it is engaged in settlement discussions with plaintiffs. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral Bank-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement with the FDIC. The FDIC filed a Notice of Removal to the United States District Court for the District of Puerto Rico (“USDC”) on March 27, 2018 and, on April 11 2018, the state court stayed the proceedings in response thereto. On April 13, 2018, the FDIC requested the USDC to stay the proceedings until plaintiffs have exhausted administrative remedies. This motion is still pending, along with several motions for remand to state court filed by plaintiffs.

Mortgage-Related Investigations

The Corporation and its subsidiaries from time to time receive requests for information from departments of the U.S. government that investigate mortgage-related conduct. In particular, BPPR has received subpoenas and other requests for information from the Federal Housing Finance Agency’s Office of the Inspector General, the Civil Division of the Department of Justice, the Special Inspector General for the Troubled Asset Relief Program and the Federal Department of Housing and Urban Development’s Office of the Inspector General mainly concerning real estate appraisals and residential and construction loans in Puerto Rico. The Corporation is cooperating with these requests and is in discussions regarding the resolution of such matters. There can be no assurances as to the outcome of those discussions.

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

The Corporation notified applicable regulators and conducted a review of its mortgage files to assess the scope of potential customer impact. The review, which has been completed, found that while the mailing error extended to approximately 23,000 residential mortgage loans (approximately 50% of which are serviced by the Corporation for third parties), the number of borrowers actually harmed by the mailing error was substantially lower. This was due to, among other things, the fact that the Corporation regularly uses means other than the mail to communicate with borrowers, including email and hand delivery of written notices at our mortgage servicing centers or bank branches. Importantly, more than half of all borrowers potentially subject to such error actually closed on a loss mitigation alternative.

During the fourth quarter of 2017, the Corporation began outreach to potentially affected borrowers with outstanding loans. These efforts are substantially complete. The Corporation is engaged in ongoing dialogue with applicable regulators with respect to this matter. The Corporation has also engaged in remediation with respect to, and notified regulators of, other printing and mailings incidents in its mortgage servicing operation that occurred after Hurricane Maria. At this point, we are not able to estimate the financial impact of the failure to print and mail letters to mortgage borrowers.

Other Significant Proceedings

In June 2017, a syndicate comprised of BPPR and other local banks (the “Lenders”) filed an involuntary Chapter 11 bankruptcy proceeding against Betteroads Asphalt and Betterecycling Corporation (the “Involuntary Debtors”). This filing followed attempts by the Lenders to restructure and resolve the Involuntary Debtors’ obligations and outstanding defaults under a certain credit agreement, first through good faith negotiations and subsequently, through the filing of a collection action against the Involuntary Debtors in local court. The involuntary debtors subsequently counterclaimed, asserting damages in excess of $900 million. The Lenders ultimately joined in the commencement of these involuntary bankruptcy proceedings against the Debtors in order to preserve and recover the Involuntary Debtors’ assets, having confirmed that the Involuntary Debtors were transferring assets out of their estate for little or no consideration. The Involuntary Debtors subsequently filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. The court allowed limited discovery to take place prior to an evidentiary hearing to determine the merits of debtors’ motion to dismiss. At a hearing held in November 2017, the Court determined that it was inclined to rule against the dismissal of the complaint but requested that the parties submit supplemental briefs on the subject, which the parties did; however, no decision has been rendered to date. On September 17, 2018, the Lenders filed a motion requesting the Court to expedite its determination on the motion for Summary Judgment filed by the Lenders on November 2017, since there were continuing acts by Involuntary Debtor insiders to transfer all revenues and assets to such insiders and shield such revenues and assets from the Lenders and other legitimate creditors. This motion is still pending.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 152 arbitration proceedings with aggregate claimed amounts of approximately $260 million, including one arbitration with claimed damages of approximately $78 million in which another Puerto Rico broker-dealer is a co-defendant. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds, including bonds issued by COFINA and GDB, and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

Subpoenas for Production of Documents in relation to PROMESA Title III Proceedings

Popular Securities has, together with Popular, Inc. and BPPR (collectively, the “Popular Companies”) filed an appearance in connection with the Commonwealth of Puerto Rico’s pending Title III bankruptcy proceeding. Its appearance was prompted by a request by the Commonwealth’s Unsecured Creditors’ Committee (“UCC”) to allow a broad discovery program under Rule 2004 to investigate, among other things, the causes of the Puerto Rico financial crisis. The Rule 2004 request sought broad discovery not only from the Popular Companies, but also from others, spanning in excess of eleven (11) years. The Oversight Board, as well as the Popular Companies and others, opposed the UCC’s request. Magistrate Dein denied the UCC’s request without prejudice and allowed the law firm of Kobre & Kim to carry out its own independent investigation on behalf of the Oversight Board.

The Popular Companies have separately been served with additional requests for the preservation and voluntary production of certain documents and witnesses from the UCC and the COFINA Agents in connection with the COFINA-Commonwealth adversary complaint, as well as from the Oversight Board’s Independent Investigator, Kobre & Kim, with respect to its independent investigation. The Popular Companies cooperated with all such requests and asked that such requests be submitted in the form of a subpoena to address privacy and confidentiality considerations pertaining to some of the documents involved in the production.

On August 20, 2018, Kobre & Kim issued its Final Report, which contained various references to the Popular Companies, including allegations that Popular Securities participated as an underwriter in Commonwealth’s 2014 issuance of government obligation bonds notwithstanding having allegedly advised against it. The report discussed that such allegation could give rise to an unjust enrichment claim against the Popular Companies and could also serve as a basis to equitably subordinate any claim it files in the Title III proceeding to other claims.

POPULAR BANK

Josefina Valle v. Popular Community Bank (now Popular Bank)

PB has been named a defendant in a putative class action complaint captioned Josefina Valle, et al. v. Popular Community Bank, filed in November 2012 in the New York State Supreme Court (New York County). Plaintiffs, PB customers, alleged among other things that PB engaged in unfair and deceptive acts and trade practices in connection with the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleged that PB improperly disclosed its consumer overdraft policies and that the overdraft rates and fees assessed by PB violate New York’s usury laws. Plaintiffs sought unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

After several procedural steps that included a ruling partially granting PB’s motion to dismiss and the filing of an amended complaint that was also partially dismissed, on August 12, 2015, plaintiffs filed a second amended complaint. On September 17, 2015, PB filed a motion to dismiss the second amended complaint and on February 18, 2016, the Court granted it in part and denied it in part, dismissing plaintiffs’ unfair and deceptive acts and trade practices claim to the extent it sought to recover overdraft fees incurred prior to September 2011. On March 28, 2016, PB filed an answer to the second amended complaint and, on November 13, 2017, the parties reached an agreement in principle. Under this agreement, an amount up to $5.2 million would be paid to qualified claimants. In March 2018, the Court entered an order for the preliminary approval of the settlement. On July 23, 2018, the claims process closed and, on August 6, 2018, the Court granted its final approval of the settlement agreement, entering such final order on August 13, 2018. The settlement became final and unappealable on September 12, 2018.

Note 23 – Non-consolidated variable interest entities

The Corporation is involved with three statutory trusts which it created to issue trust preferred securities to the public. These trusts are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The Corporation does not hold any variable interest in the trusts, and therefore, cannot be the trusts’ primary beneficiary. Furthermore, the Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trusts are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 25 to the Consolidated Financial Statements for additional information on the debt securities outstanding at September 30, 2018 and December 31, 2017, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017
Assets
Servicing assets:
Mortgage servicing rights	$130,454	$132,692

Total servicing assets	$130,454	$132,692

Other assets:
Servicing advances	$37,548	$47,742

Total other assets	$37,548	$47,742

Total assets	$168,002	$180,434

Maximum exposure to loss	$168,002	$180,434

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $10.7 billion at September 30, 2018 (December 31, 2017—$11.7 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2018 and December 31, 2017, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

BPPR provided financing to PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC for the acquisition of the assets in an amount equal to the acquisition loan of $86 million and $182 million, respectively. The acquisition loans had a 5-year maturity and bear a variable interest at 30-day LIBOR plus 300 basis points and are secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided these joint ventures with a non-revolving advance facility (the “advance facility”) of $69 million and $35 million, respectively, to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $20 million and $30 million, respectively, to fund certain operating expenses of the joint venture. As part of these transactions, BPPR received $ 48 million and $92 million, respectively, in cash and a 24.9% equity interest in each joint venture. The Corporation is not required to provide any other financial support to these joint ventures.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at September 30, 2018 and December 31, 2017.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Assets
Other assets:
Equity investment	$6,942	$7,199	$5,569	$12,874

Total assets	$6,942	$7,199	$5,569	$12,874

Liabilities
Deposits	$(280)	$(20)	$(8,433)	$(10,501)

Total liabilities	$(280)	$(20)	$(8,433)	$(10,501)

Total net assets	$6,662	$7,179	$(2,864)	$2,373

Maximum exposure to loss	$6,662	$7,179	$—	$2,373

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2018 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2018.

Note 24 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2018, the Corporation held 11,654,803 shares of EVERTEC, an ownership stake of 16.03%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $ 0.6 million in dividend distributions during the nine months ended September 30, 2018, from its investments in EVERTEC’s holding company (September 30, 2017—$ 3.5 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	September 30, 2018	December 31, 2017
Equity investment in EVERTEC	$57,839	$47,532

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2018 and December 31, 2017. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2018	December 31, 2017
Accounts receivable (Other assets)	$6,233	$6,830
Deposits	(52,339)	(22,284)
Accounts payable (Other liabilities)	(4,326)	(2,040)

Net total	$(50,432)	$(17,494)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2018 and 2017.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2018	September 30, 2018
Share of income from the investment in EVERTEC	$3,682	$10,586
Share of other changes in EVERTEC’s stockholders’ equity	(34)	601

Share of EVERTEC’s changes in equity recognized in income	$3,648	$11,187

	Quarter ended	Nine months ended
(In thousands)	September 30, 2017	September 30, 2017
Share of income from the investment in EVERTEC	$1,200	$8,143
Share of other changes in EVERTEC’s stockholders’ equity	366	2,034

Share of EVERTEC’s changes in equity recognized in income	$1,566	$10,177

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2018 and 2017. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2018	September 30, 2018	Category
Interest expense on deposits	$(21)	$(46)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	8,486	24,940	Other service fees
Rental income charged to EVERTEC	1,781	5,297	Net occupancy
Processing fees on services provided by EVERTEC	(48,360)	(142,443)	Professional fees
Other services provided to EVERTEC	279	884	Other operating expenses

Total	$(37,835)	$(111,368)

	Quarter ended	Nine months ended
(In thousands)	September 30, 2017	September 30, 2017	Category
Interest expense on deposits	$(12)	$(33)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,061	22,656	Other service fees
Rental income charged to EVERTEC	1,737	5,119	Net occupancy
Processing fees on services provided by EVERTEC	(43,855)	(132,289)	Professional fees
Other services provided to EVERTEC	291	900	Other operating expenses

Total	$(34,778)	$(103,647)

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

(In thousands)	September 30, 2018	December 31, 2017
Equity investment in PRLP 2011 Holdings, LLC	$6,942	$7,199

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017
Deposits (non-interest bearing)	$(280)	$(20)

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the Consolidated Statements of Operations. The following table presents the Corporation’s proportionate share of loss from PRLP 2011 Holdings, LLC for the quarters and nine months ended September 30, 2018 and 2017.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2018	September 30, 2018
Share of income (loss) from the equity investment in PRLP 2011 Holdings, LLC	$55	$(257)

	Quarter ended	Nine months ended
(In thousands)	September 30, 2017	September 30, 2017
Share of income (loss) from the equity investment in PRLP 2011 Holdings, LLC	$101	$(808)

No capital distributions were received by the Corporation from its investment in PRLP 2011 Holdings, LLC during the nine months ended September 30, 2018 (September 30, 2017—$ 1.0 million). There were no transactions between the Corporation and PRLP 2011 Holdings, LLC during the quarters ended September 30, 2018 and 2017.

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

(In thousands)	September 30, 2018	December 31, 2017
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$5,569	$12,874

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC at September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017
Deposits	$(8,433)	$(10,501)

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarters and nine months ended September 30, 2018 and 2017.

(In thousands)	Quarter ended September 30, 2018	Nine months ended September 30, 2018
Share of income (loss) from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$112	$(5,297)

(In thousands)	Quarter ended September 30, 2017	Nine months ended September 30, 2017
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(1,299)	$(1,150)

During the nine months ended September 30, 2018, the Corporation received $ 2.0 million in capital distributions from its investment in PR Asset Portfolio 2013-1 International, LLC (September 30, 2017—$ 7.1 million). The Corporation received $0.7 million in dividend distributions during the nine months ended September 30, 2017, which were declared by PR Asset Portfolio 2013-1 International, LLC during the quarter ended December 31, 2016. The following table presents transactions between the Corporation and PR Asset

Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2018 and 2017.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2018	September 30, 2018	Category
Interest expense on deposits	$(5)	$(16)	Interest expense

	Quarter ended	Nine months ended
(In thousands)	September 30, 2017	September 30, 2017	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$—	$9	Interest income
Interest expense on deposits	(8)	(23)	Interest expense

Total	$(8)	$(14)

Centro Financiero BHD León

At September 30, 2018, the Corporation had a 15.84% stake in Centro Financiero BHD Leon, S.A. (“BHD Leon”), one of the largest banking and financial services groups in the Dominican Republic. During the nine months ended September 30, 2018, the Corporation recorded $ 22.1 million in earnings from its investment in BHD Leon (September 30, 2017—$ 17.3 million), which had a carrying amount of $ 140.4 million at September 30, 2018 (December 31, 2017—$ 135.0 million). As of December 31, 2016, BPPR had extended a credit facility of $ 50 million to BHD León with an outstanding balance of $ 25 million. This credit facility was repaid and expired during March 2017. On December 2017, BPPR extended a credit facility of $ 40 million to BHD León. This credit facility was repaid during the quarter ended March 31, 2018. The Corporation received $ 12.6 million in dividend distributions during the nine months ended September 30, 2018 from its investment in BHD Leon (September 30, 2017—$ 11.8 million).

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

For the nine months ended September 30, 2018 administrative fees charged to these investment companies amounted to $ 5.1 million (September 30, 2017—$ 5.8 million) and waived fees amounted to $ 1.6 million (September 30, 2017 —$ 1.7 million), for a net fee of $ 3.5 million (September 30, 2017—$ 4.1 million).

The Corporation, through its subsidiary Banco Popular de Puerto Rico, has also entered into lines of credit facilities with these companies. As of September 30, 2018, the available lines of credit facilities amounted to $337 million (December 31, 2017—$356 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those Puerto Rico investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At September 30, 2018 there was no outstanding balance for these credit facilities.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

At September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,496,517	$5,365,445	$—	$7,861,962
Obligations of U.S. Government sponsored entities	—	403,794	—	403,794
Obligations of Puerto Rico, States and political subdivisions	—	6,679	—	6,679
Collateralized mortgage obligations — federal agencies	—	758,612	—	758,612
Mortgage-backed securities	—	4,014,750	1,263	4,016,013
Other	—	557	—	557

Total debt securities available-for-sale	$2,496,517	$10,549,837	$1,263	$13,047,617

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$5,183	$—	$—	$5,183
Obligations of Puerto Rico, States and political subdivisions	—	143	—	143
Collateralized mortgage obligations	—	48	644	692
Mortgage-backed securities	—	28,194	43	28,237
Other	—	2,978	498	3,476

Total trading account debt securities, excluding derivatives	$5,183	$31,363	$1,185	$37,731

Equity securities	$—	$14,154	$—	$14,154
Mortgage servicing rights	—	—	162,779	162,779
Derivatives	—	18,977	—	18,977

Total assets measured at fair value on a recurring basis	$2,501,700	$10,614,331	$165,227	$13,281,258

Liabilities
Derivatives	$—	$(16,554)	$—	$(16,554)

Total liabilities measured at fair value on a recurring basis	$—	$(16,554)	$—	$(16,554)

At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$503,385	$3,424,779	$—	$3,928,164
Obligations of U.S. Government sponsored entities	—	608,933	—	608,933
Obligations of Puerto Rico, States and political subdivisions	—	6,609	—	6,609
Collateralized mortgage obligations - federal agencies	—	943,753	—	943,753
Mortgage-backed securities	—	4,687,374	1,288	4,688,662
Other	—	802	—	802

Total debt securities available-for-sale	$503,385	$9,672,250	$1,288	$10,176,923

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$261	$—	$—	$261
Obligations of Puerto Rico, States and political subdivisions	—	159	—	159
Collateralized mortgage obligations	—	—	529	529
Mortgage-backed securities	—	29,237	43	29,280
Other	—	2,988	529	3,517

Total trading account debt securities, excluding derivatives	$261	$32,384	$1,101	$33,746

Equity securities	$—	$11,076	$—	$11,076
Mortgage servicing rights	—	—	168,031	168,031
Derivatives	—	16,719	—	16,719

Total assets measured at fair value on a recurring basis	$503,646	$9,732,429	$170,420	$10,406,495

Liabilities
Derivatives	$—	$(14,431)	$—	$(14,431)
Contingent consideration	—	—	(164,858)	(164,858)

Total liabilities measured at fair value on a recurring basis	$—	$(14,431)	$(164,858)	$(179,289)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and nine months ended September 30, 2018 and 2017 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Nine months ended September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write- downs

Loans[1]	$—	$—	$79,347	$79,347	$(28,769)
Other real estate owned[2]	—	—	42,572	42,572	(8,744)
Other foreclosed assets[2]	—	—	2,596	2,596	(957)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$124,515	$124,515	$(38,470)

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

Nine moths ended September 30, 2017
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2018 and 2017.

Quarter ended September 30, 2018
	MBS	CMOs		Other
	classified	classified		securities
	as debt	as trading	MBS	classified
	securities	account	classified as	as trading	Mortgage
	available-	debt	trading account	account debt	servicing	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets
Balance at June 30, 2018	$1,264	$670	$43	$506	$164,025	$166,508
Gains (losses) included in earnings	—	—	—	(8)	(4,194)	(4,202)
Gains (losses) included in OCI	(1)	—	—	—	—	(1)
Additions	—	7	—	—	2,946	2,953
Settlements	—	(33)	—	—	—	(33)

Balance at September 30, 2018	$1,263	$644	$43	$498	$162,777	$165,225

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2018	$—	$—	$—	$3	$—	$3

Nine months ended September 30, 2018
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration[1]	Total liabilities
Balance at January 1, 2018	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	—	6	—	(31)	(13,123)	(13,148)	(6,112)	(6,112)
Gains (losses) included in OCI	1	—	—	—	—	1	—	—
Additions	—	260	—	—	7,869	8,129	—	—
Settlements	(26)	(151)	—	—	—	(177)	170,970	170,970

Balance at September 30, 2018	$1,263	$644	$43	$498	$162,777	$165,225	$—	$—

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2018	$—	$6	$—	$14	$—	$20	$—	$—

[1]

Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation’s loss share arrangement ahead of their contractual maturities. Refer to Note 10 for additional information.

Quarter ended September 30, 2017
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

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and nine months ended September 30, 2018. During the quarter and nine months ended September 30, 2017, certain MBS and CMO’s amounting to $4.2 million and $4.3 million, respectively, were transferred from Level 3 to Level 2 due to a change in valuation technique from an internally-prepared pricing matrix and discontinued cash flow model, respectively, to a bond’s theoretical value.

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2018 and 2017 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2018		Nine months ended September 30, 2018
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
FDIC loss share expense	$—	$—	$(6,112)	$—
Mortgage banking activities	(4,194)	—	(13,123)	—
Trading account profit (loss)	(8)	3	(25)	20

Total	$(4,202)	$3	$(19,260)	$20

	Quarter ended September 30, 2017		Nine months ended September 30, 2017
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
FDIC loss share expense	$(3,208)	$(3,208)	$(13,718)	$(13,718)
Mortgage banking activities	(10,262)	(6,241)	(24,262)	(9,863)
Trading account profit (loss)	(80)	2	(177)	(6)

Total	$(13,550)	$(9,447)	$(38,157)	$(23,587)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	Fair value
	at September 30,
(In thousands)	2018		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$644		Discounted cash flow model	Weighted average life	1.9 years (1.3 - 2.2 years)
				Yield	3.8% (3.7% - 4.2%)
				Prepayment speed	18.9% (16.3% -20.8%)
Other - trading	$498		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$162,779		Discounted cash flow model	Prepayment speed	5.3% (0.1% - 16.9%)
				Weighted average life	8.0 years (0.1 - 16.0 years)
				Discount rate	11.2% (9.5% - 15.0%)
Loans held-in-portfolio	$66,710	[1]	External appraisal	Haircut applied on
				external appraisals	10.2% (10.0%-11.8%)
Other real estate owned	$36,989	[2]	External appraisal	Haircut applied on
				external appraisals	23.8% (15.0% -30.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2018 and December 31, 2017, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed from those disclosed in the 2017 Form 10-K.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	September 30, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$400,949	$400,949	$—	$—	$400,949
Money market investments	4,609,061	4,597,827	11,234	—	4,609,061
Trading account debt securities, excluding derivatives[1]	37,731	5,183	31,363	1,185	37,731
Debt securities available-for-sale[1]	13,047,617	2,496,517	10,549,837	1,263	13,047,617
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$89,121	$—	$—	$92,959	$92,959
Collateralized mortgage obligation-federal agency	56	—	—	59	59
Trust preferred securities	11,561	—	11,561	—	11,561
Other	500	—	495	—	495

Total debt securities held-to-maturity	$101,238	$—	$12,056	$93,018	$105,074

Equity securities:
FHLB stock	$53,562	$—	$53,562	$—	$53,562
FRB stock	88,945	—	88,945	—	88,945
Other investments	15,455	—	14,152	6,082	20,234

Total equity securities	$157,962	$—	$156,659	$6,082	$162,741

Loans held-for-sale	$51,742	$—	$—	$52,151	$52,151
Loans not covered under loss sharing agreement with the FDIC	25,878,450	—	—	23,709,245	23,709,245
Mortgage servicing rights	162,779	—	—	162,779	162,779
Derivatives	18,977	—	18,977	—	18,977

	September 30, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$32,236,547	$—	$32,236,547	$—	$32,236,547
Time deposits	7,412,280	—	7,187,889	—	7,187,889

Total deposits	$39,648,827	$—	$39,424,436	$—	$39,424,436

Assets sold under agreements to repurchase	$300,116	$—	$300,150	$—	$300,150
Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	$599,755	$—	$591,397	$—	$591,397
Unsecured senior debt securities	742,159	—	763,863	—	763,863
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,869	—	371,913	—	371,913
Others	17,904	—	—	17,904	17,904

Total notes payable	$1,744,687	$—	$1,727,173	$17,904	$1,745,077

Derivatives	$16,554	$—	$16,554	$—	$16,554

[1]	Refer to Note 25 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2017
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$402,857	$402,857	$—	$—	$402,857
Money market investments	5,255,119	5,245,346	9,773	—	5,255,119
Trading account debt securities, excluding derivatives[1]	33,746	261	32,384	1,101	33,746
Debt securities available-for-sale[1]	10,176,923	503,385	9,672,250	1,288	10,176,923
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$92,754	$—	$—	$83,239	$83,239
Collateralized mortgage obligation-federal agency	67	—	—	71	71
Trust preferred securities	13,198	—	13,198	—	13,198
Other	1,000	—	750	243	993

Total debt securities held-to-maturity	$107,019	$—	$13,948	$83,553	$97,501

Equity securities:
FHLB stock	$57,819	$—	$57,819	$—	$57,819
FRB stock	94,308	—	94,308	—	94,308
Other investments	12,976	—	11,076	5,214	16,290

Total equity securities	$165,103	$—	$163,203	$5,214	$168,417

Loans held-for-sale	$132,395	$—	$—	$134,839	$134,839
Loans not covered under loss sharing agreement with the FDIC	23,702,612	—	—	21,883,003	21,883,003
Loans covered under loss sharing agreements with the FDIC	484,030	—	—	465,893	465,893
FDIC loss share asset	45,192	—	—	33,323	33,323
Mortgage servicing rights	168,031	—	—	168,031	168,031
Derivatives	16,719	—	16,719	—	16,719

	December 31, 2017
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$27,938,630	$—	$27,938,630	$—	$27,938,630
Time deposits	7,514,878	—	7,381,232	—	7,381,232

Total deposits	$35,453,508	$—	$35,319,862	$—	$35,319,862

Assets sold under agreements to repurchase	$390,921	$—	$390,752	$—	$390,752
Other short-term borrowings[2]	$96,208	$—	$96,208	$—	$96,208
Notes payable:
FHLB advances	$631,490	$—	$628,839	$—	$628,839
Unsecured senior debt	446,873	—	463,554	—	463,554
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,351	—	406,883	—	406,883
Others	18,642	—	—	18,642	18,642

Total notes payable	$1,536,356	$—	$1,499,276	$18,642	$1,517,918

Derivatives	$14,431	$—	$14,431	$—	$14,431

Contingent consideration	$164,858	$—	$—	$164,858	$164,858

[1]	Refer to Note 25 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at September 30, 2018 and December 31, 2017 is $ 7.5 billion and $ 7.6 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at September 30, 2018 and December 31, 2017 is $ 33 million and $ 36 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 27 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2018	2017	2018	2017
Net income	$140,648	$20,664	$511,755	$209,835
Preferred stock dividends	(930)	(930)	(2,792)	(2,792)

Net income applicable to common stock	$139,718	$19,734	$508,963	$207,043

Average common shares outstanding	101,067,300	101,652,352	101,549,711	102,057,607
Average potential dilutive common shares	181,854	111,520	182,219	127,937

Average common shares outstanding—assuming dilution	101,249,154	101,763,872	101,731,930	102,185,544

Basic EPS	$1.38	$0.19	$5.01	$2.03

Diluted EPS	$1.38	$0.19	$5.00	$2.03

As disclosed in Note 19, during the quarter ended September 30, 2018, the Corporation entered into a $125 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 2,000,000 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remains outstanding as of September 30, 2018, for which the Corporation expects to receive additional shares upon termination of the ASR agreement. The diluted earnings per share computation for the quarter and nine months ended September 30, 2018 excludes 476,749 antidilutive shares related to the ASR.

For the quarter and nine months ended September 30, 2018, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2017. For a discussion of the calculation under the treasury stock method, refer to Note 34 of the Consolidated Financial Statements included in the 2017 Form 10-K.

Note 28 – Revenue from contracts with customers

The following tables present the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and nine months ended September 30, 2018 and 2017:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2018		2018
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$34,869	$3,278	$101,824	$9,880
Other service fees:
Debit card fees	10,723	261	33,543	763
Insurance fees, excluding reinsurance	8,210	1,187	24,097	2,642
Credit card fees, excluding late fees and membership fees	19,029	221	54,513	698
Sale and administration of investment products	5,696	—	16,071	—
Trust fees	5,034	—	15,593	—

Total revenue from contracts with customers [1]	$83,561	$4,947	$245,641	$13,983

[1]	The amounts include intersegment transactions of $0.2 million and $1.9 million, respectively, for the quarter and nine months ended September 30, 2018.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2017		2017
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$35,920	$3,353	$109,926	$9,956
Other service fees:
Debit card fees	10,148	211	32,831	647
Insurance fees, excluding reinsurance	7,512	785	23,827	2,227
Credit card fees, excluding late fees and membership fees	13,516	223	43,380	655
Sale and administration of investment products	5,496	—	16,377	—
Trust fees	4,887	—	15,035	—

Total revenue from contracts with customers [1]	$77,479	$4,572	$241,376	$13,485

[1]	The amounts include intersegment transactions of $0.2 million and $1.9 million, respectively, for the quarter and nine months ended September 30, 2017.

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

Note 29 – FDIC loss share (expense) income

The caption of FDIC loss-share (expense) income in the Consolidated Statements of Operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Accretion (amortization)	$—	$567	$(934)	$(62)
80% mirror accounting on credit impairment losses (reversal)	—	(329)	104	1,945
80% mirror accounting on reimbursable expenses	—	588	537	2,232
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	—	(1,601)	(1,658)	2,832
Change in true-up payment obligation	—	(3,208)	(6,112)	(13,718)
Gain on FDIC loss-share Termination Agreement[1]	—	—	102,752	—
Other	—	35	36	(5,909)

Total FDIC loss-share (expense) income	$—	$(3,948)	$94,725	$(12,680)

[1]	Refer to Note 10 for additional information of the Termination Agreement with the FDIC.

Note 30 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2018	2017	2018	2017
Other operating expenses:
Interest cost	$6,029	$6,120	$344	$352
Expected return on plan assets	(9,551)	(10,186)	(509)	(502)
Amortization of net loss	4,716	5,053	349	411

Total net periodic pension cost (benefit)	$1,194	$987	$184	$261

	Pension Plans		Benefit Restoration Plans
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Other operating expenses:
Interest cost	$18,086	$18,359	$1,033	$1,057
Expected return on plan assets	(28,653)	(30,557)	(1,527)	(1,508)
Amortization of net loss	14,147	15,160	1,048	1,233

Total net periodic pension cost (benefit)	$3,580	$2,962	$554	$782

During the quarter ended September 30, 2018 the Corporation made a contribution to the pension and benefit restoration plans of $59 thousand. The total contributions expected to be paid during the year 2018 for the pension and benefit restoration plans amount to approximately $235 thousand.

During the quarters ended September 30, 2018 and 2017, there is no service cost recognized as part of the net periodic pension cost since the accrual of benefits for all participants has been frozen. As part of the implementation of ASU 2017-07, the other components of net periodic pension cost were reclassified from “Personnel costs” to “Other operating expenses” in the consolidated statement of operations in the amount of $1.2 million for the quarter ended September 30, 2017 and $3.7 million for the nine months ended September 30, 2017.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Personnel Costs:
Service cost	$257	$256	$771	$769
Other operating expenses:
Interest cost	1,390	1,426	4,171	4,277
Amortization of prior service cost	(868)	(950)	(2,603)	(2,850)
Amortization of net loss	321	142	962	426

Total postretirement cost	$1,100	$874	$3,301	$2,622

Contributions made to the postretirement benefit plan for the quarter ended September 30, 2018 amounted to approximately $1.4 million. The total contributions expected to be paid during the year 2018 for the postretirement benefit plan amount to approximately $6.3 million.

As part of the implementation of ASU 2017-07, the other components of net periodic postretirement benefit cost other than the service cost components were reclassified from “Personnel costs” to “Other operating expenses” in the consolidated statement of operations in the amount of $0.6 million for the quarter ended September 30, 2017 and $1.9 million for the nine months ended September 30, 2017.

Note 31—Stock-based compensation

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	383,982	$26.35
Granted	212,200	42.57
Performance Shares Quantity Adjustment	(232,989)	29.10
Vested	(67,853)	48.54

Non-vested at December 31, 2017	295,340	$30.75
Granted	236,115	45.69
Performance Shares Quantity Adjustment	182,813	30.58
Vested	(293,707)	34.40
Forfeited	(6,652)	33.14

Non-vested at September 30, 2018	413,909	$36.57

During the quarter ended September 30, 2018, 8,395 shares of restricted stock were awarded to management under the Incentive Plan. No shares of restricted stock were awarded to management for the quarter ended September 30, 2017. During the quarters ended September 30, 2018 and 2017, no performance shares were awarded to management under the Incentive Plan. For the nine months ended September 30, 2018, 163,701 shares of restricted stock (September 30, 2017 – 138,516) and 72,414 performance shares (September 30, 2017— 73,684) were awarded to management under the incentive plan.

During the quarter ended September 30, 2018, the Corporation recognized $1.1 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (September 30, 2017—$1.0 million, with a tax benefit of $0.2 million). For the nine months ended September 30, 2018, the Corporation recognized $5.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.9 million (September 30, 2017—$4.8 million, with a tax benefit of $0.9 million). For the nine months ended September 30, 2018, the fair market value of the restricted stock and performance shares vested was $6 million at grant date and $8 million at vesting date. This triggers a windfall of $0.7 million that was recorded as a reduction on income tax expense. During the quarter ended September 30, 2018 the Corporation recognized $0.6 million of performance shares expense, with a tax benefit of $12 thousand (September 30, 2017—$0.3 million, with a tax benefit of $42 thousand). For the nine months ended September 30, 2018, the Corporation recognized $3.8 million of performance shares expense, with a tax benefit of $0.3 million (September 30, 2017—$2.4 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2018 was $8.3 million and is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	—	$—
Granted	25,771	38.42
Vested	(25,771)	38.42
Forfeited	—	—

Non-vested at December 31, 2017	—	$—
Granted	25,159	46.71
Vested	(25,159)	46.71
Forfeited	—	—

Non-vested at September 30, 2018	—	$—

During the quarter ended September 30, 2018, the Corporation granted 2,765 shares of restricted stock to members of the Board of Directors of Popular, Inc. No shares of restricted stock were recognized to the members of the Board of Directors of Popular, Inc. for the quarter ended September 30, 2017. During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $16 thousand (September 30, 2017—$0.3 million, with a tax benefit of $39 thousand). For the nine months ended September 30, 2018, the Corporation granted 25,159 shares of restricted stock to members of the Board of Directors of Popular, Inc. (September 30, 2017 – 25,771). During this period, the Corporation recognized $1.6 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.2 million (September 30, 2017—$1.0 million, with a tax benefit of $0.1 million). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2018 for directors was $1.2 million.

Note 32 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2018		September 30, 2017
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$71,240	39%	$272	39%
Net benefit of tax exempt interest income	(24,941)	(14)	(19,563)	(2,803)
Deferred tax asset valuation allowance	5,606	3	5,142	737
Difference in tax rates due to multiple jurisdictions	(5,203)	(3)	189	27
Effect of income subject to preferential tax rate	(2,031)	(1)	(3,313)	(475)
Unrecognized tax benefits	(1,621)	(1)	(1,185)	(170)
State and local taxes	3,115	2	(64)	(9)
Others	(4,147)	(2)	(1,444)	(207)

Income tax (benefit) expense	$42,018	23%	$(19,966)	(2,861)%

	Nine months ended
	September 30, 2018		September 30, 2017
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$213,474	39%	$100,857	39%
Net benefit of tax exempt interest income	(70,341)	(13)	(56,408)	(22)
Deferred tax asset valuation allowance	17,018	3	15,262	6
Difference in tax rates due to multiple jurisdictions	(10,400)	(2)	(1,601)	(1)
Effect of income subject to preferential tax rate[1]	(108,087)	(20)	(9,825)	(4)
Unrecognized tax benefits	(1,621)	—	(1,185)	—
State and local taxes	6,196	1	2,800	1
Others	(10,626)	(2)	(1,128)	—

Income tax (benefit) expense	$35,613	6%	$48,772	19%

[1]	For the nine months ended September 30, 2018, includes the impact of the Tax Closing Agreement entered into in connection with the Westernbank FDIC-assisted Transaction.

Income tax expense of $35.6 million for the nine months ended September 30, 2018 reflects the impact of the Termination Agreement with the FDIC, discussed in Note 10. In June 2012, the Puerto Rico Department of the Treasury and the Corporation entered into a Tax Closing Agreement (the “Tax Closing Agreement”) to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. The Tax Closing Agreement provides that these loans are capital assets and any principal amount collected in excess of the amount paid for such loans will be taxed as a capital gain. The Tax Closing Agreement further provides that the Corporation’s tax liability upon the termination of the Shared-Loss Agreements be calculated based on the “deemed sale” of the underlying loans. As a result, in connection with the Termination Agreement with the FDIC, the Corporation recognized an additional income tax expense of $49.8 million associated with the “deemed sale” incremental tax liability at the capital gains rate per the Tax Closing Agreement. In addition, the Corporation recognized an income tax benefit of $158.7 million related to the increase in deferred tax assets due to increase in the tax basis of the loans as a result of the “deemed sale” for a net tax benefit of $108.9 million. Also, the Corporation recorded an income tax expense of $45.0 million related to the gain resulting from the Termination Agreement, mainly related to the reversal of net deferred tax liability of the true-up payment obligation and the FDIC Loss Share Asset.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	September 30, 2018
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,500	$7,859	$24,359
Net operating loss and other carryforward available	114,193	734,822	849,015
Postretirement and pension benefits	81,525	—	81,525
Deferred loan origination fees	3,258	(996)	2,262
Allowance for loan losses	569,336	21,922	591,258
Deferred gains	—	2,653	2,653
Accelerated depreciation	1,300	7,076	8,376
FDIC-assisted transaction	105,249	—	105,249
Intercompany deferred (loss) gains	1,284	—	1,284
Difference in outside basis from pass-through entities	25,495	—	25,495
Other temporary differences	28,387	7,513	35,900

Total gross deferred tax assets	946,527	780,849	1,727,376

Deferred tax liabilities:
Indefinite-lived intangibles	34,579	39,419	73,998
Unrealized net gain (loss) on trading and available-for-sale securities	11,609	(18,615)	(7,006)
Other temporary differences	11,302	845	12,147

Total gross deferred tax liabilities	57,490	21,649	79,139

Valuation allowance	84,282	421,162	505,444

Net deferred tax asset	$804,755	$338,038	$1,142,793

	December 31, 2017
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,069	$7,979	$24,048
Net operating loss and other carryforward available	115,512	708,158	823,670
Postretirement and pension benefits	85,488	—	85,488
Deferred loan origination fees	3,669	958	4,627
Allowance for loan losses	603,462	20,708	624,170
Deferred gains	—	2,670	2,670
Accelerated depreciation	1,300	7,083	8,383
Intercompany deferred (loss) gains	224	—	224
Difference in outside basis from pass-through entities	30,424	—	30,424
Other temporary differences	25,084	6,901	31,985

Total gross deferred tax assets	881,232	754,457	1,635,689

Deferred tax liabilities:
FDIC-assisted transaction	60,402	—	60,402
Indefinite-lived intangibles	31,973	33,009	64,982
Unrealized net gain (loss) on trading and available-for-sale securities	26,364	(7,961)	18,403
Other temporary differences	9,876	386	10,262

Total gross deferred tax liabilities	128,615	25,434	154,049

Valuation allowance	67,263	380,561	447,824

Net deferred tax asset	$685,354	$348,462	$1,033,816

The net deferred tax asset shown in the table above at September 30, 2018 is reflected in the consolidated statements of financial condition as $1.1 billion in net deferred tax assets in the “Other assets” caption (December 31, 2017—$1.0 billion) and $1.6 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2017—$1.3 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At September 30, 2018 the net deferred tax asset of the U.S. operations amounted to $759 million with a valuation allowance of approximately $421 million, for a net deferred tax asset of approximately $338 million. As of September 30, 2018, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $338 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At September 30, 2018, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $805 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended September 30, 2018. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended September 30, 2018. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $84 million as of September 30, 2018.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2018	2017
Balance at January 1	$7.3	$7.4
Additions for tax positions - January through March	0.2	0.2

Balance at March 31	$7.5	$7.6
Additions for tax positions - April through June	0.3	0.3
Reduction as a result of settlements - April through June	—	(0.3)

Balance at June 30	$7.8	$7.6
Additions for tax positions - July through September	0.3	0.3
Reduction as a result of lapse of statute of limitations - July through September	(1.2)	(0.9)

Balance at September 30	$6.9	$7.0

At September 30, 2018, the total amount of accrued interest recognized in the statement of financial condition approximated $2.7 million (December 31, 2017—$2.7 million). The total interest expense recognized at September 30, 2018 was $477 thousand net of a reduction of $483 thousand due to the expiration of the statute of limitations (September 30, 2017 - $458 thousand). Management determined that at September 30, 2018 and December 31, 2017 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $8.9 million at September 30, 2018 (December 31, 2017 - $9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2018, the following years remain subject to examination in the U.S. Federal jurisdiction: 2015 and thereafter; and in the Puerto Rico jurisdiction, 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.6 million.

Note 33 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2018 and September 30, 2017 are listed in the following table:

(In thousands)	September 30, 2018	September 30, 2017
Non-cash activities:
Loans transferred to other real estate	$23,188	$80,992
Loans transferred to other property	30,973	22,987

Total loans transferred to foreclosed assets	54,161	103,979
Loans transferred to other assets	11,218	4,519
Financed sales of other real estate assets	11,962	10,621
Financed sales of other foreclosed assets	12,347	5,964

Total financed sales of foreclosed assets	24,309	16,585
Transfers from loans held-for-sale to loans held-in-portfolio	20,063	1,705
Loans securitized into investment securities[1]	392,080	454,507
Trades receivable from brokers and counterparties	57,290	999
Trades payable to brokers and counterparties	22,244	999
Receivables from investments maturities	19,000	270,000
Recognition of mortgage servicing rights on securitizations or asset transfers	7,871	7,530
Interest capitalized on loans subject to the temporary payment moratorium	481	—
Loans booked under the GNMA buy-back option	380,329	43,783
Gain from the FDIC Termination Agreement	102,752	—
Payable to Wells Fargo related to auto finance business acquisition	13,193	—

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	September 30, 2018	September 30, 2017
Cash and due from banks	$382,892	$500,513
Restricted cash and due from banks	18,057	16,924
Restricted cash in money market investments	11,234	8,944

Total cash and due from banks, and restricted cash[2]	$412,183	$526,381

[2]	Refer to Note 5—Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2018, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Popular U.S.:

Popular U.S. reportable segment consists of the banking operations of PB, E-LOAN, Inc., Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. PB operates through a retail branch network in the U.S. mainland under the name of Popular, while E-LOAN, Inc. supported PB’s deposit gathering through its online platform until March 31, 2017, when said operations were transferred to Popular Direct, a division of PB. During 2017, the E-LOAN brand was transferred to Popular Inc. and is being used by BPPR to offer personal loans through an online platform. Popular Equipment Finance, Inc. also holds a running-off loan portfolio as this subsidiary ceased originating loans during 2009. Popular Insurance Agency, U.S.A. offers investment and insurance services across the PB branch network.

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

The tables that follow present the results of operations and total assets by reportable segments:

2018
For the quarter ended September 30, 2018
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$388,533	$76,184	$3
Provision for loan losses	51,911	2,510	—
Non-interest income	135,762	5,530	(141)
Amortization of intangibles	2,157	167	—
Depreciation expense	11,135	2,185	—
Other operating expenses	282,124	44,279	(136)
Income tax expense	39,421	10,439	—

Net income	$137,547	$22,134	$(2)

Segment assets	$38,338,571	$9,388,787	$(112,222)

For the quarter ended September 30, 2018
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$464,720	$(13,251)	$—	$451,469
Provision (reversal) for loan losses	54,421	(34)	—	54,387
Non-interest income	141,151	9,960	(90)	151,021
Amortization of intangibles	2,324	—	—	2,324
Depreciation expense	13,320	188	—	13,508
Other operating expenses	326,267	23,995	(657)	349,605
Income tax expense (benefit)	49,860	(8,070)	228	42,018

Net income (loss)	$159,679	$(19,370)	$339	$140,648

Segment assets	$47,615,136	$5,478,884	$(5,174,592)	$47,919,428

For the nine months ended September 30, 2018
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$1,073,522	$226,654	$5
Provision for loan losses	154,805	30,774	—
Non-interest income	452,577	15,010	(420)
Amortization of intangibles	6,474	499	—
Depreciation expense	32,069	6,466	—
Other operating expenses	777,574	135,305	(409)
Income tax expense	41,088	15,759	—

Net income	$514,089	$52,861	$(6)

Segment assets	$38,338,571	$9,388,787	$(112,222)

For the nine months ended September 30, 2018
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,300,181	$(41,529)	$—	$1,258,652
Provision (reversal) for loan losses	185,579	(75)	—	185,504
Non-interest income	467,167	33,698	(1,538)	499,327
Amortization of intangibles	6,973	—	—	6,973
Depreciation expense	38,535	548	—	39,083
Other operating expenses	912,470	68,766	(2,185)	979,051
Income tax expense (benefit)	56,847	(21,505)	271	35,613

Net income (loss)	$566,944	$(55,565)	$376	$511,755

Segment assets	$47,615,136	$5,478,884	$(5,174,592)	$47,919,428

2017
For the quarter ended September 30, 2017
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$321,145	$71,453	$7
Provision for loan losses	118,177	42,544	—
Non-interest income	88,170	5,124	(141)
Amortization of intangibles	2,178	167	—
Depreciation expense	9,751	2,128	—
Other operating expenses	243,564	41,960	(138)
Income tax benefit	(8,704)	(4,117)	—

Net income (loss)	$44,349	$(6,105)	$4

Segment assets	$33,031,839	$9,323,647	$(24,615)

For the quarter ended September 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$392,605	$(14,434)	$—	$378,171
Provision for loan losses	160,721	38	—	160,759
Non-interest income	93,153	7,277	(56)	100,374
Amortization of intangibles	2,345	—	—	2,345
Depreciation expense	11,879	159	—	12,038
Other operating expenses	285,386	17,944	(625)	302,705
Income tax benefit	(12,821)	(7,360)	215	(19,966)

Net income (loss)	$38,248	$(17,938)	$354	$20,664

Segment assets	$42,330,871	$5,003,304	$(4,732,908)	$42,601,267

For the nine months ended September 30, 2017
(In thousands)	Banco Popular de Puerto Rico	Popular Bank	Intersegment Eliminations
Net interest income	$951,024	$208,274	$(207)
Provision for loan losses	198,668	60,915	—
Non-interest income	290,042	15,259	(431)
Amortization of intangibles	6,535	499	—
Depreciation expense	29,296	6,191	—
Other operating expenses	713,594	123,940	(414)
Income tax expense	56,946	13,202	(93)

Net income	$236,027	$18,786	$(131)

Segment assets	$33,031,839	$9,323,647	$(24,615)

For the nine months ended September 30, 2017
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,159,091	$(44,343)	$—	$1,114,748
Provision for loan losses	259,583	308	(5,955)	253,936
Non-interest income	304,870	29,616	(1,450)	333,036
Amortization of intangibles	7,034	—	—	7,034
Depreciation expense	35,487	479	—	35,966
Other operating expenses	837,120	57,145	(2,024)	892,241
Income tax expense (benefit)	70,055	(23,819)	2,536	48,772

Net income (loss)	$254,682	$(48,840)	$3,993	$209,835

Segment assets	$42,330,871	$5,003,304	$(4,732,908)	$42,601,267

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2018
For the quarter ended September 30, 2018
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations and Other Adjustments [1]	Total Banco Popular de Puerto Rico
Net interest income	$145,397	$241,920	$1,232	$(16)	$388,533
Provision for loan losses	25,580	26,331	—	—	51,911
Non-interest income	23,630	88,866	23,663	(397)	135,762
Amortization of intangibles	50	1,069	1,038	—	2,157
Depreciation expense	4,697	6,287	151	—	11,135
Other operating expenses	78,628	183,626	20,279	(409)	282,124
Income tax expense	11,068	27,436	917	—	39,421

Net income	$49,004	$86,037	$2,510	$(4)	$137,547

Segment assets	$28,247,478	$22,672,941	$336,311	$(12,918,159)	$38,338,571

For the nine months ended September 30, 2018
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations and Other Adjustments [1]	Total Banco Popular de Puerto Rico
Net interest income	$430,341	$639,149	$4,066	$(34)	$1,073,522
Provision for loan losses	56,027	98,778	—	—	154,805
Non-interest income	60,122	220,690	69,876	101,889	452,577
Amortization of intangibles	153	3,209	3,112	—	6,474
Depreciation expense	13,327	18,284	458	—	32,069
Other operating expenses	199,528	518,147	52,679	7,220	777,574
Income tax expense	52,640	46,625	5,711	(63,888)	41,088

Net income	$168,788	$174,796	$11,982	$158,523	$514,089

Segment assets	$28,247,478	$22,672,941	$336,311	$(12,918,159)	$38,338,571

[1]

Includes the impact of the Termination Agreement with the FDIC and the Tax Closing Agreement entered into in connection with the FDIC transaction. These transactions resulted in a gain of $102.8 million reported in the non-interest income line, other operating expenses of $8.1 million and a net tax benefit of $63.9 million. Refer to Notes 10 and 32 to the Consolidated Financial Statements for additional information.

2017
For the quarter ended September 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$132,101	$186,827	$2,213	$4	$321,145
Provision for loan losses	27,647	90,530	—	—	118,177
Non-interest income	19,733	46,022	22,473	(58)	88,170
Amortization of intangibles	54	1,066	1,058	—	2,178
Depreciation expense	4,386	5,207	158	—	9,751
Other operating expenses	61,843	164,981	16,809	(69)	243,564
Income tax expense (benefit)	11,925	(22,811)	2,182	—	(8,704)

Net income (loss)	$45,979	$(6,124)	$4,479	$15	$44,349

Segment assets	$21,258,790	$18,501,519	$522,008	$(7,250,478)	$33,031,839

For the nine months ended September 30, 2017
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$380,761	$564,956	$5,295	$12	$951,024
Provision for loan losses	27,970	170,698	—	—	198,668
Non-interest income	60,496	162,613	67,130	(197)	290,042
Amortization of intangibles	158	3,206	3,171	—	6,535
Depreciation expense	12,994	15,759	543	—	29,296
Other operating expenses	177,278	492,939	43,606	(229)	713,594
Income tax expense (benefit)	60,780	(12,760)	8,926	—	56,946

Net income	$162,077	$57,727	$16,179	$44	$236,027

Segment assets	$21,258,790	$18,501,519	$522,008	$(7,250,478)	$33,031,839

Geographic Information

	Quarter ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Puerto Rico	$493,512	$378,790	$1,435,099	$1,157,324
United States	90,659	81,652	264,232	234,778
Other	18,319	18,103	58,648	55,682

Total consolidated revenues	$602,490	$478,545	$1,757,979	$1,447,784

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

Selected Balance Sheet Information:

(In thousands)	September 30, 2018	December 31, 2017
Puerto Rico
Total assets	$37,167,038	$33,705,624
Loans	18,782,224	17,591,078
Deposits	31,171,092	27,575,292
United States
Total assets	$9,855,363	$9,648,865
Loans	7,085,761	6,608,056
Deposits	6,956,336	6,635,153
Other
Total assets	$897,027	$922,848
Loans	695,925	743,329
Deposits [1]	1,521,399	1,243,063

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 35 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2018 and December 31, 2017, and the results of their operations and cash flows for periods ended September 30, 2018 and 2017.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2018
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$49,058	$—	$400,951	$(49,060)	$400,949
Money market investments	641,393	10,037	4,608,668	(651,037)	4,609,061
Trading account debt securities, at fair value	—	—	37,731	—	37,731
Debt securities available-for-sale, at fair value	—	—	13,047,617	—	13,047,617
Debt securities held-to-maturity, at amortized cost	8,725	2,835	89,678	—	101,238
Equity securities	6,889	20	151,206	(153)	157,962
Investment in subsidiaries	5,514,865	1,657,977	—	(7,172,842)	—
Loans held-for-sale, at lower of cost or fair value	—	—	51,742	—	51,742

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	32,819	—	26,623,177	5,955	26,661,951
Less—Unearned income	—	—	149,783	—	149,783
Allowance for loan losses	192	—	633,526	—	633,718

Total loans held-in-portfolio, net	32,627	—	25,839,868	5,955	25,878,450

Premises and equipment, net	3,253	—	553,851	—	557,104
Other real estate not covered under loss-sharing agreements with the FDIC	7	—	133,773	—	133,780
Accrued income receivable	781	22	163,261	(621)	163,443
Mortgage servicing assets, at fair value	—	—	162,779	—	162,779
Other assets	74,623	35,494	1,805,267	(14,534)	1,900,850
Goodwill	—	—	687,536	—	687,536
Other intangible assets	6,113	—	23,073	—	29,186

Total assets	$6,338,334	$1,706,385	$47,757,001	$(7,882,292)	$47,919,428

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$8,852,812	$(49,060)	$8,803,752
Interest bearing	—	—	31,496,112	(651,037)	30,845,075

Total deposits	—	—	40,348,924	(700,097)	39,648,827

Assets sold under agreements to repurchase	—	—	300,116	—	300,116
Other short-term borrowings	—	—	1,200	—	1,200
Notes payable	1,032,971	94,057	617,659	—	1,744,687
Other liabilities	60,927	1,844	933,167	(15,689)	980,249

Total liabilities	1,093,898	95,901	42,201,066	(715,786)	42,675,079

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,043	2	56,307	(56,309)	1,043
Surplus	4,272,988	4,172,920	5,726,616	(9,891,009)	4,281,515
Retained earnings (accumulated deficit)	1,638,219	(2,498,798)	305,100	2,185,171	1,629,692
Treasury stock, at cost	(183,785)	—	—	(87)	(183,872)
Accumulated other comprehensive loss, net of tax	(534,189)	(63,640)	(532,088)	595,728	(534,189)

Total stockholders’ equity	5,244,436	1,610,484	5,555,935	(7,166,506)	5,244,349

Total liabilities and stockholders’ equity	$6,338,334	$1,706,385	$47,757,001	$(7,882,292)	$47,919,428

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$47,663	$462	$402,910	$(48,178)	$402,857
Money market investments	246,457	2,807	5,254,662	(248,807)	5,255,119
Trading account debt securities, at fair value	—	—	33,926	—	33,926
Debt securities available-for-sale, at fair value	—	—	10,176,923	—	10,176,923
Debt securities held-to-maturity, at amortized cost	8,726	4,472	93,821	—	107,019
Equity securities	5,109	20	160,075	(101)	165,103
Investment in subsidiaries	5,494,410	1,646,287	—	(7,140,697)	—
Loans held-for-sale, at lower of cost or fair value	—	—	132,395	—	132,395

Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	33,221	—	24,384,251	5,955	24,423,427
Loans covered under loss-sharing agreements with the FDIC	—	—	517,274	—	517,274
Less—Unearned income	—	—	130,633	—	130,633
Allowance for loan losses	266	—	623,160	—	623,426

Total loans held-in-portfolio, net	32,955	—	24,147,732	5,955	24,186,642

FDIC loss-share asset	—	—	45,192	—	45,192
Premises and equipment, net	3,365	—	543,777	—	547,142
Other real estate not covered under loss-sharing agreements with the FDIC	—	—	169,260	—	169,260
Other real estate covered under loss-sharing agreements with the FDIC	—	—	19,595	—	19,595
Accrued income receivable	369	112	213,574	(211)	213,844
Mortgage servicing assets, at fair value	—	—	168,031	—	168,031
Other assets	61,319	34,312	1,912,727	(17,035)	1,991,323
Goodwill	—	—	627,294	—	627,294
Other intangible assets	6,114	—	29,558	—	35,672

Total assets	$5,906,487	$1,688,472	$44,131,452	$(7,449,074)	$44,277,337

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$8,539,123	$(48,178)	$8,490,945
Interest bearing	—	—	27,211,370	(248,807)	26,962,563

Total deposits	—	—	35,750,493	(296,985)	35,453,508

Assets sold under agreements to repurchase	—	—	390,921	—	390,921
Other short-term borrowings	—	—	96,208	—	96,208
Notes payable	737,685	148,539	650,132	—	1,536,356
Other liabilities	64,813	5,276	1,641,383	(15,033)	1,696,439

Total liabilities	802,498	153,815	38,529,137	(312,018)	39,173,432

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,042	2	56,307	(56,309)	1,042
Surplus	4,289,976	4,100,848	5,728,978	(9,821,299)	4,298,503
Retained earnings (accumulated deficit)	1,203,521	(2,536,707)	165,878	2,362,302	1,194,994
Treasury stock, at cost	(90,058)	—	—	(84)	(90,142)
Accumulated other comprehensive loss, net of tax	(350,652)	(29,486)	(348,848)	378,334	(350,652)

Total stockholders’ equity	5,103,989	1,534,657	5,602,315	(7,137,056)	5,103,905

Total liabilities and stockholders’ equity	$5,906,487	$1,688,472	$44,131,452	$(7,449,074)	$44,277,337

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2018
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$52,000	$—	$—	$(52,000)	$—
Loans	537	—	430,122	(22)	430,637
Money market investments	2,429	16	27,582	(2,446)	27,581
Investment securities	150	72	69,925	—	70,147

Total interest and dividend income	55,116	88	527,629	(54,468)	528,365

Interest expense:
Deposits	—	—	57,580	(2,446)	55,134
Short-term borrowings	—	22	1,622	(22)	1,622
Long-term debt	14,045	2,390	3,705	—	20,140

Total interest expense	14,045	2,412	62,907	(2,468)	76,896

Net interest income (expense)	41,071	(2,324)	464,722	(52,000)	451,469
Provision (reversal) for loan losses- non-covered loans	(34)	—	54,421	—	54,387

Net interest income (expense) after provision (reversal) for loan losses	41,105	(2,324)	410,301	(52,000)	397,082

Service charges on deposit accounts	—	—	38,147	—	38,147
Other service fees	—	—	64,382	(66)	64,316
Mortgage banking activities	—	—	11,269	—	11,269
Net gain, including impairment on equity securities	172	—	216	(18)	370
Net profit on trading account debt securities	—	—	(122)	—	(122)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(3,029)	—	(3,029)
Other operating income (expense)	3,643	(118)	36,551	(6)	40,070

Total non-interest income (expense)	3,815	(118)	147,414	(90)	151,021

Operating expenses:
Personnel costs	15,803	—	123,954	—	139,757
Net occupancy expenses	984	—	17,618	—	18,602
Equipment expenses	1,037	—	17,266	—	18,303
Other taxes	71	—	11,852	—	11,923
Professional fees	3,889	20	80,017	(66)	83,860
Communications	144	—	5,910	—	6,054
Business promotion	520	—	14,958	—	15,478
FDIC deposit insurance	—	—	8,610	—	8,610
Other real estate owned (OREO) expenses	—	—	7,950	—	7,950
Other operating expenses	(23,600)	13	76,754	(591)	52,576
Amortization of intangibles	—	—	2,324	—	2,324

Total operating expenses	(1,152)	33	367,213	(657)	365,437

Income (loss) before income tax and equity in earnings of subsidiaries	46,072	(2,475)	190,502	(51,433)	182,666
Income tax (benefit) expense	—	(520)	42,310	228	42,018

Income (loss) before equity in earnings of subsidiaries	46,072	(1,955)	148,192	(51,661)	140,648
Equity in undistributed earnings of subsidiaries	94,576	19,722	—	(114,298)	—

Net income	$140,648	$17,767	$148,192	$(165,959)	$140,648

Comprehensive income, net of tax	$103,251	$11,770	$111,369	$(123,139)	$103,251

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2018
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$402,000	$—	$—	$(402,000)	$—
Loans	1,601	—	1,188,946	(49)	1,190,498
Money market investments	4,267	18	86,258	(4,285)	86,258
Investment securities	447	233	184,857	—	185,537

Total interest and dividend income	408,315	251	1,460,061	(406,334)	1,462,293

Interest expense:
Deposits	—	—	143,335	(4,285)	139,050
Short-term borrowings	—	49	5,387	(49)	5,387
Long-term debt	40,280	7,773	11,151	—	59,204

Total interest expense	40,280	7,822	159,873	(4,334)	203,641

Net interest income (expense)	368,035	(7,571)	1,300,188	(402,000)	1,258,652
Provision (reversal) for loan losses- non-covered loans	(75)	—	183,849	—	183,774
Provision for loan losses- covered loans	—	—	1,730	—	1,730

Net interest income (expense) after provision (reversal) for loan losses	368,110	(7,571)	1,114,609	(402,000)	1,073,148

Service charges on deposit accounts	—	—	111,704	—	111,704
Other service fees	—	—	189,253	(1,459)	187,794
Mortgage banking activities	—	—	33,408	—	33,408
Net gain (loss), including impairment on equity securities	176	—	(170)	(48)	(42)
Net loss on trading account debt securities	—	—	(299)	—	(299)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(6,482)	—	(6,482)
FDIC loss-share income	—	—	94,725	—	94,725
Other operating income	11,139	278	67,133	(31)	78,519

Total non-interest income	11,315	278	489,272	(1,538)	499,327

Operating expenses:
Personnel costs	43,365	—	346,576	—	389,941
Net occupancy expenses	3,081	—	60,748	—	63,829
Equipment expenses	2,581	2	50,701	—	53,284
Other taxes	168	1	33,532	—	33,701
Professional fees	13,245	128	247,764	(389)	260,748
Communications	380	—	16,962	—	17,342
Business promotion	1,323	—	42,942	—	44,265
FDIC deposit insurance	—	—	22,534	—	22,534
Other real estate owned (OREO) expenses	—	—	21,028	—	21,028
Other operating expenses	(64,352)	67	177,543	(1,796)	111,462
Amortization of intangibles	—	—	6,973	—	6,973

Total operating expenses	(209)	198	1,027,303	(2,185)	1,025,107

Income (loss) before income tax and equity in earnings of subsidiaries	379,634	(7,491)	576,578	(401,353)	547,368
Income tax expense	—	372	34,970	271	35,613

Income (loss) before equity in earnings of subsidiaries	379,634	(7,863)	541,608	(401,624)	511,755
Equity in undistributed earnings of subsidiaries	132,121	45,772	—	(177,893)	—

Net income	$511,755	$37,909	$541,608	$(579,517)	$511,755

Comprehensive income, net of tax	$328,218	$3,755	$358,368	$(362,123)	$328,218

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$27,500	$—	$—	$(27,500)	$—
Loans	405	—	371,574	—	371,979
Money market investments	730	13	15,529	(743)	15,529
Investment securities	142	81	48,152	—	48,375

Total interest and dividend income	28,777	94	435,255	(28,243)	435,883

Interest expense:
Deposits	—	—	37,801	(743)	37,058
Short-term borrowings	—	—	1,524	—	1,524
Long-term debt	13,118	2,693	3,319	—	19,130

Total interest expense	13,118	2,693	42,644	(743)	57,712

Net interest income (expense)	15,659	(2,599)	392,611	(27,500)	378,171
Provision for loan losses- non-covered loans	40	—	157,619	—	157,659
Provision for loan losses- covered loans	—	—	3,100	—	3,100

Net interest income (expense) after provision for loan losses	15,619	(2,599)	231,892	(27,500)	217,412

Service charges on deposit accounts	—	—	39,273	—	39,273
Other service fees	—	—	53,551	(70)	53,481
Mortgage banking activities	—	—	5,239	—	5,239
Net gain on sale of debt securities	—	—	83	—	83
Net gain, including impairment on equity securities	—	—	20	—	20
Net profit on trading account debt securities	137	—	98	18	253
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(420)	—	(420)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(6,406)	—	(6,406)
FDIC loss-share expense	—	—	(3,948)	—	(3,948)
Other operating income	1,564	31	11,208	(4)	12,799

Total non-interest income	1,701	31	98,698	(56)	100,374

Operating expenses:
Personnel costs	11,438	—	106,331	—	117,769
Net occupancy expenses	976	—	21,278	—	22,254
Equipment expenses	885	1	15,571	—	16,457
Other taxes	55	—	10,803	—	10,858
Professional fees	2,555	18	68,269	(70)	70,772
Communications	125	—	5,269	—	5,394
Business promotion	454	—	14,762	—	15,216
FDIC deposit insurance	—	—	6,271	—	6,271
Other real estate owned (OREO) expenses	42	—	11,682	—	11,724
Other operating expenses	(17,572)	13	56,142	(555)	38,028
Amortization of intangibles	—	—	2,345	—	2,345

Total operating expenses	(1,042)	32	318,723	(625)	317,088

Income (loss) before income tax and equity (losses) in earnings of subsidiaries	18,362	(2,600)	11,867	(26,931)	698
Income tax (benefit) expense	—	(910)	(19,271)	215	(19,966)

Income (loss) before equity in earnings (losses) of subsidiaries	18,362	(1,690)	31,138	(27,146)	20,664
Equity in undistributed earnings (losses) of subsidiaries	2,302	(7,681)	—	5,379	—

Net income (loss)	$20,664	$(9,371)	$31,138	$(21,767)	$20,664

Comprehensive income (loss), net of tax	$32,275	$(7,732)	$42,516	$(34,784)	$32,275

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$184,000	$—	$—	$(184,000)	$—
Loans	534	—	1,102,250	—	1,102,784
Money market investments	1,820	52	33,233	(1,872)	33,233
Investment securities	425	242	143,927	—	144,594

Total interest and dividend income	186,779	294	1,279,410	(185,872)	1,280,611

Interest expense:
Deposits	—	—	106,779	(1,872)	104,907
Short-term borrowings	—	—	3,734	—	3,734
Long-term debt	39,353	8,076	9,793	—	57,222

Total interest expense	39,353	8,076	120,306	(1,872)	165,863

Net interest income (expense)	147,426	(7,782)	1,159,104	(184,000)	1,114,748
Provision for loan losses- non-covered loans	309	—	255,327	(5,955)	249,681
Provision for loan losses- covered loans	—	—	4,255	—	4,255

Net interest income (expense) after provision for loan losses	147,117	(7,782)	899,522	(178,045)	860,812

Service charges on deposit accounts	—	—	119,882	—	119,882
Other service fees	—	—	170,282	(1,458)	168,824
Mortgage banking activities	—	—	27,349	—	27,349
Net gain on sale of debt securities	—	—	83	—	83
Other-than-temporary impairment losses on debt securities	—	—	(8,299)	—	(8,299)
Net gain, including impairment on equity securities	—	—	201	—	201
Net profit (loss) on trading account debt securities	297	—	(1,003)	26	(680)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(420)	—	(420)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(11,302)	—	(11,302)
FDIC loss-share expense	—	—	(12,680)	—	(12,680)
Other operating income	10,739	1,256	38,101	(18)	50,078

Total non-interest income	11,036	1,256	322,194	(1,450)	333,036

Operating expenses:
Personnel costs	37,226	—	321,231	—	358,457
Net occupancy expenses	2,925	—	62,370	—	65,295
Equipment expenses	1,952	1	46,724	—	48,677
Other taxes	147	—	32,420	—	32,567
Professional fees	8,743	(474)	205,047	(360)	212,956
Communications	407	—	16,835	—	17,242
Business promotion	1,413	—	38,745	—	40,158
FDIC deposit insurance	—	—	18,936	—	18,936
Other real estate owned (OREO) expenses	42	—	41,170	—	41,212
Other operating expenses	(53,227)	39	147,559	(1,664)	92,707
Amortization of intangibles	—	—	7,034	—	7,034

Total operating expenses	(372)	(434)	938,071	(2,024)	935,241

Income (loss) before income tax and equity in earnings of subsidiaries	158,525	(6,092)	283,645	(177,471)	258,607
Income tax (benefit) expense	—	(2,132)	48,368	2,536	48,772

Income (loss) before equity in earnings of subsidiaries	158,525	(3,960)	235,277	(180,007)	209,835
Equity in undistributed earnings of subsidiaries	51,310	13,947	—	(65,257)	—

Net income	$209,835	$9,987	$235,277	$(245,264)	$209,835

Comprehensive income, net of tax	$238,789	$13,554	$264,006	$(277,560)	$238,789

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2018
	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
(In thousands)
Cash flows from operating activities:
Net income	$511,755	$37,909	$541,608	$(579,517)	$511,755

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(132,121)	(45,772)	—	177,893	—
Provision for loan losses	(75)	—	185,579	—	185,504
Amortization of intangibles	—	—	6,973	—	6,973
Depreciation and amortization of premises and equipment	548	—	38,535	—	39,083
Net accretion of discounts and amortization of premiums and deferred fees	1,624	20	(45,177)	—	(43,533)
Share-based compensation	4,149	—	1,813	—	5,962
Impairment losses on long-lived assets	—	—	272	—	272
Fair value adjustments on mortgage servicing rights	—	—	13,123	—	13,123
FDIC loss-share income	—	—	(94,725)	—	(94,725)
Adjustments to indemnity reserves on loans sold	—	—	6,482	—	6,482
Earnings from investments under the equity method, net of dividends or distributions	(10,557)	(278)	(3,937)	—	(14,772)
Deferred income tax benefit	—	(1,453)	(96,525)	270	(97,708)
Loss (gain) on:
Disposition of premises and equipment and other productive assets	15	—	17,679	—	17,694
Proceeds from insurance claims	—	—	(14,411)	—	(14,411)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(6,734)	—	(6,734)
Sale of foreclosed assets, including write-downs	—	—	(638)	—	(638)
Acquisitions of loans held-for-sale	—	—	(173,644)	—	(173,644)
Proceeds from sale of loans held-for-sale	—	—	51,131	—	51,131
Net originations on loans held-for-sale	—	—	(186,063)	—	(186,063)
Net decrease (increase) in:
Trading securities	—	—	346,556	(101)	346,455
Equity securities	(1,779)	—	(701)	—	(2,480)
Accrued income receivable	(411)	90	51,779	410	51,868
Other assets	(2,352)	52	237,585	(449)	234,836
Net (decrease) increase in:
Interest payable	(7,007)	(3,441)	925	(410)	(9,933)
Pension and other postretirement benefits obligations	—	—	3,392	—	3,392
Other liabilities	2,160	9	(198,958)	(246)	(197,035)

Total adjustments	(145,806)	(50,773)	140,311	177,367	121,099

Net cash provided by (used in) operating activities	365,949	(12,864)	681,919	(402,150)	632,854

Cash flows from investing activities:
Net (increase) decrease in money market investments	(395,000)	(7,230)	647,519	402,230	647,519
Purchases of investment securities:
Available-for-sale	—	—	(6,968,920)	—	(6,968,920)
Equity	—	—	(11,456)	152	(11,304)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	3,925,362	—	3,925,362
Held-to-maturity	—	1,637	5,547	—	7,184
Proceeds from sale of investment securities:
Equity	—	—	20,925	—	20,925
Net repayments (disbursements) on loans	395	—	(15,999)	—	(15,604)
Proceeds from sale of loans	—	—	1,354	—	1,354
Acquisition of loan portfolios	—	—	(461,117)	—	(461,117)

Net payments (to) from FDIC under loss-sharing agreements	—	—	(25,012)	—	(25,012)
Payments to acquire businesses, net of cash acquired	—	—	(1,830,050)	—	(1,830,050)
Return of capital from equity method investments	—	497	2,004	—	2,501
Capital contribution to subsidiary	(82,000)	—	—	82,000	—
Return of capital from wholly-owned subsidiaries	13,000	—	—	(13,000)	—
Acquisition of premises and equipment	(755)	—	(52,389)	—	(53,144)
Proceeds from insurance claims	—	—	14,411	—	14,411
Proceeds from sale of:
Premises and equipment and other productive assets	195	—	6,796	—	6,991
Foreclosed assets	—	—	85,622	—	85,622

Net cash used in investing activities	(464,165)	(5,096)	(4,655,403)	471,382	(4,653,282)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	4,596,970	(403,111)	4,193,859
Assets sold under agreements to repurchase	—	—	(90,805)	—	(90,805)
Other short-term borrowings	—	—	(95,008)	—	(95,008)
Payments of notes payable	—	(54,502)	(172,474)	—	(226,976)
Proceeds from issuance of notes payable	294,706	—	140,000	—	434,706
Proceeds from issuance of common stock	11,441	—	(589)	—	10,852
Dividends paid to parent company	—	—	(402,000)	402,000	—
Dividends paid	(79,115)	—	—	—	(79,115)
Net payments for repurchase of common stock	(125,323)	—	—	(3)	(125,326)
Return of capital to parent company	—	—	(13,000)	13,000	—
Capital contribution from parent	—	72,000	10,000	(82,000)	—
Payments related to tax withholding for share-based compensation	(2,162)	—	(43)	—	(2,205)

Net cash provided by financing activities	99,547	17,498	3,973,051	(70,114)	4,019,982

Net increase (decrease) in cash and due from banks, and restricted cash	1,331	(462)	(433)	(882)	(446)
Cash and due from banks, and restricted cash at beginning of period	48,120	462	412,225	(48,178)	412,629

Cash and due from banks, and restricted cash at end of period	$49,451	$—	$411,792	$(49,060)	$412,183

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2017
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$209,835	$9,987	$235,277	$(245,264)	$209,835

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(51,310)	(13,947)	—	65,257	—
Provision for loan losses	309	—	253,627	—	253,936
Amortization of intangibles	—	—	7,034	—	7,034
Depreciation and amortization of premises and equipment	480	—	35,486	—	35,966
Net accretion of discounts and amortization of premiums and deferred fees	1,565	21	(18,957)	—	(17,371)
Impairment losses on long-lived assets	—	—	11,286	—	11,286
Other-than-temporary impairment on debt securities	—	—	8,299	—	8,299
Fair value adjustments on mortgage servicing rights	—	—	24,262	—	24,262
FDIC loss-share expense	—	—	12,680	—	12,680
Adjustments (expense) to indemnity reserves on loans sold	—	—	11,302	—	11,302
Earnings from investments under the equity method, net of dividends or distributions	(6,732)	(1,256)	(3,526)	—	(11,514)
Deferred income tax (benefit) expense	—	(2,132)	32,389	214	30,471
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(17)	—	5,035	—	5,018
Sale and valuation adjustments of investment securities	—	—	(83)	—	(83)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(16,455)	—	(16,455)
Sale of foreclosed assets, including write-downs	42	—	19,186	—	19,228
Acquisitions of loans held-for-sale	—	—	(204,813)	—	(204,813)
Proceeds from sale of loans held-for-sale	—	—	68,326	—	68,326
Net originations on loans held-for-sale	—	—	(283,709)	—	(283,709)
Net decrease (increase) in:
Trading debt securities	—	—	499,714	—	499,714
Equity securities	(961)	—	373	(25)	(613)
Accrued income receivable	(115)	107	(8,274)	(15)	(8,297)
Other assets	(2,165)	45	(14,955)	15,193	(1,882)
Net (decrease) increase in:
Interest payable	(7,875)	(2,685)	1,246	15	(9,299)
Pension and other postretirement benefits obligations	—	—	(13,760)	—	(13,760)
Other liabilities	2,115	(760)	22,742	(8,919)	15,178

Total adjustments	(64,664)	(20,607)	448,455	71,720	434,904

Net cash provided by (used in) operating activities	145,171	(10,620)	683,732	(173,544)	644,739

Cash flows from investing activities:
Net decrease (increase) in money market investments	13,733	10,491	(2,599,052)	(26,025)	(2,600,853)
Purchases of investment securities:
Available-for-sale	—	—	(2,356,385)	—	(2,356,385)
Equity	—	—	(23,822)	—	(23,822)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,225,915	—	1,225,915
Held-to-maturity	—	—	6,229	—	6,229
Proceeds from sale of investment securities:
Available for sale	—	—	14,423	—	14,423
Equity	—	—	17,675	—	17,675
Net repayments on loans	172	—	(77,572)	—	(77,400)

Proceeds from sale of loans	—	—	38,279	(37,864)	415
Acquisition of loan portfolios	(31,909)	—	(454,076)	37,864	(448,121)
Acquisition of trademark	(5,560)	—	5,560	—	—
Net payments from FDIC under loss-sharing agreements	—	—	(11,520)	—	(11,520)
Return of capital from equity method investments	—	—	8,056	—	8,056
Capital contribution to subsidiary	(5,955)	—	5,955	—	—
Return of capital from wholly-owned subsidiaries	22,400	10,400	40	(32,840)	—
Acquisition of premises and equipment	(594)	—	(39,564)	—	(40,158)
Proceeds from sale of:
Premises and equipment and other productive assets	21	—	6,961	—	6,982
Foreclosed assets	39	—	85,666	—	85,705

Net cash (used in) provided by investing activities	(7,653)	20,891	(4,147,232)	(58,865)	(4,192,859)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	3,721,882	29,485	3,751,367
Assets sold under agreements to repurchase	—	—	(105,020)	—	(105,020)
Other short-term borrowings	—	—	239,398	—	239,398
Payments of notes payable	—	—	(89,375)	—	(89,375)
Proceeds from issuance of notes payable	—	—	45,000	—	45,000
Proceeds from issuance of common stock	5,515	—	—	—	5,515
Dividends paid to parent company	—	—	(179,500)	179,500	—
Dividends paid	(69,162)	—	—	—	(69,162)
Net payments for repurchase of common stock	(75,661)	—	(1)	—	(75,662)
Return of capital to parent company	—	(10,400)	10,400	—	—
Capital contribution from parent	—	—	5,955	(5,955)	—
Payments related to tax withholding for share-based compensation	(1,756)	—	(32,840)	32,840	(1,756)

Net cash (used in) provided by financing activities	(141,064)	(10,400)	3,615,899	235,870	3,700,305

Net (decrease) increase in cash and due from banks	(3,546)	(129)	152,399	3,461	152,185
Cash and due from banks, and restricted cash at beginning of period	48,130	591	373,556	(48,081)	374,196

Cash and due from banks, and restricted cash at end of period	$44,584	$462	$525,955	$(44,620)	$526,381

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corporation has several investments which it accounts for under the equity method. As of September 30, 2018, the Corporation had a 16.03% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, and services many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended September 30, 2018, the Corporation recorded $ 3.6 million in earnings from its investment in EVERTEC, which had a carrying amount of $58 million as of the end of the quarter. Also, the Corporation had a 15.84% stake in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended September 30, 2018, the Corporation recorded $6.3 million in earnings from its investment in BHD León, which had a carrying amount of $140 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Acquisition of Wells Fargo’s Auto Finance Business in Puerto Rico

On August 1, 2018, Popular Auto, LLC (“Popular Auto”), BPPR’s auto finance subsidiary, completed the acquisition of certain assets and the assumption of certain liabilities from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company (“Wells Fargo”) related to their auto finance business in Puerto Rico (the “Reliable Transaction”).

Popular Auto acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. Reliable will continue operating as a Division of Popular Auto in parallel with Popular Auto’s existing operations for a period after closing to provide continuity of service to Reliable customers while allowing Popular to assess best practices before completing the integration of the two operations. Substantially all Reliable employees received and accepted offers of employment from Popular Auto.

Wells Fargo retained approximately $398 million in retail auto loans as part of the transaction and has entered into a loan servicing agreement with Popular Auto with respect to such loans.

During the quarter ended September 30, 2018, the Reliable acquisition contributed approximately $11.7 million to net income, composed of net interest income of $30.7 million, $5.1 million of operating income, including servicing fees from the retained Wells Fargo portfolio, and expenses of $8.6 million, including $3.8 million of transaction related expenses.

Common Stock Repurchase Plan

During the quarter ended September 30, 2018, the Corporation entered into a $125 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 2,000,000 shares of the Corporation’s common stock (the “Initial Shares”), which was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $102 million in treasury stock and $23 million as a reduction of capital surplus. During the fourth quarter of 2018, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Redemption of Trust Preferred Securities

On September 7, 2018, Popular North America, Inc. (“PNA”), a wholly-owned subsidiary of the Corporation, completed the redemption of all outstanding 8.327% Capital Securities, Series A (liquidation amount $1,000 per security and $52,865,000 in the aggregate) issued by BanPonce Trust I, a Delaware statutory trust established by PNA. The redemption price of each security was equal to 100% of the liquidation amount of the securities plus accumulated and unpaid distributions up to and excluding the redemption date.

Issuance of Senior Notes

On September 11, 2018, the Corporation issued $300 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “Notes”) in an underwritten public offering pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission. On October 15, 2018 ( the “Redemption Date”), the Corporation used the net proceeds of the offering and available cash to redeem $450 million aggregate principal amount of its outstanding 7.00% Senior Notes due 2019 (the “2019 Notes”).

The redemption price of the 2019 Notes was equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2019 Notes that would have been due after the Redemption Date and on or prior to June 1, 2019, discounted to the Redemption Date on a semiannual basis at the Treasury Rate plus 50 basis points, plus unpaid interest accrued to, but not including the Redemption Date. As such, during the fourth quarter of 2018, the Corporation expects to recognize approximately $13 million in expenses associated with the accelerated amortization of debt issuance costs and the redemption price of the 2019 Notes.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and nine months ended September 30, 2018 and 2017.

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors “Adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. Refer to Table 29 for a reconciliation of net income to Adjusted net income for the quarter and nine months period ended September 30, 2018. No adjustments are reflected for the third quarter of 2018 and 2017.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarters and nine months periods ended September 30, 2018 as compared with the same period in 2017, segregated by major categories of interest earning assets and interest-bearing liabilities.

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

Financial highlights for the quarter ended September 30, 2018

•

For the quarter ended September 30, 2018, the Corporation recorded net income of $ 140.6 million, compared to net income of $ 20.7 million for the same quarter of the previous year. The results for the quarter reflect a higher net interest income by $73.3 million mainly due to the income from the portfolio acquired from Reliable, higher volume of money market and investment securities, and the increase in interest rates. Commercial loan growth in Popular Bank. also contributed to the increase. The total provision for loan losses decreased by $106.4 million mainly due to last year’s incremental provision based on management’s best estimate of the impact of Hurricanes Irma and María (the “hurricanes”) on the Corporation’s loan portfolios, and higher reserves related to the Popular Bank’s taxi medallion portfolio. Non-interest income was higher by $50.6 million and included $9.5 million in insurance recoveries received related to Hurricane María, higher other service fees by $10.8 million driven by credit card activity and higher mortgage banking activity income by $6.0 million due to lower MSRs fair value adjustment. Operating expenses were higher by $48.3 million, which included a write-down of $19.6 million of a capitalized software costs related to a technology project that was discontinued by the Corporation and higher personnel costs by $22 million, including $3.9 million related to the Reliable acquisition.

•

Total assets at September 30, 2018 amounted to $47.9 billion, compared to $44.3 billion, at December 31, 2017. The increase of approximately $3.6 billion was mainly due to higher investments in debt securities available-for-sale, as the Corporation deployed increased liquidity from deposits. The assets composition also reflects the higher loan portfolio balance driven by the acquisition of Reliable.

•

Total deposits at September 30, 2018 increased by $4.2 billion when compared to deposits at December 31, 2017, mainly due to an increase in public, retail and commercial deposits at BPPR, including an increase of $2.9 billion from Puerto Rico government deposits.

•

Capital ratios continued to be strong. As of September 30, 2018, the Corporation’s common equity tier 1 capital ratio was 16.19%, while the total capital ratio was 18.82%. Refer to Table 8 for capital ratios.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1—Financial Highlights

Financial Condition Highlights

	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2018	December 31, 2017	Variance	September 30, 2018	September 30, 2017	Variance
Money market investments	$4,609,061	$5,255,119	$(646,058)	$6,460,967	$4,131,750	$2,329,217
Investment securities	13,344,548	10,482,971	2,861,577	11,729,726	9,517,128	2,212,598
Loans	26,563,910	24,942,463	1,621,447	24,633,267	23,403,999	1,229,268
Earning assets	44,517,519	40,680,553	3,836,966	42,823,960	37,052,877	5,771,083
Total assets	47,919,428	44,277,337	3,642,091	46,208,621	40,781,408	5,427,213
Deposits	39,648,827	35,453,508	4,195,319	38,014,622	32,602,038	5,412,584
Borrowings	2,046,003	2,023,485	22,518	2,758,342	1,981,012	777,330
Stockholders’ equity	5,244,349	5,103,905	140,444	5,400,225	5,333,137	67,088

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2018	2017	Variance	2018	2017	Variance
Net interest income	$451,469	$378,171	$73,298	$1,258,652	$1,114,748	$143,904
Provision for loan losses—non-covered loans	54,387	157,659	(103,272)	183,774	249,681	(65,907)
Provision for loan losses—covered loans	—	3,100	(3,100)	1,730	4,255	(2,525)
Non-interest income	151,021	100,374	50,647	499,327	333,036	166,291
Operating expenses	365,437	317,088	48,349	1,025,107	935,241	89,866

Income before income tax	182,666	698	181,968	547,368	258,607	288,761
Income tax expense (benefit)	42,018	(19,966)	61,984	35,613	48,772	(13,159)

Net income	$140,648	$20,664	$119,984	$511,755	$209,835	$301,920

Net income applicable to common stock	$139,718	$19,734	$119,984	$508,963	$207,043	$301,920

Net income per common share – Basic	$1.38	$0.19	$1.19	$5.01	$2.03	$2.98

Net income per common share – Diluted	$1.38	$0.19	$1.19	$5.00	$2.03	$2.97

Dividends declared per common share—Basic	$0.25	$0.25	$—	$0.75	$0.75	$—

	Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information	2018	2017	2018	2017
Common Stock Data
End market price	$51.25	35.94	$51.25	35.94
Book value per common share at period end	51.77	51.31	51.77	51.31

Profitability Ratios
Return on assets	1.17%	0.20%	1.48%	0.69%
Return on common equity	10.10	1.47	12.72	5.24
Net interest spread	3.81	3.75	3.69	3.81
Net interest spread (taxable equivalent)—Non-GAAP	4.14	4.05	4.01	4.10
Net interest margin	4.07	3.96	3.92	4.02
Net interest margin (taxable equivalent)—Non-GAAP	4.40	4.26	4.24	4.31

Capitalization Ratios
Average equity to average assets	11.66%	12.92%	11.69%	13.08%
Common equity Tier 1 capital	16.19	16.63	16.19	16.63
Tier I capital	16.19	16.63	16.19	16.63
Total capital	18.42	19.62	18.42	19.62
Tier 1 leverage	9.60	10.29	9.60	10.29

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2017 Form 10-K. Refer to Note 3 to the Consolidated Financial Statements included in the 2017 Form 10-K for a summary of the Corporation’s significant accounting policies and to Note 3 to the Consolidated Financial Statements included in this Form 10Q for information on recently adopted accounting standard updates. Also, refer to Note 2 for accounting policies related to business combinations.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $451.5 million for the third quarter of 2018, an increase of $73.3 million when compared to $378.2 million for the same quarter of 2017. Taxable equivalent net interest income was $488.1 million for the third quarter of 2018, an increase of $81.5 million when compared to $406.6 million for the same quarter of 2017. The increase in $8.3 million in the taxable equivalent adjustment is directly related to a higher volume of tax-exempt investments in P.R. Net interest margin for the third quarter of 2018 was 4.07%, an increase of 11 basis points when compared to 3.96% for the same quarter of the previous year. Net Interest margin, on a taxable equivalent basis, for the third quarter of 2018 was 4.40%, an increase of 14 basis points when compared to 4.26% for the same quarter of 2017.The increase in net interest margin is mostly related to the deployment of excess liquidity to acquire the Reliable portfolio and purchase of approximately $3 billion in investment securities, thereby improving the after-tax asset yield. The detailed variances of the increase in net interest income are described below:

Positive variances:

•

Higher interest income from money market investments due to higher yield of 71 basis points when compared to the same period in 2017. Since October 2017 the U.S. Federal Reserve has increased the federal funds rate by 100 basis points. A higher volume of funds available to invest, resulting from the increases in P.R. Government, retail and commercial deposits, also contributed to the increase in interest income;

•

Higher interest income from investment securities mainly due to higher volumes from U.S. Treasuries related to recent purchases, in part to deploy excess liquidity, as mentioned above. Most of the interest income on these securities is exempt from income tax in P.R. therefore improving the return on investment;

•

Higher income from commercial and construction loans, driven by higher volume of loans, mainly from loans acquired in the Reliable Transaction, higher volume in the U.S. and improved yields related to the effect on the variable rate portfolio of the above-mentioned rise in interest rates and originations in a higher interest rate environment; and

•	Higher income from consumer loans mostly from the loans acquired in the Reliable Transaction, and the growth of the auto loan business in P.R.

Negative variances:

•

Lower interest income from mortgage loans due to lower portfolio balance in the U.S. and lower yields in P.R. impacted by borrowers who did not make payments after the end of the moratorium period and entered into non-accrual status; and

•

Higher interest expense on deposits mainly due to higher volumes and cost in most categories, predominantly the increase in deposits from the Puerto Rico government and higher volumes in the U.S. to fund loan growth.

Interest income for the quarter ended September 30, 2018, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $18.7 million in income including $13.4 million of fair value discount amortization related to the Reliable Transaction, compared with $4.7 million in income for the same period in 2017.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2018	2017	Variance	2018	2017	Variance		2018	2017	Variance	Rate	Volume
(In millions)							(In thousands)
$5,514	$4,866	$648	1.98%	1.27%	0.71%	Money market investments	$27,581	$15,529	$12,052	$9,764	$2,288
12,954	9,536	3,418	2.97	2.74	0.23	Investment securities	96,573	65,331	31,242	10,835	20,407
79	81	(2)	7.81	7.43	0.38	Trading securities	1,553	1,521	32	76	(44)

18,547	14,483	4,064	2.70	2.27	0.43	Total money market, investment and trading securities	125,707	82,381	43,326	20,675	22,651

						Loans:
11,814	11,131	683	6.09	5.72	0.37	Commercial	181,228	160,442	20,786	10,649	10,137
932	826	106	6.45	5.76	0.69	Construction	15,151	11,994	3,157	1,517	1,640
885	750	135	5.99	6.37	(0.38)	Leasing	13,247	11,945	1,302	(753)	2,055
7,142	7,035	107	5.29	5.44	(0.15)	Mortgage	94,439	95,703	(1,264)	(2,710)	1,446
4,818	3,806	1,012	11.14	10.62	0.52	Consumer	135,269	101,843	33,426	7,979	25,447

25,591	23,548	2,043	6.82	6.45	0.37	Total loans	439,334	381,927	57,407	16,682	40,725

$44,138	$38,031	$6,107	5.09%	4.86%	0.23%	Total earning assets	$565,041	$464,308	$100,733	$37,357	$63,376

						Interest bearing deposits:
$13,201	$10,465	$2,736	0.69%	0.39%	0.30%	NOW and money market [1]	$22,974	$10,278	$12,696	$9,319	$3,377
9,797	8,260	1,537	0.37	0.24	0.13	Savings	9,043	5,025	4,018	2,760	1,258
7,419	7,543	(124)	1.24	1.14	0.10	Time deposits	23,117	21,756	1,361	2,118	(757)

30,417	26,268	4,149	0.72	0.56	0.16	Total deposits	55,134	37,059	18,075	14,197	3,878

298	431	(133)	2.16	1.40	0.76	Short-term borrowings	1,622	1,523	99	530	(431)
1,563	1,551	12	5.16	4.94	0.22	Other medium and long-term debt	20,140	19,130	1,010	633	377

						Total interest bearing
32,278	28,250	4,028	0.95	0.81	0.14	liabilities	76,896	57,712	19,184	15,360	3,824

8,860	7,235	1,625				Demand deposits
3,000	2,546	454				Other sources of funds

$44,138	$38,031	$6,107	0.69%	0.60%	0.09%	Total source of funds	76,896	57,712	19,184	15,360	3,824

			4.40%	4.26%	0.14%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	488,145	406,596	81,549	$21,997	$59,552

			4.14%	4.05%	0.09%	Net interest spread

						Taxable equivalent adjustment	36,676	28,425	8,251

			4.07%	3.96%	0.11%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$451,469	$378,171	$73,298

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income for the nine months ended September 30, 2018 was $1.3 billion compared to $1.1 billion for the same period of 2017. Taxable equivalent net interest income was $1.4 billion for the nine months ended September 30, 2018, an increase of $163.3 million when compared to the $1.2 billion for the same period of 2017. Net interest margin was 3.92%, a decrease of 10 basis points when compared to 4.02% for the same period in 2017. Net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2018 was 4.24%, a decrease of 7 basis points when compared to the 4.31% for the same period of 2017. The main drivers of the increase in net interest income are: a higher volume of investment securities and money market investments driven by the increase in government, commercial and retail deposits in P.R., the increase in commercial and consumer loans mostly associated to the Reliable Transaction and the U.S. loan growth. The increase in market rates since March 2017 by 150 basis points was a positive factor in the yield of most earning assets, partially offset by an increase in interest cost of P.R. government deposits and U.S. deposits to fund loan growth. The decrease in net interest margin is related to a higher proportion of money market and investment securities to earning assets of 42% as compared to 37% in the same period in 2017.

Interest income for the nine months ended September 30, 2018, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $26.6 million in income including $13.4 million of fair value discount amortization related to the Reliable Transaction, compared with $16.9 million in income for the same period in 2017.

Table 3—Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)

Nine months ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2018	2017	Variance	2018	2017	Variance		2018	2017	Variance	Rate	Volume
(In millions)							(In thousands)
$6,461	$4,132	$2,329	1.78%	1.08%	0.70%	Money market investments	$86,258	$33,234	$53,024	$28,604	$24,420
11,652	9,429	2,223	2.92	2.73	0.19	Investment securities	254,638	192,680	61,958	27,865	34,093
78	88	(10)	7.53	7.78	(0.25)	Trading securities	4,387	5,101	(714)	(162)	(552)

18,191	13,649	4,542	2.53	2.26	0.27	Total money market, investment and trading securities	345,283	231,015	114,268	56,307	57,961

						Loans:
11,607	10,968	639	5.97	5.70	0.27	Commercial	518,306	467,787	50,519	22,603	27,916
919	820	99	6.27	5.55	0.72	Construction	43,083	34,047	9,036	4,718	4,318
852	729	123	5.99	6.46	(0.47)	Leasing	38,255	35,325	2,930	(2,732)	5,662
7,109	7,133	(24)	5.31	5.48	(0.17)	Mortgage	283,039	293,107	(10,068)	(9,083)	(985)
4,147	3,754	393	10.80	10.70	0.10	Consumer	334,849	300,433	34,416	5,475	28,941

24,634	23,404	1,230	6.60	6.45	0.15	Total loans	1,217,532	1,130,699	86,833	20,981	65,852

$42,825	$37,053	$5,772	4.88%	4.91%	(0.03)%	Total earning assets	$1,562,815	$1,361,714	$201,101	$77,288	$123,813

						Interest bearing deposits:
$12,298	$9,809	$2,489	0.55%	0.38%	0.17%	NOW and money market [1]	$50,219	$27,950	$22,269	$15,969	$6,300
9,341	7,984	1,357	0.31	0.25	0.06	Savings	22,006	14,883	7,123	3,585	3,538
7,621	7,653	(32)	1.17	1.09	0.08	Time deposits	66,825	62,074	4,751	1,001	3,750

29,260	25,446	3,814	0.64	0.55	0.09	Total deposits	139,050	104,907	34,143	20,555	13,588

379	425	(46)	1.90	1.17	0.73	Short-term borrowings	5,387	3,734	1,653	2,032	(379)
1,575	1,556	19	5.01	4.90	0.11	Other medium and long-term debt	59,204	57,222	1,982	1,444	538

31,214	27,427	3,787	0.87	0.81	0.06	Total interest bearing liabilities	203,641	165,863	37,778	24,031	13,747

8,755	7,156	1,599				Demand deposits
2,856	2,470	386				Other sources of funds

$42,825	$37,053	$5,772	0.64%	0.60%	0.04%	Total source of funds	203,641	165,863	37,778	24,031	13,747

			4.24%	4.31%	(0.07)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,359,174	1,195,851	163,323	$53,257	$110,066

			4.01%	4.10%	(0.09)%	Net interest spread

						Taxable equivalent adjustment	100,522	81,102	19,420

			3.92%	4.02%	(0.10)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,258,652	$1,114,749	$143,903

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The following discussion includes the provision for loans previously classified as “covered” as a result of the Shared-Loss Agreements entered into in connection with the acquisition of certain assets and assumption of certain liabilities of Westernbank Puerto Rico through an FDIC-assisted transaction in 2010 ( the “FDIC transaction”) and terminated during the second quarter of 2018 pursuant to a termination agreement entered into between BPPR and the FDIC (the “Termination Agreement”).

The provision for loan losses for the portfolio previously classified as covered amounted to $1.7 million for the nine months period ended September 30, 2018 and $4.3 million for the same period of prior year.

The Corporation’s total provision for loan losses was $54.4 million for the quarter ended September 30, 2018, compared to $160.8 million for the quarter ended September 30, 2017, a decrease of $106.4 million, mostly related to last year’s incremental provision expense of $69.9 million based on management’s best estimate of the impact of Hurricanes Irma and María (“the hurricanes”) on the Corporation’s loan portfolios, coupled with an impact of $37.2 million during that quarter related to the Popular U.S. taxi medallion portfolio.

The provision for loan losses for Puerto Rico was $51.9 million, compared to $115.1 million for the same quarter in 2017, a decrease of $63.2 million, mainly related to last year’s incremental provision resulting from the hurricanes, as mentioned above.

The Popular U.S. segment continued to reflect strong growth and favorable credit quality metrics, except in the case of the taxi medallion portfolio acquired from the FDIC in the sale of Doral Bank, which continues to reflect the pressure on medallion collateral values, particularly in the New York City metro area. The provision for loan losses for the Popular U.S. segment amounted to $2.5 million, compared to $42.5 million for the same quarter in 2017, a decrease of $40.0 million, mainly related to a lower provision for the taxi medallion portfolio.

The Corporation’s total provision for loan losses was $183.8 million for the nine months ended September 30, 2018, compared to $249.7 million for the nine months ended September 30, 2017, a decrease of $65.9 million.

The provision for loan losses for Puerto Rico totaled $153.0 million for the nine months ended September 30, 2018, compared to $188.8 million for the same period in 2017, a decrease of $35.8 million. As mentioned above, the provision for the same period in 2017 included $69.9 million associated with the hurricane-related reserve. The decrease in the provision for the nine months ended September 30, 2018 includes downward adjustments of $39.2 million to the hurricane-related reserves, as well as the effects of the annual ALLL review and recalibration completed during the third quarter of 2018, resulting in a decrease of $5.9 million. These downward adjustments were partially offset by the effect of management’s review of certain loss estimates prompting an increase in the reserves for the purchased credit impaired loans accounted for under ASC 310-30 of $20.5 million.

The provision for loan losses for the Popular U.S. segment amounted to $30.8 million for the nine months ended September 30, 2018, compared to $60.9 million for the same period in 2017, a decrease of $30.1 million. The decrease is mainly related to the taxi medallion portfolio, partially offset by management’s review of certain loss assumptions in the consumer portfolio, resulting in a reserve increase of $6.9 million. The effect of the annual recalibration was immaterial to the U.S. portfolio.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

Non-interest income amounted to $151.0 million for the quarter ended September 30, 2018, including $9.5 million of insurance recoveries related to Hurricane Maria, compared to $100.4 million for the same quarter of the previous year. Excluding the favorable variance on the FDIC loss share (expense) income of $3.9 million, after the termination of the FDIC Shared-Loss Agreements in May 2018, non-interest income increased by $46.7 million primarily driven by:

•

Higher other service fees by $10.8 million mainly due to higher credit card fees by $4.8 million as a result of higher interchange income resulting from higher transactional volumes; higher insurance commission revenues by $1.0 million; and higher other fees by $4.1 million in part due to retail auto loan servicing fees received from Wells Fargo;

•

Higher income from mortgage banking activities by $6.0 million due to lower unfavorable fair value adjustments on mortgage servicing rights by $6.1 million and higher realized gains on closed derivatives positions by $0.7 million, partially offset by lower gains on securitization transactions by $1.1 million;

•	Favorable variance in adjustments to indemnity reserves of $3.4 million related to loans previously sold with credit recourse at BPPR; and

•

Higher other operating income by $27.3 million mainly resulting from the previously mentioned insurance recoveries of $9.5 million, modification fees received for the successful completion of loss mitigation alternatives related to hurricane relief measures of $8.9 million, higher aggregated net earnings from investments under the equity method by $4.0 million, and $2.7 million in other income related to the Reliable operations mostly associated to recoveries of previously charged-off loans.

These increases were partially offset by lower service charges on deposit accounts by $1.1 million due to lower fees on transactional cash management services mainly due to higher credits for compensating balances.

Non-interest income increased by $166.3 million for the nine months ended September 30, 2018, compared with the same period of the previous year. Excluding the favorable variance on the FDIC loss share (expense) income of $107.4 million, non-interest income increased by $58.9 million primarily driven by:

•

Higher other service fees by $19.0 million mainly due to higher credit card fees by $11.6 million as a result of higher interchange income resulting from higher transactional volumes and higher other fees by $6.1 million in part due to retail auto loan servicing fees received from Wells Fargo;

•

Higher income from mortgage banking activities by $6.1 million due to lower unfavorable fair value adjustments on mortgage servicing rights by $11.1 million and higher realized gains on closed derivatives positions by $6.6 million, partially offset by lower gains on securitization transactions by $8.9 million;

•	The other-than-temporary impairment charge of $8.3 million recorded during the second quarter of 2017;

•	Favorable variance in adjustments to indemnity reserves of $4.8 million related to loans previously sold with credit recourse at BPPR; and

•

Higher other operating income by $28.4 million mainly resulting from the previously mentioned insurance recoveries of $9.5 million, modification fees received for the successful completion of loss mitigation alternatives related to hurricane relief measures of $12.7 million, $2.7 million in other income related to the Reliable operations mostly associated to recoveries of previously charged-off loans, and higher daily auto rental revenues.

These favorable variances were partially offset by lower service charges on deposit accounts by $8.2 million due to lower fees on transactional cash management services mainly due to higher credits for compensating balances.

Operating Expenses

Operating expenses amounted to $365.4 million for the quarter ended September 30, 2018, including a write-down of $19.6 million of capitalized software costs related to a technology project discontinued by the Corporation. Other variances which contributed to the increase of $48.3 million when compared with the same quarter of the previous year are detailed below. Refer to Table 4 for a breakdown of operating expenses by major categories.

•

Higher personnel cost by $22.0 million including $3.9 million related to the Reliable acquisition, due to higher salaries of $4.6 million as result of higher headcount and salary increases; and higher commissions, incentives and other bonuses of $8.5 million. The remaining increase in personnel costs is mainly related to annual incentives tied to the Corporation’s improved performance;

•

Higher professional fees by $13.1 million mainly due to higher programming, processing and other technology expenses by $5.5 million; higher advisory services by $2.4 million and higher legal fees, excluding collection fees by $1.4 million; and

•

Higher other operating expenses by $14.5 million due to the above-mentioned capitalized software write-down of $19.6 million, partially offset by lower reserves for legal contingencies by $5.5 million.

Operating expenses amounted to $1.0 billion for the nine months ended September 30, 2018, including the above-mentioned capitalized software write-down of $19.6 million. Other variances which contributed to the increase of $89.9 million in operating expenses were the following:

•

Higher personnel cost by $31.5 million mainly due to higher salaries of $4.9 million as result of higher headcount and salary increases and higher commissions, incentives and other bonuses of $11.4 million. The remaining increase in personnel costs is mainly related to annual incentives tied to the Corporation’s improved performance and higher cost of fringe benefits impacted by the increase in headcount;

•	Higher equipment expense by $4.6 million mainly due to higher software and maintenance expense;

•

Higher professional fees by $47.8 million mainly due to professional and advisory expenses associated with the termination of the FDIC Shared-Loss Agreements of $8.1 million; higher advisory services by $15.4 million at BPPR for regulatory related initiatives; higher programming, processing and other technology expenses by $11.7 million and higher legal fees excluding collections fees by $6.4 million; and

•	Higher business promotion expenses by $4.1 million due to higher advertising, promotions and higher credit card rewards program expense.

These increases were partially offset by:

•

Lower OREO expenses by $20.2 million due to lower write-downs on valuation of mortgage, commercial and construction properties by $11.0 million and higher gain on sales by $4.7 million mainly as a result of moratorium on foreclosures due to hurricanes related relief efforts.

Table 4—Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2018	2017	Variance	2018	2017	Variance
Personnel costs:
Salaries	$83,535	$78,976	$4,559	$239,940	$235,055	$4,885
Commissions, incentives and other bonuses	25,365	16,879	8,486	66,685	55,252	11,433
Pension, postretirement and medical insurance	8,670	9,668	(998)	27,962	29,768	(1,806)
Other personnel costs, including payroll taxes	22,187	12,246	9,941	55,354	38,382	16,972

Total personnel costs	139,757	117,769	21,988	389,941	358,457	31,484

Net occupancy expenses	18,602	22,254	(3,652)	63,829	65,295	(1,466)
Equipment expenses	18,303	16,457	1,846	53,284	48,677	4,607
Other taxes	11,923	10,858	1,065	33,701	32,567	1,134
Professional fees:
Collections, appraisals and other credit related fees	3,371	3,559	(188)	10,657	11,161	(504)
Programming, processing and other technology services	55,187	49,717	5,470	161,039	149,377	11,662
Legal fees, excluding collections	4,284	2,928	1,356	14,954	8,538	6,416
Other professional fees	21,018	14,568	6,450	74,098	43,880	30,218

Total professional fees	83,860	70,772	13,088	260,748	212,956	47,792

Communications	6,054	5,394	660	17,342	17,242	100
Business promotion	15,478	15,216	262	44,265	40,158	4,107
FDIC deposit insurance	8,610	6,271	2,339	22,534	18,936	3,598
Other real estate owned (OREO) expenses	7,950	11,724	(3,774)	21,028	41,212	(20,184)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	8,946	7,375	1,571	23,189	19,348	3,841
Operational losses	7,770	13,222	(5,452)	26,695	27,973	(1,278)
All other	35,860	17,431	18,429	61,578	45,386	16,192

Total other operating expenses	52,576	38,028	14,548	111,462	92,707	18,755

Amortization of intangibles	2,324	2,345	(21)	6,973	7,034	(61)

Total operating expenses	$365,437	$317,088	$48,349	$1,025,107	$935,241	$89,866

INCOME TAXES

For the quarter ended September 30, 2018, the Corporation recorded income tax expense of $42.0 million, compared to an income tax benefit of $20.0 million for the same quarter of the previous year. The increase in income tax expense was primarily due to an increase in taxable income during the third quarter of 2018 compared to the same quarter of 2017 which was impacted by the losses related to the hurricanes that took place during the third quarter of 2017.

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

The Government of Puerto Rico has proposed a tax reform, which is pending approval by the legislative assembly and the Governor, that would reduce the maximum corporate tax rates from a current rate of 39% to 37.5%. According to the Certified Fiscal Plan (as defined below), any tax reform should be revenue-neutral, with stabilizing mechanisms to offset revenue shortfalls. The PROMESA Oversight Board could also assert the power to veto any tax reform legislation that in their view is inconsistent with the Certified Fiscal Plan.

A reduction in corporate tax rates to 37.5%, if approved, would result in a write down of the Corporation’s deferred tax asset (“DTA”) related to its P.R. operations of approximately $29.5 million, with a corresponding charge to the Corporation’s income tax expense. If such a reduction in the Corporation’s DTA from its P.R. operations would have occurred as of September 30, 2018, Common Equity Tier 1 Capital and Total Regulatory Capital would have been reduced by approximately 3 bps. On a forward-looking basis, a reduction of the maximum corporate income tax rate to 37.5% could result in a reduction in the Corporation’s effective tax rate of less than 1% on an annual basis.

At September 30, 2018, the Corporation had a DTA amounting to $1.2 billion, net of a valuation allowance of $0.5 billion. The DTA related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net loss of $19.4 million for the quarter ended September 30, 2018, compared with a net loss of $17.9 million for the same quarter of the previous year. The change was mostly driven by higher personnel costs by $4.4 million, mainly due to higher incentives, partially offset by higher net interest income by $1.2 million mainly from money market investments and higher other income by $2.6 million due to higher earnings from equity method investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $137.5 million for the quarter ended September 30, 2018, compared with net income of $44.3 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	Higher net interest income by $67.4 million due to:

•

higher income from money market investments by $12.5 million due to an increase in volume of funds available to invest related to higher average balance of deposits, and the increases in interest rates by the Federal Reserve since October 2017, which totaled 100 basis points;

•	higher interest income from investments in debt securities by $21.9 million driven by higher volume and yields of U.S. Treasuries;

•	higher income from commercial loans by $12.7 million, mainly related to the portfolio acquired from Reliable and variable rate loans due to the increase in interest rates; and

•	higher income from consumer loans by $34.8 million mainly related to the portfolio acquired from Reliable and the sustained growth of the auto loan business in P.R.

Partially offset by:

•	higher cost of public and private deposits by $15.1 million driven by the increase in average balances and higher cost of deposits.

The net interest margin for the quarter ended September 30, 2018 was 4.35% compared to 4.28% for the same period in previous year. The increase in net margins is driven by earning assets mix due to the deployment of excess liquidity to acquire the Reliable portfolio and the purchase of investment securities;

•

The total provision expense for the second quarter of 2018 was $51.9 million, compared $118.2 million for the same quarter of the previous year. The decrease is due mainly to the incremental provision of $69.9 million recorded in the third quarter of 2017 based on management’s estimate of the impact of the hurricanes in the loan portfolios.

•	Higher non-interest income by $47.6 million due to:

•

Higher other service fees by $10.4 million due to higher credit card fees by $4.8 million as a result of higher interchange income resulting from higher transactional volumes and higher other fees by $4.1 million in part due to retail auto loan servicing fees received from Wells Fargo;

•	Higher income from mortgage banking activities by $6.1 million due to lower unfavorable fair value adjustments on mortgage servicing rights;

•	lower reserves for loans previously sold with credit recourse by $3.4 million;

•	favorable variance on the FDIC loss share (expense) income of $3.9 million, after the termination of the FDIC Shared-Loss Agreements in May 2018; and

•

higher other income by $24.7 million mainly resulting from the insurance recoveries of $9.5 million related to the hurricane, modification fees received for the successful completion of loss mitigation alternatives related to hurricane relief measures of $8.9 million and $2.7 million in other income related to the Reliable operations mostly associated to recoveries of previously charged-off loans.

•	Higher operating expenses by $39.9 million due to:

•

higher personnel costs by $12.0 million, including $3.9 million related to the Reliable acquisition, due to higher salaries of $9.0 million as result of higher headcount and salary increases; and higher commissions, incentives and other bonuses of $3.0 million, including annual incentives which are tied to the Corporation’s improved performance;

•	higher professional services expenses by $11.4 million, due to programming, processing and other technology expenses, advisory services and legal fees;

•	a write-down of $19.6 million, related to a capitalized software cost of a technology project discontinued by the Corporation.

Partially offset by:

•	lower occupancy expense by $3.2 million due mainly to hurricane related expenses incurred in 2017;

•

lower OREO expenses of $4.7 million due to lower write-downs on valuation of mortgage properties impacted by lower foreclosure activity during 2018 as a result of foreclosure moratorium related to hurricane relief efforts; and

•	Higher income tax expense by $48.1 million mainly related to higher taxable income.

Net income for the nine months ended September 30, 2018 amounted to $514.1 million, compared to $236.0 million for the same period of the previous year. Excluding the $158.5 million combined positive impact of the Termination Agreement and the Tax Closing Agreement, discussed in Notes 10 and 32, the net income for the BPPR segment for the nine months ended September 30, 2018 was of $355.6 million, an increase of $119.6 million, when compared to the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

Higher net interest income by $122.5 million, due mainly to higher volume of money market and investment securities, from higher balance of funds available to invest and the increase in interest rates, and higher income from commercial and consumer loans mainly related to the Reliable Transaction, partially offset by higher cost of deposits, as mentioned above;

Net interest margin was 4.19% compared to 4.37% for the same period of the previous year. The decrease in net interest margin is related to a higher proportion of money market and investment securities to earning assets.

•

Lower provision for loan losses by $43.9 million due mainly to the incremental provision related to the hurricanes recorded in 2017, discussed above, partially offset by higher provisions on purchased credit impaired loans;

•	Higher non-interest income of $55.1 million, excluding FDIC loss-share income (expense), due to:

•	higher other service fees by $18.4 million mainly from credit card activity;

•	higher mortgage banking activities by $6.2 million mainly due to lower fair value adjustment on mortgage servicing rights;

•	the other-than-temporary impairment of $8.3 million recorded in 2017 related to P.R. COFINA bonds;

•	lower indemnity reserves by $4.8 million mainly for loans previously sold with credit recourse; and

•	higher other operating income by $24.5 million, including the above-mentioned insurance recoveries of $9.5 million and modification fees received for loss mitigation efforts of $12.7 million;

Partially offset by

•	lower service charges on deposit accounts by $8.1 million, due to lower fees on transactional cash management services due to higher credits for compensating balances.

•

Higher operating expenses by $66.7 million due to higher personnel costs by $16.0 million due to higher salaries and incentives; higher equipment expense by $4.3 million due to higher depreciation expense on daily rental auto units; higher professional service expenses by $40.8 million due to higher legal expenses and advisory services; and a write-down of $19.6 million related to capitalized software cost for abandoned project ; partially offset by lower OREO expenses by $20.7 million due to lower write-downs on mortgage properties related to lower inflows and a $7.6 million write-down on capitalized software costs recorded in 2017; and

•

A provision for income tax of $105.0 million, excluding the net tax benefit of $63.9 million related to the Termination Agreement and Tax Closing Agreement mentioned above recorded in the second quarter of 2018, an increase of $48.0 million compared to the previous year due to higher taxable income.

Popular U.S.

For the quarter ended September 30, 2018, the reportable segment of Popular U.S. reported a net income of $22.1 million, compared with a net loss of $6.1 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•

Higher net interest income by $4.7 million impacted by higher income from commercial and construction loans by $11.8 million driven by loan portfolio growth and higher yields, partially offset by higher interest expense on deposits to fund loan growth by $5.7 million.

For the third quarter of 2018, the net interest margin for the Popular U.S. segment was 3.50%, flat when compared with the same period in 2017;

•	Lower provision for loan losses by $40.0 million, mostly related to lower impairments on the taxi medallion loan portfolio;

•

Higher operating expenses by $2.4 million mainly due to higher personnel costs by $3.8 million due to higher salaries and incentives and higher OREO expenses by $1.0 million, partially offset by lower business promotion by $1.5 million due to lower advertising, and lower other operating expenses by $2.1 million, mainly related to legal contingency reserves; and

•	Income tax unfavorable variance of $14.6 million primarily driven by higher taxable income.

Net income for the nine months ended September 30, 2018 amounted to $52.9 million, compared to $18.8 million for the same period of the previous year. The main factors that contributed to the variance in the financial results included the following:

•

Higher net interest income by $18.4 million, mainly due to higher income from commercial and construction loans due to portfolio growth and the increase in interest rates, partially offset by higher costs of deposits;

Net interest margin remained flat at 3.53%, compared to 3.52% for the same period of the previous year.

•	Lower provision for loan losses by $30.1 million mainly related to the taxi medallion portfolio;

•

Higher operating expenses by $11.6 million due mainly to higher personnel costs by $3.7 million, higher professional services by $2.0 million mainly due to higher regulatory related advisory services related and higher other operating expenses by $4.4 million mainly related to losses on disposition of assets due to rebranding costs and higher write-downs of taxi medallion repossessed property; and

•	Higher provision for income tax by $2.6 million due to higher taxable income.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $47.9 billion at September 30, 2018, compared to $44.3 billion at December 31, 2017. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $4.6 billion at September 30, 2018, compared to $5.3 billion at December 31, 2017. The decrease was mainly at BPPR due to the cash consideration of $1.8 billion paid in connection with the Reliable Transaction and purchases of U.S. Treasury securities.

Trading account debt securities amounted to $38 million at September 30, 2018, compared to $34 million at December 31, 2017. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Debt securities available-for-sale amounted to $13.0 billion at September 30, 2018, compared to $10.2 billion at December 31, 2017. The increase of $2.8 billion was mainly at BPPR due to purchases of U.S. Treasury securities, partially offset by pay-downs of mortgage-backed securities, U.S. agencies and collateralized mortgage obligations. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities AFS.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $1.7 billion to $ 26.5 billion at September 30, 2018 due to $1.8 billion in retail auto and commercial loans recognized as part of the Reliable Transaction and growth in commercial loans at PB by $0.4 billion, partially offset by a reduction of $0.6 billion in mortgage loans rebooked at BPPR which are subject to the GNMA repurchase option.

The loans held-for-sale portfolio decreased by $81 million from December 31, 2017 due to a higher volume of securitization activity of mortgage loans held-for-sale at BPPR.

Table 5—Loans Ending Balances

(In thousands)	September 30, 2018	December 31, 2017	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$11,993,707	$11,488,861	$504,846
Construction	943,365	880,029	63,336
Legacy[1]	27,566	32,980	(5,414)
Lease financing	903,540	809,990	93,550
Mortgage	7,304,170	7,270,407	33,763
Consumer	5,339,820	3,810,527	1,529,293

Total non-covered loans held-in-portfolio	26,512,168	24,292,794	2,219,374

Loans covered under FDIC loss sharing agreements:
Mortgage	—	502,930	(502,930)
Consumer	—	14,344	(14,344)

Total covered loans held-in-portfolio	—	517,274	(517,274)

Total loans held-in-portfolio	26,512,168	24,810,068	1,702,100

Loans held-for-sale:
Mortgage	51,742	132,395	(80,653)

Total loans held-for-sale	51,742	132,395	(80,653)

Total loans	$26,563,910	$24,942,463	$1,621,447

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

FDIC loss share asset

The FDIC loss share asset of $45 million was eliminated as a result of the Termination Agreement with the FDIC. Refer to Note 10 to the Consolidated Financial Statements for additional information on the Termination Agreement.

Other real estate owned

Other real estate owned (“OREO”) represents real estate property received in satisfaction of debt. At September 30, 2018, OREO decreased to $134 million from $189 million at December 31, 2017 mainly due to a decrease in residential properties at BPPR. Refer to Note 13 to the Consolidated Financial Statements for the activity in other real estate owned.

Accrued income receivable

Accrued income receivable decreased by $50 million principally in consumer and mortgage loans due to collections and capitalizations of interest deferred as part of hurricane relief loan modification programs.

Other assets

Other assets decreased by $90 million mainly due to a decline in guaranteed mortgage loan claims of $146 million as a result of the foreclosure moratorium on FHA-insured mortgages and a decrease in prepaid taxes of $134 million, partially offset by an increase in net deferred tax assets of $109 million mostly associated to the income tax benefit of $108.9 million recorded during the second quarter related to the Tax Closing Agreement entered into in connection with the FDIC Transaction described in Note 32 and an increase in trades receivable by $50 million. Refer to Note 14 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017.

Goodwill

Goodwill increased by $60 million due to the goodwill recognized during the third quarter of 2018 as a result of the Reliable Transaction.

Liabilities

The Corporation’s total liabilities were $42.7 billion at September 30, 2018, compared to $39.2 billion at December 31, 2017.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2018 and December 31, 2017 is included in Table 6.

Table 6—Financing to Total Assets

	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2018	2017	from 2017 to 2018	2018	2017
Non-interest bearing deposits	$8,804	$8,491	3.7%	18.4%	19.2%
Interest-bearing core deposits	26,273	22,394	17.3	54.8	50.6
Other interest-bearing deposits	4,572	4,569	0.1	9.5	10.3
Repurchase agreements	300	391	(23.3)	0.6	0.9
Other short-term borrowings	1	96	N.M.	—	0.2
Notes payable	1,745	1,536	13.6	3.7	3.5
Other liabilities	980	1,696	(42.2)	2.1	3.8
Stockholders’ equity	5,244	5,104	2.7	10.9	11.5

N.M.—Not meaningful.

Deposits

The Corporation’s deposits totaled $39.6 billion at September 30, 2018, compared to $35.5 billion at December 31, 2017. The deposits increase of $4.1 billion was mostly associated to an increase of $2.9 billion in Puerto Rico public sector deposits, and an increase of $0.7 billion in retail and commercial savings deposits at both Popular Bank and BPPR. Refer to Table 7 for a breakdown of the Corporation’s deposits at September 30, 2018 and December 31, 2017.

Table 7—Deposits Ending Balances

(In thousands)	September 30, 2018	December 31, 2017	Variance
Demand deposits [1]	$16,120,156	$12,460,081	$3,660,075
Savings, NOW and money market deposits (non-brokered)	15,714,275	15,054,242	660,033
Savings, NOW and money market deposits (brokered)	402,116	424,307	(22,191)
Time deposits (non-brokered)	7,280,854	7,411,140	(130,286)
Time deposits (brokered CDs)	131,426	103,738	27,688

Total deposits	$39,648,827	$35,453,508	$4,195,319

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $2.0 billion at September 30, 2018, an increase of $22.5 million from December 31, 2017, mostly associated to the issuance of $300 million in senior notes, partially offset by the repayment of $55 million in junior subordinated debentures in connection with the redemption of the capital securities issued by BanPonce Trust I during the third quarter of 2018. This increase was offset by a reduction in assets sold under agreements to repurchase and other short-term borrowings. Refer to Note 17 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities amounted to $1.0 billion at September 30, 2018, a decrease of $0.7 billion when compared to December 31, 2017, due to a decrease in the liability for rebooked GNMA loans sold with an option to repurchase of $0.6 billion and the elimination of the true-up payment obligation with the FDIC of $0.2 billion as a result of the Termination Agreement with the FDIC.

Stockholders’ Equity

Stockholders’ equity totaled $5.2 billion at September 30, 2018, an increase of $140 million from $5.1 billion at December 31, 2017, principally due to net income of $511.8 million for the nine months ended September 30, 2018 and a cumulative effect of accounting change of $1.9 million, partially offset by the recognition of $102.0 million in treasury stock and $23.0 million as a reduction to capital surplus as part of the $125 million accelerated share repurchase transaction, higher unrealized losses on debt securities available-for-sale by $188.1 million, declared dividends of $76.2 million on common stock ($0.25 per share) and $2.8 million in dividends on preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2018, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2018 and December 31, 2017, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Table 8—Capital Adequacy Data

(Dollars in thousands)	September 30, 2018	December 31, 2017
Common equity tier 1 capital:
Common stockholders equity—GAAP basis	$5,194,189	$5,053,745
AOCI related adjustments due to opt-out election	487,187	307,618
Goodwill, net of associated deferred tax liability (DTL)	(612,722)	(561,604)
Intangible assets, net of associated DTLs	(29,186)	(28,538)
Deferred tax assets and other deductions	(586,808)	(544,702)

Common equity tier 1 capital	$4,452,660	$4,226,519

Additional tier 1 capital:
Preferred stock	50,160	50,160
Other additional tier 1 capital deductions	(50,160)	(50,160)

Additional tier 1 capital	$—	$—

Tier 1 capital	$4,452,660	$4,226,519

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	426,602
Other inclusions (deductions), net	351,915	332,144

Tier 2 capital	$725,652	$758,746

Total risk-based capital	$5,178,312	$4,985,265

Minimum total capital requirement to be well capitalized	$2,750,878	$2,593,570

Excess total capital over minimum well capitalized	$2,427,434	$2,391,695

Total risk-weighted assets	$27,508,780	$25,935,696

Total assets for leverage ratio	$46,364,012	$42,185,805

Risk-based capital ratios:
Common equity tier 1 capital	16.19%	16.30%
Tier 1 capital	16.19	16.30
Total capital	18.82	19.22
Tier 1 leverage	9.60	10.02

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2018, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The decrease in the common equity tier I capital ratio, tier I capital ratio, total capital ratio, and leverage ratio as of September 30, 2018 as compared to December 31, 2017 was mainly attributed to higher risk weighted assets driven by the increase in auto loans from the Reliable acquisition and the accelerated share repurchase transaction, partially offset by the nine months period earnings.

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

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2018, and December 31, 2017.

Table 9—Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2018	December 31, 2017
Total stockholders’ equity	$5,244,349	$5,103,905
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(687,536)	(627,294)
Less: Other intangibles	(29,186)	(35,672)

Total tangible common equity	$4,477,467	$4,390,779

Total assets	$47,919,428	$44,277,337
Less: Goodwill	(687,536)	(627,294)
Less: Other intangibles	(29,186)	(35,672)

Total tangible assets	$47,202,706	$43,614,371

Tangible common equity to tangible assets	9.49%	10.07%
Common shares outstanding at end of period	100,336,341	102,068,981
Tangible book value per common share	$44.62	$43.02

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2018, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $355 million at September 30, 2018 of which approximately 27% mature in 2018, 37% in 2019, 17% in 2020 and 19% thereafter.

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

Table 10 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2018.

Table 10—Off-Balance Sheet Lending and Other Activities

	Amount of commitment—Expiration Period
(In thousands)	2018	Years 2019 - 2020	Years 2021 - 2022	Years 2023 - thereafter	Total
Commitments to extend credit	$5,731,634	$1,506,846	$153,033	$98,999	$7,490,512
Commercial letters of credit	1,183	1,378	—	—	2,561
Standby letters of credit	7,670	22,366	—	—	30,036
Commitments to originate or fund mortgage loans	20,835	2,889	—	—	23,724

Total	$5,761,322	$1,533,479	$153,033	$98,999	$7,546,833

At September 30, 2018 and December 31, 2017, the Corporation maintained a reserve of approximately $8 million and $10 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

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

Most of the assets subject to market valuation risk are securities in the debt securities portfolio classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available for sale and held to maturity portfolio. Debt securities classified as available-for-sale amounted to $13.0 billion as of September 30, 2018. Other assets subject to market risk include loans held-for-sale, which amounted to $52 million, mortgage servicing rights (“MSRs”) which amounted to $163 million and securities classified as “trading”, which amounted to $38 million, as of September 30, 2018.

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

Management utilizes various tools to assess IRR, including Net Interest Income (“NII“) simulation modeling, static gap analysis, and Economic Value of Equity (EVE). The three methodologies complement each other and are used jointly in the evaluation of the Corporation’s IRR. NII simulation modeling is prepared for a five-year period, which in conjunction with the EVE analysis, provides management a better view of long-term IRR.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -200, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at September 30, 2018 and December 31, 2017, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11—Net Interest Income Sensitivity (One Year Projection)

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$174,738	9.42%	$227,970	14.26%
+200 basis points	88,492	4.77	114,943	7.19
-200 basis points	(195,892)	(10.56)	(176,095)	(11.01)

The results of the NII simulations at December 31, 2017 in the table above have been adjusted from those reported in the Corporation’s Form 10-K to align the assumptions used with respect to interest rates on non-maturity public funds deposits to contractual terms of their related depository agreements. Previously, in the Corporation’s Form 10-K the assumptions with respect to such deposits had been based on the historical behavior of commercial and public deposits in the aggregate and did not consider the fact that contracts governing such non-maturity public deposits contained provisions that require BPPR, in certain circumstances, to make adjustments to the interest rate payable on such deposits based upon changes in market interest rates. Although as a result of such adjustment the magnitude of the Corporation’s sensitivity to increases in interest rates became lower at December 31, 2017, the Corporation remained in an asset sensitive position due mainly to, among other reasons: (i) a high level of money market investments that are highly sensitive to changes in interest rates, (ii) approximately 34% of the Corporation’s loan portfolio was comprised of Prime and Libor-based loans at December 31, 2017 and (iii) low elasticity of the Corporation’s core deposit base.

At September 30, 2018, the simulations showed that the Corporation maintains an asset-sensitive position. The overall decrease in sensitivity from December 31, 2017 in the -200, +200 and +400 scenarios is mainly driven by a larger net interest income base due to increases in consumer loans, commercial loans and investment securities. These effects were partially offset by increases in interest bearing non-maturity deposits, including more elastic public sector deposits, which are more sensitive to increases in market rates.

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

At September 30, 2018, the Corporation held trading securities with a fair value of $38 million, representing approximately 0.1% of the Corporation’s total assets, compared with $34 million and 0.1%, respectively, at December 31, 2017. As shown in Table 12, the trading portfolio consists principally of mortgage-backed securities which at September 30, 2018 were investment grade securities. As of September 30, 2018, the trading portfolio also included $5 million in U.S. Treasury securities and $0.1 million in Puerto Rico government obligations ($0.3 million and $0.2 million as of December 31, 2017, respectively). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $122 thousand for the quarter ended September 30, 2018 and a net trading account gain of $253 thousand for the quarter ended September 30, 2017.

Table 12—Trading Portfolio

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$28,237	5.37%	$29,280	5.40%
U.S. Treasury securities	5,183	1.23	261	1.31
Collateralized mortgage obligations	692	5.64	529	5.74
Puerto Rico government obligations	143	0.26	159	0.28
Interest-only strips	498	11.95	529	12.58
Other[2]	2,978	3.19	3,168	2.43

Total	$37,731	4.70%	$33,926	5.18%

[1]	Not on a taxable equivalent basis.
[2]	Includes trading derivatives at December 31, 2017.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.2 million for the last week in September 2018. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 83% of the Corporation’s total assets at September 30, 2018 and 80% at December 31, 2017. The ratio of total ending loans to deposits was 67% at September 30, 2018, compared to 70% at December 31, 2017. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $2.0 billion at September 30, 2018. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 17 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

As previously mentioned, during the third quarter of 2018, the Corporation executed several actions corresponding to its capital and liquidity strategic plans. These include the redemption by Popular North America of all outstanding 8.327% Capital Securities, Series A issued by BanPonce Trust I, which had an aggregate liquidation amount of $52.9 million; entering into an accelerated share repurchase plan of $125 million; and the issuance of $300 million of 6.125% Senior Notes due 2023, the proceeds of which, along with cash-on-hand, were used to redeem $450 million of 7% Senior Notes due 2019, on October 15, 2018. Refer to additional details of these transactions in the Overview section of this MD&A and to Notes 17, Borrowings, and 19, Stockholder’s Equity, to the accompanying financial statements.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. Note 17 to the Consolidated Financial Statements provides consolidating statements of condition, of operations and of cash flows which separately presents the Corporation’s bank holding companies and its subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Refer to Note 17 to the Consolidated Financial Statements, for additional information of the Corporation’s borrowing facilities available through its banking subsidiaries.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 35.1 billion, or 88% of total deposits, at September 30, 2018, compared with $30.9 billion, or 87% of total deposits, at December 31, 2017. Core deposits financed 79% of the Corporation’s earning assets at September 30, 2018, compared with 76% at December 31, 2017.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at September 30, 2018 is presented in the table that follows:

Table 13—Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,269,624
3 to 6 months	397,705
6 to 12 months	680,958
Over 12 months	1,717,789

Total	$4,066,076

The Corporation had $ 0.5 billion in brokered deposits at September 30, 2018 and December 31, 2017, which financed approximately 1%, of its total assets. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

At September 30, 2018, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The principal sources of funding for the bank holding companies (the “BHC’s”), which are Popular, Inc. (holding company only) (“PIHC”) and PNA, include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings.

The principal use of these funds includes the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest (related to trust preferred securities) and capitalizing its banking subsidiaries.

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

The outstanding balance of notes payable at the BHC’s amounted to $1.1 billion at September 30, 2018, compared with $886 million at December 31, 2017. The increase is related to the issuance of $300 million in senior notes, partially offset by repayment of $55 million of junior subordinated debentures in connection with the redemption of the capital securities issued by BanPonce Trust I, as mentioned above.

The contractual maturities of the BHC’s notes payable at September 30, 2018 are presented in Table 14.

Table 14—Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2018	$—
2019	448,436
2020	—
2021	—
2022	—
Later years	678,592

Total	$1,127,028

On October 15, 2018, the Corporation redeemed the outstanding senior notes due on 2019.

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

Dividends

During the nine months ended September 30, 2018, the Corporation declared quarterly dividends on its outstanding common stock of $0.25 per share, for a total of $ 76.2 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $ 2.8 million. PIHC received dividends amounting to $396 million from BPPR, $13 million from PNA and $6 million in dividends from its non-banking subsidiaries. A portion of these dividends was used by Popular, Inc. for the payments of the cash dividends on its outstanding common stock.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities, amounted to $4.3 billion at September 30, 2018 and $3.2 billion at December 31, 2017. A substantial portion of these debt securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a deterioration in economic and fiscal conditions in Puerto Rico, the credit quality of the Corporation could be affected and result in higher credit costs. The Puerto Rico economy continues to face various challenges, including significant pressures in some sectors of the residential real estate market and the impact of two major hurricanes in September 2017. Refer to the Geographic and Government Risk section of this MD&A for some highlights on the current status of the Puerto Rico economy and the ongoing fiscal crisis.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $12 million in deposits at September 30, 2018 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 21 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $61 million at September 30, 2018. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006, and the Commonwealth’s gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2017, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in January 2018, the Commonwealth’s real GNP for fiscal years 2016 and 2017 decreased by 1.3% and 2.4%, respectively. The Planning Board’s GNP forecast for fiscal year 2018, which was released in April 2017 and has not been revised, projects a contraction of 1.5%. This analysis does not account for the impact of hurricanes Irma and María in September 2017, which is expected to have a materially adverse effect on the Commonwealth’s GNP in fiscal year 2018. Considering the adverse economic impact of the hurricanes and the offsetting effect of certain measures and reforms, proposed by the Oversight Board (as hereinafter defined) as well as of significant amounts of disaster relief funding, the Revised Commonwealth Fiscal Plan (as hereinafter defined) estimates an 8.0% contraction in real GNP in fiscal year 2018. For additional information regarding the economic projections of the Revised Commonwealth Fiscal Plan, see Fiscal Plans, Commonwealth Fiscal Plan, below.

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

The Oversight Board has designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. None of the Commonwealth’s municipalities have been designated as covered entities as of the date of this report but may be designated as such in the future. Covered entities are required to submit their annual budgets and, if the Oversight Board so requests, their fiscal plans, to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are also potentially eligible to avail themselves of the restructuring processes provided by PROMESA. One of such restructuring processes, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agrees, that agreement can bind all other creditors in such category. The other one, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board. Access to either of these procedures is dependent on compliance with certain requirements established in PROMESA, including the approval of the Oversight Board.

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several versions of fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated as of October 23, 2018 (the “Revised Commonwealth Fiscal Plan”). The Revised Commonwealth Fiscal Plan estimates a 16.1% contraction in real GNP in fiscal year 2018, without accounting for the impact of disaster relief funding or the measures and structural reforms contemplated by the plan. Taking into account such factors, the Revised Commonwealth Fiscal Plan estimates an 8.0% contraction in real GNP in fiscal year 2018. It also projects that disaster relief spending will have a short-term stimulative effect on the economy, which, combined with the estimated effects of the proposed fiscal measures and structural reforms, will result in variable GNP growth from fiscal years 2019 through 2022, followed by GNP contraction in fiscal year 2023 as disaster relief funding drops off considerably. The Commonwealth’s population is estimated to steadily decline at an average rate of 1.12% from fiscal years 2019 through 2023, reaching an approximately 1% annual decline in the long-term.

Before accounting for the impact of the measures and structural reforms contemplated therein, the Revised Commonwealth Fiscal Plan projects a pre-contractual debt service surplus in fiscal years 2018 through 2020. This surplus is not projected to continue after fiscal year 2020, as federal disaster relief funding slows down. The Revised Commonwealth Fiscal Plan projects that, without major Government action, the Commonwealth would suffer an annual primary deficit starting in fiscal year 2021. After the application of the fiscal measures and structural reforms contemplated therein, the Revised Commonwealth Fiscal Plan projects a pre-contractual debt service surplus of approximately $17 billion from fiscal years 2018 through 2023. However, after the payment of contractual debt service, the surplus projected for such period drops significantly and annual deficits begin in fiscal year 2027. Moreover, even after the implementation of the fiscal measures and structural reforms contemplated by the plan and before contractual debt service, the Revised Commonwealth Fiscal Plan projects an annual deficit starting in fiscal year 2034. Based on such long-term projections, the Revised Commonwealth Fiscal Plan concludes that the Commonwealth cannot afford to meet all of its contractual debt obligations.

The Revised Commonwealth Fiscal Plan does not contemplate a restructuring of the debt of the Commonwealth’s municipalities. It does, however, contemplate the gradual reduction and the ultimate elimination of budgetary subsidies provided by the Commonwealth to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Commonwealth appropriations to municipalities were reduced by $150 million in fiscal year 2018 and by an additional $45 million in 2019 (from approximately $370 million in fiscal year 2017 to approximately $220 million in fiscal year 2018 and approximately $175 in fiscal year 2019). The Revised Commonwealth Fiscal Plan provides for additional reductions in such appropriations every fiscal year, holding appropriations constant at approximately 45-50% of current levels starting in fiscal year 2022, before ultimately phasing out all subsidies in fiscal year 2024.

Other Fiscal Plans. Pursuant to PROMESA, in 2017, the Oversight Board also requested and certified fiscal plans for several public corporations and instrumentalities. However, following the hurricanes, the Oversight Board requested that the government submit new fiscal plans for such entities. The Oversight Board certified revised fiscal plans for said entities in 2018, which conclude that such entities cannot afford to meet all of their contractual obligations.

The certified fiscal plan for the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico’s electric power utility, assumes changes to the treatment of the municipal contribution in lieu of taxes, which could result in increased electricity expenses for municipalities.

The certified fiscal plan for Government Development Bank for Puerto Rico (“GDB”) contemplates the wind-down of GDB and the distribution of the cash flows of GDB’s loan portfolio among its creditors (including its municipal depositors) through a debt restructuring proceeding under Title VI of PROMESA, which was recently approved by the U.S. District Court for the District of Puerto Rico (the “U.S. District Court”) and contemplates significant reductions in creditor recoveries.

Pending Title III and Title VI Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, the Puerto Rico Highways and Transportation Authority and PREPA.

On October 19, 2018, the Oversight Board filed a plan of adjustment for COFINA (the “COFINA Plan of Adjustment”), as well as a motion to approve a settlement of certain disputes between the Commonwealth and COFINA regarding the ownership of a portion of the sales and use tax pledged to the payment of COFINA’s bonds (the “COFINA Settlement”). The COFINA Plan of Adjustment, which is still subject to approval through the Title III process, provides for the restructuring of COFINA’s bonds based on the COFINA Settlement, which contemplates that the Commonwealth will receive approximately 46.35% of the yearly revenues previously allocated to COFINA. As of the date of this report, the plans of adjustment for the other Title III debtors have not been filed.

On September 12, 2018, GDB commenced a process to restructure its debts pursuant to Title VI of PROMESA in the U.S. District Court. On November 6, 2018, the U.S. District Court approved GDB’s restructuring pursuant to Title VI of PROMESA upon concluding that all applicable requirements of PROMESA had been satisfied. The restructuring transaction is expected to close in the following weeks.

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

At September 30, 2018 and December 31, 2017, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $458 million and $484 million, respectively which is fully outstanding at September 30, 2018 and December 31, 2017. Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $413 million consists of loans and $45 million are securities ($435 million and $49 million, respectively, at December 31, 2017). Substantially all of the amount outstanding at September 30, 2018 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. On July 2, 2018, the Corporation received principal payments amounting to $23 million from various obligations from Puerto Rico municipalities. At September 30, 2018, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. Although the Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 22 – Commitments and contingencies.

In addition, at September 30, 2018, the Corporation had $374 million in loans or securities issued or guaranteed by Puerto Rico governmental entities, but whose principal source of repayment are non-governmental entities. In such obligations, the Puerto Rico governmental entity guarantees any shortfall in collateral in the event of borrower default ($386 million at December 31, 2017). These included $299 million in residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority (“HFA”), an entity that has been designated as a covered entity under PROMESA (December 31, 2017—$310 million). These mortgage loans are secured by the underlying properties and the HFA guarantee serves to cover shortfalls in collateral in the event of a borrower default. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of HFA, he has not exercised this power as of the date hereof. Also, at September 30, 2018, the Corporation had $44 million in Puerto Rico housing bonds issued by HFA, which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides a guarantee to cover shortfalls, $7 million in pass-through securities issued by HFA that have been economically defeased and refunded and for which collateral including U.S. agencies and Treasury obligations has been escrowed, and $24 million of commercial real estate notes issued by government entities, but payable from rent paid by private parties ($44 million, $7 million and $25 million at December 31, 2017, respectively).

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

At September 30, 2018, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $78 million, of which $69 million is outstanding (compared to $82 million and $73 million, respectively, at December 31, 2017). Of the amount outstanding, approximately $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $13 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $43 million, $14 million and $16 million, respectively, at December 31, 2017).

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.2 billion of residential mortgages and $78 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2018 (compared to $1.7 billion and $88 million, respectively, at December 31, 2017).

Non-Performing Assets

At the one-year mark after the hurricanes made landfall in Puerto Rico and the USVI, the third quarter results reflect improvements in credit quality, with most of the metrics improving or trending back to pre-hurricane levels. The Corporation continues to closely monitor its loan portfolios and related credit metrics given remaining challenges in the Puerto Rico’s fiscal and economic outlook.

When compared to pre-hurricane levels, June 30, 2017, loans with a delinquency of 90 days past due have increased by $550 million. From this amount, approximately $362 million represents loans that are still in accruing status, mainly related to the portfolio of mortgage loans insured under FHA or guaranteed by the VA.

Refer to the following table for information on delinquencies:

Table 15—Puerto Rico Loans Delinquency

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]

September 30, 2018
Commercial and construction	$58,619	$5,617	$259,547	$323,783	$7,161,486	$7,485,269	$173,100	$211
Mortgage, including GNMA rebooked loans	285,917	136,265	1,215,269	1,637,451	4,893,825	6,531,276	348,779	735,454
Credit cards	9,515	6,178	16,768	32,461	1,005,372	1,037,833	—	16,768
Auto	53,347	10,783	22,165	86,295	2,382,315	2,468,610	22,097	68
Other consumer (personal, HELOCs, leases)	20,627	9,904	38,240	68,771	2,231,594	2,300,365	36,827	573

Total	$428,025	$168,747	$1,551,989	$2,148,761	$17,674,592	$19,823,353	$580,803	$753,074

December 31, 2017
Commercial and construction	$51,170	$4,099	$194,216	$249,485	$7,111,783	$7,361,268	$161,226	$685
Mortgage, including GNMA rebooked loans	217,890	77,833	1,596,763	1,892,486	4,684,293	6,576,779	306,697	1,204,691
Credit cards	7,319	4,464	18,227	30,010	1,063,211	1,093,221	—	18,227
Auto	24,405	5,197	5,466	35,068	815,745	850,813	5,466	—
Other consumer (personal, HELOCs, leases)	25,124	9,186	39,977	74,287	2,121,690	2,195,977	38,051	1,546

Total	$325,908	$100,779	$1,854,649	$2,281,336	$15,796,722	$18,078,058	$511,440	$1,225,149

September 30, 2017
Commercial and construction	$69,175	$20,641	$184,935	$274,751	$6,982,565	$7,257,316	$160,142	$384
Mortgage, including GNMA rebooked loans	583,383	221,646	856,307	1,661,336	4,154,169	5,815,505	337,967	443,377
Credit cards	17,523	9,863	20,626	48,012	1,035,234	1,083,246	—	20,626
Auto	44,331	18,933	12,259	75,523	746,481	822,004	12,259	—
Other consumer (personal, HELOCs, leases)	38,045	15,783	39,470	93,298	2,046,703	2,140,001	38,298	740

Total	$752,457	$286,866	$1,113,597	$2,152,920	$14,965,152	$17,118,072	$548,666	$465,127

June 30, 2017
Commercial and construction	$102,701	$21,394	$190,033	$314,128	$6,938,862	$7,252,990	$162,863	$229
Mortgage, including GNMA rebooked loans	307,222	151,129	743,059	1,201,410	4,616,873	5,818,283	306,642	370,756
Credit cards	12,067	7,831	19,012	38,910	1,052,164	1,091,074	—	19,012
Auto	31,917	6,955	10,634	49,506	776,453	825,959	10,634	—
Other consumer (personal, HELOCs, leases)	21,080	9,291	39,043	69,414	2,018,945	2,088,359	37,243	1,572

Total	$474,987	$196,600	$1,001,781	$1,673,368	$15,403,297	$17,076,665	$517,382	$391,569

[1]

Loans HIP accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis. These loans amounted to $218 million as of September 30, 2018, $118 million as of December 31, 2017, $100 million as of September 30, 2017 and $93 million as of June 30, 2017.

The results of the Popular U.S. core operation remained stable with strong growth and favorable credit quality metrics. The U.S. taxi medallion portfolio acquired from the FDIC in the sale of Doral Bank continues to reflect the pressure on medallion collateral values, particularly in the New York City metro area.

As a result of the Reliable Transaction, on August 1, 2018, Popular Auto acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. The following presents asset quality results for the third quarter of 2018, including the Reliable acquired portfolios.

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 16. Total non- performing assets increased by $23 million when compared with December 31, 2017, driven by the following variances: (1) higher P.R. mortgage NPLs of $42 million, mostly due to loans which failed to make a payment after the end of the moratorium period; (2) higher U.S. construction NPLs of $18 million, driven by the classification as non-performing of a single borrower during the previous quarter; (3) higher P.R. consumer NPLs of $15 million, which includes $9 million related to the Reliable auto business; partially offset by (4) lower P.R. mortgage OREOs of $37 million related to increased sales activity, and lower inflows as a result of the foreclosure moratorium offered as part of the hurricane relief efforts, which was extended through part of 2018.

At September 30, 2018, non-performing loans secured by real estate held-in-portfolio, amounted to $488 million in the Puerto Rico operations and $49 million in the U.S. operations. These figures compare to $449 million in the Puerto Rico operations and $36 million in the U.S. operations at December 31, 2017. In addition to the non-performing loans included in Table 16, at September 30, 2018, there were $155 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2017—$155 million).

Table 16—Non-Performing Assets

	September 30, 2018				December 31, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category [4]	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category [4]
Commercial	$171,271	$1,414	$172,685	1.4%	$161,226	$3,839	$165,065	1.4%
Construction	1,829	17,866	19,695	2.1	—	—	—	—
Legacy[1]	—	3,403	3,403	12.3	—	3,039	3,039	9.2
Leasing	3,009	—	3,009	0.3	2,974	—	2,974	0.4
Mortgage	348,779	12,306	361,085	4.9	306,697	14,852	321,549	4.4
Consumer	55,915	16,696	72,611	1.4	40,543	17,787	58,330	1.5

Total non-performing loans held-in-portfolio, excluding covered loans	580,803	51,685	632,488	2.4%	511,440	39,517	550,957	2.3%
Other real estate owned (“OREO”), excluding covered OREO	130,631	3,149	133,780		167,253	2,007	169,260

Total non-performing assets, excluding covered assets	$711,434	$54,834	$766,268		$678,693	$41,524	$720,217
Covered loans and OREO [2]	—	—	—		22,948	—	22,948

Total non-performing assets[3]	$711,434	$54,834	$766,268		$701,641	$41,524	$743,165

Accruing loans past due 90 days or more[5] [6]	$753,074	$—	$753,074		$1,225,149	$—	$1,225,149

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.93	0.77	2.39%		2.83	0.64	2.27%
Allowance for loan losses to loans held-in-portfolio	2.83	1.10	2.39		2.87	1.16	2.43
Allowance for loan losses to non-performing loans, excluding held-for-sale	96.45	142.29	100.19		101.30	182.40	107.12

Ratios including covered loans:
Non-performing assets to total assets	1.87	0.56	1.60%		2.03	0.43	1.68%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.93	0.77	2.39		2.77	0.64	2.23
Allowance for loan losses to loans held-in-portfolio	2.83	1.10	2.39		2.96	1.16	2.51
Allowance for loan losses to non-performing loans, excluding held-for-sale	96.45	142.29	100.19		107.10	182.40	112.47

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

[3]	There were no non-performing loans held-for-sale as of September 30, 2018 and December 31, 2017.
[4]	Loans held-in-portfolio used in the computation exclude $517 million in covered loans at December 2017.
[5]

The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $304 million at September 30, 2018 (December 31, 2017—$272 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[6]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $238 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2018 (December 31, 2017—$178 million). These balances also include approximately $195 million of loans rebooked due to a repurchase option with GNMA liability (December 31, 2017—$840 million). The Corporation has approximately $53 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2017—$58 million).

[7]

At December 31, 2017 these asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Accruing loans past due 90 days or more are composed primarily of credit cards, residential mortgage loans insured by FHA / VA, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Under the GNMA program, issuers such as BPPR have the option, but not the obligation, to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of the issuer with an offsetting liability. As of September 30, 2018, and December 31, 2017, loans past due 90 days or more include approximately $195 million and $840 million, respectively, in loans previously pooled into GNMA securities with a buy-back option. While the borrowers for our serviced GNMA portfolio benefited from the loan payment moratorium as part of the hurricane relief efforts, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at September 30, 2018, of which $2.0 billion was secured with owner occupied properties, compared with $7.6 billion and $2.1 billion, respectively, at December 31, 2017. CRE non-performing loans amounted to $124 million at September 30, 2018, flat when compared with December 31, 2017. The CRE non-performing loans ratios for the BPPR and Popular U.S. segments were 2.90% and 0.02%, respectively, at September 30, 2018, compared with 2.77% and 0.10%, respectively, at December 31, 2017.

For the quarter ended September 30, 2018, total non-performing loan inflows, excluding consumer loans, decreased by $40 million, or 35%, when compared to the inflows for the same quarter in 2017. Inflows of non-performing loans held-in-portfolio at the BPPR segment decreased by $37 million, or 35%, compared to the inflows for the third quarter of 2017, mostly related to lower mortgage inflows of $53 million, offset by higher P.R. commercial inflows of $16 million. Mortgage inflows for the third quarter of 2017 were affected by the disruption in payment channels due to hurricane damage. On the other hand, higher commercial inflows for the third quarter of 2018 were associated with a $16 million relationship. Inflows of non-performing loans held-in-portfolio at the Popular U.S. segment decreased by $3 million, or 35%, from the same quarter in 2017, mostly driven by lower commercial inflows of $2 million.

Table 17—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$538,597	$35,130	$573,727	$467,923	$21,730	$489,653
Plus:
New non-performing loans	68,347	6,069	74,416	353,416	33,629	387,045
Advances on existing non-performing loans	—	58	58	763	64	827
Reclassification from covered loans	—	—	—	3,413	—	3,413
Less:
Non-performing loans transferred to OREO	(6,168)	(183)	(6,351)	(14,280)	(183)	(14,463)
Non-performing loans charged-off	(23,769)	(17)	(23,786)	(58,425)	(330)	(58,755)
Loans returned to accrual status / loan collections	(55,128)	(6,068)	(61,196)	(230,931)	(19,921)	(250,852)

Ending balance NPLs[1]	$521,879	$34,989	$556,868	$521,879	$34,989	$556,868

[1]	Includes $3.4 million of NPLs related to the legacy portfolio.

Table 18—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$469,505	$19,641	$489,146	$477,849	$18,743	$496,592
Plus:
New non-performing loans	105,498	9,376	114,874	316,638	21,615	338,253
Advances on existing non-performing loans	—	64	64	—	123	123
Less:
Non-performing loans transferred to OREO	(9,484)	—	(9,484)	(38,921)	(46)	(38,967)
Non-performing loans charged-off	(14,451)	(129)	(14,580)	(62,339)	(859)	(63,198)
Loans returned to accrual status / loan collections	(52,959)	(6,027)	(58,986)	(195,118)	(16,651)	(211,769)

Ending balance NPLs[1]	$498,109	$22,925	$521,034	$498,109	$22,925	$521,034

[1]	Includes $3.3 million of NPLs related to the legacy portfolio.

Table 19—Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$162,781	$2,168	$164,949	$161,226	$3,839	$165,065
Plus:
New non-performing loans	23,894	1,663	25,557	92,867	3,637	96,504
Advances on existing non-performing loans	—	—	—	647	—	647
Less:
Non-performing loans transferred to OREO	(1,480)	—	(1,480)	(5,985)	—	(5,985)
Non-performing loans charged-off	(5,179)	(3)	(5,182)	(19,726)	(234)	(19,960)
Loans returned to accrual status / loan collections	(8,745)	(2,414)	(11,159)	(57,758)	(5,828)	(63,586)

Ending balance NPLs	$171,271	$1,414	$172,685	$171,271	$1,414	$172,685

Table 20—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$162,863	$4,001	$166,864	$159,655	$3,693	$163,348
Plus:
New non-performing loans	8,085	4,027	12,112	55,494	6,409	61,903
Advances on existing non-performing loans	—	—	—	—	4	4
Less:
Non-performing loans transferred to OREO	(76)	—	(76)	(6,028)	—	(6,028)
Non-performing loans charged-off	(3,587)	(49)	(3,636)	(27,924)	(117)	(28,041)
Loans returned to accrual status / loan collections	(7,242)	(2,670)	(9,912)	(21,154)	(4,680)	(25,834)

Ending balance NPLs	$160,043	$5,309	$165,352	$160,043	$5,309	$165,352

Table 21—Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$2,559	$17,901	$20,460	$—	$—	$—
Plus:
New non-performing loans	—	—	—	4,177	17,901	22,078
Advances on existing non-covered loans	—	—	—	116	—	116
Less:
Loans returned to accrual status / loan collections	(730)	(35)	(765)	(2,464)	(35)	(2,499)

Ending balance NPLs	$1,829	$17,866	$19,695	$1,829	$17,866	$19,695

Table 22—Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$—	$—	$—	$—	$—	$—
Plus:
New non-performing loans	99	—	99	99	—	99

Ending balance NPLs	$99	$—	$99	$99	$—	$99

Table 23—Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$373,257	$11,398	$384,655	$306,697	$14,852	$321,549
Plus:
New non-performing loans	44,453	4,406	48,859	256,372	11,019	267,391
Advances on existing non-performing loans	—	52	52	—	52	52
Reclassification from covered loans	—	—	—	3,413	—	3,413
Less:
Non-performing loans transferred to OREO	(4,688)	(183)	(4,871)	(8,295)	(183)	(8,478)
Non-performing loans charged-off	(18,590)	(14)	(18,604)	(38,699)	(96)	(38,795)
Loans returned to accrual status / loan collections	(45,653)	(3,353)	(49,006)	(170,709)	(13,338)	(184,047)

Ending balance NPLs	$348,779	$12,306	$361,085	$348,779	$12,306	$361,085

Table 24—Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$306,642	$12,280	$318,922	$318,194	$11,713	$329,907
Plus:
New non-performing loans	97,314	5,349	102,663	261,045	15,092	276,137
Less:
Non-performing loans transferred to OREO	(9,408)	—	(9,408)	(32,893)	(46)	(32,939)
Non-performing loans charged-off	(10,864)	(66)	(10,930)	(34,415)	(715)	(35,130)
Loans returned to accrual status / loan collections	(45,717)	(3,215)	(48,932)	(173,964)	(11,696)	(185,660)

Ending balance NPLs	$337,967	$14,348	$352,315	$337,967	$14,348	$352,315

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

At September 30, 2018, the allowance for loan losses, amounted to $634 million, an increase of $44 million when compared with December 31, 2017, mostly driven by an increase in the BPPR segment of $42 million, principally driven by the reclassification of $34 million allowance from loans previously classified as covered during the previous quarter. During the third quarter of 2018, the annual review and recalibration of the ALLL models was completed resulting in a decrease of $6 million. The provision for loan losses for the third quarter of 2018 amounted to $54.4 million, compared to $157.7 million in the same period in the prior year. The third quarter of 2017 included a charge of $64.3 million related to hurricane María’s estimated impact on the P.R. loan portfolios. Refer to the Provision for Loan Losses section of this MD&A for additional information.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine months ended September 30, 2018 and 2017.

Table 25—Annualized Net Charge-offs (Recoveries) to Average Non-covered Loans Held-in-Portfolio

	Quarters ended
	September 30, 2018			September 30, 2017
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.13%	0.15%	0.14%	(0.02)%	0.43%	0.14%
Construction	(0.63)	—	(0.05)	(0.22)	—	(0.02)
Leases	0.70	—	0.70	0.80	—	0.80
Legacy	—	(9.63)	(9.63)	—	(3.11)	(3.11)
Mortgage	1.38	—	1.24	1.19	(0.10)	1.04
Consumer	3.02	3.42	3.06	3.31	3.08	3.28

Total annualized net charge-offs to average non-covered loans held-in-portfolio	1.24%	0.29%	1.00%	1.07%	0.52%	0.92%

	Nine months ended
	September 30, 2018			September 30, 2017
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.27%	0.56%	0.38%	0.26%	0.11%	0.21%
Construction	(0.93)	—	(0.09)	(3.77)	—	(0.42)
Leases	0.74	—	0.74	0.69	—	0.69
Legacy	—	(5.69)	(5.69)	—	(3.59)	(3.59)
Mortgage	1.01	(0.05)	0.90	1.18	0.03	1.05
Consumer	2.88	3.56	2.95	2.71	3.10	2.76

Total annualized net charge-offs to average non-covered loans held-in-portfolio	1.07%	0.61%	0.95%	1.04%	0.31%	0.85%

Net charge-offs for the quarter ended September 30, 2018 amounted to $63.7 million, increasing by $10.7 million when compared to the same quarter in 2017, driven by higher BPPR consumer and mortgage net charge-offs, mostly due to post-moratorium effects, accounted for in the hurricane-related reserve.

Table 26—Composition of ALLL

	September 30, 2018
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$52,250	$5,530	$—	$297	$46,205	$26,255	$130,537
Impaired loans	$356,007	$19,695	$—	$931	$517,083	$114,572	$1,008,288
Specific ALLL to impaired loans	14.68%	28.08%	—%	31.90%	8.94%	22.92%	12.95%

General ALLL	$192,290	$9,590	$377	$12,009	$128,382	$160,533	$503,181
Loans held-in-portfolio, excluding impaired loans	$11,637,700	$923,670	$27,566	$902,609	$6,787,087	$5,225,248	$25,503,880
General ALLL to loans held-in-portfolio, excluding impaired loans	1.65%	1.04%	1.37%	1.33%	1.89%	3.07%	1.97%

Total ALLL	$244,540	$15,120	$377	$12,306	$174,587	$186,788	$633,718
Total loans held-in-portfolio	$11,993,707	$943,365	$27,566	$903,540	$7,304,170	$5,339,820	$26,512,168
ALLL to loans held-in-portfolio	2.04%	1.60%	1.37%	1.36%	2.39%	3.50%	2.39%

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Table 27—Composition of ALLL

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

Troubled debt restructurings

The Corporation’s TDR loans amounted to $1.4 billion at September 30, 2018, increasing by $173 million, or approximately 14%, from December 31, 2017, driven by higher commercial and mortgage TDRs in the BPPR segment of $99 million and $68 million, respectively. TDRs in accruing status increased by $102 million from December 31, 2017, while non-accruing TDRs increased by $71 million.

Refer to Note 9 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The following tables present the approximate amount and percentage of non-covered commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2018 and December 31, 2017.

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

Table 28—Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

September 30, 2018
	Total Impaired Loans – Held-in-portfolio (HIP)		Impaired Loans with
(In thousands)	Loan Count	Outstanding Principal Balance	Appraisals Over One- Year Old [1]
Commercial	110	$289,993	6%
Construction	1	1,829	—

[1]	Based on outstanding balance of total impaired loans.

December 31, 2017
	Total Impaired Loans – Held-in-portfolio (HIP)		Impaired Loans with
(In thousands)	Loan Count	Outstanding Principal Balance	Appraisals Over One- Year Old [1]
Commercial	112	$267,302	30%

[1]	Based on outstanding balance of total impaired loans.

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

Table 29 presents a reconciliation of reported results to Adjusted net income for the nine months ended September 30, 2018. No adjustments are reflected for the quarter ended September 30, 2018 or September 30,2017 or the nine months ended September 30, 2017.

Table 29—Adjusted Net Income for the Nine Months Ended September 30, 2018 (Non-GAAP)

(Unaudited)
(In thousands)	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net income			$511,755
Non-GAAP adjustments:
Termination of FDIC Shared-Loss Agreements[1]	$(94,633)	$45,059	(49,574)
Tax Closing Agreement[2]	—	(108,946)	(108,946)

Adjusted net income (Non-GAAP)			$353,235

[1]

On May 22, 2018, BPPR entered into a Termination Agreement with the FDIC to terminate all Shared-Loss Agreements in connection with the acquisition of certain assets and assumption of certain liabilities of Westernbank Puerto Rico in 2010. As a result, BPPR recognized a pre-tax gain of $94.6 million, net of the related professional and advisory fees of $8.1 million associated with the Termination Agreement. Refer to Note 10—FDIC Loss-Share Asset and True Up Payment Obligation for additional information.

[2]

Represents the impact of the Termination Agreement on income taxes. In June 2012, the Corporation entered into a Tax Closing Agreement with the Puerto Rico Department of the Treasury to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. Based on the provisions of this Tax Closing Agreement, the Corporation recognized a net income tax benefit of $108.9 million during the second quarter of 2018. Refer to Note 32- Income Taxes for additional information.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 22, Commitments and Contingencies, to the Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 23, 2018, the Corporation’s Board of Directors approved a common stock repurchase plan of up to $125 million. In August 2018, the Corporation entered into a $125 million accelerated share repurchase transaction. As part of this transaction, the Corporation received an initial delivery of 2,000,000 shares of common stock. Such shares are held as treasury stock.

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of September 30, 2018, the maximum number of shares of common stock that could have been granted under this plan was 3,500,000. In September 2018, the Corporation added to treasury stock 850 shares of common stock related to shares that were withheld under Popular’s employee restricted share awards to satisfy tax requirements.

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1- July 31	—	$—	—	125,000,000
August 1- August 31	2,000,000	50.99	2,000,000	23,020,000
September 1- September 30	850	50.34	—	23,020,000

Total September 30, 2018	2,000,850	$50.99	2,000,000	23,020,000

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

POPULAR, INC.
(Registrant)

Date: November 8, 2018	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President & Chief Financial Officer

Date: November 8, 2018	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller