Form 10-K
period 2018-12-31
POPULAR INC
filed 2019-03-01
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $4,556,715,900 based upon the reported closing price of $45.21 on the NASDAQ Global Select Market on that date.

As of February 25, 2019, there were 100,073,474 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2018 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 20, 2019.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements about Popular Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives and future performance. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•

the rate of growth or decline in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve and, in particular, in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), where a significant portion of our business is concentrated;

•

the impact of the current fiscal and economic challenges of Puerto Rico and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business;

•

the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal challenges on the value of our portfolio of Puerto Rico government securities and loans to governmental entities and of our commercial, mortgage and consumer loan portfolios where private borrowers could be directly affected by governmental action;

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

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	hurricanes and other weather-related events, as well as man-made disasters, which could cause a disruption in our operations or other adverse consequences for our business;

•

the ability to successfully integrate the auto finance business acquired from Wells Fargo & Company, as well as unexpected costs as a result of any unrecorded liabilities or issues not identified during the due diligence investigation of the business and that may not be subject to indemnification or reimbursement under the acquisition agreement, and risks that the business may suffer as a result of the transaction, including due to adverse effects on relationships with customers, employees and service providers;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	possible legislative, tax or regulatory changes; and

•

a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, or of other third parties providing services to us, including as a result of cyberattacks, e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular.

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

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part I, Item 3. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to “Part I, Item 1A” of this Form 10-K for a discussion of certain risks and uncertainties to which the Corporation is subject.

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $47.6 billion, total deposits of $39.7 billion and stockholders’ equity of $5.4 billion at December 31, 2018. At December 31, 2018, we ranked among the 50 largest U.S. bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve Board.

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

• Mainland United States: We provide retail, mortgage and commercial banking services through our New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches in New York, New Jersey and Florida. PB’s deposits are insured under the DIF of the FDIC.

For further information about the Corporation’s results segregated by its reportable segments, see “Reportable Segment Results” in the Management’s Discussion and Analysis section of the Annual Report and Note 39, “Segment Reporting” included in the Annual Report in this Form 10-K.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that were covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. The loss sharing agreements with the FDIC were terminated on May 22, 2018, as discussed in Note 10 included in the Annual Report in this Form 10-K.

Refer to the Overview section of Management’s Discussion and Analysis, in the Annual Report in this Form 10-K., for information on recent significant events that have impacted or will impact our current and future operations.

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

(6)

Legacy. At PB, we carry a legacy portfolio comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at PB.

Covered Loans.

On April 30, 2010, BPPR acquired most of the loan portfolio of the former Westernbank Puerto Rico from the FDIC, as receiver (the “Westernbank FDIC-assisted transaction”). Loans acquired in the Westernbank FDIC-assisted transaction that were subject to a loss sharing agreement with the FDIC are referred to as “covered loans.” “Covered” foreclosed other real estate properties were also subject to loss sharing agreements.

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

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 39, “Segment Reporting in the Annual Report in this Form 10-K.

Our loan portfolio is diversified by loan category. However, approximately 60% of our loan portfolio at December 31, 2018 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our loan portfolio by loan category at December 31, 2018. As described above, “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category

(Dollars in millions)	BPPR	%	PB	%	POPULAR	%
C&I	$3,182	16	$1,088	17	$4,270	16
CRE	4,190	21	3,583	54	7,773	29
Construction	86	—	693	10	779	3
Legacy	—	—	26	—	26	—
Leases	935	5	—	—	935	4
Consumer	5,057	26	433	7	5,490	21
Mortgage	6,433	32	802	12	7,235	27

Total	$19,883	100	$6,625	100	$26,508	100

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. For a discussion of our loan portfolio and our exposure to the Government of Puerto Rico, see “Financial Condition – Loans” and “Credit Risk – Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report in this Form 10-K.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

Business activities that expose us to credit risk are managed within the Board of Director’s Risk Management policy, and the Credit Risk Tolerance Limits policy, which establishes limits that consider factors such as maintaining a prudent balance of risk-taking across diversified risk types and business units, compliance with regulatory guidance, controlling the exposure to lower credit quality assets, and limiting growth in, and overall exposure to, any product or risk segment where we do not have sufficient experience and a proven ability to predict credit losses.

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

Refer to the Credit Risk section of Management’s Discussion and Analysis, in the Annual Report in this Form 10-K for information related to management committees and divisions with responsibilities for establishing policies and monitoring the Corporation’s credit risk.

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

Refer to Notes 2 and 9 to the Consolidated Financial Statements, in the Annual Report in this Form 10-K, for additional information on troubled debt restructuring (“TDRs”).

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

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it may be developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross-marketing, or providing personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing a high level of service to enhance customer loyalty and to attract and retain business. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, and as to our continued ability to anticipate and adapt to changing conditions, and to sufficiently improve our services and/or banking products, in order to successfully compete in our primary service areas.

Employees

At December 31, 2018, we employed 8,474 full time equivalent employees, of which 7,764 were located in Puerto Rico and the Virgin Islands and 710 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

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

General

Popular and PNA are bank holding companies subject to consolidated supervision and regulation by the Federal Reserve Board under the BHC Act. BPPR and PB are subject to supervision and examination by applicable federal and state banking agencies including, in the case of BPPR, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), and, in the case of PB, the Federal Reserve Board and the New York State Department of Financial Services (the “NYSDFS”).

The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, and related statements and proposed rulemakings by the federal banking agencies revise certain aspects of the U.S. financial regulatory regime for banking organizations with less than $100 billion in total consolidated assets, such as Popular, BPPR, PNA and PB. For example, institutions with total consolidated assets greater than $10 billion but less than $100 billion are no longer required to conduct an annual company-run stress test of capital, consolidated earnings and losses, and institutions with total consolidated assets of $50 billion or more but less than $100 billion are no longer subject to enhanced prudential standards, including risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the Financial Stability Oversight Council has determined would pose a grave threat to financial stability were they to fail such limits. In addition, publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more but less than $50 billion are no longer required to establish enterprise-wide risk committees. As of December 31, 2018, Popular had total consolidated assets of $47.6 billion.

Transactions with Affiliates

BPPR and PB are subject to restrictions that limit the amount of extensions of credit and certain other “covered transactions” (as defined in Section 23A of the Federal Reserve Act) between BPPR or PB, on the one hand, and Popular, PNA or any of our other non-banking subsidiaries, on the other, and that impose collateralization requirements on such credit extensions. A bank may not engage in any covered transaction if the aggregate amount of the bank’s covered transactions with that affiliate would exceed 10% of the bank’s capital stock and surplus or the aggregate amount of the bank’s covered transactions with all affiliates would exceed 20% of the bank’s capital stock and surplus. In addition, any transaction between BPPR or PB, on the one hand, and Popular, PNA or any of our other non-banking subsidiaries, on the other, is required to be carried out on an arm’s length basis.

Source of Financial Strength

The Dodd-Frank Act requires bank holding companies, such as Popular and PNA, to act as a source of financial and managerial strength to their subsidiary banks and to commit resources to support each subsidiary bank. Popular and PNA are expected to commit resources to support their subsidiary banks, including at times when Popular and PNA may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to depositors and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. BPPR and PB are currently the only insured depository institution subsidiaries of Popular and PNA.

Resolution Planning

Bank holding companies with consolidated assets of $100 billion or more are required to report periodically to the FDIC and the Federal Reserve Board such company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, insured depository institutions with total assets of $50 billion or more are required to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure.

As of December 31, 2018, Popular, PNA, BPPR and PB’s total assets were below the thresholds for applicability of these rules.

Dividend Restrictions

The principal sources of funding for Popular and PNA have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of debt and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board or the NYSDFS. During the year ended December 31, 2018, BPPR declared cash dividends of $446 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock, $125 million accelerated stock repurchase, to partially fund the redemption of $450 million, 7% senior notes and the redemption of $53 million in trust preferred securities. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2018, BPPR could have declared a dividend of approximately $218 million. It is Federal Reserve Board policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, under Federal Reserve Board policy, a bank holding company should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

FDIC Insurance

Substantially all the deposits of BPPR and PB are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and BPPR and PB are subject to FDIC deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. For smaller depository institutions with less than $10 billion in assets, such as PB, FDIC assigns an individual rate based on a formula using financial data and CAMELS ratings. For larger depository institutions with over $10 billion in assets, such as BPPR, the FDIC uses a “scorecard” methodology, which also considers CAMELS ratings, among other measures, that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the deposit insurance fund if such a failure occurs. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. Beginning in the third quarter of 2016, the initial base deposit insurance assessment rate for depositary institutions with $10 billion or more in assets, including BPPR, ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. As of July 1, 2016, the FDIC imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including BPPR. The surcharge would last through the quarter the reserve ratio reaches or exceeds 1.35% but no later than December 31, 2018 when a shortfall assessment will be applied to March 2019 invoice. On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent. Upon reaching the minimum DIF, small banks, such as PB will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2019 was 0.140 basis points of the assessment base.

As of December 31, 2018, we had a DIF average total asset less average tangible equity assessment base of approximately $43 billion.

Brokered Deposits

The FDIA and regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized. Popular does not believe the brokered deposits regulations have had or will have a material effect on the funding or liquidity of BPPR and PB.

Capital Adequacy

Popular, BPPR and PB are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the December 2010 final capital framework for strengthening international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Act.

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

The Basel III Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, Popular, BPPR and PB are required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

In addition, under prior risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP were reversed for the purposes of determining regulatory capital ratios. Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and PB, may make a one-time permanent election to continue to exclude these items. Popular, BPPR and PB have made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolios.

The Basel III Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2018, Popular has $374 million of trust preferred securities outstanding which no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

Failure to meet capital guidelines could subject Popular and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “– Prompt Corrective Action.”

In November 2017, the federal bank regulators adopted a final rule to extend the transitional regulatory capital treatment applicable during 2017 for certain items, including certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests, for non-advanced approaches banking organizations, such as Popular, BPPR and PB. Had the transitional provisions been fully phased-in on December 31, 2018, the Corporation would have continued to exceed “well capitalized” requirements.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. These standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Popular, BPPR and PB. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In December 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the Current Expected Credit Loss (“CECL”) model of ASU 2016-13. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards.

Refer to the Consolidated Financial Statements in the Annual Report in this Form 10-K., Note 22 “Regulatory Capital Requirements” and Table 9 of Management’s Discussion and Analysis for the capital ratios of Popular, BPPR and PB under Basel III.

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

The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and PB, but they are not directly applicable to holding companies such as Popular and PNA, which control such institutions. As of December 31, 2018, both BPPR and PB were well capitalized.

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

Bank holding companies with total consolidated assets greater than $250 billion (regardless of whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring shares of certain financial companies with assets in excess of $10 billion, unless an exception applies. In addition, a financial holding company (regardless of its size) must obtain prior written approval from the Federal Reserve Board before acquiring a nonbank company with $10 billion or more in total consolidated assets. As of December 31, 2018, Popular had total consolidated assets of $47.6 billion.

The so-called “Volcker Rule” issued under the Dodd-Frank Act restricts the ability of Popular and its subsidiaries, including BPPR and PB, to sponsor or invest in private funds or to engage in certain types of proprietary trading. Popular and its subsidiaries generally do not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on our operations. Development and monitoring of the required compliance program, however, may require the expenditure of significant resources and management attention. In July 2018, the Federal Reserve Board, OCC, FDIC, Commodity Futures Trading Commission and SEC issued a notice of proposed rulemaking intended to amend the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant federal regulatory agencies and the development of market practices and standards.

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

Consumer Financial Protection Act of 2010

The Dodd-Frank Act created a new consumer financial services regulator, the Consumer Financial Protection Bureau (the “CFPB”), which assumed most of the consumer financial services regulatory responsibilities previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The CFPB also has the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. We are subject to examination and regulation by the CFPB.

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

Puerto Rico and state regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. For instance, Puerto Rico law requires business to implement information security controls to protect consumers’ personal information from breaches, as well as to provide notice of any breach to affected customers. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For instance, the California Consumer Privacy Act was enacted in June 2018 and will impose privacy compliance obligations with regard to the personal information of California residents. We expect this trend to continue, and are continually monitoring developments in Puerto Rico and the states in which we operate.

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

The Federal Reserve Board, other federal banking agencies and the SEC have jointly published proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and PB). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, and additional requirements for entities with total consolidated assets of at least $50 billion. These additional requirements would not be applicable to Popular, PNA, BPPR and PB, each of which currently has less than $50 billion in total consolidated assets. Although the proposed revised rules include more stringent requirements, it cannot be determined at this time whether or when a final rule will be adopted.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2018, $ 58.3 million was transferred to the statutory reserve account. During 2018, BPPR was in compliance with the statutory reserve requirement.

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

Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2018, the legal lending limit for BPPR under this provision was approximately $286 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

ITEM 1A. RISK FACTORS

We, like other financial institutions, face a number of risks inherent to our business, financial condition, liquidity, results of operations and capital position. These risks could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known by us or that we currently deem to be immaterial, or that are generally applicable to all financial institutions, also may materially adversely affect our business, financial condition, liquidity, results of operations or capital position.

RISKS RELATING TO THE BUSINESS AND ECONOMIC ENVIRONMENT AND OUR INDUSTRY

A significant portion of our business is concentrated in Puerto Rico, where economic and fiscal challenges, as well as the impact of two major hurricanes during 2017, have adversely impacted and may continue to adversely impact us.

Our credit exposure is concentrated in Puerto Rico, which accounted as of December 31, 2018 for approximately 82% of our year-to-date revenues, 77% of our total assets and 79% of our deposits. As such, our financial condition and results of operations are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets and asset values in Puerto Rico.

Puerto Rico entered recession in the fourth quarter of fiscal year 2006 and its gross national product (GNP) thereafter contracted in real terms every year between fiscal years 2007 and 2017 (inclusive), except fiscal year 2012. Real GNP is projected to have further contracted by approximately 5.6% in fiscal year 2018 according to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, exacerbated by the impact of Hurricanes Irma and María in September 2017. The Planning Board estimates a 3.5% increase in GNP in fiscal year 2019, in part due to the influx of federal funds and private insurance payments following the impact of the hurricanes. Hurricane Irma and María caused extensive destruction in Puerto Rico, the U.S. Virgin Islands (“USVI”) and the British Virgin Islands (“BVI”), disrupting the primary markets in which BPPR does business. The damage caused by the hurricanes was substantial and had a material adverse impact on economic activity in Puerto Rico.

The Commonwealth’s government has also been facing significant fiscal challenges. The structural imbalance between revenues and expenditures, on the one hand, and unfunded legacy pension obligations, on the other hand, coupled with the Commonwealth’s inability to access financing in the capital markets or from private lenders, resulted in the Commonwealth and various public corporations defaulting on and eventually seeking to restructure their debts.

The Commonwealth’s fiscal and economic crisis prompted the U.S. Congress to enact the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, established a seven-member federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provided to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. On February 15, 2019, however, the First Circuit of the U.S. Court of Appeals (the “First Circuit”) declared such appointments unconstitutional on the grounds that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate. The First Circuit’s decision provides that its mandate will not issue for 90 days, so as to allow the President and the U.S. Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. Such process may delay the Commonwealth’s efforts to restructure its debts and create additional uncertainty regarding the Commonwealth’s prospects for fiscal and economic recovery.

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. The measures taken to address the fiscal crisis and those that may have to be taken in the future could affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us. Fiscal adjustments may also result in significant resistance from local politicians and other stakeholders, which may lead to social and political instability. Any reduction in consumer spending because of these issues may also adversely impact our interest and non-interest revenues.

If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal crisis, including completing an orderly restructuring of its debt obligations while continuing to provide essential services, those adverse effects could continue or worsen in ways that we are not able to predict and that are outside of our control. Under such circumstances, we could experience an increase in the level of provision for loan losses, nonperforming assets, net charge-offs and reserve for credit losses. These factors could have a material adverse impact on our earnings and financial condition.

Our assets and revenue composition by geographical area and by business segment reporting are presented in Note 39 to the consolidated financial statements in the Annual Report in this Form 10-K.

Further deterioration in collateral values of properties securing our commercial, mortgage loan and construction portfolios would result in increased credit losses and continue to harm our results of operations.

The value of properties in some of the markets we serve, in particular in Puerto Rico, has declined in recent years as a result of adverse economic conditions. Further deterioration of the value of real estate collateral securing our commercial, mortgage loan and construction loan portfolios would result in increased credit losses. As of December 31, 2018, approximately 29%, 27% and 3%, of our loan portfolio consisted of commercial loans secured by real estate, mortgage loans and construction loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is in Puerto Rico, the USVI, the BVI or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. General economic conditions in Puerto Rico and fiscal reforms aimed at addressing the current fiscal crisis (such as the local property tax reform, which is contemplated by the Commonwealth’s fiscal plan approved pursuant to PROMESA) could cause a further deterioration of the value of the real estate collateral securing our loan portfolios.

We measure loan impairment based on the fair value of the collateral, if the loan is collateral dependent, which is derived from estimated collateral values, principally obtained from appraisal reports that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. An appraisal report is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, the properties securing these loans may be difficult to dispose of, if foreclosed.

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

Popular is subject to extensive regulation, supervision and examination by federal, New York and Puerto Rico banking authorities. Any change in applicable federal, New York or Puerto Rico laws or regulations could have a substantial impact on our operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power could have a negative impact on Popular. Furthermore, the Commonwealth has enacted various reforms in response to its fiscal and economic problems and is likely to implement additional reforms as part of its obligations under PROMESA.

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

The fiscal and economic challenges of some of the jurisdictions in which we operate could materially adversely affect the value and performance of our portfolio of government securities and our loans to government entities in such jurisdictions, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action in such jurisdictions. A reduction in Puerto Rico government deposits could adversely affect our net interest income.

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

At December 31, 2018, our direct exposure to Puerto Rico government obligations was limited to obligations from various municipalities and amounted to $458 million. Of the amount outstanding at December 31, 2018, $413 million consisted of loans and $45 million consisted of securities. These municipal obligations are mostly general obligations backed by property tax revenues and to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations”, to which the applicable municipality has pledged other revenues. At December 31, 2018, 75% of our exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. Although the Oversight Board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. For a discussion of the implications of being designated a covered entity under PROMESA, refer to the Geographic and Government Risk section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

The Commonwealth’s certified fiscal plan does not contemplate a restructuring of the debts of Puerto Rico’s municipalities. The plan, however, provides for the gradual phase out of Commonwealth appropriations to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Aggregate appropriations from the Commonwealth to municipalities were decreased from approximately $370 million in fiscal year 2017 to approximately $220 million and $175 million in fiscal years 2018 and 2019, respectively. The fiscal plan provides for additional reductions every fiscal year, holding appropriations constant at approximately 45-50% of current levels starting in fiscal year 2022 before ultimately phasing out all appropriations in fiscal year 2024. Although the certified fiscal plan contemplates that the reduction in subsidies may be offset by other measures, such as the implementation of a modernized property tax regime, the reduction in subsidies could have a material negative impact on the financial condition of various municipalities. Furthermore, municipalities may also be affected by the negative effects resulting from other expense, revenue or cash management measures taken to address the Commonwealth’s fiscal and liquidity shortfalls.

In addition, at December 31, 2018, the Corporation had $368 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental. These included $293 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA. These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and subsequent foreclosure of the underlying property. The Corporation also had at December 31, 2018, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and subsequent foreclosure of the underlying property. In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. In addition, at December 31, 2018, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed, and $23 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties.

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the Puerto Rico government. These borrowers could be negatively affected by the fiscal measures to be implemented to address the Commonwealth’s fiscal crisis and the ongoing debt restructuring proceedings under PROMESA. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees which could also be negatively affected by fiscal measures such as employee layoffs or furloughs.

Furthermore, BPPR has a significant amount of deposits from the Commonwealth, its instrumentalities, and municipalities. The amount of such deposits may fluctuate depending on the financial condition and liquidity of such entities, as well as on the ability of BPPR to maintain these customer relationships. While a significant decrease in these deposits should not materially affect our liquidity since such deposits are collateralized, a significant decrease in the amount of such deposits could adversely affect our net interest income.

BPPR also has operations in the USVI and has credit exposure to USVI government entities. At December 31, 2018, BPPR’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $76 million, of which $68 million is outstanding. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations, and was also severely impacted by Hurricanes Irma and María. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities. To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

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

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. We have furthermore retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2018, we serviced $1.3 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with Fannie Mae and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2018, we repurchased approximately $ 27 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2018, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 56 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2018, our reserve for estimated losses from representation and warranty arrangements amounted to $11 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Substantially all the deposits of BPPR and PB are insured up to applicable limits by the FDIC’s DIF, and as a result, BPPR and PB are subject to FDIC deposit insurance assessments. For 2018, the FDIC deposit insurance expense of Popular totaled $ 28 million. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, our level of non-performing assets increase, or our risk profile changes or our capital position is impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases or special assessments may materially adversely affect our results of operations. See the “Supervision and Regulation—FDIC Insurance” discussion within Item 1. Business of the Annual Report for additional information related to the FDIC’s deposit insurance assessments applicable to BPPR and PB.

Our business is susceptible to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. Reforms to and uncertainty regarding the London InterBank Offered Rate (LIBOR) may adversely affect our business, financial condition and results of operations.

Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Interest rates are also highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve. For a discussion of the Corporation’s interest rate sensitivity, please refer to the “Risk Management” section of the Management Discussion and Analysis of this Annual Report on Form 10-K.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any failure by market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could result in disruption in the financial markets. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2018, we had approximately $ 671 million and $21 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations, respectively. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include a decline in Popular’s stock price related to macroeconomic conditions in the global market as well as the weakness in the Puerto Rico economy and fiscal situation, reduced future cash flow estimates and slower growth rates in the industry.

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

The Federal Reserve Board, other federal banking agencies and the SEC have jointly published proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as Popular, PNA, BPPR and PB. The proposed revised rules would establish general qualitative requirements applicable to all covered entities. Although the proposed revised rules include more stringent requirements than in the originally proposed rules, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. For a more detailed discussion of these proposed rules, see the “Supervision and Regulation—Incentive Compensation” section within Item 1. Business of the Annual Report.

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

We are a bank holding company and depend primarily on dividends from our banking and other operating subsidiaries to fund our cash needs. These obligations and needs include capitalizing subsidiaries, repaying maturing debt and paying debt service on outstanding debt. Our banking subsidiaries, BPPR and PB, are limited by law in their ability to make dividend payments and other distributions to us based on their earnings and capital position. In addition, based on its current financial condition, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. A failure by our banking subsidiaries to generate sufficient cash flow to make dividend payments to us may have a negative impact on our results of operation and financial position. Also, a failure by the bank holding company to access sufficient liquidity resources to meet all projected cash needs in the ordinary course of business may have a detrimental impact on our financial condition and ability to compete in the market.

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

Our banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. At December 31, 2018, the banking subsidiaries had $10 million in deposits that were subject to rating triggers.

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

Our banking subsidiaries have servicing, licensing and custodial agreements with third parties that include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require us to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $62 million at December 31, 2018. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce our liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

The Basel III Capital Rules, which were fully phased-in on January 1, 2019, substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institutions. The need to maintain more capital than has been historically required and calculated under revised standards could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also depress our return on equity, thereby making it more difficult to earn our cost of capital.

Due to the importance and complexity of the capital rules calculations under Basel III, we have dedicated additional resources to comply with these requirements. No assurance can be provided, however, that these resources will be deemed sufficient, which would affect our ability to take certain capital actions in the future. In addition, the Basel Committee on Banking Supervision published Basel IV in December 2017. Basel IV significantly revises the Basel capital framework, and the impact on us will depend on the manner in which the revisions are implemented in the U.S. See the “Supervision and Regulation – Capital Adequacy” discussion within Item 1. Business of the Annual Report for additional information related to the Basel III Capital Rules and Basel IV.

The resolution of pending litigation and regulatory proceedings, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 25 - “Commitments & Contingencies”, to the Consolidated Financial Statements in the Annual Report in this Form 10-K.

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

Information security risks for large financial institutions such as Popular have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, hacktivists and other parties. In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a defensive approach that employs people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to identify suspected advanced persistent threats. Notwithstanding our defensive measures and the significant resources we devote to protect the security of our systems, there is no assurance that all of our security measures will be effective, especially as the threat from cyber-attacks is continuous and severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. We have been the target of phishing scams in the past targeting our customers as a result of compromised email accounts of several Popular employees. We have addressed the vulnerabilities that permitted the compromise and implemented enhanced security measures, and will continue to take appropriate steps in the future to improve the security of our systems. There can be no assurances, however, that there will not be further breaches of sensitive customer information in the future.

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

A significant portion of our operations are located in Puerto Rico and the USVI and BVI, a region susceptible to hurricanes and other weather-related events. In 2017, our operations in Puerto Rico, and the USVI and BVI were significantly disrupted by the impact of Hurricanes Irma and María. Future weather events can again cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption that a catastrophic hurricane could produce to the markets that we serve and the potential negative impact to economic activity. Further, future hurricane in any of our market areas could again adversely impact the ability of borrowers to timely repay their loans and may further adversely impact the value of any collateral held by us. Man-made disasters and other events connected with the regions in which we operate could have similar effects. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO ACQUISITION TRANSACTIONS

Potential acquisitions of businesses or loan portfolios could increase some of the risks that we face, and may be delayed or prohibited due to regulatory constraints.

To the extent permitted by our applicable regulators, we will pursue strategic acquisition opportunities. Acquiring other banks or businesses, however, involves various risks commonly associated with acquisitions, including, among other things, potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, potential disruption to our business, the possible loss of key employees and customers of the target company, and difficulty in estimating the value of the target company. If in connection with an acquisition we pay a premium over book or market value, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

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

The failure to successfully integrate Reliable’s business and operations may adversely affect our ability to realize the anticipated acquisition benefits and could adversely affect our results of operations. Incorrect assumptions and judgements regarding the fair value of the assets acquired could negatively affect our operating results.

On August 1, 2018, Popular Auto, LLC, Banco Popular de Puerto Rico’s auto finance subsidiary, completed the acquisition of certain assets and the assumption of certain liabilities related to Wells Fargo & Company’s (“Wells Fargo”) auto finance business in Puerto Rico (“Reliable”). Our ability to realize the anticipated benefits from such acquisition, including synergies and operational efficiencies, in the amounts and within the timeframes we expect, will depend on the effective and timely transition and integration of Reliable’s business and operations. Problems may arise in successfully integrating Reliable’s business and operations, including, without limitation, unexpected costs as a result of any unrecorded liabilities or issues not identified during the due diligence investigation of the business and that may not be subject to indemnification or reimbursement under the acquisition agreement, any failure to comply with banking and consumer protection laws and regulations, and any adverse effects on our ability to maintain relationships with customers, employees and service providers. The failure to successfully transfer and integrate Reliable’s business and operations may adversely affect our ability to realize the anticipated acquisition benefits and could adversely affect our results of operations. Furthermore, as part of the transition and integration, we may find that our assumptions and judgements regarding the fair value of the assets acquired, including the collectability of the loans and value of the collateral, could be inaccurate causing our actual losses to be higher than estimated, negatively affecting our operating results.

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

Switching from one vendor of core bank processing and related technology services to a new vendor is a complex process that carries business and financial risks, even where such a switch can be accomplished without violating our contractual obligations to EVERTEC. The implementation cycle for such a transition can be lengthy and require significant financial and management resources from us. Such a transition can also expose us, and our clients, to increased costs (including conversion costs) and business disruption. If we decided to transition to a new financial services technology provider, either at the end of the term of the MSA and related agreements or earlier upon the occurrence of a termination event, these potential transition risks could result in an adverse effect on our business, financial condition and results of operations. Although EVERTEC has agreed to provide certain transition assistance to us in connection with the termination of the MSA, we are ultimately dependent on their ability to provide those services in a responsive and competent manner. Furthermore, we may require transition assistance from EVERTEC beyond the term of the MSA, delaying and lengthening any transition process away from EVERTEC while increasing related costs.

Under the MSA, we are required to provide written notice of non-renewal no less than one year prior to the relevant termination date in order to avoid an automatic three-year renewal. In practice, however, if we decided to switch to a new provider, we would have to commence procuring and working on a transition process much earlier and such process may extend beyond the current term of the MSA. Furthermore, if we were unsuccessful or decided not to complete the transition after expending significant funds and management resources, it could also result in an adverse effect on our business, financial condition and results of operations.

The value of our remaining ownership interest in EVERTEC, and the revenues we derive from EVERTEC, could be materially reduced if we decided not to renew our agreements with EVERTEC or were to terminate them before the expiration of their term.

We continue to have a 16.10% ownership interest in EVERTEC and account for this investment under the equity method. As such, we include our investment in EVERTEC in other assets and our proportionate share of income or loss is included in other operating income in our consolidated statements of operations. For 2018, our share of EVERTEC’s changes in equity recognized in income was $15.6 million. The carrying value of our investment in EVERTEC was, as of December 31, 2018, approximately $61 million. Meanwhile, the services EVERTEC delivers to us represent a significant portion of EVERTEC’s revenues (approximately 42% for 2018). As a result, if we were not to renew the MSA and our other agreements with EVERTEC, or otherwise terminate them before the end of their term, EVERTEC’s financial position and results of operations could be materially adversely affected and the value of our remaining ownership interest in EVERTEC, and the income we report from this investment, may be materially reduced. Furthermore, revenue from EVERTEC’s merchant acquiring business, which constitutes approximately 22% of EVERTEC’s revenues, depends, in part, on EVERTEC’s alliance with BPPR. If such relationship were to suffer, EVERTEC’s business may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, BPPR operated 172 branches, of which 67 were owned and 105 were leased premises, and PB operated 51 branches of which 5 were owned and 46 were on leased premises. Also, the Corporation had 619 ATMs operating in Puerto Rico, 22 in Virgin Islands and 115 in the U.S. Mainland. Our management believes that each of our facilities is well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

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

Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico.

Centro Europa Building, a seven-story office and retail building in Santurce, Puerto Rico.

Old San Juan Building, a twelve-story structure located in Old San Juan, Puerto Rico.

Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico.

Altamira Building, a nine-story office building located in Guaynabo, Puerto Rico.

El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico.

Caparra Center Building, a ten-story office building located at 1451 FD Roosevelt Avenue, San Juan, Puerto Rico.

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico.

U.S. & British Virgin Islands

BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands.

Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 25, “Commitments and Contingencies”, to the Consolidated Financial Statements in the Annual Report in this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”.

During 2018, the Corporation declared quarterly cash dividends of $0.25 (2017 - $0.25). On February 15, 2019, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.30 per share on its outstanding common stock, payable on April 1, 2019 to shareholders of record at the close of business on March 8, 2019. The Common Stock ranks junior to all series of Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, the Common Stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the Preferred Stock for the latest dividend period.

On February 28, 2019, the Corporation entered into an accelerated share repurchase transaction of $250 million with respect to its common stock, which was accounted for as a treasury stock transaction. Accordingly, as a result of the receipt of the initial shares, the Corporation recognized in shareholders’ equity approximately $200 million in treasury stock and $50 million as a reduction of capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, BPPR and PB is contained under the caption “Regulation and Supervision” in Item 1 herein.

As of February 25, 2019, Popular had 7,091 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $56.62 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2018 consisted of:

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

Monthly dividends on the Preferred Stock amounted to a total of $3.7 million for 2018. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

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

Equity Based Plans

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of December 31, 2018, the maximum number of shares of common stock remaining available for future issuance under this plan was 1,064,254. For information about the securities remaining available for issuance under our equity based plans, refer to Part III, Item 12.

Purchases of Equity Securities

On July 23, 2018, the Corporation’s Board of Directors approved a common stock repurchase plan of up to $125 million. In August 2018, the Corporation entered into a $125 million accelerated share repurchase transaction. As part of this transaction, the Corporation received an initial delivery of 2,000,000 shares of common stock in August 2018 and 438,180 additional shares of common stock in December 2018. Such shares are held as treasury stock.

The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2018:

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	—
November 1 – November 30	—	—	—	—
December 1 – December 31	438,180	$52.34	438,180	—

Total December 31, 2018	438,180	$52.34	438,180	—

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2013, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

Total Return as of December 31

December 31, 2013 = 100

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	At December 31,
(in thousands)	2018	2017	2016	2015	2014
Long-term obligations	$1,256,102	$1,536,356	$1,574,852	$1,662,508	$1,701,904
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	50,160

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Annual Report under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Table 16, “Maturity Distribution of Earning Assets”, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears under the caption “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in the Annual Report under the caption “Statistical Summaries”,and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement under the caption “Executive and Director Compensation,” including the “Compensation Discussion and Analysis,” the “2018 Executive Compensation Tables and Compensation Information” and the “Compensation of Non-Employee Directors,” and under the caption “Committees of the Board – Compensation Committee—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information under the captions “Principal Shareholders” and “Shares Beneficially Owned by Directors and Executive Officers of Popular” in the Proxy Statement is incorporated herein by reference.

The following tables sets forth information as of December 31, 2018 regarding securities remaining available for issuance to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plan approved by security holders	2004 Omnibus Incentive Plan	1,064,254

Total		1,064,254

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Board of Directors’ Independence” and “Certain Relationships and Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on pages 71 through 230 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2018 and 2017

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2018

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2018

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2018

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a) (1) above or in the notes thereto.

(3) Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

The exhibits listed on the Exhibits Index below are filed herewith or are incorporated herein by reference.

Exhibit Index

2.1	Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared Loss Agreement and as Exhibit 4.15B the Commercial Shared- Loss Agreement (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

2.2	Agreement and Plan of Merger dated as of June 30, 2010, among Popular, Inc., AP Carib Holdings Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.4	Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. And Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 15, 2010 and filed on September 21, 2010).

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 30, 2010 and filed on October 6, 2010).

3.1	Restated Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

3.2	Restated Bylaws of Popular, Inc. (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 20, 2017).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

4.2	Certificate of Designation of Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 3.3 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.3	Form of certificate representing Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.4	Certificate of Designation of Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 3 of Popular, Inc.’s Form 8-A filed on May 28, 2008).

4.5	Form of certificate representing the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 4 of Popular, Inc.’s Form 8-A filed on May 28, 2008).

4.6	Senior Indenture of Popular, Inc., dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3, File No. 333-26941, of Popular, Inc., Popular International Bank, Inc., and Popular North America, Inc., filed on May 12, 1997).

4.7	Second Supplemental Indenture of Popular, Inc., dated as of August 5, 1999, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(e) to Popular, Inc.’s Current Report on Form 8-K dated August 5, 1999 and filed on August 17, 1999).

4.8	Subordinated Indenture of Popular, Inc., dated as of November 30, 1995, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3, File No. 333- 26941, of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., filed on May 12, 1997).

4.9	Senior Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and by the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-3, File No. 333-26941, of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., filed on May 12, 1997).

4.10	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(h) to Popular, Inc.’s Current Report on Form 8-K, dated August 5, 1999, as filed on August 17, 1999).

4.11	Junior Subordinated Indenture of Popular, Inc., dated as of October 31, 2003, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K, dated October 31,2003 and filed on November 4, 2003).

10.1	Amended and Restated Master Services Agreement, dated as of September 30, 2010, among Popular, Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 14, 2011).

10.2	Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.3	Stockholder Agreement, dated as of April 17, 2012, among Carib Latam Holdings, Inc., and each of the holders of Carib Latam Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated April 17, 2012 and filed on April 23, 2012).

10.4	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank, San Juan Puerto Rico, Puerto Rico, Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.5	Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.6	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.7	Amendment to the Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Annex A of Popular’s Proxy Statement filed with the SEC on March 15, 2013).*

10.8	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.9	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Compensation Agreement for William J. Teuber as director of Popular, Inc., dated November 1, 2004 (incorporated by reference to Exhibit 10.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.11	Compensation agreement for Alejandro M. Ballester as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.12	Compensation agreement for Carlos A. Unanue as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.13	Compensation agreement for C. Kim Goodwin as director of Popular, Inc., dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.14	Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.2 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.15	Compensation Agreement for John. W. Diercksen as director of Popular, Inc., dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013).*

10.16	2005 Incentive Award and Agreement, dated as of February 22, 2005, between Popular and Richard L. Carrión (incorporated by reference to Exhibit 10.24 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.17	Form of 2015 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.18	Form of 2016 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.27 of Popular, Inc’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.19	Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.20	Form of 2017 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.21	Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017).*

10.22	Form of Popular, Inc. 2018 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.23	Termination Agreement, dated May 22, 2018, by and among the Federal Deposit Insurance Corporation, as receiver of Westernbank Puerto Rico, the Federal Deposit Insurance Corporation, in its corporate capacity, and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on May 23, 2018).

10.24	Director Compensation Letter, Election Form and Restricted Stock Agreement for Myrna M. Soto, dated June 22, 2018 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.25	Director Compensation Letter, Election Form and Restricted Stock Agreement for Robert Carrady, dated December 29, 2018. (1)

10.26	Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement, effective May 7, 2019.(1)

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2018. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith
*	This exhibit is a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2019.

POPULAR, INC.
(Registrant)

By:	/S/ IGNACIO ALVAREZ
Ignacio Alvarez
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RICHARD L. CARRIÓN	Chairman of the Board	03-01-19
Richard L. Carrión
Executive Chairman

/S/ IGNACIO ALVAREZ	President, Chief Executive Officer and Director	03-01-19
Ignacio Alvarez
President and Chief Executive Officer

/S/ CARLOS J. VÁZQUEZ	Principal Financial Officer	03-01-19
Carlos J. Vázquez
Executive Vice President

/S/ JORGE J. GARCÍA	Principal Accounting Officer	03-01-19
Jorge J. García
Senior Vice President and Comptroller

/S/ ALEJANDRO M.BALLESTER
Alejandro M. Ballester	Director	03-01-19

S/ MARÍA LUISA FERRÉ
María Luisa Ferré	Director	03-01-19

/S/ C. KIM GOODWIN
C. Kim Goodwin	Director	03-01-18

/S/ JOAQUÍN E. BACARDÍ, III
Joaquín E. Bacardi, III	Director	03-01-19

/S/ WILLIAM J. TEUBER JR
William J. Teuber Jr.	Director	03-01-19

/S/ CARLOS A. UNANUE
Carlos A. Unanue	Director	03-01-19

/S/ JOHN W. DIERCKSEN
John W. Diercksen	Director	03-01-19

/S/ MYRNA M. SOTO
Myrna M. Soto	Director	03-01-19

/S/ ROBERT CARRADY
Robert Carrady	Director	03-01-19