Form 10-Q
period 2019-03-31
POPULAR INC
filed 2019-05-10
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	BPOP	The NASDAQ Stock Market
6.70% Cumulative Monthly Income Trust Preferred Securities	BPOPN	The NASDAQ Stock Market
6.125% Cumulative Monthly Income Trust Preferred Securities	BPOPM	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 96,647,087 shares outstanding as of May 6, 2019.

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

•

the ability to successfully integrate the auto finance business acquired from Wells Fargo & Company, as well as unexpected costs, including as a result of any unrecorded liabilities or issues not identified during the due diligence investigation of the business or that may not be subject to indemnification or reimbursement under the acquisition agreement, and risks that the business may suffer as a result of the transaction, including due to adverse effects on relationships with customers, employees and service providers;

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

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part II, Item 1. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$376,558	$394,035

Money market investments:
Time deposits with other banks	4,814,134	4,171,048

Total money market investments	4,814,134	4,171,048

Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	598	598
Other trading account debt securities	38,619	37,189
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	206,309	280,502
Other debt securities available-for-sale	13,336,386	13,019,682
Debt securities held-to-maturity, at amortized cost (fair value 2019 - $103,457; 2018 - $102,653)	99,455	101,575
Equity securities (realizable value 2019 - $163,550); (2018 - $159,821)	158,507	155,584
Loans held-for-sale, at lower of cost or fair value	43,985	51,422

Loans held-in-portfolio	26,808,287	26,663,713
Less – Unearned income	160,579	155,824
Allowance for loan losses	550,628	569,348

Total loans held-in-portfolio, net	26,097,080	25,938,541

Premises and equipment, net	557,517	569,808
Other real estate	125,478	136,705
Accrued income receivable	162,797	166,022
Mortgage servicing assets, at fair value	167,813	169,777
Other assets	1,799,728	1,714,134
Goodwill	671,122	671,122
Other intangible assets	24,521	26,833

Total assets	$48,680,607	$47,604,577

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$9,046,104	$9,149,036
Interest bearing	31,833,734	30,561,003

Total deposits	40,879,838	39,710,039

Assets sold under agreements to repurchase	200,871	281,529
Other short-term borrowings	42	42
Notes payable	1,176,488	1,256,102
Other liabilities	983,308	921,808

Total liabilities	43,240,547	42,169,520

Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,338,340 shares issued (2018 - 104,320,303) and 96,629,891 shares outstanding (2018 - 99,942,845)	1,043	1,043
Surplus	4,313,040	4,365,606
Retained earnings	1,794,644	1,651,731
Treasury stock - at cost, 7,708,449 shares (2018 - 4,377,458)	(394,848)	(205,509)
Accumulated other comprehensive loss, net of tax	(323,979)	(427,974)

Total stockholders’ equity	5,440,060	5,435,057

Total liabilities and stockholders’ equity	$48,680,607	$47,604,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2019	2018
Interest income:
Loans	$447,713	$373,584
Money market investments	29,220	22,285
Investment securities	81,036	57,209

Total interest income	557,969	453,078

Interest expense:
Deposits	70,826	38,688
Short-term borrowings	1,600	2,013
Long-term debt	14,580	19,330

Total interest expense	87,006	60,031

Net interest income	470,963	393,047
Provision for loan losses - non-covered loans	41,825	69,333
Provision for loan losses - covered loans	—	1,730

Net interest income after provision for loan losses	429,138	321,984

Service charges on deposit accounts	38,691	36,455
Other service fees	64,307	60,602
Mortgage banking activities (Refer to Note 11)	9,926	12,068
Net gain (loss), including impairment, on equity securities	1,433	(646)
Net profit (loss) on trading account debt securities	260	(198)
Adjustments (expense) to indemnity reserves on loans sold	(93)	(2,926)
FDIC loss share expense (Refer to Note 29)	—	(8,027)
Other operating income	21,906	16,169

Total non-interest income	136,430	113,497

Operating expenses:
Personnel costs	143,117	125,852
Net occupancy expenses	23,537	22,802
Equipment expenses	19,705	17,206
Other taxes	11,662	10,902
Professional fees	87,466	82,985
Communications	5,849	5,906
Business promotion	14,674	12,009
FDIC deposit insurance	4,806	6,920
Other real estate owned (OREO) expenses	2,677	6,131
Other operating expenses	31,615	28,964
Amortization of intangibles	2,312	2,325

Total operating expenses	347,420	322,002

Income before income tax	218,148	113,479
Income tax expense	50,223	22,155

Net Income	$167,925	$91,324

Net Income Applicable to Common Stock	$166,994	$90,393

Net Income per Common Share - Basic	$1.69	$0.89

Net Income per Common Share - Diluted	$1.69	$0.89

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2019	2018
Net income	$167,925	$91,324

Reclassification to retained earnings due to cumulative effect of accounting change	(50)	(605)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,238)	93
Amortization of net losses of pension and postretirement benefit plans	5,876	5,386
Amortization of prior service credit of pension and postretirement benefit plans	—	(867)
Unrealized holding gains (losses) on debt securities arising during the period	109,863	(121,189)
Unrealized net (losses) gains on cash flow hedges	(682)	1,225
Reclassification adjustment for net losses (gains) included in net income	1,030	(1,267)

Other comprehensive income (loss) before tax	114,799	(117,224)
Income tax (expense) benefit	(10,804)	5,038

Total other comprehensive income (loss), net of tax	103,995	(112,186)

Comprehensive income (loss), net of tax	$271,920	$(20,862)

Tax effect allocated to each component of other comprehensive income (loss):	Quarters ended March 31,
(In thousands)	2019	2018
Amortization of net losses of pension and postretirement benefit plans	$(2,203)	$(2,101)
Amortization of prior service credit of pension and postretirement benefit plans	—	338
Unrealized holding gains (losses) on debt securities arising during the period	(8,460)	6,785
Unrealized net (losses) gains on cash flow hedges	245	(478)
Reclassification adjustment for net losses (gains) included in net income	(386)	494

Income tax (expense) benefit	$(10,804)	$5,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	$5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				91,324			91,324
Issuance of stock	1		880				881
Dividends declared:
Common stock [1]				(25,547)			(25,547)
Preferred stock				(931)			(931)
Common stock purchases					(1,328)		(1,328)
Common stock reissuance			(16)		738		722
Stock based compensation			1,569		4,565		6,134
Other comprehensive income, net of tax						(112,186)	(112,186)

Balance at March 31, 2018	$1,043	$50,160	$4,300,936	$1,261,775	$(86,167)	$(462,838)	$5,064,909

Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	$5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				167,925			167,925
Issuance of stock			793				793
Dividends declared:
Common stock [1]				(28,986)			(28,986)
Preferred stock				(931)			(931)
Common stock purchases [2]			(52,670)		(200,449)		(253,119)
Common stock reissuance			178		2,005		2,183
Stock based compensation			(867)		9,105		8,238
Other comprehensive income, net of tax						103,995	103,995

Balance at March 31, 2019	$1,043	$50,160	$4,313,040	$1,794,644	$(394,848)	$(323,979)	$5,440,060

[1]	Dividends declared per common share during the quarter ended March 31, 2019 - $0.30 (2018 - $0.25).
[2]

On February 28, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

Disclosure of changes in number of shares:	March 31, 2019	March 31, 2018
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	104,320,303	104,238,159
Issuance of stock	18,037	25,760

Balance at end of period	104,338,340	104,263,919
Treasury stock	(7,708,449)	(2,074,005)

Common Stock – Outstanding	96,629,891	102,189,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$167,925	$91,324

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41,825	71,063
Amortization of intangibles	2,312	2,325
Depreciation and amortization of premises and equipment	14,295	12,836
Net accretion of discounts and amortization of premiums and deferred fees	(38,813)	(7,006)
Share-based compensation	6,930	3,112
Impairment losses on long-lived assets	—	272
Fair value adjustments on mortgage servicing rights	3,825	4,307
FDIC loss share expense	—	8,027
Adjustments (expense) to indemnity reserves on loans sold	93	2,926
Earnings from investments under the equity method, net of dividends or distributions	(9,027)	(7,370)
Deferred income tax expense	45,796	10,758
Gain on:
Disposition of premises and equipment and other productive assets	(2,265)	(72)
Proceeds from insurance claims	—	(258)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(4,058)	(1,116)
Sale of foreclosed assets, including write-downs	(3,772)	(99)
Acquisitions of loans held-for-sale	(44,748)	(47,335)
Proceeds from sale of loans held-for-sale	13,802	12,036
Net originations on loans held-for-sale	(53,231)	(48,375)
Net decrease (increase) in:
Trading debt securities	105,838	93,998
Equity securities	(4,362)	(130)
Accrued income receivable	3,224	56,504
Other assets	28,709	36,272
Net (decrease) increase in:
Interest payable	(6,915)	(10,614)
Pension and other postretirement benefits obligation	5,297	1,225
Other liabilities	(100,585)	(94,529)

Total adjustments	4,170	98,757

Net cash provided by operating activities	172,095	190,081

Cash flows from investing activities:
Net increase in money market investments	(643,117)	(1,728,858)
Purchases of investment securities:
Available-for-sale	(3,123,508)	(1,311,382)
Equity	(1,239)	(9,730)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	3,006,779	1,016,203
Held-to-maturity	2,587	2,639
Proceeds from sale of investment securities:
Equity	2,679	9,745
Net (disbursements) repayments on loans	(78,969)	93,482
Proceeds from sale of loans	7,806	—
Acquisition of loan portfolios	(129,875)	(161,295)
Net payments (to) from FDIC under loss sharing agreements	—	(1,263)
Return of capital from equity method investments	1,371	—
Acquisition of premises and equipment	(19,438)	(13,046)
Proceeds from insurance claims	—	258
Proceeds from sale of:
Premises and equipment and other productive assets	5,975	3,033
Foreclosed assets	26,119	25,746

Net cash used in investing activities	(942,830)	(2,074,468)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,169,706	1,678,029
Assets sold under agreements to repurchase	(80,659)	(10,860)
Other short-term borrowings	1	89,992
Payments of notes payable	(59,526)	(12,680)
Principal payments of finance leases	(439)	—
Proceeds from issuance of notes payable	—	40,000
Proceeds from issuance of common stock	2,976	4,712
Dividends paid	(25,713)	(26,138)
Net payments for repurchase of common stock	(250,314)	(193)
Payments related to tax withholding for share-based compensation	(2,805)	(1,223)

Net cash provided by financing activities	753,227	1,761,639

Net decrease in cash and due from banks, and restricted cash	(17,508)	(122,748)
Cash and due from banks, and restricted cash at beginning of period	403,251	412,629

Cash and due from banks, and restricted cash at the end of the period	$385,743	$289,881

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The Consolidated Statement of Financial Condition data at December 31, 2018 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2018, included in the Corporation’s 2018 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Note 3 – New accounting pronouncements

Recently Adopted Accounting Standards Updates

FASB Accounting Standards Updates (“ASUs”), Leases (Topic 842)

The FASB has issued a series of ASUs which, among other things, supersede ASC Topic 840 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset (“ROU asset”) and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

In addition, the new leases standard requires lessors, among other things, to present lessor costs paid by the lessee to the lessor on a gross basis.

The Corporation adopted the new leases standard during the first quarter of 2019 using the modified retrospective approach. The Corporation elected the practical expedients to not reassess at the date of adoption whether any existing contracts were or contained leases, their lease classification, and initial direct costs. The Corporation also elected the optional transition method that allows application of the transition provisions of the new leases standard at the adoption date, instead of at the earliest comparative period presented. Therefore, comparative periods will continue to be presented in accordance with ASC Topic 840. The Corporation also elected the optional practical expedients that permit the use of hindsight in evaluating lessee options to extend or terminate a lease, and to not apply ASC Topic 842 to all classes of short-term leases. On the other hand, the Corporation did not elect the practical expedient on not separating lease components from nonlease components.

As of January 1, 2019, the Corporation recognized ROU assets of $139 million, net of deferred rent liability of $15 million and lease liabilities of $154 million on its operating leases. In addition, the Corporation recorded a positive cumulative effect adjustment of $4.8 million to retained earnings as a result of the reclassification of previously deferred gains on sale and operating lease back transactions.

In addition, the Corporation early adopted ASU 2019-01 which, among other things, reinstates the specific fair value guidance in ASC Topic 840 for lessors that are not manufacturers or dealers to continue to measure the fair value of an underlying asset at its cost and clarifies that lessors that are depository or lending institutions in the scope of ASC Topic 942 are required to present the principal portion of lessee payments received from sales-type or direct financing leases as cash flows from investing activities. The Corporation was not impacted by the adoption of ASU 2019-01.

FASB Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

The FASB issued ASU 2018-16 in October 2018 which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to other permissible U.S. benchmark rates.

The Corporation adopted ASU 2018-16 during the first quarter of 2019. As such, the Corporation will consider this guidance for qualifying new hedging relationships entered into on or after the effective date.

FASB Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB issued ASU 2018-02 in February 2018, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. These stranded tax effects result from recognizing in income the impact of changes in tax rates even when the related tax effects were recognized in accumulated other comprehensive income. The amendments also require certain disclosures about stranded tax effects.

The Corporation adopted ASU 2018-02 during the first quarter of 2019. As of December 31, 2018, the Corporation maintained a full valuation allowance on the deferred tax assets, which were recognized in accumulated other comprehensive income related to its U.S. operations. As such, the Corporation was not impacted by the adoption of this accounting pronouncement during the first quarter of 2019.

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

The Corporation adopted ASU 2017-12 during the first quarter of 2019. The cumulative effect adjustment recorded to retained earnings to reverse the hedge ineffectiveness as of December 31, 2018 was not significant. There were no changes in presentation since the earnings effect of the hedges and the hedged items are already presented in the same income statement line item. In addition, the Corporation elected to continue to perform subsequent assessments of hedge effectiveness quantitatively.

Additionally, adoption of the following standards effective during the first quarter of 2019 did not have a significant impact on the Corporation’s Consolidated Financial Statements:

•	FASB Accounting Standards Update (“ASU”) 2018-09, Codification Improvements

•	FASB Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•

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

•	FASB Accounting Standards Update (“ASU”) 2017-08, Receivables– Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments– Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

The FASB issued ASU 2019-04 in April 2019, which clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). Amendments to Topic 326 are mainly in the areas of accrued interest receivable, transfers of loans and debt securities between classifications, inclusion of expected recoveries in the allowance for credit losses, and permitting a prepay-adjusted effective interest rate except for TDRs. Amendments to Topic 815 and Topic 825 are mainly in the areas of fair value hedges and equity securities accounted for under the measurement alternative, respectively.

The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Corporation is currently evaluating the impact that the amendments to Topic 326 will have on the CECL implementation. Nonetheless, the Corporation does not anticipate that the amendments to Topic 815 and Topic 825 will have a material effect on its Consolidated Financial Statements.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2018 Form 10-K.

Note 4 – Business combination

On August 1, 2018, Popular, Inc., through its subsidiary Popular Auto, LLC (“Popular Auto”), acquired and assumed from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company, certain assets and liabilities related to their auto finance business in Puerto Rico (the “Reliable Transaction” or “Transaction”). Popular Auto acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. Reliable has continued operating as a Division of Popular Auto in parallel with Popular Auto’s existing operations to provide continuity of service to Reliable customers while allowing Popular to assess best practices before completing the integration of the two operations. The Corporation expects to complete the integration of these operations during the second quarter of 2019 and continue to operate this business under the name of Popular Auto.

Wells Fargo retained approximately $398 million in retail auto loans as part of the Transaction and subsequently sold the same to a third party. Popular Auto has entered into a separate servicing agreement with respect to such loans.

Popular entered into the Transaction as part of its growth strategy to increase its market share in the auto finance business in Puerto Rico.

The following table presents the fair values of the consideration and major classes of identifiable assets acquired and liabilities assumed by the Corporation as of August 1, 2018, net of cumulative measurement period adjustments as of period end.

(In thousands)	Book value prior to purchase accounting adjustments	Fair value adjustments	Measurement period adjustments		As recorded by Popular, Inc.
Cash consideration	$1,843,256	$—	$—		$1,843,256

Assets:
Loans	$1,912,866	$(126,908)[1]	$16,505	[1]	$1,802,463
Premises and equipment	1,246	—	—		1,246
Accrued income receivable	1,466	—	—		1,466
Other assets	5,020	—	(91)		4,929
Trademark	—	488	—		488

Total assets	$1,920,598	$(126,420)	$16,414		$1,810,592

Liabilities:
Other liabilities	$11,164	$—	$—		$11,164

Total liabilities	$11,164	$—	$—		$11,164

Net assets acquired	$1,909,434	$(126,420)	$16,414		$1,799,428

Goodwill on acquisition					$43,828

[1]	The fair value discount is comprised of $106 million related to the retail auto loans portfolio and $4 million related to the commercial loans portfolio.

During the fourth quarter of 2018, measurement period adjustments, amounting to $16.5 million, were made to the estimated fair values of the loans acquired as part of the Transaction to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The increase in the fair value of retail auto loans and commercial loans by $12.2 million and $4.3 million, respectively, was mainly attributed to decreases in credit loss expectations. The related cumulative adjustment to the amortization of the fair value discounts for the retail and commercial portfolios offset each other, resulting in an immaterial impact to the Corporation’s results.

Contractual cash flows for retail auto loans and commercial loans amounted to $1.8 billion and $348 million, respectively, from which $105 million and $3 million, respectively, are not expected to be collected.

For a description of the methods used to determine the fair values of significant assets acquired on the Reliable Transaction, refer to Note 4 of the Consolidated Statements included in the 2018 Form 10-K.

Note 5 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.6 billion at March 31, 2019 (December 31, 2018 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2019, the Corporation held $ 47 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2018 - $ 62 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at March 31, 2019 and December 31, 2018.

	At March 31, 2019
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$3,453,820	$677	$4,064	$3,450,433	2.06%
After 1 to 5 years	4,559,672	34,676	16,420	4,577,928	2.31
After 5 to 10 years	2,988	138	—	3,126	3.06

Total U.S. Treasury securities	8,016,480	35,491	20,484	8,031,487	2.20

Obligations of U.S. Government sponsored entities
Within 1 year	181,084	3	980	180,107	1.45
After 1 to 5 years	85,737	7	1,180	84,564	1.49

Total obligations of U.S. Government sponsored entities	266,821	10	2,160	264,671	1.46

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	6,975	—	166	6,809	—

Total obligations of Puerto Rico, States and political subdivisions	6,975	—	166	6,809	—

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	1,082	—	8	1,074	2.01
After 5 to 10 years	107,033	—	3,502	103,531	1.68
After 10 years	612,396	2,260	17,495	597,161	2.10

Total collateralized mortgage obligations - federal agencies	720,511	2,260	21,005	701,766	2.04

Mortgage-backed securities
Within 1 year	135	1	—	136	4.15
After 1 to 5 years	14,133	206	1	14,338	3.14
After 5 to 10 years	347,822	1,156	5,621	343,357	2.15
After 10 years	4,238,051	19,949	78,307	4,179,693	2.55

Total mortgage-backed securities	4,600,141	21,312	83,929	4,537,524	2.52

Other
After 5 to 10 years	433	5	—	438	3.62

Total other	433	5	—	438	3.62

Total debt securities available-for-sale[1]	$13,611,361	$59,078	$127,744	$13,542,695	2.29%

[1]

Includes $10 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $8.9 billion serve as collateral for public funds.

	At December 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$3,565,571	$108	$5,319	$3,560,360	2.10%
After 1 to 5 years	4,483,741	13,647	35,213	4,462,175	2.25
After 5 to 10 years	245,891	3,770	—	249,661	2.84

Total U.S. Treasury securities	8,295,203	17,525	40,532	8,272,196	2.21

Obligations of U.S. Government sponsored entities
Within 1 year	212,951	—	1,406	211,545	1.44
After 1 to 5 years	123,857	1	2,094	121,764	1.51

Total obligations of U.S. Government sponsored entities	336,808	1	3,500	333,309	1.47

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,926	—	184	6,742	0.70

Total obligations of Puerto Rico, States and political subdivisions	6,926	—	184	6,742	0.70

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	749	—	7	742	1.92
After 5 to 10 years	115,744	1	4,715	111,030	1.71
After 10 years	638,995	1,584	23,680	616,899	2.10

Total collateralized mortgage obligations - federal agencies	755,488	1,585	28,402	728,671	2.04

Mortgage-backed securities
Within 1 year	431	4	—	435	4.30
After 1 to 5 years	6,762	43	1	6,804	2.74
After 5 to 10 years	365,727	1,090	8,499	358,318	2.19
After 10 years	3,710,731	10,679	128,189	3,593,221	2.45

Total mortgage-backed securities	4,083,651	11,816	136,689	3,958,778	2.43

Other
After 5 to 10 years	486	2	—	488	3.62

Total other	486	2	—	488	3.62

Total debt securities available-for-sale[1]	$13,478,562	$30,929	$209,307	$13,300,184	2.25%

[1]

Includes $8.9 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $7.9 billion serve as collateral for public funds.

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

There were no debt securities sold during the quarters ended March 31, 2019 and March 31, 2018.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	At March 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$1,473,943	$76	$2,604,306	$20,408	$4,078,249	$20,484
Obligations of U.S. Government sponsored entities	—	—	263,499	2,160	263,499	2,160
Obligations of Puerto Rico, States and political subdivisions	—	—	6,809	166	6,809	166
Collateralized mortgage obligations - federal agencies	3,447	5	480,426	21,000	483,873	21,005
Mortgage-backed securities	18,074	220	3,460,223	83,709	3,478,297	83,929

Total debt securities available-for-sale in an unrealized loss position	$1,495,464	$301	$6,815,263	$127,443	$8,310,727	$127,744

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$3,189,007	$4,188	$2,607,276	$36,343	$5,796,283	$40,531
Obligations of U.S. Government sponsored entities	14,847	46	318,271	3,454	333,118	3,500
Obligations of Puerto Rico, States and political subdivisions	—	—	6,742	184	6,742	184
Collateralized mortgage obligations - federal agencies	66,652	489	587,869	27,913	654,521	28,402
Mortgage-backed securities	125,872	2,280	3,478,635	134,410	3,604,507	136,690

Total debt securities available-for-sale in an unrealized loss position	$3,396,378	$7,003	$6,998,793	$202,304	$10,395,171	$209,307

As of March 31, 2019, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $128 million, driven mainly by mortgage-backed securities, U.S. Treasury securities and collateralized mortgage obligations.

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

At March 31, 2019, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At March 31, 2019, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the debt securities prior to recovery of their amortized cost basis.

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

	March 31, 2019		December 31, 2018
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,273,409	$3,220,000	$2,999,110	$2,901,904
Freddie Mac	1,312,120	1,293,207	1,095,855	1,058,013

Note 7 – Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at March 31, 2019 and December 31, 2018.

	At March 31, 2019
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,670	$—	$31	$3,639	6.01%
After 1 to 5 years	17,255	—	205	17,050	6.10
After 5 to 10 years	20,585	—	1,502	19,083	3.19
After 10 years	45,831	5,751	14	51,568	1.76

Total obligations of Puerto Rico, States and political subdivisions	87,341	5,751	1,752	91,340	3.13

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	53	3	—	56	6.44

Total collateralized mortgage obligations - federal agencies	53	3	—	56	6.44

Securities in wholly owned statutory business trusts
After 10 years	11,561	—	—	11,561	6.51

Total securities in wholly owned statutory business trusts	11,561	—	—	11,561	6.51

Other
After 1 to 5 years	500	—	—	500	2.97

Total other	500	—	—	500	2.97

Total debt securities held-to-maturity	$99,455	$5,754	$1,752	$103,457	3.53%

	At December 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,510	$—	$36	$3,474	5.99%
After 1 to 5 years	16,505	—	1,081	15,424	6.07
After 5 to 10 years	23,885	—	1,704	22,181	3.61
After 10 years	45,559	3,943	47	49,455	1.79

Total obligations of Puerto Rico, States and political subdivisions	89,459	3,943	2,868	90,534	3.23

Collateralized mortgage obligations - federal agencies
After 5 to 10 years	55	3	—	58	5.45

Total collateralized mortgage obligations - federal agencies	55	3	—	58	5.45

Securities in wholly owned statutory business trusts
After 10 years	11,561	—	—	11,561	6.51

Total securities in wholly owned statutory business trusts	11,561	—	—	11,561	6.51

Other
After 1 to 5 years	500	—	—	500	2.97

Total other	500	—	—	500	2.97

Total debt securities held-to-maturity	$101,575	$3,946	$2,868	$102,653	3.60%

Debt securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018.

	At March 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$14,695	$250	$11,118	$1,502	$25,813	$1,752

Total debt securities held-to-maturity in an unrealized loss position	$14,695	$250	$11,118	$1,502	$25,813	$1,752

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868

Total debt securities held-to-maturity in an unrealized loss position	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868

As indicated in Note 6 to these Consolidated Financial Statements, management evaluates debt securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2019 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $42 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds.

The portfolio also includes $45 million in securities for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties, not the central government, but in which a government instrumentality provides a guarantee in the event of default and subsequent foreclosure of the underlying property. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at March 31, 2019. A deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell debt securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these debt securities prior to recovery of their amortized cost basis.

Refer to Note 21 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 —Summary of Significant Accounting Policies of the 2018 Form 10-K.

As previously disclosed in Note 4, as a result of the Reliable Transaction completed on August 1, 2018, Popular Auto, LLC, acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. These loans are included in the information presented in this note.

During the quarter ended March 31, 2019, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $81 million and consumer loans of $69 million, compared to purchases (including repurchases) of mortgage loans of $156 million and consumer loans of $51 million, during the quarter ended March 31, 2018.

The Corporation performed whole-loan sales involving approximately $12 million of residential mortgage loans and $8 million of commercial loans during the quarter ended March 31, 2019 (March 31, 2018 - $10 million of residential mortgage loans). Also, during the quarter ended March 31, 2019, the Corporation securitized approximately $71 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $21 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $112 million and $26 million, respectively, during the quarter ended March 31, 2018.

Delinquency status

The following table presents the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at March 31, 2019 and December 31, 2018.

March 31, 2019
Puerto Rico
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$729	$1,347	$692	$2,768	$150,494	$153,262	$646	$—
Commercial real estate:
Non-owner occupied	12,605	21,432	91,872	125,909	2,174,869	2,300,778	38,189	—
Owner occupied	14,279	3,350	99,557	117,186	1,573,993	1,691,179	83,607	—
Commercial and industrial	4,473	435	44,148	49,056	3,196,847	3,245,903	43,851	297
Construction	—	—	1,788	1,788	89,584	91,372	1,788	—
Mortgage	278,233	131,178	974,718	1,384,129	4,991,459	6,375,588	317,850	532,809
Leasing	8,202	2,409	2,525	13,136	950,096	963,232	2,525	—
Consumer:
Credit cards	9,732	6,093	16,639	32,464	983,124	1,015,588	—	16,639
Home equity lines of credit	6	58	—	64	4,835	4,899	—	—
Personal	12,180	8,506	17,760	38,446	1,233,178	1,271,624	17,178	62
Auto	57,106	10,955	25,172	93,233	2,648,862	2,742,095	25,162	10
Other	1,598	468	15,013	17,079	123,751	140,830	14,196	817

Total	$399,143	$186,231	$1,289,884	$1,875,258	$18,121,092	$19,996,350	$544,992	$550,634

[1]   Loans HIP of $194 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

March 31, 2019
Popular U.S.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$1,197	$2,555	$—	$3,752	$1,388,268	$1,392,020	$—	$—
Commercial real estate:
Non-owner occupied	2,329	—	—	2,329	1,851,166	1,853,495	—	—
Owner occupied	4,775	—	2,064	6,839	306,708	313,547	2,064	—
Commercial and industrial	1,237	50	63,588	64,875	1,043,251	1,108,126	797	—
Construction	10,343	—	12,060	22,403	677,545	699,948	12,060	—
Mortgage	14,328	1,241	9,808	25,377	806,215	831,592	9,808	—
Legacy	61	13	2,583	2,657	21,747	24,404	2,583	—
Consumer:
Credit cards	—	—	2	2	33	35	2	—
Home equity lines of credit	451	388	12,087	12,926	119,956	132,882	12,087	—
Personal	1,957	1,301	1,809	5,067	290,041	295,108	1,809	—
Other	4	6	—	10	191	201	—	—

Total	$36,682	$5,554	$104,001	$146,237	$6,505,121	$6,651,358	$41,210	$—

[1]

Loans HIP of $63 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

March 31, 2019
Popular, Inc.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP[3] [4]	Non-accrual loans	Accruing loans[5]
Commercial multi-family	$1,926	$3,902	$692	$6,520	$1,538,762	$1,545,282	$646	$—
Commercial real estate:
Non-owner occupied	14,934	21,432	91,872	128,238	4,026,035	4,154,273	38,189	—
Owner occupied	19,054	3,350	101,621	124,025	1,880,701	2,004,726	85,671	—
Commercial and industrial	5,710	485	107,736	113,931	4,240,098	4,354,029	44,648	297
Construction	10,343	—	13,848	24,191	767,129	791,320	13,848	—
Mortgage[1]	292,561	132,419	984,526	1,409,506	5,797,674	7,207,180	327,658	532,809
Leasing	8,202	2,409	2,525	13,136	950,096	963,232	2,525	—
Legacy[2]	61	13	2,583	2,657	21,747	24,404	2,583	—
Consumer:
Credit cards	9,732	6,093	16,641	32,466	983,157	1,015,623	2	16,639
Home equity lines of credit	457	446	12,087	12,990	124,791	137,781	12,087	—
Personal	14,137	9,807	19,569	43,513	1,523,219	1,566,732	18,987	62
Auto	57,106	10,955	25,172	93,233	2,648,862	2,742,095	25,162	10
Other	1,602	474	15,013	17,089	123,942	141,031	14,196	817

Total	$435,825	$191,785	$1,393,885	$2,021,495	$24,626,213	$26,647,708	$586,202	$550,634

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

[3] Loans held-in-portfolio are net of $161 million in unearned income and exclude $44 million in loans held-for-sale.

[4]   Includes $6.6 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the Federal Home Loan Bank (“FHLB”) as collateral for borrowings and $2.0 billion at the Federal Reserve Bank (“FRB”) for discount window borrowings.

[5]   Loans HIP of $257 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2018
Puerto Rico
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$1,441	$112	$598	$2,151	$143,477	$145,628	$546	$—
Commercial real estate:
Non-owner occupied	92,075	839	45,691	138,605	2,183,996	2,322,601	39,257	—
Owner occupied	6,681	10,839	99,235	116,755	1,605,498	1,722,253	88,069	—
Commercial and industrial	4,137	641	55,321	60,099	3,122,062	3,182,161	55,078	243
Construction	—	—	1,788	1,788	84,167	85,955	1,788	—
Mortgage	275,367	128,104	1,043,607	1,447,078	4,986,245	6,433,323	323,565	595,525
Leasing	7,663	1,827	3,313	12,803	921,970	934,773	3,313	—
Consumer:
Credit cards	9,504	7,391	16,035	32,930	1,014,343	1,047,273	—	16,035
Home equity lines of credit	—	97	165	262	5,089	5,351	11	154
Personal	13,069	7,907	18,515	39,491	1,211,134	1,250,625	17,887	35
Auto	52,204	9,862	24,177	86,243	2,522,542	2,608,785	24,050	127
Other	566	288	14,958	15,812	128,932	144,744	14,534	424

Total	$462,707	$167,907	$1,323,403	$1,954,017	$17,929,455	$19,883,472	$568,098	$612,543

[1]   Non-covered loans HIP of $143 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2018
Popular U.S.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans[1]
Commercial multi-family	$3,163	$—	$—	$3,163	$1,398,377	$1,401,540	$—	$—
Commercial real estate:
Non-owner occupied	707	288	365	1,360	1,880,384	1,881,744	365	—
Owner occupied	5,125	1,728	381	7,234	291,705	298,939	381	—
Commercial and industrial	2,354	995	73,726	77,075	1,011,078	1,088,153	330	—
Construction	—	—	12,060	12,060	681,434	693,494	12,060	—
Mortgage	13,615	3,197	11,033	27,845	774,090	801,935	11,033	—
Legacy	195	445	2,627	3,267	22,682	25,949	2,627	—
Consumer:
Credit cards	2	—	—	2	36	38	—	—
Home equity lines of credit	886	464	13,579	14,929	128,123	143,052	13,579	—
Personal	2,319	1,723	2,610	6,652	282,697	289,349	2,610	—
Other	—	—	4	4	220	224	4	—

Total	$28,366	$8,840	$116,385	$153,591	$6,470,826	$6,624,417	$42,989	$—

[1]   Non-covered loans HIP of $73 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2018
Popular, Inc.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP[3] [4]	Non-accrual loans	Accruing loans[5]
Commercial multi-family	$4,604	$112	$598	$5,314	$1,541,854	$1,547,168	$546	$—
Commercial real estate:
Non-owner occupied	92,782	1,127	46,056	139,965	4,064,380	4,204,345	39,622	—
Owner occupied	11,806	12,567	99,616	123,989	1,897,203	2,021,192	88,450	—
Commercial and industrial	6,491	1,636	129,047	137,174	4,133,140	4,270,314	55,408	243
Construction	—	—	13,848	13,848	765,601	779,449	13,848	—
Mortgage[1]	288,982	131,301	1,054,640	1,474,923	5,760,335	7,235,258	334,598	595,525
Leasing	7,663	1,827	3,313	12,803	921,970	934,773	3,313	—
Legacy[2]	195	445	2,627	3,267	22,682	25,949	2,627	—
Consumer:
Credit cards	9,506	7,391	16,035	32,932	1,014,379	1,047,311	—	16,035
Home equity lines of credit	886	561	13,744	15,191	133,212	148,403	13,590	154
Personal	15,388	9,630	21,125	46,143	1,493,831	1,539,974	20,497	35
Auto	52,204	9,862	24,177	86,243	2,522,542	2,608,785	24,050	127
Other	566	288	14,962	15,816	129,152	144,968	14,538	424

Total	$491,073	$176,747	$1,439,788	$2,107,608	$24,400,281	$26,507,889	$611,087	$612,543

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

[3] Loans held-in-portfolio are net of $156 million in unearned income and exclude $51 million in loans held-for-sale.

[4]   Includes $6.9 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.8 billion were pledged at the FHLB as collateral for borrowings and $2.1 billion at the FRB for discount window borrowings.

[5]   Non-covered loans HIP of $216 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

At March 31, 2019, mortgage loans held-in-portfolio include $1.4 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $535 million are 90 days or more past due, including $106 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2018 - $1.4 billion, $598 million and $134 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $292 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of March 31, 2019 (December 31, 2018 - $283 million). Additionally, the Corporation has approximately $67 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at March 31, 2019 (December 31, 2018 - $69 million).

Loans with a delinquency status of 90 days past due as of March 31, 2019 include $106 million in loans previously pooled into GNMA securities (December 31, 2018 - $134 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability.

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.1 billion at March 31, 2019 (December 31, 2018—$2.2 billion). The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”).

The following table provides the carrying amount of acquired loans accounted for under ASC 310-30 by portfolio at March 31, 2019 and December 31, 2018.

Carrying amount
(In thousands)	March 31, 2019	December 31, 2018
Commercial real estate	$775,292	$801,774
Commercial and industrial	145,835	84,465
Mortgage	896,761	982,821
Consumer	13,369	14,496

Carrying amount	1,831,257	1,883,556
Allowance for loan losses	(124,147)	(122,135)

Carrying amount, net of allowance	$1,707,110	$1,761,421

At March 31, 2019, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2019 and 2018, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended
(In thousands)	March 31, 2019	March 31, 2018
Beginning balance	$1,883,556	$2,108,993
Additions	5,220	5,272
Accretion	37,404	42,060
Collections / loan sales / charge-offs	(94,923)	(71,134)

Ending balance[1]	$1,831,257	$2,085,191
Allowance for loan losses	(124,147)	(146,120)

Ending balance, net of ALLL	$1,707,110	$1,939,071

[1]	At March 31, 2019, includes $1.3 billion of loans considered non-credit impaired at the acquisition date (March 31, 2018 - $1.5 billion).

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended
(In thousands)	March 31, 2019	March 31, 2018
Beginning balance	$1,092,504	$1,214,488
Additions	2,890	3,437
Accretion	(37,404)	(42,060)
Change in expected cash flows	10,177	28,861

Ending balance[1]	$1,068,167	$1,204,726

[1]	At March 31, 2019, includes $0.7 billion for loans considered non-credit impaired at the acquisition date (March 31, 2018 - $0.9 billion).

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

For the period ended March 31, 2019, 41% (March 31, 2018 - 45%) of the ALLL for the BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial and personal loans portfolios for 2019 and in the mortgage, leasing, credit cards and auto loans portfolios for 2018.

For the period ended March 31, 2019, 23% (March 31, 2018 - 5%) of the Popular U.S. segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the consumer portfolio for 2019 and 2018.

•

Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis is used to select these indicators and quantify the effect on the general ALLL. The Corporation’s methodology also includes qualitative judgmental reserves based on stressed credit quality assumptions to provide for probable losses in the loan portfolios not embedded in the historical loss rates.

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters ended March 31, 2019 and 2018.

For the quarter ended March 31, 2019
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(1,689)	(81)	6,061	(891)	28,054	31,454
Charge-offs	(19,461)	(22)	(13,174)	(2,096)	(35,869)	(70,622)
Recoveries	2,867	39	1,991	610	10,886	16,393

Ending balance	$188,931	$822	$137,856	$9,109	$147,665	$484,383

Specific ALLL	$33,253	$19	$40,779	$321	$23,350	$97,722

General ALLL	$155,678	$803	$97,077	$8,788	$124,315	$386,661

Loans held-in-portfolio:
Impaired non-covered loans	$381,803	$1,788	$515,365	$1,018	$101,887	$1,001,861
Non-covered loans held-in-portfolio excluding impaired loans	7,009,319	89,584	5,860,223	962,214	5,073,149	18,994,489

Total loans held-in-portfolio	$7,391,122	$91,372	$6,375,588	$963,232	$5,175,036	$19,996,350

For the quarter ended March 31, 2019
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	6,491	128	237	(855)	4,370	10,371
Charge-offs	(3,481)	—	(251)	164	(5,651)	(9,219)
Recoveries	647	8	22	551	1,675	2,903

Ending balance	$35,558	$6,674	$4,442	$829	$18,742	$66,245

Specific ALLL	$223	$—	$2,360	$—	$1,653	$4,236

General ALLL	$35,335	$6,674	$2,082	$829	$17,089	$62,009

Loans held-in-portfolio:
Impaired loans	$1,691	$12,060	$9,438	$—	$8,987	$32,176
Loans held-in-portfolio excluding impaired loans	4,665,497	687,888	822,154	24,404	419,239	6,619,182

Total loans held-in-portfolio	$4,667,188	$699,948	$831,592	$24,404	$428,226	$6,651,358

For the quarter ended March 31, 2019
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	4,802	47	6,298	(855)	(891)	32,424	41,825
Charge-offs	(22,942)	(22)	(13,425)	164	(2,096)	(41,520)	(79,841)
Recoveries	3,514	47	2,013	551	610	12,561	19,296

Ending balance	$224,489	$7,496	$142,298	$829	$9,109	$166,407	$550,628

Specific ALLL	$33,476	$19	$43,139	$—	$321	$25,003	$101,958

General ALLL	$191,013	$7,477	$99,159	$829	$8,788	$141,404	$448,670

Loans held-in-portfolio:
Impaired loans	$383,494	$13,848	$524,803	$—	$1,018	$110,874	$1,034,037
Loans held-in-portfolio excluding impaired loans	11,674,816	777,472	6,682,377	24,404	962,214	5,492,388	25,613,671

Total loans held-in-portfolio	$12,058,310	$791,320	$7,207,180	$24,404	$963,232	$5,603,262	$26,647,708

For the quarter ended March 31, 2018
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$171,531	$1,286	$159,081	$11,991	$174,215	$518,104
Provision	20,934	1,163	7,464	2,914	24,243	56,718
Charge-offs	(6,789)	48	(13,791)	(2,513)	(28,372)	(51,417)
Recoveries	2,846	160	547	520	6,117	10,190

Ending balance	$188,522	$2,657	$153,301	$12,912	$176,203	$533,595

Specific ALLL	$45,028	$474	$44,419	$448	$22,955	$113,324

General ALLL	$143,494	$2,183	$108,882	$12,464	$153,248	$420,271

Loans held-in-portfolio:
Impaired non-covered loans	$352,064	$4,293	$510,849	$1,361	$97,730	$966,297
Non-covered loans held-in-portfolio excluding impaired loans	6,770,732	89,565	5,844,857	837,022	3,231,207	16,773,383

Total non-covered loans held-in-portfolio	$7,122,796	$93,858	$6,355,706	$838,383	$3,328,937	$17,739,680

For the quarter ended March 31, 2018
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$32,521	$—	$723	$33,244
Provision (reversal of provision)	—	—	2,265	—	(535)	1,730
Charge-offs	—	—	(1,446)	—	(2)	(1,448)
Recoveries	—	—	82	—	2	84

Ending balance	$—	$—	$33,422	$—	$188	$33,610

Specific ALLL	$—	$—	$—	$—	$—	$—

General ALLL	$—	$—	$33,422	$—	$188	$33,610

Loans held-in-portfolio:
Impaired covered loans	$—	$—	$—	$—	$—	$—
Covered loans held-in-portfolio excluding impaired loans	—	—	500,683	—	13,928	514,611

Total covered loans held-in-portfolio	$—	$—	$500,683	$—	$13,928	$514,611

For the quarter ended March 31, 2018
Popular U.S.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,134	$7,076	$4,541	$798	$15,529	$72,078
Provision (reversal of provision)	10,555	16	(118)	(477)	2,639	12,615
Charge-offs	(8,396)	—	(82)	(157)	(6,316)	(14,951)
Recoveries	1,566	—	386	488	1,191	3,631

Ending balance	$47,859	$7,092	$4,727	$652	$13,043	$73,373

Specific ALLL	$—	$—	$2,496	$—	$1,195	$3,691

General ALLL	$47,859	$7,092	$2,231	$652	$11,848	$69,682

Loans held-in-portfolio:
Impaired loans	$—	$—	$9,073	$—	$5,853	$14,926
Loans held-in-portfolio excluding impaired loans	4,345,711	799,533	699,865	31,167	457,055	6,333,331

Total loans held-in-portfolio	$4,345,711	$799,533	$708,938	$31,167	$462,908	$6,348,257

For the quarter ended March 31, 2018
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,665	$8,362	$196,143	$798	$11,991	$190,467	$623,426
Provision (reversal of provision)	31,489	1,179	9,611	(477)	2,914	26,347	71,063
Charge-offs	(15,185)	48	(15,319)	(157)	(2,513)	(34,690)	(67,816)
Recoveries	4,412	160	1,015	488	520	7,310	13,905

Ending balance	$236,381	$9,749	$191,450	$652	$12,912	$189,434	$640,578

Specific ALLL	$45,028	$474	$46,915	$—	$448	$24,150	$117,015

General ALLL	$191,353	$9,275	$144,535	$652	$12,464	$165,284	$523,563

Loans held-in-portfolio:
Impaired loans	$352,064	$4,293	$519,922	$—	$1,361	$103,583	$981,223
Loans held-in-portfolio excluding impaired loans	11,116,443	889,098	7,045,405	31,167	837,022	3,702,190	23,621,325

Total loans held-in-portfolio	$11,468,507	$893,391	$7,565,327	$31,167	$838,383	$3,805,773	$24,602,548

The following table provides the activity in the allowance for loan losses related to loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2019	March 31, 2018
Balance at beginning of period	$122,135	$119,505
Provision	7,726	37,335
Net charge-offs	(5,714)	(10,720)

Balance at end of period	$124,147	$146,120

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2019 and December 31, 2018.

March 31, 2019
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$924	$924	$4	$—	$—	$924	$924	$4
Commercial real estate non-owner occupied	72,891	73,589	22,536	102,971	149,106	175,862	222,695	22,536
Commercial real estate owner occupied	112,326	131,793	7,462	27,300	59,652	139,626	191,445	7,462
Commercial and industrial	55,496	68,923	3,251	9,895	20,139	65,391	89,062	3,251
Construction	1,788	1,788	19	—	—	1,788	1,788	19
Mortgage	414,984	466,878	40,779	100,381	135,035	515,365	601,913	40,779
Leasing	1,018	1,018	321	—	—	1,018	1,018	321
Consumer:
Credit cards	27,879	27,879	4,200	—	—	27,879	27,879	4,200
Personal	71,607	71,607	18,751	—	—	71,607	71,607	18,751
Auto	1,163	1,163	229	—	—	1,163	1,163	229
Other	1,238	1,238	170	—	—	1,238	1,238	170

Total Puerto Rico	$761,314	$846,800	$97,722	$240,547	$363,932	$1,001,861	$1,210,732	$97,722

March 31, 2019
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial real estate owner occupied	$1,691	$1,713	$223	$—	$—	$1,691	$1,713	$223
Construction	—	—	—	12,060	18,127	12,060	18,127	—
Mortgage	6,914	8,526	2,360	2,524	3,548	9,438	12,074	2,360
Consumer:
HELOCs	6,830	6,914	1,393	1,358	1,452	8,188	8,366	1,393
Personal	631	632	260	168	231	799	863	260

Total Popular U.S.	$16,066	$17,785	$4,236	$16,110	$23,358	$32,176	$41,143	$4,236

March 31, 2019
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$924	$924	$4	$—	$—	$924	$924	$4
Commercial real estate non-owner occupied	72,891	73,589	22,536	102,971	149,106	175,862	222,695	22,536
Commercial real estate owner occupied	114,017	133,506	7,685	27,300	59,652	141,317	193,158	7,685
Commercial and industrial	55,496	68,923	3,251	9,895	20,139	65,391	89,062	3,251
Construction	1,788	1,788	19	12,060	18,127	13,848	19,915	19
Mortgage	421,898	475,404	43,139	102,905	138,583	524,803	613,987	43,139
Leasing	1,018	1,018	321	—	—	1,018	1,018	321
Consumer:
Credit Cards	27,879	27,879	4,200	—	—	27,879	27,879	4,200
HELOCs	6,830	6,914	1,393	1,358	1,452	8,188	8,366	1,393
Personal	72,238	72,239	19,011	168	231	72,406	72,470	19,011
Auto	1,163	1,163	229	—	—	1,163	1,163	229
Other	1,238	1,238	170	—	—	1,238	1,238	170

Total Popular, Inc.	$777,380	$864,585	$101,958	$256,657	$387,290	$1,034,037	$1,251,875	$101,958

December 31, 2018
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$—	$—	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	—	—	1,788	1,788	56
Mortgage	408,767	458,010	38,760	100,701	135,084	509,468	593,094	38,760
Leasing	1,099	1,099	320	—	—	1,099	1,099	320
Consumer:
Credit cards	28,829	28,829	4,571	—	—	28,829	28,829	4,571
Personal	72,989	72,989	19,098	—	—	72,989	72,989	19,098
Auto	1,161	1,161	228	—	—	1,161	1,161	228
Other	1,256	1,256	186	—	—	1,256	1,256	186

Total Puerto Rico	$781,204	$852,117	$115,409	$233,904	$354,915	$1,015,108	$1,207,032	$115,409

December 31, 2018
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Construction	$—	$—	$—	$12,060	$18,127	$12,060	$18,127	$—
Mortgage	7,237	8,899	2,451	2,183	3,127	9,420	12,026	2,451
Consumer:
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	631	631	252	142	143	773	774	252

Total Popular U.S.	$14,104	$15,815	$4,261	$15,883	$22,969	$29,987	$38,784	$4,261

December 31, 2018
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$—	$—	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	12,060	18,127	13,848	19,915	56
Mortgage	416,004	466,909	41,211	102,884	138,211	518,888	605,120	41,211
Leasing	1,099	1,099	320	—	—	1,099	1,099	320
Consumer:
Credit Cards	28,829	28,829	4,571	—	—	28,829	28,829	4,571
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	73,620	73,620	19,350	142	143	73,762	73,763	19,350
Auto	1,161	1,161	228	—	—	1,161	1,161	228
Other	1,256	1,256	186	—	—	1,256	1,256	186

Total Popular, Inc.	$795,308	$867,932	$119,670	$249,787	$377,884	$1,045,095	$1,245,816	$119,670

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2019 and 2018.

For the quarter ended March 31, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$928	$12	$—	$—	$928	$12
Commercial real estate non-owner occupied	178,725	1,712	—	—	178,725	1,712
Commercial real estate owner occupied	139,846	1,458	846	—	140,692	1,458
Commercial and industrial	70,662	745	—	—	70,662	745
Construction	1,788	—	12,060	—	13,848	—
Mortgage	512,417	4,026	9,429	40	521,846	4,066
Leasing	1,059	—	—	—	1,059	—
Consumer:
Credit cards	28,354	—	—	—	28,354	—
HELOCs	—	—	7,962	—	7,962	—
Personal	72,298	69	786	—	73,084	69
Auto	1,162	—	—	—	1,162	—
Other	1,247	—	—	—	1,247	—

Total Popular, Inc.	$1,008,486	$8,022	$31,083	$40	$1,039,569	$8,062

For the quarter ended March 31, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$168	$2	$—	$—	$168	$2
Commercial real estate non-owner occupied	123,359	1,366	—	—	123,359	1,366
Commercial real estate owner occupied	153,453	1,486	—	—	153,453	1,486
Commercial and industrial	60,780	582	—	—	60,780	582
Construction	2,147	—	—	—	2,147	—
Mortgage	509,941	6,580	9,158	43	519,099	6,623
Leasing	1,409	—	—	—	1,409	—
Consumer:
Credit cards	33,471	—	—	—	33,471	—
HELOCs	—	—	4,685	—	4,685	—
Personal	61,745	—	771	—	62,516	—
Auto	1,885	—	—	—	1,885	—
Other	1,355	—	—	—	1,355	—

Total Popular, Inc.	$949,713	$10,016	$14,614	$43	$964,327	$10,059

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2018 Form 10-K.

TDRs amounted to $1.5 billion at March 31, 2019 (December 31, 2018 - $1.5 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $12 million related to the commercial loan portfolio at March 31, 2019 (December 31, 2018 - $16 million).

At March 31, 2019, the mortgage loan TDRs include $570 million guaranteed by U.S. sponsored entities at BPPR, compared to $543 million at December 31, 2018.

The following table presents the loans classified as TDRs according to their accruing status and the related allowance at March 31, 2019 and December 31, 2018.

	March 31, 2019				December 31, 2018
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$224,648	$120,371	$345,019	$29,274	$229,758	$130,921	$360,679	$46,889
Construction	—	1,788	1,788	19	—	1,788	1,788	56
Mortgage	939,985	134,517	1,074,502	41,913	906,712	135,758	1,042,470	41,211
Leases	705	313	1,018	321	668	440	1,108	320
Consumer	92,131	15,557	107,688	24,494	94,193	15,651	109,844	24,523

Loans held-in-portfolio	$1,257,469	$272,546	$1,530,015	$96,021	$1,231,331	$284,558	$1,515,889	$112,999

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2019 and 2018. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

For the quarter ended March 31, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	1	—	—
Commercial real estate owner occupied	—	10	—	—
Commercial and industrial	—	16	—	—
Mortgage	6	27	157	—
Consumer:
Credit cards	122	—	1	66
HELOCs	—	6	4	—
Personal	152	2	—	—
Auto	—	2	—	—
Other	6	—	—	—

Total	286	64	162	66

For the quarter ended March 31, 2018
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	5	—	—
Commercial real estate owner occupied	—	19	—	—
Commercial and industrial	3	19	—	—
Construction	1	—	—	—
Mortgage	19	4	36	23
Consumer:
Credit cards	131	—	—	150
HELOCs	—	5	4	—
Personal	160	2	—	—
Auto	—	—	1	—
Other	7	—	1	—

Total	323	54	42	173

The following tables present, by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2019 and 2018.

For the quarter ended March 31, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$314	$311	$18
Commercial real estate owner occupied	10	2,019	1,973	19
Commercial and industrial	16	3,943	4,479	314
Mortgage	190	20,732	18,591	671
Consumer:
Credit cards	189	1,543	1,530	171
HELOCs	10	694	621	55
Personal	154	3,147	3,153	805
Auto	2	25	23	4
Other	6	13	13	2

Total	578	$32,430	$30,694	$2,059

For the quarter ended March 31, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	7	$22,986	$22,923	$6,800
Commercial real estate owner occupied	19	4,974	4,269	138
Commercial and industrial	22	11,069	10,523	(110)
Construction	1	4,210	4,293	474
Mortgage	82	10,273	8,919	457
Consumer:
Credit cards	281	2,926	3,301	454
HELOCs	9	865	856	267
Personal	162	3,072	3,070	1,010
Auto	1	134	132	23
Other	8	157	155	26

Total	592	$60,666	$58,441	$9,539

The following tables present, by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment as of period end is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Defaulted during the quarter ended March 31, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$47
Commercial real estate owner occupied	2	427
Commercial and industrial	1	50
Mortgage	8	745
Leasing	1	22
Consumer:
Credit cards	104	1,087
Personal	68	1,352

Total	185	$3,730

Defaulted during the quarter ended March 31, 2018
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$86
Commercial and industrial	5	72
Mortgage	17	2,572
Consumer:
Credit cards	48	1,342
Personal	30	889

Total	102	$4,961

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2019 and December 31, 2018. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2018.

March 31, 2019
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,570	$4,498	$3,660	$—	$—	$9,728	$143,534	$153,262
Commercial real estate non-owner occupied	497,509	176,551	336,675	12,929	—	1,023,664	1,277,114	2,300,778
Commercial real estate owner occupied	250,970	168,665	282,766	1,967	—	704,368	986,811	1,691,179
Commercial and industrial	644,293	107,703	153,796	176	69	906,037	2,339,866	3,245,903

Total Commercial	1,394,342	457,417	776,897	15,072	69	2,643,797	4,747,325	7,391,122
Construction	—	515	1,788	—	—	2,303	89,069	91,372
Mortgage	2,456	1,415	148,860	—	—	152,731	6,222,857	6,375,588
Leasing	—	—	2,387	—	138	2,525	960,707	963,232
Consumer:
Credit cards	—	—	16,639	—	—	16,639	998,949	1,015,588
HELOCs	—	—	—	—	—	—	4,899	4,899
Personal	526	17	18,057	—	—	18,600	1,253,024	1,271,624
Auto	—	—	25,007	—	166	25,173	2,716,922	2,742,095
Other	92	—	14,851	—	196	15,139	125,691	140,830

Total Consumer	618	17	74,554	—	362	75,551	5,099,485	5,175,036

Total Puerto Rico	$1,397,416	$459,364	$1,004,486	$15,072	$569	$2,876,907	$17,119,443	$19,996,350

Popular U.S.
Commercial multi-family	$63,208	$7,073	$1,878	$—	$—	$72,159	$1,319,861	$1,392,020
Commercial real estate non-owner occupied	117,685	22,155	70,373	—	—	210,213	1,643,282	1,853,495
Commercial real estate owner occupied	48,393	46,811	7,039	—	—	102,243	211,304	313,547
Commercial and industrial	9,883	697	73,464	—	—	84,044	1,024,082	1,108,126

Total Commercial	239,169	76,736	152,754	—	—	468,659	4,198,529	4,667,188
Construction	25,826	28,074	58,515	—	—	112,415	587,533	699,948
Mortgage	—	—	9,807	—	—	9,807	821,785	831,592
Legacy	366	—	1,079	—	—	1,445	22,959	24,404
Consumer:
Credit cards	—	—	2	—	—	2	33	35
HELOCs	—	—	2,462	—	9,625	12,087	120,795	132,882
Personal	—	—	1,419	—	390	1,809	293,299	295,108
Other	—	—	—	—	—	—	201	201

Total Consumer	—	—	3,883	—	10,015	13,898	414,328	428,226

Total Popular U.S.	$265,361	$104,810	$226,038	$—	$10,015	$606,224	$6,045,134	$6,651,358

Popular, Inc.
Commercial multi-family	$64,778	$11,571	$5,538	$—	$—	$81,887	$1,463,395	$1,545,282
Commercial real estate non-owner occupied	615,194	198,706	407,048	12,929	—	1,233,877	2,920,396	4,154,273
Commercial real estate owner occupied	299,363	215,476	289,805	1,967	—	806,611	1,198,115	2,004,726
Commercial and industrial	654,176	108,400	227,260	176	69	990,081	3,363,948	4,354,029

Total Commercial	1,633,511	534,153	929,651	15,072	69	3,112,456	8,945,854	12,058,310
Construction	25,826	28,589	60,303	—	—	114,718	676,602	791,320
Mortgage	2,456	1,415	158,667	—	—	162,538	7,044,642	7,207,180
Legacy	366	—	1,079	—	—	1,445	22,959	24,404
Leasing	—	—	2,387	—	138	2,525	960,707	963,232
Consumer:
Credit cards	—	—	16,641	—	—	16,641	998,982	1,015,623
HELOCs	—	—	2,462	—	9,625	12,087	125,694	137,781
Personal	526	17	19,476	—	390	20,409	1,546,323	1,566,732
Auto	—	—	25,007	—	166	25,173	2,716,922	2,742,095
Other	92	—	14,851	—	196	15,139	125,892	141,031

Total Consumer	618	17	78,437	—	10,377	89,449	5,513,813	5,603,262

Total Popular, Inc.	$1,662,777	$564,174	$1,230,524	$15,072	$10,584	$3,483,131	$23,164,577	$26,647,708

The following table presents the weighted average obligor risk rating at March 31, 2019 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:	Substandard	Pass
Commercial multi-family	11.18	6.02
Commercial real estate non-owner occupied	11.22	6.91
Commercial real estate owner occupied	11.28	7.25
Commercial and industrial	11.27	7.07

Total Commercial	11.25	7.05

Construction	12.00	7.64

Popular U.S. :	Substandard	Pass
Commercial multi-family	11.00	7.37
Commercial real estate non-owner occupied	11.00	6.90
Commercial real estate owner occupied	11.29	7.38
Commercial and industrial	11.01	6.85

Total Commercial	11.02	7.06

Construction	11.21	7.83

Legacy	11.24	7.99

December 31, 2018
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,634	$4,548	$3,590	$—	$—	$9,772	$135,856	$145,628
Commercial real estate non-owner occupied	470,506	233,173	342,962	—	—	1,046,641	1,275,960	2,322,601
Commercial real estate owner occupied	262,476	174,510	291,468	2,078	—	730,532	991,721	1,722,253
Commercial and industrial	655,092	130,641	156,515	177	73	942,498	2,239,663	3,182,161

Total Commercial	1,389,708	542,872	794,535	2,255	73	2,729,443	4,643,200	7,372,643
Construction	147	634	1,788	—	—	2,569	83,386	85,955
Mortgage	3,057	2,182	154,506	—	—	159,745	6,273,578	6,433,323
Leasing	—	—	3,301	—	12	3,313	931,460	934,773
Consumer:
Credit cards	—	—	16,035	—	—	16,035	1,031,238	1,047,273
HELOCs	—	—	165	—	—	165	5,186	5,351
Personal	849	19	18,827	—	—	19,695	1,230,930	1,250,625
Auto	—	—	24,093	—	84	24,177	2,584,608	2,608,785
Other	—	—	14,743	—	215	14,958	129,786	144,744

Total Consumer	849	19	73,863	—	299	75,030	4,981,748	5,056,778

Total Puerto Rico	$1,393,761	$545,707	$1,027,993	$2,255	$384	$2,970,100	$16,913,372	$19,883,472

Popular U.S.
Commercial multi-family	$85,901	$7,123	$6,979	$—	$—	$100,003	$1,301,537	$1,401,540
Commercial real estate non-owner occupied	152,635	9,839	46,555	—	—	209,029	1,672,715	1,881,744
Commercial real estate owner occupied	49,415	23,963	2,394	—	—	75,772	223,167	298,939
Commercial and industrial	5,825	1,084	76,459	—	—	83,368	1,004,785	1,088,153

Total Commercial	293,776	42,009	132,387	—	—	468,172	4,202,204	4,670,376
Construction	35,375	37,741	58,005	—	—	131,121	562,373	693,494
Mortgage	—	—	11,032	—	—	11,032	790,903	801,935
Legacy	534	224	2,409	—	—	3,167	22,782	25,949
Consumer:
Credit cards	—	—	—	—	—	—	38	38
HELOCs	—	—	2,615	—	10,964	13,579	129,473	143,052
Personal	—	—	1,910	—	701	2,611	286,738	289,349
Other	—	—	4	—	—	4	220	224

Total Consumer	—	—	4,529	—	11,665	16,194	416,469	432,663

Total Popular U.S.	$329,685	$79,974	$208,362	$—	$11,665	$629,686	$5,994,731	$6,624,417

Popular, Inc.
Commercial multi-family	$87,535	$11,671	$10,569	$—	$—	$109,775	$1,437,393	$1,547,168
Commercial real estate non-owner occupied	623,141	243,012	389,517	—	—	1,255,670	2,948,675	4,204,345
Commercial real estate owner occupied	311,891	198,473	293,862	2,078	—	806,304	1,214,888	2,021,192
Commercial and industrial	660,917	131,725	232,974	177	73	1,025,866	3,244,448	4,270,314

Total Commercial	1,683,484	584,881	926,922	2,255	73	3,197,615	8,845,404	12,043,019
Construction	35,522	38,375	59,793	—	—	133,690	645,759	779,449
Mortgage	3,057	2,182	165,538	—	—	170,777	7,064,481	7,235,258
Legacy	534	224	2,409	—	—	3,167	22,782	25,949
Leasing	—	—	3,301	—	12	3,313	931,460	934,773
Consumer:
Credit cards	—	—	16,035	—	—	16,035	1,031,276	1,047,311
HELOCs	—	—	2,780	—	10,964	13,744	134,659	148,403
Personal	849	19	20,737	—	701	22,306	1,517,668	1,539,974
Auto	—	—	24,093	—	84	24,177	2,584,608	2,608,785
Other	—	—	14,747	—	215	14,962	130,006	144,968

Total Consumer	849	19	78,392	—	11,964	91,224	5,398,217	5,489,441

Total Popular, Inc.	$1,723,446	$625,681	$1,236,355	$2,255	$12,049	$3,599,786	$22,908,103	$26,507,889

The following table presents the weighted average obligor risk rating at December 31, 2018 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:	Substandard	Pass
Commercial multi-family	11.20	6.02
Commercial real estate non-owner occupied	11.11	6.93
Commercial real estate owner occupied	11.29	7.25
Commercial and industrial	11.33	7.15

Total Commercial	11.22	7.09

Construction	12.00	7.64

Popular U.S.:	Substandard	Pass
Commercial multi-family	11.00	7.39
Commercial real estate non-owner occupied	11.01	6.82
Commercial real estate owner occupied	11.16	7.55
Commercial and industrial	11.96	7.26

Total Commercial	11.56	7.14

Construction	11.21	7.85

Legacy	11.17	7.94

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

As of March 31, 2018, the Corporation had an FDIC loss share asset of $ 44.5 million related to the covered assets. As part of the loss-share agreements, BPPR had agreed to make a true-up payment to the FDIC 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss-share agreements, in the event losses on the loss-share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation at March 31, 2018 was approximately $ 171 million and was included as a contingent consideration within the caption of other liabilities in the Consolidated Statements of Financial Condition.

On May 22, 2018, the Corporation entered into a Termination Agreement (the “Termination Agreement”) with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. Under the terms of the Termination Agreement, BPPR made a payment of approximately $ 23.7 million (the “Termination Payment”) to the FDIC as consideration for the termination of the loss-share agreements. Popular recorded a gain of $ 102.8 million within the FDIC loss share income (expense) caption in the Consolidated Statements of Operations calculated based on the difference between the Termination Payment and the net amount of the true-up payment obligation and the FDIC loss share asset.

The following table sets forth the activity in the FDIC loss-share asset for the quarter ended March 31, 2018.

Quarter ended
(In thousands)	March 31, 2018
Balance at beginning of period	$46,316
Amortization of loss-share indemnification asset	(934)
Credit impairment losses to be covered under loss-sharing agreements	104
Reimbursable expenses	537
Net payments from FDIC under loss-sharing agreements	(364)

Balance at end of period	$45,659

Balance due to the FDIC for recoveries on covered assets	(1,190)

Balance at end of period	$44,469

As a result of the Termination Agreement, assets that were covered by the loss share agreement, including covered loans in the amount of approximately $ 514.6 million and covered real estate owned assets in the amount of approximately $ 15.3 million as of March 31, 2018, were reclassified as non-covered. The Corporation now recognizes entirely all future credit losses, expenses, gains, and recoveries related to the formerly covered assets with no offset due to or from the FDIC.

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2019	2018
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$11,687	$12,456
Mortgage servicing rights fair value adjustments	(3,825)	(4,307)

Total mortgage servicing fees, net of fair value adjustments	7,862	8,149

Net gain on sale of loans, including valuation on loans held-for-sale	4,017	1,057

Trading account (loss) profit:
Unrealized losses on outstanding derivative positions	—	(221)
Realized (losses) gains on closed derivative positions	(1,953)	3,083

Total trading account (loss) profit	(1,953)	2,862

Total mortgage banking activities	$9,926	$12,068

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

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2019 and 2018 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2019, the Corporation recorded a net gain of $3.7 million (March 31, 2018 - $1.0 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2019 and 2018:

	Proceeds Obtained During the Quarter Ended March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets

Trading account debt securities:
Mortgage-backed securities - GNMA	$—	$71,149	$—	$71,149
Mortgage-backed securities - FNMA	—	20,918	—	20,918

Total trading account debt securities	$—	$92,067	$—	$92,067

Mortgage servicing rights	$—	$—	$1,658	$1,658

Total	$—	$92,067	$1,658	$93,725

	Proceeds Obtained During the Quarter Ended March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$—	$5,722	$—	$5,722

Total debt securities available-for-sale	$—	$5,722	$—	$5,722

Trading account debt securities:
Mortgage-backed securities - GNMA	$—	$112,495	$—	$112,495
Mortgage-backed securities - FNMA	—	20,025	—	20,025

Total trading account debt securities	$—	$132,520	$—	$132,520

Mortgage servicing rights	$—	$—	$2,415	$2,415

Total	$—	$138,242	$2,415	$140,657

During the quarter ended March 31, 2019, the Corporation retained servicing rights on whole loan sales involving approximately $11.9 million in principal balance outstanding (March 31, 2018 - $10.0 million), with realized gains of approximately $0.4 million (March 31, 2018 - gains of $0.1 million). All loan sales performed during the quarters ended March 31, 2019 and 2018 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2019 and 2018.

Residential MSRs
(In thousands)	March 31, 2019	March 31, 2018
Fair value at beginning of period	$169,777	$168,031
Additions	1,861	2,557
Changes due to payments on loans[1]	(2,587)	(3,335)
Reduction due to loan repurchases	(491)	(972)
Changes in fair value due to changes in valuation model inputs or assumptions	(747)	—

Fair value at end of period	$167,813	$166,281

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $15.5 billion at March 31, 2019 (December 31, 2018 - $15.7 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At March 31, 2019, those weighted average mortgage servicing fees were 0.29% (March 31, 2018 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2019 and 2018 were as follows:

	Quarters ended
	March 31, 2019	March 31, 2018
Prepayment speed	6.3%	5.6%
Weighted average life (in years)	9.9	9.1
Discount rate (annual rate)	11.0%	10.8%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Fair value of servicing rights	$67,727	$69,400	$100,086	$100,377
Weighted average life (in years)	7.1	7.1	6.6	6.6
Weighted average prepayment speed (annual rate)	5.2%	5.1%	5.6%	5.5%
Impact on fair value of 10% adverse change	$(1,381)	$(1,430)	$(2,169)	$(2,200)
Impact on fair value of 20% adverse change	$(2,720)	$(2,817)	$(4,266)	$(4,328)
Weighted average discount rate (annual rate)	11.5%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(2,957)	$(3,125)	$(4,232)	$(4,354)
Impact on fair value of 20% adverse change	$(5,698)	$(6,019)	$(8,158)	$(8,394)

The sensitivity analyses presented in the table above for servicing rights are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

At March 31, 2019, the Corporation serviced $1.3 billion (December 31, 2018 - $1.3 billion) in residential mortgage loans with credit recourse to the Corporation. Refer to Note 20 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2019, the Corporation had recorded $106 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2018 - $134 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended March 31, 2019, the Corporation repurchased approximately $34 million (March 31, 2018 - $85 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, the risk associated with the loans is reduced due to their guaranteed nature. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 13 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters ended March 31, 2019 and 2018.

	For the quarter ended March 31, 2019
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(571)	(1,610)	(2,181)
Additions	1,170	7,764	8,934
Sales	(1,514)	(16,333)	(17,847)
Other adjustments	—	(133)	(133)

Ending balance	$20,879	$104,599	$125,478

	For the quarter ended March 31, 2018
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(654)	(2,514)	(287)	(3,455)
Additions	4,403	2,984	—	7,387
Sales	(389)	(20,305)	(3,282)	(23,976)
Other adjustments	864	(588)	(693)	(417)

Ending balance	$25,635	$127,426	$15,333	$168,394

Note 14 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2019	December 31, 2018
Net deferred tax assets (net of valuation allowance)	$993,330	$1,049,895
Investments under the equity method	234,642	228,072
Prepaid taxes	27,082	33,842
Other prepaid expenses	87,315	82,742
Derivative assets	14,843	13,603
Trades receivable from brokers and counterparties	32,043	40,088
Principal, interest and escrow servicing advances	93,590	88,371
Guaranteed mortgage loan claims receivable	51,852	59,613
Operating ROU assets (Note 28)	132,538	—
Finance ROU assets (Note 28)	16,777	—
Others	115,716	117,908

Total other assets	$1,799,728	$1,714,134

Note 15 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters ended March 31, 2019 and 2018.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments:

March 31, 2019
(In thousands)	Balance at January 1, 2019 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2019 (net amounts)	Balance at March 31, 2019 (gross amounts)	Accumulated impairment losses	Balance at March 31, 2019 (net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$839,334	$168,212	$671,122	$839,334	$168,212	$671,122

December 31, 2018
(In thousands)	Balance at January 1, 2018 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2018 (net amounts)	Balance at December 31, 2018 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2018 (net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874

Total Popular, Inc.	$795,506	$168,212	$627,294	$839,334	$168,212	$671,122

Other Intangible Assets

At March 31, 2019 and December 31, 2018, the Corporation had $ 6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2019
Core deposits	$37,224	$27,000	$10,224
Other customer relationships	34,915	27,205	7,710
Trademark	488	65	423

Total other intangible assets	$72,627	$54,270	$18,357

December 31, 2018
Core deposits	$37,224	$26,070	$11,154
Other customer relationships	34,915	25,847	9,068
Trademark	488	41	447

Total other intangible assets	$72,627	$51,958	$20,669

During the quarter ended March 31, 2019, the Corporation recognized $ 2.3 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2018 - $ 2.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2019	$6,828
Year 2020	5,065
Year 2021	2,254
Year 2022	1,378
Year 2023	1,338
Later years	1,494

Note 16 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2019	December 31, 2018
Savings accounts	$9,956,864	$9,722,824
NOW, money market and other interest bearing demand deposits	14,071,106	13,221,415

Total savings, NOW, money market and other interest bearing demand deposits	24,027,970	22,944,239

Certificates of deposit:
Under $100,000	3,257,147	3,260,330
$100,000 and over	4,548,617	4,356,434

Total certificates of deposit	7,805,764	7,616,764

Total interest bearing deposits	$31,833,734	$30,561,003

A summary of certificates of deposit by maturity at March 31, 2019 follows:

(In thousands)
2019	$3,602,543
2020	1,813,977
2021	917,292
2022	605,677
2023	553,678
2024 and thereafter	312,597

Total certificates of deposit	$7,805,764

At March 31, 2019, the Corporation had brokered deposits amounting to $ 0.5 billion (December 31, 2018 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $6 million at March 31, 2019 (December 31, 2018 - $5 million).

Note 17 – Borrowings

The following table presents the balances of assets sold under agreements to repurchase at March 31, 2019 and December 31, 2018.

(In thousands)	March 31, 2019	December 31, 2018
Assets sold under agreements to repurchase	$200,871	$281,529

Total assets sold under agreements to repurchase	$200,871	$281,529

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

Repurchase agreements accounted for as secured borrowings

	March 31, 2019	December 31, 2018
(In thousands)	Repurchase liability	Repurchase liability
U.S. Treasury securities
Within 30 days	$31,494	$138,689
After 30 to 90 days	14,687	79,374
After 90 days	123,896	19,558

Total U.S. Treasury securities	170,077	237,621

Obligations of U.S. government sponsored entities
After 30 to 90 days	—	6,055

Total obligations of U.S. government sponsored entities	—	6,055

Mortgage-backed securities
Within 30 days	27,146	6,859
After 90 days	—	20,465

Total mortgage-backed securities	27,146	27,324

Collateralized mortgage obligations
Within 30 days	3,648	10,529

Total collateralized mortgage obligations	3,648	10,529

Total	$200,871	$281,529

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents the composition of notes payable at March 31, 2019 and December 31, 2018.

(In thousands)	March 31, 2019	December 31, 2018
Advances with the FHLB with maturities ranging from 2019 through 2029 paying interest at monthly fixed rates ranging from 0.95% to 4.19%	$482,820	$524,052
Advances with the FHLB paying interest monthly at a floating rate	—	13,000
Advances with the FHLB maturing on 2019 paying interest quarterly at a floating rate of 0.24% over the 3 month LIBOR	14,430	19,724
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $5,644	294,356	294,039
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $416	384,882	384,875
Capital lease obligations	—	20,412

Total notes payable	$1,176,488	$1,256,102

Note: Refer to the Corporation’s 2018 Form 10-K for rates information at December 31, 2018.

A breakdown of borrowings by contractual maturities at March 31, 2019 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
2019	$138,756	$42	$150,622	$289,420
2020	62,115	—	140,149	202,264
2021	—	—	20,040	20,040
2022	—	—	103,147	103,147
2023	—	—	297,617	297,617
Later years	—	—	464,913	464,913

Total borrowings	$200,871	$42	$1,176,488	$1,377,401

At March 31, 2019 and December 31, 2018, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.4 billion and $3.4 billion, respectively, of which $0.5 billion and $0.6 billion, respectively, were used. In addition, at March 31, 2019 and December 31, 2018, the Corporation had placed $0.9 billion and $0.9 billion, respectively, of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at March 31, 2019, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.2 billion (2018 - $1.2 billion), which remained unused at March 31, 2019 and December 31, 2018. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 18 – Stockholders’ equity

As of March 31, 2019, stockholder’s equity totaled $5.4 billion. During the quarter ended March 31, 2019, the Corporation declared cash dividends of $0.30 (2018 - $0.25 ) per common share outstanding amounting to $29.0 million (2018 - $25.5 million). The quarterly dividend declared to shareholders of record as of the close of business on March 8, 2019, was paid on April 1, 2019.

On February 28, 2019, the Corporation entered into a $250 million accelerated share repurchase (“ASR”) transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial shares, the Corporation recognized in shareholders’ equity approximately $200 million in treasury stock and $50 million as a reduction in capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Note 19 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2019 and 2018.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended March 31,
(In thousands)		2019	2018
Foreign currency translation	Beginning Balance	$(49,936)	$(43,034)

	Other comprehensive (loss) income	(1,238)	93

	Net change	(1,238)	93

	Ending balance	$(51,174)	$(42,941)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(203,836)	$(205,408)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,673	3,285
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	—	(529)

	Net change	3,673	2,756

	Ending balance	$(200,163)	$(202,652)

Unrealized net holding losses on debt securities	Beginning Balance	$(173,811)	$(102,775)

	Other comprehensive income (loss)	101,403	(114,404)

	Net change	101,403	(114,404)

	Ending balance	$(72,408)	$(217,179)

Unrealized holding gains on equity securities	Beginning Balance	$—	$605

	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	—	(605)

	Net change	—	(605)

	Ending balance	$—	$—

Unrealized net losses on cash flow hedges	Beginning Balance	$(391)	$(40)

	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	(50)	—
	Other comprehensive (loss) income before reclassifications	(437)	747
	Amounts reclassified from accumulated other comprehensive loss	644	(773)

	Net change	157	(26)

	Ending balance	$(234)	$(66)

	Total	$(323,979)	$(462,838)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2019 and 2018.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2019	2018
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,876)	$(5,386)
Amortization of prior service credit	Personnel costs	—	867

	Total before tax	(5,876)	(4,519)

	Income tax benefit	2,203	1,763

	Total net of tax	$(3,673)	$(2,756)

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,030)	$1,267

	Total before tax	(1,030)	1,267

	Income tax benefit (expense)	386	(494)

	Total net of tax	$(644)	$773

	Total reclassification adjustments, net of tax	$(4,317)	$(1,983)

Note 20 – Guarantees

At March 31, 2019 the Corporation recorded a liability of $0.5 million (December 31, 2018 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2019 the Corporation serviced $1.3 billion (December 31, 2018 - $1.3 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2019, the Corporation repurchased approximately $8 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2018 - $8 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2019 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $52 million (December 31, 2018 - $ 56 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2019 and 2018.

	Quarters ended March 31,
(In thousands)	2019	2018
Balance as of beginning of period	$56,230	$58,820
Provision (reversal) for recourse liability	(311)	3,000
Net charge-offs	(3,908)	(4,395)

Balance as of end of period	$52,011	$57,425

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2019, the Corporation did not repurchase loans under representation and warranty arrangements (March 31, 2018 - $9 million). A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2019 and 2018.

	Quarters ended March 31,
(In thousands)	2019	2018
Balance as of beginning of period	$10,837	$11,742
Provision (reversal) for representation and warranties	104	(152)
Net charge-offs	(75)	(172)

Balance as of end of period	$10,866	$11,418

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2019, the Corporation serviced $15.5 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,

2018 - $15.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2019, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $94 million (December 31, 2018 - $88 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $94 million at March 31, 2019 and December 31, 2018. In addition, at March 31, 2019 and December 31, 2018, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the Consolidated Financial Statements in the 2018 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit:
Credit card lines	$4,530,162	$4,468,481
Commercial and construction lines of credit	2,806,405	2,751,390
Other consumer unused credit commitments	258,884	254,491
Commercial letters of credit	1,303	2,695
Standby letters of credit	79,200	26,479
Commitments to originate or fund mortgage loans	22,884	22,629

At March 31, 2019 and December 31, 2018, the Corporation maintained a reserve of approximately $8 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

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

Puerto Rico remains in the midst of a profound fiscal and economic crisis. In response to such crisis, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”) in 2016, which, among other things, established a Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”) and a framework for the restructuring of the debts of the Commonwealth, its instrumentalities and municipalities. The Commonwealth and several of its instrumentalities have commenced debt restructuring proceedings under PROMESA. As of the date of this report, while municipalities have been recently designated as covered entities under PROMESA, no municipality has commenced, or has been authorized by the Oversight Board to commence, any such debt restructuring proceeding under PROMESA.

At March 31, 2019 and December 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $455 million and $458 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $413 million consists of loans and $42 million are securities ($413 million and $45 million at December 31, 2018). Substantially all of the amount outstanding at March 31, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$6	$—	$6	$6
After 5 to 10 years	28	—	28	28
After 10 years	28	—	28	28

Total Central Government	62	—	62	62

Government Development Bank (GDB)
After 10 years	3	—	3	3

Total Government Development Bank (GDB)	3	—	3	3

Puerto Rico Highways and Transportation Authority
After 5 to 10 years	5	—	5	5

Total Puerto Rico Highways and Transportation Authority	5	—	5	5

Municipalities
Within 1 year	3,670	15,265	18,935	18,935
After 1 to 5 years	17,255	197,987	215,242	215,242
After 5 to 10 years	20,585	101,663	122,248	122,248
After 10 years	845	98,185	99,030	99,030

Total Municipalities	42,355	413,100	455,455	455,455

Total Direct Government Exposure	$42,425	$413,100	$455,525	$455,525

In addition, at March 31, 2019, the Corporation had $365 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $290 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and subsequent foreclosure of the underlying property. The Corporation also had at March 31, 2019, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and subsequent foreclosure of the underlying property (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. In addition, at March 31, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $23 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $75 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $31.5 million as of March 31, 2019. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A motion for dismissal on the merits, which the Defendant Insurance Companies filed shortly before hearing, was denied with a right to replead following limited targeted discovery. The Court of Appeals and then the Puerto Rico Supreme Court, both denied the Popular Defendants’ request to review the lower court’s denial of the motion to dismiss. In December 2017, plaintiffs sought to amend the complaint and, on January 2018, defendants filed an answer thereto. Separately, in October 2017, the Court entered an order whereby it broadly certified the class after which the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which the Court declined to entertain. In November 2018 and in January 2019, Plaintiffs filed voluntary dismissal petitions against MAPFRE-PRAICO Insurance Company and Antilles Insurance Company, respectively. Hence, now the Popular Defendants remain the sole defendants in this action.

A status conference was held in March 2019, where, among other things, plaintiffs stated that they sought to make changes to the certified class that seek to better define the size of the class as well as the scope of the remedies sought by the plaintiffs. The plaintiffs submitted their proposed changes to the class on April 8, 2019, which were timely opposed by Popular. A status and settlement conference is set for October 22, 2019.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs essentially contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in monopolistic practices in failing to offer this product). Between late March and early April of 2017, co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief. A co-defendant filed a third-party Complaint against Antilles Insurance Company. A preliminary injunction and class certification hearing originally scheduled for April 6, 2017 was subsequently postponed, pending resolution of the motions to dismiss. In July 2017, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment and, in March 2018, the Court of Appeals reversed the Court of First Instance’s dismissal. In May 2018, all defendants filed their respective Petitions of Certiorari to the Puerto Rico Supreme Court, which denied review. On May 2, 2019, a hearing was held in the Court of First Instance, where the parties requested that the Court first determine the validity of the endorsement obtained by Antilles Insurance Company and approved by the Puerto Rico Insurance Commissioner, which was challenged by the co-defendant in the third-party complaint. The Court agreed to first rule on the validity of the endorsement and set an injunction hearing for September 2019 in case the validity of said endorsement is upheld.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks), be held jointly and severally liable in an amount no less than $400 million. BPPR waived service of process in June 2017 and filed a motion to dismiss in August 2017, as did most co-defendants. On March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, on August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. On January 22, 2019, the Appellants filed their brief. Appellees’ filed a request for extension of time to file their brief, until March 27, 2019. However, on March 12, 2019, the Court of Appeals entered an order where it consolidated three pending appeals related to the same subset of facts. Thus, the briefs filed by the Appellants were vacated and the Clerk of the Court has yet to set a new briefing schedule.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted, denying the motion for class certification in September 2018. On April 5, 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration on April 15, 2019, which Popular timely opposed and which remains pending.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary mortgage lender in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand $30 million in damages plus attorney’s fees, costs and the annulment of their mortgages. BPPR extended plaintiffs four consecutive six-month payment forbearances, the last of which is still in effect, and it is engaged in settlement discussions with plaintiffs. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral Bank-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement with the FDIC. The FDIC filed a Notice of Removal to the United States District Court for the District of Puerto Rico (“USDC”) on March 2018 and, in April 2018, the state court stayed the proceedings in response thereto. On October 18, 2018, the Court granted FDIC’s motion to stay the proceedings until plaintiffs have exhausted administrative remedies.

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

Separately, in July 2017, management learned that certain letters generated by the Corporation to comply with Bureau of Consumer Financial Protection (“CFPB”) rules requiring written notification to borrowers who have submitted a loss mitigation application were not mailed to borrowers over a period of up to approximately three-years due to a systems interface error. Loss mitigation is a process whereby creditors work with mortgage loan borrowers who are having difficulties making their loan payments on their debt. The loss mitigation process applies both to mortgage loans held by the Corporation and to mortgage loans serviced by the Corporation for third parties. The Corporation has corrected the systems interface error that caused the letters not to be sent.

The Corporation notified applicable regulators and conducted a review of its mortgage files to assess the scope of potential customer impact. The review found that while the mailing error extended to approximately 23,000 residential mortgage loans (approximately 50% of which are serviced by the Corporation for third parties), the number of borrowers actually harmed by the mailing error was substantially lower. This was due to, among other things, the fact that the Corporation regularly uses means other than the mail to communicate with borrowers, including email and hand delivery of written notices at our mortgage servicing centers or bank branches. Importantly, more than half of those borrowers potentially subject to such error actually closed on a loss mitigation alternative. Furthermore, the Corporation’s outreach and remediation efforts with respect to potentially affected borrowers are substantially complete.

The Corporation has also engaged in remediation with respect to other printing and mailings incidents and other servicing matters in its mortgage servicing operation.

The Corporation is engaged in ongoing dialogue with applicable regulators with respect to the aforementioned mortgage servicing matters and there can be no assurances as to the outcome thereof. At this point, we are not able to estimate the financial impact of the foregoing.

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

On November 30, 2018, the Court issued an order where it ruled that: (1) the Lenders, as petitioning creditors, satisfied the three-prong requirement for filing an involuntary petition; (2) nonetheless, bad faith is an independent cause for dismissal of an involuntary petition under section 303(b) of the Bankruptcy Code; and (3) the Involuntary Debtors failed to show that dismissal pursuant to section 305(a)(1) abstention is in the best interest of both the creditors and the debtors. An evidentiary hearing is set for June 27 and 28, 2019 to consider whether the involuntary petitions were filed in bad faith, that is, for an improper purpose that constitutes an abuse of the bankruptcy process.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 169 arbitration proceedings with aggregate claimed amounts of approximately $201 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

PROMESA Title III Proceedings

In 2017, the Oversight Board engaged the law firm of Kobre & Kim to carry out an independent investigation on behalf of the Oversight Board regarding, among other things, the causes of the Puerto Rico financial crisis. Popular, Inc., BPPR and Popular Securities (collectively, the “Popular Companies”) were served by, and cooperated with, the Oversight Board in connection with requests for the preservation and voluntary production of certain documents and witnesses with respect to Kobre & Kim’s independent investigation.

On August 20, 2018, Kobre & Kim issued its Final Report, which contained various references to the Popular Companies, including an allegation that Popular Securities participated as an underwriter in Commonwealth’s 2014 issuance of government obligation bonds notwithstanding having allegedly advised against it. The report discussed that such allegation could give rise to an unjust enrichment claim against the Corporation and could also serve as a basis to equitably subordinate claims filed by the Corporation in the Title III proceeding to other third-party claims.

After the publication of the Final Report, the Oversight Board created a special claims committee (“SCC”) and, before the end of the applicable two-year statute of limitations for the filing of such claims pursuant to the U.S. Bankruptcy Code, the SCC, along with the Commonwealth’s Unsecured Creditors’ Committee (“UCC”), filed various avoidance, fraudulent transfer and other claims against third parties, including government vendors and financial institutions and other professionals involved in bond issuances being challenged as invalid by the SCC and the UCC. Prior to the filing of those claims, the Popular Companies, the SCC and the UCC entered into a tolling agreement with respect to potential claims the SCC and the UCC, on behalf of the Commonwealth or other Title III debtors, may assert against the Popular Companies for the avoidance and recovery of payments and/or transfers made to the Popular Companies or as a result of any role of the Popular Companies in the offering of the aforementioned challenged bond issuances.

Note 22 – Non-consolidated variable interest entities

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at March 31, 2019 and December 31, 2018, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at March 31, 2019 and December 31, 2018.

(In thousands)	March 31, 2019	December 31, 2018
Assets
Servicing assets:
Mortgage servicing rights	$133,108	$136,280

Total servicing assets	$133,108	$136,280

Other assets:
Servicing advances	$39,797	$37,988

Total other assets	$39,797	$37,988

Total assets	$172,905	$174,268

Maximum exposure to loss	$172,905	$174,268

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $10.4 billion at March 31, 2019 (December 31, 2018 - $10.6 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2019 and December 31, 2018, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

BPPR provided financing to these entities for the acquisition of the assets. In addition, BPPR provided these joint ventures with a non-revolving advance facility to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line to fund certain operating expenses of the joint venture. As part of these transactions, BPPR received $ 48 million and $92 million, for PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, respectively, in cash and a 24.9% equity interest in each joint venture. The Corporation is not required to provide any other financial support to these joint ventures. BPPR accounted for both transactions as a true sale pursuant to ASC Subtopic 860-10.

The Corporation determined that PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC are VIEs but it is not the primary beneficiary. All decisions are made by Caribbean Property Group (“CPG”) (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint ventures any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint ventures. All financing facilities extended by BPPR to these joint ventures have been repaid in full. The Corporation maintains a variable interests in these VIEs in the form of the 24.9% equity interest. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at March 31, 2019 and December 31, 2018.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Assets
Other assets:
Equity investment	$6,349	$6,469	$4,749	$5,794

Total assets	$6,349	$6,469	$4,749	$5,794

Liabilities
Deposits	$(1,258)	$(2,566)	$(10,497)	$(7,994)

Total liabilities	$(1,258)	$(2,566)	$(10,497)	$(7,994)

Total net assets	$5,091	$3,903	$(5,748)	$(2,200)

Maximum exposure to loss	$5,091	$3,903	$—	$—

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2019 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2019.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2019, the Corporation held 11,654,803 shares of EVERTEC, an ownership stake of 16.13%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $ 0.6 million in dividend distributions during the quarter ended March 31, 2019, from its investments in EVERTEC’s holding company. During the quarter March 31, 2018, there were no dividend distributions received by the Corporation. The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	March 31, 2019	December 31, 2018
Equity investment in EVERTEC	$64,573	$60,591

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2019 and December 31, 2018. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable (Other assets)	$6,577	$6,829
Deposits	(25,666)	(28,606)
Accounts payable (Other liabilities)	(8,391)	(3,671)

Net total	$(27,480)	$(25,448)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the quarters ended March 31, 2019 and 2018.

	Quarters ended March 31,
(In thousands)	2019	2018
Share of income from investment in EVERTEC	$4,297	$3,704
Share of other changes in EVERTEC’s stockholders’ equity	895	129

Share of EVERTEC’s changes in equity recognized in income	$5,192	$3,833

The following table presents the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2019 and 2018. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarters ended March 31,
(In thousands)	2019	2018	Category
Interest expense on deposits	$(17)	$(11)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	8,219	7,982	Other service fees
Rental income charged to EVERTEC	1,796	1,765	Net occupancy
Processing fees on services provided by EVERTEC	(53,862)	(45,558)	Professional fees
Other services provided to EVERTEC	276	314	Other operating expenses

Total	$(43,588)	$(35,508)

PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 22 to the Consolidated Financial Statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC.

The Corporation’s equity in PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Equity investment	$6,349	$6,469	$4,749	$5,794

The Corporation held deposits from these entities, as follows:

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Deposits (non-interest bearing)	$1,258	$2,566	$10,497	$7,994

The Corporation’s proportionate share of income or loss from these entities is presented in the following table and is included in other operating income in the Consolidated Statements of Operations.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
	Quarters ended March 31,
(In thousands)	2019	2018	2019	2018
Share of (loss) income from the equity investment	$(120)	$(259)	$296	$(5,356)

During the quarter ended March 31, 2019, the Corporation received $ 1.3 million in capital distributions from its investment in PR Asset Portfolio 2013-1 International, LLC.There were no transactions between the Corporation and PRLP 2011 Holdings, LLC during the quarters ended March 31, 2019 and 2018.

Centro Financiero BHD León

At March 31, 2019, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2019, the Corporation recorded $ 5.5 million in earnings from its investment in BHD León (March 31, 2018 - $ 8.5 million), which had a carrying amount of $ 148.6 million at March 31, 2019 (December 31, 2018 - $ 143.5 million). On December 2017, BPPR extended a credit facility of $ 40 million to BHD León. This credit facility was repaid during the quarter ended March 31, 2018. There were no dividend distributions received by the Corporation from its investment in BHD León, during the quarters ended March 31, 2019 and 2018.

On June 30, 2017, BPPR extended an $8 million credit facility to Grupo Financiero Leon, S.A. Panamá (“GFL”), a shareholder of BHD León with an outstanding balance of $8 million at March 31, 2018. The sources of repayment for this loan were the dividends to be received by GFL from its investment in BHD León. BPPR’s credit facility ranked pari passu with another $8 million credit facility extended to GFL by BHD International Panama, an affiliate of BHD León. This credit facility was repaid during the quarter ended June 30, 2018.

Investment Companies

The Corporation provides advisory services to several investment companies registered under the Puerto Rico Investment Companies Act in exchange for a fee. The Corporation also provides administrative, custody and transfer agency services to these investment companies. These fees are calculated at an annual rate of the average net assets of the investment company, as defined in each agreement. Due to its advisory role, the Corporation considers these investment companies as related parties.

For the quarter ended March 31, 2019 administrative fees charged to these investment companies amounted to $ 1.5 million (March 31, 2018 - $ 1.7 million) and waived fees amounted to $ 0.5 million (March 31, 2018 - $ 0.5 million), for a net fee of $ 1.0 million (March 31, 2018 - $ 1.2 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of March 31, 2019, the available lines of credit facilities amounted to $ 330 million (December 31, 2018 - $ 330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At March 31, 2019 there was no outstanding balance for these credit facilities.

Other related party transactions

On August 2018, BPPR acquired certain assets and assumed certain liabilities of Reliable Financial Services and Reliable Finance Holding Company, Puerto Rico-based subsidiaries of Wells Fargo & Company engaged in the auto finance business in Puerto Rico. Refer to Note 4 for additional information on this transaction. As part of the acquisition transaction, the Corporation entered into an agreement with Reliable Financial Services to sublease the space necessary to continue the acquired operations. Reliable Financial Services’ lease agreement is with the entity in which the Corporation’s Executive Chairman and his family members hold an ownership interest. During the quarter ended March 31, 2019, the Corporation paid to Reliable Financial Services approximately $0.4 million under the sublease. The lease expired as of April 30, 2019.

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities from those disclosed in the 2018 Form 10-K.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

At March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,476,890	$5,554,597	$—	$8,031,487
Obligations of U.S. Government sponsored entities	—	264,671	—	264,671
Obligations of Puerto Rico, States and political subdivisions	—	6,809	—	6,809
Collateralized mortgage obligations - federal agencies	—	701,766	—	701,766
Mortgage-backed securities	—	4,536,289	1,235	4,537,524
Other	—	438	—	438

Total debt securities available-for-sale	$2,476,890	$11,064,570	$1,235	$13,542,695

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,764	$—	$—	$6,764
Obligations of Puerto Rico, States and political subdivisions	—	129	—	129
Collateralized mortgage obligations	—	47	595	642
Mortgage-backed securities	—	28,186	43	28,229
Other	—	2,975	478	3,453

Total trading account debt securities, excluding derivatives	$6,764	$31,337	$1,116	$39,217

Equity securities	$—	$17,658	$—	$17,658
Mortgage servicing rights	—	—	167,813	167,813
Derivatives	—	14,843	—	14,843

Total assets measured at fair value on a recurring basis	$2,483,654	$11,128,408	$170,164	$13,782,226

Liabilities

Derivatives	$—	$(12,770)	$—	$(12,770)

Total liabilities measured at fair value on a recurring basis	$—	$(12,770)	$—	$(12,770)

At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,719,740	$5,552,456	$—	$8,272,196
Obligations of U.S. Government sponsored entities	—	333,309	—	333,309
Obligations of Puerto Rico, States and political subdivisions	—	6,742	—	6,742
Collateralized mortgage obligations - federal agencies	—	728,671	—	728,671
Mortgage-backed securities	—	3,957,545	1,233	3,958,778
Other	—	488	—	488

Total debt securities available-for-sale	$2,719,740	$10,579,211	$1,233	$13,300,184

Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,278	$—	$—	$6,278
Obligations of Puerto Rico, States and political subdivisions	—	134	—	134
Collateralized mortgage obligations	—	48	611	659
Mortgage-backed securities	—	27,214	43	27,257
Other	—	2,974	485	3,459

Total trading account debt securities, excluding derivatives	$6,278	$30,370	$1,139	$37,787

Equity securities	$—	$13,296	$—	$13,296
Mortgage servicing rights	—	—	169,777	169,777
Derivatives	—	13,603	—	13,603

Total assets measured at fair value on a recurring basis	$2,726,018	$10,636,480	$172,149	$13,534,647

Liabilities

Derivatives	$—	$(12,320)	$—	$(12,320)

Total liabilities measured at fair value on a recurring basis	$—	$(12,320)	$—	$(12,320)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2019 and 2018 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Quarter ended March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$13,147	$13,147	$(3,316)
Other real estate owned[2]	—	—	8,035	8,035	(1,889)
Other foreclosed assets[2]	—	—	1,283	1,283	(118)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$22,465	$22,465	$(5,323)

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2019 and 2018.

Quarter ended March 31, 2019
(In thousands)	MBS classified as debt securities available- for-sale	CMOs classified as trading account debt securities	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at December 31, 2018	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	—	—	—	(7)	(3,825)	(3,832)
Gains (losses) included in OCI	2	—	—	—	—	2
Additions	—	14	—	—	1,861	1,875
Settlements	—	(30)	—	—	—	(30)

Balance at March 31, 2019	$1,235	$595	$43	$478	$167,813	$170,164

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2019	$—	$—	$—	$3	$(747)	$(744)

Quarter ended March 31, 2018
(In thousands)	MBS classified as debt securities available- for-sale	CMOs classified as trading account debt securities	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at December 31, 2017	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	—	—	—	(10)	(4,307)	(4,317)	(6,112)	(6,112)
Gains (losses) included in OCI	1	—	—	—	—	1	—	—
Additions	—	16	—	—	2,557	2,573	—	—
Settlements	(26)	(57)	—	—	—	(83)	—	—

Balance at March 31, 2018	$1,263	$488	$43	$519	$166,281	$168,594	$(170,970)	$(170,970)

Changes in unrealized gains
(losses) included in earnings relating to assets still held at March 31, 2018	$—	$—	$—	$5	$—	$5	$(6,112)	$(6,112)

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2019 and 2018 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2019		Quarter ended March 31, 2018
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
FDIC loss share expense	$—	$—	$(6,112)	$(6,112)
Mortgage banking activities	(3,825)	(747)	(4,307)	—
Trading account loss	(7)	3	(10)	5

Total	$(3,832)	$(744)	$(10,429)	$(6,107)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at March 31, 2019		Valuation technique	Unobservable inputs	Weighted average (range)[1]
CMO’s - trading	$595		Discounted cash flow model	Weighted average life Yield Prepayment speed	1.8 years (1.2 - 2.0 years) 4.1% (3.9% - 4.4%) 17.7% (15.0% - 19.6%)

Other - trading	$478		Discounted cash flow model	Weighted average life Yield Prepayment speed	5.2 years 12.0% 10.8%

Mortgage servicing rights	$167,813		Discounted cash flow model	Prepayment speed Weighted average life Discount rate	5.4% (0.2% - 23.2%) 6.8 years (0.1 - 15.6 years) 11.2% (9.5% - 24.5%)

Loans held-in-portfolio	$9,610	[2]	External appraisal	Haircut applied on external appraisals	13.8% (11.4% - 25.0%)

Other real estate owned	$5,871	[3]	External appraisal	Haircut applied on external appraisals	21.2% (15.0% - 25.0%)

[1] Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2] Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3] Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at March 31, 2019 and December 31, 2018, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	March 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$376,558	$376,558	$—	$—	$376,558
Money market investments	4,814,134	4,804,949	9,185	—	4,814,134
Trading account debt securities, excluding derivatives[1]	39,217	6,764	31,337	1,116	39,217
Debt securities available-for-sale[1]	13,542,695	2,476,890	11,064,570	1,235	13,542,695
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$87,341	$—	$—	$91,340	$91,340
Collateralized mortgage obligation-federal agency	53	—	—	56	56
Securities in wholly owned statutory business trusts	11,561	—	11,561	—	11,561
Other	500	—	500	—	500

Total debt securities held-to-maturity	$99,455	$—	$12,061	$91,396	$103,457

Equity securities:
FHLB stock	$48,949	$—	$48,949	$—	$48,949
FRB stock	90,598	—	90,598	—	90,598
Other investments	18,960	—	17,658	6,345	24,003

Total equity securities	$158,507	$—	$157,205	$6,345	$163,550

Loans held-for-sale	$43,985	$—	$—	$45,085	$45,085
Loans held-in-portfolio	26,097,080	—	—	23,941,120	23,941,120
Mortgage servicing rights	167,813	—	—	167,813	167,813
Derivatives	14,843	—	14,843	—	14,843

	March 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$33,074,074	$—	$33,074,074	$—	$33,074,074
Time deposits	7,805,764	—	7,633,195	—	7,633,195

Total deposits	$40,879,838	$—	$40,707,269	$—	$40,707,269

Assets sold under agreements to repurchase	$200,871	$—	$200,691	$—	$200,691
Other short-term borrowings[2]	$42	$—	$42	$—	$42
Notes payable:
FHLB advances	$497,250	$—	$498,220	$—	$498,220
Unsecured senior debt securities	294,356	—	308,142	—	308,142
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,882	—	389,331	—	389,331

Total notes payable	$1,176,488	$—	$1,195,693	$—	$1,195,693

Derivatives	$12,770	$—	$12,770	$—	$12,770

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$394,035	$394,035	$—	$—	$394,035
Money market investments	4,171,048	4,161,832	9,216	—	4,171,048
Trading account debt securities, excluding derivatives[1]	37,787	6,278	30,370	1,139	37,787
Debt securities available-for-sale[1]	13,300,184	2,719,740	10,579,211	1,233	13,300,184
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$89,459	$—	$—	$90,534	$90,534
Collateralized mortgage obligation-federal agency	55	—	—	58	58
Securities in wholly owned statutory business trusts	11,561	—	11,561	—	11,561
Other	500	—	500	—	500

Total debt securities held-to-maturity	$101,575	$—	$12,061	$90,592	$102,653

Equity securities:
FHLB stock	$51,628	$—	$51,628	$—	$51,628
FRB stock	89,358	—	89,358	—	89,358
Other investments	14,598	—	13,296	5,539	18,835

Total equity securities	$155,584	$—	$154,282	$5,539	$159,821

Loans held-for-sale	$51,422	$—	$—	$52,474	$52,474
Loans held-in-portfolio	25,938,541	—	—	23,143,027	23,143,027
Loans covered under loss sharing
Mortgage servicing rights	169,777	—	—	169,777	169,777
Derivatives	13,603	—	13,603	—	13,603

	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$32,093,274	$—	$32,093,274	$—	$32,093,274
Time deposits	7,616,765	—	7,392,698	—	7,392,698

Total deposits	$39,710,039	$—	$39,485,972	$—	$39,485,972

Assets sold under agreements to repurchase	$281,529	$—	$281,535	$—	$281,535
Other short-term borrowings[2]	$42	$—	$42	$—	$42
Notes payable:
FHLB advances	$556,776	$—	$553,111	$—	$553,111
Unsecured senior debt	294,039	—	302,664	—	302,664
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,875	—	381,079	—	381,079
Capital lease obligations	20,412	—	—	20,412	20,412

Total notes payable	$1,256,102	$—	$1,236,854	$20,412	$1,257,266

Derivatives	$12,320	$—	$12,320	$—	$12,320

[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at March 31, 2019 and December 31, 2018 is $ 7.6 billion and $ 7.5 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at March 31, 2019 and December 31, 2018 is $ 81 million and $ 29 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2019 and 2018:

	Quarters ended March 31,
(In thousands, except per share information)	2019	2018
Net income	$167,925	$91,324
Preferred stock dividends	(931)	(931)

Net income applicable to common stock	$166,994	$90,393

Average common shares outstanding	98,581,743	101,696,343
Average potential dilutive common shares	177,155	140,869

Average common shares outstanding - assuming dilution	98,758,898	101,837,212

Basic EPS	$1.69	$0.89

Diluted EPS	$1.69	$0.89

As disclosed in Note 18, during the quarter ended March 31, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,500,000 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remains outstanding as of March 31, 2019, for which the Corporation expects to receive additional shares upon the termination of the ASR agreement. The diluted EPS computation for the quarter ended March 31, 2019 excludes 1,268,890 antidilutive shares related to the ASR.

For the quarters ended March 31, 2019 and 2018, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2018. For a discussion of the calculation under the treasury stock method, refer to Note 32 of the Consolidated Financial Statements included in the 2018 Form 10-K.

Note 27 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters ended March 31, 2019 and 2018:

	Quarters ended March 31,
(In thousands)	2019		2018
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$35,064	$3,627	$33,179	$3,276
Other service fees:
Debit card fees	10,899	271	11,395	243
Insurance fees, excluding reinsurance	7,445	770	7,237	622
Credit card fees, excluding late fees and membership fees	18,286	216	16,803	240
Sale and administration of investment products	5,259	—	5,355	—
Trust fees	4,815	—	5,341	—

Total revenue from contracts with customers[1]	$81,768	$4,884	$79,310	$4,381

[1]	The amounts include intersegment transactions of $0.2 million and $0.4 million, respectively, for the quarters ended March 31, 2019 and 2018.

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

Note 28 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 34.8 years considers options to extend the leases for up to 10.1 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. At March 31, 2019, ROU assets related to operating and finance lease amounted to $132 million and $17 million, respectively, and lease liabilities related to operating and finance leases amounted to $148 million and $24 million, respectively.

The Corporation uses the incremental borrowing rate for purposes of discounting lease payments for operating and finance leases, since it does not have enough information to determine the rates implicit in the leases. The discount rates are based on fixed-rate and fully amortizing borrowing facilities of its banking subsidiaries that are collateralized. For leases held by non-banking subsidiaries, a credit spread is added to this rate based on financing transactions with a similar credit risk profile.

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:

(In thousands)	Remaining 2019	2020	2021	2022	2023	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$21,760	$26,023	$23,625	$19,928	$17,695	$66,312	$175,343	$(27,248)	$148,095
Finance Leases	2,385	3,261	3,351	3,445	3,542	14,187	30,171	(6,428)	23,743

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

Quarter ended
(In thousands)	March 31, 2019
Finance lease cost:
Amortization of ROU assets	$458
Interest on lease liabilities	321
Operating lease cost	8,155
Short-term lease cost	24
Sublease income	(25)

Total lease cost	$8,933

Total rental expense for all operating leases, except those with terms of a month or less that were not renewed, for the quarter ended March 31, 2018 was $ 7.4 million, which is included in net occupancy, equipment and communication expenses, according to their nature. Total amortization and interest expense for capital leases for the quarter ended March 31, 2018 was $0.3 million and $0.3 million, respectively.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

Quarter ended
(Dollars in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,391
Operating cash flows from finance leases	327
Financing cash flows from finance leases	439
ROU assets obtained in exchange for new lease obligations:
Operating leases	$356
Finance leases	3,308
Weighted-average remaining lease term:
Operating leases	8.4 years
Finance leases	8.9 years
Weighted-average discount rate:
Operating leases	3.8%
Finance leases	5.7%

As of March 31, 2019, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $22 million, which will have lease terms of 10 years.

Note 29 – FDIC loss share expense

The caption of FDIC loss-share expense in the Consolidated Statements of Operations consists of the following major categories:

Quarter ended March 31,
(In thousands)	2018
Amortization	$(934)
80% mirror accounting on credit impairment losses	104
80% mirror accounting on reimbursable expenses	537
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(1,658)
Change in true-up payment obligation	(6,112)
Other	36

Total FDIC loss share expense	$(8,027)

Note 30 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries (the “Pension Plans”). The accrual of benefits under the Pension Plans is frozen to all participants. The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries (the “OPEB Plan”)

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2019	2018	2019	2018
Personnel Cost:
Service cost	$—	$—	$190	$257
Other operating expenses:
Interest cost	7,110	6,373	1,489	1,390
Expected return on plan assets	(8,096)	(10,060)	—	—
Amortization of prior service cost/(credit)	—	—	—	(867)
Amortization of net loss	5,876	5,065	—	321

Total net periodic pension cost	$4,890	$1,378	$1,679	$1,101

The Corporation paid the following contributions to the plans during the quarter ended March 31, 2019 and expects to pay the following contributions for the year ending December 31, 2019.

	For the quarters ended	For the year ending
(In thousands)	31-Mar-19	31-Dec-19
Pension Plans	$57	$229
OPEB Plan	$1,285	$8,128

Note 31 – Stock-based compensation

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

The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	295,340	$30.75
Granted	239,062	45.81
Performance Shares Quantity Adjustment	234,076	33.09
Vested	(372,271)	35.83
Forfeited	(14,021)	37.35

Non-vested at December 31, 2018	382,186	$36.41
Granted	149,986	55.05
Performance Shares Quantity Adjustment	22,973	55.51
Vested	(177,913)	46.12

Non-vested at March 31, 2019	377,232	$40.40

During the quarter ended March 31, 2019, 84,590 shares of restricted stock (March 31, 2018 - 84,616) and 65,396 performance shares (March 31, 2018 - 72,414) were awarded to management under the Incentive Plan.

During the quarter ended March 31, 2019, the Corporation recognized $ 3.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.4 million (March 31, 2018 - $ 2.7 million, with a tax benefit of $ 0.3 million). For the quarter ended March 31, 2019, the fair market value of the restricted stock and performance shares vested was $5 million at grant date and $9.8 million at vesting date. This differential triggers a windfall, of $1.8 million that was recorded as a reduction in income tax expense.

For the quarter ended March 31, 2019, the Corporation recognized $3.6 million of performance shares expense, with a tax benefit of $0.3 million (March 31, 2018 - $2.6 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2019 was $ 8.9 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	—	$—
Granted	25,159	46.71
Vested	(25,159)	46.71
Forfeited	—	—

Non-vested at December 31, 2018	—	$—
Granted	1,052	49.25
Vested	(1,052)	49.25
Forfeited	—	—

Non-vested at March 31, 2019	—	$—

During the quarter ended March 31, 2019, the Corporation granted 1,052 shares of restricted stock to members of the Board of Directors of Popular, Inc. No shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. during the quarter ended March 31, 2018. During this period, the Corporation recognized $0.1 million of restricted stock expense, with a tax benefit of $6 thousand (March 31, 2018 - $0.3 million, with a tax benefit of $39 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2019 for directors was

$0.1 million.

Note 32 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2019		March 31, 2018
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$81,806	38%	$44,257	39%
Net benefit of tax exempt interest income	(26,944)	(12)	(22,993)	(20)
Deferred tax asset valuation allowance	5,482	2	7,226	6
Difference in tax rates due to multiple jurisdictions	(2,862)	(1)	(2,959)	(2)
Effect of income subject to preferential tax rate	(2,928)	(1)	(3,048)	(3)
Adjustments in net deferred tax due to change in tax law	—	—	(5,133)	(4)
State and local taxes	1,624	—	1,363	1
Others	(5,955)	(3)	3,442	3

Income tax (benefit) expense	$50,223	23%	$22,155	20%

Income tax expense amounted to $50.2 million for the quarter ended March 31, 2019, compared with $22.2 million for the same quarter of 2018. The increase in income tax expense was primarily due to higher taxable income in the Puerto Rico operations net of higher tax benefit on net exempt interest income.

Effective for taxable years beginning after December 31, 2018, Act No.257 of 2018, which amended the Puerto Rico Internal Revenue Code reduce the Puerto Rico corporate income tax rate from 39% to 38%.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	March 31, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$15,900	$7,757	$23,657
Net operating loss and other carryforward available	121,529	716,853	838,382
Postretirement and pension benefits	82,940	—	82,940
Deferred loan origination fees	2,756	(1,919)	837
Allowance for loan losses	482,185	19,873	502,058
Deferred gains	—	2,515	2,515
Accelerated depreciation	1,963	5,760	7,723
FDIC-assisted transaction	92,209	—	92,209
Intercompany deferred gains	1,299	—	1,299
Difference in outside basis from pass-through entities	17,430	—	17,430
Other temporary differences	24,797	8,020	32,817

Total gross deferred tax assets	843,008	758,859	1,601,867

Deferred tax liabilities:
Indefinite-lived intangibles	34,914	40,786	75,700
Unrealized net gain (loss) on trading and available-for-sale securities	32,253	(7,636)	24,617
Other temporary differences	11,399	1,109	12,508

Total gross deferred tax liabilities	78,566	34,259	112,825

Valuation allowance	95,334	401,308	496,642

Net deferred tax asset	$669,108	$323,292	$992,400

	December 31, 2018
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$15,900	$7,757	$23,657
Net operating loss and other carryforward available	116,154	720,933	837,087
Postretirement and pension benefits	83,390	—	83,390
Deferred loan origination fees	3,216	(1,280)	1,936
Allowance for loan losses	516,643	18,612	535,255
Deferred gains	—	2,551	2,551
Accelerated depreciation	1,963	5,786	7,749
FDIC-assisted transaction	95,851	—	95,851
Intercompany deferred gains	1,518	—	1,518
Difference in outside basis from pass-through entities	20,209	—	20,209
Other temporary differences	24,957	7,522	32,479

Total gross deferred tax assets	879,801	761,881	1,641,682

Deferred tax liabilities:
Indefinite-lived intangibles	34,081	39,597	73,678
Unrealized net gain (loss) on trading and available-for-sale securities	23,823	(12,783)	11,040
Other temporary differences	10,579	—	11,688

Total gross deferred tax liabilities	68,483	26,814	96,406

Valuation allowance	89,852	406,455	496,307

Net deferred tax asset	$721,466	$328,612	$1,048,969

The net deferred tax asset shown in the table above at March 31, 2019 is reflected in the consolidated statements of financial condition as $1.0 billion in net deferred tax assets in the “Other assets” caption (December 31, 2018 - $1.0 billion) and $930 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2018 - $926 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At March 31, 2019 the net deferred tax asset of the U.S. operations amounted to $724 million with a valuation allowance of approximately $401 million, for a net deferred tax asset of approximately $323 million. As of March 31, 2019, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $323 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At March 31, 2019, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $669 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended March 31, 2019. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended March 31, 2019. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $95 million as of March 31, 2019.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2019	2018
Balance at January 1	$7.2	$7.3
Additions for tax positions -January through March	0.3	0.2

Balance at March 31	$7.5	$7.5

At March 31, 2019, the total amount of accrued interest recognized in the statement of financial condition approximated $3.0 million (December 31, 2018 - $2.8 million). The total interest expense recognized at March 31, 2019 was $149 thousand (March 31, 2018 - $151 thousand). Management determined that at March 31, 2019 and December 31, 2018 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $9.8 million at March 31, 2019 (December 31, 2018 - $9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2019, the following years remain subject to examination in the U.S. Federal jurisdiction: 2015 and thereafter; and in the Puerto Rico jurisdiction, 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $4.7 million.

Note 33 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2019 and March 31, 2018 are listed in the following table:

(In thousands)	March 31, 2019	March 31, 2018
Non-cash activities:
Loans transferred to other real estate	$8,628	$6,254
Loans transferred to other property	12,072	9,405

Total loans transferred to foreclosed assets	20,700	15,659
Loans transferred to other assets	5,678	3,178
Financed sales of other real estate assets	3,643	5,250
Financed sales of other foreclosed assets	6,435	4,083

Total financed sales of foreclosed assets	10,078	9,333
Transfers from loans held-for-sale to loans held-in-portfolio	7,283	9,215
Loans securitized into investment securities[1]	92,067	138,242
Trades receivable from brokers and counterparties	32,043	41,683
Trades payable to brokers and counterparties	7,220	53,973
Receivables from investments maturities	—	20,000
Recognition of mortgage servicing rights on securitizations or asset transfers	12,084	2,557
Interest capitalized on loans subject to the temporary payment moratorium	—	481
Loans booked under the GNMA buy-back option	5,782	219,487
Capitalization of lease right of use asset	155,727	—

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	March 31, 2019	March 31, 2018
Cash and due from banks	$355,720	$261,864
Restricted cash and due from banks	20,838	18,213
Restricted cash in money market investments	9,185	9,804

Total cash and due from banks, and restricted cash[2]	$385,743	$289,881

[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2019, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

•

Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto and Popular Mortgage. Popular Auto focuses on auto and lease financing, while Popular Mortgage focuses principally on residential mortgage loan originations. During 2018, the Reliable brand was transferred to Popular, Inc. and is being used by Popular Auto. The consumer and retail banking area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•

Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I., Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income. Popular Insurance V.I. was dissolved on December 31, 2018.

Popular U.S.:

Popular U.S. reportable segment consists of the banking operations of Popular Bank (PB) and Popular Insurance Agency, U.S.A. PB operates through a retail branch network in the U.S. mainland under the name of Popular. Popular Insurance Agency, U.S.A. offers investment and insurance services across the PB branch network.

The Corporate group consists primarily of the holding companies Popular, Inc., Popular North America, Popular International Bank and certain of the Corporation’s investments accounted for under the equity method, including EVERTEC and Centro Financiero BHD, León.

The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.

Effective on January 1, 2019, the Corporation’s management changed the measurement basis for its reportable segments. Historically, for management reporting purposes, the Corporation had reversed the effect of the intercompany billings from Popular Inc., holding company, to its subsidiaries for certain services or expenses incurred on their behalf. In addition, the Corporation used to reflect an income tax expense allocation for several of its subsidiaries which are Limited Liability Companies (“LLCs”) and had made an election to be treated as a pass through entities for income tax purposes. The Corporation’s management has determined to discontinue making these adjustments, effective on January 1, 2019, for purposes of its management and reportable segment reporting. The Corporation reflected these changes in the measurement of the reportable segments’ results prospectively beginning on January 1, 2019.

The tables that follow present the results of operations and total assets by reportable segments:

2019
For the quarter ended March 31, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular Bank	Eliminations
Net interest income		$407,357	$72,828	$4
Provision for loan losses		31,349	10,371	—
Non-interest income		120,770	5,864	(141)
Amortization of intangibles		2,122	166	—
Depreciation expense		11,939	2,168	—
Other operating expenses		280,698	48,609	(136)
Income tax expense		45,376	5,215	—

Net income		$156,643	$12,163	$(1)

Segment assets		$38,896,514	$9,585,380	$(113,126)

For the quarter ended March 31, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$480,189	$(9,226)	$—	$470,963
Provision for loan losses	41,720	105	—	41,825
Non-interest income	126,493	10,061	(124)	136,430
Amortization of intangibles	2,288	24	—	2,312
Depreciation expense	14,107	188	—	14,295
Other operating expenses	329,171	2,358	(716)	330,813
Income tax expense	50,591	(586)	218	50,223

Net income (loss)	$168,805	$(1,254)	$374	$167,925

Segment assets	$48,368,768	$5,021,367	$(4,709,528)	$48,680,607

2018
For the quarter ended March 31, 2018
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular Bank	Eliminations
Net interest income		$332,268	$74,993	$4
Provision for loan losses		58,469	12,615	—
Non-interest income		96,625	4,341	(139)
Amortization of intangibles		2,159	166	—
Depreciation expense		10,528	2,118	—
Other operating expenses		240,529	45,220	(136)
Income tax benefit		25,847	1,089	—

Net income		$91,361	$18,126	$1

Segment assets		$36,244,300	$9,227,093	$(14,471)

For the quarter ended March 31, 2018
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$407,265	$(14,218)	$—	$393,047
Provision (reversal) for loan losses	71,084	(21)	—	71,063
Non-interest income	100,827	12,948	(278)	113,497
Amortization of intangibles	2,325	—	—	2,325
Depreciation expense	12,646	187	—	12,833
Other operating expenses	285,613	22,082	(851)	306,844
Income tax expense (benefit)	26,936	(5,012)	231	22,155

Net income (loss)	$109,488	$(18,506)	$342	$91,324

Segment assets	$45,456,922	$5,033,543	$(4,733,704)	$45,756,761

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2019
For the quarter ended March 31, 2019
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments [1]	Puerto Rico
Net interest income	$151,460	$254,668	$1,318	$(89)	$407,357
Provision for loan losses	(1,992)	33,341	—	—	31,349
Non-interest income	23,589	75,404	22,534	(757)	120,770
Amortization of intangibles	49	1,072	1,001	—	2,122
Depreciation expense	4,654	7,127	158	—	11,939
Other operating expenses	72,929	192,670	15,827	(728)	280,698
Income tax expense	31,194	11,743	2,439	—	45,376

Net income	$68,215	$84,119	$4,427	$(118)	$156,643

Segment assets	$29,478,917	$23,039,995	$327,487	$(13,949,885)	$38,896,514

2018
For the quarter ended March 31, 2018
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$139,270	$191,434	$1,576	$(12)	$332,268
Provision for loan losses	20,693	37,776	—	—	58,469
Non-interest income	12,562	61,857	22,449	(243)	96,625
Amortization of intangibles	52	1,069	1,038	—	2,159
Depreciation expense	4,289	6,085	154	—	10,528
Other operating expenses	60,261	162,490	18,033	(255)	240,529
Income tax expense	16,875	7,457	1,515	—	25,847

Net income	$49,662	$38,414	$3,285	$—	$91,361

Segment assets	$23,652,941	$20,618,670	$346,096	$(8,373,407)	$36,244,300

Geographic Information

	Quarter ended
(In thousands)	March 31, 2019	March 31, 2018
Revenues:[1]
Puerto Rico	$500,138	$399,414
United States	89,856	86,528
Other	17,399	20,602

Total consolidated revenues	$607,393	$506,544

[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net profit (loss) on trading account debt securities, net gain (loss), including impairment on equity securities, adjustments (expense) to indemnity reserves on loans sold, FDIC loss share expense and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2019	December 31, 2018
Puerto Rico
Total assets	$37,656,205	$36,863,930
Loans	18,855,650	18,837,742
Deposits	32,343,773	31,237,529
United States
Total assets	$10,145,457	$9,847,944
Loans	7,158,946	7,034,075
Deposits	7,048,008	6,878,599
Other
Total assets	$878,945	$892,703
Loans	677,097	687,494
Deposits [1]	1,488,057	1,593,911

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 35 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2019 and December 31, 2018, and the results of their operations and cash flows for periods ended March 31, 2019 and 2018.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2019
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$19,856	$—	$376,565	$(19,863)	$376,558
Money market investments	131,476	12,268	4,813,658	(143,268)	4,814,134
Trading account debt securities, at fair value	—	—	39,217	—	39,217
Debt securities available-for-sale, at fair value	—	—	13,542,695	—	13,542,695
Debt securities held-to-maturity, at amortized cost	8,726	2,835	87,894	—	99,455
Equity securities	9,067	20	149,619	(199)	158,507
Investment in subsidiaries	5,784,052	1,735,151	—	(7,519,203)	—
Loans held-for-sale, at lower of cost or fair value	—	—	43,985	—	43,985

Loans held-in-portfolio	32,427	—	26,769,905	5,955	26,808,287
Less - Unearned income	—	—	160,579	—	160,579
Allowance for loan losses	261	—	550,367	—	550,628

Total loans held-in-portfolio, net	32,166	—	26,058,959	5,955	26,097,080

Premises and equipment, net	3,394	—	554,123	—	557,517
Other real estate	146	—	125,332	—	125,478
Accrued income receivable	384	18	162,441	(46)	162,797
Mortgage servicing assets, at fair value	—	—	167,813	—	167,813
Other assets	87,304	26,928	1,707,403	(21,907)	1,799,728
Goodwill	—	—	671,123	(1)	671,122
Other intangible assets	6,536	—	17,985	—	24,521

Total assets	$6,083,107	$1,777,220	$48,518,812	$(7,698,532)	$48,680,607

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$9,065,967	$(19,863)	$9,046,104
Interest bearing	—	—	31,977,002	(143,268)	31,833,734

Total deposits	—	—	41,042,969	(163,131)	40,879,838

Assets sold under agreements to repurchase	—	—	200,871	—	200,871
Other short-term borrowings	—	—	42	—	42
Notes payable	585,168	94,070	497,250	—	1,176,488
Other liabilities	57,746	1,639	946,433	(22,510)	983,308

Total liabilities	642,914	95,709	42,687,565	(185,641)	43,240,547

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,043	2	56,307	(56,309)	1,043
Surplus	4,304,512	4,173,021	5,790,610	(9,955,103)	4,313,040
Retained earnings (accumulated deficit)	1,803,172	(2,464,720)	304,552	2,151,640	1,794,644
Treasury stock, at cost	(394,715)	—	—	(133)	(394,848)
Accumulated other comprehensive loss, net of tax	(323,979)	(26,792)	(320,222)	347,014	(323,979)

Total stockholders’ equity	5,440,193	1,681,511	5,831,247	(7,512,891)	5,440,060

Total liabilities and stockholders’ equity	$6,083,107	$1,777,220	$48,518,812	$(7,698,532)	$48,680,607

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$68,022	$—	$394,035	$(68,022)	$394,035
Money market investments	176,256	15,288	4,170,792	(191,288)	4,171,048
Trading account debt securities, at fair value	—	—	37,787	—	37,787
Debt securities available-for-sale, at fair value	—	—	13,300,184	—	13,300,184
Debt securities held-to-maturity, at amortized cost	8,726	2,835	90,014	—	101,575
Equity securities	6,693	20	149,012	(141)	155,584
Investment in subsidiaries	5,704,119	1,700,082	—	(7,404,201)	—
Loans held-for-sale, at lower of cost or fair value	—	—	51,422	—	51,422

Loans held-in-portfolio	32,678	—	26,625,080	5,955	26,663,713
Less - Unearned income	—	—	155,824	—	155,824
Allowance for loan losses	155	—	569,193	—	569,348

Total loans held-in-portfolio, net	32,523	—	25,900,063	5,955	25,938,541

Premises and equipment, net	3,394	—	566,414	—	569,808
Other real estate	146	—	136,559	—	136,705
Accrued income receivable	284	116	165,767	(145)	166,022
Mortgage servicing assets, at fair value	—	—	169,777	—	169,777
Other assets	76,073	27,639	1,626,119	(15,697)	1,714,134
Goodwill	—	—	671,123	(1)	671,122
Other intangible assets	6,559	—	20,274	—	26,833

Total assets	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$9,217,058	$(68,022)	$9,149,036
Interest bearing	—	—	30,752,291	(191,288)	30,561,003

Total deposits	—	—	39,969,349	(259,310)	39,710,039

Assets sold under agreements to repurchase	—	—	281,529	—	281,529
Other short-term borrowings	—	—	42	—	42
Notes payable	584,851	94,063	577,188	—	1,256,102
Other liabilities	62,799	3,287	871,733	(16,011)	921,808

Total liabilities	647,650	97,350	41,699,841	(275,321)	42,169,520

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,043	2	56,307	(56,309)	1,043
Surplus	4,357,079	4,172,983	5,790,324	(9,954,780)	4,365,606
Retained earnings (accumulated deficit)	1,660,258	(2,479,503)	327,713	2,143,263	1,651,731
Treasury stock, at cost	(205,421)	—	—	(88)	(205,509)
Accumulated other comprehensive loss, net of tax	(427,974)	(44,852)	(424,843)	469,695	(427,974)

Total stockholders’ equity	5,435,145	1,648,630	5,749,501	(7,398,219)	5,435,057

Total liabilities and stockholders’ equity	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$202,300	$—	$—	$(202,300)	$—
Loans	588	—	447,125	—	447,713
Money market investments	1,122	51	29,220	(1,173)	29,220
Investment securities	154	46	80,836	—	81,036

Total interest and dividend income	204,164	97	557,181	(203,473)	557,969

Interest expense:
Deposits	—	—	71,999	(1,173)	70,826
Short-term borrowings	—	—	1,600	—	1,600
Long-term debt	9,632	1,557	3,391	—	14,580

Total interest expense	9,632	1,557	76,990	(1,173)	87,006

Net interest income (expense)	194,532	(1,460)	480,191	(202,300)	470,963
Provision for loan losses	106	—	41,719	—	41,825

Net interest income (expense) after provision for loan losses	194,426	(1,460)	438,472	(202,300)	429,138

Service charges on deposit accounts	—	—	38,691	—	38,691
Other service fees	1	—	64,406	(100)	64,307
Mortgage banking activities	—	—	9,926	—	9,926
Net gain, including impairment on equity securities	587	—	859	(13)	1,433
Net profit on trading account debt securities	—	—	260	—	260
Adjustments (expense) to indemnity reserves on loans sold	—	—	(93)	—	(93)
Other operating income (expense)	5,169	(1,267)	18,015	(11)	21,906

Total non-interest income (expense)	5,757	(1,267)	132,064	(124)	136,430

Operating expenses:
Personnel costs	18,327	—	124,790	—	143,117
Net occupancy expenses	1,047	—	22,535	(45)	23,537
Equipment expenses	672	1	19,032	—	19,705
Other taxes	62	—	11,600	—	11,662
Professional fees	2,689	27	84,850	(100)	87,466
Communications	114	—	5,735	—	5,849
Business promotion	782	—	13,892	—	14,674
FDIC deposit insurance	—	—	4,806	—	4,806
Other real estate owned (OREO) expenses	—	—	2,677	—	2,677
Other operating expenses	(21,339)	13	53,512	(571)	31,615
Amortization of intangibles	24	—	2,288	—	2,312

Total operating expenses	2,378	41	345,717	(716)	347,420

Income (loss) before income tax and equity in (losses) earnings of subsidiaries	197,805	(2,768)	224,819	(201,708)	218,148
Income tax (benefit) expense	—	(581)	50,586	218	50,223

Income (loss) before equity in (losses) earnings of subsidiaries	197,805	(2,187)	174,233	(201,926)	167,925
Equity in undistributed (losses) earnings of subsidiaries	(29,880)	12,145	—	17,735	—

Net income	$167,925	$9,958	$174,233	$(184,191)	$167,925

Comprehensive income, net of tax	$271,920	$28,018	$278,854	$(306,872)	$271,920

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$25,000	$—	$—	$(25,000)	$—
Loans	525	—	373,065	(6)	373,584
Money market investments	842	1	22,285	(843)	22,285
Investment securities	147	81	56,981	—	57,209

Total interest and dividend income	26,514	82	452,331	(25,849)	453,078

Interest expense:
Deposits	—	—	39,531	(843)	38,688
Short-term borrowings	—	6	2,013	(6)	2,013
Long-term debt	13,118	2,692	3,520	—	19,330

Total interest expense	13,118	2,698	45,064	(849)	60,031

Net interest income (expense)	13,396	(2,616)	407,267	(25,000)	393,047
Provision for loan losses- non-covered loans	(21)	—	69,354	—	69,333
Provision for loan losses- covered loans	—	—	1,730	—	1,730

Net interest income (expense) after provision for loan losses	13,417	(2,616)	336,183	(25,000)	321,984

Service charges on deposit accounts	—	—	36,455	—	36,455
Other service fees	—	—	60,847	(245)	60,602
Mortgage banking activities	—	—	12,068	—	12,068
Net (loss) gain, including impairment on equity securities	(42)	—	(584)	(20)	(646)
Net (loss) profit on trading account debt securities	—	—	(198)	—	(198)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(2,926)	—	(2,926)
FDIC loss-share expense	—	—	(8,027)	—	(8,027)
Other operating income	3,745	751	11,687	(14)	16,169

Total non-interest income	3,703	751	109,322	(279)	113,497

Operating expenses:
Personnel costs	14,911	—	110,941	—	125,852
Net occupancy expenses	990	—	21,812	—	22,802
Equipment expenses	508	1	16,697	—	17,206
Other taxes	41	1	10,860	—	10,902
Professional fees	3,644	31	79,555	(245)	82,985
Communications	112	—	5,794	—	5,906
Business promotion	398	—	11,611	—	12,009
FDIC deposit insurance	—	—	6,920	—	6,920
Other real estate owned (OREO) expenses	—	—	6,131	—	6,131
Other operating expenses	(18,164)	14	47,720	(606)	28,964
Amortization of intangibles	—	—	2,325	—	2,325

Total operating expenses	2,440	47	320,366	(851)	322,002

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	14,680	(1,912)	125,139	(24,428)	113,479
Income tax benefit	—	543	21,381	231	22,155

Income (loss) before equity in earnings (losses) of subsidiaries	14,680	(2,455)	103,758	(24,659)	91,324
Equity in undistributed earnings (losses) of subsidiaries	76,644	15,852	—	(92,496)	—

Net income (loss)	$91,324	$13,397	$103,758	$(117,155)	$91,324

Comprehensive loss, net of tax	$(20,862)	$(8,785)	$(9,094)	$17,879	$(20,862)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$167,925	$9,958	$174,233	$(184,191)	$167,925

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	29,880	(12,145)	—	(17,735)	—
Provision for loan losses	106	—	41,719	—	41,825
Amortization of intangibles	24	—	2,288	—	2,312
Depreciation and amortization of premises and equipment	188	—	14,107	—	14,295
Net accretion of discounts and amortization of premiums and deferred fees	316	7	(39,136)	—	(38,813)
Share-based compensation	5,369	—	1,561	—	6,930
Fair value adjustments on mortgage servicing rights	—	—	3,825	—	3,825
Adjustments (expense) to indemnity reserves on loans sold	—	—	93	—	93
Earnings from investments under the equity method, net of dividends or distributions	(4,587)	1,267	(5,707)	—	(9,027)
Deferred income tax (benefit) expense	—	(581)	46,159	218	45,796
Loss (gain) on:
Disposition of premises and equipment and other productive assets	40	—	(2,305)	—	(2,265)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(4,058)	—	(4,058)
Sale of foreclosed assets, including write-downs	—	—	(3,772)	—	(3,772)
Acquisitions of loans held-for-sale	—	—	(44,748)	—	(44,748)
Proceeds from sale of loans held-for-sale	—	—	13,802	—	13,802
Net originations on loans held-for-sale	—	—	(53,231)	—	(53,231)
Net decrease (increase) in:
Trading debt securities	—	—	105,838	—	105,838
Equity securities	(2,374)	—	(1,988)	—	(4,362)
Accrued income receivable	(99)	97	3,326	(100)	3,224
Other assets	(1,337)	26	24,028	5,992	28,709
Net (decrease) increase in:
Interest payable	(4,594)	(1,551)	(870)	100	(6,915)
Pension and other postretirement benefits obligations	—	—	5,297	—	5,297
Other liabilities	(9,019)	(98)	(84,870)	(6,598)	(100,585)

Total adjustments	13,913	(12,978)	21,358	(18,123)	4,170

Net cash provided by (used in) operating activities	181,838	(3,020)	195,591	(202,314)	172,095

Cash flows from investing activities:
Net decrease (increase) in money market investments	45,000	3,020	(643,117)	(48,020)	(643,117)
Purchases of investment securities:
Available-for-sale	—	—	(3,123,508)	—	(3,123,508)
Equity	—	—	(1,297)	58	(1,239)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	3,006,779	—	3,006,779
Held-to-maturity	—	—	2,587	—	2,587
Proceeds from sale of investment securities:
Equity	—	—	2,679	—	2,679
Net repayments (disbursements) on loans	252	—	(79,221)	—	(78,969)
Proceeds from sale of loans	—	—	7,806	—	7,806
Acquisition of loan portfolios	—	—	(129,875)	—	(129,875)
Return of capital from equity method investments	—	—	1,371	—	1,371
Acquisition of premises and equipment	(231)	—	(19,207)	—	(19,438)
Proceeds from sale of:
Premises and equipment and other productive assets	3	—	5,972	—	5,975

Foreclosed assets	—	—	26,119	—	26,119

Net cash provided by (used in) investing activities	45,024	3,020	(942,912)	(47,962)	(942,830)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,073,526	96,180	1,169,706
Assets sold under agreements to repurchase	—	—	(80,659)	—	(80,659)
Other short-term borrowings	—	—	1	—	1
Payments of notes payable	—	—	(59,526)	—	(59,526)
Principal payments of finance leases	—	—	(439)	—	(439)
Proceeds from issuance of common stock	3,981	—	(1,005)	—	2,976
Dividends paid to parent company	—	—	(202,300)	202,300	—
Dividends paid	(25,713)	—	—	—	(25,713)
Net payments for repurchase of common stock	(250,271)	—	2	(45)	(250,314)
Payments related to tax withholding for share-based compensation	(2,805)	—	—	—	(2,805)

Net cash (used in) provided by financing activities	(274,808)	—	729,600	298,435	753,227

Net decrease in cash and due from banks, and restricted cash	(47,946)	—	(17,721)	48,159	(17,508)
Cash and due from banks, and restricted cash at beginning of period	68,278	—	402,995	(68,022)	403,251

Cash and due from banks, and restricted cash at end of period	$20,332	$—	$385,274	$(19,863)	$385,743

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$91,324	$13,397	$103,758	$(117,155)	$91,324

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(76,644)	(15,852)	—	92,496	—
Provision for loan losses	(21)	—	71,084	—	71,063
Amortization of intangibles	—	—	2,325	—	2,325
Depreciation and amortization of premises and equipment	187	—	12,649	—	12,836
Net accretion of discounts and amortization of premiums and deferred fees	521	7	(7,534)	—	(7,006)
Share-based compensation	2,361	—	751	—	3,112
Impairment losses on long-lived assets	—	—	272	—	272
Fair value adjustments on mortgage servicing rights	—	—	4,307	—	4,307
FDIC loss-share expense	—	—	8,027	—	8,027
Adjustments (expense) to indemnity reserves on loans sold	—	—	2,926	—	2,926
Earnings from investments under the equity method, net of dividends or distributions	(3,745)	(751)	(2,874)	—	(7,370)
Deferred income tax (benefit) expense	—	(282)	10,809	231	10,758
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(5)	—	(67)	—	(72)
Proceeds from insurance claims	—	—	(258)	—	(258)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(1,116)	—	(1,116)
Sale of foreclosed assets, including write-downs	—	—	(99)	—	(99)
Acquisitions of loans held-for-sale	—	—	(47,335)	—	(47,335)
Proceeds from sale of loans held-for-sale	—	—	12,036	—	12,036
Net originations on loans held-for-sale	—	—	(48,375)	—	(48,375)
Net decrease (increase) in:
Trading debt securities	—	—	94,099	(101)	93,998
Equity securities	(443)	—	313	—	(130)
Accrued income receivable	(34)	81	56,423	34	56,504
Other assets	(2,287)	28	37,773	758	36,272
Net (decrease) increase in:
Interest payable	(7,875)	(2,680)	(25)	(34)	(10,614)
Pension and other postretirement benefits obligations	—	—	1,225	—	1,225
Other liabilities	(3,434)	3	(89,748)	(1,350)	(94,529)

Total adjustments	(91,419)	(19,446)	117,588	92,034	98,757

Net cash (used in) provided by operating activities	(95)	(6,049)	221,346	(25,121)	190,081

Cash flows from investing activities:
Net decrease (increase) in money market investments	29,000	1,748	(1,728,858)	(30,748)	(1,728,858)
Purchases of investment securities:
Available-for-sale	—	—	(1,311,382)	—	(1,311,382)
Equity	—	—	(9,853)	123	(9,730)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,016,203	—	1,016,203
Held-to-maturity	—	—	2,639	—	2,639
Proceeds from sale of investment securities:
Equity	—	—	9,745	—	9,745
Net (disbursements) repayments on loans	(4,168)	—	93,349	4,301	93,482
Acquisition of loan portfolios	—	—	(161,295)	—	(161,295)

Net payments (to) from FDIC under loss-sharing agreements	—	—	(1,263)	—	(1,263)
Capital contribution to subsidiary	(10,000)	—	—	10,000	—
Acquisition of premises and equipment	(143)	—	(12,903)	—	(13,046)
Proceeds from insurance claims	—	—	258	—	258
Proceeds from sale of:
Premises and equipment and other productive assets	—	—	3,033	—	3,033
Foreclosed assets	—	—	25,746	—	25,746

Net cash provided by (used in) investing activities	14,689	1,748	(2,074,581)	(16,324)	(2,074,468)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,638,953	39,076	1,678,029
Assets sold under agreements to repurchase	—	—	(10,860)	—	(10,860)
Other short-term borrowings	—	4,301	89,992	(4,301)	89,992
Payments of notes payable	—	—	(12,680)	—	(12,680)
Proceeds from issuance of notes payable	—	—	40,000	—	40,000
Proceeds from issuance of common stock	4,712	—	—	—	4,712
Dividends paid to parent company	—	—	(25,000)	25,000	—
Dividends paid	(26,138)	—	—	—	(26,138)
Net payments for repurchase of common stock	(191)	—	—	(2)	(193)
Return of capital to parent company	—	—	10,000	(10,000)	—
Payments related to tax withholding for share-based compensation	(1,223)	—	—	—	(1,223)

Net cash (used in) provided by financing activities	(22,840)	4,301	1,730,405	49,773	1,761,639

Net decrease in cash and due from banks, and restricted cash	(8,246)	—	(122,830)	8,328	(122,748)
Cash and due from banks, and restricted cash at beginning of period	48,120	462	412,225	(48,178)	412,629

Cash and due from banks, and restricted cash at end of period	$39,874	$462	$289,395	$(39,850)	$289,881

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

The Corporation has several investments which it accounts for under the equity method. As of March 31, 2019, the Corporation had a 16.13% interest in EVERTEC, Inc., whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and services many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended March 31, 2019, the Corporation recorded $ 5.2 million in earnings from its investment in EVERTEC, which had a carrying amount of $65 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2019, the Corporation recorded $5.5 million in earnings from its investment in BHD León, which had a carrying amount of $149 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Accelerated share repurchase transaction

On February 28, 2019, the Corporation entered into a $250 million accelerated share repurchase (“ASR”) transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial shares, the Corporation recognized in shareholders’ equity approximately $200 million in treasury stock and $50 million as a reduction in capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Increase in quarterly common stock dividend

As part of its capital plan for 2019, on January 23, 2019, the Corporation announced an increase in its quarterly common stock dividend from $0.25 per share to $0.30 per share, payable commencing in the second quarter of 2019. On February 15, 2019, the Corporation’s Board of Directors approved the first quarterly cash dividend of $0.30 per share on its outstanding common stock, which was paid on April 1, 2019 to shareholders of record at the close of business on March 8, 2019.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2019 and 2018.

Table 1 - Financial highlights

Financial Condition Highlights	Ending Balances at			Average for the Quarter Ended
(In thousands)	March 31, 2019	December 31, 2018	Variance	March 31, 2019	March 31, 2018	Variance
Money market investments	$4,814,134	$4,171,048	$643,086	$4,872,326	$5,824,283	$(951,957)
Investment securities	13,839,874	13,595,130	244,744	13,900,754	10,923,764	2,976,990
Loans	26,691,693	26,559,311	132,382	26,491,458	24,073,431	2,418,027
Earning assets	45,345,701	44,325,489	1,020,212	45,264,538	40,821,478	4,443,060
Total assets	48,680,607	47,604,577	1,076,030	48,626,532	44,250,082	4,376,450
Deposits	40,879,838	39,710,039	1,169,799	40,526,505	36,068,198	4,458,307
Borrowings	1,377,401	1,537,673	(160,272)	1,468,826	2,040,541	(571,715)
Stockholders’ equity	5,440,060	5,435,057	5,003	5,614,778	5,242,909	371,869

Operating Highlights				First Quarter
(In thousands, except per share information)				2019	2018	Variance
Net interest income				$470,963	$393,047	$77,916
Provision for loan losses - non-covered loans				41,825	69,333	(27,508)
Provision for loan losses - covered loans				—	1,730	(1,730)
Non-interest income				136,430	113,497	22,933
Operating expenses				347,420	322,002	25,418

Income before income tax				218,148	113,479	104,669
Income tax expense				50,223	22,155	28,068

Net income				$167,925	$91,324	$76,601

Net income applicable to common stock				$166,994	$90,393	$76,601

Net income per common share - Basic				$1.69	$0.89	$0.80

Net income per common share - Diluted				$1.69	$0.89	$0.80

Dividends declared per common share - Basic				$0.30	$0.25	$0.05

	First Quarter
Selected Statistical Information	2019	2018
Common Stock Data
End market price	$52.13	$41.62
Book value per common share at period end	55.78	49.07

Profitability Ratios
Return on assets	1.40%	0.84%
Return on common equity	12.17	7.06
Net interest spread	3.91	3.66
Net interest spread (taxable equivalent) - Non-GAAP	4.26	3.98
Net interest margin	4.20	3.89
Net interest margin (taxable equivalent) - Non-GAAP	4.56	4.21

Capitalization Ratios
Average equity to average assets	11.55%	11.85%
Common equity Tier 1 capital	16.39	16.80
Tier I capital	16.39	16.80
Total capital	19.00	19.74
Tier 1 leverage	9.57	9.98

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors “Adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. No adjustments to net income are reflected for the first quarter of 2019 and 2018.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Table 2 for the quarter ended March 31, 2019 as compared with the same period in 2018, segregated by major categories of interest earning assets and interest-bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and/or its agencies and municipalities and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by Puerto Rico tax law. Thereunder, the exempt interest can be deducted up to the amount of taxable income. Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax exempt sources.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended March 31, 2019

•

For the quarter ended March 31, 2019, the Corporation recorded net income of $ 167.9 million, compared to net income of $ 91.3 million for the same quarter of the previous year. The results for the quarter reflect a higher net interest income by $77.9 million mainly due to higher income from investment securities due to higher volume of U.S. Treasury securities and higher income from auto loans impacted by the portfolio acquired as part of the Reliable Transaction, discussed in Note 4 to the Consolidated Financial Statements, partially offset by higher interest expense on deposits. The provision for loan losses decreased by $29.2 million mainly due to a specific reserve of $21.6 million recorded during the quarter ended March 31, 2018. Non-interest income was higher by $22.9 million mostly driven by the termination of the FDIC Shared-Loss Agreements during the second quarter of 2018, higher other service fees and higher earnings from investments under the equity method. Operating expenses were higher by $25.4 million mainly due to personnel costs reflecting our increase in headcount, and higher incentive related compensation.

•

Total assets at March 31, 2019 amounted to $48.7 billion, compared to $47.6 billion, at December 31, 2018. The increase of $1.1 billion was mainly due to higher balances on money market and investments in debt securities available-for-sale, and a higher loan portfolio balance.

•	Total deposits at March 31, 2019 increased by $1.2 billion when compared to deposits at December 31, 2018, mainly due to an increase in deposits from Puerto Rico public and private sectors.

•

Capital ratios continued to be strong. As of March 31, 2019, the Corporation’s common equity tier 1 capital ratio was 16.39%, while the total capital ratio was 19.00%. Refer to Table 7 for capital ratios.

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

The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. Also, competition with other financial institutions could adversely affect its profitability

The Corporation continuously monitors general business and economic conditions, industry-related indicators and trends, competition, interest rate volatility, credit quality indicators, loan and deposit demand, operational and systems efficiencies, revenue enhancements and changes in the regulation of financial services companies.

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2018 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider. Also, refer to Part II, Item 1A—Risk Factors, of this Form 10-Q for additional information.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Loans Acquired with Deteriorated Credit Quality Accounted for Under ASC 310-30; (iv) Income Taxes; (v) Goodwill; and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2018 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2018 Form 10-K for a summary of the Corporation’s significant accounting policies, including those related to business combinations, and to Note 3 to the Consolidated Financial Statements included in this Form 10Q for information on recently adopted accounting standard updates.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $471.0 million for the first quarter of 2019, an increase of $77.9 million when compared to $393.1 million for the same quarter of 2018. Taxable equivalent net interest income was $510.5 million for the first quarter of 2019, an increase of $85.4 million when compared to $425.1 million for the same quarter of 2018. The increase in $7.5 million in the taxable equivalent adjustment is directly related to a higher volume of tax-exempt investments in P.R. Net interest margin for the first quarter of 2019 was 4.20%, an increase of 31 basis points when compared to 3.89% for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the first quarter of 2019 was 4.56%, an increase of 34 basis points when compared to 4.21% for the same quarter of 2018.The increase in net interest margin is mostly related to the deployment of excess liquidity to acquire the Reliable portfolio and purchase of approximately $3.0 billion in investment securities, thereby improving the after-tax asset yield.

As a result of the May 2018 termination of the loss share agreements (the “FDIC Shared-Loss Agreements”) entered into with the Federal Deposit Insurance Corporation (the “FDIC”) in connection with the acquisition of certain assets and assumption of certain liabilities of Westernbank, the presentation of net interest income has been adjusted to present the balances and income from the loans acquired from Westernbank (the “WB Loans”) in their respective loan segments. Previously, the Corporation presented the income associated with the WB Loans aggregated into a single line in its analysis of average balances and yields. The presentation for prior periods has been adjusted accordingly, for comparative purposes.

The detailed variances of the increase in net interest income are described below:

Positive variances:

•

Higher interest income from money market investments due to an increase in market interest rates experienced during 2018. The average rate of such portfolios increased 88 basis points when compared to the same period in 2018, partially offset by lower volume by $1.0 billion;

•

Higher interest income from investment securities mainly due to higher volumes from U.S. Treasuries related to recent purchases to deploy liquidity and benefit from the Puerto Rico tax exemption of these assets;

•	Higher interest income from loans:

•

Commercial loans, driven by higher volume of loans mainly in the U.S. portfolio and the commercial loans acquired in the Reliable Transaction. Also improved yields related to the effect on the variable rate portfolio of the above-mentioned rise in interest rates and the origination in a higher interest rate environment;

•	Lease portfolio due to improved origination activity at Popular Auto;

•	Consumer loans driven by improved yield on the credit card portfolio and originations through the Eloan channel; and

•

Auto loans mainly due to the Reliable Transaction, which contributed $46.3 million in auto loans interest income, including the amortization of the fair value discount of $11.7 million, and improved activity in auto loan financing in Puerto Rico.

Negative variances:

•

Higher interest expense on deposits mainly due to higher cost of interest-bearing deposits in U.S. by 51 basis points and 32 basis points in P.R. The increase was driven by higher volume through the direct digital channel at Popular Bank and higher volume and cost of P.R. government deposits.

Interest income for the quarter ended March 31, 2019, including the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounted to $16.3 million in income, including $12.2 million of fair value discount amortization related to the Reliable Transaction, compared with $3.4 million in amortization income for the same period in 2018.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)

Quarters ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2019	2018	Variance	2019	2018	Variance		2019	2018	Variance	Rate	Volume
(In millions)							(In thousands)
$4,872	$5,824	$(952)	2.43%	1.55%	0.88%	Money market investments	$29,220	$22,285	$6,935	$11,040	$(4,105)
13,836	10,845	2,991	3.23	2.91	0.32	Investment securities	110,809	78,541	32,268	11,474	20,794
65	79	(14)	8.03	7.19	0.84	Trading securities	1,289	1,401	(112)	152	(264)

18,773	16,748	2,025	3.04	2.46	0.58	Total money market, investment and trading securities	141,318	102,227	39,091	22,666	16,425

						Loans:
12,064	11,469	595	6.14	5.88	0.26	Commercial	182,737	166,310	16,427	7,584	8,843
807	905	(98)	6.85	6.08	0.77	Construction	13,624	13,571	53	1,613	(1,560)
944	820	124	6.08	5.99	0.09	Leasing	14,331	12,276	2,055	172	1,883
7,134	7,073	61	5.34	5.28	0.06	Mortgage	95,168	93,407	1,761	956	805
2,814	2,885	(71)	11.93	11.01	0.92	Consumer	82,780	78,353	4,427	6,041	(1,614)
2,729	922	1,807	10.04	8.34	1.70	Auto	67,584	18,957	48,627	4,586	44,041

26,492	24,074	2,418	6.96	6.43	0.53	Total loans	456,224	382,874	73,350	20,952	52,398

$45,265	$40,822	$4,443	5.33%	4.80%	0.53%	Total earning assets	$597,542	$485,101	$112,441	$43,618	$68,823

						Interest bearing deposits:
$14,051	$11,194	$2,857	0.97%	0.42%	0.55%	NOW and money market [1]	$33,776	$11,496	$22,280	$18,618	$3,662
9,847	8,744	1,103	0.41	0.24	0.17	Savings	9,909	5,203	4,706	3,702	1,004
7,676	7,697	(21)	1.43	1.16	0.27	Time deposits	27,141	21,989	5,152	5,664	(512)

31,574	27,635	3,939	0.91	0.57	0.34	Total deposits	70,826	38,688	32,138	27,984	4,154

248	481	(233)	2.62	1.70	0.92	Short-term borrowings	1,599	2,013	(414)	494	(908)
1,221	1,559	(338)	4.81	4.98	(0.17)	Other medium and long-term debt	14,580	19,330	(4,750)	(503)	(4,247)

33,043	29,675	3,368	1.07	0.82	0.25	Total interest bearing liabilities	87,005	60,031	26,974	27,975	(1,001)

8,953	8,434	519				Demand deposits
3,269	2,713	556				Other sources of funds

$45,265	$40,822	$4,443	0.78%	0.59%	0.19%	Total source of funds	87,005	60,031	26,974	27,975	(1,001)

			4.56%	4.21%	0.34%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	510,537	425,070	85,467	$15,643	$69,824

			4.26%	3.98%	0.28%	Net interest spread

						Taxable equivalent adjustment	39,573	32,024	7,549

			4.20%	3.89%	0.31%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$470,964	$393,046	$77,918

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The following discussion with respect to the provision for loan losses includes the provision for loans previously classified as “covered” as a result of the FDIC Shared-Loss Agreements, which were terminated during the second quarter of 2018.

The Corporation’s provision for loan losses was $41.8 million for the quarter ended March 31, 2019, compared to $71.1 million for the quarter ended March 31, 2018, a decrease of $29.3 million, mostly related to the BPPR segment.

The provision for loan losses for the BPPR segment was $31.5 million for the quarter ended March 31, 2019, compared to $58.4 million for the quarter ended March 31, 2018, a decrease of $26.9 million, as the provision for the quarter ended March 31, 2018 included a $21.6 million impact related to a single commercial borrower.

The Popular U.S. segment continued to reflect strong growth and favorable credit quality metrics. The provision for loan losses for this segment amounted to $10.4 million for the quarter ended March 31, 2019, compared to $12.6 million for the same quarter in 2018.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

Non-interest income was $136.4 million for the first quarter of 2019, an increase of $22.9 million when compared with the same quarter of the previous year. As discussed in Note 10, on May 22, 2018, the Corporation terminated the FDIC Shared-Loss Agreements with the FDIC. Excluding the favorable variance on the FDIC loss share expense of $8.0 million, non-interest income increased by $14.9 million primarily driven by:

•	higher service charges on deposit accounts by $2.2 million due to higher fees on transactional cash management services;

•	higher other service fees by $3.7 million mainly due to retail auto loan servicing fee income;

•

higher unrealized net gains on equity securities by $2.1 million mainly on deferred compensation plans that have an offsetting expense in personnel costs and an impairment charge of $0.5 million recorded during 2018;

•	favorable variance in adjustments to indemnity reserves of $2.8 million related to loans previously sold with credit recourse at BPPR; and

•

higher other operating income by $5.7 million mainly due to higher aggregated net earnings from investments under the equity method by $2.2 million, $1.6 million in other income related to recoveries of previously charged-off loans from the portfolio acquired as part of the Reliable Transaction, and higher gains on sales of daily rental fleet units by $1.1 million.

These increases were partially offset by lower income from mortgage banking activities by $2.1 million due to higher realized losses on closed derivatives positions by $5.0 million, partially offset by higher gains on securitization transactions by $2.7 million.

Operating Expenses

Operating expenses for the quarter ended March 31, 2019 increased by $ 25.4 million when compared with the same quarter of 2018, driven primarily by:

•

higher personnel cost by $17.3 million, largely impacted by a higher headcount, reflecting higher salaries by $6.1 million, higher commission, incentives and other bonuses by $4.4 million and higher other personnel cost by $6.9 million, which includes higher stock-based compensation by $2.1 million and the impact of the profit sharing plan of $3.6 million;

•	higher equipment expense by $2.5 million due to higher technology initiatives, software and maintenance expenses;

•	higher professional fees by $4.5 million primarily due to higher programming, processing and other technology services by $8.9 million, partially offset by lower legal, consulting and advisory fees;

•	higher business promotion expense by $2.7 million due to higher advertising cost and higher consumer reward program expense; and

•

higher other operating expenses by $2.7 million mainly due to higher pension plan costs by $3.5 million, higher credit and debit card processing, volume and interchange expenses by $3.6 million as a result of incentive received from exceeding volume targets during the first quarter of 2018, partially offset by lower operational losses by $5.0 million.

These increases were partially offset by lower other real estate owned expense by $3.5 million due to higher gains by $2.3 million mainly on sale on mortgage properties at BPPR and lower write-downs on valuation of mortgage properties by $1.2 million.

Table 3 - Operating Expenses

	Quarters ended March 31,
(In thousands)	2019	2018	Variance
Personnel costs:
Salaries	$84,450	$78,397	$6,053
Commissions, incentives and other bonuses	25,761	21,316	4,445
Pension, postretirement and medical insurance	9,761	9,929	(168)
Other personnel costs, including payroll taxes	23,145	16,210	6,935

Total personnel costs	143,117	125,852	17,265

Net occupancy expenses	23,537	22,802	735
Equipment expenses	19,705	17,206	2,499
Other taxes	11,662	10,902	760
Professional fees:
Collections, appraisals and other credit related fees	3,724	3,058	666
Programming, processing and other technology services	60,178	51,305	8,873
Legal fees, excluding collections	3,489	5,763	(2,274)
Other professional fees	20,075	22,859	(2,784)

Total professional fees	87,466	82,985	4,481

Communications	5,849	5,906	(57)
Business promotion	14,674	12,009	2,665
FDIC deposit insurance	4,806	6,920	(2,114)
Other real estate owned (OREO) expenses	2,677	6,131	(3,454)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	8,223	4,608	3,615
Operational losses	4,888	9,924	(5,036)
All other	18,504	14,432	4,072

Total other operating expenses	31,615	28,964	2,651

Amortization of intangibles	2,312	2,325	(13)

Total operating expenses	$347,420	$322,002	$25,418

INCOME TAXES

Income tax expense amounted to $50.2 million for the quarter ended March 31, 2019, compared with income tax expense of $22.2 million for same quarter of the previous year. The increase on income tax expense is mainly attributed to higher taxable income, partially offset by the reduction in tax rate from 39% to 37.5%, effective on December 2018, and a higher tax benefit on net exempt interest income. The effective tax rate for the quarter ended March 31, 2019 was 23%.

At March 31, 2019, the Corporation had a deferred tax asset (“DTA”) amounting to $1.0 billion, net of a valuation allowance of $0.5 billion. Refer to Note 32 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on DTA balances.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Popular U.S. A Corporate group has been defined to support the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 34 to the Consolidated Financial Statements.

As discussed in Note 34, effective on January 1, 2019, the Corporation’s management changed the measurement basis for its reportable segments. Historically, for management reporting purposes, the Corporation had reversed the effect of the intercompany billings from itself, as holding company, to its subsidiaries for certain services or expenses incurred on their behalf. In addition, the Corporation used to reflect an income tax expense allocation for several of its subsidiaries which are Limited Liability Companies (“LLCs”) and had made an election to be treated as pass through entities for income tax purposes. The Corporation’s management has determined to discontinue making these adjustments, effective on January 1, 2019, for purposes of its management and reportable segment reporting. The Corporation reflected these changes in the measurement of the reportable segments’ results prospectively beginning on January 1, 2019.

The Corporate group reported a net loss of $1.3 million for the quarter ended March 31, 2019, compared with a net loss of $18.5 million for the same quarter of the previous year. The change was mostly driven by lower operating expenses by $19.7 million due to the Corporation’s corporate expense allocations to its subsidiaries as a result of the change in the segment reporting measurement discussed above. The Corporate group also recorded lower interest expense by $4.6 million due to the repayment in 2018 of the $450 million, 7% Senior Notes due on 2019, net of the issuance of $300 million, 6.125% Senior Notes due on 2023, during the third quarter of 2018.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $156.6 million for the quarter ended March 31, 2019, compared with net income of $91.4 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results include the following:

•	Higher net interest income by $75.1 million due to:

•	higher income from commercial loans by $11.6 million, mainly related to the portfolio acquired from Reliable and variable rate loans due to the increase in interest rates;

•	higher income from the lease portfolio by $2.1 million due to improved origination activity at Popular Auto;

•

higher income from auto loans by $48.6 million mainly related to the portfolio acquired from Reliable, including the amortization of the fair value discount of $11.7 million, and the sustained growth of the auto loan portfolio in P.R.;

•

higher income from money market investments by $6.4 million due to an increase in volume of funds available to invest related to higher average balance of deposits, and the increases in interest rates;

•	higher income from consumer loans by $4.9 million mainly related to higher yields on the credit cards and personal loans portfolio; and

•	higher interest income from investments in debt securities by $24.6 million driven by higher volume and yields of U.S. Treasuries;

Partially offset by higher cost of deposits by $24.9 million driven by the increase in average balances and higher cost of deposits.

The net interest margin for the quarter ended March 31, 2019 was 4.49% compared to 4.14% for the same period in the previous year. The increase in net interest margin is driven by earning assets mix due to the deployment of excess liquidity to acquire the Reliable portfolio and the purchase of investment securities.

•

The total provision expense for the first quarter of 2019 was $31.3 million, compared to $58.5 million for the same quarter of the previous year. The provision for the quarter ended March 31, 2018 included a $21.6 million impact related to a single commercial borrower.

•

Non-interest income was higher by $24.1 million. Excluding the favorable variance on the FDIC loss share expense of $8.0 million, due to the termination of the FDIC Shared-Loss Agreements discussed in Note 10, non-interest income increased by $16.1 million mainly due to:

•	higher other service fees by $3.4 million mainly due to retail auto loan servicing fees received; and

•

higher other income by $9.2 million due mainly to higher aggregated net earnings from investments under the equity method by $5.8 million, $1.6 million in recoveries of previously charged-off loans from the portfolio acquired as part of the Reliable Transaction, and higher gains on sales of daily rental fleet units; partially offset by:

•

lower income from mortgage banking activities by $2.1 million, due to higher realized losses on closed derivatives positions by $5.0 million, partially offset by higher gains on securitization transactions by $2.7 million.

•	Higher operating expenses by $41.5 million due to:

•	higher personnel costs by $11.5 million, due to a higher headcount, higher incentives and the impact of the profit sharing plan;

•	higher professional services expenses by $5.4 million, due to programming, processing and other technology expenses, partially offset by lower legal, consulting and advisory fees;

•	higher business promotion expense by $3.0 million due to higher advertising cost and higher consumer reward program expense; and

•	allocation of Corporate expenses by $23.4 million, due to the change in the segment reporting structure discussed above;

Partially offset by lower OREO expenses of $2.8 million due to higher gains on sales and lower write-downs on the valuation of mortgage properties.

•

Higher income tax expense by $19.5 million mainly related to higher taxable income, partially offset by the reduction in tax rate from 39% to 37.5%, effective in December 2018 and higher tax benefit on net exempt interest income.

Popular U.S.

For the quarter ended March 31, 2019, the reportable segment of Popular U.S. reported a net income of $12.2 million, compared with a net income of $18.1 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•

Lower net interest income by $2.2 million due to higher interest expense on deposits, mainly from the digital deposit channel, partially offset by higher interest income from commercial loans due to continued loan growth. For the first quarter of 2019, the net interest margin for the Popular U.S. segment was 3.40%, compared to 3.61% for the same period of the previous year.

•	Lower provision for loan losses by $2.2 million;

•

Higher operating expenses by $3.4 million mainly due to higher personnel costs by $2.3 million due to higher salaries and incentives, including the impact of the profit sharing plan and higher other operating expenses by $2.0 million which includes corporate expense allocations; and

•	Income tax unfavorable variance of $4.1 million due mainly to additional positive adjustments related to the Tax Cuts and Jobs Act recorded in the first quarter of 2018.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $48.7 billion at March 31, 2019, compared to $47.6 billion at December 31, 2018. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $4.8 billion at March 31, 2019, compared to $4.2 billion at December 31, 2018. The increase was mainly due to an increase in public sector deposits at BPPR, partially offset by purchases of mortgage-backed securities.

Debt securities available-for-sale increased by $0.2 billion to $13.5 billion at March 31, 2019. The increase was mainly due to additional liquidity deployed for the purchases of mortgage-backed securities at BPPR and PB, partially offset by maturities of U.S. Treasury securities at BPPR. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 4 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $0.1 billion to $ 26.6 billion at March 31, 2019 mainly driven by growth of auto loans and leases at the BPPR segment.

Table 4 - Loans Ending Balances

(In thousands)	March 31, 2019	December 31, 2018	Variance
Loans held-in-portfolio:
Commercial	$12,058,310	$12,043,019	$15,291
Construction	791,320	779,449	11,871
Legacy[1]	24,404	25,949	(1,545)
Lease financing	963,232	934,773	28,459
Mortgage	7,207,180	7,235,258	(28,078)
Auto	2,742,095	2,608,785	133,310
Consumer	2,861,167	2,880,656	(19,489)

Total loans held-in-portfolio	26,647,708	26,507,889	139,819

Loans held-for-sale:
Mortgage	43,985	51,422	(7,437)

Total loans held-for-sale	43,985	51,422	(7,437)

Total loans	$26,691,693	$26,559,311	$132,382

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Other assets

Other assets increased by $0.1 billion mainly due to the recognition of right-of-use assets as a result of the implementation of the new lease accounting standard, as discussed in Note 3, which required balance sheet recognition of operating lease contracts. Refer to Note 14 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018.

Liabilities

The Corporation’s total liabilities were $43.2 billion at March 31, 2019, compared to $42.2 billion at December 31, 2018.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2019 and December 31, 2018 is included in Table 5.

Table 5 - Financing to Total Assets

	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2019	2018	from 2018 to 2019	2019	2018
Non-interest bearing deposits	$9,046	$9,149	(1.1)%	18.6%	19.2%
Interest-bearing core deposits	26,824	25,714	4.3	55.1	54.0
Other interest-bearing deposits	5,010	4,847	3.4	10.3	10.2
Repurchase agreements	201	282	(28.7)	0.4	0.6
Notes payable	1,176	1,256	(6.4)	2.4	2.7
Other liabilities	984	922	6.7	2.0	1.9
Stockholders’ equity	5,440	5,435	0.1	11.2	11.4

Deposits

The Corporation’s deposits totaled $40.9 billion at March 31, 2019, compared to $39.7 billion at December 31, 2018. The deposits increase of $1.2 billion was mostly associated to an increase of $0.8 billion and $0.1 billion, respectively, in Puerto Rico public sector deposits and private savings at BPPR and $0.2 billion in non-brokered time deposits at PB primarily from its digital deposit channel. Refer to Table 6 for a breakdown of the Corporation’s deposits at March 31, 2019 and December 31, 2018.

Table 6 - Deposits Ending Balances

(In thousands)	March 31, 2019	December 31, 2018	Variance
Demand deposits [1]	$16,871,924	$16,077,023	$794,901
Savings, NOW and money market deposits (non-brokered)	15,806,355	15,616,247	190,108
Savings, NOW and money market deposits (brokered)	395,795	400,004	(4,209)
Time deposits (non-brokered)	7,724,161	7,500,544	223,617
Time deposits (brokered CDs)	81,603	116,221	(34,618)

Total deposits	$40,879,838	$39,710,039	$1,169,799

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $1.4 billion at March 31, 2019, a decrease of $0.2 billion from December 31, 2018, principally in assets sold under agreements to repurchase and Federal Home Loan Bank advances mainly at PB. Refer to Note 17 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities amounted to $1.0 billion at March 31, 2019, an increase of $0.1 billion when compared to December 31, 2018, mainly due to the recognition of operating lease liabilities, as discussed above.

Stockholders’ Equity

Stockholders’ equity totaled $5.4 billion at March 31, 2019, an increase of $5.0 million, principally due to the net income of $167.9 million for the quarter ended March 31, 2019 and lower unrealized losses on debt securities available-for-sale by $101.4 million, offset by other adjustments including the impact of the $250 million accelerated share repurchase transaction and declared dividends on common and preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2019, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 7, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2019 and December 31, 2018, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Table 7 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2019	December 31, 2018
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,389,900	$5,384,897
AOCI related adjustments due to opt-out election	272,805	378,038
Goodwill, net of associated deferred tax liability (DTL)	(594,658)	(596,695)
Intangible assets, net of associated DTLs	(24,521)	(26,833)
Deferred tax assets and other deductions	(488,881)	(507,896)

Common equity tier 1 capital	$4,554,645	$4,631,511

Additional tier 1 capital:
Preferred stock	50,160	50,160
Other additional tier 1 capital deductions	(50,160)	(50,160)

Additional tier 1 capital	$—	$—

Tier 1 capital	$4,554,645	$4,631,511

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	353,303	348,951

Tier 2 capital	$727,040	$722,688

Total risk-based capital	$5,281,685	$5,354,199

Minimum total capital requirement to be well capitalized	$2,779,469	$2,740,372

Excess total capital over minimum well capitalized	$2,502,216	$2,613,827

Total risk-weighted assets	$27,794,689	$27,403,718

Total assets for leverage ratio	$47,594,792	$46,876,424

Risk-based capital ratios:
Common equity tier 1 capital	16.39%	16.90%
Tier 1 capital	16.39	16.90
Total capital	19.00	19.54
Tier 1 leverage	9.57	9.88

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2019, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, total capital ratio, and leverage ratio as of March 31, 2019 as compared to December 31, 2018 was mainly attributed to higher risk weighted assets driven by the growth in auto loans and leases, the recognition of right-of-use assets as a result of the implementation of the new lease accounting standard, and higher available-for-sale debt securities. Also contributing to the decrease in capital ratios is the accelerated share repurchase transaction of $250 million, partially offset by the three months period earnings.

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

Table 8 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2019, and December 31, 2018.

Table 8 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2019	December 31, 2018
Total stockholders’ equity	$5,440,060	$5,435,057
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(24,521)	(26,833)

Total tangible common equity	$4,694,257	$4,686,942

Total assets	$48,680,607	$47,604,577
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(24,521)	(26,833)

Total tangible assets	$47,984,964	$46,906,622

Tangible common equity to tangible assets	9.78%	9.99%
Common shares outstanding at end of period	96,629,891	99,942,845
Tangible book value per common share	$48.58	$46.90

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 20 for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

Contractual Obligations and Commercial Commitments

The Corporation has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments on debt agreements. Also, in the normal course of business, the Corporation enters into contractual arrangements whereby it commits to future purchases of products or services from third parties. Obligations that are legally binding agreements, whereby the Corporation agrees to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time, are defined as purchase obligations.

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2019, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $340 million at March 31, 2019 of which approximately 56% mature in 2019, 21% in 2020, 12% in 2021 and 11% thereafter.

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

Table 9 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2019.

Table 9 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In thousands)	2019	Years 2020 - 2021	Years 2022 - 2023	Years 2024 - thereafter	Total
Commitments to extend credit	$6,597,639	$801,484	$147,315	$49,013	$7,595,451
Commercial letters of credit	1,303	—	—	—	1,303
Standby letters of credit	20,917	58,283	—	—	79,200
Commitments to originate or fund mortgage loans	16,576	6,308	—	—	22,884

Total	$6,636,435	$866,075	$147,315	$49,013	$7,698,838

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are securities in the debt securities portfolio classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $13.5 billion as of March 31, 2019. Other assets subject to market risk include loans held-for-sale, which amounted to $44 million, mortgage servicing rights (“MSRs”) which amounted to $168 million and securities classified as “trading”, which amounted to $39 million, as of March 31, 2019.

Management believes that market risk is currently not a material source of risk at the Corporation.

Interest Rate Risk (“IRR”)

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

Management utilizes various tools to assess IRR, including Net Interest Income (“NII”) simulation modeling, static gap analysis, and Economic Value of Equity (“EVE”). The three methodologies complement each other and are used jointly in the evaluation of the Corporation’s IRR. NII simulation modeling is prepared for a five-year period, which in conjunction with the EVE analysis, provides management a better view of long-term IRR.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -200, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at March 31, 2019 and December 31, 2018, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 10 - Net Interest Income Sensitivity (One Year Projection)

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$159,123	8.47%	$151,871	8.12%
+200 basis points	79,782	4.25	76,479	4.09
-200 basis points	(145,301)	(7.73)	(145,819)	(7.80)

At March 31, 2019, the simulations showed that the Corporation maintains an asset-sensitive position. This is primarily due to (i) a high level of money market investments that are highly sensitive to changes in interest rates, (ii) approximately 29% of the Corporation’s loan portfolio was comprised of variable loans, and (iii) low elasticity of the Corporation’s core deposit base.

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

At March 31, 2019, the Corporation held trading securities with a fair value of $39 million, representing approximately 0.1% of the Corporation’s total assets, compared with $38 million and 0.1%, respectively, at December 31, 2018. As shown in Table 11, the trading portfolio consists principally of mortgage-backed securities which at March 31, 2019 were investment grade securities. As of March 31, 2019, the trading portfolio also included $7 million in U.S. Treasury securities and $0.1 million in Puerto Rico government obligations ($6 million and $0.1 million as of December 31, 2018, respectively). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $260 thousand for the quarter ended March 31, 2019 and a net trading account loss of $198 thousand for the quarter ended March 31, 2018.

Table 11 - Trading Portfolio

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield
Mortgage-backed securities	$28,229	5.39%	$27,257	5.49%
U.S. Treasury securities	6,764	1.62	6,278	2.13
Collateralized mortgage obligations	642	5.78	659	5.62
Puerto Rico government obligations	129	0.48	134	0.26
Interest-only strips	478	12.05	484	12.05
Other	2,975	3.50	2,975	3.54

Total	$39,217	4.67%	$37,787	4.85%

[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.2 million for the last week in March 2019. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

A description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value is included in Note 29 to the Consolidated Financial Statements in the 2018 Form 10-K. Also, Refer to the Critical Accounting Policies / Estimates in the 2018 Form 10-K for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Liquidity

The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal and stressed market conditions. The Board of Directors is responsible for establishing the Corporation’s tolerance for liquidity risk, including approving relevant risk limits and policies. The Board of Directors has delegated the monitoring of these risks to the Risk Management Committee and the Asset/Liability Management Committee. The management of liquidity risk, on a long-term and day-to-day basis, is the responsibility of the Corporate Treasury Division. The Corporation’s Corporate Treasurer is responsible for implementing the policies and procedures approved by the Board of Directors and for monitoring the Corporation’s liquidity position on an ongoing basis. Also, the Corporate Treasury Division coordinates corporate wide liquidity management strategies and activities with the reportable segments, oversees policy breaches and manages the escalation process. The Financial and Operational Risk Management Division is responsible for the independent monitoring and reporting of adherence with established policies.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 84% of the Corporation’s total assets at March 31, 2019 and 83% at December 31, 2018. The ratio of total ending loans to deposits was 65% at March 31, 2019, compared to 67% at December 31, 2018. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.4 billion at March 31, 2019 (December 31, 2018 - $1.5 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 17 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. Note 35 to the Consolidated Financial Statements provides consolidating statements of condition, of operations and of cash flows which separately presents the Corporation’s bank holding companies and its subsidiaries as part of the “All other subsidiaries and eliminations” column.

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB or “the banking subsidiaries”) include retail and commercial deposits, brokered deposits, unpledged investment securities, mortgage loan securitization, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Board (the “FRB”), and has a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities.

Refer to Note 17 to the Consolidated Financial Statements, for additional information of the Corporation’s borrowing facilities available through its banking subsidiaries.

The principal uses of funds for the banking subsidiaries include loan originations, investment portfolio purchases, loan purchases and repurchases, repayment of outstanding obligations (including deposits), advances on certain serviced portfolios, and operational expenses. Also, the banking subsidiaries assume liquidity risk related to collateral posting requirements for certain activities mainly in connection with contractual commitments, recourse provisions, servicing advances, derivatives, credit card licensing agreements and support to several mutual funds administered by BPPR.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 6 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 35.9 billion, or 88% of total deposits, at March 31, 2019, compared with $34.9 billion, or 88% of total deposits, at December 31, 2018. Core deposits financed 79% of the Corporation’s earning assets at March 31, 2019, compared with 79% at December 31, 2018.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at March 31, 2019 is presented in the table that follows:

Table 12 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,813,171
3 to 6 months	442,933
6 to 12 months	714,578
Over 12 months	1,577,935

Total	$4,548,617

The Corporation had $ 0.5 billion in brokered deposits at March 31, 2019 and December 31, 2018, which financed approximately 1%, of its total assets. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

At March 31, 2019, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The principal sources of funding for the bank holding companies (the “BHC’s”), which are Popular, Inc. (holding company only) and PNA, include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings.

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

The outstanding balance of notes payable at the BHC’s amounted to $679 million at March 31, 2019 and December 31, 2018.

The contractual maturities of the BHC’s notes payable at March 31, 2019 are presented in Table 13.

Table 13 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$294,356
Later years	384,882

Total	$679,238

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

Dividends

During the quarter ended March 31, 2019, the Corporation declared quarterly dividends on its outstanding common stock of $0.30 per share, for a total of $29.0 million paid on April 1, 2019. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $0.9 million. The BHC’s received dividends amounting to $200 million from BPPR, $2 million in dividends from its non-banking subsidiaries and $0.6 million in dividends from EVERTEC’s parent company.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities, amounted to $3.4 billion at March 31, 2019 and $4.3 billion at December 31, 2018. A substantial portion of these debt securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $10 million in deposits at March 31, 2019 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $60 million at March 31, 2019. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 34 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which has endured a decade-long recession and continues to face severe economic and fiscal challenges.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006, and the Commonwealth’s gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published on May 3, 2019, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3% and 4.7%, respectively. The Planning Board projects that real GNP will increase approximately 2% and 3.6% in fiscal years 2019 and 2020, respectively, in part due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. For information regarding the economic projections of the 2019 Commonwealth Fiscal Plan, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Fiscal Crisis

The Commonwealth remains in the midst of a profound fiscal crisis affecting the central government and many of its instrumentalities, public corporations and municipalities. This fiscal crisis has been primarily the result of economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result of the crisis, the Commonwealth and certain of its instrumentalities have been unable to make debt service payments on their outstanding bonds and notes since 2016. The escalating fiscal and economic crisis and the imminent widespread defaults prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016, which, as further discussed below, established two mechanisms for the restructuring of the obligations of the Commonwealth, its public corporations, instrumentalities and municipalities. The Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through such mechanisms.

PROMESA

PROMESA created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. On February 15, 2019, however, the First Circuit of the U.S. Court of Appeals (the “First Circuit”) declared such appointments unconstitutional on the grounds that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate. The Oversight Board is seeking review of the First Circuit’s decision by the U.S. Supreme Court. The First Circuit’s decision provided that its mandate would not issue for 90 days so as to allow the President and the U.S. Senate to validate the defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. The First Circuit extended such period for an additional 60 days, until July 15, 2019. On April 29, 2019, President Donald Trump announced that he intends to nominate the current Oversight Board members to serve their terms through the end of August. Such appointments require confirmation by the U.S. Senate.

In October 2016, the Oversight Board designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. The only Commonwealth government entities that were not subject to such initial designation were the Commonwealth’s municipalities. On May 9, 2019, however, the Oversight Board designated all of the Commonwealth’s municipalities as covered entities. It also announced that it will launch a pilot initiative requiring the development of fiscal plans and budgets for ten municipalities. Further, it requested the development of a fiscal plan for the Municipal Revenue Collection Center, the entity primarily responsible for the collection of property taxes on behalf of municipalities.

At the Oversight Board’s request, covered entities are required to submit fiscal plans and annual budgets to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are potentially eligible to avail themselves of the restructuring processes provided by PROMESA. One of such restructuring processes, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agrees, that agreement can bind all other creditors in such category. The other one, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the Oversight Board. Access to either of these procedures is dependent on compliance with certain requirements established in PROMESA, including the approval of the Oversight Board.

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several versions of fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated as of May 9, 2019 (the “2019 Commonwealth Fiscal Plan”).

The 2019 Commonwealth Fiscal Plan estimates a 4.7% contraction in real GNP in fiscal year 2018, after accounting for the impact of disaster relief funding and the measures and structural reforms contemplated by the plan. It also projects that disaster relief spending will have a short-term stimulative effect on the economy, which, combined with the estimated effects of the proposed fiscal measures and structural reforms, will result in real GNP growth of approximately 4% and 1.5% in fiscal years 2019 and 2020.The Commonwealth’s population is estimated to steadily decline at rates of approximately 1% to 2% annually through fiscal year 2024.

Before accounting for the impact of the measures and structural reforms contemplated therein, the 2019 Commonwealth Fiscal Plan projects a pre-contractual debt service surplus in fiscal years 2018 through 2020. This surplus is not projected to continue after fiscal year 2020, as federal disaster relief funding slows down. The 2019 Commonwealth Fiscal Plan projects that, without major Government action, the Commonwealth would suffer an annual primary deficit starting in fiscal year 2021. The Oversight Board estimates that the fiscal measures contemplated by the 2019 Commonwealth Fiscal Plan will drive approximately $13.6 billion in savings and extra revenue through fiscal year 2024. However, even after accounting for the impact of the fiscal measures and structural reforms and before contractual debt service, the projections reflect an annual deficit starting in fiscal year 2038. After contractual debt service, the surplus projected in fiscal years 2019 to 2024 drops significantly and annual deficits begin in fiscal year 2027. Based on such long-term projections, the 2019 Commonwealth Fiscal Plan concludes that the Commonwealth cannot afford to meet all of its contractual debt obligations, even with aggressive implementation of the structural reforms and measures contemplated by the plan.

The 2019 Commonwealth Fiscal Plan does not contemplate a restructuring of the debt of the Commonwealth’s municipalities. It does, however, contemplate the gradual reduction and the ultimate elimination of budgetary subsidies provided by the Commonwealth to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Commonwealth appropriations to municipalities were reduced by $150 million in fiscal year 2018 and by an additional $45 million in 2019 (from approximately $370 million in fiscal year 2017 to approximately $220 million in fiscal year 2018 (exclusive of one-time hurricane related appropriations) and approximately $175 in fiscal year 2019). The 2019 Commonwealth Fiscal Plan provides for additional reductions in such appropriations every fiscal year, holding appropriations constant at approximately 45-50% of current levels starting in fiscal year 2022, before ultimately phasing out all subsidies in fiscal year 2024.

Other Fiscal Plans. Pursuant to PROMESA, the Oversight Board has also requested and certified fiscal plans for several public corporations and instrumentalities. Such plans conclude that such entities cannot afford to meet all of their contractual obligations as currently scheduled.

The certified fiscal plan for the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico’s electric power utility, contemplates the transformation of Puerto Rico’s electric system through, among other things, the establishment of a public-private partnership with respect to PREPA’s transmission and distribution system, and calls for significant structural reforms at PREPA. The plan also contemplates changes to the treatment of the municipal contribution in lieu of taxes, which could result in increased electricity expenses for municipalities.

The certified fiscal plan for Government Development Bank for Puerto Rico (“GDB”) contemplated the wind-down of GDB and the distribution of the cash flows of GDB’s loan portfolio among its creditors (including its municipal depositors) through a debt restructuring proceeding under Title VI of PROMESA. Such restructuring was approved by the U.S. District Court for the District of Puerto Rico (the “U.S. District Court”) and subsequently consummated on November 29, 2018.

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

On October 19, 2018, the Oversight Board filed a plan of adjustment for COFINA (as subsequently amended, the “COFINA Plan of Adjustment”), as well as a motion to approve a settlement of certain disputes between the Commonwealth and COFINA regarding the ownership of a portion of the sales and use tax pledged to the payment of COFINA’s bonds (the “COFINA Settlement”). The COFINA Plan of Adjustment provided for the restructuring of COFINA’s bonds based on the COFINA Settlement, which contemplated that the Commonwealth would receive approximately 46.35% of the yearly revenues previously allocated to COFINA. The COFINA Settlement and the COFINA Plan of Adjustment were confirmed by the U.S. District Court on February 4, 2019 and the restructuring transaction contemplated thereby was consummated on February 12, 2019. As of the date of this report, the plans of adjustment for the other Title III debtors have not been filed.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession are reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. While PROMESA provides a process to address the Commonwealth’s fiscal crisis, the length and complexity of the Title III proceedings for the Commonwealth and various of its instrumentalities, the adjustment measures required by the fiscal plans and the long-term impact of Hurricanes Irma and Maria present significant economic risks. In addition, the measures taken to address the fiscal crisis and those that will have to be taken in the near future will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us and may negatively affect consumer confidence. This, in turn, could result in reductions in consumer spending that may also adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s fiscal and economic challenges, including by consummating an orderly restructuring of its debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At March 31, 2019 and December 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled to $455 million and $458 million, respectively, which amounts were fully outstanding on such dates. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $413 million consists of loans and $42 million are securities ($413 million and $45 million, respectively, at December 31, 2018). Substantially all of the amount outstanding at March 31, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. As discussed above, the Oversight Board recently designated all Commonwealth’s municipalities as covered entities under PROMESA and requested the development of fiscal plans and budgets from ten municipalities as part of a new pilot initiative. The Corporation does not have direct exposure to any of the municipalities that are currently part of such pilot initiative. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and contingencies.

In addition, at March 31, 2019, the Corporation had $365 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $290 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and subsequent foreclosure of the underlying property. The Corporation also had, at March 31, 2019, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and subsequent foreclosure of the underlying property (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. In addition, at March 31, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $23 million of commercial real estate notes issued by government entities, but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

The Corporation may also have direct exposure with regards to avoidance and other causes of action initiated by the Oversight Board on behalf of the Commonwealth or other Title III debtors. For additional information regarding such exposure, refer to Note 21 of the Consolidated Financial Statements.

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

At March 31, 2019, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $75 million, of which $67 million is outstanding (compared to $76 million and $68 million, respectively, at December 31, 2018). Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $11 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $42 million, $14 million and $12 million, respectively, at December 31, 2018).

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.2 billion of residential mortgages and $72 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2019 (compared to $1.2 billion and $74 million, respectively, at December 31, 2018).

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 14.

During the first quarter of 2019, the Puerto Rico segment continued to reflect positive credit quality trends. Mortgage delinquencies continued to improve, and net charge-offs were at 0.71% on that portfolio. The Corporation continues to be attentive to the performance of its portfolios and related credit metrics. The results of the Popular U.S. segment remained stable with strong growth and favorable credit quality metrics.

Total non-performing assets (“NPA”) decreased by $36 million when compared with December 31, 2018. Non-performing loans (‘NPLs”) in the Puerto Rico segment decreased by $23 million, mostly due to lower commercial NPLs of $17 million, primarily related to a $12.0 million charge-off on a previously reserved loan, combined with lower other real estate owned (“OREOs”) of $11 million, mainly driven by increased sales activity during the quarter.

At March 31, 2019, NPLs secured by real estate amounted to $455 million in the Puerto Rico operations and $39 million in the Popular U.S. operations. These figures were $459 million and $49 million, respectively, at December 31, 2018.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.7 billion at March 31, 2019, of which $2.0 billion was secured with owner occupied properties, compared with $7.8 billion and $2.0 billion, respectively, at December 31, 2018. CRE NPLs amounted to $125 million at March 31, 2019, compared with $129 million at December 31, 2018. The CRE NPL ratios for the BPPR and Popular U.S. segments were 2.95% and 0.06%, respectively, at March 31, 2019, compared with 3.05% and 0.02%, respectively, at December 31, 2018.

In addition to the NPLs included in Table 14, at March 31, 2019, there were $183 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2018—$153 million).

For the quarter ended March 31, 2019, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by $69 million, or 53%, when compared to the inflows for the same quarter in 2018. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $70 million, or 55%, compared to the inflows for the first quarter of 2018, driven by lower mortgage inflows of $61 million, as the first quarter of 2018 was impacted by the end of the payment moratorium granted after the hurricanes. Inflows of NPLs held-in-portfolio at the Popular U.S. segment remained essentially flat, increasing slightly by $0.6 million, or 15%, from the same quarter in 2018.

Table 14 - Non-Performing Assets

	March 31, 2019				December 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$166,293	$2,861	$169,154	1.4%	$182,950	$1,076	$184,026	1.5%
Construction	1,788	12,060	13,848	1.7	1,788	12,060	13,848	1.8
Legacy[1]	—	2,583	2,583	10.6	—	2,627	2,627	10.1
Leasing	2,525	—	2,525	0.3	3,313	—	3,313	0.4
Mortgage	317,850	9,808	327,658	4.5	323,565	11,033	334,598	4.6
Auto	25,162	—	25,162	0.9	24,050	—	24,050	0.9
Consumer	31,374	13,898	45,272	1.6	32,432	16,193	48,625	1.7

Total non-performing loans held-in-portfolio	544,992	41,210	586,202	2.2%	568,098	42,989	611,087	2.3%
Other real estate owned (“OREO”)	122,663	2,815	125,478		134,063	2,642	136,705

Total non-performing assets[2]	$667,655	$44,025	$711,680		$702,161	$45,631	$747,792

Accruing loans past due 90 days or more[3] [4]	$550,717	$—	$550,717		$612,543	$—	$612,543

Ratios:
Non-performing assets to total assets	1.73%	0.43%	1.46%		1.86%	0.46%	1.57%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.73	0.62	2.20		2.86	0.65	2.31
Allowance for loan losses to loans held-in-portfolio	2.42	1.00	2.07		2.55	0.94	2.15
Allowance for loan losses to non-performing loans, excluding held-for-sale	88.88	160.75	93.93		89.27	144.66	93.17

HIP	= “held-in-portfolio”
[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

[2]	There were no non-performing loans held-for-sale as of March 31, 2019 and December 31, 2018.
[3]

The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $257 million at March 31, 2019 (December 31, 2018 - $216 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[4]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $292 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2019 (December 31, 2018 - $283 million). These balances also include approximately $106 million of loans rebooked due to a repurchase option with GNMA liability (December 31, 2018 - $134 million). The Corporation has approximately $67 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2018 - $69 million).

Table 15 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended March 31, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$508,303	$26,796	$535,099
Plus:
New non-performing loans	57,782	4,250	62,032
Advances on existing non-performing loans	—	79	79
Less:
Non-performing loans transferred to OREO	(4,117)	(124)	(4,241)
Non-performing loans charged-off	(23,652)	(247)	(23,899)
Loans returned to accrual status / loan collections	(52,385)	(3,442)	(55,827)

Ending balance NPLs[1]	$485,931	$27,312	$513,243

[1] Includes $2.6 million of NPLs related to the legacy portfolio.

Table 16 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer and Covered Loans)

	For the quarter ended March 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$467,923	$21,730	$489,653
Plus:
New non-performing loans	127,431	3,763	131,194
Advances on existing non-performing loans	116	4	120
Less:
Non-performing loans transferred to OREO	(5,186)	—	(5,186)
Non-performing loans charged-off	(16,263)	(264)	(16,527)
Loans returned to accrual status / loan collections	(54,629)	(9,302)	(63,931)

Ending balance NPLs[1]	$519,392	$15,931	$535,323

[1]	Includes $3.1 million of NPLs related to the legacy portfolio.

Table 17 - Activity in Non-Performing Commercial Loans Held-In-Portfolio

	For the quarter ended March 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$182,950	$1,076	$184,026
Plus:
New non-performing loans	10,554	2,220	12,774
Less:
Non-performing loans transferred to OREO	(962)	—	(962)
Non-performing loans charged-off	(17,918)	(50)	(17,968)
Loans returned to accrual status / loan collections	(8,331)	(385)	(8,716)

Ending balance - NPLs	$166,293	$2,861	$169,154

Table 18 - Activity in Non-Performing Commercial Loans Held-In-Portfolio

	For the quarter ended March 31, 2018
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$161,226	$3,839	$165,065
Plus:
New non-performing loans	15,179	680	15,859
Less:
Non-performing loans transferred to OREO	(2,674)	—	(2,674)
Non-performing loans charged-off	(4,789)	(231)	(5,020)
Loans returned to accrual status / loan collections	(11,810)	(3,141)	(14,951)

Ending balance - NPLs	$157,132	$1,147	$158,279

Table 19 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$1,788	$12,060	$13,848
Plus:
New non-performing loans	—	—	—
Advances on existing non-performing loans	—	—	—

Ending balance - NPLs	$1,788	$12,060	$13,848

Table 20 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2018
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$—	$—	$—
Plus:
New non-performing loans	4,177	—	4,177
Advances on existing non-performing loans	116	—	116

Ending balance - NPLs	$4,293	$—	$4,293

Table 21 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended March 31, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$323,565	$11,033	$334,598
Plus:
New non-performing loans	47,228	1,820	49,048
Advances on existing non-performing loans	—	72	72
Less:
Non-performing loans transferred to OREO	(3,155)	(124)	(3,279)
Non-performing loans charged-off	(5,734)	(197)	(5,931)
Loans returned to accrual status / loan collections	(44,054)	(2,796)	(46,850)

Ending balance - NPLs	$317,850	$9,808	$327,658

Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$306,697	$14,852	$321,549
Plus:
New non-performing loans	108,075	2,955	111,030
Less:
Non-performing loans transferred to OREO	(2,512)	—	(2,512)
Non-performing loans charged-off	(11,474)	(33)	(11,507)
Loans returned to accrual status / loan collections	(42,819)	(6,127)	(48,946)

Ending balance - NPLs	$357,967	$11,647	$369,614

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more and delinquencies, as a percentage of their related portfolio category at March 31, 2019 and December 31, 2018, are presented below.

Table 23 - Loan Delinquencies

(Dollars in thousands)	March 31, 2019			December 31, 2018
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$372,714	$12,058,310	3.09%	$406,442	$12,043,019	3.37%
Construction	24,191	791,320	3.06	13,848	779,449	1.78
Legacy	2,657	24,404	10.89	3,267	25,949	12.59
Leasing	13,136	963,232	1.36	12,803	934,773	1.37
Mortgage	1,409,506	7,207,180	19.56	1,474,923	7,235,258	20.39
Consumer	199,291	5,603,262	3.56	196,325	5,489,441	3.58
Loans held-for-sale	229	43,985	0.52	173	51,422	0.34

Total	$2,021,724	$26,691,693	7.57%	$2,107,781	$26,559,311	7.94%

Allowance for Loan Losses

The allowance for loan and lease losses (“ALLL”), which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the loan portfolio. The Corporation’s management evaluates the adequacy of the ALLL on a quarterly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular Inc.’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors.

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to the Critical Accounting Policies / Estimates section of this MD&A for a description of the Corporation’s allowance for loans losses methodology.

At March 31, 2019, the ALLL amounted to $551 million, a decrease of $19 million when compared with December 31, 2018. The BPPR ALLL decreased by $23 million, principally due to charge-offs from impaired loans, most significantly the previously mentioned $12.0 million commercial charge-off, coupled with improvements in loss trends in the mortgage portfolio. This decrease was offset in part by an increase of $4 million in the Popular U.S. segment, primarily related to the qualitative component of the commercial portfolio. The provision for loan losses for the first quarter of 2019 amounted to $41.8 million, compared to $71.1 million in the same period in the prior year. Refer to the Provision for Loan Losses section of this MD&A for additional information.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) by loan category for the quarters ended March 31, 2019 and December 31, 2018.

Table 24 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-Covered Loans)

	Quarter ended March 31, 2019			Quarter ended March 31, 2018
	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Commercial	0.90%	0.24%	0.64%	0.22%	0.64%	0.38%
Construction	(0.08)	—	(0.01)	(0.87)	—	(0.09)
Leases	0.63	—	0.63	0.97	—	0.97
Legacy	—	(11.36)	(11.36)	—	(4.12)	(4.12)
Mortgage	0.71	0.11	0.64	0.91	(0.17)	0.80
Consumer	1.95	3.73	2.09	2.68	4.37	2.89

Total annualized net charge-offs to average loans held-in-portfolio	1.09%	0.38%	0.92%	0.96%	0.72%	0.90%

Net charge-offs for the quarter ended March 31, 2019 amounted to $60.5 million, increasing by $6.6 million when compared to the same quarter in 2018, driven by higher BPPR commercial net charge-offs of $12.7 million, offset in part by lower commercial net charge-offs of $4.0 million in the Popular U.S. segment.

Table 25 - Composition of ALLL

March 31, 2019
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$33,476	$19	$—	$321	$43,139	$25,003	$101,958
Impaired loans	$383,494	$13,848	$—	$1,018	$524,803	$110,874	$1,034,037
Specific ALLL to impaired loans	8.73%	0.14%	—%	31.53%	8.22%	22.55%	9.86%

General ALLL	$191,013	$7,477	$829	$8,788	$99,159	$141,404	$448,670
Loans held-in-portfolio, excluding impaired loans	$11,674,816	$777,472	$24,404	$962,214	$6,682,377	$5,492,388	$25,613,671
General ALLL to loans held-in-portfolio, excluding impaired loans	1.64%	0.96%	3.40%	0.91%	1.48%	2.57%	1.75%

Total ALLL	$224,489	$7,496	$829	$9,109	$142,298	$166,407	$550,628
Total loans held-in-portfolio	$12,058,310	$791,320	$24,404	$963,232	$7,207,180	$5,603,262	$26,647,708
ALLL to loans held-in-portfolio	1.86%	0.95%	3.40%	0.95%	1.97%	2.97%	2.07%

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Table 26 - Composition of ALLL
December 31, 2018
(Dollars in thousands)	Commercial	Construction	Legacy[1]	Leasing	Mortgage	Consumer	Total
Specific ALLL	$52,190	$56	$—	$320	$41,211	$25,893	$119,670
Impaired loans	$398,518	$13,848	$—	$1,099	$518,888	$112,742	$1,045,095
Specific ALLL to impaired loans	13.10%	0.40%	—%	29.12%	7.94%	22.97%	11.45%

General ALLL	$186,925	$7,368	$969	$11,166	$106,201	$137,049	$449,678
Loans held-in-portfolio, excluding impaired loans	$11,644,501	$765,601	$25,949	$933,674	$6,716,370	$5,376,699	$25,462,794
General ALLL to loans held-in-portfolio, excluding impaired loans	1.61%	0.96%	3.73%	1.20%	1.58%	2.55%	1.77%

Total ALLL	$239,115	$7,424	$969	$11,486	$147,412	$162,942	$569,348
Total loans held-in-portfolio	$12,043,019	$779,449	$25,949	$934,773	$7,235,258	$5,489,441	$26,507,889
ALLL to loans held-in-portfolio	1.99%	0.95%	3.73%	1.23%	2.04%	2.97%	2.15%

[1]

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Troubled debt restructurings

The Corporation’s TDR loans amounted to $1.5 billion at March 31, 2019, increasing by $14 million, or approximately 0.93%, from December 31, 2018, mainly driven by higher TDRs in the BPPR segment of $13 million. The increase in BPPR was mostly related to higher mortgage TDRs of $32 million, of which $27 million were government guaranteed loans, partially offset by lower commercial TDRs of $16 million. TDRs in accruing status increased by $26 million from December 31, 2018, while non-accruing TDRs decreased by $12 million.

Refer to Note 9 to the Consolidated Financial Statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The following tables present the approximate amount and percentage of commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2019 and December 31, 2018.

Appraisals may be adjusted due to their age and the type, location and condition of the property, area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the impairment measurement date. Refer to the Allowance for Loan Losses section of Note 2, “Summary of significant accounting policies” of the Corporation’s 2018 Form 10-K for more information.

Table 27 - Impaired Loans with Appraisals Dated 1 year or Older

March 31, 2019
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	113	$319,166	10%
Construction	1	1,788	100

[1] Based on outstanding balance of total impaired loans.

December 31, 2018
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	110	$335,044	3%
Construction	1	1,788	—

[1] Based on outstanding balance of total impaired loans.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2018 Form 10-K.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A - Risk Factors” in our 2018 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors below and in our 2018 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2018 Form 10-K.

The risks described in our 2018 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February 2019, the Corporation entered into a $250 million accelerated share repurchase transaction with respect to its common stock. As part of this transaction, the Corporation received an initial delivery of 3,500,000 shares of common stock. Such shares are held as treasury stock.

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of March 31, 2019, the maximum number of shares of common stock remaining available for future issuance under this plan was 875,265. In March 2019, the Corporation added to treasury stock 55,812 shares of common stock related to shares that were withheld under Popular’s employee restricted and performance share awards to satisfy tax requirements.

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	3,500,000	$56.38	3,500,000	$52,670,000
March 1 - March 31	55,812	54.27	—	52,670,000

Total March 31, 2019	3,555,812	$56.35	3,500,000	$52,670,000

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

10.1	Form of Popular, Inc. 2019 Long-Term Equity Incentive Award and Agreement(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.	INS XBRL Instance Document(1)

101.	SCH XBRL Taxonomy Extension Schema Document(1)

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.	DEF XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.	LAB XBRL Taxonomy Extension Label Linkbase Document(1)

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)
Date: May 10, 2019

	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President & Chief Financial Officer

Date: May 10, 2019

	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller