Form 10-Q
period 2019-06-30
POPULAR INC
filed 2019-08-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
Or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34084

POPULAR, INC.
(Exact name of registrant as specified in its charter)

Puerto Rico		66-0667416
(State or other jurisdiction of Incorporation or		(IRS Employer Identification Number)
organization)

Popular Center Building
209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico		00918
(Address of principal executive offices)		(Zip code)

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 96,647,087 shares outstanding as of August 6, 2019.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at June 30, 2019 and
December 31, 2018	6

Unaudited Consolidated Statements of Operations for the quarters
and six months ended June 30, 2019 and 2018	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters and six months ended June 30, 2019 and 2018	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and six months ended June 30, 2019 and 2018	9

Unaudited Consolidated Statements of Cash Flows for the six months
ended June 30, 2019 and 2018	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	120

Item 3. Quantitative and Qualitative Disclosures about Market Risk	166

Item 4. Controls and Procedures	166

Part II – Other Information

Item 1. Legal Proceedings	166

Item 1A. Risk Factors	167

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	167

Item 3. Defaults Upon Senior Securities	167
Item 4. Mine Safety Disclosures	167
Item 5. Other Information	168
Item 6. Exhibits	168
Signatures	169

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•the rate of growth or decline in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve and, in particular, in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), where a significant portion of our business is concentrated;

•the impact of the current fiscal and economic challenges of Puerto Rico and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business;

•the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal challenges on the value of our portfolio of Puerto Rico government securities and loans to governmental entities and of our commercial, mortgage and consumer loan portfolios where private borrowers could be directly affected by governmental action;

•the impact of Hurricanes Irma and Maria, and the measures taken to recover from these hurricanes (including the availability of relief funds and insurance proceeds), on the economy of Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands, and on our customers and our business;

•changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets;

•the fiscal and monetary policies of the federal government and its agencies;

•changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•hurricanes and other weather-related events, as well as man-made disasters, which could cause a disruption in our operations or other adverse consequences for our business;

•the ability to successfully integrate the auto finance business acquired from Wells Fargo & Company, as well as unexpected costs, including as a result of any unrecorded liabilities or issues not identified during the due diligence investigation of the business or, that may not be subject to indemnification or reimbursement under the acquisition agreement, and risks that the business may suffer as a result of the transaction, including due to adverse effects on relationships with customers, employees and service providers;

•the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•the performance of the stock and bond markets;

•competition in the financial services industry;

•possible legislative, tax or regulatory changes; and

•a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, or of other third parties providing services to us, including as a result of cyberattacks, e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following:

•negative economic conditions that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;

•changes in market rates and prices which may adversely impact the value of financial assets and liabilities;

•liabilities resulting from litigation and regulatory investigations;

•changes in accounting standards, rules and interpretations;

•our ability to grow our core businesses;

•decisions to downsize, sell or close units or otherwise change our business mix; and

•management’s ability to identify and manage these and other risks.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share information)	2019	2018
Assets:
Cash and due from banks	$391,703	$394,035
Money market investments:
Time deposits with other banks	3,172,116	4,171,048
Total money market investments	3,172,116	4,171,048
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	605	598
Other trading account debt securities	35,018	37,189
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	245,276	280,502
Other debt securities available-for-sale	16,489,446	13,019,682
Debt securities held-to-maturity, at amortized cost (fair value 2019 - $105,834; 2018 - $102,653)	99,599	101,575
Equity securities (realizable value 2019 -$173,771); (2018 - $159,821)	168,154	155,584
Loans held-for-sale, at lower of cost or fair value	54,028	51,422
Loans held-in-portfolio	27,171,467	26,663,713
Less – Unearned income	165,722	155,824
Allowance for loan losses	543,666	569,348
Total loans held-in-portfolio, net	26,462,079	25,938,541
Premises and equipment, net	554,614	569,808
Other real estate	118,851	136,705
Accrued income receivable	170,886	166,022
Mortgage servicing assets, at fair value	153,021	169,777
Other assets	1,806,825	1,714,134
Goodwill	671,122	671,122
Other intangible assets	23,878	26,833
Total assets	$50,617,221	$47,604,577
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$8,955,304	$9,149,036
Interest bearing	33,104,533	30,561,003
Total deposits	42,059,837	39,710,039
Assets sold under agreements to repurchase	233,091	281,529
Other short-term borrowings	160,000	42
Notes payable	1,211,579	1,256,102
Other liabilities	1,232,880	921,808
Total liabilities	44,897,387	42,169,520
Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock,30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160

Common stock, $0.01 par value; 170,000,000 shares authorized;104,357,428 shares issued (2018 - 104,320,303) and 96,703,351 shares outstanding (2018 - 99,942,845)	1,044	1,043
Surplus	4,316,225	4,365,606
Retained earnings	1,935,826	1,651,731
Treasury stock - at cost, 7,654,077 shares (2018 - 4,377,458)	(392,208)	(205,509)
Accumulated other comprehensive loss, net of tax	(191,213)	(427,974)
Total stockholders’ equity	5,719,834	5,435,057
Total liabilities and stockholders’ equity	$50,617,221	$47,604,577
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2019	2018	2019	2018
Interest income:
Loans	$454,204	$386,277	$901,917	$759,861
Money market investments	22,534	36,392	51,754	58,677
Investment securities	94,241	58,181	175,277	115,390
Total interest income	570,979	480,850	1,128,948	933,928
Interest expense:
Deposits	78,449	45,228	149,275	83,916
Short-term borrowings	1,656	1,752	3,256	3,765
Long-term debt	14,558	19,734	29,138	39,064
Total interest expense	94,663	66,714	181,669	126,745
Net interest income	476,316	414,136	947,279	807,183
Provision for loan losses - non-covered loans	40,191	60,054	82,016	129,387
Provision for loan losses - covered loans	-	-	-	1,730
Net interest income after provision for loan losses	436,125	354,082	865,263	676,066
Service charges on deposit accounts	39,617	37,102	78,308	73,557
Other service fees	74,031	62,876	138,338	123,478
Mortgage banking activities (Refer to Note 11)	(1,773)	10,071	8,153	22,139
Net gain (loss), including impairment on equity securities	528	234	1,961	(412)
Net profit (loss) on trading account debt securities	422	21	682	(177)
Adjustments (expense) to indemnity reserves on loans sold	1,840	(527)	1,747	(3,453)
FDIC loss-share income (Refer to Note 29)	-	102,752	-	94,725
Other operating income	23,661	22,280	45,567	38,449
Total non-interest income	138,326	234,809	274,756	348,306
Operating expenses:
Personnel costs	141,499	124,332	284,616	250,184
Net occupancy expenses	23,299	22,425	46,836	45,227
Equipment expenses	21,323	17,775	41,028	34,981
Other taxes	12,577	10,876	24,239	21,778
Professional fees	95,248	93,903	182,714	176,888
Communications	5,955	5,382	11,804	11,288
Business promotion	19,119	16,778	33,793	28,787
FDIC deposit insurance	5,278	7,004	10,084	13,924
Other real estate owned (OREO) expenses	1,237	6,947	3,914	13,078
Other operating expenses	35,109	29,922	66,724	58,886
Amortization of intangibles	2,371	2,324	4,683	4,649
Total operating expenses	363,015	337,668	710,435	659,670
Income before income tax	211,436	251,223	429,584	364,702
Income tax expense (benefit)	40,330	(28,560)	90,553	(6,405)
Net Income	$171,106	$279,783	$339,031	$371,107
Net Income Applicable to Common Stock	$170,175	$278,852	$337,169	$369,245
Net Income per Common Share – Basic	$1.77	$2.74	$3.46	$3.63
Net Income per Common Share – Diluted	$1.76	$2.73	$3.45	$3.62
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income	$171,106	$279,783	$339,031	$371,107
Reclassification to retained earnings due to cumulative effect of accounting change	-	-	(50)	(605)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,204)	(3,456)	(2,442)	(3,363)
Amortization of net losses of pension and postretirement benefit plans	5,876	5,385	11,752	10,771
Amortization of prior service credit of pension and postretirement benefit plans	-	(868)	-	(1,735)
Unrealized holding gains (losses) on debt securities arising during the period	143,441	(36,223)	253,304	(157,412)
Unrealized net (losses) gains on cash flow hedges	(1,138)	(270)	(1,820)	955
Reclassification adjustment for net losses (gains) included in net income	891	250	1,921	(1,017)
Other comprehensive income (loss) before tax	147,866	(35,182)	262,665	(152,406)
Income tax (expense) benefit	(15,100)	1,228	(25,904)	6,266
Total other comprehensive income (loss), net of tax	132,766	(33,954)	236,761	(146,140)
Comprehensive income, net of tax	$303,872	$245,829	$575,792	$224,967

Tax effect allocated to each component of other comprehensive income (loss):
	Quarters ended		Six months ended,
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Amortization of net losses of pension and postretirement benefit plans	$(2,204)	$(2,099)	$(4,407)	$(4,200)
Amortization of prior service credit of pension and postretirement benefit plans	-	339	-	677
Unrealized holding gains (losses) on debt securities arising during the period	(12,989)	2,980	(21,449)	9,765
Unrealized net (losses) gains on cash flow hedges	427	105	672	(373)
Reclassification adjustment for net losses (gains) included in net income	(334)	(97)	(720)	397
Income tax (expense) benefit	$(15,100)	$1,228	$(25,904)	$6,266
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at March 31, 2018	$1,043	$50,160	$4,300,936	$1,261,775	$(86,167)	$(462,838)	$5,064,909
Net income				279,783			279,783
Issuance of stock			862				862
Dividends declared:
Common stock[1]				(25,569)			(25,569)
Preferred stock				(931)			(931)
Common stock purchases					(1,016)		(1,016)
Common stock reissuance			56		559		615
Stock based compensation			1,092		3,870		4,962
Other comprehensive loss, net of tax						(33,954)	(33,954)
Balance at June 30, 2018	$1,043	$50,160	$4,302,946	$1,515,058	$(82,754)	$(496,792)	$5,289,661
Balance at March 31, 2019	$1,043	$50,160	$4,313,040	$1,794,644	$(394,848)	$(323,979)	$5,440,060
Net income				171,106			171,106
Issuance of stock	1		930				931
Dividends declared:
Common stock[1]				(28,993)			(28,993)
Preferred stock				(931)			(931)
Common stock purchases					(1,520)		(1,520)
Common stock reissuance			46		697		743
Stock based compensation			2,209		3,463		5,672
Other comprehensive income, net of tax						132,766	132,766
Balance at June 30, 2019	$1,044	$50,160	$4,316,225	$1,935,826	$(392,208)	$(191,213)	$5,719,834
[1]	Dividends declared per common share during the quarter ended June 30, 2019 - $0.30 (2018 - $0.25).

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	$5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				371,107			371,107
Issuance of stock	1		1,742				1,743
Dividends declared:
Common stock[1]				(51,116)			(51,116)
Preferred stock				(1,862)			(1,862)
Common stock purchases					(2,344)		(2,344)
Common stock reissuance			40		1,297		1,337
Stock based compensation			2,661		8,435		11,096
Other comprehensive loss, net of tax						(146,140)	(146,140)
Balance at June 30, 2018	$1,043	$50,160	$4,302,946	$1,515,058	$(82,754)	$(496,792)	$5,289,661
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	$5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				339,031			339,031
Issuance of stock	1		1,723				1,724
Dividends declared:
Common stock[1]				(57,979)			(57,979)
Preferred stock				(1,862)			(1,862)
Common stock purchases[2]			(52,670)		(201,969)		(254,639)
Common stock reissuance			224		2,702		2,926
Stock based compensation			1,342		12,568		13,910
Other comprehensive income, net of tax						236,761	236,761
Balance at June 30, 2019	$1,044	$50,160	$4,316,225	$1,935,826	$(392,208)	$(191,213)	$5,719,834
[1]	Dividends declared per common share during the six months ended June 30, 2019 - $0.60 (2018 - $0.50).
[2]

On February 28, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

	June 30,	June 30,
Disclosure of changes in number of shares:	2019	2018
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391
Common Stock – Issued:
Balance at beginning of period	104,320,303	104,238,159
Issuance of stock	37,125	47,535
Balance at end of period	104,357,428	104,285,694
Treasury stock	(7,654,077)	(1,989,254)
Common Stock – Outstanding	96,703,351	102,296,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$339,031	$371,107
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	82,016	131,117
Amortization of intangibles	4,683	4,649
Depreciation and amortization of premises and equipment	28,724	25,575
Net accretion of discounts and amortization of premiums and deferred fees	(82,053)	(15,246)
Share-based compensation	10,408	5,445
Impairment losses on long-lived assets	-	272
Fair value adjustments on mortgage servicing rights	21,011	8,929
FDIC loss share income	-	(94,725)
Adjustments (expense) to indemnity reserves on loans sold	(1,747)	3,453
Earnings from investments under the equity method, net of dividends or distributions	(7,257)	(5,400)
Deferred income tax expense (benefit)	75,083	(141,066)
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(4,141)	(680)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(5,939)	(3,602)
Sale of foreclosed assets, including write-downs	(9,826)	566
Acquisitions of loans held-for-sale	(103,233)	(112,687)
Proceeds from sale of loans held-for-sale	31,063	29,519
Net originations on loans held-for-sale	(125,707)	(112,975)
Net decrease (increase) in:
Trading debt securities	215,569	218,904
Equity securities	(5,911)	(1,124)
Accrued income receivable	(4,864)	48,252
Other assets	(3,563)	189,540
Net increase (decrease) in:
Interest payable	913	50
Pension and other postretirement benefits obligation	10,399	2,363
Other liabilities	(125,317)	(181,094)
Total adjustments	311	35
Net cash provided by operating activities	339,342	371,142
Cash flows from investing activities:
Net decrease (increase) in money market investments	997,694	(3,371,774)
Purchases of investment securities:
Available-for-sale	(9,684,912)	(2,767,257)
Equity	(12,706)	(11,176)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	6,789,265	2,291,230
Held-to-maturity	2,980	3,030
Proceeds from sale of investment securities:
Equity	6,047	18,387
Net (disbursements) repayments on loans	(324,067)	61,890
Proceeds from sale of loans	29,943	-
Acquisition of loan portfolios	(312,752)	(326,503)
Payments to acquire other intangible	(793)	-
Net payments (to) from FDIC under loss sharing agreements	-	(25,012)
Return of capital from equity method investments	1,397	1,519
Acquisition of premises and equipment	(37,926)	(31,690)
Proceeds from insurance claims	-	720
Proceeds from sale of:
Premises and equipment and other productive assets	14,815	5,222
Foreclosed assets	59,304	59,497
Net cash used in investing activities	(2,471,711)	(4,091,917)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	2,348,495	3,921,033
Assets sold under agreements to repurchase	(48,439)	(84,010)
Other short-term borrowings	159,959	(95,008)
Payments of notes payable	(99,758)	(115,749)
Principal payments of finance leases	(837)	-
Proceeds from issuance of notes payable	75,000	140,000
Proceeds from issuance of common stock	4,650	8,818
Dividends paid	(55,631)	(52,617)
Net payments for repurchase of common stock	(250,410)	(270)
Payments related to tax withholding for share-based compensation	(4,229)	(2,162)
Net cash provided by financing activities	2,128,800	3,720,035
Net decrease in cash and due from banks, and restricted cash	(3,569)	(740)
Cash and due from banks, and restricted cash at beginning of period	403,251	412,629
Cash and due from banks, and restricted cash at the end of the period	$399,682	$411,889
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

Note 3 - New accounting pronouncements

Recently Adopted Accounting Standards Updates

FASB Accounting Standards Updates (“ASUs”), Leases (Topic 842)

The FASB has issued a series of ASUs which, among other things, supersede ASC Topic 840 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset (“ROU asset”) and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases.

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

Additionally, adoption of the following standards effective during the first quarter of 2019 did not have a significant impact on the Corporation’s Consolidated Financial Statements:

•FASB Accounting Standards Update (“ASU”) 2018-09, Codification Improvements

•FASB Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•FASB Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I: Accounting for Certain Financial Instruments with Down Round Features; Part II: Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•FASB Accounting Standards Update (“ASU”) 2017-08, Receivables– Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Recently Issued Accounting Standards Updates

FASB Accounting Standards Update (“ASUs”) 2019-07, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates

The FASB issued ASU 2019-07 in July 2019, which updates the SEC portion of its codification literature with already effective SEC final rules that simplified disclosures and modernized the reporting and disclosure of information by registered investment companies.

FASB Accounting Standards Updates (“ASUs”), Financial Instruments – Credit Losses (Topic 326)

The FASB issued ASU 2016-13 in June 2016, which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet exposures. Under current U.S. GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when losses are probable and have been incurred, generally considering only past events and current conditions in making these determinations. ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. ASU 2016-13 also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, ASU 2016-13 provides that the initial allowance for credit losses on purchased credit impaired financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense.

ASU 2016-13 also expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses.

The FASB issued ASU 2019-05 in May 2019, which provides entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for financial instruments within the scope of Topic 326, except for held-to-maturity debt securities, upon adoption of Topic 326.

The FASB issued ASU 2019-04 in April 2019, which clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). Amendments to Topic 326 are mainly in the areas of accrued interest receivable, transfers of loans and debt securities between classifications, inclusion of expected recoveries in the allowance for credit losses and permitting a prepay-adjusted effective interest rate except for TDRs. Amendments to Topic 815 and Topic 825 are mainly in the areas of fair value hedges and equity securities accounted for under the measurement alternative, respectively.

The FASB issued ASU 2018-19 in November 2018 which, among other things, clarifies that receivables arising from operating leases are not within the scope of ASC Topic 326.

The amendments of these updates are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of January 1, 2019.

The Corporation has continued its evaluation and implementation efforts with respect to CECL. Model development related to CECL has been substantially completed and is currently undergoing third-party validation procedures. Other implementation efforts are underway, including fulfillment of additional data needs for new disclosures and reporting requirements, related software implementation and the drafting of accounting policies.

The ultimate impact of the adoption of CECL will depend on the composition of the Corporation’s portfolios as well as the economic conditions and forecast at the time of adoption. While day one estimates are still in process, based on preliminary analysis and the information currently available, the Corporation expects that its allowance for loan and lease losses would increase driven by the Puerto Rico mortgage and auto loans portfolio. This increase would be reflected as a decrease to the opening balance of retained earnings, net of income taxes, at adoption on January 1, 2020. The Corporation will avail itself of the option to phase in over a period of three years the day one effects on regulatory capital from the adoption of CECL and expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard.

The day one preliminary estimate is subject to further work and analysis by the Corporation as part of its implementation efforts, including the consideration of qualitative factors, which may impact reserves, review of significant assumptions and the finalization of the model validation process.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2018 Form 10-K.

Note 4 – Business combination

On August 1, 2018, Popular, Inc., through its subsidiary Popular Auto, LLC (“Popular Auto”), acquired and assumed from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company, certain assets and liabilities related to their auto finance business in Puerto Rico (the “Reliable Transaction” or “Transaction”). Popular Auto acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. Reliable has continued operating as a Division of Popular Auto in parallel with Popular Auto’s existing operations to provide continuity of service to Reliable customers while allowing Popular to assess best practices before completing the integration of the two operations. The Corporation expects to complete the integration of these operations during the third quarter of 2019 and continue to operate this business under the name of Popular Auto.

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

	Book value prior to
	purchase accounting	Fair value		Measurement		As recorded by
(In thousands)	adjustments	adjustments		period adjustments		Popular, Inc.
Cash consideration	$1,843,256	$-		$-		$1,843,256
Assets:
Loans	$1,912,866	$(126,908)	[1]	$16,505	[1]	$1,802,463
Premises and equipment	1,246	-		-		1,246
Accrued income receivable	1,466	-		-		1,466
Other assets	5,020	-		(91)		4,929
Trademark	-	488		-		488
Total assets	$1,920,598	$(126,420)		$16,414		$1,810,592
Liabilities:
Other liabilities	$11,164	$-		$-		$11,164
Total liabilities	$11,164	$-		$-		$11,164
Net assets acquired	$1,909,434	$(126,420)		$16,414		$1,799,428
Goodwill on acquisition						$43,828
[1]	The fair value discount is comprised of $106 million related to the retail auto loans portfolio and $ 4 million related to the commercial loans portfolio.

During the fourth quarter of 2018, measurement period adjustments amounting to $16.5 million, were made to the estimated fair values of the loans acquired as part of the Transaction to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The increase in the fair value of retail auto loans and commercial loans by $12.2 million and $4.3 million, respectively, was mainly attributed to decreases in credit loss expectations. The related cumulative adjustment to the amortization of the fair value discounts for the retail and commercial portfolios offset each other, resulting in an immaterial impact to the Corporation’s results.

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

Note 5 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.6 billion at June 30, 2019 (December 31, 2018 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2019, the Corporation held $ 51 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2018 - $ 62 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at June 30, 2019 and December 31, 2018.

	At June 30, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$6,143,915	$3,097	$2,697	$6,144,315	2.08%
After 1 to 5 years	4,265,188	76,531	1,669	4,340,050	2.34
After 5 to 10 years	7,064	235	-	7,299	2.41
Total U.S. Treasury securities	10,416,167	79,863	4,366	10,491,664	2.19
Obligations of U.S. Government sponsored entities
Within 1 year	186,092	1	527	185,566	1.45
After 1 to 5 years	60,752	2	373	60,381	1.54
Total obligations of U.S. Government sponsored entities	246,844	3	900	245,947	1.47
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	6,975	-	97	6,878	-
Total obligations of Puerto Rico, States and political subdivisions	6,975	-	97	6,878	-
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	902	1	2	901	2.01
After 5 to 10 years	98,268	22	1,851	96,439	1.66
After 10 years	577,850	4,278	8,300	573,828	2.10
Total collateralized mortgage obligations - federal agencies	677,020	4,301	10,153	671,168	2.04
Mortgage-backed securities
Within 1 year	69	1	-	70	2.37
After 1 to 5 years	42,319	841	1	43,159	3.32
After 5 to 10 years	301,619	1,755	2,148	301,226	2.04
After 10 years	4,969,253	46,278	41,325	4,974,206	2.61
Total mortgage-backed securities	5,313,260	48,875	43,474	5,318,661	2.59
Other
After 5 to 10 years	396	8	-	404	3.62
Total other	396	8	-	404	3.62
Total debt securities available-for-sale[1]	$16,660,662	$133,050	$58,990	$16,734,722	2.30%
[1]

Includes $11.5 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $10.3 billion serve as collateral for public funds.

	At December 31, 2018
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$3,565,571	$108	$5,319	$3,560,360	2.10%
After 1 to 5 years	4,483,741	13,647	35,213	4,462,175	2.25
After 5 to 10 years	245,891	3,770	-	249,661	2.84
Total U.S. Treasury securities	8,295,203	17,525	40,532	8,272,196	2.21
Obligations of U.S. Government sponsored entities
Within 1 year	212,951	-	1,406	211,545	1.44
After 1 to 5 years	123,857	1	2,094	121,764	1.51
Total obligations of U.S. Government sponsored entities	336,808	1	3,500	333,309	1.47
Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,926	-	184	6,742	0.70
Total obligations of Puerto Rico, States and political subdivisions	6,926	-	184	6,742	0.70
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	749	-	7	742	1.92
After 5 to 10 years	115,744	1	4,715	111,030	1.71
After 10 years	638,995	1,584	23,680	616,899	2.10
Total collateralized mortgage obligations - federal agencies	755,488	1,585	28,402	728,671	2.04
Mortgage-backed securities
Within 1 year	431	4	-	435	4.30
After 1 to 5 years	6,762	43	1	6,804	2.74
After 5 to 10 years	365,727	1,090	8,499	358,318	2.19
After 10 years	3,710,731	10,679	128,189	3,593,221	2.45
Total mortgage-backed securities	4,083,651	11,816	136,689	3,958,778	2.43
Other
After 5 to 10 years	486	2	-	488	3.62
Total other	486	2	-	488	3.62
Total debt securities available-for-sale[1]	$13,478,562	$30,929	$209,307	$13,300,184	2.25%
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

There were no securities sold during the six months ended June 30, 2019 and 2018.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	At June 30, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$746,094	$102	$1,094,470	$4,264	$1,840,564	$4,366
Obligations of U.S. Government sponsored entities	-	-	230,782	900	230,782	900
Obligations of Puerto Rico, States and political subdivisions	-	-	6,878	97	6,878	97
Collateralized mortgage obligations - federal agencies	-	-	455,372	10,153	455,372	10,153
Mortgage-backed securities	2,472	21	2,840,618	43,453	2,843,090	43,474
Total debt securities available-for-sale in an unrealized loss position	$748,566	$123	$4,628,120	$58,867	$5,376,686	$58,990

	At December 31, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$3,189,007	$4,188	$2,607,276	$36,343	$5,796,283	$40,531
Obligations of U.S. Government sponsored entities	14,847	46	318,271	3,454	333,118	3,500
Obligations of Puerto Rico, States and political subdivisions	-	-	6,742	184	6,742	184
Collateralized mortgage obligations - federal agencies	66,652	489	587,869	27,913	654,521	28,402
Mortgage-backed securities	125,872	2,280	3,478,635	134,410	3,604,507	136,690
Total debt securities available-for-sale in an unrealized loss position	$3,396,378	$7,003	$6,998,793	$202,304	$10,395,171	$209,307

As of June 30, 2019, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $59 million, driven mainly by mortgage-backed securities, U.S. Treasury securities and collateralized mortgage obligations.

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

At June 30, 2019, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At June 30, 2019, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the debt securities prior to recovery of their amortized cost basis.

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

	June 30, 2019		December 31, 2018

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,502,643	$3,494,538	$2,999,110	$2,901,904
Freddie Mac	1,770,076	1,774,321	1,095,855	1,058,013

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at June 30, 2019 and December 31, 2018.

	At June 30, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,670	$-	$1	$3,669	6.01%
After 1 to 5 years	17,255	-	19	17,236	6.10
After 5 to 10 years	20,585	-	1,360	19,225	3.19
After 10 years	45,978	7,613	-	53,591	1.74
Total obligations of Puerto Rico, States and political subdivisions	87,488	7,613	1,380	93,721	3.12
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	50	2	-	52	6.44
Total collateralized mortgage obligations - federal agencies	50	2	-	52	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
After 1 to 5 years	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$99,599	$7,615	$1,380	$105,834	3.51%

	At December 31, 2018
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,510	$-	$36	$3,474	5.99%
After 1 to 5 years	16,505	-	1,081	15,424	6.07
After 5 to 10 years	23,885	-	1,704	22,181	3.61
After 10 years	45,559	3,943	47	49,455	1.79
Total obligations of Puerto Rico, States and political subdivisions	89,459	3,943	2,868	90,534	3.23
Collateralized mortgage obligations - federal agencies
After 5 to 10 years	55	3	-	58	5.45
Total collateralized mortgage obligations - federal agencies	55	3	-	58	5.45
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
After 1 to 5 years	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$101,575	$3,946	$2,868	$102,653	3.60%

Debt securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018.
	At June 30, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$3,873	$7	$11,247	$1,373	$15,120	$1,380
Total debt securities held-to-maturity in an unrealized loss position	$3,873	$7	$11,247	$1,373	$15,120	$1,380

	At December 31, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses

Obligations of Puerto Rico, States and political subdivisions	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868
Total debt securities held-to-maturity in an unrealized loss position	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868

As indicated in Note 6 to these Consolidated Financial Statements, management evaluates debt securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2019 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $42 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds.

The portfolio also includes $45 million in securities for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties, not the central government, but in which a government instrumentality provides a guarantee in the event of default and subsequent foreclosure of the underlying property. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at June 30, 2019. A deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell debt securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these debt securities prior to recovery of their amortized cost basis.

Refer to Note 21 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 - Summary of significant accounting policies of the 2018 Form 10-K.

As previously disclosed in Note 4, as a result of the Reliable Transaction completed on August 1, 2018, Popular Auto, LLC, acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. These loans are included in the information presented in this note.

During the quarter and six months ended June 30, 2019, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $104 million and $185 million, respectively; consumer loans of $89 million and $158 million, respectively and commercial loans (including loan participations) of $29 million and $43 million, respectively. During the quarter and six months ended June 30, 2018, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $177 million and $333 million, respectively; consumer loans of $53 million and $105 million, respectively.

The Corporation performed whole-loan sales involving approximately $15 million and $28 million of residential mortgage loans during the quarter and six months ended June 30, 2019, respectively (June 30, 2018 - $16 million and $26 million, respectively). Also, the Corporation securitized approximately $ 88 million and $ 159 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2019, respectively (June 30, 2018 - $ 97 million and $ 210 million, respectively). Furthermore, the Corporation securitized approximately $ 31 million and $ 52 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2019, respectively (June 30, 2018 - $ 20 million and $ 46 million, respectively). During the quarter and six months ended June 30, 2019, the Corporation performed sales of commercial and construction loans, including loan participations amounting to $25 million and $33 million, respectively.

Delinquency status

The following table presents the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at June 30, 2019 and December 31, 2018.

June 30, 2019
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$333	$1,362	$679	$2,374	$147,588	$149,962	$636	$-
Commercial real estate:
Non-owner occupied	33,253	89	88,539	121,881	2,114,022	2,235,903	36,748	-
Owner occupied	12,888	5,515	89,503	107,906	1,552,633	1,660,539	74,038	-
Commercial and industrial	3,308	402	37,963	41,673	3,251,772	3,293,445	37,717	246
Construction	-	-	1,788	1,788	107,170	108,958	1,788	-
Mortgage	304,366	140,585	912,089	1,357,040	4,945,918	6,302,958	309,046	477,442
Leasing	8,116	2,809	2,830	13,755	977,791	991,546	2,830	-
Consumer:
Credit cards	9,277	5,758	16,272	31,307	1,001,920	1,033,227	-	16,272
Home equity lines of credit	13	-	58	71	4,990	5,061	-	58
Personal	13,615	7,426	17,927	38,968	1,282,519	1,321,487	17,364	17
Auto	69,020	14,056	28,095	111,171	2,685,232	2,796,403	28,085	10
Other	332	115	14,716	15,163	127,009	142,172	14,273	443
Total	$454,521	$178,117	$1,210,459	$1,843,097	$18,198,564	$20,041,661	$522,525	$494,488
[1]

Loans HIP of $ 193 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

June 30, 2019
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$-	$1,477	$3,058	$4,535	$1,471,893	$1,476,428	$3,058	$-
Commercial real estate:
Non-owner occupied	21,659	687	304	22,650	1,895,263	1,917,913	304	-
Owner occupied	2,871	-	1,805	4,676	305,240	309,916	1,805	-
Commercial and industrial	1,455	6,735	55,796	63,986	1,108,511	1,172,497	1,042	-
Construction	22,200	-	12,060	34,260	682,201	716,461	12,060	-
Mortgage	1,369	3,652	9,350	14,371	881,630	896,001	9,350	-
Legacy	18	17	2,469	2,504	21,389	23,893	2,469	-
Consumer:
Credit cards	-	-	5	5	140	145	5	-
Home equity lines of credit	1,954	59	10,165	12,178	115,569	127,747	10,165	-
Personal	1,843	1,628	1,575	5,046	317,582	322,628	1,575	-
Other	-	6	-	6	449	455	-	-
Total	$53,369	$14,261	$96,587	$164,217	$6,799,867	$6,964,084	$41,833	$-
[1]

Loans HIP of $ 55 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

June 30, 2019
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[3] [4]	loans	loans[5]
Commercial multi-family	$333	$2,839	$3,737	$6,909	$1,619,481	$1,626,390	$3,694	$-
Commercial real estate:
Non-owner occupied	54,912	776	88,843	144,531	4,009,285	4,153,816	37,052	-
Owner occupied	15,759	5,515	91,308	112,582	1,857,873	1,970,455	75,843	-
Commercial and industrial	4,763	7,137	93,759	105,659	4,360,283	4,465,942	38,759	246
Construction	22,200	-	13,848	36,048	789,371	825,419	13,848	-
Mortgage[1]	305,735	144,237	921,439	1,371,411	5,827,548	7,198,959	318,396	477,442
Leasing	8,116	2,809	2,830	13,755	977,791	991,546	2,830	-
Legacy[2]	18	17	2,469	2,504	21,389	23,893	2,469	-
Consumer:
Credit cards	9,277	5,758	16,277	31,312	1,002,060	1,033,372	5	16,272
Home equity lines of credit	1,967	59	10,223	12,249	120,559	132,808	10,165	58
Personal	15,458	9,054	19,502	44,014	1,600,101	1,644,115	18,939	17
Auto	69,020	14,056	28,095	111,171	2,685,232	2,796,403	28,085	10
Other	332	121	14,716	15,169	127,458	142,627	14,273	443
Total	$507,890	$192,378	$1,307,046	$2,007,314	$24,998,431	$27,005,745	$564,358	$494,488
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

[3]	Loans held-in-portfolio are net of $ 166 million in unearned income and exclude $ 54 million in loans held-for-sale.
[4]

Includes $6.5 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.5 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.0 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

[5]

Loans HIP of $248.0 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2018
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$1,441	$112	$598	$2,151	$143,477	$145,628	$546	$-
Commercial real estate:
Non-owner occupied	92,075	839	45,691	138,605	2,183,996	2,322,601	39,257	-
Owner occupied	6,681	10,839	99,235	116,755	1,605,498	1,722,253	88,069	-
Commercial and industrial	4,137	641	55,321	60,099	3,122,062	3,182,161	55,078	243
Construction	-	-	1,788	1,788	84,167	85,955	1,788	-
Mortgage	275,367	128,104	1,043,607	1,447,078	4,986,245	6,433,323	323,565	595,525
Leasing	7,663	1,827	3,313	12,803	921,970	934,773	3,313	-
Consumer:
Credit cards	9,504	7,391	16,035	32,930	1,014,343	1,047,273	-	16,035
Home equity lines of credit	-	97	165	262	5,089	5,351	11	154
Personal	13,069	7,907	18,515	39,491	1,211,134	1,250,625	17,887	35
Auto	52,204	9,862	24,177	86,243	2,522,542	2,608,785	24,050	127
Other	566	288	14,958	15,812	128,932	144,744	14,534	424
Total	$462,707	$167,907	$1,323,403	$1,954,017	$17,929,455	$19,883,472	$568,098	$612,543
[1]

Non-covered loans HIP of $143 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2018
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$3,163	$-	$-	$3,163	$1,398,377	$1,401,540	$-	$-
Commercial real estate:
Non-owner occupied	707	288	365	1,360	1,880,384	1,881,744	365	-
Owner occupied	5,125	1,728	381	7,234	291,705	298,939	381	-
Commercial and industrial	2,354	995	73,726	77,075	1,011,078	1,088,153	330	-
Construction	-	-	12,060	12,060	681,434	693,494	12,060	-
Mortgage	13,615	3,197	11,033	27,845	774,090	801,935	11,033	-
Legacy	195	445	2,627	3,267	22,682	25,949	2,627	-
Consumer:
Credit cards	2	-	-	2	36	38	-	-
Home equity lines of credit	886	464	13,579	14,929	128,123	143,052	13,579	-
Personal	2,319	1,723	2,610	6,652	282,697	289,349	2,610	-
Other	-	-	4	4	220	224	4	-
Total	$28,366	$8,840	$116,385	$153,591	$6,470,826	$6,624,417	$42,989	$-
[1]

Non-covered loans HIP of $ 73 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2018
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[3] [4]	loans	loans[5]
Commercial multi-family	$4,604	$112	$598	$5,314	$1,541,854	$1,547,168	$546	$-
Commercial real estate:
Non-owner occupied	92,782	1,127	46,056	139,965	4,064,380	4,204,345	39,622	-
Owner occupied	11,806	12,567	99,616	123,989	1,897,203	2,021,192	88,450	-
Commercial and industrial	6,491	1,636	129,047	137,174	4,133,140	4,270,314	55,408	243
Construction	-	-	13,848	13,848	765,601	779,449	13,848	-
Mortgage[1]	288,982	131,301	1,054,640	1,474,923	5,760,335	7,235,258	334,598	595,525
Leasing	7,663	1,827	3,313	12,803	921,970	934,773	3,313	-
Legacy[2]	195	445	2,627	3,267	22,682	25,949	2,627	-
Consumer:
Credit cards	9,506	7,391	16,035	32,932	1,014,379	1,047,311	-	16,035
Home equity lines of credit	886	561	13,744	15,191	133,212	148,403	13,590	154
Personal	15,388	9,630	21,125	46,143	1,493,831	1,539,974	20,497	35
Auto	52,204	9,862	24,177	86,243	2,522,542	2,608,785	24,050	127
Other	566	288	14,962	15,816	129,152	144,968	14,538	424
Total	$491,073	$176,747	$1,439,788	$2,107,608	$24,400,281	$26,507,889	$611,087	$612,543
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

[3]	Loans held-in-portfolio are net of $ 156 million in unearned income and exclude $ 51 million in loans held-for-sale.
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

At June 30, 2019, mortgage loans held-in-portfolio include $1.4 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $479 million are 90 days or more past due, including $96 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2018 - $1.4 billion, $598 million and $134 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $262 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of June 30, 2019 (December 31, 2018 - $283 million). Additionally, the Corporation has approximately $66 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at June 30, 2019 (December 31, 2018 - $69 million).

Loans with a delinquency status of 90 days past due as of June 30, 2019 include $96 million in loans previously pooled into GNMA securities (December 31, 2018 - $134 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability.

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $2.1 billion at June 30, 2019 (December 31, 2018 - $2.2 billion). The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”).

The following table provides the carrying amount of acquired loans accounted for under ASC 310-30 by portfolio at June 30, 2019 and December 31, 2018.

Carrying amount
(In thousands)	June 30, 2019	December 31, 2018
Commercial real estate	$757,710	$801,774
Commercial and industrial	135,833	84,465
Mortgage	882,761	982,821
Consumer	12,933	14,496
Carrying amount	1,789,237	1,883,556
Allowance for loan losses	(120,818)	(122,135)
Carrying amount, net of allowance	$1,668,419	$1,761,421

At June 30, 2019, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended June 30, 2019 and 2018, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the six months ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$1,831,257	$2,085,191	$1,883,556	$2,108,993
Additions	10,528	-	15,748	5,272
Accretion	38,177	40,806	75,581	82,866
Collections / loan sales / charge-offs	(90,725)	(92,540)	(185,648)	(163,674)
Ending balance[1]	$1,789,237	$2,033,457	$1,789,237	$2,033,457
Allowance for loan losses	(120,818)	(156,328)	(120,818)	(156,328)
Ending balance, net of ALLL	$1,668,419	$1,877,129	$1,668,419	$1,877,129
[1]	At June 30, 2019, includes $1.3 billion of loans considered non-credit impaired at the acquisition date (June 30, 2018 - $1.5 billion).

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the six months ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$1,068,167	$1,204,726	$1,092,504	$1,214,488
Additions	8,976	-	11,866	3,437
Accretion	(38,177)	(40,806)	(75,581)	(82,866)
Change in expected cash flows	3,441	14,122	13,618	42,983
Ending balance[1]	$1,042,407	$1,178,042	$1,042,407	$1,178,042
[1]	At June 30, 2019, includes $ 0.7 billion of loans considered non-credit impaired at the acquisition date (June 30, 2018 - $ 0.9 billion).

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

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination of the general ALLL includes the following principal factors:

•Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 5-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate, when these trends are higher than the respective base loss rates. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process.

•For the period ended June 30, 2019, 56% (June 30, 2018 - 78%) of the ALLL for the BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial, mortgage and credit cards portfolios for 2019 and in the mortgage, leasing and overall consumer portfolios for 2018.

•For the period ended June 30, 2019, 5% (June 30, 2018 - 6%) of the Popular U.S. segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the legacy and construction portfolios for 2019 and in the consumer portfolios for 2018.

•Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis is used to select these indicators and quantify the effect on the general ALLL. The Corporation’s methodology also includes qualitative judgmental reserves based on stressed credit quality assumptions to provide for probable losses in the loan portfolios not embedded in the historical loss rates.

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and six months ended June 30, 2019 and 2018.

For the quarter ended June 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$188,931	$822	$137,856	$9,109	$147,665	$484,383
Provision (reversal of provision)	1,480	2,120	(1,213)	(572)	27,160	28,975
Charge-offs	(5,395)	(30)	(9,996)	(2,331)	(37,920)	(55,672)
Recoveries	5,211	84	1,283	701	11,226	18,505
Ending balance	$190,227	$2,996	$127,930	$6,907	$148,131	$476,191
Specific ALLL	$31,698	$90	$41,158	$234	$22,592	$95,772
General ALLL	$158,529	$2,906	$86,772	$6,673	$125,539	$380,419
Loans held-in-portfolio:
Impaired loans	$386,310	$1,788	$521,257	$865	$98,901	$1,009,121
Loans held-in-portfolio excluding impaired loans	6,953,539	107,170	5,781,701	990,681	5,199,449	19,032,540
Total loans held-in-portfolio	$7,339,849	$108,958	$6,302,958	$991,546	$5,298,350	$20,041,661

For the quarter ended June 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,558	$6,674	$4,442	$829	$18,742	$66,245
Provision (reversal of provision)	5,535	213	374	(332)	5,426	11,216
Charge-offs	(6,344)	-	(343)	(20)	(5,609)	(12,316)
Recoveries	553	-	113	297	1,367	2,330
Ending balance	$35,302	$6,887	$4,586	$774	$19,926	$67,475
Specific ALLL	$-	$-	$2,392	$-	$1,863	$4,255
General ALLL	$35,302	$6,887	$2,194	$774	$18,063	$63,220
Loans held-in-portfolio:
Impaired loans	$3,961	$12,060	$9,393	$-	$9,950	$35,364
Loans held-in-portfolio excluding impaired loans	4,872,793	704,401	886,608	23,893	441,025	6,928,720
Total loans held-in-portfolio	$4,876,754	$716,461	$896,001	$23,893	$450,975	$6,964,084

For the quarter ended June 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$224,489	$7,496	$142,298	$829	$9,109	$166,407	$550,628
Provision (reversal of provision)	7,015	2,333	(839)	(332)	(572)	32,586	40,191
Charge-offs	(11,739)	(30)	(10,339)	(20)	(2,331)	(43,529)	(67,988)
Recoveries	5,764	84	1,396	297	701	12,593	20,835
Ending balance	$225,529	$9,883	$132,516	$774	$6,907	$168,057	$543,666
Specific ALLL	$31,698	$90	$43,550	$-	$234	$24,455	$100,027
General ALLL	$193,831	$9,793	$88,966	$774	$6,673	$143,602	$443,639
Loans held-in-portfolio:
Impaired loans	$390,271	$13,848	$530,650	$-	$865	$108,851	$1,044,485
Loans held-in-portfolio excluding impaired loans	11,826,332	811,571	6,668,309	23,893	990,681	5,640,474	25,961,260
Total loans held-in-portfolio	$12,216,603	$825,419	$7,198,959	$23,893	$991,546	$5,749,325	$27,005,745

For the six months ended June 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(209)	2,039	4,848	(1,463)	55,214	60,429
Charge-offs	(24,856)	(52)	(23,170)	(4,427)	(73,789)	(126,294)
Recoveries	8,078	123	3,274	1,311	22,112	34,898
Ending balance	$190,227	$2,996	$127,930	$6,907	$148,131	$476,191
Specific ALLL	$31,698	$90	$41,158	$234	$22,592	$95,772
General ALLL	$158,529	$2,906	$86,772	$6,673	$125,539	$380,419
Loans held-in-portfolio:
Impaired loans	$386,310	$1,788	$521,257	$865	$98,901	$1,009,121
Loans held-in-portfolio excluding impaired loans	6,953,539	107,170	5,781,701	990,681	5,199,449	19,032,540
Total loans held-in-portfolio	$7,339,849	$108,958	$6,302,958	$991,546	$5,298,350	$20,041,661

For the six months ended June 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	12,026	341	611	(1,187)	9,796	21,587
Charge-offs	(9,825)	-	(594)	144	(11,260)	(21,535)
Recoveries	1,200	8	135	848	3,042	5,233
Ending balance	$35,302	$6,887	$4,586	$774	$19,926	$67,475
Specific ALLL	$-	$-	$2,392	$-	$1,863	$4,255
General ALLL	$35,302	$6,887	$2,194	$774	$18,063	$63,220
Loans held-in-portfolio:
Impaired loans	$3,961	$12,060	$9,393	$-	$9,950	$35,364
Loans held-in-portfolio excluding impaired loans	4,872,793	704,401	886,608	23,893	441,025	6,928,720
Total loans held-in-portfolio	$4,876,754	$716,461	$896,001	$23,893	$450,975	$6,964,084

For the six months ended June 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	11,817	2,380	5,459	(1,187)	(1,463)	65,010	82,016
Charge-offs	(34,681)	(52)	(23,764)	144	(4,427)	(85,049)	(147,829)
Recoveries	9,278	131	3,409	848	1,311	25,154	40,131
Ending balance	$225,529	$9,883	$132,516	$774	$6,907	$168,057	$543,666
Specific ALLL	$31,698	$90	$43,550	$-	$234	$24,455	$100,027
General ALLL	$193,831	$9,793	$88,966	$774	$6,673	$143,602	$443,639
Loans held-in-portfolio:
Impaired loans	$390,271	$13,848	$530,650	$-	$865	$108,851	$1,044,485
Loans held-in-portfolio excluding impaired loans	11,826,332	811,571	6,668,309	23,893	990,681	5,640,474	25,961,260
Total loans held-in-portfolio	$12,216,603	$825,419	$7,198,959	$23,893	$991,546	$5,749,325	$27,005,745

For the quarter ended June 30, 2018
Puerto Rico - Non-covered loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$188,522	$2,657	$153,301	$12,912	$176,203	$533,595
Provision (reversal of provision)	10,364	(2,193)	6,955	2,530	26,749	44,405
Charge-offs	(11,502)	(18)	(12,847)	(1,803)	(31,151)	(57,321)
Recoveries	3,542	319	1,272	646	7,077	12,856
Allowance transferred from covered loans	-	-	33,422	-	188	33,610
Ending balance	$190,926	$765	$182,103	$14,285	$179,066	$567,145
Specific ALLL	$46,626	$-	$45,039	$362	$23,553	$115,580
General ALLL	$144,300	$765	$137,064	$13,923	$155,513	$451,565
Loans held-in-portfolio:
Impaired non-covered loans	$359,447	$2,559	$507,580	$1,130	$105,922	$976,638
Non-covered loans held-in-portfolio excluding impaired loans	6,688,151	94,616	6,135,546	870,968	3,281,198	17,070,479
Total non-covered loans held-in-portfolio	$7,047,598	$97,175	$6,643,126	$872,098	$3,387,120	$18,047,117

For the quarter ended June 30, 2018
Puerto Rico - Covered Loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$-	$-	$33,422	$-	$188	$33,610
Provision	-	-	-	-	-	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Allowance transferred to non-covered loans	-	-	(33,422)	-	(188)	(33,610)
Ending balance	$-	$-	$-	$-	$-	$-
Specific ALLL	$-	$-	$-	$-	$-	$-
General ALLL	$-	$-	$-	$-	$-	$-
Loans held-in-portfolio:
Impaired covered loans	$-	$-	$-	$-	$-	$-
Covered loans held-in-portfolio excluding impaired loans	-	-	-	-	-	-
Total covered loans held-in-portfolio	$-	$-	$-	$-	$-	$-

For the quarter ended June 30, 2018
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$47,859	$7,092	$4,727	$652	$13,043	$73,373
Provision (reversal of provision)	13,193	(155)	(346)	(229)	3,186	15,649
Charge-offs	(11,247)	-	(61)	(14)	(4,998)	(16,320)
Recoveries	1,115	-	43	291	1,722	3,171
Ending balance	$50,920	$6,937	$4,363	$700	$12,953	$75,873
Specific ALLL	$-	$-	$2,476	$-	$1,283	$3,759
General ALLL	$50,920	$6,937	$1,887	$700	$11,670	$72,114
Loans held-in-portfolio:
Impaired loans	$-	$17,901	$9,728	$-	$6,563	$34,192
Loans held-in-portfolio excluding impaired loans	4,542,395	784,247	723,857	29,250	447,458	6,527,207
Total loans held-in-portfolio	$4,542,395	$802,148	$733,585	$29,250	$454,021	$6,561,399

For the quarter ended June 30, 2018
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$236,381	$9,749	$191,450	$652	$12,912	$189,434	$640,578
Provision (reversal of provision)	23,557	(2,348)	6,609	(229)	2,530	29,935	60,054
Charge-offs	(22,749)	(18)	(12,908)	(14)	(1,803)	(36,149)	(73,641)
Recoveries	4,657	319	1,315	291	646	8,799	16,027
Ending balance	$241,846	$7,702	$186,466	$700	$14,285	$192,019	$643,018
Specific ALLL	$46,626	$-	$47,515	$-	$362	$24,836	$119,339
General ALLL	$195,220	$7,702	$138,951	$700	$13,923	$167,183	$523,679
Loans held-in-portfolio:
Impaired loans	$359,447	$20,460	$517,308	$-	$1,130	$112,485	$1,010,830
Loans held-in-portfolio excluding impaired loans	11,230,546	878,863	6,859,403	29,250	870,968	3,728,656	23,597,686
Total loans held-in-portfolio	$11,589,993	$899,323	$7,376,711	$29,250	$872,098	$3,841,141	$24,608,516

For the six months ended June 30, 2018
Puerto Rico - Non-covered loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$171,531	$1,286	$159,081	$11,991	$174,215	$518,104
Provision (reversal of provision)	31,298	(1,030)	14,419	5,444	50,992	101,123
Charge-offs	(18,291)	30	(26,638)	(4,316)	(59,523)	(108,738)
Recoveries	6,388	479	1,819	1,166	13,194	23,046
Allowance transferred from covered loans	-	-	33,422	-	188	33,610
Ending balance	$190,926	$765	$182,103	$14,285	$179,066	$567,145
Specific ALLL	$46,626	$-	$45,039	$362	$23,553	$115,580
General ALLL	$144,300	$765	$137,064	$13,923	$155,513	$451,565
Loans held-in-portfolio:
Impaired non-covered loans	$359,447	$2,559	$507,580	$1,130	$105,922	$976,638
Non-covered loans held-in-portfolio excluding impaired loans	6,688,151	94,616	6,135,546	870,968	3,281,198	17,070,479
Total non-covered loans held-in-portfolio	$7,047,598	$97,175	$6,643,126	$872,098	$3,387,120	$18,047,117

For the six months ended June 30, 2018
Puerto Rico - Covered Loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$-	$-	$32,521	$-	$723	$33,244
Provision (reversal of provision)	-	-	2,265	-	(535)	1,730
Charge-offs	-	-	(1,446)	-	(2)	(1,448)
Recoveries	-	-	82	-	2	84
Allowance transferred to non-covered loans	-	-	(33,422)	-	(188)	(33,610)
Ending balance	$-	$-	$-	$-	$-	$-
Specific ALLL	$-	$-	$-	$-	$-	$-
General ALLL	$-	$-	$-	$-	$-	$-
Loans held-in-portfolio:
Impaired covered loans	$-	$-	$-	$-	$-	$-
Covered loans held-in-portfolio excluding impaired loans	-	-	-	-	-	-
Total covered loans held-in-portfolio	$-	$-	$-	$-	$-	$-

For the six months ended June 30, 2018
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,134	$7,076	$4,541	$798	$15,529	$72,078
Provision (reversal of provision)	23,748	(139)	(464)	(706)	5,825	28,264
Charge-offs	(19,643)	-	(143)	(171)	(11,314)	(31,271)
Recoveries	2,681	-	429	779	2,913	6,802
Ending balance	$50,920	$6,937	$4,363	$700	$12,953	$75,873
Specific ALLL	$-	$-	$2,476	$-	$1,283	$3,759
General ALLL	$50,920	$6,937	$1,887	$700	$11,670	$72,114
Loans held-in-portfolio:
Impaired loans	$-	$17,901	$9,728	$-	$6,563	$34,192
Loans held-in-portfolio excluding impaired loans	4,542,395	784,247	723,857	29,250	447,458	6,527,207
Total loans held-in-portfolio	$4,542,395	$802,148	$733,585	$29,250	$454,021	$6,561,399

For the six months ended June 30, 2018
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,665	$8,362	$196,143	$798	$11,991	$190,467	$623,426
Provision (reversal of provision)	55,046	(1,169)	16,220	(706)	5,444	56,282	131,117
Charge-offs	(37,934)	30	(28,227)	(171)	(4,316)	(70,839)	(141,457)
Recoveries	9,069	479	2,330	779	1,166	16,109	29,932
Ending balance	$241,846	$7,702	$186,466	$700	$14,285	$192,019	$643,018
Specific ALLL	$46,626	$-	$47,515	$-	$362	$24,836	$119,339
General ALLL	$195,220	$7,702	$138,951	$700	$13,923	$167,183	$523,679
Loans held-in-portfolio:
Impaired loans	$359,447	$20,460	$517,308	$-	$1,130	$112,485	$1,010,830
Loans held-in-portfolio excluding impaired loans	11,230,546	878,863	6,859,403	29,250	870,968	3,728,656	23,597,686
Total loans held-in-portfolio	$11,589,993	$899,323	$7,376,711	$29,250	$872,098	$3,841,141	$24,608,516

The following table provides the activity in the allowance for loan losses related to loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the six months ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at beginning of period	$124,147	$146,120	$122,135	$119,505
Provision	4,884	23,129	12,610	60,464
Net charge-offs	(8,213)	(12,921)	(13,927)	(23,641)
Balance at end of period	$120,818	$156,328	$120,818	$156,328

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2019 and December 31, 2018.

June 30, 2019
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,032	$1,055	$5	$-	$-	$1,032	$1,055	$5
Commercial real estate non-owner occupied	82,188	86,534	22,487	95,053	108,100	177,241	194,634	22,487
Commercial real estate owner occupied	110,682	129,882	5,932	26,795	58,970	137,477	188,852	5,932
Commercial and industrial	43,034	47,655	3,274	27,526	46,950	70,560	94,605	3,274
Construction	1,788	1,788	90	-	-	1,788	1,788	90
Mortgage	418,352	472,550	41,158	102,905	138,655	521,257	611,205	41,158
Leasing	865	865	234	-	-	865	865	234
Consumer:
Credit cards	26,643	26,643	3,512	-	-	26,643	26,643	3,512
Personal	70,058	70,058	18,706	-	-	70,058	70,058	18,706
Auto	1,150	1,150	232	-	-	1,150	1,150	232
Other	1,050	1,050	142	-	-	1,050	1,050	142
Total Puerto Rico	$756,842	$839,230	$95,772	$252,279	$352,675	$1,009,121	$1,191,905	$95,772

June 30, 2019
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$-	$-	$-	$2,521	$2,539	$2,521	$2,539	$-
Commercial real estate owner occupied	-	-	-	1,440	1,713	1,440	1,713	-
Construction	-	-	-	12,060	18,127	12,060	18,127	-
Mortgage	6,894	7,245	2,392	2,499	2,864	9,393	10,109	2,392
Consumer:
HELOCs	8,132	8,133	1,859	1,705	1,787	9,837	9,920	1,859
Personal	28	28	4	85	85	113	113	4
Total Popular U.S.	$15,054	$15,406	$4,255	$20,310	$27,115	$35,364	$42,521	$4,255

June 30, 2019
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,032	$1,055	$5	$2,521	$2,539	$3,553	$3,594	$5
Commercial real estate non-owner occupied	82,188	86,534	22,487	95,053	108,100	177,241	194,634	22,487
Commercial real estate owner occupied	110,682	129,882	5,932	28,235	60,683	138,917	190,565	5,932
Commercial and industrial	43,034	47,655	3,274	27,526	46,950	70,560	94,605	3,274
Construction	1,788	1,788	90	12,060	18,127	13,848	19,915	90
Mortgage	425,246	479,795	43,550	105,404	141,519	530,650	621,314	43,550
Leasing	865	865	234	-	-	865	865	234
Consumer:
Credit Cards	26,643	26,643	3,512	-	-	26,643	26,643	3,512
HELOCs	8,132	8,133	1,859	1,705	1,787	9,837	9,920	1,859
Personal	70,086	70,086	18,710	85	85	70,171	70,171	18,710
Auto	1,150	1,150	232	-	-	1,150	1,150	232
Other	1,050	1,050	142	-	-	1,050	1,050	142
Total Popular, Inc.	$771,896	$854,636	$100,027	$272,589	$379,790	$1,044,485	$1,234,426	$100,027

December 31, 2018
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$-	$-	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	-	-	1,788	1,788	56
Mortgage	408,767	458,010	38,760	100,701	135,084	509,468	593,094	38,760
Leasing	1,099	1,099	320	-	-	1,099	1,099	320
Consumer:
Credit cards	28,829	28,829	4,571	-	-	28,829	28,829	4,571
Personal	72,989	72,989	19,098	-	-	72,989	72,989	19,098
Auto	1,161	1,161	228	-	-	1,161	1,161	228
Other	1,256	1,256	186	-	-	1,256	1,256	186
Total Puerto Rico	$781,204	$852,117	$115,409	$233,904	$354,915	$1,015,108	$1,207,032	$115,409

December 31, 2018
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Construction	$-	$-	$-	$12,060	$18,127	$12,060	$18,127	$-
Mortgage	7,237	8,899	2,451	2,183	3,127	9,420	12,026	2,451
Consumer:
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	631	631	252	142	143	773	774	252
Total Popular U.S.	$14,104	$15,815	$4,261	$15,883	$22,969	$29,987	$38,784	$4,261

December 31, 2018
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$-	$-	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	12,060	18,127	13,848	19,915	56
Mortgage	416,004	466,909	41,211	102,884	138,211	518,888	605,120	41,211
Leasing	1,099	1,099	320	-	-	1,099	1,099	320
Consumer:
Credit Cards	28,829	28,829	4,571	-	-	28,829	28,829	4,571
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	73,620	73,620	19,350	142	143	73,762	73,763	19,350
Auto	1,161	1,161	228	-	-	1,161	1,161	228
Other	1,256	1,256	186	-	-	1,256	1,256	186
Total Popular, Inc.	$795,308	$867,932	$119,670	$249,787	$377,884	$1,045,095	$1,245,816	$119,670

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and six months ended June 30, 2019 and 2018.

For the quarter ended June 30, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$978	$12	$1,261	$-	$2,239	$12
Commercial real estate non-owner occupied	176,552	2,512	-	-	176,552	2,512
Commercial real estate owner occupied	138,552	1,671	1,566	-	140,118	1,671
Commercial and industrial	67,976	725	-	-	67,976	725
Construction	1,788	-	12,060	-	13,848	-
Mortgage	518,311	4,026	9,416	34	527,727	4,060
Leasing	942	-	-	-	942	-
Consumer:
Credit cards	27,261	-	-	-	27,261	-
HELOCs	-	-	9,013	-	9,013	-
Personal	70,833	69	456	-	71,289	69
Auto	1,157	-	-	-	1,157	-
Other	1,144	-	-	-	1,144	-
Total Popular, Inc.	$1,005,494	$9,015	$33,772	$34	$1,039,266	$9,049

For the quarter ended June 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$414	$-	$-	$-	$414	$-
Commercial real estate non-owner occupied	132,842	1,681	-	-	132,842	1,681
Commercial real estate owner occupied	153,007	1,596	-	-	153,007	1,596
Commercial and industrial	69,493	702	-	-	69,493	702
Construction	3,426	-	8,951	-	12,377	-
Mortgage	509,215	3,789	9,401	43	518,616	3,832
Leasing	1,246	-	-	-	1,246	-
Consumer:
Credit cards	33,293	-	-	-	33,293	-
HELOCs	-	-	5,436	-	5,436	-
Personal	65,796	115	773	-	66,569	115
Auto	1,399	-	-	-	1,399	-
Other	1,338	-	-	-	1,338	-
Total Popular, Inc.	$971,469	$7,883	$24,561	$43	$996,030	$7,926

For the six months ended June 30, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$963	$24	$840	$-	$1,803	$24
Commercial real estate non-owner occupied	178,230	4,361	-	-	178,230	4,361
Commercial real estate owner occupied	139,056	3,173	1,044	-	140,100	3,173
Commercial and industrial	70,628	1,512	-	-	70,628	1,512
Construction	1,788	-	12,060	-	13,848	-
Mortgage	515,363	8,025	9,417	73	524,780	8,098
Leasing	994	-	-	-	994	-
Consumer:
Credit cards	27,784	-	-	-	27,784	-
HELOCs	-	-	8,586	-	8,586	-
Personal	71,551	144	562	-	72,113	144
Auto	1,158	-	-	-	1,158	-
Other	1,181	-	-	-	1,181	-
Total Popular, Inc.	$1,008,696	$17,239	$32,509	$73	$1,041,205	$17,312

For the six months ended June 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$344	$-	$-	$-	$344	$-
Commercial real estate non-owner occupied	126,208	3,104	-	-	126,208	3,104
Commercial real estate owner occupied	152,761	3,195	-	-	152,761	3,195
Commercial and industrial	65,676	1,397	-	-	65,676	1,397
Construction	2,284	25	5,967	-	8,251	25
Mortgage	509,154	10,229	9,348	87	518,502	10,316
Leasing	1,316	-	-	-	1,316	-
Consumer:
Credit cards	33,421	-	-	-	33,421	-
HELOCs	-	-	5,054	-	5,054	-
Personal	64,693	254	770	-	65,463	254
Auto	1,602	-	-	-	1,602	-
Other	1,228	-	-	-	1,228	-
Total Popular, Inc.	$958,687	$18,204	$21,139	$87	$979,826	$18,291

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2018 Form 10-K.

TDRs amounted to $ 1.6 billion at June 30, 2019 (December 31, 2018 - $ 1.5 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $17 million related to the commercial loan portfolio at June 30, 2019 (December 31, 2018 - $16 million).

At June 30, 2019, the mortgage loan TDRs include $595 million guaranteed by U.S. sponsored entities at BPPR, compared to $543 million at December 31, 2018.

The following table presents the loans classified as TDRs according to their accruing status and the related allowance at June 30, 2019 and December 31, 2018.

	June 30, 2019				December 31, 2018
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$230,424	$112,170	$342,594	$27,651	$229,758	$130,921	$360,679	$46,889
Construction	-	1,788	1,788	90	-	1,788	1,788	56
Mortgage	970,084	136,572	1,106,656	42,666	906,712	135,758	1,042,470	41,211
Leases	532	315	847	234	668	440	1,108	320
Consumer	89,430	16,621	106,051	23,952	94,193	15,651	109,844	24,523
Loans held-in-portfolio	$1,290,470	$267,466	$1,557,936	$94,593	$1,231,331	$284,558	$1,515,889	$112,999

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2019 and 2018. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended June 30, 2019				For the six months ended June 30, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	1	-	-
Commercial real estate non-owner occupied	-	2	-	-	-	3	-	-
Commercial real estate owner occupied	1	5	-	-	1	15	-	-
Commercial and industrial	-	18	-	-	-	34	-	-
Mortgage	25	28	130	2	31	55	287	2
Leasing	-	-	1	-	-	-	1	-
Consumer:
Credit cards	161	-	-	54	283	-	1	120
HELOCs	-	6	5	-	-	12	9	-
Personal	192	1	-	1	344	3	-	1
Auto	-	2	1	-	-	4	1	-
Other	9	-	-	-	15	-	-	-
Total	388	63	137	57	674	127	299	123

	Popular, Inc.
	For the quarter ended June 30, 2018				For the six months ended June 30, 2018
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	1	-	-
Commercial real estate non-owner occupied	-	6	-	-	2	11	-	-
Commercial real estate owner occupied	3	23	-	-	3	42	-	-
Commercial and industrial	1	31	-	-	4	50	-	-
Construction	-	-	-	-	1	-	-	-
Mortgage	26	6	67	22	45	10	103	45
Leasing	-	-	1	-	-	-	1	-
Consumer:
Credit cards	180	-	3	160	311	-	3	310
HELOCs	-	7	3	-	-	12	7	-
Personal	468	1	-	-	628	3	-	-
Auto	-	2	1	-	-	2	2	-
Other	13	-	-	-	20	-	1	-
Total	691	77	75	182	1,014	131	117	355

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2019 and 2018.

For the quarter ended June 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$154	$116	$(5)
Commercial real estate non-owner occupied	2	2,253	2,246	789
Commercial real estate owner occupied	6	1,393	1,178	38
Commercial and industrial	18	4,370	4,356	471
Mortgage	185	20,218	18,320	687
Leasing	1	27	28	7
Consumer:
Credit cards	215	1,772	1,938	186
HELOCs	11	1,389	1,389	265
Personal	194	3,143	3,142	830
Auto	3	38	43	8
Other	9	133	133	23
Total	645	$34,890	$32,889	$3,299

For the quarter ended June 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$567	$567	$43
Commercial real estate non-owner occupied	6	4,460	4,464	(46)
Commercial real estate owner occupied	26	15,096	14,639	845
Commercial and industrial	32	36,153	35,971	13,934
Mortgage	121	15,325	14,016	777
Leasing	1	23	23	7
Consumer:
Credit cards	343	3,478	3,503	398
HELOCs	10	860	817	107
Personal	469	7,253	7,251	1,720
Auto	3	60	59	10
Other	13	46	46	5
Total	1,025	$83,321	$81,356	$17,800

Popular, Inc.
For the six months ended June 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$154	$116	$(5)
Commercial real estate non-owner occupied	3	2,567	2,557	807
Commercial real estate owner occupied	16	3,412	3,151	57
Commercial and industrial	34	8,313	8,835	785
Mortgage	375	40,950	36,911	1,358
Leasing	1	27	28	7
Consumer:
Credit cards	404	3,315	3,468	357
HELOCs	21	2,083	2,010	320
Personal	348	6,290	6,295	1,635
Auto	5	63	66	12
Other	15	146	146	25
Total	1,223	$67,320	$63,583	$5,358

Popular, Inc.
For the six months ended June 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$567	$567	$43
Commercial real estate non-owner occupied	13	27,446	27,387	6,754
Commercial real estate owner occupied	45	20,070	18,908	983
Commercial and industrial	54	47,222	46,494	13,824
Construction	1	4,210	4,293	474
Mortgage	203	25,598	22,935	1,234
Leasing	1	23	23	7
Consumer:
Credit cards	624	6,404	6,804	852
HELOCs	19	1,725	1,673	374
Personal	631	10,325	10,321	2,730
Auto	4	194	191	33
Other	21	203	201	31
Total	1,617	$143,987	$139,797	$27,339

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

Popular, Inc.
	Defaulted during the quarter endedJune 30, 2019		Defaulted during the six months ended June 30, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	1	$47
Commercial real estate owner occupied	-	-	2	427
Commercial and industrial	2	6,998	3	7,048
Mortgage	11	602	19	1,347
Leasing	-	-	1	22
Consumer:
Credit cards	105	1,051	185	1,853
Personal	84	2,273	124	3,624
Other	1	2	1	2
Total	203	$10,926	336	$14,370

Popular, Inc.
	Defaulted during the quarter endedJune 30, 2018		Defaulted during the six months ended June 30, 2018
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$17	1	$17
Commercial real estate owner occupied	1	50	3	136
Commercial and industrial	1	4	6	76
Mortgage	15	1,668	32	4,240
Consumer:
Credit cards	102	1,073	125	2,155
Personal	38	578	55	1,438
Auto	1	22	1	22
Other	2	8	2	8
Total	161	$3,420	225	$8,092

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2019 and December 31, 2018. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2018.

June 30, 2019
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,511	$4,440	$2,205	$-	$-	$8,156	$141,806	$149,962
Commercial real estate non-owner occupied	469,046	174,073	326,755	12,419	-	982,293	1,253,610	2,235,903
Commercial real estate owner occupied	270,246	212,976	211,659	1,753	-	696,634	963,905	1,660,539
Commercial and industrial	739,067	105,380	143,894	181	4	988,526	2,304,919	3,293,445
Total Commercial	1,479,870	496,869	684,513	14,353	4	2,675,609	4,664,240	7,339,849
Construction	20,468	-	1,788	-	-	22,256	86,702	108,958
Mortgage	2,147	1,382	144,544	-	-	148,073	6,154,885	6,302,958
Leasing	-	-	2,714	-	116	2,830	988,716	991,546
Consumer:
Credit cards	-	-	16,272	-	-	16,272	1,016,955	1,033,227
HELOCs	-	-	58	-	-	58	5,003	5,061
Personal	87	-	17,397	-	-	17,484	1,304,003	1,321,487
Auto	-	-	27,719	-	371	28,090	2,768,313	2,796,403
Other	509	11	15,140	-	439	16,099	126,073	142,172
Total Consumer	596	11	76,586	-	810	78,003	5,220,347	5,298,350
Total Puerto Rico	$1,503,081	$498,262	$910,145	$14,353	$930	$2,926,771	$17,114,890	$20,041,661
Popular U.S.
Commercial multi-family	$63,631	$13,830	$5,414	$-	$-	$82,875	$1,393,553	$1,476,428
Commercial real estate non-owner occupied	96,809	68,142	70,588	-	-	235,539	1,682,374	1,917,913
Commercial real estate owner occupied	36,067	41,532	11,024	-	-	88,623	221,293	309,916
Commercial and industrial	22,262	79	65,399	-	-	87,740	1,084,757	1,172,497
Total Commercial	218,769	123,583	152,425	-	-	494,777	4,381,977	4,876,754
Construction	36,246	21,169	53,708	-	-	111,123	605,338	716,461
Mortgage	-	-	9,349	-	-	9,349	886,652	896,001
Legacy	489	213	2,038	-	-	2,740	21,153	23,893
Consumer:
Credit cards	-	-	-	-	-	-	145	145
HELOCs	-	-	2,183	-	7,983	10,166	117,581	127,747
Personal	-	-	1,191	-	384	1,575	321,053	322,628
Other	-	-	-	-	-	-	455	455
Total Consumer	-	-	3,374	-	8,367	11,741	439,234	450,975
Total Popular U.S.	$255,504	$144,965	$220,894	$-	$8,367	$629,730	$6,334,354	$6,964,084
Popular, Inc.
Commercial multi-family	$65,142	$18,270	$7,619	$-	$-	$91,031	$1,535,359	$1,626,390
Commercial real estate non-owner occupied	565,855	242,215	397,343	12,419	-	1,217,832	2,935,984	4,153,816
Commercial real estate owner occupied	306,313	254,508	222,683	1,753	-	785,257	1,185,198	1,970,455
Commercial and industrial	761,329	105,459	209,293	181	4	1,076,266	3,389,676	4,465,942
Total Commercial	1,698,639	620,452	836,938	14,353	4	3,170,386	9,046,217	12,216,603
Construction	56,714	21,169	55,496	-	-	133,379	692,040	825,419
Mortgage	2,147	1,382	153,893	-	-	157,422	7,041,537	7,198,959
Legacy	489	213	2,038	-	-	2,740	21,153	23,893
Leasing	-	-	2,714	-	116	2,830	988,716	991,546
Consumer:
Credit cards	-	-	16,272	-	-	16,272	1,017,100	1,033,372
HELOCs	-	-	2,241	-	7,983	10,224	122,584	132,808
Personal	87	-	18,588	-	384	19,059	1,625,056	1,644,115
Auto	-	-	27,719	-	371	28,090	2,768,313	2,796,403
Other	509	11	15,140	-	439	16,099	126,528	142,627
Total Consumer	596	11	79,960	-	9,177	89,744	5,659,581	5,749,325
Total Popular, Inc.	$1,758,585	$643,227	$1,131,039	$14,353	$9,297	$3,556,501	$23,449,244	$27,005,745

The following table presents the weighted average obligor risk rating at June 30, 2019 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:	Substandard	Pass
Commercial multi-family	11.29	6.02
Commercial real estate non-owner occupied	11.12	6.87
Commercial real estate owner occupied	11.33	7.21
Commercial and industrial	11.25	7.06
Total Commercial	11.21	7.02
Construction	12.00	7.62

Popular U.S. :	Substandard	Pass
Commercial multi-family	11.56	7.35
Commercial real estate non-owner occupied	11.00	6.91
Commercial real estate owner occupied	11.16	7.40
Commercial and industrial	11.01	6.68
Total Commercial	11.04	7.02
Construction	11.22	7.78
Legacy	11.29	7.94

December 31, 2018
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,634	$4,548	$3,590	$-	$-	$9,772	$135,856	$145,628
Commercial real estate non-owner occupied	470,506	233,173	342,962	-	-	1,046,641	1,275,960	2,322,601
Commercial real estate owner occupied	262,476	174,510	291,468	2,078	-	730,532	991,721	1,722,253
Commercial and industrial	655,092	130,641	156,515	177	73	942,498	2,239,663	3,182,161
Total Commercial	1,389,708	542,872	794,535	2,255	73	2,729,443	4,643,200	7,372,643
Construction	147	634	1,788	-	-	2,569	83,386	85,955
Mortgage	3,057	2,182	154,506	-	-	159,745	6,273,578	6,433,323
Leasing	-	-	3,301	-	12	3,313	931,460	934,773
Consumer:
Credit cards	-	-	16,035	-	-	16,035	1,031,238	1,047,273
HELOCs	-	-	165	-	-	165	5,186	5,351
Personal	849	19	18,827	-	-	19,695	1,230,930	1,250,625
Auto	-	-	24,093	-	84	24,177	2,584,608	2,608,785
Other	-	-	14,743	-	215	14,958	129,786	144,744
Total Consumer	849	19	73,863	-	299	75,030	4,981,748	5,056,778
Total Puerto Rico	$1,393,761	$545,707	$1,027,993	$2,255	$384	$2,970,100	$16,913,372	$19,883,472
Popular U.S.
Commercial multi-family	$85,901	$7,123	$6,979	$-	$-	$100,003	$1,301,537	$1,401,540
Commercial real estate non-owner occupied	152,635	9,839	46,555	-	-	209,029	1,672,715	1,881,744
Commercial real estate owner occupied	49,415	23,963	2,394	-	-	75,772	223,167	298,939
Commercial and industrial	5,825	1,084	76,459	-	-	83,368	1,004,785	1,088,153
Total Commercial	293,776	42,009	132,387	-	-	468,172	4,202,204	4,670,376
Construction	35,375	37,741	58,005	-	-	131,121	562,373	693,494
Mortgage	-	-	11,032	-	-	11,032	790,903	801,935
Legacy	534	224	2,409	-	-	3,167	22,782	25,949
Consumer:
Credit cards	-	-	-	-	-	-	38	38
HELOCs	-	-	2,615	-	10,964	13,579	129,473	143,052
Personal	-	-	1,910	-	701	2,611	286,738	289,349
Other	-	-	4	-	-	4	220	224
Total Consumer	-	-	4,529	-	11,665	16,194	416,469	432,663
Total Popular U.S.	$329,685	$79,974	$208,362	$-	$11,665	$629,686	$5,994,731	$6,624,417
Popular, Inc.
Commercial multi-family	$87,535	$11,671	$10,569	$-	$-	$109,775	$1,437,393	$1,547,168
Commercial real estate non-owner occupied	623,141	243,012	389,517	-	-	1,255,670	2,948,675	4,204,345
Commercial real estate owner occupied	311,891	198,473	293,862	2,078	-	806,304	1,214,888	2,021,192
Commercial and industrial	660,917	131,725	232,974	177	73	1,025,866	3,244,448	4,270,314
Total Commercial	1,683,484	584,881	926,922	2,255	73	3,197,615	8,845,404	12,043,019
Construction	35,522	38,375	59,793	-	-	133,690	645,759	779,449
Mortgage	3,057	2,182	165,538	-	-	170,777	7,064,481	7,235,258
Legacy	534	224	2,409	-	-	3,167	22,782	25,949
Leasing	-	-	3,301	-	12	3,313	931,460	934,773
Consumer:
Credit cards	-	-	16,035	-	-	16,035	1,031,276	1,047,311
HELOCs	-	-	2,780	-	10,964	13,744	134,659	148,403
Personal	849	19	20,737	-	701	22,306	1,517,668	1,539,974
Auto	-	-	24,093	-	84	24,177	2,584,608	2,608,785
Other	-	-	14,747	-	215	14,962	130,006	144,968
Total Consumer	849	19	78,392	-	11,964	91,224	5,398,217	5,489,441
Total Popular, Inc.	$1,723,446	$625,681	$1,236,355	$2,255	$12,049	$3,599,786	$22,908,103	$26,507,889

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

As of March 31, 2018, the Corporation had an FDIC loss share asset of $44.5 million related to the covered assets. As part of the loss-share agreements, BPPR had agreed to make a true-up payment to the FDIC 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss-share agreements, in the event losses on the loss-share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation at March 31, 2018 was approximately $171 million and was included as a contingent consideration within the caption of other liabilities in the Consolidated Statements of Financial Condition.

On May 22, 2018, the Corporation entered into a Termination Agreement (the “Termination Agreement”) with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. Under the terms of the Termination Agreement, BPPR made a payment of approximately $23.7 million (the “Termination Payment”) to the FDIC as consideration for the termination of the loss-share agreements. Popular recorded a gain of $102.8 million within the FDIC loss share income caption in the Consolidated Statements of Operations calculated based on the difference between the Termination Payment and the net amount of the true-up payment obligation and the FDIC loss share asset.

The following table sets forth the activity in the FDIC loss-share asset for the quarter and six months ended June 30, 2018.

	Quarter ended	Six months ended
(In thousands)	June 30, 2018	June 30, 2018
Balance at beginning of period	$45,659	$46,316
FDIC loss-share Termination Agreement	(45,659)	(45,659)
Amortization	-	(934)
Credit impairment losses to be covered under loss-sharing agreements	-	104
Reimbursable expenses	-	537
Net payments from FDIC under loss-sharing agreements	-	(364)
Balance at end of period	$-	$-
Balance due to the FDIC for recoveries on covered assets	-	-
Balance at end of period	$-	$-

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$11,916	$12,425	$23,603	$24,881
Mortgage servicing rights fair value adjustments	(17,186)	(4,622)	(21,011)	(8,929)
Total mortgage servicing fees, net of fair value adjustments	(5,270)	7,803	2,592	15,952
Net gain on sale of loans, including valuation on loans held-for-sale	5,215	2,460	9,232	3,517
Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	(227)	45	(227)	(176)
Realized (losses) gains on closed derivative positions	(1,491)	(237)	(3,444)	2,846
Total trading account (loss) profit	(1,718)	(192)	(3,671)	2,670
Total mortgage banking activities	$(1,773)	$10,071	$8,153	$22,139

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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2019 and 2018 because they did not contain any credit recourse arrangements. During the quarter and six months ended June 30, 2019, the Corporation recorded a net gain of $4.8 million and $8.5 million, respectively (June 30, 2018 - $2.3 million and $3.3 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2019 and 2018:

	Proceeds Obtained During the Quarter Ended June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$87,803	$-	$87,803
Mortgage-backed securities - FNMA	-	30,584	-	30,584
Total trading account debt securities	$-	$118,387	$-	$118,387
Mortgage servicing rights	$-	$-	$2,154	$2,154
Total	$-	$118,387	$2,154	$120,541

	Proceeds Obtained During the Six Months Ended June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$158,952	$-	$158,952
Mortgage-backed securities - FNMA	-	51,502	-	51,502
Total trading account debt securities	$-	$210,454	$-	$210,454
Mortgage servicing rights	$-	$-	$3,812	$3,812
Total	$-	$210,454	$3,812	$214,266

	Proceeds Obtained During the Quarter Ended June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$-	$1,238	$-	$1,238
Total debt securities available-for-sale	$-	$1,238	$-	$1,238
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$97,363	$-	$97,363
Mortgage-backed securities - FNMA	-	19,203	-	19,203
Total trading account debt securities	$-	$116,566	$-	$116,566
Mortgage servicing rights	$-	$-	$2,158	$2,158
Total	$-	$117,804	$2,158	$119,962

	Proceeds Obtained During the Six Months Ended June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$-	$6,960	$-	$6,960
Total debt securities available-for-sale	$-	$6,960	$-	$6,960
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$209,858	$-	$209,858
Mortgage-backed securities - FNMA	-	39,228	-	39,228
Total trading account debt securities	$-	$249,086	$-	$249,086
Mortgage servicing rights	$-	$-	$4,573	$4,573
Total	$-	$256,046	$4,573	$260,619

During the six months ended June 30, 2019, the Corporation retained servicing rights on whole loan sales involving approximately $27 million in principal balance outstanding (June 30, 2018 - $24 million), with realized gains of approximately $0.8 million (June 30, 2018 - gains of $0.3 million). All loan sales performed during the six months ended June 30, 2019 and 2018 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2019 and 2018.

Residential MSRs
(In thousands)	June 30, 2019	June 30, 2018
Fair value at beginning of period	$169,777	$168,031
Additions	4,255	4,923
Changes due to payments on loans[1]	(5,586)	(6,852)
Reduction due to loan repurchases	(1,007)	(2,077)
Changes in fair value due to changes in valuation model inputs or assumptions	(14,418)	-
Fair value at end of period	$153,021	$164,025
[1] Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $15.3 billion at June 30, 2019 (December 31, 2018 -$15.7 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At June 30, 2019, those weighted average mortgage servicing fees were 0.30% (June 30, 2018 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarters ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Prepayment speed	7.5%	4.4%	6.9%	4.4%
Weighted average life (in years)	9.3	11.4	9.6	11.4
Discount rate (annual rate)	11.0%	11.1%	11.0%	11.1%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2019	2018	2019	2018
Fair value of servicing rights	$61,210	$69,400	$91,811	$100,377
Weighted average life (in years)	6.7	7.1	6.3	6.6
Weighted average prepayment speed (annual rate)	5.8%	5.1%	6.2%	5.5%
Impact on fair value of 10% adverse change	$(1,389)	$(1,430)	$(2,225)	$(2,200)
Impact on fair value of 20% adverse change	$(2,733)	$(2,817)	$(4,367)	$(4,328)
Weighted average discount rate (annual rate)	11.4%	11.5%	10.9%	11.0%
Impact on fair value of 10% adverse change	$(2,473)	$(3,125)	$(3,597)	$(4,354)
Impact on fair value of 20% adverse change	$(4,773)	$(6,019)	$(6,943)	$(8,394)

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

At June 30, 2019, the Corporation serviced $1.3 billion (December 31, 2018 - $1.3 billion) in residential mortgage loans with credit recourse to the Corporation. Refer to Note 20 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2019, the Corporation had recorded $96 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2018 - $134 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2019, the Corporation repurchased approximately $65 million (June 30, 2018 - $189 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, the risk associated with the loans is reduced due to their guaranteed nature. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 13 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and six months ended June 30, 2019 and 2018.

	For the quarter ended June 30, 2019
	Non-covered	Non-covered
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$20,879	$104,599	$125,478
Write-downs in value	(408)	(1,541)	(1,949)
Additions	2,009	16,706	18,715
Sales	(3,932)	(19,227)	(23,159)
Other adjustments	-	(234)	(234)
Ending balance	$18,548	$100,303	$118,851

	For the six months ended June 30, 2019
	Non-covered	Non-covered
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(979)	(3,151)	(4,130)
Additions	3,179	24,470	27,649
Sales	(5,446)	(35,560)	(41,006)
Other adjustments	-	(367)	(367)
Ending balance	$18,548	$100,303	$118,851

	For the quarter ended June 30, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$25,635	$127,426	$15,333	$168,394
Write-downs in value	(748)	(4,025)	-	(4,773)
Additions	2,638	2,546	-	5,184
Sales	(2,234)	(24,450)	-	(26,684)
Other adjustments	(29)	(29)	-	(58)
Transfer to non-covered status[1]	-	15,333	(15,333)	-
Ending balance	$25,262	$116,801	$-	$142,063
[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

	For the six months ended June 30, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(1,402)	(6,539)	(287)	(8,228)
Additions	7,041	5,530	-	12,571
Sales	(2,623)	(44,755)	(3,282)	(50,660)
Other adjustments	835	(617)	(693)	(475)
Transfer to non-covered status[1]	-	15,333	(15,333)	-
Ending balance	$25,262	$116,801	$-	$142,063
[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

Note 14 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2019	December 31, 2018
Net deferred tax assets (net of valuation allowance)	$948,964	$1,049,895
Investments under the equity method	232,359	228,072
Prepaid taxes	48,141	33,842
Other prepaid expenses	85,236	82,742
Derivative assets	14,792	13,603
Trades receivable from brokers and counterparties	51,723	40,088
Principal, interest and escrow servicing advances	88,929	88,371
Guaranteed mortgage loan claims receivable	80,796	59,613
Operating ROU assets (Note 28)	136,790	-
Finance ROU assets (Note 28)	13,085	-
Others	106,010	117,908
Total other assets	$1,806,825	$1,714,134

Note 15 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and six months ended June 30, 2019 and 2018.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments:

June 30, 2019
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	June 30,	Accumulated	June 30,
	2019	impairment	2019	2019	impairment	2019
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122	$839,334	$168,212	$671,122

December 31, 2018
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2018	impairment	2018	2018	impairment	2018
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874
Total Popular, Inc.	$795,506	$168,212	$627,294	$839,334	$168,212	$671,122

Other Intangible Assets

At June 30, 2019 and December 31, 2018, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
June 30, 2019
Core deposits	$37,224	$27,931	$9,293
Other customer relationships	36,644	28,621	8,023
Trademark	488	89	399
Total other intangible assets	$74,356	$56,641	$17,715
December 31, 2018
Core deposits	$37,224	$26,070	$11,154
Other customer relationships	34,915	25,847	9,068
Trademark	488	41	447
Total other intangible assets	$72,627	$51,958	$20,669

During the quarter ended June 30, 2019, the Corporation recognized $ 2.4 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2018 - $ 2.3 million). During the six months ended June 30, 2019, the Corporation recognized $ 4.7 million in amortization related to other intangible assets with definite useful lives (June 30, 2018 - $ 4.6 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2019	$4,687
Year 2020	5,410
Year 2021	2,600
Year 2022	1,724
Year 2023	1,684
Later years	1,610

Note 16 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	June 30, 2019	December 31, 2018
Savings accounts	$10,010,003	$9,722,824
NOW, money market and other interest bearing demand deposits	15,181,266	13,221,415
Total savings, NOW, money market and other interest bearing demand deposits	25,191,269	22,944,239
Certificates of deposit:
Under $100,000	3,240,635	3,260,330
$100,000 and over	4,672,629	4,356,434
Total certificates of deposit	7,913,264	7,616,764
Total interest bearing deposits	$33,104,533	$30,561,003

A summary of certificates of deposit by maturity at June 30, 2019 follows:

(In thousands)
2019	$3,118,353
2020	2,063,993
2021	1,028,172
2022	695,152
2023	531,392
2024 and thereafter	476,202
Total certificates of deposit	$7,913,264

At June 30, 2019, the Corporation had brokered deposits amounting to $ 0.5 billion (December 31, 2018 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $4 million at June 30, 2019 (December 31, 2018 - $5 million).

Note 17 – Borrowings

The following table presents the balances of assets sold under agreements to repurchase at June 30, 2019 and December 31, 2018.

(In thousands)	June 30, 2019	December 31, 2018
Assets sold under agreements to repurchase	$233,091	$281,529
Total assets sold under agreements to repurchase	$233,091	$281,529

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2019	December 31, 2018
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$56,485	$138,689
After 30 to 90 days	47,531	79,374
After 90 days	81,653	19,558
Total U.S. Treasury securities	185,669	237,621
Obligations of U.S. government sponsored entities
After 30 to 90 days	-	6,055
Total obligations of U.S. government sponsored entities	-	6,055
Mortgage-backed securities
Within 30 days	26,527	6,859
After 90 days	20,000	20,465
Total mortgage-backed securities	46,527	27,324
Collateralized mortgage obligations
Within 30 days	895	10,529
Total collateralized mortgage obligations	895	10,529
Total	$233,091	$281,529

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended June 30, 2019 and December 31, 2018.

(In thousands)	June 30, 2019	December 31, 2018
Advances with the FHLB	$160,000	$-
Others	-	42
Total other short-term borrowings	$160,000	$42

The following table presents the composition of notes payable at June 30, 2019 and December 31, 2018.

(In thousands)	June 30, 2019	December 31, 2018
Advances with the FHLB with maturities ranging from 2019 through 2029 paying interest at monthly fixed rates ranging from 1.04% to 4.19%	$517,587	$524,052
Advances with the FHLB paying interest monthly at a floating rate	-	13,000
Advances with the FHLB maturing on 2019 paying interest quarterly at a floating rate of 0.24% over the 3 month LIBOR	14,430	19,724
Unsecured senior debt securities maturiting on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 5,327	294,673	294,039
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $409	384,889	384,875
Capital lease obligations	-	20,412
Total notes payable	$1,211,579	$1,256,102
Note: Refer to the Corporation's 2018 Form 10-K for rates information at December 31, 2018.

A breakdown of borrowings by contractual maturities at June 30, 2019 is included in the table below.
	Assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
2019	$151,438	$160,000	$110,466	$421,904
2020	81,653	-	140,073	221,726
2021	-	-	50,040	50,040
2022	-	-	103,147	103,147
2023	-	-	317,934	317,934
Later years	-	-	489,919	489,919
Total borrowings	$233,091	$160,000	$1,211,579	$1,604,670

At June 30, 2019 and December 31, 2018, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.5 billion and $3.4 billion, respectively, of which $0.7 billion and $0.6 billion, respectively, were used. In addition, at June 30, 2019 and December 31, 2018, the Corporation had placed $0.9 billion and $0.9 billion, respectively, of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with LHIP, and do not have restrictive covenants or callable features.

Also, at June 30, 2019, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.1 billion (2018 - $1.2 billion), which remained unused at June 30, 2019 and December 31, 2018. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 18 – Stockholders’ equity

As of June 30, 2019, stockholder’s equity totaled $5.7 billion. During the six months ended June 30, 2019, the Corporation declared cash dividends on its common stock of $ 58.0 million (June 30, 2018 - $51.1 million).

The quarterly dividend declared to shareholders of record as of the close of business on May 7, 2019, which amounted to $29.0 million, was paid on July 1, 2019.

Dividends per share declared for the quarter and six months ended June 30, 2019 were $0.30 and $0.60, respectively (2018 - $0.25 and $0.50, respectively).

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

Note 19 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and six months ended June 30, 2019 and 2018.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Six months ended
		June 30,		June 30,
(In thousands)		2019	2018	2019	2018
Foreign currency translation	Beginning Balance	$(51,174)	$(42,941)	$(49,936)	$(43,034)
	Other comprehensive loss	(1,204)	(3,456)	(2,442)	(3,363)
	Net change	(1,204)	(3,456)	(2,442)	(3,363)
	Ending balance	$(52,378)	$(46,397)	$(52,378)	$(46,397)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(200,163)	$(202,652)	$(203,836)	$(205,408)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,672	3,286	7,345	6,571
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	-	(529)	-	(1,058)
	Net change	3,672	2,757	7,345	5,513
	Ending balance	$(196,491)	$(199,895)	$(196,491)	$(199,895)
Unrealized net holding gains (losses) on debt securities	Beginning Balance	$(72,408)	$(217,179)	$(173,811)	$(102,775)
	Other comprehensive income (loss)	130,452	(33,243)	231,855	(147,647)
	Net change	130,452	(33,243)	231,855	(147,647)
	Ending balance	$58,044	$(250,422)	$58,044	$(250,422)
Unrealized holding gains on equity securities	Beginning Balance	$-	$-	$-	$605
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	-	(605)
	Net change	-	-	-	(605)
	Ending balance	$-	$-	$-	$-
Unrealized net losses on cash flow hedges	Beginning Balance	$(234)	$(66)	$(391)	$(40)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	(50)	-
	Other comprehensive (loss) income before reclassifications	(711)	(165)	(1,148)	582
	Amounts reclassified from accumulated other comprehensive loss	557	153	1,201	(620)
	Net change	(154)	(12)	3	(38)
	Ending balance	$(388)	$(78)	$(388)	$(78)
	Total	$(191,213)	$(496,792)	$(191,213)	$(496,792)
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2019 and 2018.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Six months ended
	Affected Line Item in the	June 30,		June 30,
(In thousands)	Consolidated Statements of Operations	2019	2018	2019	2018
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,876)	$(5,385)	$(11,752)	$(10,771)
Amortization of prior service credit	Personnel costs	-	868	-	1,735
	Total before tax	(5,876)	(4,517)	(11,752)	(9,036)
	Income tax benefit	2,204	1,760	4,407	3,523
	Total net of tax	$(3,672)	$(2,757)	$(7,345)	$(5,513)
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(891)	$(250)	$(1,921)	$1,017
	Total before tax	(891)	(250)	(1,921)	1,017
	Income tax benefit (expense)	334	97	720	(397)
	Total net of tax	$(557)	$(153)	$(1,201)	$620
	Total reclassification adjustments, net of tax	$(4,229)	$(2,910)	$(8,546)	$(4,893)

Note 20 – Guarantees

At June 30, 2019, the Corporation recorded a liability of $0.4 million (December 31, 2018 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2019, the Corporation serviced $1.3 billion (December 31, 2018 - $1.3 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2019, the Corporation repurchased approximately $14 million and $23 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2018 - $1 million and $9 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2019, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $48 million (December 31, 2018 - $56 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended June 30, 2019 and 2018.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Balance as of beginning of period	$52,011	$57,425	$56,230	$58,820
Provision for recourse liability	1,267	(9)	956	2,991
Net charge-offs (recoveries)	(5,178)	9	(9,086)	(4,386)
Balance as of end of period	$48,100	$57,425	$48,100	$57,425

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the quarter and six months period ended June 30, 2019, compared to $1 million and $10 million, respectively for the same periods of last year. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2019 and 2018.
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Balance as of beginning of period	$10,866	$11,418	$10,837	$11,742
Provision (reversal) for representation and warranties	(4,511)	450	(4,407)	298
Net charge-offs	-	(715)	(75)	(887)
Settlements paid	(2,530)	-	(2,530)	-
Balance as of end of period	$3,825	$11,153	$3,825	$11,153

During the second quarter of 2019, the Corporation recorded the release of a $4.4 million reserve taken in connection with a sale of loans completed during the year 2013.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2019, the Corporation serviced $15.3 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2018 - $15.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2019, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $89 million (December 31, 2018 - $88 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $94 million at June 30, 2019 and December 31, 2018. In addition, at June 30, 2019 and December 31, 2018, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the Consolidated Financial Statements in the 2018 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit:
Credit card lines	$4,540,990	$4,468,481
Commercial and construction lines of credit	2,709,185	2,751,390
Other consumer unused credit commitments	259,017	254,491
Commercial letters of credit	1,852	2,695
Standby letters of credit	78,946	26,479
Commitments to originate or fund mortgage loans	27,323	22,629

At June 30, 2019 and December 31, 2018, the Corporation maintained a reserve of approximately $9 million and $8 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

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

At June 30, 2019 and December 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $455 million and $458 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $413 million consists of loans and $42 million are securities ($413 million and $ 45 million at December 31, 2018). Substantially all of the amount outstanding at June 30, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2019 the Corporation received principal payments amounting to $22 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$7	$-	$7	$7
After 5 to 10 years	31	-	31	31
After 10 years	30	-	30	30
Total Central Government	68	-	68	68
Government Development Bank (GDB)
After 10 years	3	-	3	3
Total Government Development Bank (GDB)	3	-	3	3
Puerto Rico Highways and Transportation Authority
After 5 to 10 years	3	-	3	3
Total Puerto Rico Highways and Transportation Authority	3	-	3	3
Municipalities
Within 1 year	3,670	15,265	18,935	18,935
After 1 to 5 years	17,255	197,987	215,242	215,242
After 5 to 10 years	20,585	101,663	122,248	122,248
After 10 years	845	98,185	99,030	99,030
Total Municipalities	42,355	413,100	455,455	455,455
Total Direct Government Exposure	$42,429	$413,100	$455,529	$455,529

In addition, at June 30, 2019, the Corporation had $359 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $285 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and subsequent foreclosure of the underlying property. The Corporation also had at June 30, 2019, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and subsequent foreclosure of the underlying property (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. In addition, at June 30, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $22 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $74 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $31.9 million as of June 30, 2019. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A motion for dismissal on the merits, which the Defendant Insurance Companies filed shortly before hearing, was denied with a right to replead following limited targeted discovery. The Court of Appeals and then the Puerto Rico Supreme Court, both denied the Popular Defendants’ request to review the lower court’s denial of the motion to dismiss. In December 2017, plaintiffs amended the complaint and, on January 2018, defendants filed an answer thereto. Separately, in October 2017, the Court entered an order whereby it broadly certified the class after which the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which the Court declined to entertain. In November 2018 and in January 2019, Plaintiffs filed voluntary dismissal petitions against MAPFRE-PRAICO Insurance Company and Antilles Insurance Company, respectively. Hence, now the Popular Defendants remain the sole defendants in this action.

On April 8, 2019, the plaintiffs submitted proposed changes to the certified class definition as well as the scope of the remedies requested by the plaintiffs, which were timely opposed by Popular. In April 24, 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. A status and settlement conference is set for October 22, 2019.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015 Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in monopolistic practices in failing to offer this product). In July 2017, after co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment and, in March 2018, the Court of Appeals reversed the Court of First Instance’s dismissal. In May 2018, all defendants filed their respective Petitions of Certiorari to the Puerto Rico Supreme Court, which denied review. On May 2, 2019, a hearing was held in the Court of First Instance, where the parties requested that the Court first determine the validity of the endorsement obtained by Antilles Insurance Company and approved by the Puerto Rico Insurance Commissioner, which had been challenged by a co-defendant in a third-party complaint against Antilles Insurance Company. Although the Court had agreed to first rule on the validity of the endorsement and set an injunction hearing for September 2019 in case the validity of said endorsement is upheld, on July 24, 2019 the Court issued an Order whereby it ordered plaintiffs to brief certain threshold questions of law before ruling on the validity of the endorsement.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks), be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, on August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. The Court of Appeals has entered an order where it consolidated three pending appeals related to the same subset of facts. On July 29, 2019, the Appellants filed their brief; Appellees’ brief is due on August 28, 2019.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. On April 5, 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration on April 15, 2019, which Popular timely opposed. The Court held a hearing on May 14, 2019 but has yet to issue a new Opinion and Order covering the Motion for Reconsideration and the defendants’ motion to dismiss, as well as several other pending motions.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary mortgage lender in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand $30 million in damages plus attorney’s fees, costs and the annulment of their mortgages. BPPR extended plaintiffs four consecutive six-month payment forbearances, the last of which is still in effect, and it is engaged in settlement discussions with plaintiffs. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral Bank-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement with the FDIC. The FDIC filed a Notice of Removal to the United States District Court for the District of Puerto Rico (“USDC”) on March 2018 and, in April 2018, the state court stayed the proceedings in response thereto. In October 2018, the Court granted FDIC’s motion to stay the proceedings until plaintiffs have exhausted administrative remedies and, thereafter, the FDIC filed a motion to dismiss all claims for lack of subject matter jurisdiction due to plaintiffs’ failure to properly make any applicable administrative claims. Such motion was referred to a Magistrate Judge, which on May 17, 2019 recommended that the motion be granted and all claims against the FDIC be dismissed. A group of plaintiffs objected to the Report and Recommendation of the Magistrate Judge, but the District Judge has yet to rule on with respect to those objections or with respect to the motion to dismiss. If the FDIC’s Motion to Dismiss is granted, all claims against BPPR related to mortgage loans acquired pursuant to the Doral Bank-FDIC assisted transaction in 2015 would be also dismissed; the remaining claims related to mortgage loans not acquired from Doral (approximately eight (8) loans) could then be remanded to state court for further proceedings.

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

On November 30, 2018, the Court issued an order where it ruled that: (1) the Lenders, as petitioning creditors, satisfied the three-prong requirement for filing an involuntary petition; (2) nonetheless, bad faith is an independent cause for dismissal of an involuntary petition under section 303(b) of the Bankruptcy Code; and (3) the Involuntary Debtors failed to show that dismissal pursuant to section 305(a)(1) abstention is in the best interest of both the creditors and the debtors. Hearings to consider whether the involuntary petitions were filed in bad faith, that is, for an improper purpose that constitutes an abuse of the bankruptcy process were held during June and July 2019. On July 18, 2019, the Court ordered the parties to brief several questions that seek to determine whether the alleged debtors met their burden of proof with respect to their allegation of bad faith. The parties have filed their respective briefs and the Court’s determination is pending.

POPULAR BANK

Employment-Related Litigation

On July 30, 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, on July 30, 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiff in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. The current deadline to file a response to both complaints is on or before September 19, 2019.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 170 arbitration proceedings with aggregate claimed amounts of approximately $227 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at June 30, 2019 and December 31, 2018, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at June 30, 2019 and December 31, 2018.

(In thousands)	June 30, 2019	December 31, 2018
Assets
Servicing assets:
Mortgage servicing rights	$116,206	$136,280
Total servicing assets	$116,206	$136,280
Other assets:
Servicing advances	$33,556	$37,988
Total other assets	$33,556	$37,988
Total assets	$149,762	$174,268
Maximum exposure to loss	$149,762	$174,268

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $10.1 billion at June 30, 2019 (December 31, 2018 - $10.6 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2019 and December 31, 2018, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at June 30, 2019 and December 31, 2018.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Assets
Other assets:
Equity investment	$6,458	$6,469	$4,995	$5,794
Total assets	$6,458	$6,469	$4,995	$5,794
Liabilities
Deposits	$(932)	$(2,566)	$(7,750)	$(7,994)
Total liabilities	$(932)	$(2,566)	$(7,750)	$(7,994)
Total net assets	$5,526	$3,903	$(2,755)	$(2,200)
Maximum exposure to loss	$5,526	$3,903	$-	$-

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2019 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2019.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2019, the Corporation held 11,654,803 shares of EVERTEC, an ownership stake of 16.20%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $ 1.2 million in dividend distributions during the six months ended June 30, 2019, from its investments in EVERTEC’s holding company. During the six months ended June 30, 2018, there were no dividend distributions received by the Corporation. The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	June 30, 2019	December 31, 2018
Equity investment in EVERTEC	$66,411	$60,591

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2019 and December 31, 2018. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable (Other assets)	$2,817	$6,829
Deposits	(22,509)	(28,606)
Accounts payable (Other liabilities)	(1,305)	(3,671)
Net total	$(20,997)	$(25,448)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2019 and 2018.

	Quarter ended	Six months ended
(In thousands)	June 30, 2019	June 30, 2019
Share of income from the investment in EVERTEC	$1,432	$8,700
Share of other changes in EVERTEC's stockholders' equity	2,157	81
Share of EVERTEC's changes in equity recognized in income	$3,589	$8,781

	Quarter ended	Six months ended
(In thousands)	June 30, 2018	June 30, 2018
Share of income from the investment in EVERTEC	$3,200	$6,904
Share of other changes in EVERTEC's stockholders' equity	506	635
Share of EVERTEC's changes in equity recognized in income	$3,706	$7,539

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2019 and 2018. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Six months ended
(In thousands)	June 30, 2019	June 30, 2019	Category
Interest expense on deposits	$(15)	$(32)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	8,457	16,676	Other service fees
Rental income charged to EVERTEC	1,796	3,593	Net occupancy
Processing fees on services provided by EVERTEC	(54,491)	(108,353)	Professional fees
Other services provided to EVERTEC	350	626	Other operating expenses
Total	$(43,903)	$(87,490)

	Quarter ended	Six months ended
(In thousands)	June 30, 2018	June 30, 2018	Category
Interest expense on deposits	$(14)	$(25)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	8,472	16,454	Other service fees
Rental income charged to EVERTEC	1,751	3,516	Net occupancy
Processing fees on services provided by EVERTEC	(48,525)	(94,083)	Professional fees
Other services provided to EVERTEC	291	605	Other operating expenses
Total	$(38,025)	$(73,533)

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

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Equity investment	$6,458	$6,469	$4,995	$5,794

The Corporation held deposits from these entities, as follows:

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Deposits (non-interest bearing)	$(932)	$(2,566)	$(7,750)	$(7,994)

The Corporation’s proportionate share of income or loss from these entities is presented in the following table and is included in other operating income in the Consolidated Statements of Operations.

	PRLP 2011 Holdings, LLC				PR Asset Portfolio 2013-1 International, LLC
	Quarter ended		Six months ended		Quarter ended		Six months ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Share of income (loss) from the equity investment	$109	$(53)	$(11)	$(312)	$247	$(53)	$543	$(5,409)

During the six months ended June 30, 2019, the Corporation received $ 1.3 million in capital distributions from its investment in PR Asset Portfolio 2013-1 International, LLC (June 30, 2018 - $ 1.0 million). There were no transactions between the Corporation and PRLP 2011 Holdings, LLC during the six months ended June 30, 2019 and 2018.

Centro Financiero BHD León

At June 30, 2019, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2019, the Corporation recorded $ 12.3 million in earnings from its investment in BHD León (June 30, 2018 - $ 15.8 million), which had a carrying amount of $ 143.4 million at June 30, 2019 (December 31, 2018 - $ 143.5 million). On December 2017, BPPR extended a credit facility of $ 40 million to BHD León. This credit facility was repaid during the quarter ended March 31, 2018. The Corporation received $ 12.6 million in dividend distributions during the six months ended June 30, 2019 from its investment in BHD León (June 30, 2018 - $ 12.6 million).

On June 30, 2017, BPPR extended an $8 million credit facility to Grupo Financiero Leon, S.A. Panamá (“GFL”), a shareholder of BHD León with an outstanding balance of $8 million at June 30, 2018. The sources of repayment for this loan were the dividends to be received by GFL from its investment in BHD León. BPPR’s credit facility ranked pari passu with another $8 million credit facility extended to GFL by BHD International Panama, an affiliate of BHD León. This credit facility was repaid during the quarter ended June 30, 2018.

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

For the six months ended June 30, 2019 administrative fees charged to these investment companies amounted to $ 3.1 million (June 30, 2018 - $ 3.4 million) and waived fees amounted to $ 1.0 million (June 30, 2018 - $ 1.1 million), for a net fee of $ 2.1 million (June 30, 2018 - $ 2.3 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of June 30, 2019, the available lines of credit facilities amounted to $ 310 million (December 31, 2018 - $ 330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At June 30, 2019 there was no outstanding balance for these credit facilities.

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

Note 24 – Fair value measurement

ASC Subtopic 820-10 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•Level 2 - Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•Level 3 - Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own assumptions about assumptions that market participants would use in pricing the asset or liability.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

At June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$5,130,255	$5,361,409	$-	$10,491,664
Obligations of U.S. Government sponsored entities	-	245,947	-	245,947
Obligations of Puerto Rico, States and political subdivisions	-	6,878	-	6,878
Collateralized mortgage obligations - federal agencies	-	671,168	-	671,168
Mortgage-backed securities	-	5,317,426	1,235	5,318,661
Other	-	404	-	404
Total debt securities available-for-sale	$5,130,255	$11,603,232	$1,235	$16,734,722
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$3,279	$2	$-	$3,281
Obligations of Puerto Rico, States and political subdivisions	-	133	-	133
Collateralized mortgage obligations	-	80	618	698
Mortgage-backed securities	-	28,015	26	28,041
Other	-	3,002	468	3,470
Total trading account debt securities, excluding derivatives	$3,279	$31,232	$1,112	$35,623
Equity securities	$-	$19,206	$-	$19,206
Mortgage servicing rights	-	-	153,021	153,021
Derivatives	-	14,792	-	14,792
Total assets measured at fair value on a recurring basis	$5,133,534	$11,668,462	$155,368	$16,957,364
Liabilities
Derivatives	$-	$(14,233)	$-	$(14,233)
Total liabilities measured at fair value on a recurring basis	$-	$(14,233)	$-	$(14,233)

At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,719,740	$5,552,456	$-	$8,272,196
Obligations of U.S. Government sponsored entities	-	333,309	-	333,309
Obligations of Puerto Rico, States and political subdivisions	-	6,742	-	6,742
Collateralized mortgage obligations - federal agencies	-	728,671	-	728,671
Mortgage-backed securities	-	3,957,545	1,233	3,958,778
Other	-	488	-	488
Total debt securities available-for-sale	$2,719,740	$10,579,211	$1,233	$13,300,184
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,278	$-	$-	$6,278
Obligations of Puerto Rico, States and political subdivisions	-	134	-	134
Collateralized mortgage obligations	-	48	611	659
Mortgage-backed securities	-	27,214	43	27,257
Other	-	2,974	485	3,459
Total trading account debt securities, excluding derivatives	$6,278	$30,370	$1,139	$37,787
Equity securities	$-	$13,296	$-	$13,296
Mortgage servicing rights	-	-	169,777	169,777
Derivatives	-	13,603	-	13,603
Total assets measured at fair value on a recurring basis	$2,726,018	$10,636,480	$172,149	$13,534,647
Liabilities
Derivatives	$-	$(12,320)	$-	$(12,320)
Total liabilities measured at fair value on a recurring basis	$-	$(12,320)	$-	$(12,320)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and six months ended June 30, 2019 and 2018 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Six months ended June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$41,793	$41,793	$(10,605)
Other real estate owned[2]	-	-	15,065	15,065	(2,937)
Other foreclosed assets[2]	-	-	1,220	1,220	(135)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$58,078	$58,078	$(13,677)
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

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Six months ended June 30, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$84,075	$84,075	$(18,767)
Other real estate owned[2]	-	-	33,457	33,457	(6,967)
Other foreclosed assets[2]	-	-	2,597	2,597	(970)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$120,129	$120,129	$(26,704)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2019 and 2018.

Quarter ended June 30, 2019
	MBS	CMOs		Other
	classified	classified		securities
	as debt	as trading	MBS	classified
	securities	account	classified as	as trading	Mortgage
	available-	debt	trading account	account debt	servicing	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets
Balance at March 31, 2018	$1,235	$595	$43	$478	$167,813	$170,164
Gains (losses) included in earnings	-	1	(1)	(10)	(17,186)	(17,196)
Additions	-	50	25	-	2,394	2,469
Settlements	-	(28)	(41)	-	-	(69)
Balance at June 30, 2019	$1,235	$618	$26	$468	$153,021	$155,368
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2019	$-	$1	$1	$5	$(13,671)	$(13,664)

Six months ended June 30, 2019
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at January 1, 2019	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	1	(1)	(17)	(21,011)	(21,028)
Gains (losses) included in OCI	2	-	-	-	-	2
Additions	-	64	25	-	4,255	4,344
Settlements	-	(58)	(41)	-	-	(99)
Balance at June 30, 2019	$1,235	$618	$26	$468	$153,021	$155,368
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2019	$-	$1	$1	$8	$(14,418)	$(14,408)

Quarter ended June 30, 2018
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration [1]	liabilities
Balance at March 31, 2018	$1,263	$488	$43	$519	$166,281	$168,594	$(170,970)	$(170,970)
Gains (losses) included in earnings	-	6	-	(13)	(4,622)	(4,629)	-	-
Gains (losses) included in OCI	1	-	-	-	-	1	-	-
Additions	-	237	-	-	2,366	2,603	-	-
Settlements	-	(61)	-	-	-	(61)	170,970	170,970
Balance at June 30, 2018	$1,264	$670	$43	$506	$164,025	$166,508	$-	$-
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2018	$-	$6	$-	$6	$-	$12	$-	$-
[1]

Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation's loss share arrangement ahead of their contractual maturities. Refer to Note 10 for additional information.

Six months ended June 30, 2018
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration [1]	liabilities
Balance at January 1, 2018	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	-	6	-	(23)	(8,929)	(8,946)	(6,112)	(6,112)
Gains (losses) included in OCI	2	-	-	-	-	2	-	-
Additions	-	253	-	-	4,923	5,176	-	-
Settlements	(26)	(118)	-	-	-	(144)	170,970	170,970
Balance at June 30, 2018	$1,264	$670	$43	$506	$164,025	$166,508	$-	$-
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2018	$-	$6	$-	$11	$-	$17	$-	$-
[1]

Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation's loss share arrangement ahead of their contractual maturities. Refer to Note 10 for additional information.

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2019 and 2018 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2019		Six months ended June 30, 2019
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(17,186)	$(13,671)	$(21,011)	$(14,418)
Trading account profit (loss)	(10)	7	(17)	10
Total	$(17,196)	$(13,664)	$(21,028)	$(14,408)

	Quarter ended June 30, 2018		Six months ended June 30, 2018
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
FDIC loss share expense	$-	$-	$(6,112)	$-
Mortgage banking activities	(4,622)	-	(8,929)	-
Trading account profit (loss)	(7)	12	(17)	17
Total	$(4,629)	$12	$(15,058)	$17

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	Fair value
	at June 30,
(In thousands)	2019		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$618		Discounted cash flow model	Weighted average life	1.7 years (1.1 - 1.9 years)
				Yield	4.0% (3.9% - 4.4%)
				Prepayment speed	18.5% (15.2% - 20.9%)
Other - trading	$468		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$153,021		Discounted cash flow model	Prepayment speed	6.1% (0.2% - 23.3%)
				Weighted average life	7.4 years (0.1 - 15.1 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$38,161	[2]	External appraisal	Haircut applied on
				external appraisals	10.2% (10.0% - 35.0%)
Other real estate owned	$12,596	[3]	External appraisal	Haircut applied on
				external appraisals	24.0% (10.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

The significant unobservable inputs used in the fair value measurement of the Corporation’s collateralized mortgage obligations and interest-only collateralized mortgage obligation (reported as “other”), which are classified in the “trading” category, are yield, constant prepayment rate, and weighted average life. Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the constant prepayment rate will generate a directionally opposite change in the weighted average life. For example, as the average life is reduced by a higher constant prepayment rate, a lower yield will be realized, and when there is a reduction in the constant prepayment rate, the average life of these collateralized mortgage obligations will extend, thus resulting in a higher yield.The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are constant prepayment rates and discount rates. Increases in interest rates may result in lower prepayments. Discount rates vary according to products and / or portfolios depending on the perceived risk. Increases in discount rates result in a lower fair value measurement.

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

The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2019 and December 31, 2018, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	June 30, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$391,703	$391,703	$-	$-	$391,703
Money market investments	3,172,116	3,164,137	7,979	-	3,172,116
Trading account debt securities, excluding derivatives[1]	35,623	3,279	31,232	1,112	35,623
Debt securities available-for-sale[1]	16,734,722	5,130,255	11,603,232	1,235	16,734,722
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$87,488	$-	$-	$93,721	$93,721
Collateralized mortgage obligation-federal agency	50	-	-	52	52
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$99,599	$-	$12,061	$93,773	$105,834
Equity securities:
FHLB stock	$55,965	$-	$55,965	$-	$55,965
FRB stock	91,680	-	91,680	-	91,680
Other investments	20,509	-	19,206	6,920	26,126
Total equity securities	$168,154	$-	$166,851	$6,920	$173,771
Loans held-for-sale	$54,028	$-	$-	$55,338	$55,338
Loans held-in-portfolio	26,462,079	-	-	24,459,100	24,459,100
Mortgage servicing rights	153,021	-	-	153,021	153,021
Derivatives	14,792	-	14,792	-	14,792
	June 30, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$34,146,573	$-	$34,146,573	$-	$34,146,573
Time deposits	7,913,264	-	7,777,200	-	7,777,200
Total deposits	$42,059,837	$-	$41,923,773	$-	$41,923,773
Assets sold under agreements to repurchase	$233,091	$-	$232,709	$-	$232,709
Other short-term borrowings[2]	$160,000	$-	$160,000	$-	$160,000
Notes payable:
FHLB advances	$532,017	$-	$538,784	$-	$538,784
Unsecured senior debt securities	294,673	-	313,647	-	313,647
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,889	-	397,722	-	397,722
Total notes payable	$1,211,579	$-	$1,250,153	$-	$1,250,153
Derivatives	$14,233	$-	$14,233	$-	$14,233
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$394,035	$394,035	$-	$-	$394,035
Money market investments	4,171,048	4,161,832	9,216	-	4,171,048
Trading account debt securities, excluding derivatives[1]	37,787	6,278	30,370	1,139	37,787
Debt securities available-for-sale[1]	13,300,184	2,719,740	10,579,211	1,233	13,300,184
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$89,459	$-	$-	$90,534	$90,534
Collateralized mortgage obligation-federal agency	55	-	-	58	58
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$101,575	$-	$12,061	$90,592	$102,653
Equity securities:
FHLB stock	$51,628	$-	$51,628	$-	$51,628
FRB stock	89,358	-	89,358	-	89,358
Other investments	14,598	-	13,296	5,539	18,835
Total equity securities	$155,584	$-	$154,282	$5,539	$159,821
Loans held-for-sale	$51,422	$-	$-	$52,474	$52,474
Loans held-in-portfolio	25,938,541	-	-	23,143,027	23,143,027
Mortgage servicing rights	169,777	-	-	169,777	169,777
Derivatives	13,603	-	13,603	-	13,603
	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$32,093,274	$-	$32,093,274	$-	$32,093,274
Time deposits	7,616,765	-	7,392,698	-	7,392,698
Total deposits	$39,710,039	$-	$39,485,972	$-	$39,485,972
Assets sold under agreements to repurchase	$281,529	$-	$281,535	$-	$281,535
Other short-term borrowings[2]	$42	$-	$42	$-	$42
Notes payable:
FHLB advances	$556,776	$-	$553,111	$-	$553,111
Unsecured senior debt	294,039	-	302,664	-	302,664
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,875	-	381,079	-	381,079
Capital lease obligations	20,412	-	-	20,412	20,412
Total notes payable	$1,256,102	$-	$1,236,854	$20,412	$1,257,266
Derivatives	$12,320	$-	$12,320	$-	$12,320
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at June 30, 2019 and December 31, 2018 is $ 7.5 billion and $ 7.5 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at June 30, 2019 and December 31, 2018 is $ 81 million and $ 29 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2019 and 2018:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2019	2018	2019	2018
Net income	$171,106	$279,783	$339,031	$371,107
Preferred stock dividends	(931)	(931)	(1,862)	(1,862)
Net income applicable to common stock	$170,175	$278,852	$337,169	$369,245
Average common shares outstanding	96,305,118	101,892,402	97,437,141	101,794,914
Average potential dilutive common shares	152,330	139,553	154,848	137,563
Average common shares outstanding - assuming dilution	96,457,448	102,031,955	97,591,989	101,932,477
Basic EPS	$1.77	$2.74	$3.46	$3.63
Diluted EPS	$1.76	$2.73	$3.45	$3.62

As disclosed in Note 18, during the quarter ended March 31, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,500,000 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remains outstanding as of June 30, 2019, for which the Corporation expects to receive additional shares upon termination of the ASR agreement. The diluted EPS computation for the quarter and six months ended June 30, 2019 excludes 1,153,318 and 1,180,649 antidilutive shares, respectively, related to the ASR.

For the quarter and six months ended June 30, 2019, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2018. For a discussion of the calculation under the treasury stock method, refer to Note 32 of the Consolidated Financial Statements included in the 2018 Form 10-K.

Note 27 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and six months ended June 30, 2019 and 2018:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2019		2019
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$36,035	$3,582	$71,099	$7,209
Other service fees:
Debit card fees	11,752	282	22,651	553
Insurance fees, excluding reinsurance	13,420	831	20,865	1,601
Credit card fees, excluding late fees and membership fees	21,392	223	39,678	439
Sale and administration of investment products	5,732	-	10,991	-
Trust fees	5,752	-	10,567	-
Total revenue from contracts with customers [1]	$94,083	$4,918	$175,851	$9,802
[1]	The amounts include intersegment transactions of $ 1.9 million and $ 2.1 million, respectively, for the quarter and six months ended June 30, 2019.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2018		2018
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$33,776	$3,326	$66,955	$6,602
Other service fees:
Debit card fees	11,425	259	22,820	502
Insurance fees, excluding reinsurance	8,650	833	15,887	1,455
Credit card fees, excluding late fees and membership fees	18,681	237	35,484	477
Sale and administration of investment products	5,020	-	10,375	-
Trust fees	5,218	-	10,559	-
Total revenue from contracts with customers [1]	$82,770	$4,655	$162,080	$9,036
[1]	The amounts include intersegment transactions of $ 1.3 million and $ 1.7 million, respectively, for the quarter and six months ended June 30, 2018.

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

Note 28 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 34.5 years considers options to extend the leases for up to 20.0years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. At June 30, 2019, ROU assets related to operating and finance lease amounted to $137 million and $13 million, respectively, and lease liabilities related to operating and finance leases amounted to $152 million and $20 million, respectively.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:

(In thousands)	Remaining 2019	2020	2021	2022	2023	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$14,927	$27,345	$24,759	$21,019	$18,862	$72,861	$179,773	$(27,467)	$152,306
Finance Leases	1,466	3,003	3,093	3,187	3,284	11,186	25,219	(5,182)	20,037

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarter ended	Six months ended
(In thousands)	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of ROU assets	$385	$843
Interest on lease liabilities	284	605
Operating lease cost	7,768	15,923
Short-term lease cost	51	75
Variable lease cost	2	2
Sublease income	(30)	(55)
Total lease cost	$8,460	$17,393

Total rental expense for all operating leases, except those with terms of a month or less that were not renewed, for the quarter and six months ended June 30, 2018 was $7.6 million and $15.0 million, respectively, which is included in net occupancy, equipment and communication expenses, according to their nature. Total amortization and interest expense for capital leases for the quarter ended June 30, 2018 was $0.4 million and $0.2 million, respectively. Total amortization and interest expense for capital leases for the six months ended June 30, 2018 was $0.7 million and $0.5 million, respectively.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Six months ended
(Dollars in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,976
Operating cash flows from finance leases	611
Financing cash flows from finance leases	837
ROU assets obtained in exchange for new lease obligations:
Operating leases	$4,008
Weighted-average remaining lease term:
Operating leases	8.5	years
Finance leases	7.7	years
Weighted-average discount rate:
Operating leases	3.7%
Finance leases	6.0%

As of June 30, 2019, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $26 million, which will have lease terms ranging from 10 to 20 years.

Note 29 – FDIC loss share income

On May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. Refer to Note 10 for additional information of the Termination Agreement with the FDIC. The caption of FDIC loss-share income in the Consolidated Statements of Operations consists of the following major categories:

	Quarter ended	Six months ended
(In thousands)	June 30, 2018	June 30, 2018
Amortization	$-	$(934)
80% mirror accounting on credit impairment losses	-	104
80% mirror accounting on reimbursable expenses	-	537
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	-	(1,658)
Change in true-up payment obligation	-	(6,112)
Gain on FDIC loss-share Termination Agreement[1]	102,752	102,752
Other	-	36
Total FDIC loss-share income	$102,752	$94,725
[1]	Refer to Note 10 for additional information of the Termination Agreement with the FDIC.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended June 30,		Quarters ended June 30,
(In thousands)	2019	2018	2019	2018
Personnel Cost:
Service cost	$-	$-	$190	$257
Other operating expenses:
Interest cost	7,110	6,373	1,489	1,390
Expected return on plan assets	(8,096)	(10,060)	-	-
Amortization of prior service cost/(credit)	-	-	-	(868)
Amortization of net loss	5,876	5,064	-	321
Total net periodic pension cost	$4,890	$1,377	$1,679	$1,100

	Pension Plans		OPEB Plan
	Six months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Personnel Cost:
Service cost	$-	$-	$380	$514
Other operating expenses:
Interest cost	14,219	12,746	2,977	2,780
Expected return on plan assets	(16,192)	(20,119)	-	-
Amortization prior service cost/(credit)	-	-	-	(1,735)
Amortization of net loss	11,752	10,130	-	641
Total net periodic pension cost	$9,779	$2,757	$3,357	$2,200

The Corporation paid the following contributions to the plans during the quarter ended June 30, 2019 and expects to pay the following contributions for the year ending December 31, 2019.

	For the quarters ended	For the year ending
(In thousands)	30-Jun-19	31-Dec-19
Pension Plans	$57	$229
OPEB Plan	$1,464	$8,128

Note 31 - Stock-based compensation

Incentive Plan

The Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”) permits the issuance of several types of stock based compensation for employees and directors of the Corporation and/or any of its subsidiaries. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stocks and performance shares for its employees and restricted stocks and restricted stock units (“RSU”) to its directors.

The restricted shares for employees, will become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the first part is vested ratably over four years commencing at the date of the grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	295,340	$30.75
Granted	239,062	45.81
Performance Shares Quantity Adjustment	234,076	33.09
Vested	(372,271)	35.83
Forfeited	(14,021)	37.35
Non-vested at December 31, 2018	382,186	$36.41
Granted	217,550	55.56
Performance Shares Quantity Adjustment	22,973	55.51
Vested	(246,508)	45.01
Non-vested at June 30, 2019	376,201	$43.02

During the quarter ended June 30, 2019, 67,564 shares of restricted stock (June 30, 2018 – 70,690) were awarded to management under the Incentive Plan. During the quarters ended June 30, 2019 and 2018, no performance shares were awarded to management under the Incentive Plan. For the six months ended June 30, 2019, 152,154 shares of restricted stock (June 30, 2018 – 155,306) and 65,396 performance shares (June 30, 2018 - 72,414) were awarded to management under the incentive plan.

During the quarter ended June 30, 2019, the Corporation recognized $2.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (June 30, 2018 - $2.1 million, with a tax benefit of $0.4 million). For the six months ended June 30, 2019, the Corporation recognized $5.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.9 million (June 30, 2018 - $4.8 million, with a tax benefit of $0.8 million). For the six months ended June 30, 2019, the fair market value of the restricted stock and performance shares vested was $8.1 million at grant date and $14.5 million at vesting date. This triggers a windfall of $2.4 million that was recorded as a reduction on income tax expense. During the quarter ended June 30, 2019 the Corporation recognized $0.4 million of performance shares expense, with a tax benefit of $23 thousand (June 30, 2018 - $0.6 million, with a tax benefit of $12 thousand). For the six months ended June 30, 2019, the Corporation recognized $3.9 million of performance shares expense, with a tax benefit of $0.3 million (June 30, 2018 - $3.2 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2019 was $10.4 million and is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock shares	Weighted-Average Grant Date Fair Value per Share	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2017	-	$-	-	$-
Granted	25,159	46.71	-	-
Vested	(25,159)	46.71	-	-
Forfeited	-	-	-	-
Non-vested at December 31, 2018	-	$-	-	$-
Granted	1,052	49.25	25,460	57.75
Vested	(1,052)	49.25	(25,460)	57.75
Forfeited	-	-	-	-
Non-vested at June 30, 2019	-	$-	-	$-

On May 2019, all equity awards granted to the directors may be paid in either restricted stocks or RSU, at the directors’ election. For the year 2019, all directors elected RSU. The directors’ equity awards will vest and become non-forfeitable on the grant date of such award. At the director’s option, the shares of common stocks underlying the RSU award shall be delivered to the director after its retirement, either on a fix date or in annual installments. To the extent that cash dividends are paid on the Corporation’s outstanding common stocks, the director will receive an additional number of RSU that reflect reinvested dividend equivalent.

During the quarter ended June 30, 2019, no shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. (June 30, 2018 - 22,394) and 25,460 RSU were granted to members of the Board of Directors of Popular, Inc. During this period, the Corporation did not recognized any expense related to these restricted stock shares, (June 30, 2018 - $1.2 million, with a tax benefit of $0.2 million) and did recognize $1.5 million of restricted stock expense related to these RSU, with a tax benefit of $0.2 million. For the six months ended June 30, 2019, the Corporation granted 1,052 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2018 – 22,394) and 25,460 RSU to members of the Board of Directors of Popular, Inc., which became vested at grant date. During this period, the Corporation recognized $52 thousand of restricted stock expense related to these restricted stock shares, with a tax benefit of $6 thousand (June 30, 2018 - $1.5 million, with a tax benefit of $0.2 million) and $1.5 million of restricted stock expense related to these RSU, with a tax benefit of $0.2 million. The fair value at vesting date of the restricted stock shares and RSU vested during the six months ended June 30, 2019 for directors was $52 thousand and $1.5 million respectively.

Note 32 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2019		June 30, 2018
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$79,289	38%	$97,977	39%
Net benefit of tax exempt interest income	(30,939)	(15)	(22,407)	(9)
Deferred tax asset valuation allowance	1,263	1	4,186	2
Difference in tax rates due to multiple jurisdictions	(2,756)	(2)	(2,238)	(1)
Effect of income subject to preferential tax rate[1]	(2,287)	(1)	(103,008)	(41)
State and local taxes	1,731	1	1,718	1
Others	(5,971)	(3)	(4,788)	(2)
Income tax (benefit) expense	$40,330	19%	$(28,560)	(11)%
[1]		For the quarter ended June 30, 2018, includes the impact of the Tax Closing Agreement entered into in connection with the FDIC Transaction.

	Six months ended
	June 30, 2019		June 30, 2018
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$161,094	38%	$142,234	39%
Net benefit of tax exempt interest income	(57,883)	(14)	(45,400)	(12)
Deferred tax asset valuation allowance	6,745	2	11,412	3
Difference in tax rates due to multiple jurisdictions	(5,618)	(2)	(5,197)	(2)
Effect of income subject to preferential tax rate[1]	(5,215)	(1)	(106,056)	(29)
State and local taxes	3,355	1	3,081	1
Others	(11,925)	(3)	(6,479)	(2)
Income tax (benefit) expense	$90,553	21%	$(6,405)	(2)%
[1]		For the six months ended June 30, 2018, includes the impact of the Tax Closing Agreement entered into in connection with the FDIC Transaction.

During the second quarter of 2018, as result of the termination Agreement with the FDIC the Corporation recognized an additional income tax expense of $49.8 million associated with the “deemed sale” incremental tax liability at the capital gains rate per the Tax Closing Agreement entered between the Puerto Rico Department of the Treasury and the Corporation. In addition, the Corporation recognized an income tax benefit of $158.7 million related to the increase in deferred tax assets due to increase in the tax basis of the loans as a result of the “deemed sale” for a net tax benefit of $108.9 million. Also, the Corporation recorded an income tax expense of $45.0 million related to the gain resulting from the Termination Agreement, mainly related to the reversal of net deferred tax liability of the true-up payment obligation and the FDIC Loss Share Asset.

Effective for taxable years beginning after December 31, 2018, Act No.257 of 2018, which amended the Puerto Rico Internal Revenue Code reduce the Puerto Rico corporate income tax rate from 39% to 37.5%.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	June 30, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$15,900	$7,757	$23,657
Net operating loss and other carryforward available	122,413	714,253	836,666
Postretirement and pension benefits	82,650	-	82,650
Deferred loan origination fees	2,816	(2,267)	549
Allowance for loan losses	449,995	19,864	469,859
Deferred gains	-	2,479	2,479
Accelerated depreciation	1,963	5,687	7,650
FDIC-assisted transaction	88,821	-	88,821
Intercompany deferred gains	1,638	-	1,638
Difference in outside basis from pass-through entities	15,399	-	15,399
Other temporary differences	29,792	8,006	37,798
Total gross deferred tax assets	811,387	755,779	1,567,166
Deferred tax liabilities:
Indefinite-lived intangibles	35,746	41,975	77,721
Unrealized net gain (loss) on trading and available-for-sale securities	38,225	(1,567)	36,658
Other temporary differences	11,832	1,109	12,941
Total gross deferred tax liabilities	85,803	41,517	127,320
Valuation allowance	96,596	395,239	491,835
Net deferred tax asset	$628,988	$319,023	$948,011

	December 31, 2018
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$15,900	$7,757	$23,657
Net operating loss and other carryforward available	116,154	720,933	837,087
Postretirement and pension benefits	83,390	-	83,390
Deferred loan origination fees	3,216	(1,280)	1,936
Allowance for loan losses	516,643	18,612	535,255
Deferred gains	-	2,551	2,551
Accelerated depreciation	1,963	5,786	7,749
FDIC-assisted transaction	95,851	-	95,851
Intercompany deferred gains	1,518	-	1,518
Difference in outside basis from pass-through entities	20,209	-	20,209
Other temporary differences	24,957	7,522	32,479
Total gross deferred tax assets	879,801	761,881	1,641,682
Deferred tax liabilities:
Indefinite-lived intangibles	34,081	39,597	73,678
Unrealized net gain (loss) on trading and available-for-sale securities	23,823	(12,783)	11,040
Other temporary differences	10,579	1,109	11,688
Total gross deferred tax liabilities	68,483	27,923	96,406
Valuation allowance	89,852	406,455	496,307
Net deferred tax asset	$721,466	$327,503	$1,048,969

The net deferred tax asset shown in the table above at June 30, 2019 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets in the “Other assets” caption (December 31, 2018 - $1.0 billion) and $953 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2018 - $926 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At June 30, 2019 the net deferred tax asset of the U.S. operations amounted to $714 million with a valuation allowance of approximately $395 million, for a net deferred tax asset of approximately $319 million. As of June 30, 2019, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $319 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At June 30, 2019, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $629 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended June 30, 2019. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended June 30, 2019. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $96.6 million as of June 30, 2019.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2019	2018
Balance at January 1	$7.2	$7.3
Additions for tax positions - January through March	0.3	0.2
Balance at March 31	$7.5	$7.5
Additions for tax positions - April through June	0.2	0.3
Balance at June 30	$7.7	$7.8

At June 30, 2019, the total amount of accrued interest recognized in the statement of financial condition approximated $3.0 million (December 31, 2018 - $2.8 million). The total interest expense recognized at June 30, 2019 was $287 thousand (June 30, 2018 - $328 thousand). Management determined that at June 30, 2019 and December 31, 2018 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.1 million at June 30, 2019 (December 31, 2018 - $9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the federal jurisdiction, various states and political subdivisions, and foreign jurisdictions. At June 30, 2019, the following years remain subject to examination in the U.S. Federal jurisdiction: 2015 and thereafter; and in the Puerto Rico jurisdiction, 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $3.2 million.

Note 33 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2019 and June 30, 2018 are listed in the following table:

(In thousands)	June 30, 2019	June 30, 2018
Non-cash activities:
Loans transferred to other real estate	$27,153	$10,862
Loans transferred to other property	25,281	18,545
Total loans transferred to foreclosed assets	52,434	29,407
Loans transferred to other assets	12,466	6,441
Financed sales of other real estate assets	8,427	8,576
Financed sales of other foreclosed assets	12,016	6,885
Total financed sales of foreclosed assets	20,443	15,461
Transfers from loans held-for-sale to loans held-in-portfolio	7,406	15,717
Loans securitized into investment securities[1]	210,454	256,046
Trades receivable from brokers and counterparties	46,009	38,552
Trades payable to brokers and counterparties	256,993	8,569
Receivables from investments maturities	-	50,000
Recognition of mortgage servicing rights on securitizations or asset transfers	4,255	4,923
Interest capitalized on loans subject to the temporary payment moratorium	-	481
Loans booked under the GNMA buy-back option	26,710	352,774
Capitalization of lease right of use asset	162,768	-
Gain from the FDIC Termination Agreement	-	102,752
[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	June 30, 2019	June 30, 2018
Cash and due from banks	$366,583	$380,175
Restricted cash and due from banks	25,120	20,393
Restricted cash in money market investments	7,979	11,321
Total cash and due from banks, and restricted cash[2]	$399,682	$411,889
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2019, additional disclosures are provided for the business areas included in this reportable segment, as described below:

•Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across business areas based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds, as well as a proportionate share of the investment function of BPPR.

•Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto and Popular Mortgage. Popular Auto focuses on auto and lease financing, while Popular Mortgage focuses principally on residential mortgage loan originations. During 2018, the Reliable brand was transferred to Popular, Inc. and is being used by Popular Auto. The consumer and retail banking area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I., Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income. Popular Insurance V.I. was dissolved on December 31, 2018.

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

Effective on January 1, 2019, the Corporation’s management changed the measurement basis for its reportable segments. Historically, for management reporting purposes, the Corporation had reversed the effect of the intercompany billings from Popular Inc., holding company, to its subsidiaries for certain services or expenses incurred on their behalf. In addition, the Corporation used to reflect an income tax expense allocation for several of its subsidiaries which are Limited Liability Companies (“LLCs”) and had made an election to be treated as a pass through entities for income tax purposes. The Corporation’s management has determined to discontinue making these adjustments, effective on January 1, 2019, for purposes of its management and reportable segment reporting. The Corporation reflected these changes in the measurement of the reportable segments’ results prospectively beginning on January 1, 2019. For the quarter ended June 30, 2018, the intercompany billings from Popular, Inc to the Banco Popular de Puerto Rico and Popular U.S. reportable segments amounted to $20.6 million and $3.4 million, respectively. For the six months ended June 30, 2018, the intercompany billings from Popular, Inc to the Banco Popular de Puerto Rico and Popular U.S. reportable segments amounted to $37.5 million and $6.2 million, respectively.

The tables that follow present the results of operations and total assets by reportable segments:

2019
For the quarter ended June 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$411,549	$74,637	$(61)
Provision for loan losses		28,821	11,216	-
Non-interest income		123,388	5,492	(140)
Amortization of intangibles		2,180	166	-
Depreciation expense		12,243	2,001	-
Other operating expenses		297,428	51,741	(137)
Income tax expense		36,751	4,097	-
Net income		$157,514	$10,908	$(64)
Segment assets		$40,698,293	$9,723,815	$(114,605)

For the quarter ended June 30, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$486,125	$(9,809)	$-	$476,316
Provision for loan losses	40,037	154	-	40,191
Non-interest income	128,740	11,339	(1,753)	138,326
Amortization of intangibles	2,346	25	-	2,371
Depreciation expense	14,244	185	-	14,429
Other operating expenses	349,032	(1,944)	(873)	346,215
Income tax expense (benefit)	40,848	(180)	(338)	40,330
Net income (loss)	$168,358	$3,290	$(542)	$171,106
Segment assets	$50,307,503	$5,062,632	$(4,752,914)	$50,617,221

For the six months ended June 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$818,906	$147,465	$(57)
Provision for loan losses		60,170	21,587	-
Non-interest income		244,158	11,356	(281)
Amortization of intangibles		4,302	332	-
Depreciation expense		24,182	4,169	-
Other operating expenses		578,126	100,350	(273)
Income tax expense		82,127	9,312	-
Net income		$314,157	$23,071	$(65)
Segment assets		$40,698,293	$9,723,815	$(114,605)

For the six months ended June 30, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$966,314	$(19,035)	$-	$947,279
Provision for loan losses	81,757	259	-	82,016
Non-interest income	255,233	21,400	(1,877)	274,756
Amortization of intangibles	4,634	49	-	4,683
Depreciation expense	28,351	373	-	28,724
Other operating expenses	678,203	414	(1,589)	677,028
Income tax expense (benefit)	91,439	(766)	(120)	90,553
Net income	$337,163	$2,036	$(168)	$339,031
Segment assets	$50,307,503	$5,062,632	$(4,752,914)	$50,617,221

2018
For the quarter ended June 30, 2018
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$352,721	$75,477	$(2)
Provision for loan losses		44,425	15,649	-
Non-interest income		220,190	5,139	(140)
Amortization of intangibles		2,158	166	-
Depreciation expense		10,406	2,163	-
Other operating expenses		254,921	45,806	(137)
Income tax (benefit) expense		(24,180)	4,231	-
Net income		$285,181	$12,601	$(5)
Segment assets		$37,883,250	$9,468,740	$(110,936)

For the quarter ended June 30, 2018
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$428,196	$(14,060)	$-	$414,136
Provision (reversal) for loan losses	60,074	(20)	-	60,054
Non-interest income	225,189	10,790	(1,170)	234,809
Amortization of intangibles	2,324	-	-	2,324
Depreciation expense	12,569	173	-	12,742
Other operating expenses	300,590	22,689	(677)	322,602
Income tax (benefit) expense	(19,949)	(8,423)	(188)	(28,560)
Net income (loss)	$297,777	$(17,689)	$(305)	$279,783
Segment assets	$47,241,054	$5,344,785	$(5,050,662)	$47,535,177

For the six months ended June 30, 2018
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$684,989	$150,470	$2
Provision for loan losses		102,894	28,264	-
Non-interest income		316,815	9,480	(279)
Amortization of intangibles		4,317	332	-
Depreciation expense		20,934	4,281	-
Other operating expenses		495,450	91,026	(273)
Income tax expense		1,667	5,320	-
Net income		$376,542	$30,727	$(4)
Segment assets		$37,883,250	$9,468,740	$(110,936)

For the six months ended June 30, 2018
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$835,461	$(28,278)	$-	$807,183
Provision (reversal) for loan losses	131,158	(41)	-	131,117
Non-interest income	326,016	23,738	(1,448)	348,306
Amortization of intangibles	4,649	-	-	4,649
Depreciation expense	25,215	360	-	25,575
Other operating expenses	586,203	44,771	(1,528)	629,446
Income tax expense (benefit)	6,987	(13,435)	43	(6,405)
Net income (loss)	$407,265	$(36,195)	$37	$371,107
Segment assets	$47,241,054	$5,344,785	$(5,050,662)	$47,535,177

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2019
For the quarter ended June 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$152,943	$257,301	$1,327	$(22)	$411,549
Provision for loan losses	2,855	25,966	-	-	28,821
Non-interest income	25,696	68,806	29,654	(768)	123,388
Amortization of intangibles	48	1,074	1,058	-	2,180
Depreciation expense	4,897	7,191	155	-	12,243
Other operating expenses	74,021	207,925	16,263	(781)	297,428
Income tax expense	27,819	5,486	3,446	-	36,751
Net income	$68,999	$78,465	$10,059	$(9)	$157,514
Segment assets	$32,240,745	$23,582,849	$381,020	$(15,506,321)	$40,698,293

For the six months ended June 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$304,403	$511,969	$2,645	$(111)	$818,906
Provision for loan losses	863	59,307	-	-	60,170
Non-interest income	49,285	144,210	52,188	(1,525)	244,158
Amortization of intangibles	97	2,146	2,059	-	4,302
Depreciation expense	9,551	14,318	313	-	24,182
Other operating expenses	146,950	400,595	32,090	(1,509)	578,126
Income tax expense	59,013	17,229	5,885	-	82,127
Net income	$137,214	$162,584	$14,486	$(127)	$314,157
Segment assets	$32,240,745	$23,582,849	$381,020	$(15,506,321)	$40,698,293

2018
For the quarter ended June 30, 2018
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments [1]	Puerto Rico
Net interest income	$145,674	$205,795	$1,258	$(6)	$352,721
Provision for loan losses	9,754	34,671	-	-	44,425
Non-interest income	23,930	69,967	23,764	102,529	220,190
Amortization of intangibles	51	1,071	1,036	-	2,158
Depreciation expense	4,341	5,912	153	-	10,406
Other operating expenses	60,639	172,031	14,367	7,884	254,921
Income tax expense	24,697	11,732	3,279	(63,888)	(24,180)
Net income	$70,122	$50,345	$6,187	$158,527	$285,181
Segment assets	$26,355,657	$21,007,705	$536,164	$(10,016,276)	$37,883,250
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

For the six months ended June 30, 2018
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments [1]	Puerto Rico
Net interest income	$284,944	$397,229	$2,834	$(18)	$684,989
Provision for loan losses	30,447	72,447	-	-	102,894
Non-interest income	36,492	131,824	46,213	102,286	316,815
Amortization of intangibles	103	2,140	2,074	-	4,317
Depreciation expense	8,630	11,997	307	-	20,934
Other operating expenses	120,900	334,521	32,400	7,629	495,450
Income tax expense	41,572	19,189	4,794	(63,888)	1,667
Net income	$119,784	$88,759	$9,472	$158,527	$376,542
Segment assets	$26,355,657	$21,007,705	$536,164	$(10,016,276)	$37,883,250
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

Geographic Information
	Quarter ended		Six months ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:[1]
Puerto Rico	$501,640	$542,173	$1,001,778	$941,587
United States	93,964	87,045	183,820	173,573
Other	19,038	19,727	36,437	40,329
Total consolidated revenues	$614,642	$648,945	$1,222,035	$1,155,489
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss), including impairment on equity securities, net profit (loss) on trading account debt securities, adjustments (expense) to indemnity reserves on loans sold, FDIC loss share income and other operating income.

Selected Balance Sheet Information:
(In thousands)	June 30, 2019	December 31, 2018
Puerto Rico
Total assets	$39,417,569	$36,863,930
Loans	18,879,047	18,837,742
Deposits	33,574,495	31,237,529
United States
Total assets	$10,324,391	$9,847,944
Loans	7,511,132	7,034,075
Deposits	6,951,081	6,878,599
Other
Total assets	$875,261	$892,703
Loans	669,594	687,494
Deposits[1]	1,534,261	1,593,911
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 35 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2019 and December 31, 2018, and the results of their operations and cash flows for periods ended June 30, 2019 and 2018.

PNA is an operating, 100% owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At June 30, 2019
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$78,578	$-	$392,050	$(78,925)	$391,703
Money market investments	101,428	12,245	3,171,688	(113,245)	3,172,116
Trading account debt securities, at fair value	-	-	35,623	-	35,623
Debt securities available-for-sale, at fair value	-	-	16,734,722	-	16,734,722
Debt securities held-to-maturity, at amortized cost	8,726	2,835	88,038	-	99,599
Equity securities	9,653	20	158,663	(182)	168,154
Investment in subsidiaries	6,040,200	1,767,382	-	(7,807,582)	-
Loans held-for-sale, at lower of cost or fair value	-	-	54,028	-	54,028
Loans held-in-portfolio	32,293	-	27,133,219	5,955	27,171,467
Less - Unearned income	-	-	165,722	-	165,722
Allowance for loan losses	414	-	543,252	-	543,666
Total loans held-in-portfolio, net	31,879	-	26,424,245	5,955	26,462,079
Premises and equipment, net	3,651	-	550,963	-	554,614
Other real estate	146	-	118,705	-	118,851
Accrued income receivable	329	116	170,531	(90)	170,886
Mortgage servicing assets, at fair value	-	-	153,021	-	153,021
Other assets	90,780	27,727	1,711,633	(23,315)	1,806,825
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,512	-	17,366	-	23,878
Total assets	$6,371,882	$1,810,325	$50,452,399	$(8,017,385)	$50,617,221
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,034,229	$(78,925)	$8,955,304
Interest bearing	-	-	33,217,778	(113,245)	33,104,533
Total deposits	-	-	42,252,007	(192,170)	42,059,837
Assets sold under agreements to repurchase	-	-	233,091	-	233,091
Other short-term borrowings	-	-	160,000	-	160,000
Notes payable	585,485	94,077	532,017	-	1,211,579
Other liabilities	66,634	3,191	1,186,483	(23,428)	1,232,880
Total liabilities	652,119	97,268	44,363,598	(215,598)	44,897,387
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,307,520	4,173,070	5,791,073	(9,955,438)	4,316,225
Retained earnings (accumulated deficit)	1,944,353	(2,454,515)	427,708	2,018,280	1,935,826
Treasury stock, at cost	(392,101)	-	-	(107)	(392,208)
Accumulated other comprehensive loss,net of tax	(191,213)	(5,500)	(186,287)	191,787	(191,213)
Total stockholders' equity	5,719,763	1,713,057	6,088,801	(7,801,787)	5,719,834
Total liabilities and stockholders' equity	$6,371,882	$1,810,325	$50,452,399	$(8,017,385)	$50,617,221

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$68,022	$-	$394,035	$(68,022)	$394,035
Money market investments	176,256	15,288	4,170,792	(191,288)	4,171,048
Trading account debt securities, at fair value	-	-	37,787	-	37,787
Debt securities available-for-sale, at fair value	-	-	13,300,184	-	13,300,184
Debt securities held-to-maturity, at amortized cost	8,726	2,835	90,014	-	101,575
Equity securities	6,693	20	149,012	(141)	155,584
Investment in subsidiaries	5,704,119	1,700,082	-	(7,404,201)	-
Loans held-for-sale, at lower of cost or fair value	-	-	51,422	-	51,422
Loans held-in-portfolio	32,678	-	26,625,080	5,955	26,663,713
Less - Unearned income	-	-	155,824	-	155,824
Allowance for loan losses	155	-	569,193	-	569,348
Total loans held-in-portfolio, net	32,523	-	25,900,063	5,955	25,938,541
Premises and equipment, net	3,394	-	566,414	-	569,808
Other real estate	146	-	136,559	-	136,705
Accrued income receivable	284	116	165,767	(145)	166,022
Mortgage servicing assets, at fair value	-	-	169,777	-	169,777
Other assets	76,073	27,639	1,626,119	(15,697)	1,714,134
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,559	-	20,274	-	26,833
Total assets	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,217,058	$(68,022)	$9,149,036
Interest bearing	-	-	30,752,291	(191,288)	30,561,003
Total deposits	-	-	39,969,349	(259,310)	39,710,039
Assets sold under agreements to repurchase	-	-	281,529	-	281,529
Other short-term borrowings	-	-	42	-	42
Notes payable	584,851	94,063	577,188	-	1,256,102
Other liabilities	62,799	3,287	871,733	(16,011)	921,808
Total liabilities	647,650	97,350	41,699,841	(275,321)	42,169,520
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,043	2	56,307	(56,309)	1,043
Surplus	4,357,079	4,172,983	5,790,324	(9,954,780)	4,365,606
Retained earnings (accumulated deficit)	1,660,258	(2,479,503)	327,713	2,143,263	1,651,731
Treasury stock, at cost	(205,421)	-	-	(88)	(205,509)
Accumulated other comprehensive loss,net of tax	(427,974)	(44,852)	(424,843)	469,695	(427,974)
Total stockholders' equity	5,435,145	1,648,630	5,749,501	(7,398,219)	5,435,057
Total liabilities and stockholders' equity	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$52,000	$-	$-	$(52,000)	$-
Loans	497	-	453,707	-	454,204
Money market investments	618	55	22,533	(672)	22,534
Investment securities	159	47	94,035	-	94,241
Total interest and dividend income	53,274	102	570,275	(52,672)	570,979
Interest expense:
Deposits	-	-	79,121	(672)	78,449
Short-term borrowings	-	-	1,656	-	1,656
Long-term debt	9,632	1,558	3,368	-	14,558
Total interest expense	9,632	1,558	84,145	(672)	94,663
Net interest income (expense)	43,642	(1,456)	486,130	(52,000)	476,316
Provision for loan losses	153	-	40,038	-	40,191
Net interest income (expense) after provision for loan losses	43,489	(1,456)	446,092	(52,000)	436,125
Service charges on deposit accounts	-	-	39,617	-	39,617
Other service fees	1	-	75,766	(1,736)	74,031
Mortgage banking activities	-	-	(1,773)	-	(1,773)
Net gain, including impairment on equity securities	283	-	254	(9)	528
Net profit on trading account debt securities	-	-	422	-	422
Adjustments to indemnity reserves on loans sold	-	-	1,840	-	1,840
Other operating income	3,636	633	19,401	(9)	23,661
Total non-interest income	3,920	633	135,527	(1,754)	138,326
Operating expenses:
Personnel costs	14,376	-	127,123	-	141,499
Net occupancy expenses	1,178	-	22,119	2	23,299
Equipment expenses	1,027	1	20,295	-	21,323
Other taxes	62	1	12,514	-	12,577
Professional fees	4,721	28	90,728	(229)	95,248
Communications	219	-	5,736	-	5,955
Business promotion	899	-	18,220	-	19,119
FDIC deposit insurance	-	-	5,278	-	5,278
Other real estate owned (OREO) expenses	-	-	1,237	-	1,237
Other operating expenses	(24,453)	16	60,193	(647)	35,109
Amortization of intangibles	25	-	2,346	-	2,371
Total operating expenses	(1,946)	46	365,789	(874)	363,015
Income (loss) before income tax and equity in (losses) earnings of subsidiaries	49,355	(869)	215,830	(52,880)	211,436
Income tax (benefit) expense	-	(183)	40,852	(339)	40,330

Income (loss) before equity in (losses) earnings of subsidiaries	49,355	(686)	174,978	(52,541)	171,106
Equity in undistributed earnings of subsidiaries	121,751	10,893	-	(132,644)	-
Net income	$171,106	$10,207	$174,978	$(185,185)	$171,106
Comprehensive income, net of tax	$303,872	$31,499	$308,913	$(340,412)	$303,872

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$254,300	$-	$-	$(254,300)	$-
Loans	1,085	-	900,832	-	901,917
Money market investments	1,740	106	51,753	(1,845)	51,754
Investment securities	313	93	174,871	-	175,277
Total interest and dividend income	257,438	199	1,127,456	(256,145)	1,128,948
Interest expense:
Deposits	-	-	151,120	(1,845)	149,275
Short-term borrowings	-	-	3,256	-	3,256
Long-term debt	19,264	3,115	6,759	-	29,138
Total interest expense	19,264	3,115	161,135	(1,845)	181,669
Net interest income (expense)	238,174	(2,916)	966,321	(254,300)	947,279
Provision for loan losses	259	-	81,757	-	82,016
Net interest income (expense) after provision for loan losses	237,915	(2,916)	884,564	(254,300)	865,263
Service charges on deposit accounts	-	-	78,308	-	78,308
Other service fees	2	-	140,172	(1,836)	138,338
Mortgage banking activities	-	-	8,153	-	8,153
Net gain, including impairment on equity securities	870	-	1,113	(22)	1,961
Net gain on trading account debt securities	-	-	682	-	682
Adjustments to indemnity reserves on loans sold	-	-	1,747	-	1,747
Other operating income (expense)	8,805	(634)	37,416	(20)	45,567
Total non-interest income (expense)	9,677	(634)	267,591	(1,878)	274,756
Operating expenses:
Personnel costs	32,703	-	251,913	-	284,616
Net occupancy expenses	2,225	-	44,654	(43)	46,836
Equipment expenses	1,699	2	39,327	-	41,028
Other taxes	124	1	24,114	-	24,239
Professional fees	7,410	55	175,578	(329)	182,714
Communications	333	-	11,471	-	11,804
Business promotion	1,681	-	32,112	-	33,793
FDIC deposit insurance	-	-	10,084	-	10,084
Other real estate owned (OREO) expenses	-	-	3,914	-	3,914
Other operating expenses	(45,792)	29	113,705	(1,218)	66,724
Amortization of intangibles	49	-	4,634	-	4,683
Total operating expenses	432	87	711,506	(1,590)	710,435
Income (loss) before income tax and equity in earnings of subsidiaries	247,160	(3,637)	440,649	(254,588)	429,584
Income tax (benefit) expense	-	(764)	91,438	(121)	90,553

Income (loss) before equity in earnings of subsidiaries	247,160	(2,873)	349,211	(254,467)	339,031
Equity in undistributed earnings of subsidiaries	91,871	23,038	-	(114,909)	-
Net income	$339,031	$20,165	$349,211	$(369,376)	$339,031
Comprehensive income, net of tax	$575,792	$59,517	$587,767	$(647,284)	$575,792

Condensed Consolidating Statement of Operations (Unaudited)

		Quarter ended June 30, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$325,000	$-	$-	$(325,000)	$-
Loans	539	-	385,759	(21)	386,277
Money market investments	996	1	36,391	(996)	36,392
Investment securities	150	80	57,951	-	58,181
Total interest and dividend income	326,685	81	480,101	(326,017)	480,850
Interest expense:
Deposits	-	-	46,224	(996)	45,228
Short-term borrowings	-	21	1,752	(21)	1,752
Long-term debt	13,117	2,691	3,926	-	19,734
Total interest expense	13,117	2,712	51,902	(1,017)	66,714
Net interest income (expense)	313,568	(2,631)	428,199	(325,000)	414,136
Provision (reversal) for loan losses	(20)	-	60,074	-	60,054
Net interest income (expense) after provision for loan losses	313,588	(2,631)	368,125	(325,000)	354,082
Service charges on deposit accounts	-	-	37,102	-	37,102
Other service fees	-	-	64,024	(1,148)	62,876
Mortgage banking activities	-	-	10,071	-	10,071
Net gain, including impairment on equity securities	46	-	198	(10)	234
Net profit on trading account debt securities	-	-	21	-	21
Adjustments (expense) to indemnity reserves on loans sold	-	-	(527)	-	(527)
FDIC loss-share income	-	-	102,752	-	102,752
Other operating income (expense)	3,751	(355)	18,895	(11)	22,280
Total non-interest income (expense)	3,797	(355)	232,536	(1,169)	234,809
Operating expenses:
Personnel costs	12,651	-	111,681	-	124,332
Net occupancy expenses	1,107	-	21,318	-	22,425
Equipment expenses	1,036	1	16,738	-	17,775
Other taxes	56	-	10,820	-	10,876
Professional fees	5,712	77	88,192	(78)	93,903
Communications	124	-	5,258	-	5,382
Business promotion	405	-	16,373	-	16,778
FDIC deposit insurance	-	-	7,004	-	7,004
Other real estate owned (OREO) expenses	-	-	6,947	-	6,947
Other operating expenses	(22,588)	40	53,069	(599)	29,922
Amortization of intangibles	-	-	2,324	-	2,324
Total operating expenses	(1,497)	118	339,724	(677)	337,668
Income (loss) before income tax and equity in earnings (losses) of subsidiaries	318,882	(3,104)	260,937	(325,492)	251,223
Income tax expense (benefit)	-	349	(28,721)	(188)	(28,560)

Income (loss) before equity in earnings (losses) of subsidiaries	318,882	(3,453)	289,658	(325,304)	279,783
Equity in undistributed (losses) earnings of subsidiaries	(39,099)	10,198	-	28,901	-
Net income	$279,783	$6,745	$289,658	$(296,403)	$279,783
Comprehensive income, net of tax	$245,829	$770	$256,093	$(256,863)	$245,829

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$350,000	$-	$-	$(350,000)	$-
Loans	1,064	-	758,824	(27)	759,861
Money market investments	1,838	2	58,676	(1,839)	58,677
Investment securities	297	161	114,932	-	115,390
Total interest and dividend income	353,199	163	932,432	(351,866)	933,928
Interest expense:
Deposits	-	-	85,755	(1,839)	83,916
Short-term borrowings	-	27	3,765	(27)	3,765
Long-term debt	26,235	5,383	7,446	-	39,064
Total interest expense	26,235	5,410	96,966	(1,866)	126,745
Net interest income (expense)	326,964	(5,247)	835,466	(350,000)	807,183
Provision (reversal) for loan losses- non-covered loans	(41)	-	129,428	-	129,387
Provision for loan losses- covered loans	-	-	1,730	-	1,730
Net interest income (expense) after provision for loan losses	327,005	(5,247)	704,308	(350,000)	676,066
Service charges on deposit accounts	-	-	73,557	-	73,557
Other service fees	-	-	124,871	(1,393)	123,478
Mortgage banking activities	-	-	22,139	-	22,139
Net gain (loss), including impairment on equity securities	4	-	(386)	(30)	(412)
Net loss on trading account debt securities	-	-	(177)	-	(177)
Adjustments (expense) to indemnity reserves on loans sold	-	-	(3,453)	-	(3,453)
FDIC loss-share income	-	-	94,725	-	94,725
Other operating income	7,496	396	30,582	(25)	38,449
Total non-interest income	7,500	396	341,858	(1,448)	348,306
Operating expenses:
Personnel costs	27,562	-	222,622	-	250,184
Net occupancy expenses	2,097	-	43,130	-	45,227
Equipment expenses	1,544	2	33,435	-	34,981
Other taxes	97	1	21,680	-	21,778
Professional fees	9,356	108	167,747	(323)	176,888
Communications	236	-	11,052	-	11,288
Business promotion	803	-	27,984	-	28,787
FDIC deposit insurance	-	-	13,924	-	13,924
Other real estate owned (OREO) expenses	-	-	13,078	-	13,078
Other operating expenses	(40,752)	54	100,789	(1,205)	58,886
Amortization of intangibles	-	-	4,649	-	4,649
Total operating expenses	943	165	660,090	(1,528)	659,670
Income (loss) before income tax and equity in earnings of subsidiaries	333,562	(5,016)	386,076	(349,920)	364,702
Income tax expense (benefit)	-	892	(7,340)	43	(6,405)

Income (loss) before equity in earnings of subsidiaries	333,562	(5,908)	393,416	(349,963)	371,107
Equity in undistributed earnings of subsidiaries	37,545	26,050	-	(63,595)	-
Net income	$371,107	$20,142	$393,416	$(413,558)	$371,107
Comprehensive income (loss), net of tax	$224,967	$(8,015)	$246,999	$(238,984)	$224,967

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income	$339,031	$20,165	$349,211	$(369,376)	$339,031
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(91,871)	(23,038)	-	114,909	-
Provision for loan losses	259	-	81,757	-	82,016
Amortization of intangibles	49	-	4,634	-	4,683
Depreciation and amortization of premises and equipment	373	-	28,351	-	28,724
Net accretion of discounts and amortization of premiums and deferred fees	624	13	(82,690)	-	(82,053)
Share-based compensation	6,925	-	3,483	-	10,408
Fair value adjustments on mortgage servicing rights	-	-	21,011	-	21,011
Adjustments to indemnity reserves on loans sold	-	-	(1,747)	-	(1,747)
Earnings from investments under the equity method, net of dividends or distributions	(7,640)	634	(251)	-	(7,257)
Deferred income tax (benefit) expense	-	(764)	75,968	(121)	75,083
Loss (gain) on:
Disposition of premises and equipment and other productive assets	39	-	(4,180)	-	(4,141)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(5,939)	-	(5,939)
Sale of foreclosed assets, including write-downs	-	-	(9,826)	-	(9,826)
Acquisitions of loans held-for-sale	-	-	(103,233)	-	(103,233)
Proceeds from sale of loans held-for-sale	-	-	31,063	-	31,063
Net originations on loans held-for-sale	-	-	(125,707)	-	(125,707)
Net decrease (increase) in:
Trading debt securities	-	-	215,569	-	215,569
Equity securities	(2,960)	-	(2,951)	-	(5,911)
Accrued income receivable	(45)	-	(4,764)	(55)	(4,864)
Other assets	81	42	(11,425)	7,739	(3,563)
Net increase (decrease) in:
Interest payable	-	-	858	55	913
Pension and other postretirement benefits obligations	-	-	10,399	-	10,399
Other liabilities	(4,883)	(95)	(112,867)	(7,472)	(125,317)
Total adjustments	(99,049)	(23,208)	7,513	115,055	311
Net cash provided by (used in) operating activities	239,982	(3,043)	356,724	(254,321)	339,342
Cash flows from investing activities:
Net decrease in money market investments	75,000	3,043	997,694	(78,043)	997,694
Purchases of investment securities:
Available-for-sale	-	-	(9,684,912)	-	(9,684,912)
Equity	-	-	(12,747)	41	(12,706)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	6,789,265	-	6,789,265
Held-to-maturity	-	-	2,980	-	2,980
Proceeds from sale of investment securities:
Equity	-	-	6,047	-	6,047
Net repayments (disbursements) on loans	394	-	(324,461)	-	(324,067)
Proceeds from sale of loans	-	-	29,943	-	29,943
Acquisition of loan portfolios	-	-	(312,752)	-	(312,752)
Payments to acquire other intangible	-	-	(793)	-	(793)
Return of capital from equity method investments	-	-	1,397	-	1,397
Acquisition of premises and equipment	(671)	-	(37,255)	-	(37,926)

Proceeds from sale of:
Premises and equipment and other productive assets	3	-	14,812	-	14,815
Foreclosed assets	-	-	59,304	-	59,304
Net cash provided by (used in) investing activities	74,726	3,043	(2,471,478)	(78,002)	(2,471,711)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	2,281,355	67,140	2,348,495
Assets sold under agreements to repurchase	-	-	(48,439)	-	(48,439)
Other short-term borrowings	-	-	159,959	-	159,959
Payments of notes payable	-	-	(99,758)	-	(99,758)
Principal payments of finance leases	-	-	(837)	-	(837)
Proceeds from issuance of notes payable	-	-	75,000	-	75,000
Proceeds from issuance of common stock	6,121	-	(1,471)	-	4,650
Dividends paid to parent company	-	-	(254,300)	254,300	-
Dividends paid	(55,631)	-	-	-	(55,631)
Net payments for repurchase of common stock	(250,393)	-	3	(20)	(250,410)
Payments related to tax withholding for share-based compensation	(4,077)	-	(152)	-	(4,229)
Net cash (used in) provided by financing activities	(303,980)	-	2,111,360	321,420	2,128,800
Net decrease in cash and due from banks, and restricted cash	10,728	-	(3,394)	(10,903)	(3,569)
Cash and due from banks, and restricted cash at beginning of period	68,278	-	402,995	(68,022)	403,251
Cash and due from banks, and restricted cash at end of period	$79,006	$-	$399,601	$(78,925)	$399,682

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2018
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income	$371,107	$20,142	$393,416	$(413,558)	$371,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(37,545)	(26,050)	-	63,595	-
Dividends receivable from subsidiaries	(300,000)	-	-	300,000	-
Provision (reversal) for loan losses	(41)	-	131,158	-	131,117
Amortization of intangibles	-	-	4,649	-	4,649
Depreciation and amortization of premises and equipment	360	-	25,215	-	25,575
Net accretion of discounts and amortization of premiums and deferred fees	1,043	14	(16,303)	-	(15,246)
Share-based compensation	3,711	-	1,734	-	5,445
Impairment losses on long-lived assets	-	-	272	-	272
Fair value adjustments on mortgage servicing rights	-	-	8,929	-	8,929
FDIC loss-share income	-	-	(94,725)	-	(94,725)
Adjustments to indemnity reserves on loans sold	-	-	3,453	-	3,453
Earnings from investments under the equity method, net of dividends or distributions	(7,497)	(396)	2,493	-	(5,400)
Deferred income tax benefit	-	(933)	(140,176)	43	(141,066)
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(5)	-	(675)	-	(680)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(3,602)	-	(3,602)
Sale of foreclosed assets, including write-downs	-	-	566	-	566
Acquisitions of loans held-for-sale	-	-	(112,687)	-	(112,687)
Proceeds from sale of loans held-for-sale	-	-	29,519	-	29,519
Net originations on loans held-for-sale	-	-	(112,975)	-	(112,975)
Net decrease (increase) in:
Trading debt securities	-	-	219,005	(101)	218,904
Equity securities	(739)	-	(385)	-	(1,124)
Accrued income receivable	(187)	-	48,250	189	48,252
Other assets	(847)	44	189,494	849	189,540
Net increase (decrease) in:
Interest payable	-	25	214	(189)	50
Pension and other postretirement benefits obligations	-	-	2,363	-	2,363
Other liabilities	(2,082)	1,006	(179,060)	(958)	(181,094)
Total adjustments	(343,829)	(26,290)	6,726	363,428	35
Net cash provided by (used in) operating activities	27,278	(6,148)	400,142	(50,130)	371,142
Cash flows from investing activities:
Net decrease (increase) in money market investments	35,000	888	(3,371,774)	(35,888)	(3,371,774)
Purchases of investment securities:
Available-for-sale	-	-	(2,767,257)	-	(2,767,257)
Equity	-	-	(11,309)	133	(11,176)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	2,291,230	-	2,291,230
Held-to-maturity	-	-	3,030	-	3,030
Proceeds from sale of investment securities:
Equity	-	-	18,387	-	18,387
Net (disbursements) repayments on loans	(4,040)	-	61,629	4,301	61,890
Acquisition of loan portfolios	-	-	(326,503)	-	(326,503)
Net payments (to) from FDIC under loss-sharing agreements	-	-	(25,012)	-	(25,012)
Return of capital from equity method investments	-	497	1,022	-	1,519
Capital contribution to subsidiary	(10,000)	-	-	10,000	-
Return of capital from wholly-owned subsidiaries	13,000	-	-	(13,000)	-

Acquisition of premises and equipment	(405)	-	(31,285)	-	(31,690)
Proceeds from insurance claims	-	-	720	-	720
Proceeds from sale of:
Premises and equipment and other productive assets	9	-	5,213	-	5,222
Foreclosed assets	-	-	59,497	-	59,497
Net cash provided by (used in) investing activities	33,564	1,385	(4,092,412)	(34,454)	(4,091,917)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	3,899,404	21,629	3,921,033
Assets sold under agreements to repurchase	-	-	(84,010)	-	(84,010)
Other short-term borrowings	-	4,301	(95,008)	(4,301)	(95,008)
Payments of notes payable	-	-	(115,749)	-	(115,749)
Proceeds from issuance of notes payable	-	-	140,000	-	140,000
Proceeds from issuance of common stock	9,007	-	(189)	-	8,818
Dividends paid to parent company	-	-	(50,000)	50,000	-
Dividends paid	(52,617)	-	-	-	(52,617)
Net payments for repurchase of common stock	(267)	-	-	(3)	(270)
Return of capital to parent company	-	-	(13,000)	13,000	-
Capital contribution from parent	-	-	10,000	(10,000)	-
Payments related to tax withholding for share-based compensation	(2,162)	-	-	-	(2,162)
Net cash (used in) provided by financing activities	(46,039)	4,301	3,691,448	70,325	3,720,035
Net increase (decrease) in cash and due from banks, and restricted cash	14,803	(462)	(822)	(14,259)	(740)
Cash and due from banks, and restricted cash at beginning of period	48,120	462	412,225	(48,178)	412,629
Cash and due from banks, and restricted cash at end of period	$62,923	$-	$411,403	$(62,437)	$411,889

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

The Corporation has several investments which it accounts for under the equity method. As of June 30, 2019, the Corporation had a 16.20% interest in EVERTEC, Inc., whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and services many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended June 30, 2019, the Corporation recorded $ 3.6 million in earnings from its investment in EVERTEC, which had a carrying amount of $66 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended June 30, 2019, the Corporation recorded $6.8 million in earnings from its investment in BHD León, which had a carrying amount of $143 million, as of the end of the quarter.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and six months periods ended June 30, 2019 and 2018.

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors “Adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. No adjustments to net income are reflected for the quarter and six months period ended June 30, 2019. Refer to Table 29 for a reconciliation of net income to Adjusted net income for the quarter and six months period ended June 30, 2018.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarters and six month periods ended June 30, 2019 as compared with the same period in 2018, segregated by major categories of interest earning assets and interest-bearing liabilities.

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

Financial highlights for the quarter ended June 30, 2019

•For the quarter ended June 30, 2019, the Corporation recorded net income of $ 171.1 million, compared to net income of $ 279.8 million for the same quarter of the previous year. The results for the second quarter of 2018, included the positive impact to net income of $158.5 million related to the FDIC Termination Agreement, as detailed in Table 29. Excluding the impact of the FDIC Termination Agreement, the adjusted net income for the second quarter of 2018 was $121.3 million. The results for the second quarter of 2019 reflect higher net interest income by $62.2 million mainly due to higher volume of debt securities and higher income from the auto loans portfolio, which increased as result of the acquisition and assumption from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company, of certain assets and liabilities related to their auto finance business in Puerto Rico (the “Reliable Transaction”), discussed in Note 4 to the Consolidated Financial Statements, partially offset by higher interest expense on deposits. The provision for loan losses decreased by $19.9 million mainly in the BPPR segment as a result of improvements in the loss trends in the mortgage portfolio. Non-interest income was lower by $96.5 million mostly driven by the termination of the FDIC Shared-Loss Agreements during the second quarter of 2018. Operating expenses were higher by $25.3 million mainly due to personnel costs reflecting our increase in headcount, higher incentive related compensation and the effect of the Corporation’s profit sharing program.

•Total assets at June 30, 2019 amounted to $50.6 billion, compared to $47.6 billion, at December 31, 2018. The increase of $3.0 billion was mainly due to higher investments in debt securities available-for-sale mostly due to purchases of mortgage-backed securities at BPPR, and a higher loan portfolio balance mostly driven by the growth in the auto loan portfolio.

•Total deposits at June 30, 2019 increased by $2.3 billion when compared to deposits at December 31, 2018, mainly due to an increase in deposits from Puerto Rico public and private sectors at BPPR.

•Capital ratios continued to be strong. As of June 30, 2019, the Corporation’s common equity tier 1 capital ratio was 16.80%, while the total capital ratio was 19.39%. Refer to Table 8 for capital ratios.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2018 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider. Also, refer to Part II, Item 1A - Risk Factors, of this Form 10-Q for additional information.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2019	December 31, 2018	Variance	June 30, 2019	June 30, 2018	Variance
Money market investments	$3,172,116	$4,171,048	$(998,932)	$4,312,815	$6,942,416	$(2,629,601)
Investment securities	17,038,098	13,595,130	3,442,968	14,908,256	11,067,767	3,840,489
Loans	27,059,773	26,559,311	500,462	26,612,951	24,146,632	2,466,319
Earning assets	47,269,987	44,325,489	2,944,498	45,834,022	42,156,815	3,677,207
Total assets	50,617,221	47,604,577	3,012,644	49,203,858	45,557,670	3,646,188
Deposits	42,059,837	39,710,039	2,349,798	41,123,717	37,372,794	3,750,923
Borrowings	1,604,670	1,537,673	66,997	2,301,207	2,001,276	299,931
Stockholders’ equity	5,719,834	5,435,057	284,777	5,605,181	5,329,958	275,223

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2019	2018	Variance	2019	2018	Variance
Net interest income	$476,316	$414,136	$62,180	$947,279	$807,183	$140,096
Provision for loan losses - non-covered loans	40,191	60,054	(19,863)	82,016	129,387	(47,371)
Provision for loan losses - covered loans	-	-	-	-	1,730	(1,730)
Non-interest income	138,326	234,809	(96,483)	274,756	348,306	(73,550)
Operating expenses	363,015	337,668	25,347	710,435	659,670	50,765
Income before income tax	211,436	251,223	(39,787)	429,584	364,702	64,882
Income tax expense (benefit)	40,330	(28,560)	68,890	90,553	(6,405)	96,958
Net income	$171,106	$279,783	$(108,677)	$339,031	$371,107	$(32,076)
Net income applicable to common stock	$170,175	$278,852	$(108,677)	$337,169	$369,245	$(32,076)
Net income per common share – Basic	$1.77	$2.74	$(0.97)	$3.46	$3.63	$(0.17)
Net income per common share – Diluted	$1.76	$2.73	$(0.97)	$3.45	$3.62	$(0.17)
Dividends declared per common share - Basic	$0.30	$0.25	$0.05	$0.60	$0.50	$0.10

		Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information		2019	2018		2019	2018
Common Stock Data
End market price		$54.24	45.21		$54.24	45.21
Book value per common share at period end		58.63	51.22		58.63	51.22
Profitability Ratios
Return on assets		1.38%	2.40%		1.39%	1.64%
Return on common equity		12.31	20.84		12.24	14.10
Net interest spread		3.82	3.58		3.87	3.63
Net interest spread (taxable equivalent) - Non-GAAP		4.21	3.88		4.24	3.93
Net interest margin		4.11	3.81		4.16	3.85
Net interest margin (taxable equivalent) - Non-GAAP		4.50	4.11		4.53	4.15
Capitalization Ratios
Average equity to average assets		11.24%	11.56%		11.39%	11.70%
Common equity Tier 1 capital		16.80	17.47		16.80	17.47
Tier I capital		16.80	17.47		16.80	17.47
Total capital		19.39	20.41		19.39	20.41
Tier 1 leverage		9.75	9.82		9.75	9.82

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

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $476.3 million for the second quarter of 2019, an increase of $62.2 million when compared to $414.1 million for the same quarter of 2018. Taxable equivalent net interest income was $521.6 million for the second quarter of 2019, an increase of $75.6 million when compared to $446.0 million for the same quarter of 2018. The increase in $13.4 million in the taxable equivalent adjustment is directly related to a higher volume of tax-exempt investments acquired in P.R. Net interest margin for the second quarter of 2019 was 4.11%, an increase of 30 basis points when compared to 3.81% for the same quarter of the previous year. Net Interest margin, on a taxable equivalent basis, for the second quarter of 2019 was 4.50%, an increase of 39 basis points when compared to 4.11% for the same quarter of 2018.The increase in net interest margin is mostly related to the deployment of excess liquidity to acquire the Reliable portfolio and the increase of approximately $4.7 billion in investment securities, thereby improving the asset yield. The detailed variances of the increase in net interest income are described below:

Positive variances:

•Higher interest income from investment securities due to a higher volume of U.S. Treasuries and agencies related to recent purchases to deploy liquidity and benefit from the Puerto Rico tax exemption of these assets and higher yield, driven mostly by the interest rate environment; and

•Higher interest income from loans:

•Commercial loans, driven by higher volume of loans mainly in the U.S. portfolio and the commercial loans acquired in the Reliable Transaction. Also improved yields related to the effect on the variable rate portfolio of the above-mentioned rise in interest rates and the origination in a higher interest rate environment and the amortization of the fair value discount of the portfolio acquired;

•Lease portfolio due to improved origination activity at Popular Auto; and

•Higher volume of auto loans mainly due to the Reliable Transaction, including the amortization of the fair value discount of $10.3 million, and improved activity in auto loan financing in Puerto Rico.

Negative variances:

•Lower interest income from money market investments due to the the use of excess liquidity to acquire the Reliable portfolio and investment securities, partially offset by higher yield related to the cumulative impact of the four Federal Reserve interest rate increases that occurred in 2018. The average yield of the money market investments portfolio increased 59 basis points when compared to the same period in 2018, partially offset by lower volume by $4.3 billion, due to, as mentioned above, the acquisition of the Reliable portfolio and investment securities, mostly in Puerto Rico; and

•Higher interest expense on deposits mainly due to higher cost in the U.S. by 42 basis points and 34 basis points in P.R. driven by higher volume through the direct digital channel at Popular Bank and higher cost of P.R. government deposits.

Interest income for the quarter ended June 30, 2019, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $14.3 million or an increase of $9.6 million mainly due to the fair value discount amortization related to the Reliable Transaction.

Due to the Corporation’s current asset sensitive position, the recent drop of 25 bps of the fed funds rate by the Federal Open Market Committee (“FOMC”) on July 31, 2019 and further expectation of lower interest rates will negatively impact our future results. See the Risk Management: Market / Interest Rate Risk section of this MD&A for additional information related to the Corporation’s interest rate risk.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)
Quarters ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2019	2018	Variance	2019	2018	Variance		2019	2018	Variance	Rate	Volume
(In millions)							(In thousands)
$3,759	$8,048	$(4,289)	2.40%	1.81%	0.59%	Money market investments	$22,535	$36,392	$(13,857)	$9,457	$(23,314)
15,835	11,133	4,702	3.29	2.86	0.43	Investment securities	129,852	79,523	50,329	13,421	36,908
70	76	(6)	7.24	7.58	(0.34)	Trading securities	1,265	1,433	(168)	(64)	(104)
						Total money market,
						investment and trading
19,664	19,257	407	3.13	2.44	0.69	securities	153,652	117,348	36,304	22,814	13,490
						Loans:
12,156	11,537	619	6.14	5.94	0.20	Commercial	186,005	170,768	15,237	5,875	9,362
806	918	(112)	6.74	6.28	0.46	Construction	13,544	14,360	(816)	1,014	(1,830)
972	850	122	6.07	5.99	0.08	Leasing	14,758	12,732	2,026	177	1,849
7,113	7,109	4	5.36	5.36	-	Mortgage	95,250	95,194	56	12	44
2,864	2,856	8	11.95	11.52	0.43	Consumer	85,292	82,040	3,252	2,792	460
2,822	949	1,873	9.62	8.55	1.07	Auto	67,722	20,230	47,492	2,842	44,650
26,733	24,219	2,514	6.94	6.54	0.40	Total loans	462,571	395,324	67,247	12,712	54,535
$46,397	$43,476	$2,921	5.32%	4.73%	0.59%	Total earning assets	$616,223	$512,672	$103,551	$35,526	$68,025
						Interest bearing deposits:
$14,953	$12,476	$2,477	1.05%	0.51%	0.54%	NOW and money market [1]	$39,252	$15,748	$23,504	$20,052	$3,452
10,067	9,472	595	0.42	0.33	0.09	Savings	10,452	7,760	2,692	2,058	634
7,827	7,749	78	1.47	1.12	0.35	Time deposits	28,745	21,720	7,025	7,246	(221)
32,847	29,697	3,150	0.96	0.61	0.35	Total deposits	78,449	45,228	33,221	29,356	3,865
242	361	(119)	2.75	1.94	0.81	Short-term borrowings	1,656	1,752	(96)	574	(670)
						Other medium and
1,206	1,601	(395)	4.85	4.94	(0.09)	long-term debt	14,558	19,734	(5,176)	(620)	(4,556)
						Total interest bearing
34,295	31,659	2,636	1.11	0.85	0.26	liabilities	94,663	66,714	27,949	29,310	(1,361)
8,868	8,966	(98)				Demand deposits
3,234	2,851	383				Other sources of funds
$46,397	$43,476	$2,921	0.82%	0.62%	0.20%	Total source of funds	94,663	66,714	27,949	29,310	(1,361)
						Net interest margin/
			4.50%	4.11%	0.39%	income on a taxable equivalent basis (Non-GAAP)	521,560	445,958	75,602	$6,216	$69,386
			4.21%	3.88%	0.33%	Net interest spread
						Taxable equivalent adjustment	45,245	31,822	13,423
						Net interest margin/ income
			4.11%	3.81%	0.30%	non-taxable equivalent basis (GAAP)	$476,315	$414,136	$62,179
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income for the six months period ended June 30, 2019 was $947.3 million, compared to $807.2 million for the same period of 2018. Taxable equivalent net interest income was $1.0 billion for the six months ended June 30, 2019, an increase of $161.1 million when compared to the $871.0 million for the same period of 2018. Net interest margin was 4.16%, an increase of 31 basis points when compared to 3.85% for the same period in 2018. Net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2019 was 4.53%, an increase of 38 basis points when compared to the 4.15% for the same period of 2018. The drivers of the variances in net interest income for the six-month period are similar to the quarterly variances described above:

Positive variances:

•Higher interest income from investment securities mainly due to the acquisition of U.S. Treasuries and agencies, in part to deploy excess liquidity and benefit from the Puerto Rico tax exemption of these assets;

•Higher interest income from commercial loans, driven by higher volumes in the U.S. and loans acquired in the Reliable Transaction; and

•Higher interest income in the auto and lease portfolios in P.R. due to both the loans acquired in 2018 and the organic growth at Popular Auto.

Negative variances:

•Lower interest income from money market investments due to the use of excess liquidity to acquire the Reliable portfolio and investment securities; and

•Increase in deposits cost due to higher volumes to fund the loan growth in the U.S. and the increase in P.R. government deposits.

Interest income for the six months ended June 30, 2019, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $30.5 million income, compared with $8.0 million income for the same period in 2018. The increase is driven by $22.8 million of fair value discount amortization related to the Reliable Transaction.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Six months ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2019	2018	Variance	2019	2018	Variance		2019	2018	Variance	Rate	Volume
(In millions)							(In thousands)
$4,313	$6,942	$(2,629)	2.42%	1.70%	0.72%	Money market investments	$51,755	$58,677	$(6,922)	$19,730	$(26,652)
14,840	10,990	3,850	3.26	2.88	0.38	Investment securities	240,662	158,065	82,597	24,908	57,689
68	78	(10)	7.62	7.38	0.24	Trading securities	2,554	2,834	(280)	86	(366)
						Total money market,
						investment and trading
19,221	18,010	1,211	3.09	2.45	0.64	securities	294,971	219,576	75,395	44,724	30,671
						Loans:
12,110	11,503	607	6.14	5.91	0.23	Commercial	368,742	337,078	31,664	13,479	18,185
806	911	(105)	6.79	6.18	0.61	Construction	27,168	27,931	(763)	2,625	(3,388)
958	835	123	6.07	5.99	0.08	Leasing	29,089	25,009	4,080	349	3,731
7,124	7,091	33	5.35	5.32	0.03	Mortgage	190,418	188,601	1,817	968	849
2,839	2,871	(32)	11.94	11.27	0.67	Consumer	168,073	160,392	7,681	8,855	(1,174)
2,776	935	1,841	9.83	8.45	1.38	Auto	135,305	39,187	96,118	7,396	88,722
26,613	24,146	2,467	6.95	6.48	0.47	Total loans	918,795	778,198	140,597	33,672	106,925
$45,834	$42,156	$3,678	5.33%	4.76%	0.57%	Total earning assets	$1,213,766	$997,774	$215,992	$78,396	$137,596
						Interest bearing deposits:
$14,504	$11,838	$2,666	1.02%	0.46%	0.56%	NOW and money market [1]	$73,028	$27,245	$45,783	$38,383	$7,400
9,958	9,110	848	0.41	0.29	0.12	Savings	20,361	12,962	7,399	5,535	1,864
7,752	7,723	29	1.45	1.14	0.31	Time deposits	55,886	43,709	12,177	12,877	(700)
32,214	28,671	3,543	0.93	0.59	0.34	Total deposits	149,275	83,916	65,359	56,795	8,564
245	421	(176)	2.68	1.80	0.88	Short-term borrowings	3,256	3,765	(509)	1,417	(1,926)
						Other medium and
1,213	1,580	(367)	4.82	4.97	(0.15)	long-term debt	29,138	39,064	(9,926)	(1,901)	(8,025)
						Total interest bearing
33,672	30,672	3,000	1.09	0.83	0.26	liabilities	181,669	126,745	54,924	56,311	(1,387)
8,910	8,702	208				Demand deposits
3,252	2,782	470				Other sources of funds
$45,834	$42,156	$3,678	0.80%	0.61%	0.19%	Total source of funds	181,669	126,745	54,924	56,311	(1,387)
			4.53%	4.15%	0.38%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,032,097	871,029	161,068	$22,085	$138,983
			4.24%	3.93%	0.31%	Net interest spread
						Taxable equivalent adjustment	84,818	63,846	20,972
			4.16%	3.85%	0.31%	Net interest margin/ income	$947,279	$807,183	$140,096
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

The Corporation’s provision for loan losses was $40.2 million for the quarter ended June 30, 2019, compared to $60.1 million for the quarter ended June 30, 2018, a decrease of $19.9 million, mostly related to the BPPR segment.

The provision for loan losses for the BPPR segment was $29.0 million for the quarter ended June 30, 2019, compared to $44.4 million for the quarter ended June 30, 2018, a decrease of $15.4 million The decrease in the provision was mostly due to improvements in the loss trends of the mortgage portfolio.

The Popular U.S. segment continued to reflect strong growth and favorable credit quality metrics. The provision for loan losses for this segment amounted to $11.2 million for the quarter ended June 30, 2019, compared to $15.6 million for the same quarter in 2018.

The Corporation’s total provision for loan losses was $82.0 million for the six months ended June 30, 2019, compared to $131.1 million for the six months ended June 30, 2018, a decrease of $49.1 million.

The provision for loan losses for the BPPR segment totaled $60.4 million for the six months ended June 30, 2019, compared to $102.9 million for the same period in 2018, a decrease of $42.5 million. The decrease in the provision for the six months ended June 30, 2019 was mainly due to incremental reserves for two large commercial borrowers in the same period in 2018, coupled with the above-mentioned improvement in the mortgage portfolio.

The provision for loan losses for the Popular U.S. segment amounted to $21.6 million for the six months ended June 30, 2019, compared to $28.3 million for the same period in 2018, a decrease of $6.7 million, mostly related to lower charge-offs from the taxi medallion portfolio.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

Non-interest income amounted to $138.3 million for the quarter ended June 30, 2019, compared to $234.8 million for the same quarter of the previous year. Excluding the variance resulting from the FDIC loss share income of $102.8 million recognized as a result of the termination of the FDIC Shared-Loss Agreements in May 2018, discussed in Note 10, non-interest income increased by $6.3 million primarily driven by:

•higher service charges on deposit accounts by $2.5 million due to higher fees on transactional cash management services at BPPR;

•higher other service fees by $11.2 million mainly due to higher credit card fees by $2.1 million as a result of higher interchange transactional volumes, higher insurance fees by $4.2 million mainly due to $3.5 million in contingent commissions received during the second quarter of 2019, and higher other fees by $3.4 million mainly due to retail auto loan servicing fee income resulting from the servicing agreement entered into in connection with the Reliable Transaction, as discussed in Note 4;

•favorable variance in adjustments to indemnity reserves of $2.4 million due to the release of a $4.4 million reserve established in connection with a 2013 transaction, partially offset by higher provision related to other loans previously sold with credit recourse at BPPR; and

•higher other operating income by $1.4 million mainly due to $1.8 million in other income related to recoveries of previously charged-off loans from the portfolio acquired as part of the Reliable Transaction and higher net earnings from the portfolio of investments under the equity method by $0.8 million, partially offset by lower modification fees received from FNMA;

Partially offset by:

•lower income from mortgage banking activities by $11.8 million mainly due to higher unfavorable fair value adjustments on mortgage servicing rights driven in part by an increase in estimated prepayments and lower earnings rate due to lower interest rates as well as the combined effect of an improvement in early delinquency composition of the serviced portfolio resulting in lower late fees and delays in foreclosure activity.

Non-interest income amounted to $274.8 million for the six months ended June 30, 2019, compared to $348.3 million for the same period of the previous year. Excluding the unfavorable variance on the FDIC loss share income of $94.7 million, non-interest income increased by $21.2 million primarily driven by:

•higher service charges on deposit accounts by $4.8 million due to higher fees on transactional cash management services at BPPR;

•higher other service fees by $14.9 million mainly due to higher credit card fees by $2.7 million as a result of higher interchange transactional volumes, higher insurance fees by $4.4 million mainly due to $3.5 million in contingent commissions received during the second quarter of 2019, and higher other fees by $7.2 million mainly due to retail auto loan servicing fee income;

•favorable variance in adjustments to indemnity reserves of $5.2 million due to the aforementioned reserve release of $4.4 million and lower provision related to other loans previously sold with credit recourse at BPPR; and

•higher other operating income by $7.1 million mainly due to $3.4 million in other income related to recoveries of previously charged-off loans from the portfolio acquired as part of the Reliable Transaction and higher net earnings from the portfolio of investments under the equity method by $3.0 million;

Partially offset by:

•lower income from mortgage banking activities by $14.0 million mainly due to higher unfavorable fair value adjustments on mortgage servicing rights as previously indicated.

Operating Expenses

Operating expenses amounted to $363.0 million for the quarter ended June 30, 2019, an increase of $25.3 million when compared with the same quarter of 2018, driven primarily by:

•Higher personnel cost by $17.2 million, largely impacted by a higher headcount mainly due to the Reliable Transaction, reflecting higher salaries by $8.2 million, higher commission, incentives and other bonuses by $2.6 million and higher other personnel cost by $5.3 million, which includes the impact of the increase in profit-sharing plan accrual of $3.3 million;

•Higher equipment expenses by $3.5 million due to higher technology initiatives, software and maintenance expenses;

•Higher business promotions by $2.3 million due to higher seasonal advertising cost, expenses associated with the transition of the Reliable brand and higher customer reward program expense; and

•Higher other operating expenses by $5.2 million due to higher pension plan costs by $3.5 million and higher provision for unused commitments by $2.2 million.

These increases were partially offset by:

•Lower OREO expenses by $5.7 million due to higher gains on sale of mortgage properties at BPPR by $3.5 million and lower write-downs on valuation of mortgage properties by $2.6 million.

Operating expenses amounted to $710.4 million for the six months ended June 30, 2019, increased by $50.8 million when compared with the same period of 2018, driven primarily by:

•Higher personnel cost by $34.4 million, largely impacted by a higher headcount mainly due to the Reliable Transaction, due to higher salaries by $14.2 million, higher commission, incentives and other bonuses by $7.1 million and higher other personnel cost by $12.3 million, which includes the impact of the increase in profit-sharing plan accrual of $6.9 million;

•Higher equipment expenses by $6.0 million due to higher technology initiatives, software and maintenance expenses;

•Higher professional fees by $5.8 million due to higher programing, processing and other technology by $15.4 million, partially offset by lower legal fees by $2.7 million and lower professional and advisory expenses as a result of $8.1 million associated with the Termination Agreement with the FDIC during 2018;

•Higher business promotions by $5.0 million due to higher advertising cost, expenses associated with the transition of the Reliable brand and higher customer reward program expense; and

•Higher other operating expenses by $7.8 million mostly due to higher pension plan costs by $7.0 million, higher credit and debit card processing expenses by $3.9 million as a result of incentive received during 2018 from exceeding volume targets, higher provision for unused commitments by $1.4 million and $1.3 million related to post-retirement healthcare benefits, partially offset by lower operational losses by $9.3 million.

These increases were partially offset by:

•Lower FDIC deposit insurance by $3.8 million due to the termination of the temporary surcharge assessed by the FDIC to raise its Reserve Ratio; and

•Lower OREO expenses by $9.2 million due to higher gains by $5.6 million mainly on sale on mortgage properties and lower write-downs on valuation of mortgage properties by $3.7 million.

Table 4 - Operating Expenses
	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Personnel costs:
Salaries	$86,161	$78,008	$8,153	$170,611	$156,405	$14,206
Commissions, incentives and other bonuses	22,636	20,004	2,632	48,397	41,320	7,077
Pension, postretirement and medical insurance	10,406	9,363	1,043	20,167	19,292	875
Other personnel costs, including payroll taxes	22,296	16,957	5,339	45,441	33,167	12,274
Total personnel costs	141,499	124,332	17,167	284,616	250,184	34,432
Net occupancy expenses	23,299	22,425	874	46,836	45,227	1,609
Equipment expenses	21,323	17,775	3,548	41,028	34,981	6,047
Other taxes	12,577	10,876	1,701	24,239	21,778	2,461
Professional fees:
Collections, appraisals and other credit related fees	4,741	4,228	513	8,465	7,286	1,179
Programming, processing and other technology services	61,033	54,547	6,486	121,211	105,852	15,359
Legal fees, excluding collections	4,446	4,907	(461)	7,935	10,670	(2,735)
Other professional fees	25,028	30,221	(5,193)	45,103	53,080	(7,977)
Total professional fees	95,248	93,903	1,345	182,714	176,888	5,826
Communications	5,955	5,382	573	11,804	11,288	516
Business promotion	19,119	16,778	2,341	33,793	28,787	5,006
FDIC deposit insurance	5,278	7,004	(1,726)	10,084	13,924	(3,840)
Other real estate owned (OREO) expenses	1,237	6,947	(5,710)	3,914	13,078	(9,164)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	9,900	9,635	265	18,123	14,243	3,880
Operational losses	4,778	9,001	(4,223)	9,666	18,925	(9,259)
All other	20,431	11,286	9,145	38,935	25,718	13,217
Total other operating expenses	35,109	29,922	5,187	66,724	58,886	7,838
Amortization of intangibles	2,371	2,324	47	4,683	4,649	34
Total operating expenses	$363,015	$337,668	$25,347	$710,435	$659,670	$50,765

INCOME TAXES

For the quarter ended June 30, 2019, the Corporation recorded income tax expense of $40.3 million, compared to an income tax benefit of $28.6 million for the same quarter of the previous year. The increase in income tax expense was primarily due to an income tax benefit of $108.9 million recognized during the second quarter of 2018 related to the Tax Closing Agreement entered into in connection with the FDIC Transaction, net of an income tax expense of $45.0 million from the gain resulting from the Termination Agreement with the FDIC.

For the six months period ended June 30, 2019 income tax expense amounted to $90.6 million, compared to an income tax benefit of $6.4 million for the same period of 2018. The increase in income tax expense is mainly due to the impact of the Tax Closing Agreement entered into in connection with the FDIC transaction during 2018, as explained above.

Effective for taxable years beginning after December 31,2018, Act No. 257 of 2018, which amended the Puerto Rico Internal Revenue Code reduce the Puerto Rico income tax rate from 39% to 37.5%.

At June 30, 2019, the Corporation had a DTA amounting to $0.9 billion, net of a valuation allowance of $0.5 billion. The DTA related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net income of $3.3 million for the quarter ended June 30, 2019, compared with a net loss of $17.7 million for the same quarter of the previous year. The change was mostly driven by lower operating expenses by $24.6 million due to the corporate expense allocations to its subsidiaries as a result of the change in the segment reporting measurement discussed above. The Corporate group also recorded lower net interest expense by $4.3 million due to the repayment in 2018 of the $450 million, 7% Senior Notes due on 2019, net of the issuance of $300 million, 6.125% Senior Notes due on 2023, during the third quarter of 2018. For the six months ended June 30, 2019, the Corporate group reported a net income of $2.0 million, compared to a net loss of $36.2 million. The favorable variance is mainly due to lower operating expenses by $44.3 million, due to the change in segment reporting, and lower interest expense by $9.2 million due to the aforementioned changes in notes payable.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $157.5 million for the quarter ended June 30, 2019, compared with net income of $285.2 million for the same quarter of the previous year. Excluding the positive adjustments, net of tax, of $158.5 million resulting from the FDIC Termination Agreement in May 2018, discussed in Note 10 and detailed in Table 29, the net income for the BPPR segment increased by $30.8 million when compared to the same quarter of the previous year. The principal factors that contributed to the variance in the financial results include the following:

•Higher net interest income by $58.8 million due to:

•higher income from auto loans by $47.5 million mainly related to the portfolio acquired from Reliable, including the amortization of the fair value discount of $10.3 million, and the sustained growth of the auto loan portfolio in P.R.;

•higher income from commercial loans by $10.0 million, mainly related to the portfolio acquired from Reliable and variable rate loans due to the increase in interest rates;

•higher income from consumer loans by $2.8 million mainly related to higher volume and yields on the personal loans portfolio;

•higher income from the lease portfolio by $2.0 million due to improved origination activity at Popular Auto; and

•higher interest income from investments in debt securities by $36.4 million driven by higher volume and yields of U.S. Treasuries and mortgage backed securities;

Partially offset by:

•lower income from money market investments by $12.9 million due to the deployment to acquire investment securities; and

•higher cost of deposits by $26.6 million driven by the increase in average balances and higher cost of deposits, particularly from the public sector.

The net interest margin for the quarter ended June 30, 2019 was 4.37% compared to 4.07% for the same period in the previous year. The increase in net interest margin is driven by earning assets mix due to the deployment of excess liquidity to acquire the Reliable portfolio and the purchase of investment securities.

•The total provision expense for the second quarter of 2019 was $28.8 million, compared to $44.4 million for the same quarter of the previous year. The decrease was mainly due to the improvements in the loss trends of the mortgage portfolio.

•Non-interest income was lower by $96.8 million. Excluding the variance on the FDIC loss share income of $102.8 million, due to the termination of the FDIC Shared-Loss Agreements discussed in Note 10, non-interest income increased by $6.0 million. Significant variances were as follows:

•Higher service charges on deposit accounts by $2.3 million due to due to higher fees on transactional cash management services;

•higher other service fees by $11.8 million mainly due to retail auto loan servicing fee income resulting from the servicing agreement entered into in connection with the Reliable Transaction, higher credit card fees and higher contingent insurance commissions; and

•positive variance in adjustments to indemnity reserves of $2.4 million due to the release of a $4.4 million reserve established in connection with a 2013 transaction, offset by higher provision related to other loans previously sold with credit recourse; partially offset by:

•lower income from mortgage banking activities by $11.8 million, mainly due to an unfavorable variance in the fair value of the mortgage servicing rights.

•Higher operating expenses by $44.4 million due to:

•higher personnel costs by $11.2 million, due to a higher headcount mainly due to the Reliable Transaction, higher incentives and the impact of the profit sharing plan;

•higher equipment expenses by $3.3 million due to higher technology initiatives, software and maintenance expenses;

•higher professional services expenses by $3.1 million, mainly due to programming, processing and other technology services, partially offset by lower legal and consulting fees related to the FDIC Termination Agreement in 2018; and

•higher other operating expenses by $30.6 million due to pension plan costs, higher provision for unused commitments and the variance of $23.5 million due to the change in segment reporting described above; partially offset by:

•lower FDIC deposit insurance expense by $2.4 million due to the termination of the temporary surcharge assessed by the FDIC to raise its Reserve Ratio; and

•lower OREO expenses by $5.8 million due to higher gains on sales and lower write-downs on the valuation of mortgage properties.

•Higher income tax expense by $60.9 million mainly due to the net tax benefit of $63.9 million recorded in 2018 in connection with the FDIC Termination Agreements, as discussed in Note 32 to the Consolidated Financial Statements.

For the BPPR segment, net income for the six months ended June 30, 2019 amounted to $314.2 million, compared with net income of $376.5 million for the same period of the previous year. Excluding the positive adjustments, net of tax, of $158.5 million resulting from the FDIC Termination Agreement discussed above, the net income for the BPPR segment increased by $96.2 million when compared to the same period of the previous year. The principal factors that contributed to the variance in the financial results include the following:

•Higher net interest income by $133.9 million due to:

•higher income from commercial loans by $21.6 million, mainly related to the portfolio acquired from Reliable and variable rate loans due to the increase in interest rates;

•higher income from the consumer loans portfolio by $7.8 million due to higher volume and yields from personal loans and higher yields from credit cards;

•higher income from the lease portfolio by $4.1 million due to improved origination activity at Popular Auto;

•higher income from auto loans by $96.1 million mainly related to the portfolio acquired from Reliable, including the amortization of the fair value discount of $22.0 million, and the sustained growth of the auto loan portfolio in P.R.; and

•higher interest income from investments in debt securities by $61.0 million driven by higher volume and yields of U.S. Treasuries and mortgage backed securities;

Partially offset by:

•lower income from money market investments by $6.5 million due to the deployment to acquire investment securities; and

•higher cost of deposits by $51.5 million driven by the increase in average balances and higher cost of deposits, particularly from the public sector.

The net interest margin for the six months ended June 30, 2019 was 4.43% compared to 4.11% for the same period in the previous year. The increase in net interest margin is driven by earning assets mix due to the deployment of excess liquidity to acquire the Reliable portfolio and the purchase of investment securities.

•The total provision expense for the six months ended June 30, 2019 was $60.2 million, compared to $102.9 million for the same period of the previous year. The decrease was mainly due to incremental reserves for two large commercial borrowers in 2018, coupled with the improvements in the loss trends of the mortgage portfolio, mentioned above.

•Non-interest income of $244.2 million was lower by $72.7 million, compared to 2018. Excluding the variance on the FDIC loss share income of $94.7 million, due to the termination of the FDIC Shared-Loss Agreements discussed in Note 10, non-interest income increased by $22.0 million. Significant variances were as follows:

•Higher service charges on deposit accounts by $4.1 million due to higher fees on transactional cash management services;

•higher other service fees by $15.2 million mainly due to retail auto loan servicing fees received, higher credit card fees and higher contingent insurance commissions;

•positive variance in adjustments to indemnity reserves of $5.2 million due to the $4.4 million reserve release discussed above; and

•higher other operating income by $10.2 million due mainly to $3.4 million in other income related to recoveries of previously charged-off loans from the portfolio acquired as part of the Reliable Transaction and higher net earnings from the portfolio of investments under the equity method by $6.3 million;

Partially offset by:

•lower income from mortgage banking activities by $14.0 million, due to the unfavorable variance in the fair value of the mortgage servicing rights.

•Higher operating expenses by $85.9 million due to:

•higher personnel costs by $22.7 million, due to a higher headcount mainly due to the Reliable Transaction, higher incentives and the impact of the profit sharing plan;

•higher equipment expenses by $5.8 million due to higher technology initiatives, software and maintenance expenses;

•higher professional services expenses by $8.5 million due to programming, processing and other technology expenses, partially offset by lower legal, consulting and advisory fees, including those related to the FDIC Termination Agreement in 2018;

•higher business promotion expenses by $5.2 million due to advertising costs and customer rewards program expense; and

•higher other operating expenses by $54.1 million due to higher pension plan costs, higher credit and debit card processing expenses as a result of a volume incentive received during 2018 and the variance of $43.8 million due to the change in segment reporting described above; partially offset by:

•lower FDIC deposit insurance expense by $4.8 million due to the termination of the temporary surcharge assessed by the FDIC to raise its Reserve Ratio; and

•lower OREO expenses by $8.6 million due to higher gains on sales and lower write-downs on the valuation of mortgage properties.

•Higher income tax expense by $80.5 million mainly due to higher taxable income and the net tax benefit of $63.9 million recorded in 2018 in connection with the FDIC Termination Agreements, as discussed above.

Popular U.S.

For the quarter ended June 30, 2019, the reportable segment of Popular U.S. reported a net income of $10.9 million, compared with a net income of $12.6 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•Lower net interest income by $0.8 million due to higher interest expense on deposits, mainly from the digital deposit channel, partially offset by higher interest income from commercial loans due to continued loan growth. For the second quarter of 2019, the net interest margin for the Popular U.S. segment was 3.43%, compared to 3.47% for the same period of the previous year.

•Lower provision for loan losses by $4.4 million; and

•Higher operating expenses by $5.8 million mainly due to higher personnel costs by $4.2 million driven by higher salaries and incentives, including the impact of the profit sharing plan.

For the six months ended June 30, 2019, the reportable segment of Popular U.S. reported a net income of $23.1 million, compared with a net income of $30.7 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:

•Lower net interest income by $3.0 million due to higher interest expense on deposits, offset by higher interest income from commercial loans, as discussed above. For the six months ended June 30, 2019, the net interest margin for the Popular U.S. segment was 3.41%, compared to 3.53% for the same period of the previous year.

•Lower provision for loan losses by $6.7 million;

•Higher operating expenses by $9.2 million mainly due to higher personnel costs by $6.6 million due to the factors mentioned above and higher other operating expenses due to the change in reportable segments discussed above; and

•Income tax unfavorable variance of $4.0 million due mainly to higher taxable income.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $50.6 billion at June 30, 2019, compared to $47.6 billion at December 31, 2018. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $3.2 billion at June 30, 2019, compared to $4.2 billion at December 31, 2018. The decrease was mainly due to the deployment of liquidity to purchase debt securities available-for-sale.

Debt securities available-for-sale increased by $3.4 billion to $16.7 billion at June 30, 2019. The increase was mainly due to the purchases of mortgage-backed securities and U.S. Treasury securities at BPPR, partially offset by maturities and paydowns. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $0.5 billion to $ 27.0 billion at June 30, 2019 mainly driven by growth of auto loans and leases at the BPPR segment coupled with an increase of commercial loans at PB.

Table 5 - Loans Ending Balances
(In thousands)	June 30, 2019	December 31, 2018	Variance
Loans held-in-portfolio:
Commercial	$12,216,603	$12,043,019	$173,584
Construction	825,419	779,449	45,970
Legacy[1]	23,893	25,949	(2,056)
Lease financing	991,546	934,773	56,773
Mortgage	7,198,959	7,235,258	(36,299)
Auto	2,796,403	2,608,785	187,618
Consumer	2,952,922	2,880,656	72,266
Total loans held-in-portfolio	27,005,745	26,507,889	497,856
Loans held-for-sale:
Mortgage	54,028	51,422	2,606
Total loans held-for-sale	54,028	51,422	2,606
Total loans	$27,059,773	$26,559,311	$500,462

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Other assets

Other assets increased by $0.1 billion mainly due to the recognition of right-of-use assets as a result of the implementation of the new lease accounting standard, as discussed in Note 3, which required balance sheet recognition of operating lease contracts. Refer to Note 14 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018.

Liabilities

The Corporation’s total liabilities were $44.9 billion at June 30, 2019, compared to $42.2 billion at December 31, 2018.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2019 and December 31, 2018 is included in Table 6.

Table 6 - Financing to Total Assets
	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2019	2018	from 2018 to 2019	2019	2018
Non-interest bearing deposits	$8,955	$9,149	(2.1)%	17.7%	19.2%
Interest-bearing core deposits	27,968	25,714	8.8	55.3	54.0
Other interest-bearing deposits	5,137	4,847	6.0	10.1	10.2
Repurchase agreements	233	282	(17.4)	0.5	0.6
Other short-term borrowings	160	-	N.M.	0.3	-
Notes payable	1,211	1,256	(3.6)	2.4	2.7
Other liabilities	1,233	922	33.7	2.4	1.9
Stockholders’ equity	5,720	5,435	5.2	11.3	11.4
N.M. - Not meaningful.

Deposits

The Corporation’s deposits totaled $42.1 billion at June 30, 2019, compared to $39.7 billion at December 31, 2018. The deposits increase of $2.4 billion was mainly due to an increase of $2.0 billion in Puerto Rico public sector deposits at BPPR. Refer to Table 7 for a breakdown of the Corporation’s deposits at June 30, 2019 and December 31, 2018.

Table 7 - Deposits Ending Balances
(In thousands)	June 30, 2019	December 31, 2018	Variance
Demand deposits [1]	$17,750,676	$16,077,023	$1,673,653
Savings, NOW and money market deposits (non-brokered)	16,011,646	15,616,247	395,399
Savings, NOW and money market deposits (brokered)	384,251	400,004	(15,753)
Time deposits (non-brokered)	7,816,939	7,500,544	316,395
Time deposits (brokered CDs)	96,325	116,221	(19,896)
Total deposits	$42,059,837	$39,710,039	$2,349,798
[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $1.6 billion at June 30, 2019, an increase of $0.1 billion from December 31, 2018, mainly due to an increase of $0.2 billion in other short-term borrowings due to Federal Home Loan Bank advances at PB, partially offset by a decrease in repurchase agreements. Refer to Note 17 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities amounted to $1.2 billion at June 30, 2019, an increase of $0.3 billion when compared to December 31, 2018, mainly due to the recognition of operating lease liabilities, as discussed above, and unsettled purchases of securities transactions, partially offset by a decrease in the liability for rebooked GNMA loans sold with an option to repurchase.

Stockholders’ Equity

Stockholders’ equity totaled $5.7 billion at June 30, 2019, an increase of $0.3 billion, principally due to the net income of $0.3 billion for the six months ended June 30, 2019 and higher unrealized gains on debt securities available-for-sale by $0.2 billion, offset by the impact of the $250 million accelerated share repurchase transaction and declared dividends of $58.0 million on common and $1.9 million in dividends on preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2019, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2019 and December 31, 2018, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Table 8 - Capital Adequacy Data

(Dollars in thousands)	June 30, 2019	December 31, 2018
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,669,674	$5,384,897
AOCI related adjustments due to opt-out election	138,835	378,038
Goodwill, net of associated deferred tax liability (DTL)	(592,622)	(596,695)
Intangible assets, net of associated DTLs	(23,878)	(26,833)
Deferred tax assets and other deductions	(437,537)	(507,896)
Common equity tier 1 capital	$4,754,472	$4,631,511
Additional tier 1 capital:
Preferred stock	50,160	50,160
Other additional tier 1 capital deductions	(50,160)	(50,160)
Additional tier 1 capital	$-	$-
Tier 1 capital	$4,754,472	$4,631,511
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	358,791	348,951
Tier 2 capital	$732,528	$722,688
Total risk-based capital	$5,487,000	$5,354,199
Minimum total capital requirement to be well capitalized	$2,829,859	$2,740,372
Excess total capital over minimum well capitalized	$2,657,141	$2,613,827
Total risk-weighted assets	$28,298,589	$27,403,718
Total assets for leverage ratio	$48,786,337	$46,876,424
Risk-based capital ratios:
Common equity tier 1 capital	16.80%	16.90%
Tier 1 capital	16.80	16.90
Total capital	19.39	19.54
Tier 1 leverage	9.75	9.88

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2019, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, total capital ratio, and leverage ratio as of June 30, 2019 as compared to December 31, 2018 was mainly attributed to higher risk weighted assets driven by the growth in auto loans and leases, the recognition of right-of-use assets as a result of the implementation of the new lease accounting standard, and higher available-for-sale debt securities. Also contributing to the decrease in capital ratios is the accelerated share repurchase transaction of $250 million completed on the first quarter of 2019, partially offset by the six months period earnings.

Simplifications to the Capital Rule Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996

On July 9, 2019, the federal banking regulatory agencies issued a final rule that simplified several requirements in the agencies' regulatory capital rules. These rules, effective on April 1, 2020, simplify the regulatory capital requirement for mortgage servicing assets (MSAs), deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions by raising the CET1 deduction threshold from 10% to 25%. The 15% CET 1 deduction threshold which applies to aggregate amount of such items would be eliminated. The rule also requires, among other changes, increasing from 100% to 250% the risk weight to MSAs and temporary difference DTAs not deducted from capital. For investments in the capital of unconsolidated financial institutions, the risk weight would be based on the exposure category of the investment. As a result of these rules, the Corporation’s risk-based capital ratios are expected to decrease driven by the change in risk weighting. On a pro forma basis as of June 30, 2019, the impact would have been a reduction of approximately 55 bps.

Non-GAAP financial measures

The tangible common equity ratio, tangible assets and tangible book value per common share, which are presented in the table that follows, are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders' equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2019, and December 31, 2018.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2019	December 31, 2018
Total stockholders’ equity	$5,719,834	$5,435,057
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(23,878)	(26,833)
Total tangible common equity	$4,974,674	$4,686,942
Total assets	$50,617,221	$47,604,577
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(23,878)	(26,833)
Total tangible assets	$49,922,221	$46,906,622
Tangible common equity to tangible assets	9.96%	9.99%
Common shares outstanding at end of period	96,703,351	99,942,845
Tangible book value per common share	$51.44	$46.90

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2019, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $361 million at June 30, 2019 of which approximately 41% mature in 2019, 31% in 2020, 13% in 2021 and 15% thereafter.

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

Table 10 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2019.

Table 10 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2019	Years 2020 - 2021	Years 2022 - 2023	Years 2024 - thereafter	Total
Commitments to extend credit	$5,961,886	$1,271,304	$154,363	$121,639	$7,509,192
Commercial letters of credit	1,852	-	-	-	1,852
Standby letters of credit	15,743	63,203	-	-	78,946
Commitments to originate or fund mortgage loans	18,991	8,332	-	-	27,323
Total	$5,998,472	$1,342,839	$154,363	$121,639	$7,617,313

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are securities in the debt securities portfolio classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $16.7 billion as of June 30, 2019. Other assets subject to market risk include loans held-for-sale, which amounted to $54 million, mortgage servicing rights (“MSRs”) which amounted to $153 million and securities classified as “trading”, which amounted to $36 million, as of June 30, 2019.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at June 30, 2019 and December 31, 2018, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11 - Net Interest Income Sensitivity (One Year Projection)
	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$120,997	6.36%	$151,871	8.12%
+200 basis points	61,201	3.21	76,479	4.09
+100 basis points	31,546	1.66	39,234	2.10
-100 basis points	(18,893)	(0.99)	(26,305)	(1.41)
-200 basis points	(138,467)	(7.27)	(145,819)	(7.80)

At June 30, 2019, the simulations showed that the Corporation maintains an asset-sensitive position. This is primarily due to (i) a high level of money market and short-term investments that are highly sensitive to changes in interest rates, (ii) approximately 30% of the Corporation’s loan portfolio was comprised of variable rate loans, and (iii) low elasticity of the Corporation’s core deposit base. The asset sensitive position is more asymmetric in the more extreme -200 basis point scenario, as the Company does not expect it could lower deposit costs below zero. Due to the Corporation’s current asset sensitive position as detailed above, the recent drop of 25 bps of the fed funds rate by the FOMC and further expectation of lower interest rates will negatively impact our future results. However, other factors like balance sheet size, asset mix and the shape of the yield curve will also impact these results.

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

At June 30, 2019, the Corporation held trading securities with a fair value of $36 million, representing approximately 0.1% of the Corporation’s total assets, compared with $38 million and 0.1%, respectively, at December 31, 2018. As shown in Table 12, the trading portfolio consists principally of mortgage-backed securities which at June 30, 2019 were investment grade securities. As of June 30, 2019, the trading portfolio also included $3 million in U.S. Treasury securities and $0.1 million in Puerto Rico government obligations ($6 million and $0.1 million as of December 31, 2018, respectively). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $422 thousand for the quarter ended June 30, 2019 and a net trading account gain of $21 thousand for the quarter ended June 30, 2018.

Table 12 - Trading Portfolio
	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$28,041	5.37%	$27,257	5.49%
U.S. Treasury securities	3,281	1.36	6,278	2.13
Collateralized mortgage obligations	698	5.74	659	5.62
Puerto Rico government obligations	133	0.62	134	0.26
Interest-only strips	468	12.05	484	12.05
Other	3,002	3.38	2,975	3.54
Total	$35,623	4.91%	$37,787	4.85%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.2 million for the last week in June 2019. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 83% of the Corporation’s total assets at June 30, 2019 and 83% at December 31, 2018. The ratio of total ending loans to deposits was 64% at June 30, 2019, compared to 67% at December 31, 2018. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.6 billion at June 30, 2019 (December 31, 2018 - $1.5 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 17 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 36.9 billion, or 88% of total deposits, at June 30, 2019, compared with $34.9 billion, or 88% of total deposits, at December 31, 2018. Core deposits financed 78% of the Corporation’s earning assets at June 30, 2019, compared with 79% at December 31, 2018.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at June 30, 2019 is presented in the table that follows:

Table 13 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,086,400
3 to 6 months	357,789
6 to 12 months	640,843
Over 12 months	1,587,597
Total	$4,672,629

The Corporation had $ 0.5 billion in brokered deposits at June 30, 2019 and December 31, 2018, which financed approximately 1%, of its total assets. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

At June 30, 2019, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHC’s amounted to $680 million at June 30, 2019 and $679 million at December 31, 2018.

The contractual maturities of the BHC’s notes payable at June 30, 2019 are presented in Table 14.

Table 14 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$294,673
Later years	384,889
Total	$679,562

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Non-banking subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injection and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings from their holding companies, BPPR or PB. On July 1, 2019, Popular Securities received a capital contribution amounting to $4 million from Popular, Inc.

Dividends

During the six months ended June 30, 2019, the Corporation declared quarterly dividends on its outstanding common stock of $0.30 per share, for a year to date total of $58.0 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $1.9 million. During the six months ended June 30, 2019, the BHC’s received dividends amounting to $250 million from BPPR, $5 million in dividends from its non-banking subsidiaries and $2 million in dividends from EVERTEC’s parent company.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government investment securities, sponsored U.S. agency securities, government sponsored mortgage-backed securities, and collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities, amounted to $5.1 billion at June 30, 2019 and $4.3 billion at December 31, 2018. A substantial portion of these debt securities could be used to raise financing quickly in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at June 30, 2019 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $71 million at June 30, 2019. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006, and the Commonwealth’s gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in May 3, 2019, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3% and 4.7%, respectively. The Planning Board’s report also projects that real GNP will increase approximately 2% and 3.6% in fiscal years 2019 and 2020, respectively, in part due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. For information regarding the economic projections of the 2019 Commonwealth Fiscal Plan, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Recent Political Developments

In June 2019, two former senior Puerto Rico government officials were indicted by federal law enforcement agencies on fraud and other charges. This and other recent scandals involving Puerto Rico Governor, Ricardo Rosselló Nevares, and other senior government officials led to massive protests and, ultimately, to Mr. Rosselló’s resignation, which became effective on August 2, 2019. Mr. Pedro Pierluisi, a former Resident Commissioner of Puerto Rico in the U.S. Congress was nominated by former Governor Rosselló on July 31, 2019 to serve as the Puerto Rico Secretary of State (who under the Puerto Rico Constitution is first in line to succeed the Governor in the event of a vacancy) and was sworn in as Governor after Mr. Rosselló’s resignation became effective. However, on August 7, 2019, Mr. Pierluisi’s accession to the governorship was declared unconstitutional by the Puerto Rico Supreme Court and Wanda Vázquez Garced, Secretary of Justice, was sworn in as Governor. It is still too early to assess whether the current political instability will continue for a prolonged period, as well as its effect on the Commonwealth’s economic or fiscal condition, including its impact on the receipt of federal funding and ongoing debt restructuring efforts pursuant to the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”).

Fiscal Crisis

The Commonwealth remains in the midst of a profound fiscal crisis affecting the central government and many of its instrumentalities, public corporations and municipalities. This fiscal crisis has been primarily the result of economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result of the crisis, the Commonwealth and certain of its instrumentalities have been unable to make debt service payments on their outstanding bonds and notes since 2016. The escalating fiscal and economic crisis and imminent widespread defaults prompted the U.S. Congress to enact PROMESA in June 2016, which, as further discussed below, established two mechanisms for the restructuring of the obligations of the Commonwealth, its public corporations, instrumentalities and municipalities. The Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through such mechanisms.

PROMESA

PROMESA created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. On February 15, 2019, however, the First Circuit of the U.S. Court of Appeals (the “First Circuit”) declared such appointments unconstitutional on the grounds that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate. However, the First Circuit’s mandate is stayed pending review of the decision by the U.S. Supreme Court, which has accepted to review the decision during the next term. Moreover, U.S. President Donald Trump recently nominated the current Oversight Board members to serve their terms through the end of August. Such appointments, however, are pending confirmation by the U.S. Senate.

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

At June 30, 2019 and December 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled to $455 million and $458 million, respectively, which amounts were fully outstanding on such dates. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $413 million consists of loans and $42 million are securities ($413 million and $45 million, respectively, at December 31, 2018). Substantially all of the amount outstanding at June 30, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. On July 1, 2019 the Corporation received principal payments amounting to $22 million from various obligations from Puerto Rico municipalities. At June 30, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. As discussed above, the Oversight Board recently designated all Commonwealth’s municipalities as covered entities under PROMESA and requested the development of fiscal plans and budgets from ten municipalities as part of a new pilot initiative. The Corporation does not have direct exposure to any of the municipalities that are currently part of such pilot initiative. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and Contingencies.

In addition, at June 30, 2019, the Corporation had $359 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $285 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and subsequent foreclosure of the underlying property. The Corporation also had, at June 30, 2019, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and subsequent foreclosure of the underlying property (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, he has not exercised this power as of the date hereof. In addition, at June 30, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $22 million of commercial real estate notes issued by government entities, but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

At June 30, 2019, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $74 million, of which $66 million is outstanding (compared to $76 million and $68 million, respectively, at December 31, 2018). Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $10 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $42 million, $14 million and $12 million, respectively, at December 31, 2018).

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.2 billion of residential mortgages and $70 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2019 (compared to $1.2 billion and $74 million, respectively, at December 31, 2018).

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 15.

During the second quarter of 2019, the Puerto Rico segment continued to reflect positive credit quality trends. Non-performing loans continued to improve, and net charge-offs were at 0.75% of the portfolio. The credit quality metrics of our U.S. operation also remained favorable. The Corporation continues to be attentive to the performance of its portfolios and related credit metrics. The following presents credit quality results for the second quarter of 2019.

Total non-performing assets (“NPAs”) decreased by $65 million when compared with December 31, 2018. This decrease was primarily driven by lower non-performing loans (‘NPLs”) in the Puerto Rico segment by $46 million, mostly due to lower commercial NPLs by $34 million, mainly related to a $12.0 million charge-off during the first quarter of 2019 and loan collections, combined with lower other real estate owned (“OREOs”) by $18 million.

At June 30, 2019, NPLs secured by real estate amounted to $435 million in the Puerto Rico operations and $39 million in the Popular U.S. operations. These figures were $459 million and $49 million, respectively, at December 31, 2018.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at June 30, 2019, of which $2.0 billion was secured with owner occupied properties, compared with $7.8 billion and $2.0 billion, respectively, at December 31, 2018. CRE NPLs amounted to $117 million at June 30, 2019, compared with $129 million at December 31, 2018. The CRE NPL ratios for the BPPR and Popular U.S. segments were 2.75% and 0.14%, respectively, at June 30, 2019, compared with 3.05% and 0.02%, respectively, at December 31, 2018.

In addition to the NPLs included in Table 15, at June 30, 2019, there were $197 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2018 - $153 million).

For the quarter ended June 30, 2019, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by $123 million, or 68%, when compared to the inflows for the same quarter in 2018. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $106 million, or 67%, compared to the second quarter of 2018, as the inflows in that quarter were impacted by two commercial borrowers with an aggregate amount of $46 million, coupled with a decrease of $54 million in the mortgage NPL inflows. Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $18 million, or 74%, from the same quarter in 2018, as the inflows of the second quarter of 2018 included one large construction relationship.

Table 15 - Non-Performing Assets
	June 30, 2019				December 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$149,139	$6,209	$155,348	1.3%	$182,950	$1,076	$184,026	1.5%
Construction	1,788	12,060	13,848	1.7	1,788	12,060	13,848	1.8
Legacy[1]	-	2,469	2,469	10.3	-	2,627	2,627	10.1
Leasing	2,830	-	2,830	0.3	3,313	-	3,313	0.4
Mortgage	309,046	9,350	318,396	4.4	323,565	11,033	334,598	4.6
Auto	28,085	-	28,085	1.0	24,050	-	24,050	0.9
Consumer	31,637	11,745	43,382	1.5	32,432	16,193	48,625	1.7
Total non-performing loans held-in-portfolio	522,525	41,833	564,358	2.1%	568,098	42,989	611,087	2.3%
Other real estate owned (“OREO”)	116,222	2,629	118,851		134,063	2,642	136,705
Total non-performing assets[2]	$638,747	$44,462	$683,209		$702,161	$45,631	$747,792
Accruing loans past due 90 days or more[3] [4]	$494,488	$-	$494,488		$612,543	$-	$612,543
Ratios:
Non-performing assets to total assets	1.59%	0.43%	1.35%		1.86%	0.46%	1.57%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.61	0.60	2.09		2.86	0.65	2.31
Allowance for loan losses to loans held-in-portfolio	2.38	0.97	2.01		2.55	0.94	2.15
Allowance for loan losses to non-performing loans, excluding held-for-sale	91.13	161.30	96.33		89.27	144.66	93.17

HIP = “held-in-portfolio”

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

[2] There were no non-performing loans held-for-sale as of June 30, 2019 and December 31, 2018.

[3] The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $248 million at June 30, 2019 (December 31, 2018 - $216 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[4] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $262 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2019 (December 31, 2018 - $283 million). These balances also include approximately $96 million of loans rebooked due to a repurchase option with GNMA liability (December 31, 2018 - $134 million). The Corporation has approximately $66 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2018 - $69 million).

Table 16 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$485,931	$27,312	$513,243	$508,303	$26,796	$535,099
Plus:
New non-performing loans	52,414	6,190	58,604	110,196	10,440	120,636
Advances on existing non-performing loans	-	11	11	-	90	90
Less:
Non-performing loans transferred to OREO	(8,654)	(169)	(8,823)	(12,771)	(293)	(13,064)
Non-performing loans charged-off	(9,293)	(1,022)	(10,315)	(32,945)	(1,269)	(34,214)
Loans returned to accrual status / loan collections	(60,425)	(2,234)	(62,659)	(112,810)	(5,676)	(118,486)
Ending balance NPLs[1]	$459,973	$30,088	$490,061	$459,973	$30,088	$490,061
[1] Includes $2.5 million of NPLs related to the legacy portfolio.

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$519,392	$15,931	$535,323	$467,923	$21,730	$489,653
Plus:
New non-performing loans	157,638	23,797	181,435	285,069	27,560	312,629
Advances on existing non-performing loans	647	2	649	763	6	769
Reclassification from covered loans	3,413	-	3,413	3,413	-	3,413
Less:
Non-performing loans transferred to OREO	(2,926)	-	(2,926)	(8,112)	-	(8,112)
Non-performing loans charged-off	(18,393)	(49)	(18,442)	(34,656)	(313)	(34,969)
Loans returned to accrual status / loan collections	(121,174)	(4,551)	(125,725)	(175,803)	(13,853)	(189,656)
Ending balance NPLs[1]	$538,597	$35,130	$573,727	$538,597	$35,130	$573,727
[1] Includes $3.7 million of NPLs related to the legacy portfolio.

Table 18 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$166,293	$2,861	$169,154	$182,950	$1,076	$184,026
Plus:
New non-performing loans	2,209	4,362	6,571	12,763	6,582	19,345
Less:
Non-performing loans transferred to OREO	(1,749)	-	(1,749)	(2,711)	-	(2,711)
Non-performing loans charged-off	(2,931)	(680)	(3,611)	(20,849)	(730)	(21,579)
Loans returned to accrual status / loan collections	(14,683)	(334)	(15,017)	(23,014)	(719)	(23,733)
Ending balance NPLs	$149,139	$6,209	$155,348	$149,139	$6,209	$155,348

Table 19 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$157,132	$1,147	$158,279	$161,226	$3,839	$165,065
Plus:
New non-performing loans	53,794	1,294	55,088	68,973	1,974	70,947
Advances on existing non-performing loans	647	-	647	647	-	647
Less:
Non-performing loans transferred to OREO	(1,831)	-	(1,831)	(4,505)	-	(4,505)
Non-performing loans charged-off	(9,758)	-	(9,758)	(14,547)	(231)	(14,778)
Loans returned to accrual status / loan collections	(37,203)	(273)	(37,476)	(49,013)	(3,414)	(52,427)
Ending balance NPLs	$162,781	$2,168	$164,949	$162,781	$2,168	$164,949

Table 20 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$1,788	$12,060	$13,848	$1,788	$12,060	$13,848
Ending balance NPLs	$1,788	$12,060	$13,848	$1,788	$12,060	$13,848
There was no activity in the construction NPLs during the quarter and six months ended June 30, 2019.

Table 21 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$4,293	$-	$4,293	$-	$-	$-
Plus:
New non-performing loans	-	17,901	17,901	4,177	17,901	22,078
Advances on existing non-performing loans	-	-	-	116	-	116
Less:
Loans returned to accrual status / loan collections	(1,734)	-	(1,734)	(1,734)	-	(1,734)
Ending balance NPLs	$2,559	$17,901	$20,460	$2,559	$17,901	$20,460

Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$317,850	$9,808	$327,658	$323,565	$11,033	$334,598
Plus:
New non-performing loans	50,205	1,828	52,033	97,433	3,648	101,081
Advances on existing non-performing loans	-	10	10	-	82	82
Less:
Non-performing loans transferred to OREO	(6,905)	(169)	(7,074)	(10,060)	(293)	(10,353)
Non-performing loans charged-off	(6,362)	(342)	(6,704)	(12,096)	(539)	(12,635)
Loans returned to accrual status / loan collections	(45,742)	(1,785)	(47,527)	(89,796)	(4,581)	(94,377)
Ending balance NPLs	$309,046	$9,350	$318,396	$309,046	$9,350	$318,396

Table 23 - Activity in Non-Performing Mortgage loans Held-in-Portfolio

	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$357,967	$11,647	$369,614	$306,697	$14,852	$321,549
Plus:
New non-performing loans	103,844	3,658	107,502	211,919	6,613	218,532
Reclassification from covered loans	3,413	-	3,413	3,413	-	3,413
Less:
Non-performing loans transferred to OREO	(1,095)	-	(1,095)	(3,607)	-	(3,607)
Non-performing loans charged-off	(8,635)	(49)	(8,684)	(20,109)	(82)	(20,191)
Loans returned to accrual status / loan collections	(82,237)	(3,858)	(86,095)	(125,056)	(9,985)	(135,041)
Ending balance NPLs	$373,257	$11,398	$384,655	$373,257	$11,398	$384,655

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more and delinquencies, as a percentage of their related portfolio category at June 30, 2019 and December 31 2018, are presented below.

Table 24 - Loan Delinquencies

(Dollars in thousands)	June 30, 2019			December 31, 2018
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$369,681	$12,216,603	3.03%	$406,442	$12,043,019	3.37%
Construction	36,048	825,419	4.37	13,848	779,449	1.78
Legacy	2,504	23,893	10.48	3,267	25,949	12.59
Leasing	13,755	991,546	1.39	12,803	934,773	1.37
Mortgage	1,371,411	7,198,959	19.05	1,474,923	7,235,258	20.39
Consumer	213,915	5,749,325	3.72	196,325	5,489,441	3.58
Loans held-for-sale	87	54,028	0.16	173	51,422	0.34
Total	$2,007,401	$27,059,773	7.42%	$2,107,781	$26,559,311	7.94%

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to Note 2 to the Consolidated Financial Statements included in the 2018 Form 10-K for a description of the Corporation’s allowance for loans losses methodology.

At June 30, 2019, the ALLL amounted to $544 million, a decrease of $26 million when compared with December 31, 2018. The BPPR ALLL decreased by $31 million, mostly due to commercial charge-offs amounting to $16.6 million during the first quarter of 2019, principally from impaired loans, coupled with continuous improvement in the credit loss trends from the mortgage portfolio. This decrease was offset in part by an increase of $5 million in the Popular U.S. segment, primarily related to incremental reserves for the commercial real estate portfolio. The provision for loan losses for the second quarter of 2019 amounted to $40.2 million, compared to $60.1 million in the same period in the prior year. Refer to the Provision for Loan Losses section of this MD&A for additional information.

Preliminary impact estimate of the adoption of FASB Accounting Standards Updates (“ASUs”), Financial Instruments – Credit Losses ( Topic 326)

Refer to Note 3 to the Consolidated Financial Statements included in this Form 10-Q for an update on the Corporation’s implementation efforts for the current expected credit loss model (“CECL”), pursuant to FASB Accounting Standards Updates ( “ASUs”), Financial Instruments – Credit Losses ( Topic 326).

Annualized net charge offs

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) by loan category for the quarters and six months periods ended June 30, 2019 and June 30, 2018.

Table 25 - Annualized Net Charge-offs (Recoveries) to Average Non-covered Loans Held-in-Portfolio

	Quarters ended
	June 30, 2019			June 30, 2018
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.01%	0.48%	0.20%	0.45%	0.91%	0.63%
Construction	(0.21)	―	(0.03)	(1.25)	―	(0.13)
Leases	0.67	―	0.67	0.54	―	0.54
Legacy	―	(4.60)	(4.60)	―	(3.66)	(3.66)
Mortgage	0.56	0.11	0.51	0.73	0.02	0.68
Consumer	2.04	3.81	2.18	2.88	1.83	2.69
Total annualized net charge-offs to average non-covered loans held-in-portfolio	0.75%	0.59%	0.71%	1.01%	0.81%	0.95%

	Six months ended
	June 30, 2019			June 30, 2018
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.45%	0.37%	0.42%	0.33%	0.78%	0.50%
Construction	(0.15)	―	(0.02)	(1.06)	―	(0.11)
Leases	0.65	―	0.65	0.76	―	0.76
Legacy	―	(8.04)	(8.04)	―	(3.93)	(3.93)
Mortgage	0.64	0.11	0.57	0.82	(0.08)	0.72
Consumer	2.00	3.77	2.13	2.78	3.63	2.88
Total annualized net charge-offs to average non-covered loans held-in-portfolio	0.92%	0.49%	0.81%	0.98%	0.77%	0.92%

Net charge-offs for the quarter ended June 30, 2019 amounted to $47.2 million, decreasing by $10.5 million when compared to the same quarter in 2018, driven by lower BPPR commercial net charge-offs by $7.8 million.

Net charge-offs for the six months ended June 30, 2019 amounted to $107.7 million, decreasing by $3.8 million when compared to the same period in 2018, mainly driven by a decrease of $6.3 million in BPPR’s mortgage NCOs, reflective of the improvements in late stage delinquency, coupled with lower commercial NCOs by $3.5 million. These decreases were partially offset by a $5.3 million increase in BPPR’s consumer NCOs, mostly related to Reliable acquired auto loans.

Table 26 - Composition of ALLL
June 30, 2019
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total[3]
Specific ALLL	$31,698	$90	$-	$234	$43,550	$24,455	$100,027
Impaired loans	$390,271	$13,848	$-	$865	$530,650	$108,851	$1,044,485
Specific ALLL to impaired loans	8.12%	0.65%	-%	27.05%	8.21%	22.47%	9.58%
General ALLL	$193,831	$9,793	$774	$6,673	$88,966	$143,602	$443,639
Loans held-in-portfolio, excluding impaired loans	$11,826,332	$811,571	$23,893	$990,681	$6,668,309	$5,640,474	$25,961,260
General ALLL to loans held-in-portfolio, excluding impaired loans	1.64%	1.21%	3.24%	0.67%	1.33%	2.55%	1.71%
Total ALLL	$225,529	$9,883	$774	$6,907	$132,516	$168,057	$543,666
Total loans held-in-portfolio	$12,216,603	$825,419	$23,893	$991,546	$7,198,959	$5,749,325	$27,005,745
ALLL to loans held-in-portfolio	1.85%	1.20%	3.24%	0.70%	1.84%	2.92%	2.01%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Table 27 - Composition of ALLL
December 31, 2018
(Dollars in thousands)	Commercial	Construction	Legacy[1]	Leasing	Mortgage	Consumer	Total
Specific ALLL	$52,190	$56	$-	$320	$41,211	$25,893	$119,670
Impaired loans	$398,518	$13,848	$-	$1,099	$518,888	$112,742	$1,045,095
Specific ALLL to impaired loans	13.10%	0.40%	-%	29.12%	7.94%	22.97%	11.45%
General ALLL	$186,925	$7,368	$969	$11,166	$106,201	$137,049	$449,678
Loans held-in-portfolio, excluding impaired loans	$11,644,501	$765,601	$25,949	$933,674	$6,716,370	$5,376,699	$25,462,794
General ALLL to loans held-in-portfolio, excluding impaired loans	1.61%	0.96%	3.73%	1.20%	1.58%	2.55%	1.77%
Total ALLL	$239,115	$7,424	$969	$11,486	$147,412	$162,942	$569,348
Total loans held-in-portfolio	$12,043,019	$779,449	$25,949	$934,773	$7,235,258	$5,489,441	$26,507,889
ALLL to loans held-in-portfolio	1.99%	0.95%	3.73%	1.23%	2.04%	2.97%	2.15%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Troubled debt restructurings

The Corporation’s TDR loans amounted to $1.6 billion at June 30, 2019, increasing by $42 million, or approximately 2.77%, from December 31, 2018, mainly driven by higher TDRs in the BPPR segment by $40 million. The increase in BPPR was mostly related to higher mortgage TDRs by $64 million, of which $53 million were government guaranteed loans, partially offset by a decrease in BPPR commercial TDRs of $18 million. TDRs in accruing status increased by $59 million from December 31, 2018, while non-accruing TDRs decreased by $17 million.

Refer to Note 9 to the Consolidated Financial Statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The following tables present the approximate amount and percentage of commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2019 and December 31, 2018.

Appraisals may be adjusted due to their age and the type, location and condition of the property, area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the impairment measurement date. Refer to the Allowance for Loan Losses section of Note 2, “Summary of significant accounting policies" of the Corporation’s 2018 Form 10-K for more information.

Table 28 - Impaired Loans with Appraisals Dated 1 year or Older

June 30, 2019
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	120	$324,295	14%
Construction	1	1,788	100
[1] Based on outstanding balance of total impaired loans.

December 31, 2018
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	110	$335,044	3%
Construction	1	1,788	-
[1] Based on outstanding balance of total impaired loans.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Adjusted net income – Non-GAAP Financial Measure

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors the “Adjusted net income” of the Corporation and excludes from such calculation the impact of certain transactions on the results of its operations. Management believes that the “Adjusted net income” provides meaningful information to investors about the underlying performance of the Corporation’s ongoing operations. “Adjusted net income” is a non-GAAP financial measure.

No adjustments are reflected for the quarter and six months ended June 30, 2019. The following table describes adjustments to net income for the quarter and six months ended June 30, 2018.

Table 29 - Adjusted Net Income for the Six Months Ended June 30, 2019 (Non-GAAP)

(Unaudited)	For the quarter ended June 30, 2018			For the six months ended June 30, 2018
(In thousands)	Pre-tax	Income tax effect	Impact on net income	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net income			$279,783			$371,107
Non-GAAP adjustments:
Termination of FDIC Shared-Loss Agreements[1]	(94,633)	45,059	(49,574)	$(94,633)	$45,059	(49,574)
Tax Closing Agreement[2]	-	(108,946)	(108,946)	-	(108,946)	(108,946)
Adjusted net income (Non-GAAP)			$121,263			$212,587

[1]On May 22, 2018, BPPR entered into a Termination Agreement with the FDIC to terminate all Shared-Loss Agreements in connection with the acquisition of certain assets and assumption of certain liabilities of Westernbank Puerto Rico in 2010. As a result, BPPR recognized a pre-tax gain of $94.6 million, net of the related professional and advisory fees of $8.1 million associated with the Termination Agreement. Refer to Note 10 - FDIC Loss-Share Asset and True Up Payment Obligation for additional information.

[2]Represents the impact of the Termination Agreement on income taxes. In June 2012, the Corporation entered into a Tax Closing Agreement with the Puerto Rico Department of the Treasury to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. Based on the provisions of this Tax Closing Agreement, the Corporation recognized a net income tax benefit of $108.9 million during the second quarter of 2018. Refer to Note 32- Income Taxes for additional information.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of June 30, 2019, the maximum number of shares of common stock remaining available for future issuance under this plan was 782,691. During the quarter ended June 30, 2019, the Corporation added to treasury stock 27,050 shares of common stock related to shares that were withheld under Popular’s employee restricted share awards to satisfy tax requirements.

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2019:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1- April 30	5,801	$54.61	-	$52,670,000
May 1- May 31	18,470	57.68	-	52,670,000
June 1- June 30	2,779	54.52	-	52,670,000
Total June 30, 2019	27,050	$56.70	-	$52,670,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1)Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 9, 2019	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: August 9, 2019	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller