Form 10-Q
period 2019-09-30
POPULAR INC
filed 2019-11-08
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 96,739,607 shares outstanding as of November 5, 2019.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at September 30, 2019 and
December 31, 2018	6

Unaudited Consolidated Statements of Operations for the quarters
and nine months ended September 30, 2019 and 2018	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters and nine months ended September 30, 2019 and 2018	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and nine months ended September 30, 2019 and 2018	9

Unaudited Consolidated Statements of Cash Flows for the nine months
ended September 30, 2019 and 2018	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	124

Item 3. Quantitative and Qualitative Disclosures about Market Risk	169

Item 4. Controls and Procedures	169

Part II – Other Information

Item 1. Legal Proceedings	170

Item 1A. Risk Factors	170

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	170

Item 3. Defaults Upon Senior Securities	170
Item 4. Mine Safety Disclosures	170
Item 5. Other Information	171
Item 6. Exhibits	171
Signatures	172

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share information)	2019	2018
Assets:
Cash and due from banks	$502,060	$394,035
Money market investments:
Time deposits with other banks	5,168,585	4,171,048
Total money market investments	5,168,585	4,171,048
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	605	598
Other trading account debt securities	35,698	37,189
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	222,806	280,502
Other debt securities available-for-sale	16,256,304	13,019,682
Debt securities held-to-maturity, at amortized cost (fair value 2019 - $103,918; 2018 - $102,653)	97,707	101,575
Equity securities (realizable value 2019 -$166,451); (2018 - $159,821)	160,458	155,584
Loans held-for-sale, at lower of cost or fair value	56,370	51,422
Loans held-in-portfolio	27,181,241	26,663,713
Less – Unearned income	173,266	155,824
Allowance for loan losses	512,365	569,348
Total loans held-in-portfolio, net	26,495,610	25,938,541
Premises and equipment, net	547,063	569,808
Other real estate	117,928	136,705
Accrued income receivable	164,778	166,022
Mortgage servicing assets, at fair value	150,652	169,777
Other assets	1,811,190	1,714,134
Goodwill	671,122	671,122
Other intangible assets	21,479	26,833
Total assets	$52,480,415	$47,604,577
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$8,771,970	$9,149,036
Interest bearing	35,394,225	30,561,003
Total deposits	44,166,195	39,710,039
Assets sold under agreements to repurchase	213,097	281,529
Other short-term borrowings	-	42
Notes payable	1,166,670	1,256,102
Other liabilities	1,026,005	921,808
Total liabilities	46,571,967	42,169,520
Commitments and contingencies (Refer to Note 22)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;104,375,495 shares issued (2018 - 104,320,303) and 96,714,664 shares outstanding (2018 - 99,942,845)	1,044	1,043
Surplus	4,317,556	4,365,606
Retained earnings	2,071,198	1,651,731
Treasury stock - at cost, 7,660,831 shares (2018 - 4,377,458)	(392,630)	(205,509)
Accumulated other comprehensive loss, net of tax	(138,880)	(427,974)
Total stockholders’ equity	5,908,448	5,435,057
Total liabilities and stockholders’ equity	$52,480,415	$47,604,577
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2019	2018	2019	2018
Interest income:
Loans	$453,315	$430,637	$1,355,232	$1,190,498
Money market investments	19,119	27,581	70,873	86,258
Investment securities	99,542	70,147	274,819	185,537
Total interest income	571,976	528,365	1,700,924	1,462,293
Interest expense:
Deposits	78,760	55,134	228,035	139,050
Short-term borrowings	1,572	1,622	4,828	5,387
Long-term debt	14,653	20,140	43,791	59,204
Total interest expense	94,985	76,896	276,654	203,641
Net interest income	476,991	451,469	1,424,270	1,258,652
Provision for loan losses - non-covered loans	36,539	54,387	118,555	183,774
Provision for loan losses - covered loans	-	-	-	1,730
Net interest income after provision for loan losses	440,452	397,082	1,305,715	1,073,148
Service charges on deposit accounts	40,969	38,147	119,277	111,704
Other service fees	71,309	64,316	209,647	187,794
Mortgage banking activities (Refer to Note 11)	10,492	11,269	18,645	33,408
Net loss on sale of debt securities	(20)	-	(20)	-
Net gain (loss), including impairment on equity securities	213	370	2,174	(42)
Net profit (loss) on trading account debt securities	295	(122)	977	(299)
Indemnity reserves on loans sold expense	(3,411)	(3,029)	(1,664)	(6,482)
FDIC loss-share income (Refer to Note 30)	-	-	-	94,725
Other operating income	22,865	40,070	68,432	78,519
Total non-interest income	142,712	151,021	417,468	499,327
Operating expenses:
Personnel costs	147,682	139,757	432,298	389,941
Net occupancy expenses	24,595	18,602	71,431	63,829
Equipment expenses	21,596	18,303	62,624	53,284
Other taxes	14,028	11,923	38,267	33,701
Professional fees	98,561	83,860	281,275	260,748
Communications	5,881	6,054	17,685	17,342
Business promotion	18,365	15,478	52,158	44,265
FDIC deposit insurance	2,923	8,610	13,007	22,534
Other real estate owned (OREO) expenses	(185)	7,950	3,729	21,028
Other operating expenses	40,630	52,576	107,354	111,462
Amortization of intangibles	2,399	2,324	7,082	6,973
Total operating expenses	376,475	365,437	1,086,910	1,025,107
Income before income tax	206,689	182,666	636,273	547,368
Income tax expense	41,370	42,018	131,923	35,613
Net Income	$165,319	$140,648	$504,350	$511,755
Net Income Applicable to Common Stock	$164,389	$139,718	$501,558	$508,963
Net Income per Common Share – Basic	$1.71	$1.38	$5.17	$5.01
Net Income per Common Share – Diluted	$1.70	$1.38	$5.16	$5.00
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Nine months ended,
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income	$165,319	$140,648	$504,350	$511,755
Reclassification to retained earnings due to cumulative effect of accounting change	-	-	(50)	(605)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	155	(605)	(2,287)	(3,968)
Amortization of net losses of pension and postretirement benefit plans	5,877	5,386	17,629	16,157
Amortization of prior service credit of pension and postretirement benefit plans	-	(868)	-	(2,603)
Unrealized holding gains (losses) on debt securities arising during the period	53,553	(43,781)	306,857	(201,193)
Reclassification adjustment for losses included in net income	20	-	20	-
Unrealized net (losses) gains on cash flow hedges	(3,538)	341	(5,358)	1,296
Reclassification adjustment for net losses (gains) included in net income	1,221	147	3,142	(870)
Other comprehensive income (loss) before tax	57,288	(39,380)	319,953	(191,786)
Income tax (expense) benefit	(4,955)	1,983	(30,859)	8,249
Total other comprehensive income (loss), net of tax	52,333	(37,397)	289,094	(183,537)
Comprehensive income, net of tax	$217,652	$103,251	$793,444	$328,218

Tax effect allocated to each component of other comprehensive income (loss):
	Quarters ended		Nine months ended,
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Amortization of net losses of pension and postretirement benefit plans	$(2,204)	$(2,101)	$(6,611)	$(6,301)
Amortization of prior service credit of pension and postretirement benefit plans	-	339	-	1,016
Unrealized holding gains (losses) on debt securities arising during the period	(2,583)	3,936	(24,032)	13,701
Reclassification adjustment for losses included in net income	(4)	-	(4)	-
Unrealized net (losses) gains on cash flow hedges	337	(133)	1,009	(506)
Reclassification adjustment for net losses (gains) included in net income	(501)	(58)	(1,221)	339
Income tax (expense) benefit	$(4,955)	$1,983	$(30,859)	$8,249
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at June 30, 2018	$1,043	$50,160	$4,302,946	$1,515,058	$(82,754)	$(496,792)	$5,289,661
Net income				140,648			140,648
Issuance of stock			822				822
Dividends declared:
Common stock[1]				(25,084)			(25,084)
Preferred stock				(930)			(930)
Common stock purchases[2]			(23,020)		(102,079)		(125,099)
Common stock reissuance			103		711		814
Stock based compensation			664		250		914
Other comprehensive loss, net of tax						(37,397)	(37,397)
Balance at September 30, 2018	$1,043	$50,160	$4,281,515	$1,629,692	$(183,872)	$(534,189)	$5,244,349
Balance at June 30, 2019	$1,044	$50,160	$4,316,225	$1,935,826	$(392,208)	$(191,213)	$5,719,834
Net income				165,319			165,319
Issuance of stock	-		909				909
Dividends declared:
Common stock[1]				(29,017)			(29,017)
Preferred stock				(930)			(930)
Common stock purchases					(1,367)		(1,367)
Common stock reissuance			50		914		964
Stock based compensation			372		31		403
Other comprehensive income, net of tax						52,333	52,333
Balance at September 30, 2019	$1,044	$50,160	$4,317,556	$2,071,198	$(392,630)	$(138,880)	$5,908,448
[1]	Dividends declared per common share during the quarter ended September 30, 2019 - $0.30 (2018 - $0.25).
[2]

During the quarter ended September 30, 2018, the Corporation entered into a $125 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 19 for additional information.

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	$5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				511,755			511,755
Issuance of stock	1		2,564				2,565
Dividends declared:
Common stock[1]				(76,200)			(76,200)
Preferred stock				(2,792)			(2,792)
Common stock purchases[2]			(23,020)		(104,423)		(127,443)
Common stock reissuance			143		2,008		2,151
Stock based compensation			3,325		8,685		12,010
Other comprehensive loss, net of tax						(183,537)	(183,537)
Balance at September 30, 2018	$1,043	$50,160	$4,281,515	$1,629,692	$(183,872)	$(534,189)	$5,244,349
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	$5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				504,350			504,350
Issuance of stock	1		2,632				2,633
Dividends declared:
Common stock[1]				(86,996)			(86,996)
Preferred stock				(2,792)			(2,792)
Common stock purchases[3]			(52,670)		(203,336)		(256,006)
Common stock reissuance			274		3,616		3,890
Stock based compensation			1,714		12,599		14,313
Other comprehensive income, net of tax						289,094	289,094
Balance at September 30, 2019	$1,044	$50,160	$4,317,556	$2,071,198	$(392,630)	$(138,880)	$5,908,448
[1]	Dividends declared per common share during the nine months ended September 30, 2019 - $0.90 (2018 - $0.75).
[2]

During the quarter ended September 30, 2018, the Corporation entered into a $125 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 19 for additional information.

[3]

On February 28, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 19 for additional information.

	September 30,	September 30,
Disclosure of changes in number of shares:	2019	2018
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391
Common Stock – Issued:
Balance at beginning of period	104,320,303	104,238,159
Issuance of stock	55,192	66,370
Balance at end of period	104,375,495	104,304,529
Treasury stock	(7,660,831)	(3,968,188)
Common Stock – Outstanding	96,714,664	100,336,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$504,350	$511,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	118,555	185,504
Amortization of intangibles	7,082	6,973
Depreciation and amortization of premises and equipment	42,928	39,083
Net accretion of discounts and amortization of premiums and deferred fees	(126,548)	(43,533)
Share-based compensation	11,418	5,962
Impairment losses on long-lived assets	2,591	272
Fair value adjustments on mortgage servicing rights	25,853	13,123
FDIC loss share income	-	(94,725)
Indemnity reserves on loans sold expense	1,664	6,482
Earnings from investments under the equity method, net of dividends or distributions	(18,461)	(14,772)
Deferred income tax expense (benefit)	110,058	(97,708)
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(5,133)	17,694
Proceeds from insurance claims	-	(14,411)
Sale of debt securities	20	-
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(11,360)	(6,734)
Sale of foreclosed assets, including write-downs	(15,858)	(638)
Acquisitions of loans held-for-sale	(157,993)	(173,644)
Proceeds from sale of loans held-for-sale	51,067	51,131
Net originations on loans held-for-sale	(208,875)	(186,063)
Net decrease (increase) in:
Trading debt securities	333,013	346,455
Equity securities	(6,482)	(2,480)
Accrued income receivable	7,724	51,868
Other assets	(12,837)	234,836
Net (decrease) increase in:
Interest payable	(6,900)	(9,933)
Pension and other postretirement benefits obligation	(4,979)	3,392
Other liabilities	(102,049)	(197,035)
Total adjustments	34,498	121,099
Net cash provided by operating activities	538,848	632,854
Cash flows from investing activities:
Net (increase) decrease in money market investments	(1,000,840)	647,519
Purchases of investment securities:
Available-for-sale	(13,579,074)	(6,968,920)
Equity	(15,474)	(11,304)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	10,671,630	3,925,362
Held-to-maturity	5,325	7,184
Proceeds from sale of investment securities:
Available-for-sale	99,445	-
Equity	17,083	20,925
Net (disbursements) repayments on loans	(324,479)	(15,604)
Proceeds from sale of loans	77,327	1,354
Acquisition of loan portfolios	(421,482)	(461,117)
Payments to acquire other intangible	(793)	-
Net payments (to) from FDIC under loss sharing agreements	-	(25,012)
Payments to acquire businesses, net of cash acquired	-	(1,830,050)
Return of capital from equity method investments	2,747	2,501
Acquisition of premises and equipment	(45,961)	(53,144)
Proceeds from insurance claims	-	14,411
Proceeds from sale of:
Premises and equipment and other productive assets	17,186	6,991
Foreclosed assets	83,848	85,622
Net cash used in investing activities	(4,413,512)	(4,653,282)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	4,454,466	4,193,859
Assets sold under agreements to repurchase	(68,433)	(90,805)
Other short-term borrowings	(41)	(95,008)
Payments of notes payable	(144,991)	(226,976)
Principal payments of finance leases	(1,269)	-
Proceeds from issuance of notes payable	75,000	434,706
Proceeds from issuance of common stock	6,523	10,852
Dividends paid	(85,863)	(79,115)
Net payments for repurchase of common stock	(250,574)	(125,326)
Payments related to tax withholding for share-based compensation	(5,432)	(2,205)
Net cash provided by financing activities	3,979,386	4,019,982
Net increase (decrease) in cash and due from banks, and restricted cash	104,722	(446)
Cash and due from banks, and restricted cash at beginning of period	403,251	412,629
Cash and due from banks, and restricted cash at the end of the period	$507,973	$412,183
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Nature of operations

Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United States (“U.S.”) and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the mainland U.S., the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida.

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

Note 3 - New accounting pronouncements

Recently Adopted Accounting Standards Updates

Standard	Description	Date of adoption	Effect on the financial statements
FASB Accounting Standards Update (“ASU”) 2019-01, Leases (Topic 842): Codification Improvements

The FASB issued ASU 2019-01 in March 2019 which, among other things, reinstates the specific fair value guidance in ASC Topic 840 for lessors that are not manufacturers or dealers to continue to measure the fair value of an underlying asset at its cost and clarifies that lessors that are depository or lending institutions in the scope of ASC Topic 942 are required to present the principal portion of lessee payments received from sales-type or direct financing leases as cash flows from investing activities.

		January 1, 2019	The Corporation early adopted ASU 2019-01 during the first quarter of 2019, but was not impacted by the adoption of this ASU.
FASB Accounting Standards Updates (“ASUs”), Leases (Topic 842)

The FASB has issued a series of ASUs which supersede ASC Topic 840 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases. A lessee is also required to record a right-of-use asset (“ROU asset”) and a lease liability for all leases with a term greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. In addition, the new leases standard requires lessors, among other things, to present lessor costs paid by the lessee to the lessor on a gross basis.

January 1, 2019

The Corporation adopted the new leases standard during the first quarter of 2019 using the modified retrospective approach. The Corporation made the following elections: to not reassess at the date of adoption whether any existing contracts were or contained leases, their lease classification, and initial direct costs; applied the transition provisions of the new leases standard at the adoption date; used hindsight in evaluating lessee options to extend or terminate a lease; and to not apply ASC Topic 842 to short-term leases.

As of January 1, 2019, the Corporation recognized ROU assets of $139 million, net of deferred rent liability of $15 million, and lease liabilities of $154 million on its operating leases. In addition, the Corporation recorded a positive cumulative effect adjustment of $4.8 million to retained earnings as a result of the reclassification of previously deferred gains on sale and operating lease back transactions.

Standard	Description	Date of adoption	Effect on the financial statements

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

January 1, 2019

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

January 1, 2019

The Corporation adopted ASU 2018-02 during the first quarter of 2019. As of December 31, 2018, the Corporation maintained a full valuation allowance on the deferred tax assets that were recognized in accumulated other comprehensive income related to its U.S. operations. As such, the Corporation was not impacted by the adoption of this accounting pronouncement during the first quarter of 2019.

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

January 1, 2019

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

•FASB Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I: Accounting for Certain Financial Instruments with Down Round Features; Part II: Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•FASB Accounting Standards Update (“ASU”) 2017-08, Receivables– Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Accounting Standards Not Yet Adopted

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

FASB Accounting Standards Updates (“ASUs”), Financial Instruments – Credit Losses (Topic 326)

The FASB issued a series of ASUs mainly related to the recently issued standards on credit losses (Topic 326), which replace the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet exposures. Amendments to Topic 326 are mainly in the areas of accrued interest receivable, transfers of loans and debt securities between classifications, inclusion of expected recoveries in the allowance for credit losses and permitting a prepay-adjusted effective interest rate except for TDRs. For additional information on ASU 2016-13, refer to Note 3 to the Consolidated Financial Statements included in the 2018 Form 10-K.

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

Based on its preliminary analysis and the information currently available, utilizing loan balances and macroeconomic scenarios as of June 30, 2019, the Corporation expects that its allowance for loan and lease losses would increase by a range from $360 million to $400 million, or 85% to 95%, excluding purchased credit impaired loans. This increase is driven by the Puerto Rico mortgage, auto and credit cards loans portfolio. This increase would be reflected as a decrease to the opening balance of retained earnings, net of income taxes.

The Corporation expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard. The Corporation will avail itself of the option to phase in over a period of three years the day one effects on regulatory capital from the adoption of CECL. Since the Corporation’s allowance for credit losses already exceeds 1.25% of its risk weighted assets, the incremental allowance resulting from the adoption of CECL will be excluded from Total Regulatory Capital. Considering the phase in period provided by the regulatory framework, the estimated decrease to the common equity tier one and total capital ratios would be of approximately 30 bps.

These estimates are preliminary and are subject to further work and analysis by the Corporation as part of its implementation efforts, including the consideration of qualitative factors, which may impact reserves, review of significant assumptions and the finalization of the model validation process.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2018 Form 10-K.

Note 4 – Business combination

On August 1, 2018, Popular, Inc., through its subsidiary Popular Auto, LLC (“Popular Auto”), acquired and assumed from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company, certain assets and liabilities related to their auto finance business in Puerto Rico (the “Reliable Transaction” or “Transaction”). Popular Auto acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. The Corporation completed the integration of these operations during the third quarter of 2019 and continues to operate this business under the name of Popular Auto.

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

Note 5 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.6 billion at September 30, 2019 (December 31, 2018 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2019, the Corporation held $ 49 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2018 - $ 62 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at September 30, 2019 and December 31, 2018.

	At September 30, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$5,593,503	$2,924	$1,789	$5,594,638	1.88%
After 1 to 5 years	4,200,129	86,143	862	4,285,410	2.34
After 5 to 10 years	624,188	1,912	1,860	624,240	1.60
Total U.S. Treasury securities	10,417,820	90,979	4,511	10,504,288	2.05
Obligations of U.S. Government sponsored entities
Within 1 year	127,485	6	174	127,317	1.40
After 1 to 5 years	60,005	1	231	59,775	1.48
Total obligations of U.S. Government sponsored entities	187,490	7	405	187,092	1.43
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	6,975	-	44	6,931	-
Total obligations of Puerto Rico, States and political subdivisions	6,975	-	44	6,931	-
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	725	-	1	724	2.02
After 5 to 10 years	91,024	32	1,210	89,846	1.64
After 10 years	541,407	4,410	5,751	540,066	2.09
Total collateralized mortgage obligations - federal agencies	633,156	4,442	6,962	630,636	2.02
Mortgage-backed securities
Within 1 year	37	-	-	37	2.05
After 1 to 5 years	39,627	861	2	40,486	3.35
After 5 to 10 years	315,038	2,623	1,391	316,270	2.04
After 10 years	4,751,236	64,743	22,982	4,792,997	2.61
Total mortgage-backed securities	5,105,938	68,227	24,375	5,149,790	2.58
Other
After 1 to 5 years	364	9	-	373	3.62
Total other	364	9	-	373	3.62
Total debt securities available-for-sale[1]	$16,351,743	$163,664	$36,297	$16,479,110	2.20%
[1]

Includes $12.9 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $11.7 billion serve as collateral for public funds.

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

During the quarter ended September 30, 2019, the Corporation sold U.S. Treasury Bills. The proceeds from these sales were $ 99 million. No debt securities available-for-sale were sold during the nine months ended September 30, 2018.

The following table presents the Corporation’s gross realized gains and losses on the sale of debt securities available-for-sale for the quarters and nine months ended September 30, 2019 and 2018.

	For the quarter ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Gross realized gains	$-	$-	$-	$-
Gross realized losses	(20)	-	(20)	-
Net realized losses on sale of debt securities available-for-sale	$(20)	$-	$(20)	$-

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

	At September 30, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$900,818	$2,376	$639,001	$2,135	$1,539,819	$4,511
Obligations of U.S. Government sponsored entities	9,947	25	176,356	380	186,303	405
Obligations of Puerto Rico, States and political subdivisions	-	-	6,931	44	6,931	44
Collateralized mortgage obligations - federal agencies	103,443	467	343,994	6,495	447,437	6,962
Mortgage-backed securities	177,382	480	1,977,343	23,895	2,154,725	24,375
Total debt securities available-for-sale in an unrealized loss position	$1,191,590	$3,348	$3,143,625	$32,949	$4,335,215	$36,297

	At December 31, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$3,189,007	$4,188	$2,607,276	$36,343	$5,796,283	$40,531
Obligations of U.S. Government sponsored entities	14,847	46	318,271	3,454	333,118	3,500
Obligations of Puerto Rico, States and political subdivisions	-	-	6,742	184	6,742	184
Collateralized mortgage obligations - federal agencies	66,652	489	587,869	27,913	654,521	28,402
Mortgage-backed securities	125,872	2,280	3,478,635	134,410	3,604,507	136,690
Total debt securities available-for-sale in an unrealized loss position	$3,396,378	$7,003	$6,998,793	$202,304	$10,395,171	$209,307

As of September 30, 2019, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $36 million, driven mainly by mortgage-backed securities, U.S. Treasury securities and collateralized mortgage obligations.

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

At September 30, 2019, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At September 30, 2019, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the debt securities prior to recovery of their amortized cost basis.

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

	September 30, 2019		December 31, 2018

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,334,102	$3,351,007	$2,999,110	$2,901,904
Freddie Mac	1,722,954	1,739,165	1,095,855	1,058,013

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at September 30, 2019 and December 31, 2018.

	At September 30, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,745	$-	$33	$3,712	6.02%
After 1 to 5 years	17,580	-	269	17,311	6.11
After 5 to 10 years	18,195	-	1,861	16,334	3.11
After 10 years	46,078	8,375	2	54,451	1.69
Total obligations of Puerto Rico, States and political subdivisions	85,598	8,375	2,165	91,808	3.09
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	48	2	-	50	6.44
Total collateralized mortgage obligations - federal agencies	48	2	-	50	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
After 1 to 5 years	500	-	1	499	2.97
Total other	500	-	1	499	2.97
Total debt securities held-to-maturity	$97,707	$8,377	$2,166	$103,918	3.50%

	At December 31, 2018
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,510	$-	$36	$3,474	5.99%
After 1 to 5 years	16,505	-	1,081	15,424	6.07
After 5 to 10 years	23,885	-	1,704	22,181	3.61
After 10 years	45,559	3,943	47	49,455	1.79
Total obligations of Puerto Rico, States and political subdivisions	89,459	3,943	2,868	90,534	3.23
Collateralized mortgage obligations - federal agencies
After 5 to 10 years	55	3	-	58	5.45
Total collateralized mortgage obligations - federal agencies	55	3	-	58	5.45
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
After 1 to 5 years	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$101,575	$3,946	$2,868	$102,653	3.60%

Debt securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018.

	At September 30, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$22,427	$318	$9,713	$1,847	$32,140	$2,165
Other	499	1	-	-	499	1
Total debt securities held-to-maturity in an unrealized loss position	$22,926	$319	$9,713	$1,847	$32,639	$2,166

	At December 31, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868
Total debt securities held-to-maturity in an unrealized loss position	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868

As indicated in Note 6 to these Consolidated Financial Statements, management evaluates debt securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2019 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $40 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds.

The portfolio also includes $46 million in securities for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but in which a government instrumentality provides a guarantee in the event of default and subsequent foreclosure of the underlying property. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at September 30, 2019. A deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell debt securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these debt securities prior to recovery of their amortized cost basis.

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

During the quarter and nine months ended September 30, 2019, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $81 million and $266 million, respectively; and of consumer loans of $64 million and $222 million, respectively. For the nine months ended September 30, 2019 the Corporation recorded purchases of commercial loans (including loan participations) amounting to $43 million. During the quarter and nine months ended September 30, 2018, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $147 million and $480 million, respectively; and of consumer loans of $48 million and $152 million, respectively.

The Corporation performed whole-loan sales involving approximately $18 million and $46 million of residential mortgage loans during the quarter and nine months ended September 30, 2019, respectively (September 30, 2018 - $19 million and $45 million, respectively). Also, the Corporation securitized approximately $ 88 million and $ 247 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2019, respectively (September 30, 2018 - $ 110 million and $ 320 million, respectively). Furthermore, the Corporation securitized approximately $ 33 million and $ 84 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2019, respectively (September 30, 2018 - $ 26 million and $ 72 million, respectively). During the quarter and nine months ended September 30, 2019, the Corporation performed sales of commercial and construction loans, including loan participations amounting to $47 million and $81 million, respectively.

Delinquency status

The following table presents the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at September 30, 2019 and December 31, 2018.

September 30, 2019
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$331	$-	$1,824	$2,155	$146,395	$148,550	$1,784	$-
Commercial real estate:
Non-owner occupied	25,497	3,449	47,692	76,638	2,020,511	2,097,149	43,349	-
Owner occupied	9,284	2,682	90,507	102,473	1,514,624	1,617,097	75,513	-
Commercial and industrial	31,435	6,703	46,104	84,242	3,221,615	3,305,857	45,720	311
Construction	-	263	274	537	123,535	124,072	274	-
Mortgage	287,578	142,727	876,960	1,307,265	4,928,311	6,235,576	296,025	459,704
Leasing	10,906	2,745	2,733	16,384	1,006,100	1,022,484	2,733	-
Consumer:
Credit cards	10,099	7,080	16,459	33,638	1,002,579	1,036,217	-	16,459
Home equity lines of credit	15	-	887	902	4,981	5,883	887	-
Personal	13,724	10,012	19,418	43,154	1,306,449	1,349,603	18,710	15
Auto	85,717	19,973	22,954	128,644	2,719,114	2,847,758	22,954	-
Other	660	617	13,149	14,426	127,910	142,336	12,824	325
Total	$475,246	$196,251	$1,138,961	$1,810,458	$18,122,124	$19,932,582	$520,773	$476,814
[1]

Loans HIP of $ 141 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

September 30, 2019
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$-	$-	$2,097	$2,097	$1,598,517	$1,600,614	$2,097	$-
Commercial real estate:
Non-owner occupied	-	-	292	292	1,953,919	1,954,211	292	-
Owner occupied	4,884	243	259	5,386	313,733	319,119	259	-
Commercial and industrial	2,449	76	48,563	51,088	1,114,764	1,165,852	683	-
Construction	-	-	10,060	10,060	619,924	629,984	10,060	-
Mortgage	1,159	4,049	9,517	14,725	918,318	933,043	9,517	-
Legacy	54	89	2,318	2,461	20,731	23,192	2,318	-
Consumer:
Credit cards	-	-	-	-	78	78	-	-
Home equity lines of credit	685	894	10,117	11,696	112,806	124,502	10,117	-
Personal	1,852	1,499	1,670	5,021	319,084	324,105	1,670	-
Other	20	-	6	26	667	693	6	-
Total	$11,103	$6,850	$84,899	$102,852	$6,972,541	$7,075,393	$37,019	$-
[1]

Loans HIP of $ 48 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

September 30, 2019
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[3] [4]	loans	loans[5]
Commercial multi-family	$331	$-	$3,921	$4,252	$1,744,912	$1,749,164	$3,881	$-
Commercial real estate:
Non-owner occupied	25,497	3,449	47,984	76,930	3,974,430	4,051,360	43,641	-
Owner occupied	14,168	2,925	90,766	107,859	1,828,357	1,936,216	75,772	-
Commercial and industrial	33,884	6,779	94,667	135,330	4,336,379	4,471,709	46,403	311
Construction	-	263	10,334	10,597	743,459	754,056	10,334	-
Mortgage[1]	288,737	146,776	886,477	1,321,990	5,846,629	7,168,619	305,542	459,704
Leasing	10,906	2,745	2,733	16,384	1,006,100	1,022,484	2,733	-
Legacy[2]	54	89	2,318	2,461	20,731	23,192	2,318	-
Consumer:
Credit cards	10,099	7,080	16,459	33,638	1,002,657	1,036,295	-	16,459
Home equity lines of credit	700	894	11,004	12,598	117,787	130,385	11,004	-
Personal	15,576	11,511	21,088	48,175	1,625,533	1,673,708	20,380	15
Auto	85,717	19,973	22,954	128,644	2,719,114	2,847,758	22,954	-
Other	680	617	13,155	14,452	128,577	143,029	12,830	325
Total	$486,349	$203,101	$1,223,860	$1,913,310	$25,094,665	$27,007,975	$557,792	$476,814
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

[3]	Loans held-in-portfolio are net of $ 173 million in unearned income and exclude $ 56 million in loans held-for-sale.
[4]

Includes $6.7 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.1 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

[5]

Loans HIP of $189 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

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

At September 30, 2019, mortgage loans held-in-portfolio include $1.4 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $461 million are 90 days or more past due, including $99 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2018 - $1.4 billion, $598 million and $134 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $241 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of September 30, 2019 (December 31, 2018 - $283 million). Additionally, the Corporation has approximately $65 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at September 30, 2019 (December 31, 2018 - $69 million).

Loans with a delinquency status of 90 days past due as of September 30, 2019 include $99 million in loans previously pooled into GNMA securities (December 31, 2018 - $134 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability.

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $1.9 billion at September 30, 2019 (December 31, 2018 - $2.2 billion). The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”).

The following table provides the carrying amount of acquired loans accounted for under ASC 310-30 by portfolio at September 30, 2019 and December 31, 2018.

Carrying amount
(In thousands)	September 30, 2019	December 31, 2018
Commercial real estate	$683,046	$801,774
Commercial and industrial	134,962	84,465
Mortgage	871,803	982,821
Consumer	12,563	14,496
Carrying amount	1,702,374	1,883,556
Allowance for loan losses	(94,610)	(122,135)
Carrying amount, net of allowance	$1,607,764	$1,761,421

At September 30, 2019, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and nine months ended September 30, 2019 and 2018, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the nine months ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$1,789,237	$2,033,457	$1,883,556	$2,108,993
Additions	11,891	3,062	27,639	8,334
Accretion	35,502	38,886	111,083	121,752
Collections / loan sales / charge-offs	(134,256)	(84,783)	(319,904)	(248,457)
Ending balance[1]	$1,702,374	$1,990,622	$1,702,374	$1,990,622
Allowance for loan losses	(94,610)	(168,559)	(94,610)	(168,559)
Ending balance, net of ALLL	$1,607,764	$1,822,063	$1,607,764	$1,822,063
[1]	At September 30, 2019, includes $1.2 billion of loans considered non-credit impaired at the acquisition date (September 30, 2018 - $1.5 billion).

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
	For the quarter ended		For the nine months ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$1,042,407	$1,178,042	$1,092,504	$1,214,488
Additions	7,711	315	19,577	3,752
Accretion	(35,502)	(38,886)	(111,083)	(121,752)
Change in expected cash flows	5,043	(16,739)	18,661	26,244
Ending balance[1]	$1,019,659	$1,122,732	$1,019,659	$1,122,732
[1]	At September 30, 2019, includes $ 0.7 billion of loans considered non-credit impaired at the acquisition date (September 30, 2018 - $ 0.8 billion).

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

•For the period ended September 30, 2019, 24% (September 30, 2018 - 80%) of the ALLL for the BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial real estate non-owner occupied portfolio for 2019 and in the mortgage, leasing and overall consumer portfolios for 2018.

•For the period ended September 30, 2019, 13% (September 30, 2018 - 6%) of the Popular U.S. segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the construction and commercial real estate owner occupied portfolios for 2019 and in the consumer portfolios for 2018.

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

During the third quarter of 2019, management completed the recalibration analysis of the environmental factors adjustments. The environmental factors adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. The environmental factor models used to account for changes in current credit and macroeconomic conditions were reviewed and recalibrated based on the latest applicable trends.

The effect of the recalibration resulted in an increase of $4.6 million to the environmental factors adjustments reserve at the Popular U.S. segment.

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the quarters and nine months ended September 30, 2019 and 2018.

For the quarter ended September 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$190,227	$2,996	$127,930	$6,907	$148,131	$476,191
Provision (reversal of provision)	(18,036)	(4,916)	6,494	3,739	47,198	34,479
Charge-offs	(15,419)	(27)	(13,886)	(4,040)	(46,398)	(79,770)
Recoveries	4,787	3,013	1,197	587	10,286	19,870
Ending balance	$161,559	$1,066	$121,735	$7,193	$159,217	$450,770
Specific ALLL	$30,130	$57	$40,483	$71	$21,009	$91,750
General ALLL	$131,429	$1,009	$81,252	$7,122	$138,208	$359,020
Loans held-in-portfolio:
Impaired loans	$407,124	$274	$523,876	$624	$95,356	$1,027,254
Loans held-in-portfolio excluding impaired loans	6,761,529	123,798	5,711,700	1,021,860	5,286,441	18,905,328
Total loans held-in-portfolio	$7,168,653	$124,072	$6,235,576	$1,022,484	$5,381,797	$19,932,582

For the quarter ended September 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,302	$6,887	$4,586	$774	$19,926	$67,475
Provision (reversal of provision)	(2,507)	2,826	288	(280)	1,733	2,060
Charge-offs	(5,912)	(2,215)	-	(2)	(4,619)	(12,748)
Recoveries	2,279	-	18	299	2,212	4,808
Ending balance	$29,162	$7,498	$4,892	$791	$19,252	$61,595
Specific ALLL	$-	$-	$2,385	$-	$1,711	$4,096
General ALLL	$29,162	$7,498	$2,507	$791	$17,541	$57,499
Loans held-in-portfolio:
Impaired loans	$2,097	$10,060	$9,441	$-	$9,761	$31,359
Loans held-in-portfolio excluding impaired loans	5,037,699	619,924	923,602	23,192	439,617	7,044,034
Total loans held-in-portfolio	$5,039,796	$629,984	$933,043	$23,192	$449,378	$7,075,393

For the quarter ended September 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$225,529	$9,883	$132,516	$774	$6,907	$168,057	$543,666
Provision (reversal of provision)	(20,543)	(2,090)	6,782	(280)	3,739	48,931	36,539
Charge-offs	(21,331)	(2,242)	(13,886)	(2)	(4,040)	(51,017)	(92,518)
Recoveries	7,066	3,013	1,215	299	587	12,498	24,678
Ending balance	$190,721	$8,564	$126,627	$791	$7,193	$178,469	$512,365
Specific ALLL	$30,130	$57	$42,868	$-	$71	$22,720	$95,846
General ALLL	$160,591	$8,507	$83,759	$791	$7,122	$155,749	$416,519
Loans held-in-portfolio:
Impaired loans	$409,221	$10,334	$533,317	$-	$624	$105,117	$1,058,613
Loans held-in-portfolio excluding impaired loans	11,799,228	743,722	6,635,302	23,192	1,021,860	5,726,058	25,949,362
Total loans held-in-portfolio	$12,208,449	$754,056	$7,168,619	$23,192	$1,022,484	$5,831,175	$27,007,975

For the nine months ended September 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(18,245)	(2,877)	11,342	2,276	102,412	94,908
Charge-offs	(40,275)	(79)	(37,056)	(8,467)	(120,187)	(206,064)
Recoveries	12,865	3,136	4,471	1,898	32,398	54,768
Ending balance	$161,559	$1,066	$121,735	$7,193	$159,217	$450,770
Specific ALLL	$30,130	$57	$40,483	$71	$21,009	$91,750
General ALLL	$131,429	$1,009	$81,252	$7,122	$138,208	$359,020
Loans held-in-portfolio:
Impaired loans	$407,124	$274	$523,876	$624	$95,356	$1,027,254
Loans held-in-portfolio excluding impaired loans	6,761,529	123,798	5,711,700	1,021,860	5,286,441	18,905,328
Total loans held-in-portfolio	$7,168,653	$124,072	$6,235,576	$1,022,484	$5,381,797	$19,932,582

For the nine months ended September 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	9,519	3,167	899	(1,467)	11,529	23,647
Charge-offs	(15,737)	(2,215)	(594)	142	(15,879)	(34,283)
Recoveries	3,479	8	153	1,147	5,254	10,041
Ending balance	$29,162	$7,498	$4,892	$791	$19,252	$61,595
Specific ALLL	$-	$-	$2,385	$-	$1,711	$4,096
General ALLL	$29,162	$7,498	$2,507	$791	$17,541	$57,499
Loans held-in-portfolio:
Impaired loans	$2,097	$10,060	$9,441	$-	$9,761	$31,359
Loans held-in-portfolio excluding impaired loans	5,037,699	619,924	923,602	23,192	439,617	7,044,034
Total loans held-in-portfolio	$5,039,796	$629,984	$933,043	$23,192	$449,378	$7,075,393

For the nine months ended September 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	(8,726)	290	12,241	(1,467)	2,276	113,941	118,555
Charge-offs	(56,012)	(2,294)	(37,650)	142	(8,467)	(136,066)	(240,347)
Recoveries	16,344	3,144	4,624	1,147	1,898	37,652	64,809
Ending balance	$190,721	$8,564	$126,627	$791	$7,193	$178,469	$512,365
Specific ALLL	$30,130	$57	$42,868	$-	$71	$22,720	$95,846
General ALLL	$160,591	$8,507	$83,759	$791	$7,122	$155,749	$416,519
Loans held-in-portfolio:
Impaired loans	$409,221	$10,334	$533,317	$-	$624	$105,117	$1,058,613
Loans held-in-portfolio excluding impaired loans	11,799,228	743,722	6,635,302	23,192	1,021,860	5,726,058	25,949,362
Total loans held-in-portfolio	$12,208,449	$754,056	$7,168,619	$23,192	$1,022,484	$5,831,175	$27,007,975

For the quarter ended September 30, 2018
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$190,926	$765	$182,103	$14,285	$179,066	$567,145
Provision (reversal of provision)	21,548	(12)	10,145	(422)	20,618	51,877
Charge-offs	(7,335)	(21)	(23,526)	(2,088)	(42,180)	(75,150)
Recoveries	4,966	146	1,564	531	9,097	16,304
Ending balance	$210,105	$878	$170,286	$12,306	$166,601	$560,176
Specific ALLL	$52,250	$-	$43,841	$297	$24,906	$121,294
General ALLL	$157,855	$878	$126,445	$12,009	$141,695	$438,882
Loans held-in-portfolio:
Impaired loans	$356,007	$1,829	$508,258	$931	$107,184	$974,209
Loans held-in-portfolio excluding impaired loans	7,051,469	75,964	6,023,018	902,609	4,796,084	18,849,144
Total loans held-in-portfolio	$7,407,476	$77,793	$6,531,276	$903,540	$4,903,268	$19,823,353

For the quarter ended September 30, 2018
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$50,920	$6,937	$4,363	$700	$12,953	$75,873
Provision (reversal of provision)	(14,744)	7,305	(65)	(1,008)	11,022	2,510
Charge-offs	(2,792)	-	(17)	(81)	(5,015)	(7,905)
Recoveries	1,051	-	20	766	1,227	3,064
Ending balance	$34,435	$14,242	$4,301	$377	$20,187	$73,542
Specific ALLL	$-	$5,530	$2,364	$-	$1,349	$9,243
General ALLL	$34,435	$8,712	$1,937	$377	$18,838	$64,299
Loans held-in-portfolio:
Impaired loans	$-	$17,866	$8,825	$-	$7,388	$34,079
Loans held-in-portfolio excluding impaired loans	4,586,231	847,706	764,069	27,566	429,164	6,654,736
Total loans held-in-portfolio	$4,586,231	$865,572	$772,894	$27,566	$436,552	$6,688,815

For the quarter ended September 30, 2018
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$241,846	$7,702	$186,466	$700	$14,285	$192,019	$643,018
Provision (reversal of provision)	6,804	7,293	10,080	(1,008)	(422)	31,640	54,387
Charge-offs	(10,127)	(21)	(23,543)	(81)	(2,088)	(47,195)	(83,055)
Recoveries	6,017	146	1,584	766	531	10,324	19,368
Ending balance	$244,540	$15,120	$174,587	$377	$12,306	$186,788	$633,718
Specific ALLL	$52,250	$5,530	$46,205	$-	$297	$26,255	$130,537
General ALLL	$192,290	$9,590	$128,382	$377	$12,009	$160,533	$503,181
Loans held-in-portfolio:
Impaired loans	$356,007	$19,695	$517,083	$-	$931	$114,572	$1,008,288
Loans held-in-portfolio excluding impaired loans	11,637,700	923,670	6,787,087	27,566	902,609	5,225,248	25,503,880
Total loans held-in-portfolio	$11,993,707	$943,365	$7,304,170	$27,566	$903,540	$5,339,820	$26,512,168

For the nine months ended September 30, 2018
Puerto Rico - Non-covered loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$171,531	$1,286	$159,081	$11,991	$174,215	$518,104
Provision (reversal of provision)	52,846	(1,042)	24,564	5,022	71,610	153,000
Charge-offs	(25,626)	9	(50,164)	(6,404)	(101,703)	(183,888)
Recoveries	11,354	625	3,383	1,697	22,291	39,350
Allowance transferred from covered loans	-	-	33,422	-	188	33,610
Ending balance	$210,105	$878	$170,286	$12,306	$166,601	$560,176
Specific ALLL	$52,250	$-	$43,841	$297	$24,906	$121,294
General ALLL	$157,855	$878	$126,445	$12,009	$141,695	$438,882
Loans held-in-portfolio:
Impaired non-covered loans	$356,007	$1,829	$508,258	$931	$107,184	$974,209
Non-covered loans held-in-portfolio excluding impaired loans	7,051,469	75,964	6,023,018	902,609	4,796,084	18,849,144
Total non-covered loans held-in-portfolio	$7,407,476	$77,793	$6,531,276	$903,540	$4,903,268	$19,823,353

For the nine months ended September 30, 2018
Puerto Rico - Covered Loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$-	$-	$32,521	$-	$723	$33,244
Provision (reversal of provision)	-	-	2,265	-	(535)	1,730
Charge-offs	-	-	(1,446)	-	(2)	(1,448)
Recoveries	-	-	82	-	2	84
Allowance transferred to non-covered loans	-	-	(33,422)	-	(188)	(33,610)
Ending balance	$-	$-	$-	$-	$-	$-
Specific ALLL	$-	$-	$-	$-	$-	$-
General ALLL	$-	$-	$-	$-	$-	$-
Loans held-in-portfolio:
Impaired covered loans	$-	$-	$-	$-	$-	$-
Covered loans held-in-portfolio excluding impaired loans	-	-	-	-	-	-
Total covered loans held-in-portfolio	$-	$-	$-	$-	$-	$-

For the nine months ended September 30, 2018
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,134	$7,076	$4,541	$798	$15,529	$72,078
Provision (reversal of provision)	9,004	7,166	(529)	(1,714)	16,847	30,774
Charge-offs	(22,435)	-	(160)	(252)	(16,329)	(39,176)
Recoveries	3,732	-	449	1,545	4,140	9,866
Ending balance	$34,435	$14,242	$4,301	$377	$20,187	$73,542
Specific ALLL	$-	$5,530	$2,364	$-	$1,349	$9,243
General ALLL	$34,435	$8,712	$1,937	$377	$18,838	$64,299
Loans held-in-portfolio:
Impaired loans	$-	$17,866	$8,825	$-	$7,388	$34,079
Loans held-in-portfolio excluding impaired loans	4,586,231	847,706	764,069	27,566	429,164	6,654,736
Total loans held-in-portfolio	$4,586,231	$865,572	$772,894	$27,566	$436,552	$6,688,815

For the nine months ended September 30, 2018
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,665	$8,362	$196,143	$798	$11,991	$190,467	$623,426
Provision (reversal of provision)	61,850	6,124	26,300	(1,714)	5,022	87,922	185,504
Charge-offs	(48,061)	9	(51,770)	(252)	(6,404)	(118,034)	(224,512)
Recoveries	15,086	625	3,914	1,545	1,697	26,433	49,300
Ending balance	$244,540	$15,120	$174,587	$377	$12,306	$186,788	$633,718
Specific ALLL	$52,250	$5,530	$46,205	$-	$297	$26,255	$130,537
General ALLL	$192,290	$9,590	$128,382	$377	$12,009	$160,533	$503,181
Loans held-in-portfolio:
Impaired loans	$356,007	$19,695	$517,083	$-	$931	$114,572	$1,008,288
Loans held-in-portfolio excluding impaired loans	11,637,700	923,670	6,787,087	27,566	902,609	5,225,248	25,503,880
Total loans held-in-portfolio	$11,993,707	$943,365	$7,304,170	$27,566	$903,540	$5,339,820	$26,512,168

The following table provides the activity in the allowance for loan losses related to loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$120,818	$156,328	$122,135	$119,505
Provision (reversal of provision)	(14,617)	17,854	(2,007)	78,317
Net charge-offs	(11,591)	(5,623)	(25,518)	(29,263)
Balance at end of period	$94,610	$168,559	$94,610	$168,559

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2019 and December 31, 2018.

September 30, 2019
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$2,249	$2,284	$249	$-	$-	$2,249	$2,284	$249
Commercial real estate non-owner occupied	76,055	88,496	14,012	110,859	121,418	186,914	209,914	14,012
Commercial real estate owner occupied	111,600	130,895	5,607	27,573	59,748	139,173	190,643	5,607
Commercial and industrial	50,024	51,327	10,262	28,764	51,037	78,788	102,364	10,262
Construction	274	274	57	-	-	274	274	57
Mortgage	419,665	477,034	40,483	104,211	139,550	523,876	616,584	40,483
Leasing	624	624	71	-	-	624	624	71
Consumer:
Credit cards	26,049	26,049	3,018	-	-	26,049	26,049	3,018
Personal	68,147	68,147	17,824	-	-	68,147	68,147	17,824
Auto	333	333	62	-	-	333	333	62
Other	827	827	105	-	-	827	827	105
Total Puerto Rico	$755,847	$846,290	$91,750	$271,407	$371,753	$1,027,254	$1,218,043	$91,750

September 30, 2019
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$-	$-	$-	$2,097	$2,539	$2,097	$2,539	$-
Construction	-	-	-	10,060	18,127	10,060	18,127	-
Mortgage	6,961	7,313	2,385	2,480	2,844	9,441	10,157	2,385
Consumer:
HELOCs	7,575	7,575	1,708	2,085	2,169	9,660	9,744	1,708
Personal	27	27	3	74	74	101	101	3
Total Popular U.S.	$14,563	$14,915	$4,096	$16,796	$25,753	$31,359	$40,668	$4,096

September 30, 2019
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$2,249	$2,284	$249	$2,097	$2,539	$4,346	$4,823	$249
Commercial real estate non-owner occupied	76,055	88,496	14,012	110,859	121,418	186,914	209,914	14,012
Commercial real estate owner occupied	111,600	130,895	5,607	27,573	59,748	139,173	190,643	5,607
Commercial and industrial	50,024	51,327	10,262	28,764	51,037	78,788	102,364	10,262
Construction	274	274	57	10,060	18,127	10,334	18,401	57
Mortgage	426,626	484,347	42,868	106,691	142,394	533,317	626,741	42,868
Leasing	624	624	71	-	-	624	624	71
Consumer:
Credit Cards	26,049	26,049	3,018	-	-	26,049	26,049	3,018
HELOCs	7,575	7,575	1,708	2,085	2,169	9,660	9,744	1,708
Personal	68,174	68,174	17,827	74	74	68,248	68,248	17,827
Auto	333	333	62	-	-	333	333	62
Other	827	827	105	-	-	827	827	105
Total Popular, Inc.	$770,410	$861,205	$95,846	$288,203	$397,506	$1,058,613	$1,258,711	$95,846

December 31, 2018
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$-	$-	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	-	-	1,788	1,788	56
Mortgage	408,767	458,010	38,760	100,701	135,084	509,468	593,094	38,760
Leasing	1,099	1,099	320	-	-	1,099	1,099	320
Consumer:
Credit cards	28,829	28,829	4,571	-	-	28,829	28,829	4,571
Personal	72,989	72,989	19,098	-	-	72,989	72,989	19,098
Auto	1,161	1,161	228	-	-	1,161	1,161	228
Other	1,256	1,256	186	-	-	1,256	1,256	186
Total Puerto Rico	$781,204	$852,117	$115,409	$233,904	$354,915	$1,015,108	$1,207,032	$115,409

December 31, 2018
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Construction	$-	$-	$-	$12,060	$18,127	$12,060	$18,127	$-
Mortgage	7,237	8,899	2,451	2,183	3,127	9,420	12,026	2,451
Consumer:
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	631	631	252	142	143	773	774	252
Total Popular U.S.	$14,104	$15,815	$4,261	$15,883	$22,969	$29,987	$38,784	$4,261

December 31, 2018
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$-	$-	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	12,060	18,127	13,848	19,915	56
Mortgage	416,004	466,909	41,211	102,884	138,211	518,888	605,120	41,211
Leasing	1,099	1,099	320	-	-	1,099	1,099	320
Consumer:
Credit Cards	28,829	28,829	4,571	-	-	28,829	28,829	4,571
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	73,620	73,620	19,350	142	143	73,762	73,763	19,350
Auto	1,161	1,161	228	-	-	1,161	1,161	228
Other	1,256	1,256	186	-	-	1,256	1,256	186
Total Popular, Inc.	$795,308	$867,932	$119,670	$249,787	$377,884	$1,045,095	$1,245,816	$119,670

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and nine months ended September 30, 2019 and 2018.

For the quarter ended September 30, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$1,641	$12	$2,309	$-	$3,950	$12
Commercial real estate non-owner occupied	182,078	2,561	-	-	182,078	2,561
Commercial real estate owner occupied	138,325	1,698	720	-	139,045	1,698
Commercial and industrial	74,674	888	-	-	74,674	888
Construction	1,031	-	11,060	-	12,091	-
Mortgage	522,567	4,399	9,417	155	531,984	4,554
Leasing	745	-	-	-	745	-
Consumer:
Credit cards	26,346	-	-	-	26,346	-
HELOCs	-	-	9,749	-	9,749	-
Personal	69,103	64	107	-	69,210	64
Auto	742	-	-	-	742	-
Other	939	-	-	-	939	-
Total Popular, Inc.	$1,018,191	$9,622	$33,362	$155	$1,051,553	$9,777

For the quarter ended September 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$1,100	$9	$-	$-	$1,100	$9
Commercial real estate non-owner occupied	132,927	1,371	-	-	132,927	1,371
Commercial real estate owner occupied	148,931	1,636	-	-	148,931	1,636
Commercial and industrial	74,770	1,053	-	-	74,770	1,053
Construction	2,194	-	17,884	-	20,078	-
Mortgage	507,919	3,561	9,277	43	517,196	3,604
Leasing	1,031	-	-	-	1,031	-
Consumer:
Credit cards	31,998	-	-	-	31,998	-
HELOCs	-	-	6,208	-	6,208	-
Personal	72,353	65	768	-	73,121	65
Auto	1,067	-	-	-	1,067	-
Other	1,136	-	-	-	1,136	-
Total Popular, Inc.	$975,426	$7,695	$34,137	$43	$1,009,563	$7,738

For the nine months ended September 30, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$1,284	$36	$1,155	$-	$2,439	$36
Commercial real estate non-owner occupied	180,401	6,987	-	-	180,401	6,987
Commercial real estate owner occupied	139,086	4,831	783	-	139,869	4,831
Commercial and industrial	72,668	2,744	-	-	72,668	2,744
Construction	1,410	-	11,560	-	12,970	-
Mortgage	517,492	12,423	9,423	296	526,915	12,719
Leasing	902	-	-	-	902	-
Consumer:
Credit cards	27,350	-	-	-	27,350	-
HELOCs	-	-	8,855	-	8,855	-
Personal	70,700	208	447	-	71,147	208
Auto	952	-	-	-	952	-
Other	1,093	-	-	-	1,093	-
Total Popular, Inc.	$1,013,338	$27,229	$32,223	$296	$1,045,561	$27,525

For the nine months ended September 30, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$634	$28	$-	$-	$634	$28
Commercial real estate non-owner occupied	128,143	4,278	-	-	128,143	4,278
Commercial real estate owner occupied	151,192	4,786	-	-	151,192	4,786
Commercial and industrial	67,775	2,793	-	-	67,775	2,793
Construction	2,170	25	8,942	-	11,112	25
Mortgage	508,930	13,790	9,217	130	518,147	13,920
Leasing	1,220	-	-	-	1,220	-
Consumer:
Credit cards	32,734	-	-	-	32,734	-
HELOCs	-	-	5,446	-	5,446	-
Personal	67,049	320	769	-	67,818	320
Auto	1,476	-	-	-	1,476	-
Other	1,246	-	-	-	1,246	-
Total Popular, Inc.	$962,569	$26,020	$24,374	$130	$986,943	$26,150

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2018 Form 10-K.

TDRs amounted to $ 1.6 billion at September 30, 2019 (December 31, 2018 - $ 1.5 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $16 million related to the commercial loan portfolio at September 30, 2019 (December 31, 2018 - $16 million).

At September 30, 2019, the mortgage loan TDRs include $614 million guaranteed by U.S. sponsored entities at BPPR, compared to $543 million at December 31, 2018.

The following table presents the loans classified as TDRs according to their accruing status and the related allowance at September 30, 2019 and December 31, 2018.

	September 30, 2019				December 31, 2018
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$234,214	$116,508	$350,722	$15,971	$229,758	$130,921	$360,679	$46,889
Construction	-	274	274	57	-	1,788	1,788	56
Mortgage	996,000	132,755	1,128,755	42,029	906,712	135,758	1,042,470	41,211
Leases	343	245	588	71	668	440	1,108	320
Consumer	86,115	15,914	102,029	22,260	94,193	15,651	109,844	24,523
Loans held-in-portfolio	$1,316,672	$265,696	$1,582,368	$80,388	$1,231,331	$284,558	$1,515,889	$112,999

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2019 and 2018. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended September 30, 2019				For the nine months ended September 30, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	-	-	-	-	1	-	-
Commercial real estate non-owner occupied	-	3	-	-	-	6	-	-
Commercial real estate owner occupied	-	4	-	-	1	19	-	-
Commercial and industrial	2	7	-	-	2	41	-	-
Mortgage	2	43	207	3	33	98	494	5
Leasing	-	1	1	-	-	1	2	-
Consumer:
Credit cards	111	-	1	41	394	-	2	161
HELOCs	-	2	2	-	-	14	11	-
Personal	183	1	-	-	527	4	-	1
Auto	-	1	-	-	-	5	1	-
Other	7	-	-	-	22	-	-	-
Total	305	62	211	44	979	189	510	167

	Popular, Inc.
	For the quarter ended September 30, 2018				For the nine months ended September 30, 2018
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	2	-	-
Commercial real estate non-owner occupied	1	3	-	-	3	14	-	-
Commercial real estate owner occupied	1	12	-	-	4	54	-	-
Commercial and industrial	2	25	-	-	6	75	-	-
Construction	-	-	-	-	1	-	-	-
Mortgage	28	7	70	11	73	17	173	56
Leasing	-	-	3	-	-	-	4	-
Consumer:
Credit cards	115	-	-	72	426	-	3	382
HELOCs	-	8	1	1	-	20	8	1
Personal	511	1	-	-	1,139	4	-	-
Auto	-	4	1	-	-	6	2	-
Other	1	-	1	-	21	-	2	-
Total	659	61	76	84	1,673	192	192	439

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2019 and 2018.

For the quarter ended September 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$16,822	$16,822	$(86)
Commercial real estate owner occupied	4	2,966	2,959	(48)
Commercial and industrial	9	1,436	1,384	103
Mortgage	255	23,583	21,907	746
Leasing	2	237	238	-
Consumer:
Credit cards	153	1,375	1,355	109
HELOCs	4	276	246	25
Personal	184	2,546	2,544	677
Auto	1	7	7	1
Other	7	31	31	2
Total	622	$49,279	$47,493	$1,529

For the quarter ended September 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$810	$808	$63
Commercial real estate non-owner occupied	4	1,523	1,521	100
Commercial real estate owner occupied	13	7,578	7,525	160
Commercial and industrial	27	2,411	2,388	139
Mortgage	116	15,143	13,507	640
Leasing	3	75	73	23
Consumer:
Credit cards	187	1,693	1,838	234
HELOCs	10	913	906	66
Personal	512	8,026	8,025	2,660
Auto	5	63	63	11
Other	2	392	392	67
Total	880	$38,627	$37,046	$4,163

Popular, Inc.
For the nine months ended September 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$154	$116	$(5)
Commercial real estate non-owner occupied	6	19,389	19,379	721
Commercial real estate owner occupied	20	6,378	6,110	9
Commercial and industrial	43	9,749	10,219	888
Mortgage	630	64,533	58,818	2,104
Leasing	3	264	266	7
Consumer:
Credit cards	557	4,690	4,823	466
HELOCs	25	2,359	2,256	345
Personal	532	8,836	8,839	2,312
Auto	6	70	73	13
Other	22	177	177	27
Total	1,845	$116,599	$111,076	$6,887

Popular, Inc.
For the nine months ended September 30, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$1,377	$1,375	$106
Commercial real estate non-owner occupied	17	28,969	28,908	6,854
Commercial real estate owner occupied	58	27,648	26,433	1,143
Commercial and industrial	81	49,633	48,882	13,963
Construction	1	4,210	4,293	474
Mortgage	319	40,741	36,442	1,874
Leasing	4	98	96	30
Consumer:
Credit cards	811	8,097	8,642	1,086
HELOCs	29	2,638	2,579	440
Personal	1,143	18,351	18,346	5,390
Auto	8	139	122	21
Other	23	595	593	98
Total	2,496	$182,496	$176,711	$31,479

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

Popular, Inc.
	Defaulted during the quarter endedSeptember 30, 2019		Defaulted during the nine months ended September 30, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	1	$47
Commercial real estate owner occupied	1	68	3	495
Commercial and industrial	1	34	4	7,082
Mortgage	32	2,099	31	3,148
Leasing	-	-	1	22
Consumer:
Credit cards	68	551	222	2,063
Personal	62	1,144	163	4,768
Auto	2	24	2	24
Other	1	5	2	7
Total	167	$3,925	429	$17,656

Popular, Inc.
	Defaulted during the quarter endedSeptember 30, 2018		Defaulted during the nine months ended September 30, 2018
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	1	$17
Commercial real estate owner occupied	1	255	4	392
Commercial and industrial	1	5	7	81
Mortgage	42	5,280	74	9,520
Consumer:
Credit cards	86	707	150	2,301
HELOCs	1	144	1	144
Personal	27	362	67	1,656
Auto	-	-	3	79
Other	1	3	2	10
Total	159	$6,756	309	$14,200

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2019 and December 31, 2018. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2018.

September 30, 2019
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$2,262	$3,604	$2,062	$-	$-	$7,928	$140,622	$148,550
Commercial real estate non-owner occupied	530,310	107,723	272,491	12,046	-	922,570	1,174,579	2,097,149
Commercial real estate owner occupied	201,442	218,294	202,055	1,711	-	623,502	993,595	1,617,097
Commercial and industrial	660,142	100,309	121,777	8,113	9	890,350	2,415,507	3,305,857
Total Commercial	1,394,156	429,930	598,385	21,870	9	2,444,350	4,724,303	7,168,653
Construction	947	-	20,535	-	-	21,482	102,590	124,072
Mortgage	2,239	1,547	137,220	-	-	141,006	6,094,570	6,235,576
Leasing	-	-	2,690	-	43	2,733	1,019,751	1,022,484
Consumer:
Credit cards	-	-	16,459	-	-	16,459	1,019,758	1,036,217
HELOCs	-	-	727	-	171	898	4,985	5,883
Personal	82	-	18,741	-	-	18,823	1,330,780	1,349,603
Auto	-	-	22,736	-	217	22,953	2,824,805	2,847,758
Other	492	11	14,067	-	-	14,570	127,766	142,336
Total Consumer	574	11	72,730	-	388	73,703	5,308,094	5,381,797
Total Puerto Rico	$1,397,916	$431,488	$831,560	$21,870	$440	$2,683,274	$17,249,308	$19,932,582
Popular U.S.
Commercial multi-family	$70,392	$13,906	$8,591	$-	$-	$92,889	$1,507,725	$1,600,614
Commercial real estate non-owner occupied	82,184	36,279	101,886	-	-	220,349	1,733,862	1,954,211
Commercial real estate owner occupied	31,949	14,542	7,133	-	-	53,624	265,495	319,119
Commercial and industrial	23,671	366	50,251	-	-	74,288	1,091,564	1,165,852
Total Commercial	208,196	65,093	167,861	-	-	441,150	4,598,646	5,039,796
Construction	31,892	22,881	56,613	-	-	111,386	518,598	629,984
Mortgage	-	-	9,517	-	-	9,517	923,526	933,043
Legacy	454	209	1,837	-	-	2,500	20,692	23,192
Consumer:
Credit cards	-	-	-	-	-	-	78	78
HELOCs	-	-	2,246	-	7,872	10,118	114,384	124,502
Personal	-	-	1,379	-	291	1,670	322,435	324,105
Other	-	-	6	-	-	6	687	693
Total Consumer	-	-	3,631	-	8,163	11,794	437,584	449,378
Total Popular U.S.	$240,542	$88,183	$239,459	$-	$8,163	$576,347	$6,499,046	$7,075,393
Popular, Inc.
Commercial multi-family	$72,654	$17,510	$10,653	$-	$-	$100,817	$1,648,347	$1,749,164
Commercial real estate non-owner occupied	612,494	144,002	374,377	12,046	-	1,142,919	2,908,441	4,051,360
Commercial real estate owner occupied	233,391	232,836	209,188	1,711	-	677,126	1,259,090	1,936,216
Commercial and industrial	683,813	100,675	172,028	8,113	9	964,638	3,507,071	4,471,709
Total Commercial	1,602,352	495,023	766,246	21,870	9	2,885,500	9,322,949	12,208,449
Construction	32,839	22,881	77,148	-	-	132,868	621,188	754,056
Mortgage	2,239	1,547	146,737	-	-	150,523	7,018,096	7,168,619
Legacy	454	209	1,837	-	-	2,500	20,692	23,192
Leasing	-	-	2,690	-	43	2,733	1,019,751	1,022,484
Consumer:
Credit cards	-	-	16,459	-	-	16,459	1,019,836	1,036,295
HELOCs	-	-	2,973	-	8,043	11,016	119,369	130,385
Personal	82	-	20,120	-	291	20,493	1,653,215	1,673,708
Auto	-	-	22,736	-	217	22,953	2,824,805	2,847,758
Other	492	11	14,073	-	-	14,576	128,453	143,029
Total Consumer	574	11	76,361	-	8,551	85,497	5,745,678	5,831,175
Total Popular, Inc.	$1,638,458	$519,671	$1,071,019	$21,870	$8,603	$3,259,621	$23,748,354	$27,007,975

The following table presents the weighted average obligor risk rating at September 30, 2019 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:	Substandard	Pass
Commercial multi-family	11.87	6.02
Commercial real estate non-owner occupied	11.15	6.81
Commercial real estate owner occupied	11.35	7.27
Commercial and industrial	11.29	7.14
Total Commercial	11.25	7.07
Construction	11.01	7.85

Popular U.S. :	Substandard	Pass
Commercial multi-family	11.24	7.36
Commercial real estate non-owner occupied	11.00	6.93
Commercial real estate owner occupied	11.04	7.47
Commercial and industrial	11.01	6.60
Total Commercial	11.02	7.02
Construction	11.18	7.72
Legacy	11.34	7.95

December 31, 2018
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,634	$4,548	$3,590	$-	$-	$9,772	$135,856	$145,628
Commercial real estate non-owner occupied	470,506	233,173	342,962	-	-	1,046,641	1,275,960	2,322,601
Commercial real estate owner occupied	262,476	174,510	291,468	2,078	-	730,532	991,721	1,722,253
Commercial and industrial	655,092	130,641	156,515	177	73	942,498	2,239,663	3,182,161
Total Commercial	1,389,708	542,872	794,535	2,255	73	2,729,443	4,643,200	7,372,643
Construction	147	634	1,788	-	-	2,569	83,386	85,955
Mortgage	3,057	2,182	154,506	-	-	159,745	6,273,578	6,433,323
Leasing	-	-	3,301	-	12	3,313	931,460	934,773
Consumer:
Credit cards	-	-	16,035	-	-	16,035	1,031,238	1,047,273
HELOCs	-	-	165	-	-	165	5,186	5,351
Personal	849	19	18,827	-	-	19,695	1,230,930	1,250,625
Auto	-	-	24,093	-	84	24,177	2,584,608	2,608,785
Other	-	-	14,743	-	215	14,958	129,786	144,744
Total Consumer	849	19	73,863	-	299	75,030	4,981,748	5,056,778
Total Puerto Rico	$1,393,761	$545,707	$1,027,993	$2,255	$384	$2,970,100	$16,913,372	$19,883,472
Popular U.S.
Commercial multi-family	$85,901	$7,123	$6,979	$-	$-	$100,003	$1,301,537	$1,401,540
Commercial real estate non-owner occupied	152,635	9,839	46,555	-	-	209,029	1,672,715	1,881,744
Commercial real estate owner occupied	49,415	23,963	2,394	-	-	75,772	223,167	298,939
Commercial and industrial	5,825	1,084	76,459	-	-	83,368	1,004,785	1,088,153
Total Commercial	293,776	42,009	132,387	-	-	468,172	4,202,204	4,670,376
Construction	35,375	37,741	58,005	-	-	131,121	562,373	693,494
Mortgage	-	-	11,032	-	-	11,032	790,903	801,935
Legacy	534	224	2,409	-	-	3,167	22,782	25,949
Consumer:
Credit cards	-	-	-	-	-	-	38	38
HELOCs	-	-	2,615	-	10,964	13,579	129,473	143,052
Personal	-	-	1,910	-	701	2,611	286,738	289,349
Other	-	-	4	-	-	4	220	224
Total Consumer	-	-	4,529	-	11,665	16,194	416,469	432,663
Total Popular U.S.	$329,685	$79,974	$208,362	$-	$11,665	$629,686	$5,994,731	$6,624,417
Popular, Inc.
Commercial multi-family	$87,535	$11,671	$10,569	$-	$-	$109,775	$1,437,393	$1,547,168
Commercial real estate non-owner occupied	623,141	243,012	389,517	-	-	1,255,670	2,948,675	4,204,345
Commercial real estate owner occupied	311,891	198,473	293,862	2,078	-	806,304	1,214,888	2,021,192
Commercial and industrial	660,917	131,725	232,974	177	73	1,025,866	3,244,448	4,270,314
Total Commercial	1,683,484	584,881	926,922	2,255	73	3,197,615	8,845,404	12,043,019
Construction	35,522	38,375	59,793	-	-	133,690	645,759	779,449
Mortgage	3,057	2,182	165,538	-	-	170,777	7,064,481	7,235,258
Legacy	534	224	2,409	-	-	3,167	22,782	25,949
Leasing	-	-	3,301	-	12	3,313	931,460	934,773
Consumer:
Credit cards	-	-	16,035	-	-	16,035	1,031,276	1,047,311
HELOCs	-	-	2,780	-	10,964	13,744	134,659	148,403
Personal	849	19	20,737	-	701	22,306	1,517,668	1,539,974
Auto	-	-	24,093	-	84	24,177	2,584,608	2,608,785
Other	-	-	14,747	-	215	14,962	130,006	144,968
Total Consumer	849	19	78,392	-	11,964	91,224	5,398,217	5,489,441
Total Popular, Inc.	$1,723,446	$625,681	$1,236,355	$2,255	$12,049	$3,599,786	$22,908,103	$26,507,889

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

The following table sets forth the activity in the FDIC loss-share asset for the nine months ended September 30, 2018.

Nine months ended
(In thousands)	September 30, 2018
Balance at beginning of period	$46,316
FDIC loss-share Termination Agreement	(45,659)
Amortization	(934)
Credit impairment losses to be covered under loss-sharing agreements	104
Reimbursable expenses	537
Net payments from FDIC under loss-sharing agreements	(364)
Balance at end of period	$-
Balance due to the FDIC for recoveries on covered assets	-
Balance at end of period	$-

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$11,797	$12,324	$35,400	$37,205
Mortgage servicing rights fair value adjustments	(4,842)	(4,194)	(25,853)	(13,123)
Total mortgage servicing fees, net of fair value adjustments	6,955	8,130	9,547	24,082
Net gain on sale of loans, including valuation on loans held-for-sale	5,421	3,014	14,653	6,531
Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	227	45	-	(131)
Realized (losses) gains on closed derivative positions	(2,111)	80	(5,555)	2,926
Total trading account (loss) profit	(1,884)	125	(5,555)	2,795
Total mortgage banking activities	$10,492	$11,269	$18,645	$33,408

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2019 and 2018 because they did not contain any credit recourse arrangements. During the quarter and nine months ended September 30, 2019, the Corporation recorded a net gain of $4.9 million and $13.4 million, respectively (September 30, 2018 - $2.9 million and $6.2 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2019 and 2018:

	Proceeds Obtained During the Quarter Ended September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$88,139	$-	$88,139
Mortgage-backed securities - FNMA	-	32,519	-	32,519
Total trading account debt securities	$-	$120,658	$-	$120,658
Mortgage servicing rights	$-	$-	$2,216	$2,216
Total	$-	$120,658	$2,216	$122,874

	Proceeds Obtained During the Nine Months Ended September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$247,091	$-	$247,091
Mortgage-backed securities - FNMA	-	84,021	-	84,021
Total trading account debt securities	$-	$331,112	$-	$331,112
Mortgage servicing rights	$-	$-	$6,028	$6,028
Total	$-	$331,112	$6,028	$337,140

	Proceeds Obtained During the Quarter Ended September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$-	$2,498	$-	$2,498
Total debt securities available-for-sale	$-	$2,498	$-	$2,498
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$109,911	$-	$109,911
Mortgage-backed securities - FNMA	-	23,625	-	23,625
Total trading account debt securities	$-	$133,536	$-	$133,536
Mortgage servicing rights	$-	$-	$2,625	$2,625
Total	$-	$136,034	$2,625	$138,659

	Proceeds Obtained During the Nine Months Ended September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Debt securities available-for-sale:
Mortgage-backed securities - FNMA	$-	$9,458	$-	$9,458
Total debt securities available-for-sale	$-	$9,458	$-	$9,458
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$319,769	$-	$319,769
Mortgage-backed securities - FNMA	-	62,853	-	62,853
Total trading account debt securities	$-	$382,622	$-	$382,622
Mortgage servicing rights	$-	$-	$7,198	$7,198
Total	$-	$392,080	$7,198	$399,278

During the nine months ended September 30, 2019, the Corporation retained servicing rights on whole loan sales involving approximately $45 million in principal balance outstanding (September 30, 2018 - $43 million), with realized gains of approximately $1.3 million (September 30, 2018 - gains of $0.6 million). All loan sales performed during the nine months ended September 30, 2019 and 2018 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2019 and 2018.

Residential MSRs
(In thousands)	September 30, 2019	September 30, 2018
Fair value at beginning of period	$169,777	$168,031
Additions	6,728	7,871
Changes due to payments on loans[1]	(8,449)	(10,194)
Reduction due to loan repurchases	(1,411)	(2,929)
Changes in fair value due to changes in valuation model inputs or assumptions	(15,993)	-
Fair value at end of period	$150,652	$162,779
[1] Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $15.0 billion at September 30, 2019 (December 31, 2018 -$15.7 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At September 30, 2019, those weighted average mortgage servicing fees were 0.30% (September 30, 2018 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2019 and 2018 were as follows:

	Quarters ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Prepayment speed	6.8%	4.4%	6.9%	4.4%
Weighted average life (in years)	9.6	11.4	9.6	11.4
Discount rate (annual rate)	10.8%	11.0%	10.9%	11.1%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2019	2018	2019	2018
Fair value of servicing rights	$59,798	$69,400	$90,854	$100,377
Weighted average life (in years)	6.5	7.1	6.0	6.6
Weighted average prepayment speed (annual rate)	6.4%	5.1%	7.0%	5.5%
Impact on fair value of 10% adverse change	$(1,536)	$(1,430)	$(2,562)	$(2,200)
Impact on fair value of 20% adverse change	$(3,017)	$(2,817)	$(5,014)	$(4,328)
Weighted average discount rate (annual rate)	11.4%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(2,375)	$(3,125)	$(3,443)	$(4,354)
Impact on fair value of 20% adverse change	$(4,585)	$(6,019)	$(6,656)	$(8,394)

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

At September 30, 2019, the Corporation serviced $1.2 billion (December 31, 2018 - $1.3 billion) in residential mortgage loans with credit recourse to the Corporation. Refer to Note 21 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2019, the Corporation had recorded $99 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2018 - $134 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the nine months ended September 30, 2019, the Corporation repurchased approximately $88 million (September 30, 2018 - $264 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, the risk associated with the loans is reduced due to their guaranteed nature. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 13 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2019 and 2018.

	For the quarter ended September 30, 2019
	Non-covered	Non-covered
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$18,548	$100,303	$118,851
Write-downs in value	(348)	(745)	(1,093)
Additions	1,080	16,572	17,652
Sales	(2,069)	(15,182)	(17,251)
Other adjustments	-	(231)	(231)
Ending balance	$17,211	$100,717	$117,928

	For the nine months ended September 30, 2019
	Non-covered	Non-covered
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(1,327)	(3,896)	(5,223)
Additions	4,259	41,042	45,301
Sales	(7,515)	(50,742)	(58,257)
Other adjustments	-	(598)	(598)
Ending balance	$17,211	$100,717	$117,928

	For the quarter ended September 30, 2018
	Non-covered	Non-covered
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$25,262	$116,801	$142,063
Write-downs in value	(487)	(2,584)	(3,071)
Additions	2,006	11,517	13,523
Sales	(1,309)	(17,296)	(18,605)
Other adjustments	-	(130)	(130)
Ending balance	$25,472	$108,308	$133,780

	For the nine months ended September 30, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(1,889)	(9,123)	(287)	(11,299)
Additions	9,047	17,047	-	26,094
Sales	(3,932)	(62,051)	(3,282)	(69,265)
Other adjustments	835	(747)	(693)	(605)
Transfer to non-covered status[1]	-	15,333	(15,333)	-
Ending balance	$25,472	$108,308	$-	$133,780
[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

Note 14 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2019	December 31, 2018
Net deferred tax assets (net of valuation allowance)	$909,638	$1,049,895
Investments under the equity method	236,551	228,072
Prepaid taxes	38,622	33,842
Other prepaid expenses	91,115	82,742
Derivative assets	15,234	13,603
Trades receivable from brokers and counterparties	67,050	40,088
Principal, interest and escrow servicing advances	84,060	88,371
Guaranteed mortgage loan claims receivable	95,424	59,613
Operating ROU assets (Note 29)	137,076	-
Finance ROU assets (Note 29)	12,663	-
Others	123,757	117,908
Total other assets	$1,811,190	$1,714,134

Note 15 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and nine months ended September 30, 2019.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018, allocated by reportable segments, were as follows (refer to Note 35 for the definition of the Corporation’s reportable segments):

2018
			Purchase
	Balance at	Goodwill on	accounting	Goodwill	Balance at
(In thousands)	January 1, 2018	acquisition	adjustments	impairment	September 30, 2018
Banco Popular de Puerto Rico	$276,420	$60,242	$-	$-	$336,662
Popular U.S.	350,874	-	-	-	350,874
Total Popular, Inc.	$627,294	$60,242	$-	$-	$687,536

The goodwill recognized during the quarter ended September 30, 2018 in the reportable segment of Banco Popular de Puerto Rico of $60.2 million was related to the Reliable Transaction. Refer to Note 4, Business combination, for additional information.

Other Intangible Assets

At September 30, 2019 and December 31, 2018, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2019
Core deposits	$37,224	$28,861	$8,363
Other customer relationships	36,644	30,065	6,579
Trademark	488	114	374
Total other intangible assets	$74,356	$59,040	$15,316
December 31, 2018
Core deposits	$37,224	$26,070	$11,154
Other customer relationships	34,915	25,847	9,068
Trademark	488	41	447
Total other intangible assets	$72,627	$51,958	$20,669

During the quarter ended September 30, 2019, the Corporation recognized $ 2.4 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2018 - $ 2.3 million). During the nine months ended September 30, 2019, the Corporation recognized $ 7.1 million in amortization related to other intangible assets with definite useful lives (September 30, 2018 - $ 7.0 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2019	$2,288
Year 2020	5,410
Year 2021	2,600
Year 2022	1,724
Year 2023	1,684
Later years	1,610

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2019 using July 31, 2019 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

•a selection of comparable publicly traded companies, based on nature of business, location and size;

•a selection of comparable acquisition and capital raising transactions;

•the discount rate applied to future earnings, based on an estimate of the cost of equity;

•the potential future earnings of the reporting unit; and

•the market growth and new business assumptions.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.14% to 12.58% for the 2019 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

BPPR passed Step 1 in the annual test as of July 31, 2019. The results indicated that the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $1.2 billion or 37%. Accordingly, there was no indication of impairment on the goodwill recorded in BPPR at July 31, 2019 and there was no need for a Step 2 analysis.

PB also passed Step 1 in the annual test as of July 31, 2019. The results indicated that the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded PB’s equity value by approximately $338 million or 21%. Accordingly, there was no indication of impairment on the goodwill recorded in PB at July 31, 2019 and there was no need for a Step 2 analysis.

The goodwill balance of BPPR and PB, as legal entities, represented approximately 91% of the Corporation’s total goodwill balance as of the July 31, 2019 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units in the July 31, 2019 annual assessment were reasonable.

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

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2019
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	September 30,	Accumulated	September 30,
	2019	impairment	2019	2019	impairment	2019
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122	$839,334	$168,212	$671,122

December 31, 2018
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2018	impairment	2018	2018	impairment	2018
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874
Total Popular, Inc.	$795,506	$168,212	$627,294	$839,334	$168,212	$671,122

Note 16 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	September 30, 2019	December 31, 2018
Savings accounts	$10,602,678	$9,722,824
NOW, money market and other interest bearing demand deposits	16,995,390	13,221,415
Total savings, NOW, money market and other interest bearing demand deposits	27,598,068	22,944,239
Certificates of deposit:
Under $100,000	3,259,238	3,260,330
$100,000 and over	4,536,919	4,356,434
Total certificates of deposit	7,796,157	7,616,764
Total interest bearing deposits	$35,394,225	$30,561,003

A summary of certificates of deposit by maturity at September 30, 2019 follows:

(In thousands)
2019	$2,444,749
2020	2,429,159
2021	1,094,553
2022	734,807
2023	514,984
2024 and thereafter	577,905
Total certificates of deposit	$7,796,157

At September 30, 2019, the Corporation had brokered deposits amounting to $ 0.6 billion (December 31, 2018 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $5 million at September 30, 2019 (December 31, 2018 - $5 million).

Note 17 – Borrowings

Assets sold under agreements to repurchase amounted $213 million at September 30, 2019 and $282 million December 31, 2018.

The Corporation’s repurchase transactions are overcollateralized with the securities detailed in the table below. The Corporation’s repurchase agreements have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. Pursuant to the Corporation’s accounting policy, the repurchase agreements are not offset with other repurchase agreements held with the same counterparty.

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2019	December 31, 2018
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$9,400	$138,689
After 30 to 90 days	29,386	79,374
After 90 days	142,818	19,558
Total U.S. Treasury securities	181,604	237,621
Obligations of U.S. government sponsored entities
After 30 to 90 days	-	6,055
Total obligations of U.S. government sponsored entities	-	6,055
Mortgage-backed securities
Within 30 days	30,184	6,859
After 90 days	-	20,465
Total mortgage-backed securities	30,184	27,324
Collateralized mortgage obligations
Within 30 days	1,309	10,529
Total collateralized mortgage obligations	1,309	10,529
Total	$213,097	$281,529

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

There were no other short-term borrowings outstanding at September 30, 2019, compared to $42 thousand at December 31, 2018.

The following table presents the composition of notes payable at September 30, 2019 and December 31, 2018.

(In thousands)	September 30, 2019	December 31, 2018
Advances with the FHLB with maturities ranging from 2019 through 2029 paying interest at monthly fixed rates ranging from 1.04% to 4.19%	$472,355	$524,052
Advances with the FHLB paying interest monthly at a floating rate	-	13,000
Advances with the FHLB maturing on 2019 paying interest quarterly at a floating rate of 0.24% over the 3 month LIBOR	14,430	19,724
Unsecured senior debt securities maturiting on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 5,010	294,990	294,039
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $402	384,895	384,875
Capital lease obligations	-	20,412
Total notes payable	$1,166,670	$1,256,102
Note: Refer to the Corporation's 2018 Form 10-K for rates information at December 31, 2018.

A breakdown of borrowings by contractual maturities at September 30, 2019 is included in the table below.
	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2019	$70,279	$65,309	$135,588
2020	142,818	139,996	282,814
2021	-	50,040	50,040
2022	-	103,148	103,148
2023	-	318,251	318,251
Later years	-	489,926	489,926
Total borrowings	$213,097	$1,166,670	$1,379,767

At September 30, 2019 and December 31, 2018, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.7 billion and $3.4 billion, respectively, of which $0.5 billion and $0.6 billion, respectively, were used. In addition, at September 30, 2019 and December 31, 2018, the Corporation had placed $0.8 billion and $0.9 billion, respectively, of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with LHIP, and do not have restrictive covenants or callable features.

Also, at September 30, 2019, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.1 billion (2018 - $1.2 billion), which remained unused at September 30, 2019 and December 31, 2018. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 18 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2019	December 31, 2018
Accrued expenses	$249,979	$276,120
Accrued interest payable	37,411	44,638
Accounts payable	71,366	66,381
Dividends payable	29,016	25,092
Trades payable	26,782	64
Liability for GNMA loans sold with an option to repurchase	98,758	134,260
Reserves for loan indemnifications	49,204	67,066
Reserve for operational losses	41,501	40,921
Operating lease liabilities (Note 29)	152,421	-
Finance lease liabilities (Note 29)	19,606	-
Pension benefit obligation	45,239	68,736
Postretirement benefit obligation	154,304	153,415
Others	50,418	45,115
Total other liabilities	$1,026,005	$921,808

Note 19 – Stockholders’ equity

As of September 30, 2019, stockholder’s equity totaled $5.9 billion. During the nine months ended September 30, 2019, the Corporation declared cash dividends on its common stock of $ 87.0 million (September 30, 2018 - $76.2 million). The quarterly dividend declared to shareholders of record as of the close of business on August 30, 2019, which amounted to $29.0 million, was paid on October 1, 2019

. Dividends per share declared for the quarter and nine months ended September 30, 2019 were $0.30 and $0.90, respectively (2018 - $0.25 and $0.75, respectively).

During the quarter ended September 30, 2018, the Corporation entered into a $125 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 2,000,000 shares of common stock (the “Initial Shares”), which was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $102 million in treasury stock and $23 million as a reduction of capital surplus. The Corporation completed the ASR during the fourth quarter of 2018 and received 438,180 additional shares of common stock. The final number of shares delivered at settlement was based on the average daily volume weighted average price (“VWAP”) of its common stock, net of a discount, during the term of the ASR of $51.27.

On February 28, 2019, the Corporation entered into a $250 million “ASR” transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial shares, the Corporation recognized in shareholders’ equity approximately $200 million in treasury stock and $50 million as a reduction in capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Note 20 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and nine months ended September 30, 2019 and 2018.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Nine months ended
		September 30,		September 30,
(In thousands)		2019	2018	2019	2018
Foreign currency translation	Beginning Balance	$(52,378)	$(46,397)	$(49,936)	$(43,034)
	Other comprehensive income (loss)	155	(605)	(2,287)	(3,968)
	Net change	155	(605)	(2,287)	(3,968)
	Ending balance	$(52,223)	$(47,002)	$(52,223)	$(47,002)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(196,491)	$(199,895)	$(203,836)	$(205,408)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,673	3,285	11,018	9,856
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	-	(529)	-	(1,587)
	Net change	3,673	2,756	11,018	8,269
	Ending balance	$(192,818)	$(197,139)	$(192,818)	$(197,139)
Unrealized net holding gains (losses) on debt securities	Beginning Balance	$58,044	$(250,422)	$(173,811)	$(102,775)
	Other comprehensive income (loss)	50,970	(39,845)	282,825	(187,492)
	Amounts reclassified from accumulated other comprehensive income (loss) for loss on securities	16	-	16	-
	Net change	50,986	(39,845)	282,841	(187,492)
	Ending balance	$109,030	$(290,267)	$109,030	$(290,267)
Unrealized holding gains on equity securities	Beginning Balance	$-	$-	$-	$605
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	-	(605)
	Net change	-	-	-	(605)
	Ending balance	$-	$-	$-	$-
Unrealized net (losses) gains on cash flow hedges	Beginning Balance	$(388)	$(78)	$(391)	$(40)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	(50)	-
	Other comprehensive (loss) income before reclassifications	(3,201)	208	(4,349)	790
	Amounts reclassified from accumulated other comprehensive loss	720	89	1,921	(531)
	Net change	(2,481)	297	(2,478)	259
	Ending balance	$(2,869)	$219	$(2,869)	$219
	Total	$(138,880)	$(534,189)	$(138,880)	$(534,189)
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2019 and 2018.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Nine months ended
	Affected Line Item in the	September 30,		September 30,
(In thousands)	Consolidated Statements of Operations	2019	2018	2019	2018
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,877)	$(5,386)	$(17,629)	$(16,157)
Amortization of prior service credit	Personnel costs	-	868	-	2,603
	Total before tax	(5,877)	(4,518)	(17,629)	(13,554)
	Income tax benefit	2,204	1,762	6,611	5,285
	Total net of tax	$(3,673)	$(2,756)	$(11,018)	$(8,269)
Unrealized holding gains (losses) on debt securities
Realized loss on sale of debt securities	Net loss on sale of debt securities	(20)	-	(20)	-
	Total before tax	(20)	-	(20)	-
	Income tax benefit	4	-	4	-
	Total net of tax	$(16)	$-	$(16)	$-
Unrealized net (losses) gains on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,337)	$(147)	$(3,258)	$870
Interest rate swaps	Other operating income	116	-	116	-
	Total before tax	(1,221)	(147)	(3,142)	870
	Income tax benefit (expense)	501	58	1,221	(339)
	Total net of tax	$(720)	$(89)	$(1,921)	$531
	Total reclassification adjustments, net of tax	$(4,409)	$(2,845)	$(12,955)	$(7,738)

Note 21 – Guarantees

At September 30, 2019, the Corporation recorded a liability of $0.2 million (December 31, 2018 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2019, the Corporation serviced $1.2 billion (December 31, 2018 - $1.3 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2019, the Corporation repurchased approximately $15 million and $38 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2018 - $4 million and $13 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2019, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $45 million (December 31, 2018 - $56 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months ended September 30, 2019 and 2018.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Balance as of beginning of period	$48,100	$57,425	$56,230	$58,820
Provision for recourse liability	2,755	3,000	3,711	5,991
Net charge-offs	(5,394)	(2,678)	(14,480)	(7,064)
Balance as of end of period	$45,461	$57,747	$45,461	$57,747

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the quarter and nine months period ended September 30, 2019, compared to $2 million and $12 million, respectively for the same periods of last year. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2019 and 2018.
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Balance as of beginning of period	$3,825	$11,153	$10,837	$11,742
Provision (reversal) for representation and warranties	(81)	(104)	(4,488)	194
Net charge-offs	-	(39)	(75)	(926)
Settlements paid	-	-	(2,530)	-
Balance as of end of period	$3,744	$11,010	$3,744	$11,010

During the second quarter of 2019, the Corporation recorded the release of a $4.4 million reserve taken in connection with a sale of loans completed during the year 2013.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2019, the Corporation serviced $15.0 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2018 - $15.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2019, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $84 million (December 31, 2018 - $88 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at September 30, 2019 and December 31, 2018. In addition, at September 30, 2019 and December 31, 2018, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the Consolidated Financial Statements in the 2018 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit:
Credit card lines	$4,575,290	$4,468,481
Commercial and construction lines of credit	2,854,512	2,751,390
Other consumer unused credit commitments	260,098	254,491
Commercial letters of credit	4,798	2,695
Standby letters of credit	79,400	26,479
Commitments to originate or fund mortgage loans	45,814	22,629

At September 30, 2019 and December 31, 2018, the Corporation maintained a reserve of approximately $8 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

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

At September 30, 2019 and December 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $432 million and $458 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $391 million consists of loans and $41 million are securities ($413 million and $ 45 million at December 31, 2018). Substantially all of the amount outstanding at September 30, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2019 the Corporation received principal payments amounting to $22 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of September 30, 2019:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$7	$-	$7	$7
After 5 to 10 years	35	-	35	35
After 10 years	549	-	549	549
Total Central Government	591	-	591	591
Municipalities
Within 1 year	3,745	78,108	81,853	81,853
After 1 to 5 years	17,580	139,283	156,863	156,863
After 5 to 10 years	18,195	82,967	101,162	101,162
After 10 years	655	90,601	91,256	91,256
Total Municipalities	40,175	390,959	431,134	431,134
Total Direct Government Exposure	$40,766	$390,959	$431,725	$431,725

In addition, at September 30, 2019, the Corporation had $355 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $281 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and subsequent foreclosure of the underlying property. The Corporation also had at September 30, 2019, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and subsequent foreclosure of the underlying property (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, the Governor has not exercised this power as of the date hereof. In addition, at September 30, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $21 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $72 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $27.2 million as of September 30, 2019. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A motion for dismissal on the merits filed by the Defendant Insurance Companies was denied with a right to replead following limited targeted discovery. The Court of Appeals and the Puerto Rico Supreme Court both denied the Popular Defendants’ request to review the lower court’s denial of the motion to dismiss. In December 2017, plaintiffs amended the complaint and, on January 2018, defendants filed an answer thereto. Separately, in October 2017, the Court entered an order whereby it broadly certified the class, after which the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which the Court declined to entertain. In November 2018 and in January 2019, Plaintiffs filed voluntary dismissal petitions against MAPFRE-PRAICO Insurance Company and Antilles Insurance Company, respectively, leaving the Popular Defendants as the sole remaining defendants in the action.

In April 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. The Court set March 20, 2020 as the deadline to complete discovery and scheduled a pre-trial hearing and tentative trial dates for the second half of 2020.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015 Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in monopolistic practices in failing to offer this product). In July 2017, after co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment and, in March 2018, the Court of Appeals reversed the Court of First Instance’s dismissal. The Puerto Rico Supreme Court denied review. At the request of the parties, the Court agreed to first decide certain threshold questions of law but, on August 15, 2019, the Popular Defendants and the Plaintiffs filed a Joint Motion where they informed the Court that Plaintiffs were simultaneously filing voluntary dismissals with prejudice against all other parties. On September 13, 2019, a status hearing was held where the Plaintiffs and the Popular Defendants informed the Court that the parties were in the process of stipulating a class for settlement purposes. The Court set a status hearing for November 14, 2019, where the parties currently expect to submit settlement terms for the Court’s approval.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks) be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, on August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. The Court of Appeals has entered an order where it consolidated three pending appeals related to the same subset of facts. The plaintiffs filed their appellate brief on August 16, 2019, but on September 24, 2019, the Court of Appeals ordered plaintiffs to submit a new brief for the consolidated appeals that complied with the applicable appellate procedural rules. On October 4, 2019, plaintiffs filed a revised brief, which defendants believe yet again do not comply with applicable court rules. On November 4, 2019, defendants filed their appellate brief, along with a motion to dismiss the appeal due to the plaintiffs’ repeated failure to comply with the Circuit Court’s rules and orders.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. On April 5, 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration on April 15, 2019, which Popular timely opposed. The Court held a hearing on May 14, 2019 to entertain the Motion for Reconsideration and other pending miscellaneous motions and, on September 30, 2019, issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. On October 17, 2019, the Plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which BPPR opposed on October 31, 2019.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary mortgage lender in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand $30 million in damages plus attorney’s fees, costs and the annulment of their mortgages. BPPR extended plaintiffs four consecutive six-month payment forbearances, the last of which is still in effect, and it is engaged in settlement discussions with plaintiffs. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral Bank-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement with the FDIC. The FDIC filed a Notice of Removal to the United States District Court for the District of Puerto Rico on March 2018 and, in April 2018, the state court stayed the proceedings in response thereto. In October 2018, the Court granted the FDIC’s motion to stay the proceedings until plaintiffs have exhausted administrative remedies and, thereafter, the FDIC filed a motion to dismiss all claims for lack of subject matter jurisdiction due to plaintiffs’ failure to properly make any applicable administrative claims. Such motion was referred to a Magistrate Judge, which on May 17, 2019 recommended that the motion be granted and all claims against the FDIC be dismissed. On September 30, 2019, the District Judge issued an order where she adopted the Report and Recommendation of the Magistrate Judge granting the FDIC’s Motion to Dismiss and remanding the remaining claims related to mortgage loans not acquired from Doral (approximately eight (8) loans) to the Commonwealth of Puerto Rico’s Court of First Instance. The District Judge has yet to issue an Opinion and Order triggering the applicable appeal terms.

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

Separately, in July 2017, management learned that certain letters related to approximately 23,000 residential mortgage loans generated by the Corporation to comply with Bureau of Consumer Financial Protection (“CFPB”) rules requiring written notification to borrowers who have submitted a loss mitigation application were not mailed to borrowers over a period of up to approximately three-years due to a systems interface error. Loss mitigation is a process whereby creditors work with mortgage loan borrowers who are having difficulties making their loan payments on their debt. The Corporation corrected the systems interface error that caused the letters not to be sent, notified applicable regulators, completed a review of its mortgage files to assess the scope of potential customer impact and conducted outreach and remediation efforts with respect to borrowers potentially affected by the systems interface error.

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

On November 30, 2018, the Court issued an order where it ruled that: (1) the Lenders, as petitioning creditors, satisfied the three-prong requirement for filing an involuntary petition; (2) nonetheless, bad faith is an independent cause for dismissal of an involuntary petition under section 303(b) of the Bankruptcy Code; and (3) the Involuntary Debtors failed to show that dismissal pursuant to section 305(a)(1) abstention is in the best interest of both the creditors and the debtors. Hearings to consider whether the involuntary petitions were filed in bad faith, that is, for an improper purpose that constitutes an abuse of the bankruptcy process were held during June and July 2019. On October 11, 2019, the Court entered an Opinion and Order determining that the involuntary petitions were not filed in bad faith and issued an order for relief under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. On October 25, 2019, the debtors filed a Notice of Appeal to the U.S. District Court, which the Lenders expect to timely oppose.

POPULAR BANK

Employment-Related Litigation

On July 30, 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, on July 30, 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiffs in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. On October 21, 2019, PB and the other defendants filed several Motions to Dismiss. Plaintiffs have until December 11, 2019 to respond.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in 193 arbitration proceedings with aggregate claimed amounts of approximately $245 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against

Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

On August 20, 2018, Kobre & Kim issued its Final Report, which contained various references to the Popular Companies, including an allegation that Popular Securities participated as an underwriter in the Commonwealth’s 2014 issuance of government obligation bonds notwithstanding having allegedly advised against it. The report noted that such allegation could give rise to an unjust enrichment claim against the Corporation and could also serve as a basis to equitably subordinate claims filed by the Corporation in the Title III proceeding to other third-party claims.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 25 to the Consolidated Financial Statements for additional information on the debt securities outstanding at September 30, 2019 and December 31, 2018, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at September 30, 2019 and December 31, 2018.

(In thousands)	September 30, 2019	December 31, 2018
Assets
Servicing assets:
Mortgage servicing rights	$113,148	$136,280
Total servicing assets	$113,148	$136,280
Other assets:
Servicing advances	$31,839	$37,988
Total other assets	$31,839	$37,988
Total assets	$144,987	$174,268
Maximum exposure to loss	$144,987	$174,268

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $10.0 billion at September 30, 2019 (December 31, 2018 - $10.6 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2019 and December 31, 2018, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at September 30, 2019 and December 31, 2018.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Assets
Other assets:
Equity investment	$6,393	$6,469	$3,409	$5,794
Total assets	$6,393	$6,469	$3,409	$5,794
Liabilities
Deposits	$(909)	$(2,566)	$(9,582)	$(7,994)
Total liabilities	$(909)	$(2,566)	$(9,582)	$(7,994)
Total net assets	$5,484	$3,903	$(6,173)	$(2,200)
Maximum exposure to loss	$5,484	$3,903	$-	$-

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2019 would be not recovering the net assets held by the Corporation as of the reporting date.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2019.

Note 24 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2019, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.20%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $ 1.7 million in dividend distributions during the nine months ended September 30, 2019, from its investments in EVERTEC’s holding company (September 30, 2018 - $ 0.6 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	September 30, 2019	December 31, 2018
Equity investment in EVERTEC	$69,380	$60,591

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2019 and December 31, 2018. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2019	December 31, 2018
Accounts receivable (Other assets)	$2,561	$6,829
Deposits	(47,108)	(28,606)
Accounts payable (Other liabilities)	(1,512)	(3,671)
Net total	$(46,059)	$(25,448)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2019 and 2018.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2019	September 30, 2019
Share of income from the investment in EVERTEC	$4,010	$12,709
Share of other changes in EVERTEC's stockholders' equity	621	703
Share of EVERTEC's changes in equity recognized in income	$4,631	$13,412

	Quarter ended	Nine months ended
(In thousands)	September 30, 2018	September 30, 2018
Share of income from the investment in EVERTEC	$3,682	$10,586
Share of other changes in EVERTEC's stockholders' equity	(34)	601
Share of EVERTEC's changes in equity recognized in income	$3,648	$11,187

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2019 and 2018. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2019	September 30, 2019	Category
Interest expense on deposits	$(27)	$(59)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,221	22,897	Other service fees
Rental income charged to EVERTEC	1,744	5,337	Net occupancy
Processing fees on services provided by EVERTEC	(55,901)	(164,255)	Professional fees
Other services provided to EVERTEC	247	873	Other operating expenses
Total	$(47,716)	$(135,207)

	Quarter ended	Nine months ended
(In thousands)	September 30, 2018	September 30, 2018	Category
Interest expense on deposits	$(21)	$(46)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	8,486	24,940	Other service fees
Rental income charged to EVERTEC	1,781	5,297	Net occupancy
Processing fees on services provided by EVERTEC	(48,360)	(142,443)	Professional fees
Other services provided to EVERTEC	279	884	Other operating expenses
Total	$(37,835)	$(111,368)

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

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Equity investment	$6,393	$6,469	$3,409	$5,794

The Corporation held deposits from these entities, as follows:

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Deposits (non-interest bearing)	$(909)	$(2,566)	$(9,582)	$(7,994)

The Corporation’s proportionate share of income or loss from these entities is presented in the following table and is included in other operating income in the Consolidated Statements of Operations.

	PRLP 2011 Holdings, LLC				PR Asset Portfolio 2013-1 International, LLC
	Quarter ended		Nine months ended		Quarter ended		Nine months ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Share of income (loss) from the equity investment	$(65)	$55	$(76)	$(257)	$(236)	$112	$306	$(5,297)

During the nine months ended September 30, 2019, the Corporation received $ 2.7 million in capital distributions from its investment in PR Asset Portfolio 2013-1 International, LLC (September 30, 2018 - $ 2.0 million). There were no transactions between the Corporation and PRLP 2011 Holdings, LLC during the nine months ended September 30, 2019 and 2018.

Centro Financiero BHD León

At September 30, 2019, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the nine months ended September 30, 2019, the Corporation recorded $ 20.1 million in earnings from its investment in BHD León (September 30, 2018 - $ 22.1 million), which had a carrying amount of $ 150.0 million at September 30, 2019 (December 31, 2018 - $ 140.4 million). On December 2017, BPPR extended a credit facility of $ 40 million to BHD León. This credit facility was repaid during the quarter ended March 31, 2018. The Corporation received $ 12.6 million in dividend distributions during the nine months ended September 30, 2019 from its investment in BHD León (September 30, 2018 - $ 12.6 million).

On June 30, 2017, BPPR extended an $8 million credit facility to Grupo Financiero Leon, S.A. Panamá (“GFL”), a shareholder of BHD León with an outstanding balance of $8 million at September 30, 2018. The sources of repayment for this loan were the dividends to be received by GFL from its investment in BHD León. BPPR’s credit facility ranked pari passu with another $8 million credit facility extended to GFL by BHD International Panama, an affiliate of BHD León. This credit facility was repaid during the quarter ended June 30, 2018.

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

For the nine months ended September 30, 2019 administrative fees charged to these investment companies amounted to $ 4.8 million (September 30, 2018 - $ 5.1 million) and waived fees amounted to $ 1.6 million (September 30, 2018 - $ 1.6 million), for a net fee of $ 3.2 million (September 30, 2018 - $ 3.5 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of September 30, 2019, the available lines of credit facilities amounted to $ 330 million (December 31, 2018 - $ 330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At September 30, 2019 there was no outstanding balance for these credit facilities.

Other related party transactions

On August 2018, BPPR acquired certain assets and assumed certain liabilities of Reliable Financial Services and Reliable Finance Holding Company, Puerto Rico-based subsidiaries of Wells Fargo & Company engaged in the auto finance business in Puerto Rico. Refer to Note 4 for additional information on this transaction. As part of the acquisition transaction, the Corporation entered into an agreement with Reliable Financial Services to sublease the space necessary to continue the acquired operations. Reliable Financial Services’ underlying lease agreement was with an entity in which the Corporation’s Chairman of the Board and his family members hold an ownership interest. This lease expired on April 30, 2019 pursuant to its terms. During the quarter ended March 31, 2019, the Corporation paid to Reliable Financial Services approximately $0.4 million under the sublease.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

At September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$4,487,422	$6,016,866	$-	$10,504,288
Obligations of U.S. Government sponsored entities	-	187,092	-	187,092
Obligations of Puerto Rico, States and political subdivisions	-	6,931	-	6,931
Collateralized mortgage obligations - federal agencies	-	630,636	-	630,636
Mortgage-backed securities	-	5,148,581	1,209	5,149,790
Other	-	373	-	373
Total debt securities available-for-sale	$4,487,422	$11,990,479	$1,209	$16,479,110
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$2,758	$2	$-	$2,760
Obligations of Puerto Rico, States and political subdivisions	-	649	-	649
Collateralized mortgage obligations	-	79	557	636
Mortgage-backed securities	-	28,772	26	28,798
Other	-	3,004	456	3,460
Total trading account debt securities, excluding derivatives	$2,758	$32,506	$1,039	$36,303
Equity securities	$-	$19,778	$-	$19,778
Mortgage servicing rights	-	-	150,652	150,652
Derivatives	-	15,234	-	15,234
Total assets measured at fair value on a recurring basis	$4,490,180	$12,057,997	$152,900	$16,701,077
Liabilities
Derivatives	$-	$(14,069)	$-	$(14,069)
Total liabilities measured at fair value on a recurring basis	$-	$(14,069)	$-	$(14,069)

At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,719,740	$5,552,456	$-	$8,272,196
Obligations of U.S. Government sponsored entities	-	333,309	-	333,309
Obligations of Puerto Rico, States and political subdivisions	-	6,742	-	6,742
Collateralized mortgage obligations - federal agencies	-	728,671	-	728,671
Mortgage-backed securities	-	3,957,545	1,233	3,958,778
Other	-	488	-	488
Total debt securities available-for-sale	$2,719,740	$10,579,211	$1,233	$13,300,184
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,278	$-	$-	$6,278
Obligations of Puerto Rico, States and political subdivisions	-	134	-	134
Collateralized mortgage obligations	-	48	611	659
Mortgage-backed securities	-	27,214	43	27,257
Other	-	2,974	485	3,459
Total trading account debt securities, excluding derivatives	$6,278	$30,370	$1,139	$37,787
Equity securities	$-	$13,296	$-	$13,296
Mortgage servicing rights	-	-	169,777	169,777
Derivatives	-	13,603	-	13,603
Total assets measured at fair value on a recurring basis	$2,726,018	$10,636,480	$172,149	$13,534,647
Liabilities
Derivatives	$-	$(12,320)	$-	$(12,320)
Total liabilities measured at fair value on a recurring basis	$-	$(12,320)	$-	$(12,320)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and nine months ended September 30, 2019 and 2018 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Nine months ended September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$65,922	$65,922	$(10,761)
Other real estate owned[2]	-	-	17,942	17,942	(3,486)
Other foreclosed assets[2]	-	-	1,221	1,221	(153)
Long-lived assets held-for-sale[3]	-	-	2,500	2,500	(2,591)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$87,585	$87,585	$(16,991)
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

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of long-lived assets held-for-sale that were written down to their fair value.

Nine months ended September 30, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$79,347	$79,347	$(28,769)
Other real estate owned[2]	-	-	42,572	42,572	(8,744)
Other foreclosed assets[2]	-	-	2,596	2,596	(957)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$124,515	$124,515	$(38,470)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2019 and 2018.

Quarter ended September 30, 2019
	MBS	CMOs		Other
	classified	classified		securities
	as debt	as trading	MBS	classified
	securities	account	classified as	as trading	Mortgage
	available-	debt	trading account	account debt	servicing	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets
Balance at June 30, 2019	$1,235	$618	$26	$468	$153,021	$155,368
Gains (losses) included in earnings	-	(1)	-	(12)	(4,842)	(4,855)
Gains (losses) included in OCI	(1)	-	-	-	-	(1)
Additions	-	1	-	-	2,473	2,474
Settlements	(25)	(61)	-	-	-	(86)
Balance at September 30, 2019	$1,209	$557	$26	$456	$150,652	$152,900
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2019	$-	$1	$-	$5	$(1,575)	$(1,569)

Nine months ended September 30, 2019
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at January 1, 2019	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	-	(1)	(29)	(25,853)	(25,883)
Gains (losses) included in OCI	1	-	-	-	-	1
Additions	-	65	25	-	6,728	6,818
Settlements	(25)	(119)	(41)	-	-	(185)
Balance at September 30, 2019	$1,209	$557	$26	$456	$150,652	$152,900
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2019	$-	$-	$1	$13	$(15,993)	$(15,979)

Quarter ended September 30, 2018
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at June 30, 2018	$1,264	$670	$43	$506	$164,025	$166,508
Gains (losses) included in earnings	-	-	-	(8)	(4,194)	(4,202)
Gains (losses) included in OCI	(1)	-	-	-	-	(1)
Additions	-	7	-	-	2,946	2,953
Settlements	-	(33)	-	-	-	(33)
Balance at September 30, 2018	$1,263	$644	$43	$498	$162,777	$165,225
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2018	$-	$-	$-	$3	$-	$3

Nine months ended September 30, 2018
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration [1]	liabilities
Balance at January 1, 2018	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	-	6	-	(31)	(13,123)	(13,148)	(6,112)	(6,112)
Gains (losses) included in OCI	1	-	-	-	-	1	-	-
Additions	-	260	-	-	7,869	8,129	-	-
Settlements	(26)	(151)	-	-	-	(177)	170,970	170,970
Balance at September 30, 2018	$1,263	$644	$43	$498	$162,777	$165,225	$-	$-
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2018	$-	$6	$-	$14	$-	$20	$-	$-
[1]

Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation's loss share arrangement ahead of their contractual maturities. Refer to Note 10 for additional information.

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2019 and 2018 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2019		Nine months ended September 30, 2019
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(4,842)	$(1,575)	$(25,853)	$(15,993)
Trading account profit (loss)	(13)	6	(30)	14
Total	$(4,855)	$(1,569)	$(25,883)	$(15,979)

	Quarter ended September 30, 2018		Nine months ended September 30, 2018
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
FDIC loss share expense	$-	$-	$(6,112)	$-
Mortgage banking activities	(4,194)	-	(13,123)	-
Trading account profit (loss)	(8)	3	(25)	20
Total	$(4,202)	$3	$(19,260)	$20

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	Fair value
	at September 30,
(In thousands)	2019		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$557		Discounted cash flow model	Weighted average life	1.7 years (1.4 - 1.8 years)
				Yield	4.0% (3.9% - 4.4%)
				Prepayment speed	18.5% (15.2% - 20.7%)
Other - trading	$456		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$150,652		Discounted cash flow model	Prepayment speed	6.8% (0.2% - 19.9%)
				Weighted average life	6.2 years (0.1 - 13.9 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$62,442	[2]	External appraisal	Haircut applied on
				external appraisals	10.3% (10.0% - 21.0%)
Other real estate owned	$15,003	[3]	External appraisal	Haircut applied on
				external appraisals	23.5% (10.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2019 and December 31, 2018, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	September 30, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$502,060	$502,060	$-	$-	$502,060
Money market investments	5,168,585	5,162,672	5,913	-	5,168,585
Trading account debt securities, excluding derivatives[1]	36,303	2,758	32,506	1,039	36,303
Debt securities available-for-sale[1]	16,479,110	4,487,422	11,990,479	1,209	16,479,110
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$85,598	$-	$-	$91,808	$91,808
Collateralized mortgage obligation-federal agency	48	-	-	50	50
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	499	-	499
Total debt securities held-to-maturity	$97,707	$-	$12,060	$91,858	$103,918
Equity securities:
FHLB stock	$46,729	$-	$46,729	$-	$46,729
FRB stock	92,648	-	92,648	-	92,648
Other investments	21,081	-	19,778	7,296	27,074
Total equity securities	$160,458	$-	$159,155	$7,296	$166,451
Loans held-for-sale	$56,370	$-	$-	$57,572	$57,572
Loans held-in-portfolio	26,495,610	-	-	24,603,515	24,603,515
Mortgage servicing rights	150,652	-	-	150,652	150,652
Derivatives	15,234	-	15,234	-	15,234
	September 30, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$36,370,038	$-	$36,370,038	$-	$36,370,038
Time deposits	7,796,157	-	7,648,739	-	7,648,739
Total deposits	$44,166,195	$-	$44,018,777	$-	$44,018,777
Assets sold under agreements to repurchase	$213,097	$-	$212,812	$-	$212,812
Notes payable:
FHLB advances	$486,785	$-	$496,552	$-	$496,552
Unsecured senior debt securities	294,990	-	322,014	-	322,014
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,895	-	406,485	-	406,485
Total notes payable	$1,166,670	$-	$1,225,051	$-	$1,225,051
Derivatives	$14,069	$-	$14,069	$-	$14,069
[1]	Refer to Note 25 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level

	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$394,035	$394,035	$-	$-	$394,035
Money market investments	4,171,048	4,161,832	9,216	-	4,171,048
Trading account debt securities, excluding derivatives[1]	37,787	6,278	30,370	1,139	37,787
Debt securities available-for-sale[1]	13,300,184	2,719,740	10,579,211	1,233	13,300,184
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$89,459	$-	$-	$90,534	$90,534
Collateralized mortgage obligation-federal agency	55	-	-	58	58
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$101,575	$-	$12,061	$90,592	$102,653
Equity securities:
FHLB stock	$51,628	$-	$51,628	$-	$51,628
FRB stock	89,358	-	89,358	-	89,358
Other investments	14,598	-	13,296	5,539	18,835
Total equity securities	$155,584	$-	$154,282	$5,539	$159,821
Loans held-for-sale	$51,422	$-	$-	$52,474	$52,474
Loans held-in-portfolio	25,938,541	-	-	23,143,027	23,143,027
Mortgage servicing rights	169,777	-	-	169,777	169,777
Derivatives	13,603	-	13,603	-	13,603
	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$32,093,274	$-	$32,093,274	$-	$32,093,274
Time deposits	7,616,765	-	7,392,698	-	7,392,698
Total deposits	$39,710,039	$-	$39,485,972	$-	$39,485,972
Assets sold under agreements to repurchase	$281,529	$-	$281,535	$-	$281,535
Other short-term borrowings[2]	$42	$-	$42	$-	$42
Notes payable:
FHLB advances	$556,776	$-	$553,111	$-	$553,111
Unsecured senior debt	294,039	-	302,664	-	302,664
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,875	-	381,079	-	381,079
Capital lease obligations	20,412	-	-	20,412	20,412
Total notes payable	$1,256,102	$-	$1,236,854	$20,412	$1,257,266
Derivatives	$12,320	$-	$12,320	$-	$12,320
[1]	Refer to Note 25 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at September 30, 2019 and December 31, 2018 is $ 7.7 billion and $ 7.5 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at September 30, 2019 and December 31, 2018 is $ 84 million and $ 29 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 27 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2019	2018	2019	2018
Net income	$165,319	$140,648	$504,350	$511,755
Preferred stock dividends	(930)	(930)	(2,792)	(2,792)
Net income applicable to common stock	$164,389	$139,718	$501,558	$508,963
Average common shares outstanding	96,357,117	101,067,300	97,073,177	101,549,711
Average potential dilutive common shares	121,210	181,854	139,219	182,219
Average common shares outstanding - assuming dilution	96,478,327	101,249,154	97,212,396	101,731,930
Basic EPS	$1.71	$1.38	$5.17	$5.01
Diluted EPS	$1.70	$1.38	$5.16	$5.00

As disclosed in Note 19, during the quarter ended March 31, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,500,000 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remains outstanding as of September 30, 2019, for which the Corporation expects to receive additional shares upon termination of the ASR agreement. The diluted EPS computation for the quarter and nine months ended September 30, 2019 excludes 1,189,974 and 1,184,666 antidilutive shares, respectively, related to the ASR.

For the quarter and nine months ended September 30, 2019, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2018. For a discussion of the calculation under the treasury stock method, refer to Note 32 of the Consolidated Financial Statements included in the 2018 Form 10-K.

Note 28 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and nine months ended September 30, 2019 and 2018:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2019		2019
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$37,245	$3,724	$108,344	$10,933
Other service fees:
Debit card fees	11,459	260	34,110	813
Insurance fees, excluding reinsurance	8,921	1,152	29,786	2,753
Credit card fees, excluding late fees and membership fees	21,901	217	61,579	656
Sale and administration of investment products	5,714	-	16,705	-
Trust fees	5,277	-	15,844	-
Total revenue from contracts with customers [1]	$90,517	$5,353	$266,368	$15,155
[1]	The amounts include intersegment transactions of $ 0.2 million and $ 2.3 million, respectively, for the quarter and nine months ended September 30, 2019.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2018		2018
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$34,869	$3,278	$101,824	$9,880
Other service fees:
Debit card fees	10,723	261	33,543	763
Insurance fees, excluding reinsurance	8,210	1,187	24,097	2,642
Credit card fees, excluding late fees and membership fees	19,029	221	54,513	698
Sale and administration of investment products	5,696	-	16,071	-
Trust fees	5,034	-	15,593	-
Total revenue from contracts with customers [1]	$83,561	$4,947	$245,641	$13,983
[1]	The amounts include intersegment transactions of $ 0.2 million and $ 1.9 million, respectively, for the quarter and nine months ended September 30, 2018.

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

Note 29 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 34.3 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 14 and Note 18, respectively, for information on the balances of these lease assets and liabilities.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:

(In thousands)	Remaining 2019	2020	2021	2022	2023	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$7,566	$28,034	$25,444	$21,688	$19,405	$77,693	$179,830	$(27,409)	$152,421
Finance Leases	739	3,003	3,093	3,187	3,284	11,186	24,492	(4,886)	19,606

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarter ended	Nine months ended
(In thousands)	September 30,2019	September 30,2019
Finance lease cost:
Amortization of ROU assets	$422	$1,265
Interest on lease liabilities	296	901
Operating lease cost	7,233	23,156
Short-term lease cost	97	172
Variable lease cost	3	5
Sublease income	(29)	(84)
Total lease cost	$8,022	$25,415

Total rental expense for all operating leases, except those with terms of a month or less that were not renewed, for the quarter and nine months ended September 30, 2018 was $7.2 million and $22.2 million, respectively, which is included in net occupancy, equipment and communication expenses, according to their nature. Total amortization and interest expense for capital leases for the quarter ended September 30, 2018 was $0.3 million and $0.3 million, respectively. Total amortization and interest expense for capital leases for the nine months ended September 30, 2018 was $1.0 million and $0.8 million, respectively.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Nine months ended
(Dollars in thousands)	September 30,2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,527
Operating cash flows from finance leases	906
Financing cash flows from finance leases	1,269
ROU assets obtained in exchange for new lease obligations:
Operating leases	$7,882
Weighted-average remaining lease term:
Operating leases	8.6	years
Finance leases	7.5	years
Weighted-average discount rate:
Operating leases	3.6%
Finance leases	6.0%

As of September 30, 2019, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $26 million, which will have lease terms ranging from 10 to 20 years.

Note 30 – FDIC loss share income

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

Nine months ended
(In thousands)	September 30, 2018
Amortization	$(934)
80% mirror accounting on credit impairment losses	104
80% mirror accounting on reimbursable expenses	537
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(1,658)
Change in true-up payment obligation	(6,112)
Gain on FDIC loss-share Termination Agreement[1]	102,752
Other	36
Total FDIC loss-share income	$94,725
[1]	Refer to Note 10 for additional information of the Termination Agreement with the FDIC.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2019	2018	2019	2018
Personnel Cost:
Service cost	$-	$-	$190	$257
Other operating expenses:
Interest cost	7,109	6,373	1,489	1,390
Expected return on plan assets	(8,096)	(10,060)	-	-
Amortization of prior service cost/(credit)	-	-	-	(868)
Amortization of net loss	5,877	5,065	-	321
Total net periodic pension cost	$4,890	$1,378	$1,679	$1,100

	Pension Plans		OPEB Plan
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Personnel Cost:
Service cost	$-	$-	$570	$771
Other operating expenses:
Interest cost	21,329	19,119	4,466	4,171
Expected return on plan assets	(24,288)	(30,180)	-	-
Amortization prior service cost/(credit)	-	-	-	(2,603)
Amortization of net loss	17,629	15,195	-	962
Total net periodic pension cost	$14,670	$4,134	$5,036	$3,301

The Corporation paid the following contributions to the plans during the quarter ended September 30, 2019 and expects to pay the following contributions for the year ending December 31, 2019.

	For the quarters ended	For the year ending
(In thousands)	30-Sep-19	31-Dec-19
Pension Plans	$20,057	$20,229
OPEB Plan	$1,472	$8,128

Note 32 - Stock-based compensation

Incentive Plan

The Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”) permits the issuance of several types of stock based compensation for employees and directors of the Corporation and/or any of its subsidiaries. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stock and performance shares for its employees and restricted stock and restricted stock units (“RSU”) to its directors.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	295,340	$30.75
Granted	239,062	45.81
Performance Shares Quantity Adjustment	234,076	33.09
Vested	(372,271)	35.83
Forfeited	(14,021)	37.35
Non-vested at December 31, 2018	382,186	$36.41
Granted	218,169	55.55
Performance Shares Quantity Adjustment	22,973	55.51
Vested	(275,727)	44.97
Non-vested at September 30, 2019	347,601	$41.77

During the quarter ended September 30, 2019, 619 shares of restricted stock (September 30, 2018 – 8,395) were awarded to management under the Incentive Plan. During the quarters ended September 30, 2019 and 2018, no performance shares were awarded to management under the Incentive Plan. For the nine months ended September 30, 2019, 152,773 shares of restricted stock (September 30, 2018 – 163,701) and 65,396 performance shares (September 30, 2018 - 72,414) were awarded to management under the incentive plan.

During the quarter ended September 30, 2019, the Corporation recognized $1.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (September 30, 2018 - $1.1 million, with a tax benefit of $0.2 million). For the nine months ended September 30, 2019, the Corporation recognized $6.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.1 million (September 30, 2018 - $5.9 million, with a tax benefit of $0.9 million). For the nine months ended September 30, 2019, the fair market value of the restricted stock and performance shares vested was $13.7 million at grant date and $18.9 million at vesting date. This triggers a windfall of $1.9 million that was recorded as a reduction on income tax expense. During the quarter ended September 30, 2019 the Corporation recognized $0.4 million of performance shares expense, with a tax benefit of $23 thousand (September 30, 2018 - $0.6 million, with a tax benefit of $12 thousand). For the nine months ended September 30, 2019, the Corporation recognized $4.3 million of performance shares expense, with a tax benefit of $0.3 million (September 30, 2018 - $3.8 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2019 was $9.2 million and is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock shares	Weighted-Average Grant Date Fair Value per Share	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2017	-	$-	-	$-
Granted	25,159	46.71	-	-
Vested	(25,159)	46.71	-	-
Forfeited	-	-	-	-
Non-vested at December 31, 2018	-	$-	-	$-
Granted	1,052	49.25	27,449	57.64
Vested	(1,052)	49.25	(27,449)	57.64
Forfeited	-	-	-	-
Non-vested at September 30, 2019	-	$-	-	$-

Effective on May 2019, all equity awards granted to the directors may be paid in either restricted stocks or RSU, at the directors’ election. For the year 2019, all directors elected RSU. The directors’ equity awards will vest and become non-forfeitable on the grant date of such award. At the director’s option, the shares of common stocks underlying the RSU award shall be delivered to the director after its retirement, either on a fix date or in annual installments. To the extent that cash dividends are paid on the Corporation’s outstanding common stocks, the director will receive an additional number of RSU that reflect reinvested dividend equivalent.

During the quarter ended September 30, 2019, no shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. (September 30, 2018 - 2,765) and 1,989 RSUs were granted to members of the Board of Directors of Popular, Inc. During this period, the Corporation did not recognize any expense related to these restricted stock shares, (September 30, 2018 - $0.1 million, with a tax benefit of $16 thousand), and the expense related to these RSUs was of $0.1 million. For the nine months ended September 30, 2019, the Corporation granted 1,052 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2018 – 25,159) and 27,449 RSU to members of the Board of Directors of Popular, Inc., which became vested at grant date. During this period, the Corporation recognized $52 thousand of restricted stock expense related to these restricted stock shares, with a tax benefit of $6 thousand (September 30, 2018 - $1.6 million, with a tax benefit of $0.2 million) and $1.5 million of restricted stock expense related to these RSU, with a tax benefit of $0.2 million. The fair value at vesting date of the restricted stock shares and RSU vested during the nine months ended September 30, 2019 for directors was $52 thousand and $1.5 million respectively.

Note 33 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2019		September 30, 2018
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$77,508	38%	$71,240	39%
Net benefit of tax exempt interest income	(38,103)	(18)	(24,941)	(14)
Deferred tax asset valuation allowance	3,170	1	5,606	3
Difference in tax rates due to multiple jurisdictions	(4,233)	(2)	(5,203)	(3)
Effect of income subject to preferential tax rate	(2,243)	(1)	(2,031)	(1)
Unrecognized tax benefits	-	-	(1,621)	(1)
State and local taxes	2,180	1	3,115	2
Others	3,091	1	(4,147)	(2)
Income tax (benefit) expense	$41,370	20%	$42,018	23%

	Nine months ended
	September 30, 2019		September 30, 2018
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$238,602	38%	$213,474	39%
Net benefit of tax exempt interest income	(95,986)	(15)	(70,341)	(13)
Deferred tax asset valuation allowance	9,915	2	17,018	3
Difference in tax rates due to multiple jurisdictions	(9,851)	(2)	(10,400)	(2)
Effect of income subject to preferential tax rate[1]	(7,458)	(1)	(108,087)	(20)
Unrecognized tax benefits	-	-	(1,621)	-
State and local taxes	5,535	1	6,196	1
Others	(8,834)	(2)	(10,626)	(2)
Income tax (benefit) expense	$131,923	21%	$35,613	6%
[1]		For the nine months ended September 30, 2018, includes the impact of the Tax Closing Agreement entered into in connection with the FDIC Transaction.

Income tax expense of $35.6 million for the nine months ended September 30, 2018, reflects the impact of the Termination Agreement with the FDIC. As result of the termination Agreement the Corporation recognized an additional income tax expense of $49.8 million associated with the “deemed sale” incremental tax liability at the capital gains rate per the Tax Closing Agreement entered between the Puerto Rico Department of the Treasury and the Corporation. In addition, the Corporation recognized an income tax benefit of $158.7 million related to the increase in deferred tax assets due to increase in the tax basis of the loans as a result of the “deemed sale” for a net tax benefit of $108.9 million. Also, the Corporation recorded an income tax expense of $45.0 million related to the gain resulting from the Termination Agreement, mainly related to the reversal of net deferred tax liability of the true-up payment obligation and the FDIC Loss Share Asset.

Effective for taxable years beginning after December 31, 2018, Act No. 257 of 2018, which amended the Puerto Rico Internal Revenue Code, reduced the Puerto Rico corporate income tax rate from 39% to 37.5%.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	September 30, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$16,442	$7,757	$24,199
Net operating loss and other carryforward available	128,899	711,507	840,406
Postretirement and pension benefits	74,833	-	74,833
Allowance for loan losses	425,855	18,680	444,535
Deferred gains	-	2,443	2,443
Accelerated depreciation	1,963	5,626	7,589
FDIC-assisted transaction	85,609	-	85,609
Intercompany deferred gains	1,377	-	1,377
Difference in outside basis from pass-through entities	18,570	-	18,570
Other temporary differences	28,722	8,189	36,911
Total gross deferred tax assets	782,270	754,202	1,536,472
Deferred tax liabilities:
Indefinite-lived intangibles	36,578	43,164	79,742
Unrealized net gain (loss) on trading and available-for-sale securities	40,840	1,029	41,869
Deferred loan origination costs	(2,741)	3,027	286
Other temporary differences	12,432	1,109	13,541
Total gross deferred tax liabilities	87,109	48,329	135,438
Valuation allowance	99,766	392,643	492,409
Net deferred tax asset	$595,395	$313,230	$908,625

	December 31, 2018
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$15,900	$7,757	$23,657
Net operating loss and other carryforward available	116,154	720,933	837,087
Postretirement and pension benefits	83,390	-	83,390
Deferred loan origination fees	3,216	(1,280)	1,936
Allowance for loan losses	516,643	18,612	535,255
Deferred gains	-	2,551	2,551
Accelerated depreciation	1,963	5,786	7,749
FDIC-assisted transaction	95,851	-	95,851
Intercompany deferred gains	1,518	-	1,518
Difference in outside basis from pass-through entities	20,209	-	20,209
Other temporary differences	24,957	7,522	32,479
Total gross deferred tax assets	879,801	761,881	1,641,682
Deferred tax liabilities:
Indefinite-lived intangibles	34,081	39,597	73,678
Unrealized net gain (loss) on trading and available-for-sale securities	23,823	(12,783)	11,040
Other temporary differences	10,579	1,109	11,688
Total gross deferred tax liabilities	68,483	27,923	96,406
Valuation allowance	89,852	406,455	496,307
Net deferred tax asset	$721,466	$327,503	$1,048,969

The net deferred tax asset shown in the table above at September 30, 2019 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets in the “Other assets” caption (December 31, 2018 - $1.0 billion) and $1.0 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2018 - $926 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At September 30, 2019 the net deferred tax asset of the U.S. operations amounted to $706 million with a valuation allowance of approximately $393 million, for a net deferred tax asset of approximately $313 million. As of September 30, 2019, management estimated that the U.S. operations would earn enough pre-tax Income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. After weighting all available positive and negative evidence, management concluded that is more likely than not that a portion of the deferred tax asset from the U.S. operation, amounting to approximately $313 million, will be realized. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arises.

At September 30, 2019, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $595 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability for the three year period ended September 30, 2019. This is considered a strong piece of objectively verifiable positive evidence that outweights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three year period ended September 30, 2019. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $99.8 million as of September 30, 2019.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2019	2018
Balance at January 1	$7.2	$7.3
Additions for tax positions - January through March	0.3	0.2
Balance at March 31	$7.5	$7.5
Additions for tax positions - April through June	0.2	0.3
Balance at June 30	$7.7	$7.8
Additions for tax positions - July through September	-	0.3
Reduction as a result of lapse of statute of limitations - July through September	-	(1.2)
Balance at September 30	$7.7	$6.9

At September 30, 2019, the total amount of accrued interest recognized in the statement of financial condition approximated $3.1 million (December 31, 2018 - $2.8 million). The total interest expense recognized at September 30, 2019 was $317 thousand (September 30, 2018 - $477 thousand). Management determined that at September 30, 2019 and December 31, 2018 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.1 million at September 30, 2019 (December 31, 2018 - $9.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the federal jurisdiction, various states and political subdivisions, and foreign jurisdictions. At September 30, 2019, the following years remain subject to examination in the U.S. Federal jurisdiction: 2015 and thereafter; and in the Puerto Rico jurisdiction, 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $3.2 million.

Note 34 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2019 and September 30, 2018 are listed in the following table:

(In thousands)	September 30, 2019	September 30, 2018
Non-cash activities:
Loans transferred to other real estate	$44,575	$23,188
Loans transferred to other property	40,384	30,973
Total loans transferred to foreclosed assets	84,959	54,161
Loans transferred to other assets	14,174	11,218
Financed sales of other real estate assets	11,710	11,962
Financed sales of other foreclosed assets	22,047	12,347
Total financed sales of foreclosed assets	33,757	24,309
Transfers from loans held-for-sale to loans held-in-portfolio	7,735	20,063
Loans securitized into investment securities[1]	331,112	392,080
Trades receivable from brokers and counterparties	66,389	57,290
Trades payable to brokers and counterparties	26,782	22,244
Receivables from investments maturities	-	19,000
Recognition of mortgage servicing rights on securitizations or asset transfers	6,728	7,871
Interest capitalized on loans subject to the temporary payment moratorium	-	481
Loans booked under the GNMA buy-back option	52,711	380,329
Capitalization of lease right of use asset	169,123	-
Gain from the FDIC Termination Agreement	-	102,752
Payable to Wells Fargo related to auto finance business acquisition	-	13,193
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	September 30, 2019	September 30, 2018
Cash and due from banks	$476,815	$378,468
Restricted cash and due from banks	25,245	22,481
Restricted cash in money market investments	5,913	11,234
Total cash and due from banks, and restricted cash[2]	$507,973	$412,183
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2019, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Effective on January 1, 2019, the Corporation’s management changed the measurement basis for its reportable segments. Historically, for management reporting purposes, the Corporation had reversed the effect of the intercompany billings from Popular Inc., holding company, to its subsidiaries for certain services or expenses incurred on their behalf. In addition, the Corporation used to reflect an income tax expense allocation for several of its subsidiaries which are Limited Liability Companies (“LLCs”) and had made an election to be treated as a pass through entities for income tax purposes. The Corporation’s management has determined to discontinue making these adjustments, effective on January 1, 2019, for purposes of its management and reportable segment reporting. The Corporation reflected these changes in the measurement of the reportable segments’ results prospectively beginning on January 1, 2019. For the quarter ended September 30, 2018, the intercompany billings from Popular, Inc. to the Banco Popular de Puerto Rico and Popular U.S. reportable segments amounted to $21.8 million and $3.3 million, respectively. For the nine months ended September 30, 2018, the intercompany billings from Popular, Inc to the Banco Popular de Puerto Rico and Popular U.S. reportable segments amounted to $59.3 million and $9.5 million, respectively.

The tables that follow present the results of operations and total assets by reportable segments:

2019
For the quarter ended September 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$412,182	$74,391	$4
Provision for loan losses		34,481	2,060	-
Non-interest income		124,868	5,953	(140)
Amortization of intangibles		2,208	167	-
Depreciation expense		11,972	2,046	-
Other operating expenses		309,815	51,616	(136)
Income tax expense		35,286	6,216	-
Net income		$143,288	$18,239	$-
Segment assets		$42,080,292	$10,095,526	$(14,414)

For the quarter ended September 30, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$486,577	$(9,586)	$-	$476,991
Provision for loan losses	36,541	(2)	-	36,539
Non-interest income	130,681	12,137	(106)	142,712
Amortization of intangibles	2,375	24	-	2,399
Depreciation expense	14,018	186	-	14,204
Other operating expenses	361,295	(647)	(776)	359,872
Income tax expense (benefit)	41,502	(392)	260	41,370
Net income (loss)	$161,527	$3,382	$410	$165,319
Segment assets	$52,161,404	$5,134,608	$(4,815,597)	$52,480,415

For the nine months ended September 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,231,088	$221,856	$(53)
Provision for loan losses		94,651	23,647	-
Non-interest income		369,026	17,309	(421)
Amortization of intangibles		6,510	499	-
Depreciation expense		36,154	6,215	-
Other operating expenses		887,941	151,966	(409)
Income tax expense		117,413	15,528	-
Net income		$457,445	$41,310	$(65)
Segment assets		$42,080,292	$10,095,526	$(14,414)

For the nine months ended September 30, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,452,891	$(28,621)	$-	$1,424,270
Provision for loan losses	118,298	257	-	118,555
Non-interest income	385,914	33,537	(1,983)	417,468
Amortization of intangibles	7,009	73	-	7,082
Depreciation expense	42,369	559	-	42,928
Other operating expenses	1,039,498	(233)	(2,365)	1,036,900
Income tax expense (benefit)	132,941	(1,158)	140	131,923
Net income	$498,690	$5,418	$242	$504,350
Segment assets	$52,161,404	$5,134,608	$(4,815,597)	$52,480,415

2018
For the quarter ended September 30, 2018
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$388,533	$76,184	$3
Provision for loan losses		51,911	2,510	-
Non-interest income		135,762	5,530	(141)
Amortization of intangibles		2,157	167	-
Depreciation expense		11,135	2,185	-
Other operating expenses		282,124	44,279	(136)
Income tax expense		39,421	10,439	-
Net income		$137,547	$22,134	$(2)
Segment assets		$38,338,571	$9,388,787	$(112,222)

For the quarter ended September 30, 2018
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$464,720	$(13,251)	$-	$451,469
Provision (reversal) for loan losses	54,421	(34)	-	54,387
Non-interest income	141,151	9,960	(90)	151,021
Amortization of intangibles	2,324	-	-	2,324
Depreciation expense	13,320	188	-	13,508
Other operating expenses	326,267	23,995	(657)	349,605
Income tax expense (benefit)	49,860	(8,070)	228	42,018
Net income (loss)	$159,679	$(19,370)	$339	$140,648
Segment assets	$47,615,136	$5,478,884	$(5,174,592)	$47,919,428

For the nine months ended September 30, 2018
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,073,522	$226,654	$5
Provision for loan losses		154,805	30,774	-
Non-interest income		452,577	15,010	(420)
Amortization of intangibles		6,474	499	-
Depreciation expense		32,069	6,466	-
Other operating expenses		777,574	135,305	(409)
Income tax expense		41,088	15,759	-
Net income		$514,089	$52,861	$(6)
Segment assets		$38,338,571	$9,388,787	$(112,222)

For the nine months ended September 30, 2018
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,300,181	$(41,529)	$-	$1,258,652
Provision (reversal) for loan losses	185,579	(75)	-	185,504
Non-interest income	467,167	33,698	(1,538)	499,327
Amortization of intangibles	6,973	-	-	6,973
Depreciation expense	38,535	548	-	39,083
Other operating expenses	912,470	68,766	(2,185)	979,051
Income tax expense (benefit)	56,847	(21,505)	271	35,613
Net income (loss)	$566,944	$(55,565)	$376	$511,755
Segment assets	$47,615,136	$5,478,884	$(5,174,592)	$47,919,428

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2019
For the quarter ended September 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$160,038	$250,944	$1,212	$(12)	$412,182
Provision (reversal) for loan losses	(23,619)	58,100	-	-	34,481
Non-interest income	25,196	75,854	24,545	(727)	124,868
Amortization of intangibles	50	1,072	1,086	-	2,208
Depreciation expense	5,064	6,753	155	-	11,972
Other operating expenses	82,817	210,753	16,986	(741)	309,815
Income tax expense	29,340	2,649	3,297	-	35,286
Net income	$91,582	$47,471	$4,233	$2	$143,288
Segment assets	$35,590,229	$23,714,260	$379,126	$(17,603,323)	$42,080,292

For the nine months ended September 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$464,441	$762,913	$3,857	$(123)	$1,231,088
Provision (reversal) for loan losses	(22,756)	117,407	-	-	94,651
Non-interest income	74,481	220,064	76,733	(2,252)	369,026
Amortization of intangibles	147	3,218	3,145	-	6,510
Depreciation expense	14,615	21,071	468	-	36,154
Other operating expenses	229,767	611,348	49,076	(2,250)	887,941
Income tax expense	88,353	19,878	9,182	-	117,413
Net income	$228,796	$210,055	$18,719	$(125)	$457,445
Segment assets	$35,590,229	$23,714,260	$379,126	$(17,603,323)	$42,080,292

2018
For the quarter ended September 30, 2018
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments [1]	Puerto Rico
Net interest income	$145,397	$241,920	$1,232	$(16)	$388,533
Provision for loan losses	25,580	26,331	-	-	51,911
Non-interest income	23,630	88,866	23,663	(397)	135,762
Amortization of intangibles	50	1,069	1,038	-	2,157
Depreciation expense	4,697	6,287	151	-	11,135
Other operating expenses	78,628	183,626	20,279	(409)	282,124
Income tax expense	11,068	27,436	917	-	39,421
Net income	$49,004	$86,037	$2,510	$(4)	$137,547
Segment assets	$28,247,478	$22,672,941	$336,311	$(12,918,159)	$38,338,571

For the nine months ended September 30, 2018
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments [1]	Puerto Rico
Net interest income	$430,341	$639,149	$4,066	$(34)	$1,073,522
Provision for loan losses	56,027	98,778	-	-	154,805
Non-interest income	60,122	220,690	69,876	101,889	452,577
Amortization of intangibles	153	3,209	3,112	-	6,474
Depreciation expense	13,327	18,284	458	-	32,069
Other operating expenses	199,528	518,147	52,679	7,220	777,574
Income tax expense	52,640	46,625	5,711	(63,888)	41,088
Net income	$168,788	$174,796	$11,982	$158,523	$514,089
Segment assets	$28,247,478	$22,672,941	$336,311	$(12,918,159)	$38,338,571
[1]

Includes the impact of the Termination Agreement with the FDIC and the Tax Closing Agreement entered into in connection with the FDIC transaction. These transactions resulted in a gain of $102.8 million reported in the non-interest income line, other operating expenses of $8.1 million and a net tax benefit of $63.9 million. Refer to Notes 10 and 33 to the Consolidated Financial Statements for additional information.

Geographic Information
	Quarter ended		Nine months ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:[1]
Puerto Rico	$505,608	$493,512	$1,507,386	$1,435,099
United States	94,510	90,659	278,330	264,232
Other	19,585	18,319	56,022	58,648
Total consolidated revenues	$619,703	$602,490	$1,841,738	$1,757,979
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss), including impairment on equity securities, net profit (loss) on trading account debt securities, indemnity reserves on loans sold expense, FDIC loss-share income and other operating income.

Selected Balance Sheet Information:
(In thousands)	September 30, 2019	December 31, 2018
Puerto Rico
Total assets	$40,883,975	$36,863,930
Loans	18,752,442	18,837,742
Deposits	35,110,213	31,237,529
United States
Total assets	$10,716,967	$9,847,944
Loans	7,649,658	7,034,075
Deposits	7,676,409	6,878,599
Other
Total assets	$879,473	$892,703
Loans	662,245	687,494
Deposits[1]	1,379,573	1,593,911
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 36 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2019 and December 31, 2018, and the results of their operations and cash flows for periods ended September 30, 2019 and 2018.

PNA is an operating, 100% owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees, joint and severally, all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2019
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$114,897	$-	$502,058	$(114,895)	$502,060
Money market investments	141,513	12,657	5,168,072	(153,657)	5,168,585
Trading account debt securities, at fair value	-	-	36,303	-	36,303
Debt securities available-for-sale, at fair value	-	-	16,479,110	-	16,479,110
Debt securities held-to-maturity, at amortized cost	8,726	2,835	86,146	-	97,707
Equity securities	9,918	20	150,702	(182)	160,458
Investment in subsidiaries	6,150,826	1,794,752	-	(7,945,578)	-
Loans held-for-sale, at lower of cost or fair value	-	-	56,370	-	56,370
Loans held-in-portfolio	32,163	-	27,143,123	5,955	27,181,241
Less - Unearned income	-	-	173,266	-	173,266
Allowance for loan losses	412	-	511,953	-	512,365
Total loans held-in-portfolio, net	31,751	-	26,457,904	5,955	26,495,610
Premises and equipment, net	3,583	-	543,480	-	547,063
Other real estate	146	-	117,782	-	117,928
Accrued income receivable	277	17	164,596	(112)	164,778
Mortgage servicing assets, at fair value	-	-	150,652	-	150,652
Other assets	91,858	24,432	1,713,547	(18,647)	1,811,190
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,488	-	14,991	-	21,479
Total assets	$6,559,983	$1,834,713	$52,312,836	$(8,227,117)	$52,480,415
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$8,886,865	$(114,895)	$8,771,970
Interest bearing	-	-	35,547,882	(153,657)	35,394,225
Total deposits	-	-	44,434,747	(268,552)	44,166,195
Assets sold under agreements to repurchase	-	-	213,097	-	213,097
Notes payable	585,802	94,084	486,784	-	1,166,670
Other liabilities	65,802	1,651	977,742	(19,190)	1,026,005
Total liabilities	651,604	95,735	46,112,370	(287,742)	46,571,967
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,308,851	4,173,120	5,782,145	(9,946,560)	4,317,556
Retained earnings (accumulated deficit)	2,079,725	(2,437,754)	494,889	1,934,338	2,071,198
Treasury stock, at cost	(392,521)	-	-	(109)	(392,630)
Accumulated other comprehensive loss,net of tax	(138,880)	3,610	(132,875)	129,265	(138,880)
Total stockholders' equity	5,908,379	1,738,978	6,200,466	(7,939,375)	5,908,448
Total liabilities and stockholders' equity	$6,559,983	$1,834,713	$52,312,836	$(8,227,117)	$52,480,415

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$68,022	$-	$394,035	$(68,022)	$394,035
Money market investments	176,256	15,288	4,170,792	(191,288)	4,171,048
Trading account debt securities, at fair value	-	-	37,787	-	37,787
Debt securities available-for-sale, at fair value	-	-	13,300,184	-	13,300,184
Debt securities held-to-maturity, at amortized cost	8,726	2,835	90,014	-	101,575
Equity securities	6,693	20	149,012	(141)	155,584
Investment in subsidiaries	5,704,119	1,700,082	-	(7,404,201)	-
Loans held-for-sale, at lower of cost or fair value	-	-	51,422	-	51,422
Loans held-in-portfolio	32,678	-	26,625,080	5,955	26,663,713
Less - Unearned income	-	-	155,824	-	155,824
Allowance for loan losses	155	-	569,193	-	569,348
Total loans held-in-portfolio, net	32,523	-	25,900,063	5,955	25,938,541
Premises and equipment, net	3,394	-	566,414	-	569,808
Other real estate	146	-	136,559	-	136,705
Accrued income receivable	284	116	165,767	(145)	166,022
Mortgage servicing assets, at fair value	-	-	169,777	-	169,777
Other assets	76,073	27,639	1,626,119	(15,697)	1,714,134
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,559	-	20,274	-	26,833
Total assets	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,217,058	$(68,022)	$9,149,036
Interest bearing	-	-	30,752,291	(191,288)	30,561,003
Total deposits	-	-	39,969,349	(259,310)	39,710,039
Assets sold under agreements to repurchase	-	-	281,529	-	281,529
Other short-term borrowings	-	-	42	-	42
Notes payable	584,851	94,063	577,188	-	1,256,102
Other liabilities	62,799	3,287	871,733	(16,011)	921,808
Total liabilities	647,650	97,350	41,699,841	(275,321)	42,169,520
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,043	2	56,307	(56,309)	1,043
Surplus	4,357,079	4,172,983	5,790,324	(9,954,780)	4,365,606
Retained earnings (accumulated deficit)	1,660,258	(2,479,503)	327,713	2,143,263	1,651,731
Treasury stock, at cost	(205,421)	-	-	(88)	(205,509)
Accumulated other comprehensive loss,net of tax	(427,974)	(44,852)	(424,843)	469,695	(427,974)
Total stockholders' equity	5,435,145	1,648,630	5,749,501	(7,398,219)	5,435,057
Total liabilities and stockholders' equity	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$102,000	$-	$-	$(102,000)	$-
Loans	576	-	452,739	-	453,315
Money market investments	758	55	19,120	(814)	19,119
Investment securities	160	46	99,336	-	99,542
Total interest and dividend income	103,494	101	571,195	(102,814)	571,976
Interest expense:
Deposits	-	-	79,574	(814)	78,760
Short-term borrowings	-	-	1,572	-	1,572
Long-term debt	9,632	1,556	3,465	-	14,653
Total interest expense	9,632	1,556	84,611	(814)	94,985
Net interest income (expense)	93,862	(1,455)	486,584	(102,000)	476,991
Provision (reversal) for loan losses- non-covered loans	(2)	-	36,541	-	36,539
Net interest income (expense) after provision (reversal) for loan losses	93,864	(1,455)	450,043	(102,000)	440,452
Service charges on deposit accounts	-	-	40,969	-	40,969
Other service fees	-	-	71,393	(84)	71,309
Mortgage banking activities	-	-	10,492	-	10,492
Net gain, including impairment on equity securities	64	-	148	1	213
Net loss on sale of debt securities	-	-	(20)	-	(20)
Net profit on trading account debt securities	-	-	295	-	295
Indemnity reserves on loans sold expense	-	-	(3,411)	-	(3,411)
Other operating income (expense)	4,626	(350)	18,610	(21)	22,865
Total non-interest income	4,690	(350)	138,476	(104)	142,712
Operating expenses:
Personnel costs	14,207	-	133,475	-	147,682
Net occupancy expenses	1,006	-	23,589	-	24,595
Equipment expenses	917	1	20,678	-	21,596
Other taxes	61	-	13,967	-	14,028
Professional fees	6,370	13	92,263	(85)	98,561
Communications	150	-	5,731	-	5,881
Business promotion	754	-	17,611	-	18,365
FDIC deposit insurance	-	-	2,923	-	2,923
Other real estate owned (OREO) expenses	-	-	(185)	-	(185)
Other operating expenses	(24,112)	14	65,418	(690)	40,630
Amortization of intangibles	24	-	2,375	-	2,399
Total operating expenses	(623)	28	377,845	(775)	376,475
Income (loss) before income tax and equity in (losses) earnings of subsidiaries	99,177	(1,833)	210,674	(101,329)	206,689
Income tax (benefit) expense	-	(385)	41,494	261	41,370

Income (loss) before equity in (losses) earnings of subsidiaries	99,177	(1,448)	169,180	(101,590)	165,319
Equity in undistributed earnings of subsidiaries	66,142	18,210	-	(84,352)	-
Net income	$165,319	$16,762	$169,180	$(185,942)	$165,319
Comprehensive income, net of tax	$217,652	$25,872	$222,592	$(248,464)	$217,652

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$356,300	$-	$-	$(356,300)	$-
Loans	1,661	-	1,353,571	-	1,355,232
Money market investments	2,498	161	70,873	(2,659)	70,873
Investment securities	473	139	274,207	-	274,819
Total interest and dividend income	360,932	300	1,698,651	(358,959)	1,700,924
Interest expense:
Deposits	-	-	230,694	(2,659)	228,035
Short-term borrowings	-	-	4,828	-	4,828
Long-term debt	28,896	4,671	10,224	-	43,791
Total interest expense	28,896	4,671	245,746	(2,659)	276,654
Net interest income (expense)	332,036	(4,371)	1,452,905	(356,300)	1,424,270
Provision for loan losses- non-covered loans	257	-	118,298	-	118,555
Net interest income (expense) after provision (reversal) for loan losses	331,779	(4,371)	1,334,607	(356,300)	1,305,715
Service charges on deposit accounts	-	-	119,277	-	119,277
Other service fees	2	-	211,565	(1,920)	209,647
Mortgage banking activities	-	-	18,645	-	18,645
Net loss on sale of debt securities	-	-	(20)	-	(20)
Net gain, including impairment on equity securities	934	-	1,261	(21)	2,174
Net gain on trading account debt securities	-	-	977	-	977
Indemnity reserves on loans sold expense	-	-	(1,664)	-	(1,664)
Other operating income (expense)	13,431	(984)	56,026	(41)	68,432
Total non-interest income (expense)	14,367	(984)	406,067	(1,982)	417,468
Operating expenses:
Personnel costs	46,910	-	385,388	-	432,298
Net occupancy expenses	3,231	-	68,243	(43)	71,431
Equipment expenses	2,616	3	60,005	-	62,624
Other taxes	185	1	38,081	-	38,267
Professional fees	13,780	68	267,841	(414)	281,275
Communications	483	-	17,202	-	17,685
Business promotion	2,435	-	49,723	-	52,158
FDIC deposit insurance	-	-	13,007	-	13,007
Other real estate owned (OREO) expenses	-	-	3,729	-	3,729
Other operating expenses	(69,904)	43	179,123	(1,908)	107,354
Amortization of intangibles	73	-	7,009	-	7,082
Total operating expenses	(191)	115	1,089,351	(2,365)	1,086,910
Income (loss) before income tax and equity (losses) in earnings of subsidiaries	346,337	(5,470)	651,323	(355,917)	636,273
Income tax (benefit) expense	-	(1,149)	132,932	140	131,923

Income (loss) before equity in earnings of subsidiaries	346,337	(4,321)	518,391	(356,057)	504,350
Equity in undistributed earnings of subsidiaries	158,013	41,248	-	(199,261)	-
Net income	$504,350	$36,927	$518,391	$(555,318)	$504,350
Comprehensive income, net of tax	$793,444	$85,389	$810,359	$(895,748)	$793,444

Condensed Consolidating Statement of Operations (Unaudited)

		Quarter ended September 30, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$52,000	$-	$-	$(52,000)	$-
Loans	537	-	430,122	(22)	430,637
Money market investments	2,429	16	27,582	(2,446)	27,581
Investment securities	150	72	69,925	-	70,147
Total interest and dividend income	55,116	88	527,629	(54,468)	528,365
Interest expense:
Deposits	-	-	57,580	(2,446)	55,134
Short-term borrowings	-	22	1,622	(22)	1,622
Long-term debt	14,045	2,390	3,705	-	20,140
Total interest expense	14,045	2,412	62,907	(2,468)	76,896
Net interest income (expense)	41,071	(2,324)	464,722	(52,000)	451,469
Provision (reversal) for loan losses- non-covered loans	(34)	-	54,421	-	54,387
Net interest income (expense) after provision (reversal) for loan losses	41,105	(2,324)	410,301	(52,000)	397,082
Service charges on deposit accounts	-	-	38,147	-	38,147
Other service fees	-	-	64,382	(66)	64,316
Mortgage banking activities	-	-	11,269	-	11,269
Net gain, including impairment on equity securities	172	-	216	(18)	370
Net loss on trading account debt securities	-	-	(122)	-	(122)
Indemnity reserves on loans sold expense	-	-	(3,029)	-	(3,029)
Other operating income (expense)	3,643	(118)	36,551	(6)	40,070
Total non-interest income (expense)	3,815	(118)	147,414	(90)	151,021
Operating expenses:
Personnel costs	15,803	-	123,954	-	139,757
Net occupancy expenses	984	-	17,618	-	18,602
Equipment expenses	1,037	-	17,266	-	18,303
Other taxes	71	-	11,852	-	11,923
Professional fees	3,889	20	80,017	(66)	83,860
Communications	144	-	5,910	-	6,054
Business promotion	520	-	14,958	-	15,478
FDIC deposit insurance	-	-	8,610	-	8,610
Other real estate owned (OREO) expenses	-	-	7,950	-	7,950
Other operating expenses	(23,600)	13	76,754	(591)	52,576
Amortization of intangibles	-	-	2,324	-	2,324
Total operating expenses	(1,152)	33	367,213	(657)	365,437
Income (loss) before income tax and equity in earnings (losses) of subsidiaries	46,072	(2,475)	190,502	(51,433)	182,666
Income tax (benefit) expense	-	(520)	42,310	228	42,018

Income (loss) before equity in earnings (losses) of subsidiaries	46,072	(1,955)	148,192	(51,661)	140,648
Equity in undistributed earnings of subsidiaries	94,576	19,722	-	(114,298)	-
Net income	$140,648	$17,767	$148,192	$(165,959)	$140,648
Comprehensive income, net of tax	$103,251	$11,770	$111,369	$(123,139)	$103,251

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$402,000	$-	$-	$(402,000)	$-
Loans	1,601	-	1,188,946	(49)	1,190,498
Money market investments	4,267	18	86,258	(4,285)	86,258
Investment securities	447	233	184,857	-	185,537
Total interest and dividend income	408,315	251	1,460,061	(406,334)	1,462,293
Interest expense:
Deposits	-	-	143,335	(4,285)	139,050
Short-term borrowings	-	49	5,387	(49)	5,387
Long-term debt	40,280	7,773	11,151	-	59,204
Total interest expense	40,280	7,822	159,873	(4,334)	203,641
Net interest income (expense)	368,035	(7,571)	1,300,188	(402,000)	1,258,652
Provision (reversal) for loan losses- non-covered loans	(75)	-	183,849	-	183,774
Provision for loan losses- covered loans	-	-	1,730	-	1,730
Net interest income (expense) after provision (reversal) for loan losses	368,110	(7,571)	1,114,609	(402,000)	1,073,148
Service charges on deposit accounts	-	-	111,704	-	111,704
Other service fees	-	-	189,253	(1,459)	187,794
Mortgage banking activities	-	-	33,408	-	33,408
Net gain (loss), including impairment on equity securities	176	-	(170)	(48)	(42)
Net loss on trading account debt securities	-	-	(299)	-	(299)
Indemnity reserves on loans sold expense	-	-	(6,482)	-	(6,482)
FDIC loss-share income	-	-	94,725	-	94,725
Other operating income	11,139	278	67,133	(31)	78,519
Total non-interest income	11,315	278	489,272	(1,538)	499,327
Operating expenses:
Personnel costs	43,365	-	346,576	-	389,941
Net occupancy expenses	3,081	-	60,748	-	63,829
Equipment expenses	2,581	2	50,701	-	53,284
Other taxes	168	1	33,532	-	33,701
Professional fees	13,245	128	247,764	(389)	260,748
Communications	380	-	16,962	-	17,342
Business promotion	1,323	-	42,942	-	44,265
FDIC deposit insurance	-	-	22,534	-	22,534
Other real estate owned (OREO) expenses	-	-	21,028	-	21,028
Other operating expenses	(64,352)	67	177,543	(1,796)	111,462
Amortization of intangibles	-	-	6,973	-	6,973
Total operating expenses	(209)	198	1,027,303	(2,185)	1,025,107
Income (loss) before income tax and equity (losses) in earnings of subsidiaries	379,634	(7,491)	576,578	(401,353)	547,368
Income tax expense (benefit)	-	372	34,970	271	35,613

Income (loss) before equity in earnings of subsidiaries	379,634	(7,863)	541,608	(401,624)	511,755
Equity in undistributed earnings of subsidiaries	132,121	45,772	-	(177,893)	-
Net income	$511,755	$37,909	$541,608	$(579,517)	$511,755
Comprehensive income, net of tax	$328,218	$3,755	$358,368	$(362,123)	$328,218

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income	$504,350	$36,927	$518,391	$(555,318)	$504,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(158,013)	(41,248)	-	199,261	-
Provision for loan losses	257	-	118,298	-	118,555
Amortization of intangibles	73	-	7,009	-	7,082
Depreciation and amortization of premises and equipment	559	-	42,369	-	42,928
Net accretion of discounts and amortization of premiums and deferred fees	933	20	(127,501)	-	(126,548)
Share-based compensation	7,517	-	3,901	-	11,418
Impairment losses on long-lived assets	-	-	2,591	-	2,591
Fair value adjustments on mortgage servicing rights	-	-	25,853	-	25,853
Indemnity reserves on loans sold expense	-	-	1,664	-	1,664
(Earnings) losses from investments under the equity method, net of dividends or distributions	(11,683)	984	(7,762)	-	(18,461)
Deferred income tax (benefit) expense	-	(1,149)	111,067	140	110,058
Loss (gain) on:
Disposition of premises and equipment and other productive assets	39	-	(5,172)	-	(5,133)
Sale of debt securities	-	-	20	-	20
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(11,360)	-	(11,360)
Sale of foreclosed assets, including write-downs	-	-	(15,858)	-	(15,858)
Acquisitions of loans held-for-sale	-	-	(157,993)	-	(157,993)
Proceeds from sale of loans held-for-sale	-	-	51,067	-	51,067
Net originations on loans held-for-sale	-	-	(208,875)	-	(208,875)
Net decrease (increase) in:
Trading debt securities	-	-	333,013	-	333,013
Equity securities	(3,225)	-	(3,257)	-	(6,482)
Accrued income receivable	7	99	7,651	(33)	7,724
Other assets	(1,559)	43	(14,130)	2,809	(12,837)
Net decrease in:
Interest payable	(4,594)	(1,551)	(788)	33	(6,900)
Pension and other postretirement benefits obligations	-	-	(4,979)	-	(4,979)
Other liabilities	(681)	(85)	(98,071)	(3,212)	(102,049)
Total adjustments	(170,370)	(42,887)	48,757	198,998	34,498
Net cash provided by (used in) operating activities	333,980	(5,960)	567,148	(356,320)	538,848
Cash flows from investing activities:
Net decrease (increase) in money market investments	35,000	2,631	(1,000,840)	(37,631)	(1,000,840)
Purchases of investment securities:
Available-for-sale	-	-	(13,579,074)	-	(13,579,074)
Equity	-	-	(15,515)	41	(15,474)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	10,671,630	-	10,671,630
Held-to-maturity	-	-	5,325	-	5,325
Proceeds from sale of investment securities:
Available for sale	-	-	99,445	-	99,445
Equity	-	-	17,083	-	17,083
Net repayments (disbursements) on loans	533	-	(325,012)	-	(324,479)
Proceeds from sale of loans	-	-	77,327	-	77,327
Acquisition of loan portfolios	-	-	(421,482)	-	(421,482)
Payments to acquire other intangible	-	-	(793)	-	(793)
Return of capital from equity method investments	-	3,329	(582)	-	2,747
Capital contribution to subsidiary	(4,000)	-	-	4,000	-
Return of capital from wholly-owned subsidiaries	13,000	-	-	(13,000)	-
Acquisition of premises and equipment	(791)	-	(45,170)	-	(45,961)

Proceeds from sale of:
Premises and equipment and other productive assets	3	-	17,183	-	17,186
Foreclosed assets	-	-	83,848	-	83,848
Net cash provided by (used in) investing activities	43,745	5,960	(4,416,627)	(46,590)	(4,413,512)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	4,463,708	(9,242)	4,454,466
Assets sold under agreements to repurchase	-	-	(68,433)	-	(68,433)
Other short-term borrowings	-	-	(41)	-	(41)
Payments of notes payable	-	-	(144,991)	-	(144,991)
Principal payments of finance leases	-	-	(1,269)	-	(1,269)
Proceeds from issuance of notes payable	-	-	75,000	-	75,000
Proceeds from issuance of common stock	11,256	-	(4,733)	-	6,523
Dividends paid to parent company	-	-	(356,300)	356,300	-
Dividends paid	(85,863)	-	-	-	(85,863)
Net payments for repurchase of common stock	(250,566)	-	13	(21)	(250,574)
Return of capital to parent company	-	-	(13,000)	13,000	-
Capital contribution from parent	-	-	4,000	(4,000)	-
Payments related to tax withholding for share-based compensation	(5,420)	-	(12)	-	(5,432)
Net cash (used in) provided by financing activities	(330,593)	-	3,953,942	356,037	3,979,386
Net increase in cash and due from banks, and restricted cash	47,132	-	104,463	(46,873)	104,722
Cash and due from banks, and restricted cash at beginning of period	68,278	-	402,995	(68,022)	403,251
Cash and due from banks, and restricted cash at end of period	$115,410	$-	$507,458	$(114,895)	$507,973

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2018
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income	$511,755	$37,909	$541,608	$(579,517)	$511,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(132,121)	(45,772)	-	177,893	-
Provision (reversal) for loan losses	(75)	-	185,579	-	185,504
Amortization of intangibles	-	-	6,973	-	6,973
Depreciation and amortization of premises and equipment	548	-	38,535	-	39,083
Net accretion of discounts and amortization of premiums and deferred fees	1,624	20	(45,177)	-	(43,533)
Share-based compensation	4,149	-	1,813	-	5,962
Impairment losses on long-lived assets	-	-	272	-	272
Fair value adjustments on mortgage servicing rights	-	-	13,123	-	13,123
FDIC loss-share income	-	-	(94,725)	-	(94,725)
Adjustments to indemnity reserves on loans sold	-	-	6,482	-	6,482
Earnings from investments under the equity method, net of dividends or distributions	(10,557)	(278)	(3,937)	-	(14,772)
Deferred income tax benefit	-	(1,453)	(96,525)	270	(97,708)
Loss (gain) on:
Disposition of premises and equipment and other productive assets	15	-	17,679	-	17,694
Proceeds from insurance claims	-	-	(14,411)	-	(14,411)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(6,734)	-	(6,734)
Sale of foreclosed assets, including write-downs	-	-	(638)	-	(638)
Acquisitions of loans held-for-sale	-	-	(173,644)	-	(173,644)
Proceeds from sale of loans held-for-sale	-	-	51,131	-	51,131
Net originations on loans held-for-sale	-	-	(186,063)	-	(186,063)
Net decrease (increase) in:
Trading debt securities	-	-	346,556	(101)	346,455
Equity securities	(1,779)	-	(701)	-	(2,480)
Accrued income receivable	(411)	90	51,779	410	51,868
Other assets	(2,352)	52	237,585	(449)	234,836
Net (decrease) increase in:
Interest payable	(7,007)	(3,441)	925	(410)	(9,933)
Pension and other postretirement benefits obligations	-	-	3,392	-	3,392
Other liabilities	2,160	9	(198,958)	(246)	(197,035)
Total adjustments	(145,806)	(50,773)	140,311	177,367	121,099
Net cash provided by (used in) operating activities	365,949	(12,864)	681,919	(402,150)	632,854
Cash flows from investing activities:
Net (increase) decrease in money market investments	(395,000)	(7,230)	647,519	402,230	647,519
Purchases of investment securities:
Available-for-sale	-	-	(6,968,920)	-	(6,968,920)
Equity	-	-	(11,456)	152	(11,304)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	3,925,362	-	3,925,362
Held-to-maturity	-	1,637	5,547	-	7,184
Proceeds from sale of investment securities:
Equity	-	-	20,925	-	20,925
Net repayments (disbursements) on loans	395	-	(15,999)	-	(15,604)
Proceeds from sale of loans	-	-	1,354	-	1,354
Acquisition of loan portfolios	-	-	(461,117)	-	(461,117)
Net payments (to) from FDIC under loss-sharing agreements	-	-	(25,012)	-	(25,012)
Payments to acquire businesses, net of cash acquired	-	-	(1,830,050)	-	(1,830,050)
Return of capital from equity method investments	-	497	2,004	-	2,501
Capital contribution to subsidiary	(82,000)	-	-	82,000	-
Return of capital from wholly-owned subsidiaries	13,000	-	-	(13,000)	-

Acquisition of premises and equipment	(755)	-	(52,389)	-	(53,144)
Proceeds from insurance claims	-	-	14,411	-	14,411
Proceeds from sale of:
Premises and equipment and other productive assets	195	-	6,796	-	6,991
Foreclosed assets	-	-	85,622	-	85,622
Net cash used in investing activities	(464,165)	(5,096)	(4,655,403)	471,382	(4,653,282)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	4,596,970	(403,111)	4,193,859
Assets sold under agreements to repurchase	-	-	(90,805)	-	(90,805)
Other short-term borrowings	-	-	(95,008)	-	(95,008)
Payments of notes payable	-	(54,502)	(172,474)	-	(226,976)
Proceeds from issuance of notes payable	294,706	-	140,000	-	434,706
Proceeds from issuance of common stock	11,441	-	(589)	-	10,852
Dividends paid to parent company	-	-	(402,000)	402,000	-
Dividends paid	(79,115)	-	-	-	(79,115)
Net payments for repurchase of common stock	(125,323)	-	-	(3)	(125,326)
Return of capital to parent company	-	-	(13,000)	13,000	-
Capital contribution from parent	-	72,000	10,000	(82,000)	-
Payments related to tax withholding for share-based compensation	(2,162)	-	(43)	-	(2,205)
Net cash (used in) provided by financing activities	99,547	17,498	3,973,051	(70,114)	4,019,982
Net increase (decrease) in cash and due from banks, and restricted cash	1,331	(462)	(433)	(882)	(446)
Cash and due from banks, and restricted cash at beginning of period	48,120	462	412,225	(48,178)	412,629
Cash and due from banks, and restricted cash at end of period	$49,451	$-	$411,792	$(49,060)	$412,183

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. The Corporation’s mortgage origination business is conducted under the brand name Popular Mortgage, a division of BPPR. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida. Note 35 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. As of September 30, 2019, the Corporation had a 16.20% interest in EVERTEC, Inc., whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended September 30, 2019, the Corporation recorded $ 4.6 million in earnings from its investment in EVERTEC, which had a carrying amount of $69 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended September 30, 2019, the Corporation recorded $7.8 million in earnings from its investment in BHD León, which had a carrying amount of $150 million, as of the end of the quarter.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and nine months periods ended September 30, 2019 and 2018.

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors “Adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. No adjustments to net income are reflected for the quarters ended September 30, 2019 and 2018 or the nine months ended September 30, 2019. Refer to Table 29 for a reconciliation of net income to Adjusted net income for the nine months ended September 30, 2018.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarters and nine month periods ended September 30, 2019 as compared with the same period in 2018, segregated by major categories of interest earning assets and interest-bearing liabilities.

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

Financial highlights for the quarter ended September 30, 2019

•For the quarter ended September 30, 2019, the Corporation recorded net income of $ 165.3 million, compared to net income of $ 140.6 million for the same quarter of the previous year. The results for the third quarter of 2019 reflect higher net interest income by $25.5 million mainly due to higher volume of debt securities and higher income from the auto loans portfolio, which increased as result of the acquisition and assumption from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company, of certain assets and liabilities related to their auto finance business in Puerto Rico (the “Reliable Transaction”), discussed in Note 4 to the Consolidated Financial Statements. The increase in interest income was partially offset by higher interest expense on deposits. The provision for loan losses decreased by $17.8 million mainly in the BPPR segment as a result of improvements in the loss trends in the mortgage portfolio. Non-interest income was lower by $8.3 million mostly due to hurricane-related insurance recoveries and loss mitigation incentives received in 2018. Operating expenses were higher by $11.0 million mainly due to higher professional fees and personnel costs, partially offset by a write-down of $19.6 million of capitalized software costs related to a technology project discontinued by the Corporation during the third quarter of 2018.

•Total assets at September 30, 2019 amounted to $52.5 billion, compared to $47.6 billion, at December 31, 2018. The increase of $4.9 billion was mainly due to higher investments in debt securities available-for-sale at BPPR, and a higher loan portfolio balance mostly driven by growth of auto loans and leases at the BPPR segment coupled with an increase of commercial loans at PB.

•Total deposits at September 30, 2019 increased by $4.5 billion when compared to deposits at December 31, 2018, mainly due to an increase of $3.7 billion in Puerto Rico public sector deposits at BPPR.

•Capital ratios continued to be strong. As of September 30, 2019, the Corporation’s common equity tier 1 capital ratio was 1

7.46%, while the total capital ratio was 20.05%. Refer to Table 8 for capital ratios.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2019	December 31, 2018	Variance	September 30, 2019	September 30, 2018	Variance
Money market investments	$5,168,585	$4,171,048	$997,537	$1,378,565	$6,460,967	$(5,082,402)
Investment securities	16,773,578	13,595,130	3,178,448	15,641,751	11,729,726	3,912,025
Loans	27,064,345	26,559,311	505,034	26,714,236	24,633,267	2,080,969
Earning assets	49,006,508	44,325,489	4,681,019	43,734,552	42,823,960	910,592
Total assets	52,480,415	47,604,577	4,875,838	49,796,212	46,208,621	3,587,591
Deposits	44,166,195	39,710,039	4,456,156	41,695,960	38,014,622	3,681,338
Borrowings	1,379,767	1,537,673	(157,906)	2,271,227	2,758,342	(487,115)
Stockholders’ equity	5,908,448	5,435,057	473,391	5,655,011	5,400,225	254,786

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2019	2018	Variance	2019	2018	Variance
Net interest income	$476,991	$451,469	$25,522	$1,424,270	$1,258,652	$165,618
Provision for loan losses - non-covered loans	36,539	54,387	(17,848)	118,555	183,774	(65,219)
Provision for loan losses - covered loans	-	-	-	-	1,730	(1,730)
Non-interest income	142,712	151,021	(8,309)	417,468	499,327	(81,859)
Operating expenses	376,475	365,437	11,038	1,086,910	1,025,107	61,803
Income before income tax	206,689	182,666	24,023	636,273	547,368	88,905
Income tax expense (benefit)	41,370	42,018	(648)	131,923	35,613	96,310
Net income	$165,319	$140,648	$24,671	$504,350	$511,755	$(7,405)
Net income applicable to common stock	$164,389	$139,718	$24,671	$501,558	$508,963	$(7,405)
Net income per common share – Basic	$1.71	$1.38	$0.33	$5.17	$5.01	$0.16
Net income per common share – Diluted	$1.70	$1.38	$0.32	$5.16	$5.00	$0.16
Dividends declared per common share - Basic	$0.30	$0.25	$0.05	$0.90	$0.75	$0.15

		Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information		2019	2018		2019	2018
Common Stock Data
End market price		$54.08	51.25		$54.08	51.25
Book value per common share at period end		60.57	51.77		60.57	51.77
Profitability Ratios
Return on assets		1.29%	1.17%		1.35%	1.48%
Return on common equity		11.44	10.10		11.96	12.72
Net interest spread		3.73	3.81		3.82	3.69
Net interest spread (taxable equivalent) - Non-GAAP		4.18	4.14		4.22	4.01
Net interest margin		4.00	4.07		4.10	3.92
Net interest margin (taxable equivalent) - Non-GAAP		4.45	4.40		4.51	4.24
Capitalization Ratios
Average equity to average assets		11.29%	11.66%		11.36%	11.69%
Common equity Tier 1 capital		17.46	16.19		17.46	16.19
Tier I capital		17.46	16.19		17.46	16.19
Total capital		20.05	18.42		20.05	18.42
Tier 1 leverage		9.87	9.60		9.87	9.60

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

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $477.0 million for the third quarter of 2019, an increase of $25.5 million when compared to $451.5 million for the same quarter of 2018. Taxable equivalent net interest income was $530.6 million for the third quarter of 2019, an increase of $42.5 million when compared to $488.1 million for the same quarter of 2018. The increase in $17.0 million in the taxable equivalent adjustment is directly related to a higher volume of tax-exempt investments and loans in Puerto Rico. Net interest margin for the third quarter of 2019 was 4.00%, a decrease of 7 basis points when compared to 4.07% for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the third quarter of 2019 was 4.45%, an increase of 5 basis points when compared to 4.40% for the same quarter of 2018. The detailed variances of the increase in net interest income are described below:

Positive variances:

•Higher interest income from investment securities due to a higher volume of U.S. Treasuries and agencies related to recent purchases to deploy liquidity and the benefit from the Puerto Rico tax exemption of these assets and higher yield; and

•Higher interest income from loans:

•Commercial loans, driven by higher volume of loans in the U.S. portfolio. Also improved yields related to the effect on the variable rate portfolio of several increases in interest rates during 2018 and the origination in a higher interest rate environment, offset by two 25 bps decreases in the end of July and mid-September 2019;

•Lease portfolio due to improved origination activity at Popular Auto; and

•Higher volume of auto loans mainly due to the Reliable Transaction, and improved activity in auto loan financing in Puerto Rico.

Negative variances:

•Lower interest income from money market investments due to the the use of excess liquidity to acquire the Reliable portfolio and investment securities, partially offset by higher yield related to the cumulative impact of the four Federal Reserve interest rate increases that occurred in 2018 offset by decreases in rates in 2019, as discussed above. The average yield of the money market investments portfolio increased 17 basis points when compared to the same period in 2018, partially offset by lower volume by $2.0 billion, due to, as mentioned above, the acquisition of the Reliable portfolio and investment securities, mostly in Puerto Rico; and

•Higher interest expense on deposits mainly due to higher cost in the U.S. by 36 basis points and 15 basis points in P.R. driven by higher volume through the direct digital channel at Popular Bank and higher cost of P.R. government deposits.

Interest income for the quarter ended September 30, 2019, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $13.1 million or an increase of $5.6 million mainly due to the fair value discount amortization related to the Reliable Transaction.

Due to the Corporation’s current asset sensitive position, the recent reductions of 25 bps of the fed funds rate by the Federal Open Market Committee (“FOMC”) on July 31, 2019, September 18, 2019 and October 30, 2019, and further expectation of lower interest rates will negatively impact our future results. See the Risk Management: Market / Interest Rate Risk section of this MD&A for additional information related to the Corporation’s interest rate risk.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations (Non-GAAP)
Quarters ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2019	2018	Variance	2019	2018	Variance		2019	2018	Variance	Rate	Volume
(In millions)							(In thousands)
$3,532	$5,514	$(1,982)	2.15%	1.98%	0.17%	Money market investments	$19,119	$27,581	$(8,462)	$2,114	$(10,576)
17,022	12,954	4,068	3.25	2.97	0.28	Investment securities	139,130	96,573	42,557	9,575	32,982
63	79	(16)	8.18	7.81	0.37	Trading securities	1,289	1,553	(264)	70	(334)
						Total money market,
						investment and trading
20,617	18,547	2,070	3.08	2.70	0.38	securities	159,538	125,707	33,831	11,759	22,072
						Loans:
12,167	11,814	353	6.11	6.09	0.02	Commercial	187,270	181,228	6,042	596	5,446
809	932	(123)	6.50	6.45	0.05	Construction	13,256	15,151	(1,895)	114	(2,009)
1,004	885	119	6.03	5.99	0.04	Leasing	15,133	13,247	1,886	97	1,789
7,127	7,142	(15)	5.37	5.29	0.08	Mortgage	95,708	94,439	1,269	1,462	(193)
2,918	2,832	86	11.77	11.91	(0.15)	Consumer	86,544	85,043	1,501	(1,186)	2,687
2,867	1,986	881	9.44	10.03	(0.59)	Auto	68,183	50,226	17,957	(3,150)	21,107
26,892	25,591	1,301	6.89	6.82	0.07	Total loans	466,094	439,334	26,760	(2,067)	28,827
$47,509	$44,138	$3,371	5.24%	5.09%	0.15%	Total earning assets	$625,632	$565,041	$60,591	$9,692	$50,899
						Interest bearing deposits:
$15,958	$13,201	$2,757	0.94%	0.69%	0.25%	NOW and money market [1]	$37,670	$22,974	$14,696	$8,766	$5,930
10,241	9,797	444	0.46	0.37	0.09	Savings	11,839	9,043	2,796	2,267	529
7,829	7,419	410	1.48	1.24	0.24	Time deposits	29,251	23,117	6,134	4,723	1,411
34,028	30,417	3,611	0.92	0.72	0.20	Total deposits	78,760	55,134	23,626	15,756	7,870
236	298	(62)	2.64	2.16	0.48	Short-term borrowings	1,573	1,622	(49)	356	(405)
						Other medium and
1,204	1,563	(359)	4.88	5.16	(0.28)	long-term debt	14,653	20,140	(5,487)	(815)	(4,672)
						Total interest bearing
35,468	32,278	3,190	1.06	0.95	0.11	liabilities	94,986	76,896	18,090	15,297	2,793
8,794	8,860	(66)				Demand deposits
3,247	3,000	247				Other sources of funds
$47,509	$44,138	$3,371	0.79%	0.69%	0.10%	Total source of funds	94,986	76,896	18,090	15,297	2,793
						Net interest margin/
			4.45%	4.40%	0.05%	income on a taxable equivalent basis (Non-GAAP)	530,646	488,145	42,501	$(5,605)	$48,106
			4.18%	4.14%	0.04%	Net interest spread
						Taxable equivalent adjustment	53,656	36,676	16,980
						Net interest margin/ income
			4.00%	4.07%	(0.07)%	non-taxable equivalent basis (GAAP)	$476,990	$451,469	$25,521
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income for the nine-months period ended September 30, 2019 was $1.4 billion, compared to $1.3 billion for the same period of 2018. Taxable equivalent net interest income was $1.6 billion for the nine months ended September 30, 2019, an increase of $206.0 million when compared to the $1.4 billion for the same period of 2018. Net interest margin was 4.10%, an increase of 18 basis points when compared to 3.92% for the same period in 2018. Net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2019 was 4.51%, an increase of 27 basis points when compared to the 4.24% for the same period of 2018. The drivers of the variances in net interest income for the nine-month period are similar to the quarterly variances previously described.

Positive variances:

•Higher interest income from investment securities mainly due to the acquisition of U.S. Treasuries and agencies, in part to deploy excess liquidity and benefit from the Puerto Rico tax exemption of these assets;

•Higher interest income from commercial loans, driven by higher volume in the U.S. and loans acquired in the Reliable Transaction; and

•Higher interest income in the auto and lease portfolios in P.R. due to both the Reliable two-month income as of September 2018 vs nine-month income in 2019 and the organic growth at Popular Auto.

Negative variances:

•Lower interest income from money market investments due to the use of excess liquidity to acquire the Reliable portfolio and investment securities; and

•Increase in deposits cost due to the increase in P.R. government deposits and higher volumes to fund the loan growth in the U.S.

Interest income for the nine months ended September 30, 2019 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $43.6 million income, compared with $26.6 million income for the same period in 2018. The increase is driven by the fair value discount amortization related to the Reliable Transaction.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Nine months ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2019	2018	Variance	2019	2018	Variance		2019	2018	Variance	Rate	Volume
(In millions)							(In thousands)
$4,049	$6,461	$(2,412)	2.34%	1.78%	0.56%	Money market investments	$70,874	$86,258	$(15,384)	$22,222	$(37,606)
15,576	11,652	3,924	3.22	2.92	0.30	Investment securities	375,705	254,638	121,067	29,402	91,665
66	78	(12)	7.81	7.53	0.28	Trading securities	3,852	4,387	(535)	159	(694)
						Total money market,
						investment and trading
19,691	18,191	1,500	3.06	2.53	0.53	securities	450,431	345,283	105,148	51,783	53,365
						Loans:
12,137	11,607	530	6.20	5.97	0.23	Commercial	562,355	518,306	44,049	19,964	24,085
807	919	(112)	6.69	6.27	0.42	Construction	40,424	43,083	(2,659)	2,770	(5,429)
973	852	121	6.06	5.99	0.07	Leasing	44,222	38,255	5,967	449	5,518
7,125	7,109	16	5.36	5.31	0.05	Mortgage	286,305	283,039	3,266	2,620	646
2,865	2,857	8	11.88	11.49	0.40	Consumer	254,615	245,436	9,179	7,719	1,460
2,807	1,290	1,517	9.69	9.27	0.42	Auto	203,489	89,413	114,076	4,273	109,803
26,714	24,634	2,080	6.96	6.60	0.36	Total loans	1,391,410	1,217,532	173,878	37,795	136,083
$46,405	$42,825	$3,580	5.30%	4.88%	0.42%	Total earning assets	$1,841,841	$1,562,815	$279,026	$89,578	$189,448
						Interest bearing deposits:
$14,994	$12,298	$2,696	0.99%	0.55%	0.44%	NOW and money market [1]	$110,699	$50,219	$60,480	$45,603	$14,877
10,053	9,341	712	0.43	0.31	0.12	Savings	32,200	22,006	10,194	7,703	2,491
7,778	7,621	157	1.46	1.17	0.29	Time deposits	85,136	66,825	18,311	17,553	758
32,825	29,260	3,565	0.93	0.64	0.29	Total deposits	228,035	139,050	88,985	70,859	18,126
242	379	(137)	2.67	1.90	0.77	Short-term borrowings	4,828	5,387	(559)	1,760	(2,319)
						Other medium and
1,210	1,575	(365)	4.73	5.01	(0.28)	long-term debt	43,791	59,204	(15,413)	(3,587)	(11,826)
						Total interest bearing
34,277	31,214	3,063	1.08	0.87	0.21	liabilities	276,654	203,641	73,013	69,032	3,981
8,871	8,755	116				Demand deposits
3,257	2,856	401				Other sources of funds
$46,405	$42,825	$3,580	0.79%	0.64%	0.15%	Total source of funds	276,654	203,641	73,013	69,032	3,981
			4.51%	4.24%	0.27%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,565,187	1,359,174	206,013	$20,546	$185,467
			4.22%	4.01%	0.21%	Net interest spread
						Taxable equivalent adjustment	140,918	100,522	40,396
			4.10%	3.92%	0.18%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,424,269	$1,258,652	$165,617
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

The Corporation’s provision for loan losses was $36.5 million for the quarter ended September 30, 2019, compared to $54.4 million for the quarter ended September 30, 2018, a decrease of $17.9 million, mostly related to the BPPR segment.

The provision for loan losses for the BPPR segment was $34.5 million for the quarter ended September 30, 2019, compared to $51.9 million for the quarter ended September 30, 2018, a decrease of $17.4 million. The decrease in the provision was mostly due to revisions in the same period of 2018 to certain loss estimates, which prompted an increase in the reserves for the purchased credit impaired loans accounted for under ASC 310-30.

The Popular U.S. segment continued to reflect strong growth and favorable credit quality metrics. The provision for loan losses for this segment amounted to $2.1 million for the quarter ended September 30, 2019, compared to $2.5 million for the same quarter in 2018.

The Corporation’s total provision for loan losses was $118.6 million for the nine months ended September 30, 2019, compared to $185.5 million for the nine months ended September 30, 2018, a decrease of $66.9 million.

The provision for loan losses for the BPPR segment totaled $94.9 million for the nine months ended September 30, 2019, compared to $154.7 million for the same period in 2018, a decrease of $59.8 million. The decrease in the provision for the nine months ended September 30, 2019 was mainly due to the above-mentioned revisions to certain loss estimates and to incremental reserves for two large impaired commercial borrowers during the same period in 2018, coupled with the continued credit quality improvements in the mortgage portfolio during 2019. These positive variances were in part offset by higher reserves for the auto loans portfolio.

The provision for loan losses for the Popular U.S. segment amounted to $23.6 million for the nine months ended September 30, 2019, compared to $30.8 million for the same period in 2018, a decrease of $7.2 million, mostly related to lower charge-offs from the taxi medallion portfolio.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

Non-interest income amounted to $142.7 million for the quarter ended September 30, 2019, compared to $151.0 million for the same quarter of the previous year. The decrease in non-interest income by $8.3 million was primarily driven by:

•lower income from mortgage banking activities by $0.8 million mainly due to higher realized losses on closed derivatives positions by $2.2 million, higher unfavorable fair value adjustments on mortgage servicing rights by $0.7 million and lower mortgage servicing fees by $0.5 million, partially offset by higher gains on securitization transactions by $2.1 million; and

•lower other operating income by $17.2 million mainly due to $9.5 million in insurance recoveries related to Hurricane Maria received during 2018 and lower modification fees received for the successful completion of loss mitigation alternatives by $7.1 million since those received in 2018 were related to hurricane relief efforts;

Partially offset by:

•higher service charges on deposit accounts by $2.8 million due to higher fees on transactional cash management services at BPPR; and

•higher other service fees by $7.0 million mainly due to higher credit and debit card fees by $4.8 million as a result of higher interchange transactional volumes and higher credit card late fees, and higher other fees by $1.4 million mainly due to placement fees recognized during the quarter and higher retail auto loan servicing fee income.

Non-interest income amounted to $417.5 million for the nine months ended September 30, 2019, compared to $499.3 million for the same period of the previous year. Excluding the unfavorable variance on the FDIC loss share income of $94.7 million, non-interest income increased by $12.9 million primarily driven by:

•higher service charges on deposit accounts by $7.6 million due to higher fees on transactional cash management services at BPPR;

•higher other service fees by $21.9 million mainly due to higher credit and debit card fees by $6.8 million and $0.6 million, respectively, as a result of higher interchange transactional volumes, higher insurance commission revenues by $5.0 million in part due to $3.5 million in contingent commissions received during the second quarter of 2019, and higher other fees by $8.6 million mainly due to higher retail auto loan servicing fee income;

•higher net gain on equity securities by $2.2 million mainly on deferred compensation plans that have an offsetting expense in personnel costs;

•higher net profit on trading account debt securities by $1.3 million due to higher unrealized gains; and

•a favorable variance in adjustments to indemnity reserves of $4.8 million mainly due to the release of a $4.4 million reserve established in connection with a 2013 transaction;

Partially offset by:

•lower income from mortgage banking activities by $14.8 million mainly due to higher unfavorable fair value adjustments on mortgage servicing rights by $12.7 million driven by higher estimated prepayment and lower earnings rate due to lower interest rates; and

•lower other operating income by $10.1 million mainly due to $9.5 million in insurance recoveries related to Hurricane Maria received during 2018 and lower modification fees received for the successful completion of loss mitigation alternatives by $9.4 million, partially offset by higher net earnings from the portfolio of investments under the equity method by $4.9 million, higher other income by $2.2 million related to recoveries of previously charged-off loans from the portfolio acquired as part of the Reliable Transaction, and higher gains on sales of daily rental units by $1.7 million.

Operating Expenses

Operating expenses amounted to $376.5 million for the quarter ended September 30, 2019, an increase of $11.0 million when compared with the same quarter of 2018, driven primarily by:

•Higher personnel cost by $7.9 million due to higher salaries by $6.5 million as a result of annual merit increases during the quarter and a higher headcount, an increase of $5.0 million related to the Corporation’s Profit-Sharing Plan, tied to the Corporation’s financial performance; partially offset by lower commission, incentives and other bonuses by $3.0 million;

•Higher net occupancy expenses by $6.0 million mainly due to a hurricane-related insurance claim reimbursement of $3.4 million received in 2018; and

•Higher professional fees by $14.7 million due to higher programming, processing and other technology services by $7.9 million and higher advisory expenses by $7.0 million related to corporate initiatives.

These increases were partially offset by:

•Lower FDIC deposit insurance costs by $5.7 million, mainly due to the small bank assessment credit received at Popular Bank;

•Lower OREO expenses by $8.1 million due to higher gains on sale and lower write-downs of mortgage properties at BPPR; and

•Lower other operating expenses by $11.9 million due to a write-down of $19.6 million of capitalized software costs related to a technology project discontinued by the Corporation during the third quarter of 2018, partially offset by $2.6 million loss recorded in 2019 related to an undeveloped corporate site which was placed for sale and higher pension plan costs by $3.5 million.

Operating expenses amounted to $1.1 billion for the nine months ended September 30, 2019, increased by $61.8 million when compared with the same period of 2018, driven primarily by:

•Higher personnel cost by $42.4 million, largely impacted by a higher headcount mainly due to the Reliable Transaction, due to higher salaries by $20.7 million, higher commission, incentives and other bonuses by $4.1 million and higher other personnel cost by $15.0 million, which includes the impact of the increase in Profit-Sharing plan accrual of $11.4 million;

•Higher net occupancy expenses by $7.6 million due to higher depreciation and maintenance costs;

•Higher equipment expenses by $9.3 million driven by technology initiatives, software and maintenance expenses;

•Higher other taxes by $4.6 million due to higher municipal license from higher revenue and personal property taxes;

•Higher professional fees by $20.5 million due to higher programing, processing and other technology by $23.3 million and higher collections, appraisal and other credit related fees by $1.9 million; partially offset by lower legal fees by $4.6 million; and

•Higher business promotions by $7.9 million due to higher advertising cost, expenses associated with the transition of the Reliable brand and higher customer reward program expense.

These increases were partially offset by:

•Lower FDIC deposit insurance costs by $9.5 million due to the termination of the temporary surcharge assessed by the FDIC to raise its Reserve Ratio and due to the small bank assessment credit received at Popular Bank;

•Lower OREO expenses by $17.3 million due to higher gains on sale and lower write-downs of mortgage properties at BPPR; and

•Lower other operating expenses by $4.1 million, mostly due to the above-mentioned capitalized software write-down of $19.6 million during 2018 and lower operational losses in 2019 by $8.2 million; partially offset by higher pension plan costs by $10.5 million, higher credit and debit card processing expenses by $4.4 million as a result of incentives received during 2018 for exceeding volume targets, a $2.6 million loss related to an undeveloped corporate site which was placed for sale and higher provision for unused commitments by $2.0 million.

Table 4 - Operating Expenses
	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Personnel costs:
Salaries	$90,016	$83,535	$6,481	$260,627	$239,940	$20,687
Commissions, incentives and other bonuses	22,360	25,365	(3,005)	70,757	66,685	4,072
Pension, postretirement and medical insurance	10,356	8,670	1,686	30,523	27,962	2,561
Other personnel costs, including payroll taxes	24,950	22,187	2,763	70,391	55,354	15,037
Total personnel costs	147,682	139,757	7,925	432,298	389,941	42,357
Net occupancy expenses	24,595	18,602	5,993	71,431	63,829	7,602
Equipment expenses	21,596	18,303	3,293	62,624	53,284	9,340
Other taxes	14,028	11,923	2,105	38,267	33,701	4,566
Professional fees:
Collections, appraisals and other credit related fees	4,131	3,371	760	12,596	10,657	1,939
Programming, processing and other technology services	63,092	55,187	7,905	184,303	161,039	23,264
Legal fees, excluding collections	2,415	4,284	(1,869)	10,350	14,954	(4,604)
Other professional fees	28,923	21,018	7,905	74,026	74,098	(72)
Total professional fees	98,561	83,860	14,701	281,275	260,748	20,527
Communications	5,881	6,054	(173)	17,685	17,342	343
Business promotion	18,365	15,478	2,887	52,158	44,265	7,893
FDIC deposit insurance	2,923	8,610	(5,687)	13,007	22,534	(9,527)
Other real estate owned (OREO) expenses	(185)	7,950	(8,135)	3,729	21,028	(17,299)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	9,450	8,946	504	27,573	23,189	4,384
Operational losses	8,832	7,770	1,062	18,498	26,695	(8,197)
All other	22,348	35,860	(13,512)	61,283	61,578	(295)
Total other operating expenses	40,630	52,576	(11,946)	107,354	111,462	(4,108)
Amortization of intangibles	2,399	2,324	75	7,082	6,973	109
Total operating expenses	$376,475	$365,437	$11,038	$1,086,910	$1,025,107	$61,803

INCOME TAXES

For the quarter ended September 30, 2019, the Corporation recorded an income tax expense of $41.4 million, compared to $42.0 million for the same quarter of the previous year. The reduction in income tax expense was primarily due to an increase in net exempt interest income compared to the third quarter of 2018, including a tax benefit of $4.1 million related to revisions to the amount of exempt income from the previous quarters partially offset by an increase in taxable income. Additionally, there was a reduction in the Puerto Rico statutory tax rate from 39% to 37.5% effective on December 2018.

For the nine months period ended September 30, 2019, income tax expense amounted to $131.9 million, compared to $35.6 million for the same period of 2018. The increase in income tax expense is mainly due to an income tax benefit of $108.9 million related to the Tax Closing Agreement entered into in connection with the FDIC Transaction, net of an income tax expense of $45.0 million from the gain resulting from the Termination Agreement with the FDIC recognized during 2018.

At September 30, 2019, the Corporation had a deferred tax asset amounting to $0.9 billion, net of a valuation allowance of $0.5 billion. The deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 33 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on deferred tax asset balances.

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

As discussed in Note 35, effective on January 1, 2019, the Corporation’s management changed the measurement basis for its reportable segments. Historically, for management reporting purposes, the Corporation had reversed the effect of the intercompany billings from itself, as holding company, to its subsidiaries for certain services or expenses incurred on their behalf. In addition, the Corporation used to reflect an income tax expense allocation for several of its subsidiaries which are Limited Liability Companies (“LLCs”) and had made an election to be treated as pass through entities for income tax purposes. The Corporation’s management has determined to discontinue making these adjustments, effective on January 1, 2019, for purposes of its management and reportable segment reporting. The Corporation reflected these changes in the measurement of the reportable segments’ results prospectively beginning on January 1, 2019.

The Corporate group reported a net income of $3.4 million for the quarter ended September 30, 2019, compared with a net loss of $19.4 million for the same quarter of the previous year. The change was mostly driven by lower operating expenses by $24.6 million due to the corporate expense allocations to its subsidiaries as a result of the change in the segment reporting measurement discussed above. The Corporate group also recorded lower net interest expense by $3.7 million due to the repayment in 2018 of the $450 million, 7% Senior Notes due on 2019, net of the issuance of $300 million, 6.125% Senior Notes due on 2023, during the third quarter of 2018. For the nine months ended September 30, 2019, the Corporate group reported a net income of $5.4 million, compared to a net loss of $55.6 million. The favorable variance is mainly due to lower operating expenses by $68.9 million, due to the change in segment reporting, and lower net interest expense by $14.5 million due to the aforementioned changes in notes payable, partially offset by a lower income tax benefit of $20.3 million due to the favorable variance in pre-tax income.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $143.3 million for the quarter ended September 30, 2019, compared with net income of $137.5 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results include the following:

•Higher net interest income by $23.6 million due to higher income from loans, reflecting growth in the auto portfolio and higher volume of debt securities, partially offset by higher expense on deposits mainly from higher volumes and cost in the public sector;

The net interest margin for the quarter ended September 30, 2019 was 4.26% compared to 4.35% for the same period in the previous year. The decrease in net interest margin is driven by earning assets mix and the increase in the deposit costs, mainly from the public sector.

•The total provision expense for the third quarter of 2019 was $34.5 million, compared to $51.9 million for the same quarter of the previous year. The decrease of $17.4 million was mainly due to revisions to certain loss estimates resulting in higher reserves for the purchased credit impaired loans accounted under ASC 310-30 during the third quarter of 2018;

•Non-interest income was lower by $10.9 million mainly due to the hurricane related insurance recoveries and loss mitigation incentives received during the third quarter of 2018, partially offset by higher other service fees and service charges on deposit accounts;

•Higher operating expenses by $28.6 million due to higher personnel costs resulting from a higher headcount, mainly from the Reliable Transaction, and higher incentives, including the Corporation’s profit-sharing plan, higher professional fees and higher corporate allocations, partially offset by lower mortgage OREO expenses and a capitalized software write-down of $19.6 million recorded during 2018; and

•Lower income tax expense by $4.1 million mainly due to the positive tax adjustment of $4.1 million related to the revisions to the amount of exempt income, as discussed in the Income Tax section of this MD&A.

For the BPPR segment, net income for the nine months ended September 30, 2019 amounted to $457.4 million, compared with net income of $514.1 million for the same period of the previous year. Excluding the positive adjustments, net of tax, of $158.5 million resulting from the FDIC Termination Agreement, discussed in Table 29 of this MD&A, the net income for the BPPR segment increased by $101.8 million when compared to the same period of the previous year. The principal factors that contributed to the variance in the financial results include the following:

•Higher net interest income by $157.6 million due to higher interest income from loans, driven by the auto loans portfolio and higher income from debt securities due to volumes, partially offset by higher interest expense from deposits mainly due to higher volumes and cost in the public sector and lower income from money market securities due to deployments to acquire debt securities;

The net interest margin for the nine months ended September 30, 2019 was 4.36% compared to 4.19% for the same period in the previous year. The increase in net interest margin is driven by earning assets mix due to the deployment of excess liquidity to acquire the Reliable portfolio and the purchase of investment securities.

•The total provision expense for the nine months ended September 30, 2019 was $94.7 million, compared to $154.8 million for the same period of the previous year. The decrease of $60.1 million was mainly due the above mentioned revisions to certain loss estimates and to incremental reserves for two large impaired commercial borrowers during 2018 and improvements in the loss trends of the mortgage portfolio during 2019, partially offset by higher reserves for the auto loans portfolio;

•Non-interest income of $369.0 million was lower by $83.6 million, compared to 2018. Excluding the variance on the FDIC loss share income of $94.7 million, due to the termination of the FDIC Shared-Loss Agreements discussed in Table 29 of this MD&A, non-interest income increased by $11.1 million, mainly due to higher other service fees and service charges on deposit accounts, partially offset by an unfavorable fair value adjustment of mortgage servicing rights and the above mentioned insurance recoveries and loss mitigation incentives received in 2018;

•Higher operating expenses by $114.5 million due to higher personnel costs due to a higher headcount mainly due to the Reliable Transaction, higher incentives and the impact of the profit-sharing plan, higher professional fees and corporate allocations, partially offset by lower mortgage OREO expenses; and

•Income tax expense was higher by $76.3 million. Excluding the net tax benefit of $63.9 million recorded in 2018 in connection with the FDIC Termination Agreements, as discussed in Table 29 of this MD&A, income tax expense was higher by $12.4 million mainly due to higher taxable income and the above mentioned $4.1 million positive adjustment related to exempt income.

Popular U.S.

For the quarter ended September 30, 2019, the reportable segment of Popular U.S. reported a net income of $18.2 million, compared with a net income of $22.1 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

•Lower net interest income by $1.8 million due to higher interest expense on deposits, mainly from the digital deposit channel, partially offset by higher interest income from commercial loans due to continued loan growth. For the third quarter of 2019, the net interest margin for the Popular U.S. segment was 3.29%, compared to 3.50% for the same period of the previous year.

•Lower provision for loan losses by $0.4 million; and

•Higher operating expenses by $7.2 million mainly due to higher personnel costs driven by higher salaries, higher professional fees, higher corporate allocations and higher legal contingency reserves, partially offset by a lower FDIC insurance expense due to the small bank assessment credit received in the third quarter of 2019.

For the nine months ended September 30, 2019, the reportable segment of Popular U.S. reported a net income of $41.3 million, compared with a net income of $52.9 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:

•Lower net interest income by $4.8 million due to higher interest expense on deposits, offset by higher interest income from commercial loans, as discussed above. For the nine months ended September 30, 2019, the net interest margin for the Popular U.S. segment was 3.37%, compared to 3.53% for the same period of the previous year;

•Lower provision for loan losses by $7.2 million mainly related to the taxi medallion portfolio;

•Higher non-interest income by $2.3 million mainly from higher service charges on deposit accounts; and

•Higher operating expenses by $16.4 million mainly due to higher personnel costs due to the factors mentioned above, higher corporate allocations and higher legal contingency reserves.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $52.5 billion at September 30, 2019, compared to $47.6 billion at December 31, 2018. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $5.2 billion at September 30, 2019, compared to $4.2 billion at December 31, 2018. The increase was mainly due to an increase in Puerto Rico public sector deposits.

Debt securities available-for-sale increased by $3.2 billion to $16.5 billion at September 30, 2019. The increase was mainly due to the purchases of mortgage-backed securities and U.S. Treasury securities at BPPR, partially offset by maturities and paydowns. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $0.5 billion to $ 27.0 billion at September 30, 2019 mainly driven by the growth of auto loans and leases at the BPPR segment, coupled with an increase of commercial loans at PB.

Table 5 - Loans Ending Balances
(In thousands)	September 30, 2019	December 31, 2018	Variance
Loans held-in-portfolio:
Commercial	$12,208,449	$12,043,019	$165,430
Construction	754,056	779,449	(25,393)
Legacy[1]	23,192	25,949	(2,757)
Lease financing	1,022,484	934,773	87,711
Mortgage	7,168,619	7,235,258	(66,639)
Auto	2,847,758	2,608,785	238,973
Consumer	2,983,417	2,880,656	102,761
Total loans held-in-portfolio	27,007,975	26,507,889	500,086
Loans held-for-sale:
Mortgage	56,370	51,422	4,948
Total loans held-for-sale	56,370	51,422	4,948
Total loans	$27,064,345	$26,559,311	$505,034

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Other assets

Other assets increased by $0.1 billion mainly due to the recognition of right-of-use assets as a result of the implementation of the new lease accounting standard, as discussed in Note 3, which required balance sheet recognition of operating lease contracts. Refer to Note 14 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at September 30, 2019 and December 31, 2018.

Liabilities

The Corporation’s total liabilities were $46.6 billion at September 30, 2019, compared to $42.2 billion at December 31, 2018.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2019 and December 31, 2018 is included in Table 6.

Table 6 - Financing to Total Assets
	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2019	2018	from 2018 to 2019	2019	2018
Non-interest bearing deposits	$8,772	$9,149	(4.1)%	16.7%	19.2%
Interest-bearing core deposits	30,322	25,714	17.9	57.8	54.0
Other interest-bearing deposits	5,072	4,847	4.6	9.7	10.2
Repurchase agreements	213	282	(24.5)	0.4	0.6
Notes payable	1,167	1,256	(7.1)	2.2	2.7
Other liabilities	1,026	922	11.3	1.9	1.9
Stockholders’ equity	5,908	5,435	8.7	11.3	11.4

Deposits

The Corporation’s deposits totaled $44.2 billion at September 30, 2019, compared to $39.7 billion at December 31, 2018. The deposits increase of $4.5 billion was mainly due to an increase of $3.7 billion in Puerto Rico public sector deposits at BPPR and an increase in savings, NOW and money market deposits at PB. Refer to Table 7 for a breakdown of the Corporation’s deposits at September 30, 2019 and December 31, 2018.

Table 7 - Deposits Ending Balances
(In thousands)	September 30, 2019	December 31, 2018	Variance
Demand deposits [1]	$19,191,657	$16,077,023	$3,114,634
Savings, NOW and money market deposits (non-brokered)	16,778,332	15,616,247	1,162,085
Savings, NOW and money market deposits (brokered)	400,049	400,004	45
Time deposits (non-brokered)	7,614,393	7,500,544	113,849
Time deposits (brokered CDs)	181,764	116,221	65,543
Total deposits	$44,166,195	$39,710,039	$4,456,156
[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $1.4 billion at September 30, 2019, a decrease of $0.2 billion from December 31, 2018, mainly due to maturities of Federal Home Loan Bank advances and repurchase agreements at PB. Refer to Note 17 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities amounted to $1.0 billion at September 30, 2019, an increase of $0.1 billion when compared to December 31, 2018, mainly due to the recognition of operating lease liabilities, as discussed above, partially offset by a decrease in the liability for rebooked GNMA loans sold with an option to repurchase.

Stockholders’ Equity

Stockholders’ equity totaled $5.9 billion at September 30, 2019, an increase of $473.4 million, principally due to the net income of $504.4 million for the nine months ended September 30, 2019 and higher unrealized gains on debt securities available-for-sale by $282.8 million, offset by the impact of the $250 million accelerated share repurchase transaction and declared dividends of $87.0 million on common stock and $2.8 million in dividends on preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2019, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2019 and December 31, 2018, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Table 8 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2019	December 31, 2018
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,858,288	$5,384,897
AOCI related adjustments due to opt-out election	86,657	378,038
Goodwill, net of associated deferred tax liability (DTL)	(590,584)	(596,695)
Intangible assets, net of associated DTLs	(21,479)	(26,833)
Deferred tax assets and other deductions	(397,374)	(507,896)
Common equity tier 1 capital	$4,935,508	$4,631,511
Additional tier 1 capital:
Preferred stock	50,160	50,160
Other additional tier 1 capital deductions	(50,160)	(50,160)
Additional tier 1 capital	$-	$-
Tier 1 capital	$4,935,508	$4,631,511
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	357,487	348,951
Tier 2 capital	$731,224	$722,688
Total risk-based capital	$5,666,732	$5,354,199
Minimum total capital requirement to be well capitalized	$2,826,359	$2,740,372
Excess total capital over minimum well capitalized	$2,840,373	$2,613,827
Total risk-weighted assets	$28,263,590	$27,403,718
Total assets for leverage ratio	$49,987,257	$46,876,424
Risk-based capital ratios:
Common equity tier 1 capital	17.46%	16.90%
Tier 1 capital	17.46	16.90
Total capital	20.05	19.54
Tier 1 leverage	9.87	9.88

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2019, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of September 30, 2019 as compared to December 31, 2018 was mainly attributed to the nine months period earnings, partially offset by higher risk weighted assets driven by the growth in auto loans and leases, and the accelerated share repurchase transaction of $250 million completed on the first quarter of 2019. The leverage capital ratio decrease slightly mainly impacted by the increase in average total assets.

Simplifications to the Capital Rule Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996

On July 9, 2019, the federal banking regulatory agencies issued a final rule that simplified several requirements in the agencies' regulatory capital rules. These rules, effective on April 1, 2020, simplify the regulatory capital requirement for mortgage servicing assets (MSAs), deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions by raising the CET1 deduction threshold from 10% to 25%. The 15% CET 1 deduction threshold which applies to aggregate amount of such items would be eliminated. The rule also requires, among other changes, increasing from 100% to 250% the risk weight to MSAs and temporary difference deferred tax asset not deducted from capital. For investments in the capital of unconsolidated financial institutions, the risk weight would be based on the exposure category of the investment. As a result of these rules, the Corporation’s risk-based capital ratios are expected to decrease driven by the change in risk weighting. On a pro forma basis as of September 30, 2019, the impact would have been a reduction of approximately 63 bps.

Non-GAAP financial measures

The tangible common equity, tangible common equity ratio, tangible assets and tangible book value per common share, which are presented in the table that follows, are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders' equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2019, and December 31, 2018.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2019	December 31, 2018
Total stockholders’ equity	$5,908,448	$5,435,057
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(21,479)	(26,833)
Total tangible common equity	$5,165,687	$4,686,942
Total assets	$52,480,415	$47,604,577
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(21,479)	(26,833)
Total tangible assets	$51,787,814	$46,906,622
Tangible common equity to tangible assets	9.97%	9.99%
Common shares outstanding at end of period	96,714,664	99,942,845
Tangible book value per common share	$53.41	$46.90

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 21 in the Consolidated Financial Statements for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2019, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $219 million at September 30, 2019 of which approximately 45% mature in 2019, 42% in 2020, 11% in 2021 and 2% thereafter.

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

Refer to Note 17 in the Consolidated Financial Statements for a breakdown of long-term borrowings by maturity.

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

Table 10 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2019.

Table 10 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2019	Years 2020 - 2021	Years 2022 - 2023	Years 2024 - thereafter	Total
Commitments to extend credit	$5,709,076	$1,643,752	$199,220	$137,852	$7,689,900
Commercial letters of credit	2,688	2,110	-	-	4,798
Standby letters of credit	13,414	65,986	-	-	79,400
Commitments to originate or fund mortgage loans	36,164	9,650	-	-	45,814
Total	$5,761,342	$1,721,498	$199,220	$137,852	$7,819,912

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are securities in the debt securities portfolio classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $16.5 billion as of September 30, 2019. Other assets subject to market risk include loans held-for-sale, which amounted to $56 million, mortgage servicing rights (“MSRs”) which amounted to $151 million and securities classified as “trading”, which amounted to $36 million, as of September 30, 2019.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at September 30, 2019 and December 31, 2018, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11 - Net Interest Income Sensitivity (One Year Projection)
	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$121,277	6.40%	$151,871	8.12%
+200 basis points	61,282	3.23	76,479	4.09
+100 basis points	31,005	1.64	39,234	2.10
-100 basis points	(38,293)	(2.02)	(26,305)	(1.41)
-200 basis points	(179,557)	(9.48)	(145,819)	(7.80)

At September 30, 2019, the simulations showed that the Corporation maintains an asset-sensitive position. This is primarily due to (i) a high level of money market and short-term investments that are highly sensitive to changes in interest rates, (ii) approximately 30% of the Corporation’s loan portfolio being comprised of variable rate loans, and (iii) low elasticity of the Corporation’s core deposit base. The asset sensitive position is more asymmetric in the more extreme -200 basis point scenario, as the Company does not expect it could lower deposit costs below zero. Due to the Corporation’s current asset sensitive position as detailed above, the recent drop of 25 bps of the fed funds rate by the FOMC and further expectation of lower interest rates will negatively impact our future results. However, other factors like balance sheet size, asset mix and the shape of the yield curve will also impact these results.

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

At September 30, 2019, the Corporation held trading securities with a fair value of $36 million, representing approximately 0.1% of the Corporation’s total assets, compared with $38 million and 0.1%, respectively, at December 31, 2018. As shown in Table 12, the trading portfolio consists principally of mortgage-backed securities which at September 30, 2019 were investment grade securities. As of September 30, 2019, the trading portfolio also included $3 million in U.S. Treasury securities and $0.6 million in Puerto Rico government obligations ($6 million and $0.1 million as of December 31, 2018, respectively). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $295 thousand for the quarter ended September 30, 2019 and a net trading account loss of $122 thousand for the quarter ended September 30, 2018.

Table 12 - Trading Portfolio
	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$28,798	5.30%	$27,257	5.49%
U.S. Treasury securities	2,760	1.55	6,278	2.13
Collateralized mortgage obligations	636	5.72	659	5.62
Puerto Rico government obligations	649	2.56	134	0.26
Interest-only strips	456	12.05	484	12.05
Other	3,004	3.38	2,975	3.54
Total	$36,303	4.90%	$37,787	4.85%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.2 million for the last week in September 2019. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The Corporation currently measures at fair value on a recurring basis its trading debt securities, debt securities available-for-sale, certain equity securities, derivatives and mortgage servicing rights. Occasionally, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 84% of the Corporation’s total assets at September 30, 2019 and 83% at December 31, 2018. The ratio of total ending loans to deposits was 61% at September 30, 2019, compared to 67% at December 31, 2018. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.4 billion at September 30, 2019 (December 31, 2018 - $1.5 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 17 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. Note 36 to the Consolidated Financial Statements provides consolidating statements of condition, of operations and of cash flows which separately presents the Corporation’s bank holding companies and its subsidiaries as part of the “All other subsidiaries and eliminations” column.

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB or “the banking subsidiaries”) include retail and commercial deposits, brokered deposits, unpledged investment securities, mortgage loan securitization, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Bank of New York (the “FRB”), and has a considerable amount of collateral pledged that can be used to raise funds under these facilities.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 39.1 billion, or 89% of total deposits, at September 30, 2019, compared with $34.9 billion, or 88% of total deposits, at December 31, 2018. Core deposits financed 80% of the Corporation’s earning assets at September 30, 2019, compared with 79% at December 31, 2018.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at September 30, 2019 is presented in the table that follows:

Table 13 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$1,981,393
3 to 6 months	417,670
6 to 12 months	651,099
Over 12 months	1,486,757
Total	$4,536,919

The Corporation had $ 0.6 billion in brokered deposits at September 30, 2019 and $0.5 billion at December 31, 2018, which financed approximately 1%, of its total assets. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

At September 30, 2019, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHC’s amounted to $680 million at September 30, 2019 and $679 million at December 31, 2018.

The contractual maturities of the BHC’s notes payable at September 30, 2019 are presented in Table 14.

Table 14 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$294,990
Later years	384,895
Total	$679,885

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Non-banking subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injections and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings or capital contributions from their holding companies. On July 1, 2019, Popular Securities received a capital contribution amounting to $4 million from Popular, Inc.

Dividends

During the nine months ended September 30, 2019, the Corporation declared quarterly dividends on its outstanding common stock of $0.30 per share, for a year-to-date total of $87.0 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $2.8 million. During the nine months ended September 30, 2019, the BHC’s received dividends amounting to $350 million from BPPR, $6 million in dividends from its non-banking subsidiaries, $2 million in dividends from EVERTEC’s parent company, $3 million from an investment in equity investee and $13 million in dividends from its investments in BHD Leon.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $3.5 billion at September 30, 2019 and $4.3 billion at December 31, 2018. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at September 30, 2019 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 21 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $69 million at September 30, 2019. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 35 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which faces severe economic and fiscal challenges.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006, and the Commonwealth’s gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published on July 3, 2019, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3% and 4.7%, respectively. The Planning Board’s report also projects that real GNP will increase approximately 2% and 3.6% in fiscal years 2019 and 2020, respectively, in part due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. For information regarding the economic projections of the 2019 Commonwealth Fiscal Plan, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Recent Political Developments

In June 2019, two former senior Puerto Rico government officials were indicted by federal law enforcement agencies on fraud and other charges. This and other scandals involving Puerto Rico Governor, Ricardo Rosselló Nevares, and other senior government officials led to massive protests and, ultimately, to Mr. Rosselló’s resignation, which became effective on August 2, 2019. Mr. Pedro Pierluisi, a former Resident Commissioner of Puerto Rico in the U.S. Congress was nominated by former Governor Rosselló on July 31, 2019 to serve as the Puerto Rico Secretary of State (who under the Puerto Rico Constitution is first in line to succeed the Governor in the event of a vacancy) and was sworn in as Governor after Mr. Rosselló’s resignation became effective. However, on August 7, 2019, Mr. Pierluisi’s accession to the governorship was declared unconstitutional by the Puerto Rico Supreme Court and Wanda Vázquez Garced, Secretary of Justice, was sworn in as Governor.

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

PROMESA

PROMESA created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. On February 15, 2019, however, the First Circuit of the U.S. Court of Appeals (the “First Circuit”) declared such appointments unconstitutional on the grounds that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate. The First Circuit, however, validated the Oversight Board’s past acts and did not dismiss the petitions under Title III of PROMESA, as the plaintiffs had requested. In doing so, the First Circuit relied on a doctrine known as the “de facto officer doctrine,” which provides that acts performed by an officer that has assumed official duties without having been properly appointed to an office are valid even if it is later discovered that the officer’s appointment is legally deficient. The parties challenging the constitutionality of PROMESA appealed the First Circuit’s decision to the U.S. Supreme Court and the First Circuit stayed its decision pending the appeal. The U.S. Supreme Court held oral arguments on this case on October 15, 2019 and is expected to issue a decision before the end of its current term (June 2020). Given the lack of precedents interpreting the provisions of PROMESA, no assurances can be given as to the outcome of the appeal. Any outcome that results in the voidance of the Oversight Board’s past actions could create further fiscal instability and adversely affect the Puerto Rico economy.

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

The 2019 Commonwealth Fiscal Plan estimates a 4.7% contraction in real GNP in fiscal year 2018, after accounting for the impact of disaster relief funding and the measures and structural reforms contemplated by the plan. It also projects that disaster relief spending will have a short-term stimulative effect on the economy, which, combined with the estimated effects of the proposed fiscal measures and structural reforms, will result in real GNP growth of approximately 4% and 1.5% in fiscal years 2019 and 2020, respectively. The Commonwealth’s population is estimated to steadily decline at rates of approximately 1% to 2% annually through fiscal year 2024.

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

The 2019 Commonwealth Fiscal Plan does not contemplate the restructuring of the debt of the Commonwealth’s municipalities. It does, however, contemplate the gradual reduction and the ultimate elimination of budgetary subsidies provided by the Commonwealth to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Commonwealth appropriations to municipalities were reduced by $150 million in fiscal year 2018 and by an additional $45 million in 2019 (from approximately $370 million in fiscal year 2017 to approximately $220 million in fiscal year 2018 (exclusive of one-time hurricane related appropriations) and approximately $175 in fiscal year 2019). The 2019 Commonwealth Fiscal Plan provides for additional reductions in such appropriations every fiscal year, holding appropriations constant at approximately 45-50% of current levels starting in fiscal year 2022, before ultimately phasing out all subsidies in fiscal year 2024.

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

Pending Title III and Title VI Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico (“ERS”), the Puerto Rico Highways and Transportation Authority (“HTA”), PREPA and the Puerto Rico Public Buildings Authority (“PBA”).

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

On September 27, 2019, the Oversight Board filed a plan of adjustment for the Commonwealth, ERS and PBA in the pending debt restructuring proceedings under Title III of PROMESA. The proposed plan of adjustment, which has not yet been confirmed by the Title III court and may suffer significant changes before confirmation, provides a framework for the Commonwealth to exit bankruptcy. As of the date of this report, the Oversight Board has not filed plans of adjustment for PREPA or HTA.

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

At September 30, 2019 and December 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled to $432 million and $458 million, respectively, which amounts were fully outstanding on such dates. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $391 million consists of loans and $41 million are securities ($413 million and $45 million, respectively, at December 31, 2018). Substantially all of the amount outstanding at September 30, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. On July 1, 2019 the Corporation received principal payments amounting to $22 million from various obligations from Puerto Rico municipalities. At September 30, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. As discussed above, the Oversight Board recently designated all Commonwealth’s municipalities as covered entities under PROMESA and requested the development of fiscal plans and budgets from ten municipalities as part of a new pilot initiative. The Corporation does not have direct exposure to any of the municipalities that are currently part of such pilot initiative. For a more detailed description of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 22 – Commitments and Contingencies.

In addition, at September 30, 2019, the Corporation had $355 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $281 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and subsequent foreclosure of the underlying property. The Corporation also had, at Septermber 30, 2019, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and subsequent foreclosure of the underlying property (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, she has not exercised this power as of the date hereof. In addition, at September 30, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $21 million of commercial real estate notes issued by government entities, but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

The Corporation may also have direct exposure with regards to avoidance and other causes of action initiated by the Oversight Board on behalf of the Commonwealth or other Title III debtors. For additional information regarding such exposure, refer to Note 22 of the Consolidated Financial Statements.

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

At September 30, 2019, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $72 million, of which $64 million is outstanding (compared to $76 million and $68 million, respectively, at December 31, 2018). Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $14 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $8 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $42 million, $14 million and $12 million, respectively, at December 31, 2018).

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.2 billion of residential mortgages and $68 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2019 (compared to $1.2 billion and $74 million, respectively, at December 31, 2018).

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 15.

As of September 30, 2019, the Puerto Rico segment continued to reflect positive credit quality trends, when compared to December 31, 2018, with continued improvements in non-performing assets and stable net charge-off trends. The charge-offs for the BPPR segment reflect the impact of previously reserved troubled debt restructured commercial real estate loans and revisions to the auto loans charge-of policy. The credit quality metrics of our U.S. operation also remained favorable. The Corporation continues to be attentive to the performance of its portfolios and related credit metrics. The following presents credit quality results for the third quarter of 2019.

Total non-performing assets (“NPAs”) decreased by $72 million when compared with December 31, 2018. This decrease was primarily driven by lower non-performing loans (“NPLs”) in the Puerto Rico segment by $47 million, combined with lower other real estate owned loans (“OREOs”) by $19 million. The decrease in the BPPR’s NPLs was mostly due to lower mortgage and commercial NPLs by $28 million and $17 million, respectively.

At September 30, 2019, NPLs secured by real estate amounted to $425 million in the Puerto Rico operations and $39 million in the Popular U.S. operations. These figures were $459 million and $49 million, respectively, at December 31, 2018.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.7 billion at September 30, 2019, of which $1.9 billion was secured with owner occupied properties, compared with $7.8 billion and $2.0 billion, respectively, at December 31, 2018. CRE NPLs amounted to $123 million at September 30, 2019, compared with $129 million at December 31, 2018. The CRE NPL ratios for the BPPR and Popular U.S. segments were 3.12% and 0.07%, respectively, at September 30, 2019, compared with 3.05% and 0.02%, respectively, at December 31, 2018.

In addition to the NPLs included in Table 15, at September 30, 2019, there were $201 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2018 - $153 million).

For the quarter ended September 30, 2019, total inflows of NPLs held-in-portfolio, excluding consumer loans, increased by $24 million, or 32%, when compared to the inflows for the same quarter in 2018. Inflows of NPLs held-in-portfolio at the BPPR segment increased by $26 million, or 37%, compared to the third quarter of 2018, mostly driven by higher commercial inflows by $20 million, primarily due to the above-mentioned previously accruing restructured commercial real estate loans.

Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $2 million, or 29%, from the same quarter in 2018.

Table 15 - Non-Performing Assets
	September 30, 2019				December 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$166,366	$3,331	$169,697	1.4%	$182,950	$1,076	$184,026	1.5%
Construction	274	10,060	10,334	1.4	1,788	12,060	13,848	1.8
Legacy[1]	-	2,318	2,318	10.0	-	2,627	2,627	10.1
Leasing	2,733	-	2,733	0.3	3,313	-	3,313	0.4
Mortgage	296,025	9,517	305,542	4.3	323,565	11,033	334,598	4.6
Auto	22,954	-	22,954	0.8	24,050	-	24,050	0.9
Consumer	32,421	11,793	44,214	1.5	32,432	16,193	48,625	1.7
Total non-performing loans held-in-portfolio	520,773	37,019	557,792	2.1%	568,098	42,989	611,087	2.3%
Other real estate owned (“OREO”)	115,548	2,380	117,928		134,063	2,642	136,705
Total non-performing assets[2]	$636,321	$39,399	$675,720		$702,161	$45,631	$747,792
Accruing loans past due 90 days or more[3] [4]	$476,814	$-	$476,814		$612,543	$-	$612,543
Ratios:
Non-performing assets to total assets	1.52%	0.37%	1.29%		1.86%	0.46%	1.57%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.61	0.52	2.07		2.86	0.65	2.31
Allowance for loan losses to loans held-in-portfolio	2.26	0.87	1.90		2.55	0.94	2.15
Allowance for loan losses to non-performing loans, excluding held-for-sale	86.56	166.39	91.86		89.27	144.66	93.17

HIP = “held-in-portfolio”

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

[2] There were no non-performing loans held-for-sale as of September 30, 2019 and December 31, 2018.

[3] The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $189 million at September 30, 2019 (December 31, 2018 - $216 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[4] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $241 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2019 (December 31, 2018 - $283 million). These balances also include approximately $99 million of loans rebooked due to a repurchase option with GNMA liability (December 31, 2018 - $134 million). The Corporation has approximately $65 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2018 - $69 million).

Table 16 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$459,973	$30,088	$490,061	$508,303	$26,796	$535,099
Plus:
New non-performing loans	93,910	4,040	97,950	204,106	14,480	218,586
Advances on existing non-performing loans	-	290	290	-	380	380
Less:
Non-performing loans transferred to OREO	(7,713)	(197)	(7,910)	(20,484)	(490)	(20,974)
Non-performing loans charged-off	(10,738)	(3,514)	(14,252)	(43,683)	(4,783)	(48,466)
Loans returned to accrual status / loan collections	(72,767)	(5,481)	(78,248)	(185,577)	(11,157)	(196,734)
Ending balance NPLs[1]	$462,665	$25,226	$487,891	$462,665	$25,226	$487,891
[1] Includes $2.3 million of NPLs related to the legacy portfolio.

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$538,597	$35,130	$573,727	$467,923	$21,730	$489,653
Plus:
New non-performing loans	68,347	6,069	74,416	353,416	33,629	387,045
Advances on existing non-performing loans	-	58	58	763	64	827
Reclassification from covered loans	-	-	-	3,413	-	3,413
Less:
Non-performing loans transferred to OREO	(6,168)	(183)	(6,351)	(14,280)	(183)	(14,463)
Non-performing loans charged-off	(23,769)	(17)	(23,786)	(58,425)	(330)	(58,755)
Loans returned to accrual status / loan collections	(55,128)	(6,068)	(61,196)	(230,931)	(19,921)	(250,852)
Ending balance NPLs[1]	$521,879	$34,989	$556,868	$521,879	$34,989	$556,868
[1] Includes $3.4 million of NPLs related to the legacy portfolio.

Table 18 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$149,139	$6,209	$155,348	$182,950	$1,076	$184,026
Plus:
New non-performing loans	43,650	734	44,384	56,413	7,316	63,729
Less:
Non-performing loans transferred to OREO	(972)	-	(972)	(3,683)	-	(3,683)
Non-performing loans charged-off	(2,005)	(1,302)	(3,307)	(22,854)	(2,032)	(24,886)
Loans returned to accrual status / loan collections	(23,446)	(2,310)	(25,756)	(46,460)	(3,029)	(49,489)
Ending balance NPLs	$166,366	$3,331	$169,697	$166,366	$3,331	$169,697

Table 19 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$162,781	$2,168	$164,949	$161,226	$3,839	$165,065
Plus:
New non-performing loans	23,894	1,663	25,557	92,867	3,637	96,504
Advances on existing non-performing loans	-	-	-	647	-	647
Less:
Non-performing loans transferred to OREO	(1,480)	-	(1,480)	(5,985)	-	(5,985)
Non-performing loans charged-off	(5,179)	(3)	(5,182)	(19,726)	(234)	(19,960)
Loans returned to accrual status / loan collections	(8,745)	(2,414)	(11,159)	(57,758)	(5,828)	(63,586)
Ending balance NPLs	$171,271	$1,414	$172,685	$171,271	$1,414	$172,685

Table 20 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$1,788	$12,060	$13,848	$1,788	$12,060	$13,848
Plus:
Advances on existing non-performing loans	-	215	215	-	215	215
Less:
Non-performing loans charged-off	-	(2,215)	(2,215)	-	(2,215)	(2,215)
Loans returned to accrual status / loan collections	(1,514)	-	(1,514)	(1,514)	-	(1,514)
Ending balance NPLs	$274	$10,060	$10,334	$274	$10,060	$10,334

Table 21 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$2,559	$17,901	$20,460	$-	$-	$-
Plus:
New non-performing loans	-	-	-	4,177	17,901	22,078
Advances on existing non-performing loans	-	-	-	116	-	116
Less:
Loans returned to accrual status / loan collections	(730)	(35)	(765)	(2,464)	(35)	(2,499)
Ending balance NPLs	$1,829	$17,866	$19,695	$1,829	$17,866	$19,695

Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$309,046	$9,350	$318,396	$323,565	$11,033	$334,598
Plus:
New non-performing loans	50,260	3,306	53,566	147,693	6,954	154,647
Advances on existing non-performing loans	-	37	37	-	119	119
Less:
Non-performing loans transferred to OREO	(6,741)	(197)	(6,938)	(16,801)	(490)	(17,291)
Non-performing loans charged-off	(8,733)	-	(8,733)	(20,829)	(539)	(21,368)
Loans returned to accrual status / loan collections	(47,807)	(2,979)	(50,786)	(137,603)	(7,560)	(145,163)
Ending balance NPLs	$296,025	$9,517	$305,542	$296,025	$9,517	$305,542

Table 23 - Activity in Non-Performing Mortgage loans Held-in-Portfolio

	For the quarter ended September 30, 2018			For the nine months ended September 30, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$373,257	$11,398	$384,655	$306,697	$14,852	$321,549
Plus:
New non-performing loans	44,453	4,406	48,859	256,372	11,019	267,391
Advances on existing non-performing loans	-	52	52	-	52	52
Reclassification from covered loans	-	-	-	3,413	-	3,413
Less:
Non-performing loans transferred to OREO	(4,688)	(183)	(4,871)	(8,295)	(183)	(8,478)
Non-performing loans charged-off	(18,590)	(14)	(18,604)	(38,699)	(96)	(38,795)
Loans returned to accrual status / loan collections	(45,653)	(3,353)	(49,006)	(170,709)	(13,338)	(184,047)
Ending balance NPLs	$348,779	$12,306	$361,085	$348,779	$12,306	$361,085

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at September 30, 2019 and December 31 2018, are presented below.

Table 24 - Loan Delinquencies

(Dollars in thousands)	September 30, 2019			December 31, 2018
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$324,371	$12,208,449	2.66%	$406,442	$12,043,019	3.37%
Construction	10,597	754,056	1.41	13,848	779,449	1.78
Legacy	2,461	23,192	10.61	3,267	25,949	12.59
Leasing	16,384	1,022,484	1.60	12,803	934,773	1.37
Mortgage	1,321,990	7,168,619	18.44	1,474,923	7,235,258	20.39
Consumer	237,507	5,831,175	4.07	196,325	5,489,441	3.58
Loans held-for-sale	50	56,370	0.09	173	51,422	0.34
Total	$1,913,360	$27,064,345	7.07%	$2,107,781	$26,559,311	7.94%

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

At September 30, 2019, the ALLL amounted to $512 million, a decrease of $57 million, when compared with December 31, 2018. The BPPR ALLL decreased by $56 million, mostly due to commercial charge-offs taken during the year on previously reserved loans, continued improvements in the credit loss trends of the mortgage portfolio, and an $8.2 million reserve release from a $40 million loan relationship, in the ASC 310-30 portfolio, sold during the quarter. These positive variances were partially offset by higher reserves for the auto loans portfolio. The Popular U.S. segment remained essentially flat at $62 million. The provision for loan losses for the third quarter of 2019 amounted to $36.5 million, compared to $54.4 million in the same period in the prior year. Refer to the Provision for Loan Losses section of this MD&A for additional information.

Preliminary impact estimate of the adoption of FASB Accounting Standards Updates (“ASUs”), Financial Instruments – Credit Losses (Topic 326)

Refer to Note 3 to the Consolidated Financial Statements included in this Form 10-Q for an update on the Corporation’s implementation efforts for the current expected credit loss model (“CECL”), pursuant to FASB Accounting Standards Updates (“ASUs”), Financial Instruments – Credit Losses (Topic 326).

Annualized net charge offs

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) by loan category for the quarters and nine months periods ended September 30, 2019 and 2018.

Table 25 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	September 30, 2019			September 30, 2018
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.59%	0.29%	0.47%	0.13%	0.15%	0.14%
Construction	(10.43)	1.29	(0.39)	(0.63)	―	(0.05)
Leases	1.38	―	1.38	0.70	―	0.70
Legacy	―	(5.01)	(5.01)	―	(9.63)	(9.63)
Mortgage	0.82	(0.01)	0.71	1.38	―	1.24
Consumer	2.71	2.13	2.66	3.02	3.42	3.06
Total annualized net charge-offs to average loans held-in-portfolio	1.21%	0.45%	1.01%	1.24%	0.29%	1.00%

	Nine months ended
	September 30, 2019			September 30, 2018
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.50%	0.34%	0.44%	0.27%	0.56%	0.38%
Construction	(3.97)	0.42	(0.14)	(0.93)	―	(0.09)
Leases	0.90	―	0.90	0.74	―	0.74
Legacy	―	(7.05)	(7.05)	―	(5.69)	(5.69)
Mortgage	0.70	0.07	0.62	1.01	(0.05)	0.90
Consumer	2.24	3.21	2.31	2.88	3.56	2.95
Total annualized net charge-offs to average loans held-in-portfolio	1.02%	0.47%	0.88%	1.07%	0.61%	0.95%

Net charge-offs (“NCOs”) for the quarter ended September 30, 2019 amounted to $67.8 million, increasing by $4.2 million when compared to the same quarter in 2018. This increase was primarily driven by higher commercial and construction NCOs in the Popular U.S. segment.

Net charge-offs for the nine months ended September 30, 2019 amounted to $175.5 million, increasing slightly by $1.7 million when compared to the same period in 2018. The BPPR segment increased by $6.8 million mainly driven by higher commercial and consumer NCOs of $13.1 million and $8.4 million, respectively, partially offset by improvements in the mortgage NCOs by $14.2 million. The increase in commercial NCOs was mostly related to the previously reserved restructured commercial real estate loans, for which impaired amounts were charged-off during the third quarter of 2019, while the increase in consumer NCOs was mostly related to revisions and alignments in the auto loans charge-off policy.

Table 26 - Composition of ALLL
September 30, 2019
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Specific ALLL	$30,130	$57	$-	$71	$42,868	$22,720	$95,846
Impaired loans	$409,221	$10,334	$-	$624	$533,317	$105,117	$1,058,613
Specific ALLL to impaired loans	7.36%	0.55%	-%	11.38%	8.04%	21.61%	9.05%
General ALLL	$160,591	$8,507	$791	$7,122	$83,759	$155,749	$416,519
Loans held-in-portfolio, excluding impaired loans	$11,799,228	$743,722	$23,192	$1,021,860	$6,635,302	$5,726,058	$25,949,362
General ALLL to loans held-in-portfolio, excluding impaired loans	1.36%	1.14%	3.41%	0.70%	1.26%	2.72%	1.61%
Total ALLL	$190,721	$8,564	$791	$7,193	$126,627	$178,469	$512,365
Total loans held-in-portfolio	$12,208,449	$754,056	$23,192	$1,022,484	$7,168,619	$5,831,175	$27,007,975
ALLL to loans held-in-portfolio	1.56%	1.14%	3.41%	0.70%	1.77%	3.06%	1.90%

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

Troubled debt restructurings

The Corporation’s TDR loans amounted to $1.6 billion at September 30, 2019, increasing by $66 million, or approximately 4.39%, from December 31, 2018, mainly driven by higher TDRs in the BPPR segment by $65 million. The increase in BPPR was mostly related to higher mortgage TDRs by $86 million, of which $71 million were government guaranteed loans, partially offset by decreases of $10 million and $9 million in the BPPR commercial and consumer TDRs, respectively. TDRs in accruing status increased by $85 million from December 31, 2018, while non-accruing TDRs decreased by $19 million.

Refer to Note 9 to the Consolidated Financial Statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The following tables present the approximate amount and percentage of commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2019 and December 31, 2018.

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

Table 28 - Impaired Loans with Appraisals Dated 1 year or Older

September 30, 2019
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	128	$349,020	17%
Construction	2	10,060	-
[1] Based on outstanding balance of total impaired loans.

December 31, 2018
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	110	$335,044	3%
Construction	1	1,788	-
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

No adjustments are reflected for the quarters ended September 30, 2019 and 2018 or the nine months ended September 30, 2019. The following table describes adjustments to net income for the nine months ended September 30, 2018.

Table 29 - Adjusted Net Income for the Nine Months Ended September 30, 2018 (Non-GAAP)

(Unaudited)	For the nine months ended September 30, 2018
(In thousands)	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net income			$511,755
Non-GAAP adjustments:
Termination of FDIC Shared-Loss Agreements[1]	$(94,633)	$45,059	(49,574)
Tax Closing Agreement[2]	-	(108,946)	(108,946)
Adjusted net income (Non-GAAP)			$353,235

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

[2]Represents the impact of the Termination Agreement on income taxes. In June 2012, the Corporation entered into a Tax Closing Agreement with the Puerto Rico Department of the Treasury to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. Based on the provisions of this Tax Closing Agreement, the Corporation recognized a net income tax benefit of $108.9 million during the second quarter of 2018. Refer to Note 33- Income Taxes for additional information.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of September 30, 2019, the maximum number of shares of common stock remaining available for future issuance under this plan was 782,072. During the quarter ended September 30, 2019, the Corporation added to treasury stock 24,079 shares of common stock related to shares that were withheld under Popular’s employee restricted share awards to satisfy tax requirements.

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2019:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1- July 31	24,079	$54.24	-	$52,670,000
August 1- August 31			-	52,670,000
September 1- September 30			-	52,670,000
Total September 30, 2019	24,079	$54.24	-	$52,670,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
10.1	Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Richard L. Carrión, dated July 1, 2019 (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1)Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: November 8, 2019	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: November 8, 2019	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller