Form 10-K
period 2019-12-31
POPULAR INC
filed 2020-03-02
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34084
POPULAR, INC.
Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0667416

Principal Executive Offices
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No X

As of June 30, 2019, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $ 5,171,784,000 based upon the reported closing price of $54.24 on the NASDAQ Global Select Market on that date.

As of February 25, 2020, there were 88,581,796 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2019 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 31, 2020.

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

• unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters or the emergence of pandemics, which could cause a disruption in our operations or other adverse consequences for our business;

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $52.1 billion, total deposits of $43.8 billion and stockholders’ equity of $6.0 billion at December 31, 2019. At December 31, 2019, we ranked among the 50 largest U.S. bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve Board.

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

• BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. In addition to BPPR’s commercial banking operations in New York, BPPR offers financial products on a National scale in the U.S. market, including by operating an online platform used to originate personal loans under the E-Loan brand, issuing several co-branded credit cards offerings and gathering insured institutional deposits via online deposit gathering platforms. In the U.S. and British Virgin Islands, the BPPR segment offers banking products, including loans and deposits.

For further information about the Corporation’s results segregated by its reportable segments, see “Reportable Segment Results” in the Management’s Discussion and Analysis section of the Annual Report and Note 40 included in the Annual Report in this Form 10-K.

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

(2) Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction of refurbishment of their residence.

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

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 40 in the Annual Report in this Form 10-K.

Our loan portfolio is diversified by loan category. However, approximately 58% of our loan portfolio at December 31, 2019 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our loan portfolio by loan category at December 31, 2019. As described above, “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category

(Dollars in millions)	BPPR	%	PB	%	POPULAR	%
C&I	$3,419	17	$1,195	17	$4,614	17
CRE	3,842	19	3,857	53	7,699	28
Construction	137	1	694	10	831	3
Legacy	-	-	22	-	22	-
Leases	1,060	5	-	-	1,060	4
Consumer	5,555	27	442	6	5,997	22
Mortgage	6,167	31	1,017	14	7,184	26
Total	$20,180	100	$7,227	100	$27,407	100

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

Our credit policies and procedures establish strict documentation requirements for each loan and related collateral type, when applicable, during the underwriting, closing and monitoring phases. For commercial and construction loans, during the initial loan underwriting process, the credit policies require, at a minimum, historical financial statements or tax returns of the borrower and any guarantor, an analysis of financial information contained in a credit approval package, a risk rating determination and reports from credit agencies and appraisals for real estate-related loans. The credit policies also set forth the required closing documentation depending on the loan and the collateral type.

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

Refer to Note 2 and Note 9 to the Consolidated Financial Statements, in the Annual Report in this Form 10-K, for additional information on troubled debt restructuring (“TDRs”).

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks and credit unions. The principal competitors for BPPR include locally based commercial banks and a few large U.S. and foreign banks with operations in Puerto Rico. While the number of banking competitors in Puerto Rico has been reduced in recent years as a result of consolidations, these transactions have allowed some of our competitors to gain greater resources, such as a broader range of products and services.

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

In the United States we continue to face substantial competitive pressure as our footprint resides in the two large, metropolitan markets of New York City / Northern New Jersey and the greater Miami area. There is a large number of Community and Regional banks along with national banking institutions present in both markets, many of which have a larger amount of resources than us.

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

Employees

At December 31, 2019, we employed 8,560 full time equivalent employees, of which 7,831 were located in Puerto Rico and the Virgin Islands and 729 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Regulation and Supervision

Described below are the material elements of selected laws and regulations applicable to Popular, Popular North America (“PNA”) and their respective subsidiaries. Such laws and regulations are continually under review by Congress and state legislatures and federal and state regulatory agencies. Any change in the laws and regulations applicable to Popular and its subsidiaries could have a material effect on the business of Popular and its subsidiaries. We will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.

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

Enhanced Prudential Standards

In October 2019, the federal banking agencies finalized rules that tailor the application of enhanced prudential standards to large bank holding companies and the capital and liquidity rules to large bank holding companies and depository institutions (the “Tailoring Rules”) to implement amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) per the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the Tailoring Rules, banking organizations are categorized based on status as a U.S. G-SIB, size and four other risk-based indicators. Among bank holding companies with $100 billion or more in total consolidated assets, the most stringent standards apply to U.S. G-SIBs, which are subject to Category I standards and the least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in total consolidated assets and less than $75 billion in all four other risk-based indicators and which are also not U.S. G-SIBs.

Bank holding companies with total consolidated assets of $50 billion or more are subject to risk committee and risk management requirements. As of December 31, 2019, Popular had total consolidated assets of $52.1 billion.

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

Source of Financial Strength

The Dodd-Frank Act requires bank holding companies, such as Popular and PNA, to act as a source of financial and managerial strength to their subsidiary banks. Popular and PNA are expected to commit resources to support their subsidiary banks, including at times when Popular and PNA may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to depositors and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. BPPR and PB are currently the only insured depository institution subsidiaries of Popular and PNA.

Resolution Planning

Except for Category IV firms, a bank holding company with $100 billion or more in total consolidated assets is required to report periodically to the FDIC and the Federal Reserve Board such company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, insured depository institutions with total assets of $50 billion or more are required to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. In April 2019, the FDIC released an advance notice of proposed rulemaking about potential changes to its insured depository institution resolution planning requirements, and the next round of insured depository institution resolution plan submissions will not be required until the rulemaking process is complete.

As of December 31, 2019, Popular, PNA, BPPR and PB’s total assets were below the thresholds for applicability of these rules.

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

During the year ended December 31, 2019, BPPR declared cash dividends of $400 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock, a $250 million in accelerated stock repurchases. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2019, BPPR could have declared a dividend of approximately $272 million. It is Federal Reserve Board policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, under Federal Reserve Board policy, a bank holding company should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

FDIC Insurance

Substantially all the deposits of BPPR and PB are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and BPPR and PB are subject to FDIC deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. For smaller depository institutions with less than $10 billion in assets, the FDIC assigns an individual rate based on a formula using financial data and CAMELS ratings. PB is currently classified as a smaller depository institution, but has reported over $10 billion in assets for the third and fourth quarters of 2019. A depository institution reporting over $10 billion in assets for four consecutive quarters will be reclassified as a large depository institution. For larger depository institutions with over $10 billion in assets, such as BPPR, the FDIC uses a “scorecard” methodology, which also considers CAMELS ratings, among other measures, that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. The initial base deposit insurance assessment rate for larger depository institutions ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.

As of December 31, 2019, we had a DIF average total asset less average tangible equity assessment base of approximately $46 billion.

Brokered Deposits

The FDIA and regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized. In December 2019, the FDIC issued a proposed rule intended to update and modernize the brokered deposits regulations. The proposed rule, among other things, would revise the definition of “deposit broker” and the accompanying exceptions. Popular does not believe the brokered deposits regulations, and the proposed amendments, have had or will have a material effect on the funding or liquidity of BPPR and PB.

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

Among other matters, the Basel III Capital Rules: (i) impose a capital measure called “Common Equity Tier 1” (“CET1”) and the related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; and (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital. Under the Basel III Capital Rules, for most banking organizations, including Popular, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Pursuant to the Basel III Capital Rules, the minimum capital ratios are:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also impose a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and eligible retained income (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). Thus, Popular, BPPR and PB are required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

The Basel III Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2019, Popular has $374 million of trust preferred securities outstanding which no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

Failure to meet capital guidelines could subject Popular and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “– Prompt Corrective Action.”

In November 2017, the federal bank regulators adopted a final rule to extend the transitional regulatory capital treatment applicable during 2017 for certain items, including certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests, for non-advanced approaches banking organizations, such as Popular, BPPR and PB (the “Transition Rule”).

In July 2019, the federal bank regulators adopted final rules intended to simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for non-advanced approaches institutions, such as Popular, BPPR and PB (the “Capital Simplification Rules”). The Capital Simplifications Rules and the rescission of the Transition Rule will take effect for Popular, BPPR and PB as of April 1, 2020. On a proforma basis, as of December 31, 2019, the impact to the Total Regulatory Capital would have been a reduction of approximately 54 basis points.

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

Refer to the Consolidated Financial Statements in the Annual Report in this Form 10-K., Note 23 and Table 8 of Management’s Discussion and Analysis for the capital ratios of Popular, BPPR and PB under Basel III. Refer to the Consolidated Financial Statements in the Annual Report in this Form 10-K Note 3 for more information regarding CECL.

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

The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and PB, but they are not directly applicable to holding companies such as Popular and PNA, which control such institutions. As of December 31, 2019, both BPPR and PB were well capitalized.

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

Activities and Acquisitions

In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve Board has determined to be so closely related to banking as to be properly incidental thereto. A bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act (“CRA”) standards may elect to be treated as a financial holding company and engage in a substantially broader range of nonbanking financial activities, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies.

In order for a bank holding company to elect to be treated as a financial holding company, (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A bank holding company electing to be a financial holding company must also be and remain well capitalized and well managed. Popular and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if, at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for the management component of the composite rating. If, after becoming a financial holding company, the company fails to continue to meet any of the capital or management requirements for financial holding company status, the company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may extend the agreement or may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company. In addition, if a depository institution subsidiary controlled by a financial holding company does not maintain a CRA rating of at least satisfactory, the financial holding company will be subject to restrictions on certain new activities and acquisitions.

The Federal Reserve Board may in certain circumstances limit our ability to conduct activities and make acquisitions that would otherwise be permissible for a financial holding company. For example, a financial holding company must obtain prior written approval from the Federal Reserve Board before acquiring a nonbank company with $10 billion or more in total consolidated assets. In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

The so-called “Volcker Rule” issued under the Dodd-Frank Act restricts the ability of Popular and its subsidiaries, including BPPR and PB, to sponsor or invest in "covered funds," including private funds, or to engage in certain types of proprietary trading. Popular and its subsidiaries generally do not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on our operations. In October 2019, the Federal Reserve, OCC, FDIC, CFTC and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. In January 2020, the Federal Reserve, OCC, FDIC, CFTC and SEC issued a proposal intended to clarify and amend certain definitions, requirements and exemptions under the currently effective regulations with respect to covered funds. Development and monitoring of the required compliance program, however, may require the expenditure of significant resources and management attention.

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

Community Reinvestment Act

The CRA requires banks to help serve the credit needs of their communities, including extending credit to low- and moderate-income individuals and geographies. Should Popular or our bank subsidiaries fail to serve adequately the community, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions. In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking.

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

Consumer Financial Protection Act of 2010

The Consumer Financial Protection Bureau (the “CFPB”) supervises “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The CFPB also has the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. We are subject to examination and regulation by the CFPB.

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

Protection of Customer Personal Information and Cybersecurity

The privacy provisions of the Gramm-Leach-Bliley Act of 1999 generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to opt out of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes and governs the use and provision of information to consumer reporting agencies.

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

Puerto Rico and state regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. For instance, Puerto Rico law requires businesses to implement information security controls to protect consumers’

personal information from breaches, as well as to provide notice of any breach to affected customers. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For instance, the California Consumer Privacy Act became effective on January 1, 2020 and imposes privacy compliance obligations with regard to the personal information of California residents. Similarly, on March 2019, the Puerto Rico Senate introduced Bill 1231 which provides further protections to consumers as to the use of their personal data. We expect this trend to continue and are continually monitoring developments in Puerto Rico and the states in which we operate.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies and the SEC, to adopt rules prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and PB). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2019, $ 60.1 million was transferred to the statutory reserve account. During 2019, BPPR was in compliance with the statutory reserve requirement.

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

Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2019, the legal lending limit for BPPR under this provision was approximately $295 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

Available Information

We maintain an Internet website at www.popular.com. Via the “Investor Relations” link at our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of our filings on the SEC site.

We have adopted a written code of ethics that applies to all directors, officers and employees of Popular, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Ethics is available on our corporate website, www.popular.com, in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this Code of Ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Talent and Compensation Committee, Risk Management Committee and Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

All website addresses given in this document are for information only and are not intended to be active links or to incorporate any website information into this document.

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

RISKS RELATING TO THE BUSINESS and economic ENVIRONMENT AND OUR INDUSTRY

A significant portion of our business is concentrated in Puerto Rico, where economic and fiscal challenges have adversely impacted and may continue to adversely impact us.

Our credit exposure is concentrated in Puerto Rico, which accounted as of December 31, 2019 for approximately 82% of our revenues, 78% of our total assets and 79% of our deposits. As such, our financial condition and results of operations are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets and asset values in Puerto Rico. Puerto Rico entered recession in the fourth quarter of fiscal year 2006 and its gross national product (GNP) thereafter contracted in real terms every year between fiscal years 2007 and 2018 (inclusive), except fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in July 2019, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3% and 4.7%, respectively. The Planning Board’s report projected an increase in real GNP of approximately 2% and 3.6% in fiscal years 2019 and 2020, respectively, in part due to the influx of federal funds and private insurance payments that followed Hurricanes Irma and María. The Commonwealth’s ability to achieve such projections, however, will depend to a large extent on the amount federal disaster relief funding actually received and the timing of the approval and disbursement of such funds.

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

The Commonwealth’s fiscal and economic crisis prompted the U.S. Congress to enact the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, established a seven-member federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provided to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. The constitutionality of such appointments, however, is currently being challenged before the U.S. Supreme Court. Any outcome that results in the voidance of the Oversight Board’s past actions could create further fiscal instability and adversely affect the Puerto Rico economy.

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The prolonged recession resulted in limited loan demand and in an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. The measures taken to address the fiscal crisis and those that may have to be taken in the future could affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us. Fiscal adjustments have resulted and may continue to result in significant resistance from local politicians and other stakeholders, which may lead to social and political instability. Any reduction in consumer spending because of these issues may also adversely impact our interest and non-interest revenues.

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

Our assets and revenue composition by geographical area and by business segment reporting are presented in Note 40 to the consolidated financial statements in the Annual Report in this Form 10-K.

Further deterioration in collateral values of properties securing our commercial, mortgage loan and construction portfolios would result in increased credit losses and continue to harm our results of operations.

The value of properties in some of the markets we serve, in particular in Puerto Rico, declined during the past decade as a result of adverse economic conditions. Further deterioration of the value of real estate collateral securing our commercial, mortgage loan and construction loan portfolios would result in increased credit losses. As of December 31, 2019, approximately 28%, 26% and 3%, of our loan portfolio consisted of commercial loans secured by real estate, mortgage loans and construction loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is in Puerto Rico, the U.S. Virgin Islands (“USVI”), the British Virgin Islands (“BVI”) or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. General economic conditions in Puerto Rico and fiscal reforms aimed at addressing the current fiscal crisis could cause a further deterioration of the value of the real estate collateral securing our loan portfolios.

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

A further deterioration of the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio, see the Credit Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report.

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

We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate or acquire. We establish provisions for loan losses, which lead to reductions in our income from operations, in order to maintain the allowance for loan losses at a level which is deemed appropriate by management based upon an assessment of the quality of the loan portfolio in accordance with established procedures and guidelines. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments about the future, including forecasts of economic and market conditions that might impair the ability of our borrowers to repay the loans. There can be no assurance that management has accurately estimated the level of future loan losses or that Popular will not have to increase the provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond our control. Any such increases in our provisions for loan losses or any loan losses in excess of our provisions for loan losses would have an adverse effect on our future financial condition and result of operations. We will continue to evaluate our provision for loan losses and allowance for loan losses and may be required to increase such amounts.

The fiscal and economic challenges of some of the jurisdictions in which we operate could materially adversely affect the value and performance of our portfolio of government securities and our loans to government entities in such jurisdictions, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action in such jurisdictions. A reduction in Puerto Rico government deposits could also adversely affect our net interest income.

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

At December 31, 2019, our direct exposure to Puerto Rico government obligations was limited to obligations from various municipalities and amounted to $432 million. Of the amount outstanding at December 31, 2019, $391 million consisted of loans and $41 million consisted of securities. These municipal obligations are mostly general obligations backed by property tax revenues and to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations”, to which the applicable municipality has pledged other revenues. At December 31, 2019, 75% of our exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. In May 2019, the Oversight Board designated all 78 municipalities as covered entities under PROMESA. For a discussion of the implications of being designated a covered entity under PROMESA, refer to the Geographic and Government Risk section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

The Commonwealth’s certified fiscal plan does not contemplate a restructuring of the debts of Puerto Rico’s municipalities. The plan, however, provides for the gradual phase out of Commonwealth appropriations to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Since fiscal year 2017, Commonwealth appropriations to municipalities have been reduced by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). The 2019 Commonwealth Fiscal Plan provides for additional reductions in appropriations to municipalities every fiscal year, holding appropriations constant at $112 million starting in fiscal year 2022, before ultimately phasing out all appropriations in fiscal year 2024. Although the certified fiscal plan contemplates that the reduction in subsidies may be offset by other measures, the reduction in subsidies could have a material negative impact on the financial condition of various municipalities, particularly if such offsetting measures are not fully or timely implemented. Furthermore, municipalities may also be affected by the negative effects resulting from other expense, revenue or cash management measures taken to address the Commonwealth’s fiscal and liquidity shortfalls.

In addition, at December 31, 2019, the Corporation had $350 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental. These included $276 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA. These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at December 31, 2019, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions. In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, she has not exercised this power as of the date hereof. In addition, at December 31, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed, and $21 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties.

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

Furthermore, BPPR has a significant amount of deposits from the Commonwealth, its instrumentalities, and municipalities. The amount of such deposits may fluctuate depending on the financial condition and liquidity of such entities, as well as on the ability of BPPR to maintain these customer relationships. A portion of such deposits could also be used by the Commonwealth as part of its restructuring agreements under Title III of PROMESA. While a significant decrease in these deposits should not materially affect our liquidity since such deposits are collateralized, a significant decrease in the amount of such deposits could adversely affect our net interest income.

BPPR also has operations in the USVI and has credit exposure to USVI government entities. At December 31, 2019, BPPR’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $71 million, of which $67 million is outstanding. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities. To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

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

Our businesses are subject to extensive regulation and we from time to time receive requests for information from departments of the U.S. and Puerto Rico governments, including those that investigate mortgage-related conduct.

Our businesses are subject to extensive regulation and we from time to time self-report compliance matters to, or receive requests for information from, departments of the U.S. and Puerto Rico governments. In particular, BPPR has received subpoenas and other requests for information from the departments of the U.S. government that investigate mortgage-related conduct, mainly concerning real estate appraisals and residential and construction loans in Puerto Rico. BPPR has also self-identified and reported to applicable regulators matters with respect to mortgage related practices.

For example, in July 2017, management learned that certain letters related to approximately 23,000 residential mortgage loans generated by Popular to comply with Bureau of Consumer Financial Protection (“CFPB”) rules requiring written notification to borrowers who have submitted a loss mitigation application were not mailed to borrowers over a period of up to approximately three-years due to a systems interface error. Loss mitigation is a process whereby creditors work with mortgage loan borrowers who are having difficulties making their loan payments on their debt. Popular corrected the systems interface error that caused the letters not to be sent, notified applicable regulators (including the CFPB), completed a review of its mortgage files to assess the scope of potential customer impact and conducted outreach and remediation efforts with respect to borrowers potentially affected by the systems interface error.

Incidents of this nature and/or investigations by governmental authorities (whether arising from these incidents or otherwise) may result in judgments, settlements, fines, enforcement actions, penalties or other sanctions adverse to the Corporation which could materially and adversely affect the Corporation’s business, financial condition or results of operations, or cause serious reputational harm.

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. We have furthermore retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2019, we serviced $1.2 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with Fannie Mae and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2019, we repurchased approximately $57 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2019, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $35 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2019, our reserve for estimated losses from representation and warranty arrangements amounted to $3 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Substantially all the deposits of BPPR and PB are insured up to applicable limits by the FDIC’s DIF, and as a result, BPPR and PB are subject to FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, our level of non-performing assets increases, or our risk profile changes or our capital position is impaired, we may be required to pay even higher FDIC premiums. Any future increases or special assessments may materially adversely affect our results of operations. See the “Supervision and Regulation—FDIC Insurance” discussion within Item 1. Business of the Annual Report for additional information related to the FDIC’s deposit insurance assessments applicable to BPPR and PB.

Our business is susceptible to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. Reforms to and uncertainty regarding the London InterBank Offered Rate (LIBOR) may adversely affect our business, financial condition and results of operations.

Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Interest rates are also highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve. For a discussion of the Corporation’s interest rate sensitivity, please refer to the “Risk Management” section of the Management’s Discussion and Analysis of this Annual Report on Form 10-K.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on floating rate obligations, loans, deposits, derivatives and other financial instruments held by the Corporation and tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any failure by market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could also result in disruption in the financial markets. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

If our goodwill, deferred tax assets or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2019, we had approximately $671 million, $885 million and $23 million, respectively, of goodwill, net deferred tax assets and amortizable intangible assets recorded on our balance sheet. If our goodwill, deferred tax assets or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

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

The determination of whether a deferred tax asset is realizable is based on weighting all available evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The analysis considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.

If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill, deferred tax assets or amortizable intangible assets is determined, our results of operations would be adversely affected.

We could be adversely affected by changes in accounting standards or policies.

The preparation of the Corporation’s financial statements is based on accounting standards established by the Financial Accounting Standards Board and the Securities and Exchange Commission, as well as more detailed accounting policies established by the Corporation’s management. From time to time these accounting standards or accounting policies may change, and in some cases these changes could have a material effect on the Corporations’ financial statements and may adversely affect its financial results or investor perceptions of those results.

For example, beginning January 1, 2020, the Corporation and other U.S. companies were required to implement a new accounting standard, commonly referred to as the Current Expected Credit Losses (“CECL”) framework, which requires earlier recognition of expected credit losses on loans and certain other instruments, replacing the incurred loss model. The Corporation expects that under CECL, it will need to, among other things, increase the allowance for loan and lease losses, which may have a negative impact on the Corporation’s capital levels. This new accounting standard may present operational challenges and will require the Corporation to change how it makes assumptions and estimates on loan and lease losses as well as other financial assets. Also, this new accounting standard may result in greater volatility of the Corporation’s earnings and capital levels and could potentially affect the Corporation’s capital distribution plans, depending upon final guidance from regulators. For additional information on this and other accounting standards, see Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements in the Annual Report in this Form 10-K.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies and the SEC, to adopt rules prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and PB). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized. Compliance with such revised rules may substantially affect the manner in which we structure compensation for our executives and other employees. For a more detailed discussion of these proposed rules, see the “Supervision and Regulation—Incentive Compensation” section within Item 1. Business of the Annual Report.

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

Our banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. At December 31, 2019, the banking subsidiaries had $9 million in deposits that were subject to rating triggers.

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

Our banking subsidiaries have servicing, licensing and custodial agreements with third parties that include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require us to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $66 million at December 31, 2019. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce our liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 26 - “Commitments & Contingencies”, to the Consolidated Financial Statements in the Annual Report in this Form 10-K.

Complying with economic sanctions programs and anti-money laundering laws and regulations can increase our operational and compliance costs and risks. If we, and our subsidiaries, affiliates or third-party service providers are found to have failed to comply with applicable economic sanctions programs and anti-money laundering laws and regulations, we could be exposed to fines, sanctions and other penalties, as well as governmental investigations.

As a regulated financial institution, we must comply with regulations and federal economic and trade sanctions and embargo programs administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Treasury, as well as anti-money laundering laws and regulations, including those under the Bank Secrecy Act.

Economic and trade sanctions regulations and programs administered by OFAC prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, and also prohibit transactions that provide a benefit that is received in a country designated under one or more sanctions regimes. We are also subject to a variety of reporting and other requirements under the Bank Secrecy Act, including the requirement to file suspicious activity and currency transaction reports, that are designed to assist in the detection and prevention of money laundering, terrorist financing and other criminal activities. In addition, as a financial institution we are required to, among other things, identify our customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or altogether prohibit certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning our customers and their transactions.

Failure by the Corporation, its subsidiaries, affiliates or third-party service providers to comply with these laws and regulations could have serious legal and reputational consequences for the Corporation, including the possibility of regulatory enforcement or other legal action, including significant civil and criminal penalties. We can also incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with these requirements. The markets in which we operate heighten these costs and risks.

We have established risk-based policies and procedures designed to assist us and our personnel in complying with these applicable laws and regulations. With respect to OFAC regulations and economic sanction programs, these policies and procedures employ software to screen transactions for evidence of sanctioned-country and person’s involvement. Consistent with a risk-based approach and the difficulties in identifying and where applicable, blocking and rejecting transactions of our customers or our customers’ customers that may involve a sanctioned person, government or country, there can be no assurance that our policies and procedures will prevent us from violating applicable laws and regulations in transactions in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations. Various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities, and a violation of applicable U.S. laws and regulations could adversely affect the market for our securities.

From time to time we have identified and voluntarily self-disclosed to OFAC transactions that were not timely identified and blocked by our policies and procedures for screening transactions that might violate the regulations and economic sanctions programs administered by OFAC. There can be no assurances that any failure to comply with U.S. sanctions and embargoes, or with anti-money laundering laws and regulations, will not result in material fines, sanctions or other penalties being imposed on us.

Furthermore, if the policies and procedures of one of the Corporation’s third-party service providers do not prevent it from violating applicable laws and regulations in transactions in which it engages, such violations could adversely affect its ability to provide services to us, and, in the case of EVERTEC, could adversely affect the value of our investment in EVERTEC.

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

Unforeseen or catastrophic events, including extreme weather events and other natural disasters, man-made disasters or the emergence of pandemics, could cause a disruption in our operations or other consequences that could have a material adverse effect on our financial condition and results of operations. Extreme weather events could be exacerbated by climate change.

The occurrence of unforeseen or catastrophic events in the markets in which we do business, including extreme weather events and other natural disasters, man-made disasters, or the emergence of pandemics could cause a disruption in our operations and have a material adverse effect on our financial condition and results of operations. A significant portion of our operations are located in Puerto Rico, the USVI and BVI, a region susceptible to hurricanes, earthquakes and other similar events. For example, in 2017, our operations in Puerto Rico, the USVI and BVI were significantly disrupted by the impact of Hurricanes Irma and María. In January 2020, Puerto Rico was impacted by a magnitude 6.4 earthquake which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. Future natural disasters can again cause disruption to our operations and could have a material adverse effect on our business, financial condition or results of operations. We maintain insurance against natural disasters including coverage for lost profits and extra expense; however, there is no insurance against the disruption that a catastrophic natural disaster could produce to the markets that we serve and the potential negative impact to economic activity. Further, future natural disasters in any of our market areas could again adversely impact the ability of borrowers to timely repay their loans and may further adversely impact the value of any collateral held by us. Man-made disasters, pandemics, and other events connected with the regions in which we operate could have similar effects. For example, a novel strain of coronavirus surfaced in Wuhan, China in December 2019, resulting in increased travel restrictions and extended shutdown of certain businesses in the region. Instances of coronavirus have begun to spread around the world. The impact of the coronavirus on our business is uncertain at this time and will depend on future developments, but prolonged closures may disrupt our operations and the operations of our suppliers, service providers and customers, which could negatively impact our business, results of operations and financial condition. The severity and impact of future hurricanes, earthquakes, pandemics and other similar events are difficult to predict and, in particular in the case of hurricanes, may be exacerbated by global climate change. The effects of climate change could also adversely impact the financial condition of our clients or the value of any collateral held by us, which could also have an adverse effect on our business, financial condition or results of operations.

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

On August 1, 2018, Popular Auto, LLC, Banco Popular de Puerto Rico’s auto finance subsidiary~~,~~ completed the acquisition of certain assets and the assumption of certain liabilities related to Wells Fargo & Company’s (“Wells Fargo”) auto finance business in Puerto Rico (“Reliable”). Our ability to realize the anticipated benefits from such acquisition, including synergies and operational efficiencies, in the amounts and within the timeframes we expect, will depend on the effective and timely transition and integration of Reliable’s business and operations. Problems may arise in successfully integrating Reliable’s business and operations, including, without limitation, unexpected costs as a result of any unrecorded liabilities or issues not identified during the due diligence investigation of the business and that may not be subject to indemnification or reimbursement under the acquisition agreement, any failure to comply with banking and consumer protection laws and regulations, and any adverse effects on our ability to maintain relationships with customers, employees and service providers. The failure to successfully transfer and integrate Reliable’s business and operations may adversely affect our ability to realize the anticipated acquisition benefits and could adversely affect our results of operations. Furthermore, as part of the transition and integration, we may find that our assumptions and judgements regarding the fair value of the assets acquired, including the collectability of the loans and value of the collateral, could be inaccurate causing our actual losses to be higher than estimated, negatively affecting our operating results.

RISKS RELATING TO OUR RELATIONSHIP WITH EVERTEC

We are dependent on EVERTEC for certain of our core financial transaction processing and information technology services, which exposes us to a number of operational risks that could have a material adverse effect on us.

In connection with the sale of a 51% ownership interest in EVERTEC in the third quarter of 2010, we entered into a long-term Amended and Restated Master Services Agreement (the “MSA”) with EVERTEC, pursuant to which we agreed to receive from EVERTEC, on an exclusive basis, certain core banking and financial transaction processing and information technology services. The term of the MSA extends until September 30, 2025. Under the MSA, we also granted EVERTEC a right of first refusal over certain services or products and development projects related to the services thereunder provided. We also entered into several other agreements, generally coterminous with the MSA, pursuant to which BPPR agreed to sponsor EVERTEC as an independent sales organization with respect to certain credit card associations, agreed to certain exclusivity and non-solicitation restrictions with respect to merchant services, and agreed to support the ATH brand and network, among other matters. As a result, we are now dependent on EVERTEC for the provision of essential services to our business, including our core banking business, and there can be no assurances that the quality of the services will be appropriate or that EVERTEC will be able to continue to provide us with the necessary financial transaction processing and technology services. As a result, our relationship with EVERTEC exposes us to a number of operational, cybersecurity and business risks that could have a material adverse effect on us.

As a result of our agreements with EVERTEC, we are particularly exposed to the operational risks of EVERTEC, including those relating to a breakdown or failure of EVERTEC’s systems or internal controls environment, as a result of security breaches or attacks, employee error or malfeasance, system breakdowns, vulnerabilities or otherwise. Over the term of the MSA, we have experienced various interruptions and delays in key services provided by EVERTEC. Future interruptions in the operation of EVERTEC’s information systems, or cyberattacks to, or breaches to the confidentiality of the information that resides in such systems, could harm our business by disrupting our delivery of services, expose us to regulatory, legal and compliance risk and damage our reputation, which could have a material adverse impact on our financial condition and results of operations. For further information regarding our cybersecurity risks, refer to the “We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business” risk factor. Our ability to recover from EVERTEC for breach of the MSA may not fully compensate us for the damages we may suffer as a result of such breach.

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

Some of our competitors rely on financial services technology and outsourcing companies that are much larger than EVERTEC and that may have better technological capabilities and product offerings. Furthermore, EVERTEC is highly leveraged, which, besides exposing it to a number of financial and business risks, requires it to dedicate a substantial portion of its cash flow to meeting debt service requirements, reducing its operational flexibility and ability to invest resources in capital and other expenditures to improve and develop its business services in a constantly changing environment. In addition, financial services technology companies typically make capital investments to develop and modify their product and service offerings to facilitate their customers’ compliance with the extensive and evolving regulatory and industry requirements, and in most cases such costs are borne by the technology provider. Because of our relationship with EVERTEC, however, we may be required to bear the full cost of such developments and modifications pursuant to the MSA.

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

Switching from one vendor of core bank processing and related technology services to a new vendor is a complex process that carries business and financial risks, even where such a switch can be accomplished without violating our contractual obligations to EVERTEC. The implementation cycle for such a transition can be lengthy and require significant financial and management resources from us. Such a transition can also expose us, and our clients, to increased costs (including conversion costs) and business disruption. If we decided to transition to a new financial services technology provider, either at the end of the term of the MSA and related agreements or earlier upon the occurrence of an early termination thereunder, these potential transition risks could result in an adverse effect on our business, financial condition and results of operations. Although EVERTEC has agreed to provide certain transition assistance to us in connection with the termination of the MSA, we are ultimately dependent on their ability to provide those services in a responsive and competent manner. Furthermore, we may require transition assistance from EVERTEC beyond the term of the MSA, delaying and lengthening any transition process away from EVERTEC while increasing related costs.

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

We continue to have a 16.19% ownership interest in EVERTEC and account for this investment under the equity method. As such, we include our investment in EVERTEC in other assets and our proportionate share of income or loss is included in other operating income in our consolidated statements of operations. For 2019, our share of EVERTEC’s changes in equity recognized in income was $17.3 million. The carrying value of our investment in EVERTEC was, as of December 31, 2019, approximately $74 million. Meanwhile, the services EVERTEC delivers to us represent a significant portion of EVERTEC’s revenues (approximately 45% for 2019). As a result, if we were not to renew the MSA and our other agreements with EVERTEC, or otherwise terminate them before the end of their term, EVERTEC’s financial position and results of operations could be materially adversely affected and the value of our remaining ownership interest in EVERTEC, and the income we report from this investment, may be materially reduced. Furthermore, revenue from EVERTEC’s merchant acquiring business, which constitutes approximately 22% of EVERTEC’s revenues, depends, in part, on EVERTEC’s alliance with BPPR. If such relationship were to suffer, EVERTEC’s business may be adversely affected.

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

This could adversely affect the market price of our Common Stock and Preferred Stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. It is Federal Reserve Board policy that bank holding companies should pay dividends on common stock only out of the net income available to common stock over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition.

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

Accordingly, stockholders may have to sell some or all of their shares of our Common Stock or Preferred Stock in order to generate cash flow from their investment. Stockholders may not realize a gain on their investment when they sell the Common Stock or Preferred Stock and may lose the entire amount of their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, BPPR operated 174 branches, of which 69 were owned and 105 were leased premises, and PB operated 51 branches of which 5 were owned and 46 were on leased premises. Also, the Corporation had 622 ATMs operating in Puerto Rico, 23 in Virgin Islands and 119 in the U.S. Mainland. The principal properties owned by Popular for banking operations and other services are described below. Our management believes that each of our facilities is well maintained and suitable for its purpose.

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

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico.

U.S. & British Virgin Islands

BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands.

Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 26, “Commitments and Contingencies”, to the Consolidated Financial Statements in the Annual Report in this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”.

During 2019, the Corporation declared quarterly cash dividends of $0.30 (2018 - $0.25). On November 14, 2019, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.30 per share on its outstanding common stock, payable on January 2, 2020 to shareholders of record at the close of business on December 5, 2019. On January 9, 2020, the Corporation announced it plans to increase the Corporation’s quarterly common stock dividend from $0.30 per share to $0.40 per share, commencing with the dividend payable in the second quarter of 2020, subject to the approval by the Corporation’s Board of Directors. The Common Stock ranks junior to all series of Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, the Common Stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the Preferred Stock for the latest dividend period.

On December 12, 2019, the Corporation completed a $250 million accelerated share repurchase transaction (“ASR”) with respect to its common stock, a component of its 2019 capital plan. In connection therewith, the Corporation received an initial delivery of 3,500,000 shares of common stock during the first quarter of 2019 and received 1,165,607 additional shares of common stock on December 12, 2019. The final number of shares delivered at settlement was based on the average daily volume weighted average price of its common stock, net of a discount, during the term of the ASR, which amounted to $53.58. The Corporation accounted for the ASR as a treasury stock transaction.

On January 31, 2020, the Corporation entered into a $500 million ASR with respect to its common stock, which was accounted for as a treasury stock transaction. Accordingly, as a result of the receipt of the initial shares, the Corporation recognized in shareholders’ equity approximately $400 million in treasury stock and $100 million as a reduction of capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, BPPR and PB is contained under the caption “Regulation and Supervision” in Item 1 herein.

As of February 25, 2020, Popular had 6,876 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $51.07 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2019 consisted of:

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

Monthly dividends on the Preferred Stock amounted to a total of $3.7 million for 2019. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

On February 24, 2020, the Corporation redeemed all outstanding shares of its 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (“Series B Preferred Stock”) at the redemption price of $25.00 per share, plus $0.1375 in accrued and unpaid dividends on each share, for a total payment per share in amount the of $25.1375.

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

Equity Based Plans

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of December 31, 2019, the maximum number of shares of common stock remaining available for future issuance under this plan was 779,923. For information about the securities remaining available for issuance under our equity based plans, refer to Part III, Item 12.

Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2019:

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31	-	-	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31	1,165,607	$58.69	1,165,607	-
Total December 31, 2019	1,165,607	$58.69	1,165,607	-

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2014, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN
Total Return of December 31
December 31, 2014 =100

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	At December 31,
(in thousands)	2019	2018	2017	2016	2015
Long-term obligations	$1,101,608	$1,256,102	$1,536,356	$1,574,852	$1,662,508
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	50,160

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Annual Report under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Table 15, “Maturity Distribution of Earning Assets”, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Delinquent Section 16(a) Reports”, “Corporate Governance”, “Nominees for Election as Directors and Other Directors” and

“Executive Officers” in the Proxy Statement are incorporated herein by reference. The Board has adopted a Code of Ethics to be followed by our employees, officers (including the Chief Executive Officer, Chief Financial Officer and Corporate Comptroller) and directors to achieve conduct that reflects our ethical principles. The Code of Ethics is available on our website at www.popular.com. We will post on our website any amendments to the Code of Ethics or any waivers from a provision of Code of Ethics granted to the Chief Executive Officer, Chief Financial Officer, or Principal Accounting Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement under the caption “Executive and Director Compensation,” including the “Compensation Discussion and Analysis,” the “2019 Executive Compensation Tables and Compensation Information” and the “Compensation of Non-Employee Directors,” and under the caption “Committees of the Board – Talent Compensation Committee - Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information under the captions “Principal Shareholders” and “Shares Beneficially Owned by Directors and Executive Officers of Popular” in the Proxy Statement is incorporated herein by reference.

The following tables sets forth information as of December 31, 2019 regarding securities remaining available for issuance to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plan approved by security holders	2004 Omnibus Incentive Plan	779,923
Total		779,923

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Board of Directors’ Independence” and “Certain Relationships and Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under Proposal 7 – Ratification of Appointment of Independent Registered Public Accounting Firm in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on pages 108 through 272 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2019 and 2018

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2019

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2019

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2019

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

2.2

Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.3

Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. And Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 15, 2010 and filed on September 21, 2010).

2.4

Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 30, 2010 and filed on October 6, 2010).

3.1	Restated Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).
3.2	Amended and Restated Bylaws of Popular, Inc. (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on January 2, 2020).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

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

4.12	Description of Popular, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act. (1)

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

10.4

Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998). *

10.5	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004). *

10.6	Amendment to the Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Annex A of Popular’s Proxy Statement filed with the SEC on March 15, 2013). *

10.7

Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.8

Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.9

Compensation Agreement for Alejandro M. Ballester as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009). *

10.10

Compensation Agreement for Carlos A. Unanue as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009). *

10.11

Compensation Agreement for C. Kim Goodwin as director of Popular, Inc., dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011). *

10.12

Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013). *

10.13

Compensation Agreement for John. W. Diercksen as director of Popular, Inc., dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013). *

10.14	Form of 2015 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015). *

10.15	Form of 2016 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.27 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015). *

10.16

Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). *

10.17	Form of 2017 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). *

10.18

Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017). *

10.19

Form of Popular, Inc. 2018 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018). *

10.20

Director Compensation Letter, Election Form and Restricted Stock Agreement for Myrna M. Soto, dated June 22, 2018 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018). *

10.21

Director Compensation Letter, Election Form and Restricted Stock Agreement for Robert Carrady, dated December 29, 2018 (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018). *

10.22

Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement, effective May 7, 2019 (incorporated by reference to Exhibit 10.26 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018). *

10.23

Form of Popular, Inc. 2019 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). *

10.24

Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Richard L. Carrión, dated July 1, 2019 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2019). *

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2019. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page of Popular, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments) (1)

(1)	Included herewith
*	This exhibit is a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2020.

POPULAR, INC.
(Registrant)

By: /S/ IGNACIO ALVAREZ
Ignacio Alvarez
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RICHARD L. CARRIÓN	Chairman of the Board	03-02-20
Richard L. Carrión
Chairman of the Board

/S/ IGNACIO ALVAREZ	President, Chief Executive Officer	03-02-20
Ignacio Alvarez	and Director
President and Chief Executive Officer

/S/ CARLOS J. VÁZQUEZ	Principal Financial Officer	03-02-20
Carlos J. Vázquez
Executive Vice President

/S/ JORGE J. GARCÍA	Principal Accounting Officer	03-02-20
Jorge J. García
Senior Vice President and Comptroller

/S/ ALEJANDRO M. BALLESTER	Director	03-02-20
Alejandro M. Ballester

S/ MARÍA LUISA FERRÉ	Director	03-02-20
María Luisa Ferré

/S/ C. KIM GOODWIN	Director	03-02-20
C. Kim Goodwin

/S/ JOAQUÍN E. BACARDÍ, III	Director	03-02-20
Joaquín E. Bacardi, III

/S/ CARLOS A. UNANUE	Director	03-02-20
Carlos A. Unanue

/S/ JOHN W. DIERCKSEN	Director	03-02-20
John W. Diercksen

/S/ MYRNA M. SOTO	Director	03-02-20
Myrna M. Soto

/S/ ROBERT CARRADY	Director	03-02-20
Robert Carrady

Financial Review and

Supplementary Information

Management’s Discussion and

Analysis of Financial Condition

and Results of Operations

Forward-Looking Statements	49
Overview	50
Critical Accounting Policies / Estimates	54
Statement of Operations Analysis	60
Net Interest Income	60
Provision for Loan Losses	63
Non-Interest Income	63
Operating Expenses	64
Income Taxes	65
Fourth Quarter Results	65
Reportable Segment Result	66
Statement of Financial Condition Analysis	68
Assets	68
Liabilities	69
Stockholders’ Equity	70
Regulatory Capital	71
Off-Balance Sheet Arrangements and Other Commitments	73
Contractual Obligations and Commercial Commitments	73
Risk Management	75
Market / Interest Rate Risk	75
Liquidity	81
Enterprise Risk and Operational Risk Management	100
Adoption of New Accounting Standards and Issued but Not Yet Effective Accounting Standards	101
Adjusted net income – Non-GAAP Financial Measure	101
Statistical Summaries
Statements of Financial Condition	102
Statements of Operations	103
Average Balance Sheet and Summary of Net Interest Income	104
Quarterly Financial Data	106

FORWARD-LOOKING STATEMENTS

The information included in this report contains certain forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements about Popular Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives and future performance. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of growth or decline in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve and, in particular, in Puerto Rico, where a significant portion of our business is concentrated; the impact of the current fiscal and economic challenges of Puerto Rico and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business; the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act and of other actions taken or to be taken to address Puerto Rico’s fiscal challenges on the value of our portfolio of Puerto Rico government securities and loans to governmental entities and of our commercial, mortgage and consumer loan portfolios where private borrowers could be directly affected by governmental action;; changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; the fiscal and monetary policies of the federal government and its agencies; changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios; additional Federal Deposit Insurance Corporation assessments; regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions; unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters or the emergence of pandemics, which could cause a disruption in our operations or other adverse consequences for our business; the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located; the performance of the stock and bond markets; competition in the financial services industry; possible legislative, tax or regulatory changes; and a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, or of other third parties providing services to us, including as a result of cyberattacks, e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular. Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part I, Item 3. Legal Proceedings” of the Corporation’s Form 10-K for the year ended December 31, 2019, is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries.

All forward-looking statements included in this report are based upon information available to the Corporation as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

The description of the Corporation’s business and risk factors contained in Item 1 and 1A of its Form 10-K for the year ended December 31, 2019 discusses additional information about the business of the Corporation and the material risk factors that, in addition to the other information in this report, readers should consider.

OVERVIEW

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida. Note 40 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. These include the 16.19% interest in EVERTEC, a 15.84% interest in Centro Financiero BHD Leon, S.A. (“BHD Leon”), among other investments in limited partnerships which mainly hold loans and investment securities. EVERTEC provides transaction processing services throughout the Caribbean and Latin America, and also provides to the Corporation core banking and transaction processing and other services. BHD León is a diversified financial services institution operating in the Dominican Republic. For the year ended December 31, 2019, the Corporation recorded approximately $42.9 million in earnings from these investments on an aggregate basis. The carrying amounts of these investments as of December 31, 2019 were $237.1 million. Refer to Note 16 to the consolidated financial statements for additional information of the Corporation’s investments under the equity method.

SIGNIFICANT EVENTS

Accelerated share repurchase transaction

On December 12, 2019, the Corporation completed a $250 million accelerated share repurchase transaction (“ASR”) with respect to its common stock, a component of its 2019 capital plan. In connection therewith, the Corporation received an initial delivery of 3,500,000 shares of common stock during the first quarter of 2019 and received 1,165,607 additional shares of common stock on December 12, 2019. The final number of shares delivered at settlement was based on the average daily volume weighted average price of its common stock, net of a discount, during the term of the ASR, which amounted to $53.58. The Corporation accounted for the ASR as a treasury stock transaction.

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

Planned Capital Actions for 2020

On January 9, 2020, the Corporation announced the following actions as part of its capital plan for 2020: (i) an increase in the Corporation’s quarterly common stock dividend from $0.30 per share to $0.40 per share, commencing with the dividend payable in the second quarter of 2020, subject to the approval of the Corporation’s Board of Directors; and (ii) common stock repurchases of up to $500 million.

On February 24, 2020, the Corporation redeemed all outstanding shares of its 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (“Series B Preferred Stock”). The redemption price of the Series B Preferred Stock was $25.00 per share, plus $0.1375 in accrued and unpaid dividends on each share, for a total payment per share in the amount of $25.1375.

On January 30, 2020, the Corporation entered into a $500 million ASR with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial shares, the Corporation recognized in shareholders’ equity approximately $400 million in treasury stock and $100 million as a reduction in capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Refer to Table 1 for selected financial data for the past five years.

Table 1 - Selected Financial Data
	Years ended December 31,
(Dollars in thousands, except per common share data)	2019	2018	2017	2016	2015
CONDENSED STATEMENTS OF OPERATIONS
Interest income	$2,260,793	$2,021,848	$1,725,944	$1,634,573	$1,603,014
Interest expense	369,099	286,971	223,980	212,518	194,031
Net interest income	1,891,694	1,734,877	1,501,964	1,422,055	1,408,983
Provision (reversal) for loan losses:
Non-covered loans	165,779	226,342	319,682	171,126	217,458
Covered loans	-	1,730	5,742	(1,110)	24,020
Non-interest income	569,883	652,494	419,167	297,936	519,541
Operating expenses	1,477,482	1,421,562	1,257,196	1,255,635	1,288,221
Income tax expense (benefit)	147,181	119,579	230,830	78,784	(495,172)
Income from continuing operations	671,135	618,158	107,681	215,556	893,997
Income from discontinued operations, net of tax	-	-	-	1,135	1,347
Net income	$671,135	$618,158	$107,681	$216,691	$895,344
Net income applicable to common stock	$667,412	$614,435	$103,958	$212,968	$891,621
PER COMMON SHARE DATA
Net income:
Basic:
From continuing operations	$6.89	$6.07	$1.02	$2.05	$8.65
From discontinued operations	-	-	-	0.01	0.01
Total	$6.89	$6.07	$1.02	$2.06	$8.66
Diluted:
From continuing operations	$6.88	$6.06	$1.02	$2.05	$8.64
From discontinued operations	-	-	-	0.01	0.01
Total	$6.88	$6.06	$1.02	$2.06	$8.65
Dividends declared	$1.20	$1.00	$1.00	$0.60	$0.30
Common equity per share	62.42	53.88	49.51	49.60	48.79
Market value per common share	58.75	47.22	35.49	43.82	28.34
Outstanding shares:
Average - basic	96,848,835	101,142,258	101,966,429	103,275,264	102,967,186
Average - assuming dilution	96,997,800	101,308,643	102,045,336	103,377,283	103,124,309
End of period	95,589,629	99,942,845	102,068,981	103,790,932	103,618,976
AVERAGE BALANCES
Net loans[1]	$26,806,368	$25,062,730	$23,511,293	$23,062,242	$23,045,308
Earning assets	44,944,793	43,275,366	37,668,573	33,713,158	31,451,081
Total assets	50,341,827	46,639,858	41,404,139	37,613,742	35,186,305
Deposits	42,218,796	38,487,422	33,182,522	29,066,010	26,778,582
Borrowings	1,404,459	1,879,229	2,000,840	2,339,399	2,757,334
Total stockholders' equity	5,713,517	5,444,152	5,345,244	5,278,477	4,704,862
PERIOD END BALANCE
Net loans[1]	$27,466,076	$26,559,311	$24,942,463	$23,435,446	$23,129,230
Allowance for loan losses	477,708	569,348	623,426	540,651	537,111
Earning assets	48,674,705	44,325,489	40,680,553	34,861,193	31,717,124
Total assets	52,115,324	47,604,577	44,277,337	38,661,609	35,761,733
Deposits	43,758,606	39,710,039	35,453,508	30,496,224	27,209,723
Borrowings	1,294,986	1,537,673	2,023,485	2,055,477	2,425,853
Total stockholders' equity	6,016,779	5,435,057	5,103,905	5,197,957	5,105,324

SELECTED RATIOS
Net interest margin (non-taxable equivalent basis)	4.03%	4.01%	3.99%	4.22%	4.48%
Net interest margin (taxable equivalent basis) -Non-GAAP	4.43	4.34	4.28	4.48	4.74
Return on average total assets	1.33	1.33	0.26	0.58	2.54
Return on average common stockholders' equity	11.78	11.39	1.96	4.07	19.16
Tier I Capital to risk-adjusted assets	17.76	16.90	16.30	16.48	16.21
Total Capital to risk-adjusted assets	20.31	19.54	19.22	19.48	18.78

[1] Includes loans held-for-sale and covered loans.

Adjusted results of operations – Non-GAAP financial measure

Adjusted net income

The Corporation prepares its Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing the Corporation’s results on a reported basis, management monitors “Adjusted net income” of the Corporation and excludes the impact of certain transactions on the results of its operations. Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income provides meaningful information about the underlying performance of the Corporation’s ongoing operations. No adjustments to net income are reflected for the year ended December 31, 2019. Refer to Table 35 for a reconciliation of net income to Adjusted net income for the year ended December 31, 2018.

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 3 for the year ended December 31, 2019 as compared with the same period in 2018, segregated by major categories of interest earning assets and interest-bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by the Puerto Rico tax law. Under Puerto Rico tax law, the exempt interest can be deducted up to the amount of taxable income. Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and exempt sources.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the year ended December 31, 2019

The Corporation’s net income for the year ended December 31, 2019 amounted to $671.1 million, compared to a net income of $618.2 million for 2018. The results for the year ended December 31, 2018 include a pre-tax gain of $94.6 million resulting from the Termination Agreement with the FDIC previously disclosed; a net income tax benefit of $63.9 million resulting from the impact of the Termination Agreement and the related Tax Closing Agreement and $27.7 million non-cash income tax expense as a result of a reduction in the Corporation’s net deferred tax asset related to the Puerto Rico operations due to the reduction in tax rates as a result of an amendment to the Puerto Rico Internal Revenue Code. Excluding the impact of the above-mentioned transactions, detailed in Table 35 the Adjusted net income for the year ended December 31, 2018 was $487.3 million.

The discussion that follows provides highlights of the Corporation’s results of operations for the year ended December 31, 2019 compared to the results of operations of 2018. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity. Table 2 presents a five-year summary of the components of net income (loss) as a percentage of average total assets.

Table 2 - Components of Net Income as a Percentage of Average Total Assets
	2019	2018	2017	2016	2015
Net interest income	3.76%	3.72%	3.63%	3.78%	4.00%
Provision for loan losses	(0.33)	(0.49)	(0.79)	(0.45)	(0.69)
Mortgage banking activities	0.06	0.11	0.06	0.15	0.23
Other-than-temporary impairment losses on debt securities	-	-	(0.02)	-	(0.04)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	0.02	-
Net (loss) trading account on debt securities	-	-	-	-	(0.01)
Indemnity reserve on loans sold expense	-	(0.03)	(0.05)	(0.05)	(0.05)
FDIC loss share income (expense)	-	0.20	(0.02)	(0.55)	0.06
Other non-interest income	1.07	1.12	1.05	1.22	1.29
Total net interest income and non-interest income, net of provision for loan losses	4.56	4.63	3.86	4.12	4.79
Operating expenses	(2.94)	(3.05)	(3.04)	(3.34)	(3.66)
Income before income tax	1.62	1.58	0.82	0.78	1.13
Income tax expense (benefit)	0.29	0.26	0.56	0.20	(1.41)
Net income	1.33%	1.32%	0.26%	0.58%	2.54%

Net interest income for the year ended December 31, 2019 was $1.9 billion, an increase of $156.8 million when compared to 2018. The increase in net interest income was mainly driven by higher interest income from loans and securities, partially offset by lower interest income from money market investments and higher interest expense on deposits. Refer to the Net Interest Income section of this MD&A for additional information.

The Corporation’s total provision for loan losses totaled $165.8 million for the year ended December 31, 2019, compared with $228.1 million for 2018. The decrease was mainly related to revisions to certain loss estimates and to incremental reserves for two large commercial borrowers during 2018, coupled with credit quality improvements in the mortgage portfolio during 2019. Non-performing assets totaled $650 million at December 31, 2019, reflecting a decrease of $98 million when compared to December 31, 2018. Refer to the Provision for Loan Losses and Credit Risk sections of this MD&A for information on the allowance for loan losses, non-performing assets, troubled debt restructurings, net charge-offs and credit quality metrics.

Non-interest income for the year ended December 31, 2019 amounted to $569.9 million, a decrease of $82.6 million, when compared with 2018. Excluding the unfavorable variance in FDIC loss share income (expense) of $94.7 million as a result of the Termination Agreement, non-interest income increased by $12.1 million primarily driven by higher service charges on deposit accounts, higher other service fees and a favorable variance in adjustments to indemnity reserves, partially offset by lower income from mortgage banking activities and lower other operating income. Refer to the Non-Interest Income section of this MD&A for additional information on the major variances of the different categories of non-interest income.

Total operating expenses amounted to $1.5 billion for the year 2019, compared with $1.4 billion at December 31, 2018, an increase of $55.9 million. Operating expenses for 2019 were impacted by higher personnel costs by $27.6 million and higher professional fees of $34.6 million. Refer to the Operating Expenses section of this MD&A for additional information.

Income tax expense amounted to $147.2 million for the year ended December 31, 2019, compared with an income tax expense of $119.6 million for the previous year. The income tax expense for the year 2019 includes an income tax benefit of approximately $26 million related to a revision of the amount of exempt income earned in prior years and certain adjustments pertaining to tax periods for which the statute of limitations had expired. During 2018, the Corporation recorded a net income tax benefit of $63.9 million related to the impact of the FDIC Termination Agreement, and a non-cash income tax expense of $27.7 million due to a reduction in the Puerto Rico corporate tax rate from 39% to 37.5%. Refer to the Income Taxes section in this MD&A and Note 38 to the consolidated financial statements for additional information on income taxes.

At December 31, 2019, the Corporation’s total assets were $52.1 billion, compared with $47.6 billion at December 31, 2018, an increase of $4.5 billion, mainly driven by an increase in the Corporation’s debt securities available-for-sale portfolio by $4.3 billion and $0.9 billion in the loans held-in-portfolio. Refer to the Statement of Condition Analysis section of this MD&A for additional information.

Deposits amounted to $43.8 billion at December 31, 2019, compared with $39.7 billion at December 31, 2018. Table 7 presents a breakdown of deposits by major categories. The increase in deposits was mainly due to higher Puerto Rico public sector deposits at BPPR by $2.9 billion and an increase of $0.9 billion at Popular Bank, mainly from retail deposits gathered through its online platform. The Corporation’s borrowings totaled $1.3 billion at December 31, 2019, compared to $1.5 billion at December 31, 2018, reflecting a decrease of $0.2 billion mostly due to the maturity of Federal Home Loan Bank advances and repurchase agreements. Refer to Note 19 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings.

Refer to Table 6 in the Statement of Financial Condition Analysis section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets.

Stockholders’ equity totaled $6.0 billion at December 31, 2019, compared with $5.4 billion at December 31, 2018. The increase was mainly due to net income of $671.1 million for the year 2019 and higher unrealized gains on debt securities available-for-sale by $266 million, partially offset by the impact of the $250 million accelerated share repurchase transaction and declared dividends of $116 million on common stock (quarterly dividends of $0.30 per share) and $3.7 million in dividends on preferred stock. The Corporation and its banking subsidiaries continue to be well-capitalized at December 31, 2019. The Common Equity Tier 1 Capital ratio at December 31, 2019 was 17.76%, compared to 16.90% at December 31, 2018.

For further discussion of operating results, financial condition and business risks refer to the narrative and tables included herein.

The shares of the Corporation’s common stock are traded on the NASDAQ Global Select Market under the symbol BPOP.

CRITICAL ACCOUNTING POLICIES / ESTIMATES

The accounting and reporting policies followed by the Corporation and its subsidiaries conform with generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the financial services industry. The Corporation’s significant accounting policies are described in detail in Note 2 to the Consolidated Financial Statements and should be read in conjunction with this section.

Critical accounting policies require management to make estimates and assumptions, which involve significant judgment about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The following MD&A section is a summary of what management considers the Corporation’s critical accounting policies and estimates.

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

The Corporation requires the use of observable inputs when available, in order to minimize the use of unobservable inputs to determine fair value. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The amount of judgment involved in estimating the fair value of a financial instrument depends upon the availability of quoted market prices or observable market parameters. In addition, it may be affected by other factors such as the type of instrument, the liquidity of the market for the instrument, transparency around the inputs to the valuation, as well as the contractual characteristics of the instrument.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 8 million at December 31, 2019, of which $ 1 million were Level 3 assets and $ 7 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

Trading Debt Securities and Debt Securities Available-for-Sale

The majority of the values for trading debt securities and debt securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the year ended December 31, 2019, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the year ended December 31, 2019, none of the Corporation’s debt securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

Refer to Note 30 to the Consolidated Financial Statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value.

Loans and Allowance for Loan Losses

Interest on loans is accrued and recorded as interest income based upon the principal amount outstanding.

Non-accrual loans are those loans on which the accrual of interest is discontinued. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for either on a cash-basis method or on the cost-recovery method. Loans designated as non-accruing are returned to accrual status when the Corporation expects repayment of the remaining contractual principal and interest. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment.

Refer to the MD&A section titled Credit Risk, particularly the Non-performing assets sub-section, for a detailed description of the Corporation’s non-accruing and charge-off policies by major loan categories.

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

For a detailed description of the principal factors used to determine the general reserves of the allowance for loan losses and for the principal enhancements Management made to its methodology, refer to Note 9.

According to the loan impairment accounting guidance in ASC Section 310-10-35, a loan is impaired when, based on current information and events, it is probable that the principal and/or interest are not going to be collected according to the original contractual terms of the loan agreement. Current information and events include “environmental” factors, e.g. existing industry, geographical, economic and political factors. Probable means the future event or events which will confirm the loss or impairment of the loan is likely to occur. The collateral dependent method is generally used for the impairment determination on commercial and construction loans since the expected realizable value of the loan is based upon the proceeds received from the liquidation of the collateral property. For commercial properties, the “as is” value or the “income approach” value is used depending on the financial condition of the subject borrower and/or the nature of the subject collateral. In most cases, impaired commercial loans do not have reliable or sustainable cash flow to use the discounted cash flow valuation method. As a general rule, the appraisal valuation used by the Corporation for impaired construction loans is based on discounted value to a single purchaser, discounted sell out or “as is” depending on the condition and status of the project and the performance of the same. Appraisals may be adjusted due to their age, property conditions, geographical area or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Discount rates used may change from time to time based on management’s estimates.

For additional information on the Corporation’s policy of its impaired loans, refer to Note 2. In addition, refer to the Credit Risk section of this MD&A for detailed information on the Corporation’s collateral value estimation for other real estate.

The Corporation’s management evaluates the adequacy of the allowance for loan losses on a quarterly basis following a systematic methodology in order to provide for known and inherent risks in the loan portfolio. In developing its assessment of the adequacy of the allowance for loan losses, the Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data to include when estimating losses, the level of volatility of losses in a specific portfolio, changes in underwriting standards, financial accounting standards and loan impairment measurement, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.

A restructuring constitutes a TDR when the Corporation separately concludes that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. For information on the Corporation’s TDR policy, refer to Note 2.

Loans Acquired with Deteriorated Credit Quality Accounted for Under ASC 310-30

ASC Subtopic 310-30 provides two specific criteria that have to be met in order for a loan to be within its scope: (1) credit deterioration on the loan from its inception until the acquisition date and (2) that it is probable that not all of the contractual cash flows will be collected on the loan. Once in the scope of ASC Subtopic 310-30, the credit portion of the fair value discount on an acquired loan cannot be accreted into income until the acquirer has assessed that it expects to receive more cash flows on the loan than initially anticipated.

Generally, acquired loans that meet the definition for nonaccrual status fall within the Corporation’s definition of impaired loans under ASC Subtopic 310-30. Also, for acquisitions that include a significant amount of impaired loans, an election can be made for non-impaired loans included in such transactions to apply the accretable yield method (expected cash flow model of ASC Subtopic 310-30), by analogy, to those loans. Those loans are disclosed as a loan that was acquired with credit deterioration and impairment.

Under ASC Subtopic 310-30, impaired loans are aggregated into pools based on loans that have common risk characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Characteristics considered in pooling loans include loan type, interest rate type, accruing status, amortization type, rate index and source type. Once the pools are defined, the Corporation maintains the integrity of the pool of multiple loans accounted for as a single asset.

Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value of the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively as an adjustment to accretable yield over the pool’s remaining life. Decreases in expected cash flows after the acquisition date are generally recognized by recording an allowance for loan losses.

Over the life of the acquired loans that are accounted under ASC Subtopic 310-30, the Corporation continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Corporation evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased based on revised estimated cash flows and if so, recognizes a provision for loan loss in its Consolidated Statement of Operations and an allowance for loan losses in its Consolidated Statement of Financial Condition. For any increases in cash flows expected to be collected from borrowers, the Corporation adjusts the amount of accretable yield recognized on the loans on a prospective basis over the pool’s remaining life.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

The calculation of periodic income taxes is complex and requires the use of estimates and judgments. The Corporation has recorded two accruals for income taxes: (i) the net estimated amount currently due or to be received from taxing jurisdictions, including any reserve for potential examination issues, and (ii) a deferred income tax that represents the estimated impact of temporary differences between how the Corporation recognizes assets and liabilities under accounting principles generally accepted in the United States (GAAP), and how such assets and liabilities are recognized under the tax code. Differences in the actual outcome of these future tax consequences could impact the Corporation’s financial position or its results of operations. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into consideration statutory, judicial and regulatory guidance.

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The realization of deferred tax assets requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

Management evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. mainland operations are evaluated as a whole since a consolidated income tax return is filed; on the other hand, the deferred tax asset related to the Puerto Rico operations is evaluated on an entity by entity basis, since no consolidation is allowed in the income tax filing. Accordingly, this evaluation is composed of three major components: U.S. mainland operations, Puerto Rico banking operations and Holding Company.

For the evaluation of the realization of the deferred tax asset by taxing jurisdiction, refer to Note 38.

Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Code provides a dividends-received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Changes in the Corporation’s estimates can occur due to changes in tax rates, new business strategies, newly enacted guidance, and resolution of issues with taxing authorities regarding previously taken tax positions. Such changes could affect the amount of accrued taxes. The Corporation has made tax payments in accordance with estimated tax payments rules. Any remaining payment will not have any significant impact on liquidity and capital resources.

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the financial statements or tax returns and future profitability. The accounting for deferred tax consequences represents management’s best estimate of those future events. Changes in management’s current estimates, due to unanticipated events, could have a material impact on the Corporation’s financial condition and results of operations.

The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its assessment that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, the Corporation determines whether it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $10.5 million at December 31, 2019 and $9.0 million at December 31, 2018. Refer to Note 38 to the Consolidated Financial Statements for further information on this subject matter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $2.1 million.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. Although the outcome of tax audits is uncertain, the Corporation believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from open years. From time to time, the Corporation is audited by various federal, state and local authorities regarding income tax matters. Although management believes its approach in determining the appropriate tax treatment is supportable and in accordance with the accounting standards, it is possible that the final tax authority will take a tax position that is different than the tax position reflected in the Corporation’s income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in the consolidated financial statement in the period determined. Such differences could have an adverse effect on the Corporation’s income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on the Corporation’s results of operations, financial position and / or cash flows for such period.

Goodwill

The Corporation’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment. Intangibles with indefinite lives are evaluated for impairment at least annually, and on a more frequent basis, if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.

Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles (including any unrecognized intangible assets, such as unrecognized core deposits and trademark) as if the reporting unit was being acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Corporation estimates the fair values of the assets and liabilities of a reporting unit, consistent with the requirements of the fair value measurements accounting standard, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Statement of Condition. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards. BPPR and PB passed Step 1 in the annual test as of July 31, 2019. For a detailed description of the annual goodwill impairment evaluation performed by the Corporation during the third quarter of 2019, refer to Note 17.

At December 31, 2019, goodwill amounted to $671 million. Note 17 to the Consolidated Financial Statements provides the assignment of goodwill by reportable segment.

Refer to Note 3, New Accounting Pronouncements, for changes on the annual goodwill impairment test in accordance with ASU 2017-04.

Pension and Postretirement Benefit Obligations

The Corporation provides pension and restoration benefit plans for certain employees of various subsidiaries. The Corporation also provides certain health care benefits for retired employees of BPPR. The non-contributory defined pension and benefit restoration plans (“the Pension Plans”) are frozen with regards to all future benefit accruals.

The estimated benefit costs and obligations of the Pension Plans and Postretirement Health Care Benefit Plan (“OPEB Plan”) are impacted by the use of subjective assumptions, which can materially affect recorded amounts, including expected returns on plan assets, discount rates, termination rates, retirement rates and health care trend rates. Management applies judgment in the determination of these factors, which normally undergo evaluation against current industry practice and the actual experience of the Corporation. The Corporation uses an independent actuarial firm for assistance in the determination of the Pension Plans and OPEB Plan costs and obligations. Detailed information on the Plans and related valuation assumptions are included in Note 32 to the Consolidated Financial Statements.

The Corporation periodically reviews its assumption for the long-term expected return on Pension Plans assets. The Pension Plans’ assets fair value at December 31, 2019 was $800 million. The expected return on plan assets is determined by considering various factors, including a total fund return estimate based on a weighted-average of estimated returns for each asset class in each plan. Asset class returns are estimated using current and projected economic and market factors such as real rates of return, inflation, credit spreads, equity risk premiums and excess return expectations.

As part of the review, the Corporation’s independent consulting actuaries performed an analysis of expected returns based on each plan’s expected asset allocation for the year 2020 using the Willis Towers Watson US Expected Return Estimator. This analysis is reviewed by the Corporation and used as a tool to develop expected rates of return, together with other data. This forecast reflects the actuarial firm’s view of expected long-term rates of return for each significant asset class or economic indicator; for example, 8.5% for large cap stocks, 8.8% for small cap stocks, 8.9% for international stocks, 3.2% for aggregate fixed-income securities and 3.6% for long government/credit at January 1, 2020. A range of expected investment returns is developed, and this range relies both on forecasts and on broad-market historical benchmarks for expected returns, correlations, and volatilities for each asset class.

As a consequence of recent reviews, the Corporation decreased its expected return on plan assets for year 2020 to 5.0% and 5.8% for the Pension Plans. Expected rates of return of 5.3% and 6.0% had been used for 2019 and 5.5% and 6.0% had been used for 2018 for the Pension Plans. Since the expected return assumption is on a long-term basis, it is not materially impacted by the yearly fluctuations (either positive or negative) in the actual return on assets. The expected return can be materially impacted by a change in the plan’s asset allocation.

Net Periodic Benefit Cost (“pension expense”) for the Pension Plans amounted to $19.6 million in 2019. The total pension expense included a benefit of $32.4 million for the expected return on assets.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return for 2019 from 5.00% to 4.75% would increase the projected 2020 pension expense for the Banco Popular de Puerto Rico Retirement Plan, the Corporation’s largest plan, by approximately $1.9 million.

If the projected benefit obligation exceeds the fair value of plan assets, the Corporation shall recognize a liability equal to the unfunded projected benefit obligation and vice versa, if the fair value of plan assets exceeds the projected benefit obligation, the Corporation recognizes an asset equal to the overfunded projected benefit obligation. This asset or liability may result in a taxable or deductible temporary difference and its tax effect shall be recognized as an income tax expense or benefit which shall be allocated to various components of the financial statements, including other comprehensive income. The determination of the fair value of pension plan obligations involves judgment, and any changes in those estimates could impact the Corporation’s Consolidated Statement of Financial Condition. Management believes that the fair value estimates of the Pension Plans assets are reasonable given the valuation methodologies used to measure the investments at fair value as described in Note 30. Also, the compositions of the plan assets are primarily in equity and debt securities, which have readily determinable quoted market prices. The Corporation had recorded a liability for the underfunded pension benefit obligation of $52.6 million at December 31, 2019.

The Corporation uses the spot rate yield curve from the Willis Towers Watson RATE: Link (10/90) Model to discount the expected projected cash flows of the plans. The Corporation used an equivalent single weighted average discount rate which ranged from 3.22% to 3.27% for the Pension Plans and 3.38% for the OPEB Plan to determine the benefit obligations at December 31, 2019.

A 50 basis point decrease to each of the rates in the December 31, 2019 Willis Towers Watson RATE: Link (10/90) Model as of the beginning of 2020 would increase the projected 2020 expense for the Banco Popular de Puerto Rico Retirement Plan by approximately $2.2 million. The change would not affect the minimum required contribution to the Pension Plans.

The OPEB Plan was unfunded (no assets were held by the plan) at December 31, 2019. The Corporation had recorded a liability for the underfunded postretirement benefit obligation of $168.7 million at December 31, 2019.

STATEMENT OF OPERATIONS ANALYSIS

Pursuant to the Fixing America’s Surface Transportation (“FAST”) Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations from fiscal year 2018 to 2017 have been omitted. Such omitted discussion can be found under Item 7 of our annual Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC.

Net Interest Income

Net interest income is the difference between the revenue generated from earning assets, including loan fees, less the interest cost of deposits and borrowed money. Several risk factors might influence net interest income including the economic environment in which we operate, market driven events, changes in volumes, repricing characteristics, loans fees collected, moratoriums granted on loan payments and delay charges, interest collected on nonaccrual loans, as well as strategic decisions made by the Corporation’s management. Net interest income for the year ended December 31, 2019 was $1.9 billion compared to $1.7 billion in 2018. Net interest income, on a taxable equivalent basis, for the year ended December 31, 2019 was $2.1 billion compared to $1.9 billion in 2018.

The average key index rates for the years 2019 and 2018 were as follows:

	2019	2018
Prime rate………………………………………………………………………………………………….	5.28%	4.91%
Fed funds rate……………………………………………………………………………………………..	2.15	1.82
3-month LIBOR……………………………………………………………………………………………	2.33	2.31
3-month Treasury Bill…………………………………………………………………………………….	2.09	1.96
10-year Treasury………………………………………………………………………………………….	2.14	2.91
FNMA 30-year…………………………………………………………………………………………….	2.85	3.60

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected, and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the period ended December 31, 2019 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC Subtopic 310-30, of $55.5 million, related to those items, compared to $47.2 million for the same period in 2018. The increase of $8.2 million is mainly due to a full year of amortization of the fair value discount related to the Reliable portfolio, acquired in the third quarter of 2018.

Table 3 presents the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the year ended December 31, 2019, as compared with the same period in 2018, segregated by major categories of interest earning assets and interest-bearing liabilities. Net interest margin increased by 2 basis points to 4.03% in 2019, compared to 4.01% in 2018. The increase in net interest margin is mainly driven by the loan portfolio acquired from Wells Fargo in 2018 (the “Reliable Transaction”) and the increase in the investments and commercial portfolio. These positive drivers were partially offset by a decrease in market interest rates, lower money market investments and higher volume and cost of interest-bearing liabilities. On a taxable equivalent basis, net interest margin was 4.43% in 2019, compared to 4.34% in 2018. Net interest income increased by $156.8 million year over year. On a taxable equivalent basis, net interest income increased by $202.5 million. The increase of $45.7 million in the taxable equivalent adjustment is directly related to a higher volume of tax-exempt investments in Puerto Rico. The main variances in net interest income on a taxable equivalent basis were:

Positive variances:

• Higher interest income from investment securities due to higher volume of U.S. Treasuries and mortgage-backed securities related to recent purchases to deploy liquidity and benefit from the Puerto Rico tax exemption of these assets and higher yield driven by the increase in market rates; and

• Higher interest income from loans:

• Commercial loans, driven by higher volume in the U.S. and loans acquired in the Reliable transaction; and

• Auto and lease portfolios in P.R. due to both the full year of the Reliable portfolio versus five-month in 2018 and the organic growth at Popular Auto.

Negative variances:

• Lower interest income from money market investments due to the use of excess liquidity to acquire the Reliable portfolio and investment securities; and

• Higher interest expense on deposits mainly due to higher volumes in most categories, predominantly the increase in deposits from the Puerto Rico government, retail and corporate deposits and higher deposit volumes in the U.S. to fund loan growth.

Due to the Corporation’s current asset sensitive position, the recent reductions of 0.25% of the Fed Funds Rate by the Federal Open Market Committee (“FOMC”) on July 31, 2019, September 18, 2019 and October 30, 2019, and further expectation of lower interest rates will negatively impact our future results. See the Risk Management: Market / Interest Rate Risk section of this MD&A for additional information related to the Corporation’s interest rate risk.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Years ended December 31,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2019	2018	Variance	2019	2018	Variance		2019	2018	Variance	Rate	Volume
(In millions)							(In thousands)
$4,166	$5,943	$(1,777)	2.16%	1.87%	0.29%	Money market investments	$89,824	$111,289	$(21,465)	$15,157	$(36,622)
15,905	12,193	3,712	3.15	2.99	0.16	Investment securities	501,781	364,362	137,419	21,661	115,758
68	76	(8)	7.55	7.55	-	Trading securities	5,103	5,772	(669)	-	(669)
						Total money market,
						investment and trading
20,139	18,212	1,927	2.96	2.64	0.32	securities	596,708	481,423	115,285	36,818	78,467
						Loans:
12,171	11,698	473	6.11	6.03	0.08	Commercial	743,682	705,190	38,492	9,649	28,843
801	915	(114)	6.59	6.37	0.22	Construction	52,767	58,270	(5,503)	1,987	(7,490)
989	867	122	6.06	5.98	0.08	Leasing	59,935	51,868	8,067	664	7,403
7,121	7,119	2	5.36	5.30	0.06	Mortgage	381,493	377,139	4,354	4,250	104
2,885	2,847	38	11.81	11.53	0.29	Consumer	340,848	328,165	12,683	7,298	5,385
2,839	1,617	1,222	9.59	9.95	(0.36)	Auto	272,169	160,908	111,261	(6,123)	117,384
26,806	25,063	1,743	6.90	6.71	0.19	Total loans	1,850,894	1,681,540	169,354	17,725	151,629
$46,945	$43,275	$3,670	5.21%	5.00%	0.21%	Total earning assets	$2,447,602	$2,162,963	$284,639	$54,543	$230,096
						Interest bearing deposits:
$15,327	$12,688	$2,639	0.96%	0.64%	0.32%	NOW and money market [1]	$146,684	$80,665	$66,019	$44,662	$21,357
10,249	9,439	810	0.44	0.34	0.10	Savings	45,516	31,878	13,638	9,142	4,496
7,770	7,570	200	1.45	1.21	0.24	Time deposits	112,658	91,722	20,936	18,990	1,946
33,346	29,697	3,649	0.91	0.69	0.22	Total deposits	304,858	204,265	100,593	72,794	27,799
231	358	(127)	2.64	2.01	0.63	Short-term borrowings	6,099	7,210	(1,111)	1,864	(2,975)
						Other medium and
1,194	1,521	(327)	4.77	4.96	(0.19)	long-term debt	58,142	75,496	(17,354)	(3,424)	(13,930)
						Total interest bearing
34,771	31,576	3,195	1.06	0.91	0.15	liabilities	369,099	286,971	82,128	71,234	10,894
8,873	8,790	83				Demand deposits
3,301	2,909	392				Other sources of funds
$46,945	$43,275	$3,670	0.78%	0.66%	0.12%	Total source of funds	369,099	286,971	82,128	71,234	10,894
			4.43%	4.34%	0.09%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	2,078,503	1,875,992	202,511	$(16,691)	$219,202
			4.15%	4.09%	0.06%	Net interest spread
						Taxable equivalent adjustment	186,809	141,116	45,693
			4.03%	4.01%	0.02%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,891,694	$1,734,876	$156,818
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Loan Losses

The Corporation’s provision for loan losses was $165.8 million for the year ended December 31, 2019, compared to $228.1 million for the year ended December 31, 2018, a decrease of $62.3 million.

The provision for loan losses for Puerto Rico segment was $135.8 million, compared to $196.5 million for the year ended December 31, 2018, a decrease of $60.7 million. The decrease in the provision for the year ended December 31, 2019 was mainly related to revisions to certain loss estimates and to incremental reserves for two large impaired commercial borrowers during the same period in 2018, coupled with the continued credit quality improvements in the mortgage portfolio during 2019. These positive variances were in part offset by higher reserves for the auto loans portfolio.

The Popular U.S. segment continued to reflect strong growth and favorable credit quality metrics. The provision for loan losses for this segment amounted to $30.0 million, flat when compared to $29.9 million for the same period in 2018.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

Non-Interest Income

For the year ended December 31, 2019, non-interest income decreased by $82.6 million, when compared with the previous year. Excluding the unfavorable variance in FDIC loss share income (expense) of $94.7 million as a result of the Termination Agreement, non-interest income increased by $12.1 million primarily driven by:

• Higher service charges on deposit accounts by $10.3 million, mainly at BPPR, due to higher fees on transactional cash management services;

• Higher other service fees by $27.2 million mainly due to higher credit card fees by $9.2 million as a result of higher interchange income resulting from higher transactional volumes, higher insurance fees by $8.2 million in part due to higher contingent insurance commissions by $6.0 million and higher other fees by $6.9 million in part due to retail auto loan servicing fee income;

• Higher net unrealized gains on equity securities by $4.6 million; and

• Favorable variance in adjustments to indemnity reserves of $12.6 million mainly due to a lower provision related to loans previously sold with credit recourse and a release of a $4.4 million reserve previously established in connection with a 2013 transaction at BPPR.

These favorable variances were partially offset by:

• Lower income from mortgage banking activities by $20.7 million mainly due to higher unfavorable fair value adjustments on mortgage servicing rights by $19.0 million, net of portfolio amortization, and higher realized losses on closed derivatives positions by $8.8 million; partially offset by higher gains on securitization transactions by $8.3 million; and

• Lower other operating income by $23.0 million mainly resulting from $19.0 million in insurance recoveries related to Hurricane Maria received during 2018 and lower modification fees received for the successful completion of loss mitigation alternatives by $11.2 million, partially offset by higher aggregated net earnings from investments under the equity method by $4.9 million.

Operating Expenses

Table 4 provides a breakdown of operating expenses by major categories.

Table 4 - Operating Expenses
	Years ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Personnel costs:
Salaries	$351,788	$326,509	$313,394	$308,135	$304,618
Commissions, incentives and other bonuses	97,764	90,000	70,099	73,684	79,305
Pension, postretirement and medical insurance	41,804	39,660	40,065	41,203	36,743
Other personnel costs, including payroll taxes	99,269	106,819	53,204	54,373	49,537
Total personnel costs	590,625	562,988	476,762	477,395	470,203
Net occupancy expenses	96,339	88,329	89,194	85,653	86,888
Equipment expenses	84,215	71,788	65,142	62,225	60,110
Other taxes	51,653	46,284	43,382	42,304	39,797
Professional fees:
Collections, appraisals and other credit related fees	16,300	14,700	14,415	14,607	23,098
Programming, processing and other technology services	247,332	216,128	199,873	205,466	191,895
Legal fees, excluding collections	12,877	19,072	11,763	42,393	26,122
Other professional fees	107,902	99,944	66,437	60,577	67,870
Total professional fees	384,411	349,844	292,488	323,043	308,985
Communications	23,450	23,107	22,466	23,897	25,146
Business promotion	75,372	65,918	58,445	53,014	52,076
FDIC deposit insurance	18,179	27,757	26,392	24,512	27,626
Loss on early extinguishment of debt	-	12,522	-	-	-
Other real estate owned (OREO) expenses	4,298	23,338	48,540	47,119	85,568
Other operating expenses:
Credit and debit card processing, volume, interchange and other expenses	38,059	27,979	26,201	20,796	22,854
Operational losses	21,414	35,798	39,612	35,995	20,663
All other	80,097	76,584	59,194	43,737	58,874
Total other operating expenses	139,570	140,361	125,007	100,528	102,391
Amortization of intangibles	9,370	9,326	9,378	12,144	11,019
Goodwill and trademark impairment losses	-	-	-	3,801	-
Restructuring costs	-	-	-	-	18,412
Total operating expenses	$1,477,482	$1,421,562	$1,257,196	$1,255,635	$1,288,221
Personnel costs to average assets	1.17%	1.21%	1.15%	1.27%	1.34%
Operating expenses to average assets	2.93	3.05	3.04	3.34	3.66
Employees (full-time equivalent)	8,560	8,474	7,784	7,828	7,810
Average assets per employee (in millions)	$5.88	$5.50	$5.32	$4.81	$4.51

Operating expenses for the year ended December 31, 2019 increased by $55.9 million, when compared with the previous year, mostly due to:

• Higher personnel cost by $27.6 million, including higher salaries by $25.3 million due to an increase in headcount, reflecting the integration of Reliable personnel during August 2018; higher commissions, incentives and other bonuses by $7.8 million and an increase of $3.2 million related to annual incentives tied to the Corporation’s financial performance, partially offset by a decrease of $7.6 million in other personnel cost mainly related with the implementation of the voluntary retirement program during prior year;

• Higher net occupancy expense by $8.0 million due to insurance claim reimbursement received during 2018 and higher insurance cost and electricity expense;

• Higher equipment expense by $12.4 million due to higher purchases of furniture and equipment and higher software and maintenance expenses;

• Higher professional fees by $34.6 million mainly due to higher programming, processing and other technology expenses by $31.2 million in part related to the Reliable system conversion; and higher advisory expense by $5.0 million related to Corporate initiatives; and

• Higher business promotions by $9.5 million mainly due to higher customer reward program expense and higher advertising cost.

These negative variances were partially offset by:

• Lower FDIC deposit insurance by $9.6 million mainly driven by the termination of the surcharge period in 2018;

• A loss of $12.5 million during the year 2018, resulting from the early extinguishment of its outstanding 7.00% Senior Notes due 2019 (the “2019 Notes”); and

• Lower OREO expenses by $19.0 million due to higher gain on sales by $9.6 million and lower write-downs on valuation of mortgage, commercial and construction properties by $7.5 million.

INCOME TAXES

For the year ended December 31, 2019, the Corporation recorded income tax expense of $147.2 million, compared to $119.6 million for the previous year. The income tax expense for the year 2019 includes an income tax benefit of approximately $26 million related to a revision of the amount of exempt income for prior years and certain adjustments pertaining to tax periods for which the statute of limitations had expired.

On December 10, 2018, the Governor of Puerto Rico signed into law Act No. 257 of 2018, which amended the Puerto Rico Internal Revenue Code to, among other things, reduce the Puerto Rico corporate income tax rate from 39% to 37.5%. The Corporation recognized a $27.7 million non-cash income tax expense as a result of a reduction in the Corporation’s net deferred tax asset (“DTA”) related to its Puerto Rico operations, due to the aforementioned reduction in tax rates at which it expects to realize the benefit of the DTA. During 2018, the Corporation also recorded a tax benefit of $108.9 million related to the Tax Closing Agreement entered into in connection with the FDIC Transaction, net of an income tax expense of $45.0 million from the gain resulting from the Termination Agreement with the FDIC recognized during 2018.

At December 31, 2019, the Corporation had a deferred tax asset amounting to $0.9 billion, net of a valuation allowance of $0.5 billion. The deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 38 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on deferred tax asset balances.

Fourth Quarter Results

The Corporation recognized net income of $166.8 million for the quarter ended December 31, 2019, compared with a net income of $106.4 million for the same quarter of 2018. The results for the fourth quarter of 2019 include an income tax benefit of approximately $18 million related to the revision of the amount of exempt income for prior years, while the results for the fourth quarter of 2018 include $27.7 million of income tax expense due to a reduction in the Corporation’s DTA, as further discussed below.

Net interest income for the fourth quarter of 2019 amounted to $467.4 million, compared with $476.2 million for the fourth quarter of 2018. The decrease in net interest income was mainly due to higher interest expense on deposits driven by higher average balance; lower interest income from the commercial loan portfolio, resulting from lower market rates in the adjustable rate portfolio and originations in a declining interest rate environment; partially offset by higher income from money market, trading and investment securities as a result of higher volume of earning assets.

The provision for loan losses amounted to $47.2 million for the quarter ended December 31, 2019, compared to $42.6 million for the fourth quarter of 2018. The increase of $4.6 million is reflected at PB by $7.2 million, partially offset by a decrease in BPPR of $2.6 million.

Non-interest income amounted to $152.4 million for the quarter ended December 31, 2019, compared with $153.2 million for the same quarter in 2018. The decrease was mainly due to lower other operating income by $12.9 million which included $9.5 million in recoveries from hurricane related claims during the fourth quarter of 2018, lower mortgage banking activities by $5.9 million mainly due to unfavorable fair value adjustments on mortgage servicing rights; partially offset by a favorable variance in adjustments to indemnity reserves on loans sold by $7.8 million, higher other service fees by $5.3 million mainly due to higher insurance fees, higher service charges on deposits accounts by $2.7 million and higher net gain on equity securities by $2.4 million.

Operating expenses totaled $390.6 million for the quarter ended December 31, 2019, compared with $396.5 million for the same quarter in the previous year. The decrease is mainly related to lower personnel costs by $14.7 million due to the impact of the voluntary retirement program which was effective for employees who confirmed their election to participate before the end of the year 2018 and lower incentive compensation; and the expense of $12.5 million related to the early redemption of the 2019 Notes during the fourth quarter of 2018; partially offset by higher professional fees by $14.0 million due to higher advisory expenses related to Corporate initiatives and higher credit and debit card processing, volume, interchange expenses by $5.7 million.

Income tax expense amounted to $15.3 million for the quarter ended December 31, 2019, compared with income tax expense of $84.0 million for the same quarter of 2018. During the fourth quarter of 2019, the Corporation recorded a tax benefit of approximately $18 million related to the revision of the amount of exempt income for prior years. During the fourth quarter of 2018 the Corporation recognized a $27.7 million non-cash income tax expense as a result of a reduction in the Corporation’s DTA related to its Puerto Rico operations, due to the reduction in Corporate tax rate from 39% to 37.5%.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Popular U.S. A Corporate group has been defined to support the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 40 to the Consolidated Financial Statements.

As discussed in Note 40, effective on January 1, 2019, the Corporation’s management changed the measurement basis for its reportable segments. Historically, for management reporting purposes, the Corporation had reversed the effect of the intercompany billings from itself, as holding company, to its subsidiaries for certain services or expenses incurred on their behalf. In addition, the Corporation used to reflect an income tax expense allocation for several of its subsidiaries which are Limited Liability Companies (“LLCs”) and had made an election to be treated as pass through entities for income tax purposes. The Corporation’s management has determined to discontinue making these adjustments, effective on January 1, 2019, for purposes of its management and reportable segment reporting. The Corporation reflected these changes in the measurement of the reportable segments’ results prospectively beginning on January 1, 2019.

The Corporate group reported a net income of $6.1 million for the year ended December 31, 2019, compared to a net loss of $89.7 million for the previous year. The increase in the net income was attributed to lower operating expenses by $107.0 million as a result of the change in the measurement basis of the intercompany billings from Popular Inc., holding company to its subsidiaries, as discussed above, and the early extinguishment of debt of $12.5 million related to the redemption of the 2019 Notes during 2018.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $609.9 million for the year ended December 31, 2019, compared with $630.3 million for the year ended December 31, 2018. The principal factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $151.8 million due to higher interest income of loans by $140.4 million, reflecting growth in the auto portfolio and higher interest income on debt securities by $106.1 million; partially offset by higher interest expense from deposits by $71.8 million due to higher volumes predominantly the increase of deposits from the Puerto Rico government. The BPPR segment’s net interest margin was 4.30% for 2019 compared with 4.27% for the same period in 2018;

• Lower provision for loans losses by $62.9 million driven by revisions to certain loss estimates and to incremental reserves for two large impaired commercial borrowers in 2018, coupled with the continued credit quality improvements in the mortgage portfolio during 2019. These positive variances were in part offset by higher reserves for the auto loans portfolio;

• Lower non-interest income by $86.2 million mainly due to:

• Lower mortgage banking activities by $20.7 million due to unfavorable fair value adjustments on mortgage servicing rights, and higher realized losses on closed derivatives position; and

• Unfavorable variance in FDIC loss share (expense) income by $94.7 million driven by the impact of the Termination Agreement with the FDIC discussed in Note 10 to the Consolidated Financial Statements; and

• Lower other operating income by $22.3 million mainly resulting from insurance recoveries related to Hurricane Maria of $19.0 million received during 2018.

Partially offset by:

• Higher service charges on deposit accounts by $9.3 million due to higher fees on transactional cash management services;

• Higher other service fees by $27.5 million due debit and credit card fees resulting from higher transactional volumes; higher retail auto loan servicing fee income; and

• Favorable variance in adjustments to indemnity reserves of $12.6 million related to loans previously sold with credit recourse and a release of $4.4 million reserve established in connection with a 2013 transaction.

• Higher operating expenses by $141.0 million, mainly due to:

• Higher personnel costs by $15.3 million, including higher salaries by $9.9 million due to an increase in headcount, this increase includes the integration of Reliable personnel during August 2018 and an increase of $2.5 million related to the incentive compensation tied to the Corporation’s financial performance;

• Higher equipment expense by $11.0 million due to higher purchases of furniture and equipment and higher software and maintenance expenses;

• Higher professional fees by $28.1 million due to higher programming, processing and other technology expenses by $29.7 million in part related to Reliable system conversion;

• Higher business promotions by $9.7 million mainly due to higher customer reward program expense and higher advertising cost; and

• Higher other operating expenses by $93.4 million mainly to the change in the measurement basis of the intercompany billings from Popular Inc., holding company to its subsidiaries, mentioned above.

Partially offset by:

• Lower OREO expense by $18.7 million due higher gain on sales by $11.1 million and lower write-downs on valuation of mortgage, commercial and construction properties by $7.5 million.

• Higher income tax expense by $7.9 million mainly due to a net tax benefit of $27.7 million recorded in 2018 in connection with the FDIC Termination Agreement, refer to table 35 and higher tax rate; partially offset by a tax benefit of approximately $26 million related to the revision of the amount of exempt income earned in prior years and certain adjustments pertaining to tax periods for which the statue of limitations had expired. Refer to Note 38, Income Taxes for additional information.

Popular U.S.

For the year ended December 31, 2019, the reportable segment of Popular U.S. reported net income of $55.3 million, compared with a net income of $77.5 million for the year ended December 31, 2018. The principal factors that contributed to the variance in the financial results included the following:

• Lower net interest income by $9.1 million mainly due to higher interest expense from deposits by $27.5 million driven by higher volumes to fund loan growth, partially offset by higher interest income of loans by $16.6 million driven by higher volume. The Popular U.S. reportable segment’s net interest margin was 3.32% for 2019 compared with 3.54% for the same period in 2018;

• Provision for loan losses remained flat at $30 million for both years;

• Non-interest income of $23.2 million was relatively flat when compared to $20.0 million the previous year;

• Higher operating expenses by $22.3 million driven by higher personnel costs by $8.9 million mainly due to higher salaries and commissions and higher other operating expenses by $9.3 million mainly due to the change in the measurement basis of the intercompany billings from Popular Inc., holding company to its subsidiaries, mentioned above.

• Income taxes favorable variance of $6.1 million mainly due to the decrease in pretax income.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $52.1 billion at December 31, 2019, compared to $47.6 billion at December 31, 2018. Refer to the Corporation’s Consolidated Statements of Financial Condition at December 31, 2019 and 2018 included in this 2019 Annual Report. Also, refer to the Statistical Summary 2015-2019 in this MD&A for Condensed Statements of Financial Condition for the past five years.

Money market, trading and investment securities

Money market investments totaled $3.3 billion at December 31, 2019 compared to $4.2 billion at December 31, 2018. The decrease was mainly due to purchases of debt securities available-for-sale.

Debt securities available-for-sale increased by $4.3 billion to $17.6 billion at December 31, 2019. The increase was mainly due to purchases of U.S. Treasury securities and mortgage-backed securities at BPPR, partially offset by maturities and paydowns. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $0.9 billion to $27.4 billion at December 31, 2019 mainly driven by growth of auto loans and leases and credit cards at the BPPR segment, coupled with an increase at PB across its commercial and mortgage loan portfolios.

Table 5 - Loans Ending Balances
	At December 31,
(in thousands)	2019	2018	2017	2016	2015
Loans not covered under FDIC loss sharing agreements:
Commercial	$12,312,751	$12,043,019	$11,488,861	$10,798,507	$10,099,163
Construction	831,092	779,449	880,029	776,300	681,106
Legacy[1]	22,105	25,949	32,980	45,293	64,436
Lease financing	1,059,507	934,773	809,990	702,893	627,650
Mortgage	7,183,532	7,235,258	7,270,407	6,696,361	7,036,081
Consumer	5,997,886	5,489,441	3,810,527	3,754,393	3,837,679
Total non-covered loans held-in-portfolio	27,406,873	26,507,889	24,292,794	22,773,747	22,346,115
Loans covered under FDIC loss sharing agreements:
Mortgage	-	-	502,930	556,570	627,102
Consumer	-	-	14,344	16,308	19,013
Loans covered under FDIC loss sharing agreements	-	-	517,274	572,878	646,115
Total loans held-in-portfolio	27,406,873	26,507,889	24,810,068	23,346,625	22,992,230
Loans held-for-sale:
Commercial	-	-	-	-	45,074
Construction	-	-	-	-	95
Mortgage	59,203	51,422	132,395	88,821	91,831
Total loans held-for-sale	59,203	51,422	132,395	88,821	137,000
Total loans	$27,466,076	$26,559,311	$24,942,463	$23,435,446	$23,129,230

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Other assets

Other assets increased by $0.1 billion mainly due to the recognition of right-of-use assets as a result of the implementation of the new lease accounting standard, as discussed in Note 35, which required balance sheet recognition of operating lease contracts, an increase in mortgage loan claims as a result of higher inflows impacted by the end of the foreclosure moratorium on FHA-insured mortgages and an increase in prepaid taxes, partially offset by a decrease in net deferred tax assets. Refer to Note 15 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at December 31, 2019 and 2018.

Liabilities

The Corporation’s total liabilities were $46.1 billion at December 31, 2019, an increase of $3.9 billion compared to $42.2 billion at December 31, 2018, mainly due to deposits as discussed below. Refer to the Corporation’s Consolidated Statements of Financial Condition included in this Form 10-K.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at December 31, 2019 and 2018 is included in Table 6.

Table 6 - Financing to Total Assets
	December 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2019	2018	from 2018 to 2019	2019	2018
Non-interest bearing deposits	$9,160	$9,149	0.1%	17.6%	19.2%
Interest-bearing core deposits	29,610	25,714	15.2	56.8	54.0
Other interest-bearing deposits	4,988	4,847	2.9	9.6	10.2
Repurchase agreements	193	282	(31.6)	0.4	0.6
Notes payable	1,102	1,256	(12.3)	2.1	2.7
Other liabilities	1,045	922	13.3	2.0	1.9
Stockholders’ equity	6,017	5,435	10.7	11.5	11.4

Deposits

The Corporation’s deposits totaled $43.8 billion at December 31, 2019, compared to $39.7 billion at December 31, 2018.The deposits increase of $4.1 billion was mainly due to an increase of $2.9 billion in Puerto Rico public sector deposits and an increase of $0.9 billion in retail deposits at Popular Bank mainly from deposits gathered through its online platform. Refer to Table 7 for a breakdown of the Corporation’s deposits at December 31, 2019 and 2018.

Table 7 - Deposits Ending Balances
(In thousands)	2019	2018	2017	2016	2015
Demand deposits [1]	$16,566,145	$16,077,023	$12,460,081	$9,053,897	$7,221,238
Savings, NOW and money market deposits (non-brokered)	19,169,899	15,616,247	15,054,242	13,327,298	11,440,693
Savings, NOW and money market deposits (brokered)	347,765	400,004	424,307	405,487	382,424
Time deposits (non-brokered)	7,546,621	7,500,544	7,411,140	7,486,717	7,274,157
Time deposits (brokered CDs)	128,176	116,221	103,738	222,825	891,211
Total deposits	$43,758,606	$39,710,039	$35,453,508	$30,496,224	$27,209,723

[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $1.3 billion at December 31, 2019, a decrease of $0.2 billion when compared to December 31, 2018, mainly due to maturities of Federal Home Loan Bank advances and repurchase agreements at PB. Refer to Note 19 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Off-Balance Sheet Arrangements and Other Commitments section in this MD&A for additional information on the Corporation’s contractual obligations.

Other liabilities

The Corporation’s other liabilities amounted to $1.0 billion at December 31, 2019, an increase of $0.1 billion when compared to December 31, 2018, mainly due to the recognition of operating lease liabilities, as discussed above, partially offset by a decrease in the liability for rebooked GNMA loans sold with an option to repurchase and credit recourse liability.

Stockholders’ Equity

Stockholders’ equity totaled $6.0 billion at December 31, 2019, compared to $5.4 billion at December 31, 2018. The increase of $0.6 billion was mainly due to net income of $671.1 million for the year ended December 31, 2019 and higher unrealized gains on debt securities available-for-sale by $266.0 million, partially offset by the impact of the $250 million accelerated share repurchase transaction and declared dividends of $116.0 million on common stock and $3.7 million in dividends on preferred stock.

Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity. Also, refer to Note 24 for a detail of accumulated other comprehensive loss, an integral component of stockholders’ equity.

REGULATORY CAPITAL

The Corporation and its bank subsidiaries are subject to capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to Popular, Inc. and the Banks, BPPR and PB, are based on the final capital framework of Basel III. The capital rules of Basel III which became effective on January 1, 2015, established a “Common Equity Tier 1” (“CET1”) capital measure and specified that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements. Table 8 presents the Corporation’s capital adequacy information for the years 2015 through 2019 under the regulatory guidance applicable during those years. Note 23 to the consolidated financial statements presents further information on the Corporation’s regulatory capital requirements, including the regulatory capital ratios of its depository institutions, BPPR and PB. The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations.

Table 8 - Capital Adequacy Data
	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Risk-based capital:
Common Equity Tier 1 capital	$5,121,240	$4,631,511	$4,226,519	$4,121,208	4,049,576
Tier 1 capital	$5,121,240	$4,631,511	$4,226,519	$4,121,208	$4,049,576
Supplementary (Tier 2) capital	737,375	722,688	758,746	748,007	642,833
Total capital	$5,858,615	$5,354,199	$4,985,265	$4,869,215	$4,692,409
Total risk-weighted assets	$28,840,368	$27,403,718	$25,935,696	$25,001,334	$24,987,144
Adjusted average quarterly assets	$51,057,484	$46,876,424	$42,185,805	$37,785,070	$34,253,625
Ratios:
Common Equity Tier 1 capital	17.76%	16.90%	16.30%	16.48%	16.21%
Tier 1 capital	17.76	16.90	16.30	16.48	16.21
Total capital	20.31	19.54	19.22	19.48	18.78
Leverage ratio	10.03	9.88	10.02	10.91	11.82
Average equity to assets	11.35	11.67	12.91	14.03	13.37
Average tangible equity to assets	10.11	10.37	11.48	12.45	11.95
Average equity to loans	21.31	21.72	22.73	22.89	20.42

The increase in the CET1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio as of December 31, 2019 compared to December 31, 2018 was mostly due to the year’s earnings, partially offset by the accelerated common stock repurchase of $250 million, the increase in risk weighted assets driven by the growth in auto loans and leases, higher available-for-sale securities and the recognition of right-of-use assets.

An institution is considered “well-capitalized” if it maintains a total capital ratio of 10%, a Tier 1 capital ratio of 8%, a CET1 capital ratio of 6.5% and a leverage ratio of 5%. The Corporation’s ratios presented in Table 8 show that the Corporation was “well capitalized” for regulatory purposes, the highest classification, under Basel III for years 2015 through 2019. BPPR and PB were also well-capitalized for all years presented.

The Basel III Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of January 1, 2019, Popular, BPPR and PB are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

Table 9 reconciles the Corporation’s total common stockholders’ equity to common equity Tier 1 capital.

Table 9 - Reconciliation Common Equity Tier 1 Capital
At December 31,

(In thousands)	2019	2018
Common stockholders’ equity	$5,966,619	$5,384,897
AOCI related adjustments due to opt-out election	113,155	378,038
Goodwill, net of associated deferred tax liability (DTL)	(596,994)	(596,695)
Intangible assets, net of associated DTLs	(28,780)	(26,833)
Deferred tax assets and other deductions	(332,763)	(507,896)
Common equity tier 1 capital	$5,121,237	$4,631,511
Common equity tier 1 capital to risk-weighted assets	17.76%	16.90%

Non-GAAP financial measures

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

Table 10 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2019 and 2018.

Table 10 - Reconciliation Tangible Common Equity and Assets
	At December 31,
(In thousands, except share or per share information)	2019	2018
Total stockholders’ equity	$6,016,779	$5,435,057
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(28,780)	(26,833)
Total tangible common equity	$5,266,717	$4,686,942
Total assets	$52,115,324	$47,604,577
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(28,780)	(26,833)
Total tangible assets	$51,415,422	$46,906,622
Tangible common equity to tangible assets at end of period	10.24%	9.99%
Common shares outstanding at end of period	95,589,629	99,942,845
Tangible book value per common share	$55.10	$46.90

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 25 for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

Contractual Obligations and Commercial Commitments

The Corporation has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments on debt and lease agreements.

As previously indicated, the Corporation also enters into derivative contracts under which it is required either to receive or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the consolidated statements of financial condition with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the statement of condition date. The fair value of the contract changes daily as interest rates change. The Corporation may also be required to post additional collateral on margin calls on the derivatives and repurchase transactions.

At December 31, 2019, the aggregate contractual cash obligations, including purchase obligations and borrowings, by maturities, are presented in Table 11.

Table 11 - Contractual Obligations
	Payments Due by Period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Certificates of deposits	$4,612,460	$1,883,329	$1,118,447	$60,561	$7,674,797
Assets sold under agreement to repurchase	193,378	-	-	-	193,378
Long-term debt	139,920	153,188	346,941	461,559	1,101,608
Operating leases	29,872	50,985	41,433	70,842	193,132
Finance leases	3,068	6,411	6,797	8,220	24,496

Total contractual cash obligations	$4,978,698	$2,093,913	$1,513,618	$601,182	$9,187,411

Under the Corporation’s repurchase agreements, Popular is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

At December 31, 2019, the Corporation’s liability on its pension, restoration and postretirement benefit plans amounted to approximately $221 million, compared with $222 million at December 31, 2018. The Corporation’s expected contributions to the pension and benefit restoration plans are minimal, while the expected contributions to the postretirement benefit plan to fund current benefit payment requirements are estimated at $6.5 million for 2020. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 32 to the consolidated financial statements for further information on these plans. Management believes that the effect of the pension and postretirement plans on liquidity is not significant to the Corporation’s overall financial condition. The BPPR’s non-contributory defined pension and benefit restoration plans are frozen with regards to all future benefit accruals.

At December 31, 2019, the liability for uncertain tax positions was $16.3 million, compared with $7.2 million as of the end of 2018. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty. Under the statute of limitations, the liability for uncertain tax positions expires as follows: 2020 - $1.5 million, 2021 - $11.3 million, 2022 - $1.1 million and 2023 - $1.1 million. Additionally, $1.4 million is not subject to the statute of limitations. As a result of examinations, the Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $2.1 million, including interests.

The Corporation also utilizes lending-related financial instruments in the normal course of business to accommodate the financial needs of its customers. The Corporation’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual notional amount of these instruments. The Corporation uses credit procedures and policies in making those commitments and conditional obligations as it does in extending loans to customers. Since many of the commitments expire without being drawn upon or a default occurring, the total contractual amounts are not representative of the Corporation’s actual future credit exposure or liquidity requirements for these commitments.

The following table presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at December 31, 2019:

Table 12 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2020	Years 2021 - 2022	Years 2023 - 2024	Years 2025 - thereafter	Total
Commitments to extend credit	$7,406,856	$736,833	$119,180	$94,647	$8,357,516
Commercial letters of credit	2,629	-	-	-	2,629
Standby letters of credit	34,514	40,672	-	-	75,186
Commitments to originate or fund mortgage loans	95,321	1,332	-	-	96,653
Total	$7,539,320	$778,837	$119,180	$94,647	$8,531,984

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

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $17.6 billion as of December 31, 2019. Other assets subject to market risk include loans held-for-sale, which amounted to $59 million, mortgage servicing rights (“MSRs”) which amounted to $151 million and securities classified as “trading”, which amounted to $40 million, as of December 31, 2019.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at December 31, 2019 and December 31, 2018, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 13 - Net Interest Income Sensitivity (One Year Projection)
	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$64,351	3.37%	$151,871	8.12%
+200 basis points	32,766	1.72	76,479	4.09
+100 basis points	16,379	0.86	39,234	2.10
-100 basis points	(35,213)	(1.84)	(26,305)	(1.41)
-200 basis points	(131,874)	(6.91)	(145,819)	(7.80)

At December 31, 2019, the simulations showed that the Corporation maintains an asset-sensitive position. This is primarily due to (i) a high level of money market and short-term investments that are highly sensitive to changes in interest rates, (ii) approximately 31% of the Corporation’s loan portfolio was comprised of variable rate loans, and (iii) low elasticity of the Corporation’s core deposit base. The asset sensitive position is more asymmetric in the more extreme -200 basis point scenario, as the Company does not expect it could lower deposit costs below zero. The Corporation’s current asset sensitive position as detailed above and further expectation of lower interest rates will negatively impact our future results. However, other factors like balance sheet size, asset mix and the shape of the yield curve will also impact these results.

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

Table 14 - Interest Rate Sensitivity
	At December 31, 2019
	By repricing dates
(Dollars in thousands)	0-30 days	Within 31 - 90 days	After three months but within six months	After six months but within nine months	After nine months but within one year	After one year but within two years	After two years	Non-interest bearing funds	Total
Assets:
Money market investments	$3,262,286	$-	$-	$-	$-	$-	$-	$-	$3,262,286
Investment and trading securities	1,537,514	2,379,485	1,184,436	584,367	581,292	2,410,182	9,136,846	132,221	17,946,343
Loans	5,645,766	1,791,917	1,219,030	1,135,534	1,117,627	4,070,829	12,746,646	(261,273)	27,466,076
Other assets	-	-	-	-	-	-	-	3,440,619	3,440,619
Total	10,445,566	4,171,402	2,403,466	1,719,901	1,698,919	6,481,011	21,883,492	3,311,567	52,115,324
Liabilities and stockholders' equity:
Savings, NOW and money market and
other interest bearing demand deposits	12,425,665	650,725	908,212	833,417	765,596	2,498,080	8,841,941	-	26,923,636
Certificates of deposit	1,982,057	650,883	713,261	711,511	673,910	1,217,131	1,726,044	-	7,674,797
Federal funds purchased and assets
sold under agreements to repurchase	90,780	78,061	19,537	-	5,000	-	-	-	193,378
Notes payable	31,000	12,771	23,218	61,000	11,930	50,040	911,649	-	1,101,608
Non-interest bearing deposits	-	-	-	-	-	-	-	9,160,173	9,160,173
Other non-interest bearing liabilities	-	-	-	-	-	-	-	1,044,953	1,044,953
Stockholders' equity	-	-	-	-	-	-	-	6,016,779	6,016,779
Total	$14,529,502	$1,392,440	$1,664,228	$1,605,928	$1,456,436	$3,765,251	$11,479,634	$16,221,905	$52,115,324
Interest rate sensitive gap	(4,083,936)	2,778,962	739,238	113,973	242,483	2,715,760	10,403,858	(12,910,338)	-
Cumulative interest rate sensitive gap	(4,083,936)	(1,304,974)	(565,736)	(451,763)	(209,280)	2,506,480	12,910,338	-	-
Cumulative interest rate sensitive gap
to earning assets	(8.37)%	(2.67)%	(1.16)%	(0.93)%	(0.43)%	5.14%	26.45%	-	-

Table 15, which presents the maturity distribution of earning assets, takes into consideration prepayment assumptions.

Table 15 - Maturity Distribution of Earning Assets
	As of December 31, 2019
	Maturities
		After one year
		through five years		After five years
	One year	Fixed	Variable	Fixed interest	Variable interest
(In thousands)	or less	interest rates	interest rates	rates	rates	Total
Money market securities	$3,262,286	-	-	-	-	$3,262,286
Investment and trading securities	6,240,531	$8,325,318	$23,726	$3,183,906	$12,975	17,786,456
Loans:
Commercial	3,122,399	3,342,064	2,899,260	1,485,724	1,485,409	12,334,856
Construction	646,413	10,007	170,131	3,337	1,204	831,092
Lease financing	328,530	726,511	-	4,466	-	1,059,507
Consumer	1,849,765	2,902,771	352,175	121,971	771,204	5,997,886
Mortgage	707,355	2,369,596	168,432	3,951,106	46,246	7,242,735
Subtotal loans	6,654,462	9,350,949	3,589,998	5,566,604	2,304,063	27,466,076
Total earning assets	$16,157,279	$17,676,267	$3,613,724	$8,750,510	$2,317,038	$48,514,818

Note: Equity securities available-for-sale and other investment securities, including Federal Reserve Bank stock and Federal Home Loan Bank stock held by the Corporation, are not included in this table. Loans held-for-sale have been allocated according to the expected sale date.

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

At December 31, 2019, the Corporation held trading securities with a fair value of $40 million, representing approximately 0.1% of the Corporation’s total assets, compared with $38 million and 0.1%, respectively, at December 31, 2018. As shown in Table 16, the trading portfolio consists principally of mortgage-backed securities which at December 31, 2019 were investment grade securities. As of December 31, 2019, the trading portfolio also included $7 million in U.S. Treasury securities and $0.6 million in Puerto Rico government obligations ($6 million and $0.1 million as of December 31, 2018, respectively). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $ 994 thousand for the year ended December 31, 2019 and a net trading account loss of $208 thousand for the year ended December 31, 2018.

Table 16 - Trading Portfolio
	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$28,556	5.28%	$27,257	5.49%
U.S. Treasury securities	7,083	1.22	6,278	2.13
Collateralized mortgage obligations	606	5.72	659	5.62
Puerto Rico government obligations	633	2.60	134	0.26
Interest-only strips	440	12.05	484	12.05
Other	3,003	2.79	2,975	3.54
Total	$40,321	4.42%	$37,787	4.85%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.2 million for the last week in December 31, 2019. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

Derivatives

Derivatives may be used by the Corporation as part of its overall interest rate risk management strategy to minimize significant unexpected fluctuations in earnings and cash flows that are caused by fluctuations in interest rates. Derivative instruments that the Corporation may use include, among others, interest rate swaps, caps, floors, indexed options, and forward contracts. The Corporation does not use highly leveraged derivative instruments in its interest rate risk management strategy. The Corporation enters into interest rate swaps, interest rate caps and foreign exchange contracts for the benefit of commercial customers. Credit risk embedded in these transactions is reduced by requiring appropriate collateral from counterparties and entering into netting agreements whenever possible. All outstanding derivatives are recognized in the Corporation’s consolidated statement of condition at their fair value. Refer to Note 28 to the consolidated financial statements for further information on the Corporation’s involvement in derivative instruments and hedging activities.

The Corporation’s derivative activities are entered primarily to offset the impact of market volatility on the economic value of assets or liabilities. The net effect on the market value of potential changes in interest rates of derivatives and other financial instruments is analyzed. The effectiveness of these hedges is monitored to ascertain that the Corporation is reducing market risk as expected. Derivative transactions are generally executed with instruments with a high correlation to the hedged asset or liability. The underlying index or instrument of the derivatives used by the Corporation is selected based on its similarity to the asset or liability being hedged. As a result of interest rate fluctuations, fixed and variable interest rate hedged assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Corporation’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Management will assess if circumstances warrant liquidating or replacing the derivatives position in the hypothetical event that high correlation is reduced. Based on the Corporation’s derivative instruments outstanding at December 31, 2019, it is not anticipated that such a scenario would have a material impact on the Corporation’s financial condition or results of operations.

Certain derivative contracts also present credit risk and liquidity risk because the counterparties may not comply with the terms of the contract, or the collateral obtained might be illiquid or become so. The Corporation controls credit risk through approvals, limits and monitoring procedures, and through master netting and collateral agreements whenever possible. Further, as applicable under the terms of the master agreements, the Corporation may obtain collateral, where appropriate, to reduce credit risk. The credit risk attributed to the counterparty’s nonperformance risk is incorporated in the fair value of the derivatives. Additionally, as required by the fair value measurements guidance, the fair value of the Corporation’s own credit standing is considered in the fair value of the derivative liabilities. For information on the gain (loss) resulting from the inclusion of the credit risk in the fair value of the derivatives, refer to Note 28 to the consolidated financial statements.

The Corporation performs appropriate due diligence and monitors the financial condition of counterparties that represent a significant volume of credit exposure. Additionally, the Corporation has exposure limits to prevent any undue funding exposure.

Cash Flow Hedges

The Corporation manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives designated as cash flow hedges and that are linked to specified hedged assets and liabilities. The cash flow hedges relate to forward contracts or TBA mortgage-backed securities that are sold and bought for future settlement to hedge mortgage-backed securities and loans prior to securitization. The seller agrees to deliver on a specified future date a specified instrument at a specified price or yield. These securities are hedging a forecasted transaction and are designated for cash flow hedge accounting. The notional amount of derivatives designated as cash flow hedges at December 31, 2019 amounted to $ 98 million (2018 - $ 90 million).

Refer to Note 28 to the consolidated financial statements for additional quantitative information on these derivative contracts.

Fair Value Hedges

The Corporation did not have any derivatives designated as fair value hedges during the years ended December 31, 2019 and 2018.

Trading and Non-Hedging Derivative Activities

The Corporation enters into derivative positions based on market expectations or to benefit from price differentials between financial instruments and markets mostly to economically hedge a related asset or liability. The Corporation also enters into various derivatives to provide these types of derivative products to customers. These free-standing derivatives are carried at fair value with changes in fair value recorded as part of the results of operations for the period.

Following is a description of the most significant of the Corporation’s derivative activities that are not designated for hedge accounting. Refer to Note 28 to the consolidated financial statements for additional quantitative and qualitative information on these derivative instruments.

The Corporation has over-the-counter option contracts which are utilized in order to limit the Corporation’s exposure on customer deposits whose returns are tied to the S&P 500 or to certain other equity securities or commodity indexes. The Corporation offers certificates of deposit with returns linked to these indexes to its retail customers, principally in connection with individual retirement accounts (IRAs), and certificates of deposit. At December 31, 2019, these deposits amounted to $ 67 million (2018 - $ 63 million), or less than 1% (2018 – less than 1%) of the Corporation’s total deposits. In these certificates, the customer’s principal is guaranteed by the Corporation and insured by the FDIC to the maximum extent permitted by law. The instruments pay a return based on the increase of these indexes, as applicable, during the term of the instrument. Accordingly, this product gives customers the opportunity to invest in a product that protects the principal invested but allows the customer the potential to earn a return based on the performance of the indexes.

The risk of issuing certificates of deposit with returns tied to the applicable indexes is economically hedged by the Corporation. Indexed options are purchased from financial institutions with strong credit standings, whose return is designed to match the return payable on the certificates of deposit issued. By hedging the risk in this manner, the effective cost of these deposits is fixed. The contracts have a maturity and an index equal to the terms of the pool of retail deposits that they are economically hedging.

The purchased option contracts are initially accounted for at cost (i.e., amount of premium paid) and recorded as a derivative asset. The derivative asset is marked-to-market on a quarterly basis with changes in fair value charged to earnings. The deposits are hybrid instruments containing embedded options that must be bifurcated in accordance with the derivatives and hedging activities guidance. The initial value of the embedded option (component of the deposit contract that pays a return based on changes in the applicable indexes) is bifurcated from the related certificate of deposit and is initially recorded as a derivative liability and a corresponding discount on the certificate of deposit is recorded. Subsequently, the discount on the deposit is accreted and included as part of interest expense while the bifurcated option is marked-to-market with changes in fair value charged to earnings.

The purchased indexed options are used to economically hedge the bifurcated embedded option. These option contracts do not qualify for hedge accounting, and therefore, cannot be designated as accounting hedges. At December 31, 2019, the notional amount of the indexed options on deposits approximated $ 69 million (2018 - $ 69 million) with a fair value of $ 18 million (asset) (2018 - $ 13 million) while the embedded options had a notional value of $ 67 million (2018 - $ 63 million) with a fair value of $ 16 million (liability) (2018 - $ 11 million).

Refer to Note 28 to the consolidated financial statements for a description of other non-hedging derivative activities utilized by the Corporation during 2019 and 2018.

Foreign Exchange

The Corporation holds an interest in BHD León in the Dominican Republic, which is an investment accounted for under the equity method. The Corporation’s carrying value of the equity interest in BHD León approximated $151.6 million at December 31, 2019. This business is conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly-inflationary environments in which the effects would be included in the consolidated statements of operations. At December 31, 2019, the Corporation had approximately $ 57 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with an unfavorable adjustment of $ 50 million at December 31, 2018 and $ 43 million at December 31, 2017.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 84% of the Corporation’s total assets at December 31, 2019 and 83% at December 31, 2018. The ratio of total ending loans to deposits was 63% at December 31, 2019, compared to 67% at December 31, 2018. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion at December 31, 2019 (December 31, 2018 - $1.5 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 19 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

As previously mentioned, during 2019 the Corporation executed actions corresponding to its capital and liquidity strategic plans. These included the $250 million accelerated share repurchase transaction with respect to its common stock and an increase in quarterly common stock dividend from $0.25 per share to $0.30 per share. Refer to additional details of these transactions in the Overview section of this MD&A and Notes 22 - Stockholders Equity and Note 33 - Net Income Per Common Share.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. Note 42 to the Consolidated Financial Statements provides consolidating statements of condition, of operations and of cash flows which separately presents the Corporation’s bank holding companies and its subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Refer to Note 19 to the Consolidated Financial Statements, for additional information of the Corporation’s borrowing facilities available through its banking subsidiaries.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 38.8 billion, or 89% of total deposits, at December 31, 2019, compared with $34.9 billion, or 88% of total deposits, at December 31, 2018. Core deposits financed 80% of the Corporation’s earning assets at December 31, 2019, compared with 79% at December 31, 2018.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at December 31, 2019 is presented in the table that follows:

Table 17 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,113,896
3 to 6 months	289,296
6 to 12 months	783,862
Over 12 months	1,353,903
Total	$4,540,957

Average deposits, including brokered deposits, for the year ended December 31, 2019 represented 94% of average earning assets, compared with 89% for the year ended December 31, 2018. Table 18 summarizes average deposits for the past five years.

Table 18 - Average Total Deposits
	For the years ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Non-interest bearing demand deposits	$8,872,897	$8,790,314	$7,338,455	$6,607,639	$6,146,504
Savings accounts	10,425,345	9,621,162	8,268,969	7,528,057	7,027,238
NOW, money market and other interest bearing demand accounts	15,159,364	12,516,921	9,958,772	7,024,810	5,446,933
Certificates of deposit:
Under $100,000	1,444,078	1,924,723	2,455,073	2,525,448	3,537,307
$100,000 and over	4,563,811	4,371,151	4,127,668	4,240,008	3,755,412
Certificates of deposit	6,007,889	6,295,874	6,582,741	6,765,456	7,292,719
Other time deposits	1,753,301	1,263,150	1,033,585	1,140,048	865,189
Total interest bearing deposits	33,345,899	29,697,107	25,844,067	22,458,371	20,632,079
Total average deposits	$42,218,796	$38,487,421	$33,182,522	$29,066,010	$26,778,583

The Corporation had $ 0.5 billion in brokered deposits at December 31, 2019 and 2018, which financed approximately 1% of its total assets. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

At December 31, 2019, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The principal sources of funding for the bank holding companies (the “BHCs”), which are Popular, Inc. (holding company only) and PNA, include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings.

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

The outstanding balance of notes payable at the BHCs amounted to $680 million at December 31, 2019 and $679 million at December 31, 2018.

The contractual maturities of the BHCs notes payable at December 31, 2019 are presented in Table 19.

Table 19 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	295,307
Later years	384,902
Total	$680,209

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

Dividends

During the year ended December 31, 2019, the Corporation declared quarterly dividends on its outstanding common stock of $0.30 per share, for a year-to-date total of $ 116.0 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $3.7 million. During the year ended December 31, 2019, the BHC’s received dividends amounting to $400 million from BPPR, $8 million in dividends from its non-banking subsidiaries, $2 million in dividends from EVERTEC’s parent company and $13 million in dividends from its investments in BHD Leon.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $5.4 billion at December 31, 2019 and $4.3 billion at December 31, 2018. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at December 31, 2019 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 25 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $66 million at December 31, 2019. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Credit Risk

Geographic and Government Risk

The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 40 to the Consolidated Financial Statements.

Commonwealth of Puerto Rico

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), which faces severe economic and fiscal challenges.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in July 2019, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3% and 4.7%, respectively. The Planning Board’s report also projected an increase in real GNP of approximately 2% and 3.6% in fiscal years 2019 and 2020, respectively, in part due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. The Planning Board’s projections do not account for the economic impact of the recent seismic activity, discussed below. For information regarding the economic projections of the 2019 Commonwealth Fiscal Plan, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Fiscal Crisis

The Commonwealth remains in the midst of a profound fiscal crisis affecting the central government and many of its instrumentalities, public corporations and municipalities. This fiscal crisis has been primarily the result of economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result of the crisis, the Commonwealth and certain of its instrumentalities have been unable to make debt service payments on their outstanding bonds and notes since 2016. The escalating fiscal and economic crisis and imminent widespread defaults prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. The Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through the debt restructuring mechanisms provided by PROMESA.

Recent Seismic Activity

On January 7, 2020, Puerto Rico was stuck by a magnitude 6.4 earthquake, which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. The 6.4 earthquake was preceded by foreshocks and followed by aftershocks. The extent of the damages caused by the recent seismic activity is still unknown and loss estimates vary, but the United States Geological Survey has preliminarily estimated the losses at approximately $100 million. It is still too early to fully assess the impact of the recent seismic activity on the Puerto Rico economy.

PROMESA

PROMESA, among other things, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities and established two mechanisms for the restructuring of the obligations of such entities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. The constitutionality of such appointments, however, is currently being challenged before the U.S. Supreme Court.

In October 2016, the Oversight Board designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. The only Commonwealth government entities that were not subject to such initial designation were the Commonwealth’s municipalities. In May 2019, however, the Oversight Board designated all of the Commonwealth’s municipalities as covered entities. At the Oversight Board’s request, covered entities are required to submit fiscal plans and annual budgets to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are potentially eligible to avail themselves of the debt restructuring processes provided by PROMESA.

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several versions of fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated as of May 9, 2019 (the “2019 Commonwealth Fiscal Plan”). The 2019 Commonwealth Fiscal Plan estimates a 4.7% contraction in real GNP in fiscal year 2018, after accounting for the impact of disaster relief funding and the measures and structural reforms contemplated by the plan. It also projects that disaster relief spending will have a short-term stimulative effect on the economy, which, combined with the estimated effects of the proposed fiscal measures and structural reforms, will result in real GNP growth of approximately 4% and 1.5% in fiscal years 2019 and 2020, respectively. Pursuant to the 2019 Commonwealth Fiscal Plan, the Commonwealth’s population is estimated to steadily decline at rates of approximately 1% to 2% annually through fiscal year 2024. The 2019 Commonwealth Fiscal Plan’s projections do not account for the impact of the recent seismic activity, discussed below.

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

The 2019 Commonwealth Fiscal Plan does not contemplate the restructuring of the debt of the Commonwealth’s municipalities. It does, however, contemplate the gradual reduction and the ultimate elimination of budgetary subsidies provided by the Commonwealth to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Since fiscal year 2017, Commonwealth appropriations to municipalities have been reduced by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). The 2019 Commonwealth Fiscal Plan provides for additional reductions in appropriations to municipalities every fiscal year, holding appropriations constant at $112 million starting in fiscal year 2022, before ultimately phasing out all appropriations in fiscal year 2024.

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

Pending Title III Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico (“ERS”), the Puerto Rico Highways and Transportation Authority, PREPA and the Puerto Rico

Public Buildings Authority (“PBA”). On February 12, 2019, the government completed a restructuring of COFINA’s debts pursuant to a plan of adjustment confirmed by the U.S. District Court. On September 27, 2019, the Oversight Board filed a plan of adjustment for the Commonwealth, ERS and PBA in the pending debt restructuring proceedings under Title III of PROMESA. On February 9, 2020, the Oversight Board announced that it had reached a new agreement with certain bondholders on a new framework for a plan of adjustment. The Oversight Board stated that it intends to file an amended plan of adjustment on or before February 28, 2020. The agreement, which has not yet been confirmed by the court, is not supported by the Governor of Puerto Rico in its current form, and may suffer significant changes before confirmation, provides a preliminary framework for the Commonwealth to exit bankruptcy.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession have been reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. While PROMESA provides a process to address the Commonwealth’s fiscal crisis, the length and complexity of the Title III proceedings for the Commonwealth and various of its instrumentalities and the adjustment measures required by the fiscal plans present significant economic risks. In addition, the measures taken to address the fiscal crisis and those that will have to be taken in the near future will likely affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us and may negatively affect consumer confidence. This, in turn, could result in reductions in consumer spending that may also adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s fiscal and economic challenges, including by consummating an orderly restructuring of its debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At December 31, 2019 and December 31, 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $432 million and $458 million, respectively, which amounts were fully outstanding on such dates. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $391 million consists of loans and $41 million are securities ($413 million and $45 million, respectively, at December 31, 2018). Substantially all of the amount outstanding at December 31, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. On July 1, 2019, the Corporation received principal payments amounting to $22 million from various obligations from Puerto Rico municipalities. At December 31, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 26 – Commitments and Contingencies.

In addition, at December 31, 2019, the Corporation had $350 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $276 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at December 31, 2019, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, she has not exercised this power as of the date hereof. In addition, at December 31, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $21 million of commercial real estate notes issued by government entities, but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

The Corporation may also have direct exposure with regards to avoidance and other causes of action initiated by the Oversight Board on behalf of the Commonwealth or other Title III debtors. For additional information regarding such exposure, refer to Note 26 of the Consolidated Financial Statements.

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

At December 31, 2019, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $71 million, of which $67 million is outstanding (compared to $76 million and $68 million, respectively, at December 31, 2018). Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $17 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $8 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $42 million, $14 million and $12 million, respectively, at December 31, 2018).

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.1 billion of residential mortgages and $66 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at December 31, 2019 (compared to $1.2 billion and $74 million, respectively, at December 31, 2018).

Non-Performing Assets

Non-performing assets (“NPAs”) include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 20.

At December 31, 2019, the Corporation’s credit quality metrics continued to show favorable trends. The credit metrics of our BPPR operations reflected lower non-performing loans (“NPLs”), lower NPL inflows, and lower net charge-offs (“NCO’s”). The U.S. operations continued to reflect solid growth and strong credit quality results. Net charge-offs increase was related to the taxi medallion portfolio, which carrying value was reduced to $19 million at December 31, 2019. The Corporation continues to be attentive to the performance of its portfolios and related credit metrics. The following presents credit quality results for the year ended December 31, 2019.

Total NPAs decreased by $98 million when compared with December 31, 2018. This decrease was primarily driven by lower NPLs in the BPPR segment by $69 million, combined with lower other real estate owned loans (“OREOs”) by $14 million. The decrease in the BPPR’s NPLs was mostly due to lower mortgage and commercial NPLs by $40 million and $36 million, respectively.

At December 31, 2019, NPLs secured by real estate amounted to $406 million in the Puerto Rico operations and $26 million in Popular U.S. These figures were $459 million and $49 million, respectively, at December 31, 2018.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.7 billion at December 31, 2019, of which $1.9 billion was secured with owner occupied properties, compared with $7.8 billion and $2.0 billion, respectively, at December 31, 2018. CRE NPLs amounted to $113 million at December 31, 2019, compared with $129 million at December 31, 2018. The CRE NPL ratios for the BPPR and Popular U.S. segments were 2.88% and 0.07%, respectively, at December 31, 2019, compared with 3.05% and 0.02%, respectively, at December 31, 2018.

In addition to the NPLs included in Table 20, at December 31, 2019, there were $207 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2018 - $153 million).

For the year ended December 31, 2019, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by $169 million, or 36%, when compared to the inflows for the same period in 2018. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $152 million, or 36%, compared to the year ended 2018, mostly driven by lower mortgage and commercial inflows by $99 million and $48 million, respectively.

Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $17 million, or 46%, from the same period in 2018.

Table 20 - Non-Performing Assets
	December 31, 2019		December 31, 2018			December 31, 2017
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Non-accrual loans:
Commercial	$147,255	$3,505	$150,760	$182,950	$1,076	$184,026	$161,226	$3,839	$165,065
Construction	119	26	145	1,788	12,060	13,848	-	-	-
Legacy[1]	-	1,999	1,999	-	2,627	2,627	-	3,039	3,039
Leasing	3,657	-	3,657	3,313	-	3,313	2,974	-	2,974
Mortgage	283,708	11,091	294,799	323,565	11,033	334,598	306,697	14,852	321,549
Consumer	64,461	12,020	76,481	56,482	16,193	72,675	40,543	17,787	58,330
Total non-performing loans held-in-portfolio, excluding covered loans	499,200	28,641	527,841	568,098	42,989	611,087	511,440	39,517	550,957
Other real estate owned ("OREO"), excluding covered OREO	120,011	2,061	122,072	134,063	2,642	136,705	167,253	2,007	169,260
Total non-performing assets, excluding covered assets	$619,211	$30,702	$649,913	$702,161	$45,631	$747,792	$678,693	$41,524	$720,217
Covered loans and OREO[3]	-	-	-	-	-	-	22,948	-	22,948
Total non-performing assets [2]	$619,211	$30,702	$649,913	$702,161	$45,631	$747,792	$701,641	$41,524	$743,165
Accruing loans past-due 90 days or more[4] [5]	$460,133	$-	$460,133	$612,543	$-	$612,543	$1,225,149	$-	$1,225,149
Excluding covered loans:[6]
Non-performing loans to loans held-in-portfolio			1.93%			2.31%			2.27%
Including covered loans:
Non-performing loans to loans held-in-portfolio			1.93%			2.31%			2.23%
Interest lost			$29,469			$35,170			$29,920

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

[2] There were no non-performing loans held-for-sale as of December 31, 2019, 2018 and 2017.

[3] The amount consists of $3 million in non-performing loans accounted for under ASC Subtopic 310-20 and $20 million in covered OREO at December 31, 2017. It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[4] The carrying value of loans accounted for under ASC Subtopic 310-30 that are contractually 90 days or more past due was $153 million at December 31, 2019 (December 31, 2018 - $216 million; December 31, 2017 - $272 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[5] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $103 million at December 31, 2019 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2018 - $134 million; December 31, 2017 - $840 million). These balances include $213 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2019 (December 31, 2018 - $283 million; December 31, 2017 - $178 million). Furthermore, the Corporation has approximately $65 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation's policy to exclude these balances from non-performing assets (December 31, 2018 - $69 million; December 31, 2017 - $58 million).

[6] These asset quality ratios have been adjusted to remove the impact of covered loans. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Table 20 (continued) - Non-Performing Assets
	December 31, 2016		December 31, 2015
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Non-accrual loans:
Commercial	$159,655	$3,693	$163,348	$177,902	$3,914	$181,816
Construction	-	-	-	3,550	-	3,550
Legacy[1]	-	3,337	3,337	-	3,649	3,649
Leasing	3,062	-	3,062	3,009	-	3,009
Mortgage	318,194	11,713	329,907	337,933	13,538	351,471
Consumer	51,597	6,664	58,261	52,440	5,864	58,304
Total non-performing loans held-in-portfolio, excluding covered loans	532,508	25,407	557,915	574,834	26,965	601,799
Non-performing loans held-for-sale[2]	-	-	-	44,696	473	45,169
Other real estate owned ("OREO"), excluding covered OREO	177,412	3,033	180,445	151,439	3,792	155,231
Total non-performing assets, excluding covered assets	$709,920	$28,440	$738,360	$770,969	$31,230	$802,199
Covered loans and OREO[3]	36,044	-	36,044	40,571	-	40,571
Total non-performing assets	$745,964	$28,440	$774,404	$811,540	$31,230	$842,770
Accruing loans past-due 90 days or more[4] [5]	$426,652	$-	$426,652	$446,725	$-	$446,725
Excluding covered loans:[6]
Non-performing loans to loans held-in-portfolio			2.45%			2.69%
Including covered loans:
Non-performing loans to loans held-in-portfolio			2.41%			2.63%
Interest lost			$29,385			$27,644

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

[2] There were no non-performing loans held-for-sale at December 31, 2016. Non-performing loans held-for-sale at December 31, 2015 consist of $45 million in commercial loans and $95 thousand in construction loans.

[3] The amount consists of $4 million in non-performing loans accounted for under ASC Subtopic 310-20 and $32 million in covered OREO at December 31, 2016 (December 31, 2015 - $4 million and $37 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[4] The carrying value of loans accounted for under ASC Subtopic 310-30 that are contractually 90 days or more past due was $282 million at December 31, 2016 (December 31, 2015 - $349 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[5] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $181 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2016 (December 31, 2015 - $164 million). Furthermore, the Corporation has approximately $68 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation's policy to exclude these balances from non-performing assets (December 31, 2015 - $70 million).

[6] These asset quality ratios have been adjusted to remove the impact of covered loans. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Table 21 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$508,303	$26,796	$535,099
Plus:
New non-performing loans	274,135	19,651	293,786
Advances on existing non-performing loans	-	501	501
Less:
Non-performing loans transferred to OREO	(32,481)	(601)	(33,082)
Non-performing loans charged-off	(59,191)	(4,825)	(64,016)
Loans returned to accrual status / loan collections	(254,847)	(14,867)	(269,714)
Non-performing loans sold	(4,837)	(10,034)	(14,871)
Ending balance NPLs[1]	$431,082	$16,621	$447,703
[1]	Includes $2.0 million of NPLs related to the legacy portfolio.

Table 22 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the year ended December 31, 2018
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$467,923	$21,730	$489,653
Plus:
New non-performing loans	424,969	37,197	462,166
Advances on existing non-performing loans	763	178	941
Reclassification from construction loans to commercial loans	3,413	-	3,413
Less:
Non-performing loans transferred to OREO	(30,613)	(686)	(31,299)
Non-performing loans charged-off	(71,283)	(6,211)	(77,494)
Loans returned to accrual status / loan collections	(286,869)	(25,412)	(312,281)
Ending balance NPLs[1]	$508,303	$26,796	$535,099
[1]	Includes $2.6 million of NPLs related to the legacy portfolio.

Table 23 - Activity in Non-Performing Commercial Loans Held-In-Portfolio

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$182,950	$1,076	$184,026
Plus:
New non-performing loans	71,063	7,564	78,627
Advances on existing non-performing loans	-	80	80
Less:
Non-performing loans transferred to OREO	(7,692)	-	(7,692)
Non-performing loans charged-off	(33,562)	(2,074)	(35,636)
Loans returned to accrual status / loan collections	(60,667)	(3,141)	(63,808)
Non-performing loans sold	(4,837)	-	(4,837)
Ending balance - NPLs	$147,255	$3,505	$150,760

Table 24 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the year ended December 31, 2018
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$161,226	$3,839	$165,065
Plus:
New non-performing loans	118,233	4,795	123,028
Advances on existing non-performing loans	647	-	647
Less:
Non-performing loans transferred to OREO	(7,060)	-	(7,060)
Non-performing loans charged-off	(23,208)	(266)	(23,474)
Loans returned to accrual status / loan collections	(66,888)	(7,292)	(74,180)
Ending balance - NPLs	$182,950	$1,076	$184,026

Table 25 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$1,788	$12,060	$13,848
Plus:
Advances on existing non-performing loans	-	215	215
Less:
Non-performing loans charged-off	-	(2,215)	(2,215)
Loans returned to accrual status / loan collections	(1,669)	-	(1,669)
Non-performing loans sold	-	(10,034)	(10,034)
Ending balance - NPLs	$119	$26	$145

Table 26 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the year ended December 31, 2018
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$-	$-	$-
Plus:
New non-performing loans	4,177	17,901	22,078
Advances on existing non-performing loans	116	-	116
Less:
Non-performing loans charged-off	-	(5,806)	(5,806)
Loans returned to accrual status / loan collections	(2,505)	(35)	(2,540)
Ending balance - NPLs	$1,788	$12,060	$13,848

Table 27 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$323,565	$11,033	$334,598
Plus:
New non-performing loans	203,072	11,877	214,949
Advances on existing non-performing loans	-	158	158
Less:
Non-performing loans transferred to OREO	(24,789)	(601)	(25,390)
Non-performing loans charged-off	(25,629)	(539)	(26,168)
Loans returned to accrual status / loan collections	(192,511)	(10,837)	(203,348)
Ending balance - NPLs	$283,708	$11,091	$294,799

Table 28 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the year ended December 31, 2018
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$306,697	$14,852	$321,549
Plus:
New non-performing loans	302,559	13,371	315,930
Advances on existing non-performing loans	-	150	150
Reclassification from covered loans	3,413	-	3,413
Less:
Non-performing loans transferred to OREO	(23,553)	(686)	(24,239)
Non-performing loans charged-off	(48,075)	(152)	(48,227)
Loans returned to accrual status / loan collections	(217,476)	(16,502)	(233,978)
Ending balance - NPLs	$323,565	$11,033	$334,598

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more and delinquencies, as a percentage of their related portfolio category at December 31, 2019 and 2018, are presented below.

Table 29 - Loan Delinquencies

(Dollars in thousands)	2019			2018
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$231,692	$12,312,751	1.88%	$406,442	$12,043,019	3.37%
Construction	1,700	831,092	0.20	13,848	779,449	1.78
Legacy	2,056	22,105	9.30	3,267	25,949	12.59
Leasing	18,724	1,059,507	1.77	12,803	934,773	1.37
Mortgage	1,299,443	7,183,532	18.09	1,474,923	7,235,258	20.39
Consumer	249,987	5,997,886	4.17	196,325	5,489,441	3.58
Loans held-for-sale	-	59,203	-	173	51,422	0.34
Total	$1,803,602	$27,466,076	6.57%	$2,107,781	$26,559,311	7.94%

Allowance for Loan and Lease Losses (“ALLL”)

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to Note 2 to the Consolidated Financial Statements included in this Form 10-K for a description of the Corporation’s allowance for loans losses methodology.

At December 31, 2019, the ALLL amounted to $478 million, a decrease of $92 million, when compared with December 31, 2018. The BPPR ALLL decreased by $75 million, mostly due to commercial charge-offs taken during the year on previously reserved loans, continued improvements in the credit loss trends of the mortgage portfolio, and a $8.2 million reserve release from a $40 million loan relationship, in the ASC 310-30 portfolio, sold during the third quarter of 2019. These positive variances were partially offset by higher reserves for the auto loans portfolio. The Popular U.S. segment decreased by $17 million to $45 million, when compared to December 31, 2018, mostly related to charge-offs from the taxi medallion portfolio, which carrying value amounted to $19 million at December 31, 2019. The provision for loan losses for the year ended December 31, 2019 amounted to $165.8 million, decreasing by $62.3 million from the same period in the prior year. Refer to the Provision for Loan Losses section of this MD&A for additional information.

Preliminary impact estimate of the adoption of FASB Accounting Standards Updates (“ASUs”), Financial Instruments – Credit Losses (Topic 326)

Refer to Note 3 to the Consolidated Financial Statements included in this Form 10-K for an update on the Corporation’s implementation efforts for the current expected credit loss model (“CECL”), pursuant to FASB ASU Financial Instruments – Credit Losses (Topic 326).

The following table presents net charge-offs to average loans held-in-portfolio (“HIP”) ratios by loan category for the years ended December 31, 2019, 2018 and 2017:

Table 30 - Net Charge-Offs (Recoveries) to Average Loans HIP (Non-covered loans)

	December 31, 2019			December 31, 2018			December 31, 2017
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.48%	0.65%	0.54%	0.91%	0.44%	0.73%	0.31%	0.88%	0.51%
Construction	(2.82)	0.32	(0.11)	(1.54)	0.71	0.49	(2.88)	-	(0.32)
Leasing	0.94	-	0.94	0.70	-	0.70	0.91	-	0.91
Legacy	-	(5.85)	(5.85)	-	(6.89)	(6.89)	-	(4.30)	(4.30)
Mortgage	0.67	0.05	0.59	1.05	(0.05)	0.93	1.30	0.03	1.15
Consumer	2.42	3.27	2.49	2.64	3.68	2.74	2.77	3.17	2.82
Total	1.06%	0.68%	0.96%	1.31%	0.61%	1.13%	1.13%	0.82%	1.05%

NCOs for the year ended December 31, 2019 amounted to $257.4 million, decreasing by $24.7 million when compared to the same period in 2018. The BPPR segment decreased by $32.1 million mainly driven by lower commercial and mortgage NCOs by $31.2 million and $24.8 million, respectively. This decrease was offset by higher consumer NCOs by $22.4 million, mostly related to auto loans mainly due the seasoning of the Reliable acquired portfolio and revisions to the auto loans charge-off policy.

Table 31 - Composition of ALLL
December 31, 2019
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Specific ALLL	$20,533	$6	$-	$61	$42,804	$21,822	$85,226
Impaired loans	$399,549	$119	$-	$507	$531,855	$100,791	$1,032,821
Specific ALLL to impaired loans	5.14%	5.04%	-%	12.03%	8.05%	21.65%	8.25%
General ALLL	$126,519	$4,772	$630	$10,707	$78,304	$171,550	$392,482
Loans held-in-portfolio, excluding impaired loans	$11,913,202	$830,973	$22,105	$1,059,000	$6,651,677	$5,897,095	$26,374,052
General ALLL to loans held-in-portfolio, excluding impaired loans	1.06%	0.57%	2.85%	1.01%	1.18%	2.91%	1.49%
Total ALLL	$147,052	$4,778	$630	$10,768	$121,108	$193,372	$477,708
Total non-covered loans held-in-portfolio	$12,312,751	$831,092	$22,105	$1,059,507	$7,183,532	$5,997,886	$27,406,873
ALLL to loans held-in-portfolio	1.19%	0.57%	2.85%	1.02%	1.69%	3.22%	1.74%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 32 - Composition of ALLL
December 31, 2018
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Specific ALLL	$52,190	$56	$-	$320	$41,211	$25,893	$119,670
Impaired loans	$398,518	$13,848	$-	$1,099	$518,888	$112,742	$1,045,095
Specific ALLL to impaired loans	13.10%	0.40%	-%	29.12%	7.94%	22.97%	11.45%
General ALLL	$186,925	$7,368	$969	$11,166	$106,201	$137,049	$449,678
Loans held-in-portfolio, excluding impaired loans	$11,644,501	$765,601	$25,949	$933,674	$6,716,370	$5,376,699	$25,462,794
General ALLL to loans held-in-portfolio, excluding impaired loans	1.61%	0.96%	3.73%	1.20%	1.58%	2.55%	1.77%
Total ALLL	$239,115	$7,424	$969	$11,486	$147,412	$162,942	$569,348
Total non-covered loans held-in-portfolio	$12,043,019	$779,449	$25,949	$934,773	$7,235,258	$5,489,441	$26,507,889
ALLL to loans held-in-portfolio	1.99%	0.95%	3.73%	1.23%	2.04%	2.97%	2.15%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 33 details the breakdown of the allowance for loan losses by loan categories. The breakdown is made for analytical purposes, and it is not necessarily indicative of the categories in which future loan losses may occur.

Table 33 - Allocation of the Allowance for Loan Losses
At December 31,
	2019		2018		2017		2016		2015
		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
(Dollars in millions)	ALLL	total loans	ALLL	total loans	ALLL	total loans	ALLL	total loans	ALLL	total loans
Commercial	$147.0	44.9%	$239.1	45.5%	$215.7	47.3%	$202.7	47.4%	$196.8	45.2%
Construction	4.8	3.0	7.4	2.9	8.4	3.6	9.5	3.4	8.9	3.0
Legacy	0.6	0.1	1.0	0.1	0.8	0.2	1.3	0.2	2.7	0.3
Leasing	10.8	3.9	11.5	3.5	12.0	3.3	7.7	3.1	11.0	2.8
Mortgage	121.1	26.2	147.4	27.3	163.6	29.9	147.9	29.4	133.3	31.5
Consumer	193.4	21.9	162.9	20.7	189.7	15.7	141.2	16.5	150.2	17.2
Total[1]	$477.7	100.0%	$569.3	100.0%	$590.2	100.0%	$510.3	100.0%	$502.9	100.0%
[1] Note: For purposes of this table the term loans refers to loans held-in-portfolio excluding covered loans and held-for-sale.

Troubled debt restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.6 billion at December 31, 2019, increasing by $72 million, or approximately 4.74%, from December 31, 2018, mainly driven by higher TDRs in the BPPR segment by $70 million. The increase in BPPR was mostly related to higher mortgage TDRs by $97 million, of which $82 million were government guaranteed loans, partially offset by decreases of $13 million and $11 million in the BPPR consumer and commercial TDRs, respectively. TDRs in accruing status increased by $103 million from December 31, 2018, mostly related to BPPR mortgage TDRs, while non-accruing TDRs decreased by $31 million.

Refer to Note 9 to the Consolidated Financial Statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

The following tables present the approximate amount and percentage of commercial impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at December 31, 2019 and December 31, 2018.

Appraisals may be adjusted due to their age and the type, location and condition of the property, area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the impairment measurement date. Refer to the Allowance for Loan Losses section of Note 2, “Summary of significant accounting policies" for additional information.

Table 34 - Impaired Loans With Appraisals Dated 1 Year Or Older

December 31, 2019
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	131	$340,762	15%
[1] Based on outstanding balance of total impaired loans.

December 31, 2018
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	110	$335,044	3%
Construction	1	1,788	-
[1] Based on outstanding balance of total impaired loans.

Enterprise Risk and Operational Risk Management

The ERM & Market Risk Unit within the Financial and Operational Risk Management Division (the “FORM Division”) is responsible, in coordination with the Chief Risk Officer, for overseeing the implementation of the Enterprise Risk Management (ERM) framework, as well as developing and overseeing the implementation of risk programs and reporting that facilitate a broad integrated view of risks. The ERM & Market Risk Unit also leads the ongoing development of a strong risk management culture and the framework that support effective risk governance. For new products and services, the unit has put in place processes to ensure that an appropriate standard readiness assessment is performed before launching a new product or initiative. Similar procedures are followed with the Treasury Division for transactions involving the purchase and sale of assets, and by the Mergers and Acquisitions Division for acquisition transactions.

Operational risk can manifest itself in various ways, including errors, fraud, cyber attacks, business interruptions, inappropriate behavior of employees, and failure to perform in a timely manner, among others. These events can potentially result in financial losses and other damages to the Corporation, including reputational harm. The successful management of operational risk is particularly important to a diversified financial services company like Popular because of the nature, volume and complexity of its various businesses.

To monitor and control operational risk and mitigate related losses, the Corporation maintains a system of comprehensive policies and controls. The Corporation’s Operational Risk Committee (ORCO) and the Cyber Security Committee which are composed of senior level representatives from the business lines and corporate functions, provide executive oversight to facilitate consistency of effective policies, best practices, controls and monitoring tools for managing and assessing all types of operational risks across the Corporation. The FORM Division, within the Corporation’s Risk Management Group, serves as ORCO’s operating arm and is responsible for establishing baseline processes to measure, monitor, limit and manage operational risk. In addition, the Auditing Division provides oversight about policy compliance and ensures adequate attention is paid to correct the identified issues.

Effective May 2018, the Corporation created the Corporate Security Group (“CSG”), under the direction of the Chief Security Officer (“CSO”). The CSG now leads all efforts pertaining to cybersecurity, enterprise fraud, and data privacy; including developing strategies and oversight processes with policies and programs that mitigate compliance, operational, strategic, financial and reputational risks associated with the safeguarding of the Corporation’s and our customers’ data and assets. The CSG also leads the Cyber Security Committee.

Operational risks fall into two major categories: business specific and corporate-wide affecting all business lines. The primary responsibility for the day-to-day management of business specific risks relies on business unit managers. Accordingly, business unit managers are responsible for ensuring that appropriate risk containment measures, including corporate-wide or business segment specific policies and procedures, controls and monitoring tools, are in place to minimize risk occurrence and loss exposures. Examples of these include personnel management practices, data reconciliation processes, transaction processing monitoring and analysis and contingency plans for systems interruptions. To manage corporate-wide risks, specialized functions, such as Legal, Cyber Security, Business Continuity, Outsourcing Risk Management, Finance and Compliance, among others, assist the business units in the development and implementation of risk management practices specific to the needs of the individual businesses.

Operational risk management plays a different role in each category. For business specific risks, the FORM Division works with the segments to ensure consistency in policies, processes, and assessments. With respect to corporate-wide risks, such as cyber and information security, business continuity and outsourcing risk management, legal and compliance, the risks are assessed, and a consolidated corporate view is developed and communicated to the business level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. We continually monitor the system of internal controls, data processing systems, and corporate-wide processes and procedures to manage operational risk at appropriate, cost-effective levels. An additional level of review is applied to current and potential regulation and its impact on business processes, to ensure that appropriate controls are put in place to address regulatory requirements.

Today’s threats to customer information and information systems are complex, more wide spread, continually emerging, and increasing at a rapid pace. The Corporation continuously monitors these threats and, to date, we have not experienced any material losses as a result of cyber attacks.

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

No adjustments are reflected for the year ended December 31, 2019. The following table describes adjustments to net income for the year ended 2018.

Table 35 - Adjusted Net Income for the Year Ended December 31, 2018 (Non-GAAP)

(In thousands)	Pre-tax	Income tax effect	Impact on net income
U.S. GAAP Net income			$618,158
Non-GAAP Adjustments:
Termination of FDIC Shared-Loss Agreements[1]	$(94,633)	$45,059	(49,574)
Tax Closing Agreement[2]	-	(108,946)	(108,946)
Impact of Law Act No.257[3]	-	27,686	27,686
Adjusted net income (Non-GAAP)			$487,324

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

[2]Represents the impact of the Termination Agreement on income taxes. In June 2012, the Corporation entered into a Tax Closing Agreement with the Puerto Rico Department of the Treasury to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. Based on the provisions of this Tax Closing Agreement, the Corporation recognized a net income tax benefit of $108.9 million during the second quarter of 2018. Refer to Note 38- Income Taxes for additional information.

[3]On December 10, 2018, the Governor of Puerto Rico signed into law Act No.257 of 2018, which amended the Puerto Rico Internal Revenue Code, to among other things, reduce the Puerto Rico corporate tax rate from 39% to 37.5%. The resulting adjustments reduced the DTA related to the Corporation's P.R. operations as a result of a lower realizable benefit at the lower tax rate. Refer to Note 38- Income Taxes for additional information.

Statistical Summary 2015-2019

Statements of Financial Condition

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Assets:
Cash and due from banks	$388,311	$394,035	$402,857	$362,394	$363,674
Money market investments:
Securities purchased under agreements to resell	-	-	-	23,637	96,338
Time deposits with other banks	3,262,286	4,171,048	5,255,119	2,866,580	2,083,754
Total money market investments	3,262,286	4,171,048	5,255,119	2,890,217	2,180,092
Trading account debt securities, at fair value	40,321	37,787	33,926	52,034	64,527
Debt securities available-for-sale, at fair value	17,648,473	13,300,184	10,176,923	8,207,684	6,060,594
Debt securities held-to-maturity, at amortized cost	97,662	101,575	107,019	111,299	114,101
Equity securities	159,887	155,584	165,103	164,513	168,580
Loans held-for-sale, at lower of cost or fair value	59,203	51,422	132,395	88,821	137,000
Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	27,587,856	26,663,713	24,423,427	22,895,172	22,453,813
Loans covered under loss-sharing agreements with the FDIC	-	-	517,274	572,878	646,115
Less – Unearned income	180,983	155,824	130,633	121,425	107,698
Allowance for loan losses	477,708	569,348	623,426	540,651	537,111
Total loans held-in-portfolio, net	26,929,165	25,938,541	24,186,642	22,805,974	22,455,119
FDIC loss-share asset	-	-	45,192	69,334	310,221
Premises and equipment, net	556,650	569,808	547,142	543,981	502,611
Other real estate not covered under loss-sharing agreements with the FDIC	122,072	136,705	169,260	180,445	155,231
Other real estate covered under loss-sharing agreements with the FDIC	-	-	19,595	32,128	36,685
Accrued income receivable	180,871	166,022	213,844	138,042	124,234
Mortgage servicing assets, at fair value	150,906	169,777	168,031	196,889	211,405
Other assets	1,819,615	1,714,134	1,991,323	2,145,510	2,193,162
Goodwill	671,122	671,122	627,294	627,294	626,388
Other intangible assets	28,780	26,833	35,672	45,050	58,109
Total assets	$52,115,324	$47,604,577	$44,277,337	$38,661,609	$35,761,733
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$9,160,173	$9,149,036	$8,490,945	$6,980,443	$6,401,515
Interest bearing	34,598,433	30,561,003	26,962,563	23,515,781	20,808,208
Total deposits	43,758,606	39,710,039	35,453,508	30,496,224	27,209,723
Federal funds purchased and assets sold under agreements to repurchase	193,378	281,529	390,921	479,425	762,145
Other short-term borrowings	-	42	96,208	1,200	1,200
Notes payable	1,101,608	1,256,102	1,536,356	1,574,852	1,662,508
Other liabilities	1,044,953	921,808	1,696,439	911,951	1,019,018
Liabilities from discontinued operations		-	-	-	1,815
Total liabilities	46,098,545	42,169,520	39,173,432	33,463,652	30,656,409
Stockholders’ equity:
Preferred stock	50,160	50,160	50,160	50,160	50,160
Common stock	1,044	1,043	1,042	1,040	1,038
Surplus	4,447,412	4,365,606	4,298,503	4,255,022	4,229,156
Retained earnings	2,147,915	1,651,731	1,194,994	1,220,307	1,087,957
Treasury stock – at cost	(459,814)	(205,509)	(90,142)	(8,286)	(6,101)
Accumulated other comprehensive loss, net of tax	(169,938)	(427,974)	(350,652)	(320,286)	(256,886)
Total stockholders’ equity	6,016,779	5,435,057	5,103,905	5,197,957	5,105,324
Total liabilities and stockholders’ equity	$52,115,324	$47,604,577	$44,277,337	$38,661,609	$35,761,733

Statistical Summary 2015-2019

Statements of Operations

	For the years ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Interest income:
Loans	$1,802,968	$1,645,736	$1,478,765	$1,459,720	$1,458,706
Money market investments	89,823	111,288	51,495	16,428	7,243
Investment securities	368,002	264,824	195,684	158,425	137,065
Total interest income	2,260,793	2,021,848	1,725,944	1,634,573	1,603,014
Less - Interest expense	369,099	286,971	223,980	212,518	194,031
Net interest income	1,891,694	1,734,877	1,501,964	1,422,055	1,408,983
Provision for loan losses - non-covered loans	165,779	226,342	319,682	171,126	217,458
Provision (reversal) for loan losses - covered loans	-	1,730	5,742	(1,110)	24,020
Net interest income after provision for loan losses	1,725,915	1,506,805	1,176,540	1,252,039	1,167,505
Mortgage banking activities	32,093	52,802	25,496	56,538	81,802
Net (loss) gain on sale of debt securities	(20)	-	83	38	141
Other-than-temporary impairment losses on debt securities	-	-	(8,299)	(209)	(14,445)
Net gain (loss), including impairment on equity securities	2,506	(2,081)	251	1,924	-
Trading profit (loss) on trading account debt securities	994	(208)	(817)	(785)	(4,723)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	-	33	(420)	8,245	542
Indemnity reserves on loans sold expense	(343)	(12,959)	(22,377)	(17,285)	(18,628)
FDIC loss-share income (expense)	-	94,725	(10,066)	(207,779)	20,062
Other non-interest income	534,653	520,182	435,316	457,249	454,790
Total non-interest income	569,883	652,494	419,167	297,936	519,541
Operating expenses:
Personnel costs	590,625	562,988	476,762	477,395	470,203
All other operating expenses	886,857	858,574	780,434	778,240	818,018
Total operating expenses	1,477,482	1,421,562	1,257,196	1,255,635	1,288,221
Income from continuing operations, before income tax	818,316	737,737	338,511	294,340	398,825
Income tax expense (benefit)	147,181	119,579	230,830	78,784	(495,172)
Income from continuing operations	$671,135	$618,158	$107,681	$215,556	$893,997
Income from discontinued operations, net of income tax	-	-	-	1,135	1,347
Net Income	$671,135	$618,158	$107,681	$216,691	$895,344
Net Income Applicable to Common Stock	$667,412	$614,435	$103,958	$212,968	$891,621

Statistical Summary 2015-2019

Average Balance Sheet and Summary of Net Interest Income

On a Taxable Equivalent Basis*
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Money market investments	$4,166,293	$89,824	2.16%	$5,943,442	$111,289	1.87%	$4,480,651	$51,496	1.15%
U.S. Treasury securities	9,823,518	302,025	3.07	6,189,239	168,885	2.73	2,969,635	49,916	1.68
Obligations of U.S. Government
sponsored entities	234,553	5,911	2.52	515,870	10,664	2.07	667,140	13,593	2.04
Obligations of Puerto Rico, States
and political subdivisions	93,313	6,394	6.85	96,801	6,816	7.04	111,455	7,409	6.65
Collateralized mortgage obligations and
mortgage-backed securities	5,582,051	178,964	3.21	5,216,728	168,565	3.23	5,667,586	182,485	3.22
Other	171,223	8,487	4.96	174,095	9,432	5.42	185,672	9,290	5.00
Total investment securities	15,904,658	501,781	3.15	12,192,733	364,362	2.99	9,601,488	262,693	2.74
Trading account securities	67,596	5,103	7.55	76,461	5,772	7.55	75,111	5,728	7.63
Loans (net of unearned income)	26,806,368	1,850,894	6.90	25,062,730	1,681,540	6.71	23,511,293	1,515,092	6.44
Total interest earning assets/Interest income	$46,944,915	$2,447,602	5.21%	$43,275,366	$2,162,963	5.00%	$37,668,543	$1,835,009	4.87%
Total non-interest earning assets	3,396,912			3,364,492			3,735,596
Total assets from continuing operations	$50,341,827			$46,639,858			$41,404,139
Total assets from discontinued operations	-	-	-	-	-	-	-	-	-
Total assets	$50,341,827			$46,639,858			$41,404,139
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Savings, NOW, money market and other
interest bearing demand accounts	$25,575,455	$192,200	0.75%	$22,127,223	$112,543	0.51%	$18,218,583	$57,714	0.32%
Time deposits	7,770,430	112,658	1.45	7,569,884	91,722	1.21	7,625,484	84,150	1.10
Short-term borrowings	231,268	6,099	2.64	358,418	7,210	2.01	452,205	5,725	1.27
Notes payable	1,194,119	58,142	4.77	1,520,812	75,496	4.96	1,548,635	76,392	4.93

Total interest bearing liabilities/Interest expense	34,771,272	369,099	1.06	31,576,337	286,971	0.91	27,844,907	223,981	0.80
Total non-interest bearing liabilities	9,857,038			9,621,378			8,214,703
Total liabilities from continuing operations	44,628,310			41,197,715			36,059,610
Total liabilities from discontinued operations	-	-	-	-	-	-	-	-	-
Total liabilities	44,628,310			41,197,715			36,059,610
Stockholders' equity	5,713,517			5,442,143			5,344,529
Total liabilities and stockholders' equity	$50,341,827			$46,639,858			$41,404,139
Net interest income on a taxable equivalent basis		$2,078,503			$1,875,992			$1,611,028
Cost of funding earning assets			0.78%			0.66%			0.59%
Net interest margin			4.43%			4.34%			4.28%
Effect of the taxable equivalent adjustment		186,809			141,116			109,065
Net interest income per books		$1,891,694			$1,734,876			$1,501,963

* Shows the effect of the tax exempt status of some loans and investments on their yield, using the applicable statutory income tax rates. The computation considers the interest expense disallowance required by the Puerto Rico Internal Revenue Code. This adjustment is shown in order to compare the yields of the tax exempt and taxable assets on a taxable basis.

Note: Average loan balances include the average balance of non-accruing loans. No interest income is recognized for these loans in accordance with the Corporation’s policy.

Statistical Summary 2015-2019

Average Balance Sheet and Summary of Net Interest Income

On a Taxable Equivalent Basis
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Money market investments	$3,103,390	$16,428	0.53%	$2,382,045	$7,243	0.30%
U.S. Treasury securities	1,567,364	21,835	1.39	921,249	13,559	1.47
Obligations of U.S. Government sponsored entities	810,568	15,743	1.94	1,278,469	21,962	1.72
Obligations of Puerto Rico, States and political
subdivisions	127,694	8,496	6.65	159,110	11,776	7.40
Collateralized mortgage obligations and mortgage-
backed securities	4,735,418	147,097	3.11	3,275,702	105,562	3.22
Other	188,145	8,944	4.75	188,849	9,758	5.17
Total investment securities	7,429,189	202,115	2.72	5,823,379	162,617	2.79
Trading account securities	118,341	8,083	6.83	200,349	13,067	6.52
Loans (net of unearned income)	23,062,242	1,495,639	6.49	23,045,308	1,503,493	6.52
Total interest earning assets/Interest income	$33,713,162	$1,722,265	5.11%	$31,451,081	$1,686,420	5.36%
Total non-interest earning assets	3,900,580			3,735,224
Total assets from continuing operations	$37,613,742			$35,186,305
Total assets	$37,613,742			$35,186,305
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Savings, NOW, money market and other interest
bearing demand accounts	$14,548,307	$45,550	0.31%	$12,474,170	$36,290	0.29%
Time deposits	7,910,063	82,027	1.04	8,157,908	71,243	0.87
Short-term borrowings	763,496	7,812	1.02	1,028,406	7,512	0.73
Notes payable	1,575,903	77,129	4.89	1,728,928	78,986	4.57

Total interest bearing liabilities/Interest expense	24,797,769	212,518	0.86	23,389,412	194,031	0.83
Total non-interest bearing liabilities	7,535,742			7,089,940
Total liabilities from continuing operations	32,333,511			30,479,352
Total liabilities from discontinued operations	1,754	-	-	2,091	-	-
Total liabilities	32,335,265			30,481,443
Stockholders' equity	5,278,477			4,704,862
Total liabilities and stockholders' equity	$37,613,742			$35,186,305
Net interest income on a taxable equivalent basis		$1,509,747			$1,492,389
Cost of funding earning assets			0.63%			0.62%
Net interest margin			4.48%			4.74%
Effect of the taxable equivalent adjustment		87,692			83,406
Net interest income per books		$1,422,055			$1,408,983

* Shows the effect of the tax exempt status of loans and investments on their yield, using the applicable statutory income tax rates. The computation considers the interest expense disallowance required by the Puerto Rico Internal Revenue Code. This adjustment is shown in order to compare the yield of the tax exempt and taxable assets on a taxable basis.

Note: Average loan balances include the average balance of non-accruing loans. No interest income is recognized for these loans in accordance with the Corporation’s policy.

Statistical Summary 2018-2019

Quarterly Financial Data

	2019				2018
(In thousands, except per	Fourth	Third	Second	First	Fourth	Third	Second	First
common share information)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary of Operations
Interest income	$559,869	$571,976	$570,979	$557,969	$559,555	$528,365	$480,850	$453,078
Interest expense	92,445	94,985	94,663	87,006	83,330	76,896	66,714	60,031
Net interest income	467,424	476,991	476,316	470,963	476,225	451,469	414,136	393,047
Provision for loan losses - non-covered loans	47,224	36,539	40,191	41,825	42,568	54,387	60,054	69,333
Provision for loan losses - covered loans	-	-	-	-	-	-	-	1,730
Mortgage banking activities	13,448	10,492	(1,773)	9,926	19,394	11,269	10,071	12,068
Net loss on sale of debt securities	-	(20)	-	-	-	-	-	-
Net gain (loss), including impairment on equity securities	332	213	528	1,433	(2,039)	370	234	(646)
Net profit (loss) on trading account debt securities	17	295	422	260	91	(122)	21	(198)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	-	33	-	-	-
Adjustments (expense) to indemnity reserves on loans sold	1,321	(3,411)	1,840	(93)	(6,477)	(3,029)	(527)	(2,926)
FDIC loss-share income (expense)	-	-	-	-	-	-	102,752	(8,027)
Other non-interest income	137,297	135,143	137,309	124,904	142,165	142,533	122,258	113,226
Operating expenses	390,572	376,475	363,015	347,420	396,455	365,437	337,668	322,002
Income before income tax	182,043	206,689	211,436	218,148	190,369	182,666	251,223	113,479
Income tax expense (benefit)	15,258	41,370	40,330	50,223	83,966	42,018	(28,560)	22,155
Net income	$166,785	$165,319	$171,106	$167,925	$106,403	$140,648	$279,783	$91,324
Net income applicable to common stock	$165,854	$164,389	$170,175	$166,994	$105,472	$139,718	$278,852	$90,393
Net income per common share - basic	$1.72	$1.71	$1.77	$1.69	$1.06	$1.38	$2.74	$0.89
Net income per common share - diluted	$1.72	$1.70	$1.76	$1.69	$1.05	$1.38	$2.73	$0.89
Dividends declared per common share	$0.30	$0.30	$0.30	$0.30	$0.25	$0.25	$0.25	$0.25
Selected Average Balances
(In millions)
Total assets	$51,974	$50,941	$49,775	$48,627	$47,920	$47,490	$46,851	$44,250
Loans	27,081	26,892	26,733	26,492	26,337	25,591	24,219	24,073
Interest earning assets	48,546	47,506	46,397	45,265	44,615	44,138	43,477	40,821
Deposits	43,785	42,822	41,715	40,527	39,890	39,277	38,663	36,068
Interest bearing liabilities	36,236	35,438	34,295	33,043	32,642	32,267	31,650	29,663
Selected Ratios
Return on average assets	1.27%	1.29%	1.38%	1.40%	0.88%	1.17%	2.40%	0.84%
Return on average common equity	11.27	11.44	12.31	12.17	7.57	10.10	20.84	7.06

Note: Because each reporting period stands on its own the sum of the net income (loss) per common share for the quarters may not equal to the net income (loss) per common share for the year.

Report of Management on Internal Control Over Financial Reporting

The management of Popular, Inc. (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). The Corporation’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Popular, Inc. has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

The Corporation’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, as stated in their report dated March 2, 2020 which appears herein.

Ignacio Alvarez	Carlos J. Vázquez
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Popular, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Popular, Inc. and its subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Corporation’s consolidated financial statements and on the Corporation's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of Popular, Inc.'s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses (“ALLL”) –Qualitative Judgmental Reserves Related to the Puerto Rico Loan Portfolio

As described in Notes 9 and 26 to the consolidated financial statements, the Corporation’s ALLL related to the Puerto Rico loan portfolio was $433 million as of December 31, 2019. Management follows a systematic methodology to establish and evaluate the adequacy of the ALLL to provide for inherent losses in the loan portfolio. As disclosed by management, since the Corporation’s business activities are concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy, which remains in the midst of a fiscal and economic crisis. Management’s ALLL methodology includes qualitative judgmental reserves based on stressed credit quality assumptions to provide for probable losses in the loan portfolios, including the Puerto Rico loan portfolio, not embedded in the historical loss rates.

The principal considerations for our determination that performing procedures relating to the qualitative judgmental reserves related to the Puerto Rico loan portfolio is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in applying procedures relating to the qualitative judgmental reserves due to the significant amount of judgment and estimation necessary by management when determining the ALLL, including the qualitative judgmental reserves; (ii) significant audit effort and significant auditor judgment were necessary to evaluate the audit evidence obtained relating to the reasonableness of the stressed credit quality assumptions used to determine the qualitative judgmental reserves; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s ALLL estimation process, which included controls over management’s determination of the qualitative judgmental reserves related to the Puerto Rico loan portfolio. These procedures also included, among others, testing management’s process for estimating the qualitative judgmental reserves, including testing the completeness and accuracy of data used in the estimate and involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the methodology and the reasonableness of the stressed credit quality assumptions used to determine the qualitative judgmental reserves.

San Juan, Puerto Rico

March 2, 2020

We have served as the Corporation’s auditor since 1971, which includes periods before the Corporation became subject to SEC reporting requirements.

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. LLP-216 Expires Dec. 1, 2022

Stamp E392792 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(In thousands, except share information)	2019	2018
Assets:
Cash and due from banks	$388,311	$394,035
Money market investments:
Time deposits with other banks	3,262,286	4,171,048
Total money market investments	3,262,286	4,171,048
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	598	598
Other trading account debt securities	39,723	37,189
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	202,585	280,502
Other debt securities available-for-sale	17,445,888	13,019,682
Debt securities held-to-maturity, at amortized cost (fair value 2019 - $105,110; 2018 - $102,653)	97,662	101,575
Equity securities (realizable value 2019 -$165,952); (2018 - $159,821)	159,887	155,584
Loans held-for-sale, at lower of cost or fair value	59,203	51,422
Loans held-in-portfolio	27,587,856	26,663,713
Less – Unearned income	180,983	155,824
Allowance for loan losses	477,708	569,348
Total loans held-in-portfolio, net	26,929,165	25,938,541
Premises and equipment, net	556,650	569,808
Other real estate	122,072	136,705
Accrued income receivable	180,871	166,022
Mortgage servicing assets, at fair value	150,906	169,777
Other assets	1,819,615	1,714,134
Goodwill	671,122	671,122
Other intangible assets	28,780	26,833
Total assets	$52,115,324	$47,604,577
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$9,160,173	$9,149,036
Interest bearing	34,598,433	30,561,003
Total deposits	43,758,606	39,710,039
Assets sold under agreements to repurchase	193,378	281,529
Other short-term borrowings	-	42
Notes payable	1,101,608	1,256,102
Other liabilities	1,044,953	921,808
Total liabilities	46,098,545	42,169,520
Commitments and contingencies (Refer to Note 26)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;104,392,222 shares issued (2018 - 104,320,303) and 95,589,629 shares outstanding (2018 - 99,942,845)	1,044	1,043
Surplus	4,447,412	4,365,606
Retained earnings	2,147,915	1,651,731
Treasury stock - at cost, 8,802,593 shares (2018 - 4,377,458)	(459,814)	(205,509)
Accumulated other comprehensive loss, net of tax	(169,938)	(427,974)
Total stockholders’ equity	6,016,779	5,435,057
Total liabilities and stockholders’ equity	$52,115,324	$47,604,577
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share information)	2019	2018	2017
Interest income:
Loans	$1,802,968	$1,645,736	$1,478,765
Money market investments	89,823	111,288	51,495
Investment securities	368,002	264,824	195,684
Total interest income	2,260,793	2,021,848	1,725,944
Interest expense:
Deposits	304,858	204,265	141,864
Short-term borrowings	6,100	7,210	5,724
Long-term debt	58,141	75,496	76,392
Total interest expense	369,099	286,971	223,980
Net interest income	1,891,694	1,734,877	1,501,964
Provision for loan losses - non-covered loans	165,779	226,342	319,682
Provision for loan losses - covered loans	-	1,730	5,742
Net interest income after provision for loan losses	1,725,915	1,506,805	1,176,540
Service charges on deposit accounts	160,933	150,677	153,709
Other service fees	285,206	258,020	217,267
Mortgage banking activities (Refer to Note 11)	32,093	52,802	25,496
Net (loss) gain on sale of debt securities	(20)	-	83
Other-than-temporary impairment losses on debt securities	-	-	(8,299)
Net gain (loss), including impairment on equity securities	2,506	(2,081)	251
Net profit (loss) on trading account debt securities	994	(208)	(817)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	-	33	(420)
Indemnity reserves on loans sold expense	(343)	(12,959)	(22,377)
FDIC loss-share income (expense) (Refer to Note 36)	-	94,725	(10,066)
Other operating income	88,514	111,485	64,340
Total non-interest income	569,883	652,494	419,167
Operating expenses:
Personnel costs	590,625	562,988	476,762
Net occupancy expenses	96,339	88,329	89,194
Equipment expenses	84,215	71,788	65,142
Other taxes	51,653	46,284	43,382
Professional fees	384,411	349,844	292,488
Communications	23,450	23,107	22,466
Business promotion	75,372	65,918	58,445
FDIC deposit insurance	18,179	27,757	26,392
Loss on early extinguishment of debt	-	12,522	-
Other real estate owned (OREO) expenses	4,298	23,338	48,540
Other operating expenses	139,570	140,361	125,007
Amortization of intangibles	9,370	9,326	9,378
Total operating expenses	1,477,482	1,421,562	1,257,196
Income before income tax	818,316	737,737	338,511
Income tax expense	147,181	119,579	230,830
Net Income	$671,135	$618,158	$107,681
Net Income Applicable to Common Stock	$667,412	$614,435	$103,958
Net Income per Common Share – Basic	$6.89	$6.07	$1.02
Net Income per Common Share – Diluted	$6.88	$6.06	$1.02
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2019	2018	2017
Net income	$671,135	$618,158	$107,681
Reclassification to retained earnings due to cumulative effect of accounting change	(50)	(605)	-
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(6,847)	(6,902)	(3,078)
Adjustment of pension and postretirement benefit plans	(21,874)	(15,497)	(8,465)
Amortization of net losses	23,508	21,542	22,428
Amortization of prior service credit	-	(3,470)	(3,800)
Unrealized holding gains (losses) on debt securities arising during the period	286,063	(71,255)	(45,307)
Other-than-temporary impairment included in net income	-	-	8,299
Reclassification adjustment for losses (gains) included in net income	20	-	(83)
Unrealized holding gains on equity securities arising during the period	-	-	151
Reclassification adjustment for gains included in net income	-	-	(251)
Unrealized net (losses) gains on cash flow hedges	(5,741)	536	(1,295)
Reclassification adjustment for net losses (gains) included in net income	3,882	(1,110)	1,888
Other comprehensive income (loss) before tax	278,961	(76,761)	(29,513)
Income tax expense	(20,925)	(561)	(853)
Total other comprehensive income (loss), net of tax	258,036	(77,322)	(30,366)
Comprehensive income, net of tax	$929,171	$540,836	$77,315

Tax effect allocated to each component of other comprehensive income (loss):
	Years ended December 31,
(In thousands)	2019	2018	2017
Adjustment of pension and postretirement benefit plans	$8,203	$6,044	$3,301
Amortization of net losses	(8,817)	(8,401)	(8,744)
Amortization of prior service credit	-	1,354	1,482
Unrealized holding gains (losses) on debt securities arising during the period	(20,113)	219	4,861
Other-than-temporary impairment included in net income	-	-	(1,559)
Reclassification adjustment for losses (gains) included in net income	(4)	-	17
Unrealized holding gains on equity securities arising during the period	-	-	(30)
Reclassification adjustment for gains included in net income	-	-	50
Unrealized net (losses) gains on cash flow hedges	1,302	(210)	505
Reclassification adjustment for net losses (gains) included in net income	(1,496)	433	(736)
Income tax expense	$(20,925)	$(561)	$(853)
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at December 31, 2016	$1,040	$50,160	$4,255,022	$1,220,307	$(8,286)	$(320,286)	5,197,957
Net income				107,681			107,681
Issuance of stock	2		6,945				6,947
Dividends declared:
Common stock[1]				(102,136)			(102,136)
Preferred stock				(3,723)			(3,723)
Common stock purchases			4,518		(81,938)		(77,420)
Common stock reissuance			(13)		82		69
Stock based compensation			4,896				4,896
Other comprehensive loss, net of tax						(30,366)	(30,366)
Transfer to statutory reserve			27,135	(27,135)			-
Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				618,158			618,158
Issuance of stock	1		3,340				3,341
Dividends declared:
Common stock[1]				(101,293)			(101,293)
Preferred stock				(3,723)			(3,723)
Common stock purchases[2]			(86)		(127,379)		(127,465)
Common stock reissuance			351		3,576		3,927
Stock based compensation			5,158		8,436		13,594
Other comprehensive loss, net of tax						(77,322)	(77,322)
Transfer to statutory reserve			58,340	(58,340)			-
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				671,135			671,135
Issuance of stock	1		3,496				3,497
Dividends declared:
Common stock[1]				(116,022)			(116,022)
Preferred stock				(3,723)			(3,723)
Common stock purchases[3]			15,740		(271,752)		(256,012)
Common stock reissuance			374		4,848		5,222
Stock based compensation			2,085		12,599		14,684
Other comprehensive income, net of tax						258,036	258,036
Transfer to statutory reserve			60,111	(60,111)			-
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	6,016,779
[1]	Dividends declared per common share during the year ended December 31, 2019 - $1.20 (2018 - $1.00; 2017 - $1.00).
[2]

During the quarter ended December 31, 2018, the Corporation completed a $125 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 22 for additional information.

[3]

During the quarter ended December 31, 2019, the Corporation completed a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 22 for additional information.

				Years ended December 31,
Disclosure of changes in number of shares:					2019	2018	2017
Preferred Stock:
Balance at beginning and end of year					2,006,391	2,006,391	2,006,391
Common Stock:
Balance at beginning of year					104,320,303	104,238,159	104,058,684
Issuance of stock					71,919	82,144	179,475
Balance at end of year					104,392,222	104,320,303	104,238,159
Treasury stock					(8,802,593)	(4,377,458)	(2,169,178)
Common Stock – Outstanding					95,589,629	99,942,845	102,068,981
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$671,135	$618,158	$107,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165,779	228,072	325,424
Amortization of intangibles	9,370	9,326	9,378
Depreciation and amortization of premises and equipment	58,067	53,300	48,364
Net accretion of discounts and amortization of premiums and deferred fees	(158,070)	(87,154)	(22,310)
Share-based compensation	12,303	10,521	-
Impairment losses on long-lived assets	2,591	272	4,784
Other-than-temporary impairment on debt securities	-	-	8,299
Fair value adjustments on mortgage servicing rights	27,771	8,477	36,519
FDIC loss-share (income) expense	-	(94,725)	10,066
Adjustments to indemnity reserves on loans sold	343	12,959	22,377
Earnings from investments under the equity method, net of dividends or distributions	(28,011)	(24,217)	(18,247)
Deferred income tax expense (benefit)	141,332	(12,320)	207,428
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(6,666)	15,984	4,281
Proceeds from insurance claims	(1,205)	(20,147)	-
Early extinguishment of debt	-	12,522	-
Sale and valuation adjustments of debt securities	20	-	(83)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(15,888)	(9,681)	(16,670)
Sale of foreclosed assets, including write-downs	(21,982)	6,833	21,715
Acquisitions of loans held-for-sale	(223,939)	(232,264)	(244,385)
Proceeds from sale of loans held-for-sale	71,075	66,687	69,464
Net originations on loans held-for-sale	(289,430)	(254,582)	(315,522)
Net decrease (increase) in:
Trading debt securities	460,969	458,447	503,108
Equity securities	(8,032)	(1,622)	(1,269)
Accrued income receivable	(8,369)	49,288	(75,802)
Other assets	(37,847)	264,841	(65,844)
Net (decrease) increase in:
Interest payable	(284)	(9,786)	2,549
Pension and other postretirement benefits obligation	778	4,558	(13,100)
Other liabilities	(116,443)	(226,244)	28,279
Total adjustments	34,232	229,345	528,803
Net cash provided by operating activities	705,367	847,503	636,484
Cash flows from investing activities:
Net decrease (increase) in money market investments	905,558	1,083,515	(2,366,932)
Purchases of investment securities:
Available-for-sale	(18,733,295)	(10,050,165)	(4,139,650)
Equity	(16,300)	(13,068)	(29,672)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	14,650,440	6,946,209	2,023,295
Held-to-maturity	5,913	7,280	6,232
Proceeds from sale of investment securities:
Available-for-sale	99,445	-	14,423
Equity	20,030	24,209	30,250
Net disbursements on loans	(641,029)	(6,665)	(398,676)
Proceeds from sale of loans	110,534	29,669	415
Acquisition of loan portfolios	(619,737)	(601,550)	(535,534)
Payments to acquire other intangibles	(10,382)	-	-
Net payments (to) from FDIC under loss sharing agreements	-	(25,012)	(7,679)
Payments to acquire businesses, net of cash acquired	-	(1,843,333)	-
Return of capital from equity method investments	6,942	4,090	8,194
Acquisition of premises and equipment	(75,665)	(80,549)	(62,697)
Proceeds from insurance claims	1,205	20,147	-

Proceeds from sale of:
Premises and equipment and other productive assets	18,608	9,185	9,753
Foreclosed assets	107,881	105,371	96,540
Net cash used in investing activities	(4,169,852)	(4,390,667)	(5,351,738)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	4,043,955	4,259,651	4,954,105
Assets sold under agreements to repurchase	(88,151)	(109,391)	(88,505)
Other short-term borrowings	(41)	(96,167)	95,008
Payments of notes payable	(210,377)	(755,966)	(95,607)
Principal payments of finance leases	(1,726)	-	-
Payments for debt extinguishment	-	(12,522)	-
Proceeds from issuance of notes payable	75,000	473,819	55,000
Proceeds from issuance of common stock	8,719	7,268	7,016
Dividends paid	(115,810)	(105,441)	(95,910)
Net payments for repurchase of common stock	(250,581)	(125,264)	(75,664)
Payments related to tax withholding for share-based compensation	(5,431)	(2,201)	(1,756)
Net cash provided by financing activities	3,455,557	3,533,786	4,753,687
Net decrease in cash and due from banks, and restricted cash	(8,928)	(9,378)	38,433
Cash and due from banks, and restricted cash at beginning of period	403,251	412,629	374,196
Cash and due from banks, and restricted cash at end of period	$394,323	$403,251	$412,629
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Nature of operations

Popular, Inc. (the “Corporation or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United States (“U.S.”) and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage and commercial banking services, through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the mainland U.S., the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida.

Note 2 – Summary of significant accounting policies

The accounting and financial reporting policies of Popular, Inc. and its subsidiaries (the “Corporation”) conform with accounting principles generally accepted in the United States of America and with prevailing practices within the financial services industry.

The following is a description of the most significant of these policies:

Principles of consolidation

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In accordance with the consolidation guidance for variable interest entities, the Corporation would also consolidate any variable interest entities (“VIEs”) for which it has a controlling financial interest; and therefore, it is the primary beneficiary. Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the Consolidated Statements of Financial Condition.

Unconsolidated investments, in which there is at least 20% ownership and the Corporation exercises significant influence, are generally accounted for by the equity method with earnings recorded in other operating income. These investments are included in other assets and the Corporation’s proportionate share of income or loss is included in other operating income. Those investments in which there is less than 20% ownership, are generally carried under the cost method of accounting, unless significant influence is exercised. Under the cost method, the Corporation recognizes income when dividends are received. Limited partnerships are accounted for by the equity method unless the investor’s interest is so “minor” that the limited partner may have virtually no influence over partnership operating and financial policies.

Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust preferred securities are not consolidated in the Corporation’s Consolidated Financial Statements.

Business combinations

Business combinations are accounted for under the acquisition method. Under this method, assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date are measured at their fair values as of the acquisition date. The acquisition date is the date the acquirer obtains control. Also, assets or liabilities arising from noncontractual contingencies are measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability. Acquisition-related restructuring costs that do not meet certain criteria of exit or disposal activities are expensed as incurred. Transaction costs are expensed as incurred. Changes in income tax valuation allowances for acquired deferred tax assets are recognized in earnings subsequent to the measurement period as an adjustment to income tax expense. Contingent consideration classified as an asset or a liability is remeasured to fair value at each reporting date until the contingency is resolved. The changes in fair value of the contingent consideration are recognized in earnings unless the arrangement is a hedging instrument for which changes are initially recognized in other comprehensive income.

On August 1, 2018, Popular, Inc., through its subsidiary Popular Auto, LLC, acquired and assumed from Reliable Financial Services, Inc. and Reliable Finance Holding Co. (“Reliable”), subsidiaries of Wells Fargo & Company, certain assets and liabilities related to their auto finance business in Puerto Rico (the “Reliable Transaction” or “Transaction”). The Corporation determined that this acquisition constituted a business combination as defined by the Financial Accounting Standards Board (“FASB”) Codification (“ASC”) Topic 805 “Business Combinations”. Refer to Note 4, Business combination, for further details on the Reliable Transaction.

There were no significant business combinations during 2019.

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

Fair value measurements

The Corporation determines the fair values of its financial instruments based on the fair value framework established in the guidance for Fair Value Measurements in ASC Subtopic 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard describes three levels of inputs that may be used to measure fair value which are (1) quoted market prices for identical assets or liabilities in active markets, (2)

observable market-based inputs or unobservable inputs that are corroborated by market data, and (3) unobservable inputs that are not corroborated by market data. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

The guidance in ASC Subtopic 820-10 also addresses measuring fair value in situations where markets are inactive and transactions are not orderly. Transactions or quoted prices for assets and liabilities may not be determinative of fair value when transactions are not orderly, and thus, may require adjustments to estimate fair value. Price quotes based on transactions that are not orderly should be given little, if any, weight in measuring fair value. Price quotes based on transactions that are orderly shall be considered in determining fair value, and the weight given is based on facts and circumstances. If sufficient information is not available to determine if price quotes are based on orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.

Investment securities

Investment securities are classified in four categories and accounted for as follows:

• Debt securities that the Corporation has the intent and ability to hold to maturity are classified as debt securities held-to-maturity and reported at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred. An investment in debt securities is considered impaired if the fair value of the investment is less than its amortized cost. For other-than-temporary impairments, the Corporation assesses if it has both the intent and the ability to hold the security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. An other-than-temporary impairment not related to a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) for a held-to-maturity security is recognized in accumulated other comprehensive loss and amortized over the remaining life of the debt security. The amortized cost basis for a debt security is adjusted by the credit loss amount of other-than-temporary impairments.

• Debt securities classified as trading securities are reported at fair value, with unrealized gains and losses included in non-interest income.

• Debt securities not classified as either held-to-maturity or trading, and which have a readily available fair value, are classified as debt securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, in accumulated other comprehensive income or loss. The specific identification method is used to determine realized gains and losses on debt securities available-for-sale, which are included in net (loss) gain on sale of debt securities in the Consolidated Statements of Operations. Declines in the value of debt securities that are considered other-than-temporary reduce the value of the asset, and the estimated loss is recorded in non-interest income. For debt securities, the Corporation assesses whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security is recognized. In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total impairment related to the credit loss is recognized in the Consolidated Statements of Operations. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. The other-than-temporary impairment analyses for debt securities are performed on a quarterly basis.

• Equity securities that have readily available fair values are reported at fair value. Equity securities that do not have readily available fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock, is included in this category, and their realizable value equals their cost. Unrealized gains and losses of equity securities are included in net gain (loss), including impairment on equity securities in the Consolidated Statements of Operations.

The amortization of premiums is deducted and the accretion of discounts is added to net interest income based on the interest method over the outstanding period of the related securities. Purchases and sales of securities are recognized on a trade date basis.

Derivative financial instruments

All derivatives are recognized on the Statements of Financial Condition at fair value. The Corporation’s policy is not to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.

For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded net of taxes in accumulated other comprehensive income/(loss) and subsequently reclassified to net income (loss) in the same period(s) that the hedged transaction impacts earnings. The ineffective portion of cash flow hedges is immediately recognized in current earnings. For free-standing derivative instruments, changes in fair values are reported in current period earnings.

Prior to entering a hedge transaction, the Corporation formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments to specific assets and liabilities on the Statements of Financial Condition or to specific forecasted transactions or firm commitments along with a formal assessment, at both inception of the hedge and on an ongoing basis, as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. Hedge accounting is discontinued when the derivative instrument is not highly effective as a hedge, a derivative expires, is sold, terminated, when it is unlikely that a forecasted transaction will occur or when it is determined that it is no longer appropriate. When hedge accounting is discontinued the derivative continues to be carried at fair value with changes in fair value included in earnings.

For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.

The fair value of derivative instruments considers the risk of non-performance by the counterparty or the Corporation, as applicable.

The Corporation obtains or pledges collateral in connection with its derivative activities when applicable under the agreement .

Loans

Loans are classified as loans held-in-portfolio when management has the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. The foreseeable future is a management judgment which is determined based upon the type of loan, business strategies, current market conditions, balance sheet management and liquidity needs. Management’s view of the foreseeable future may change based on changes in these conditions. When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from held-in-portfolio into held-for-sale. Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held-for-sale may be reclassified into held-in-portfolio. Loans transferred between loans held-for-sale and held-in-portfolio classifications are recorded at the lower of cost or fair value at the date of transfer.

Purchased loans are accounted at fair value upon acquisition. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

Loans held-for-sale are stated at the lower of cost or fair value, cost being determined based on the outstanding loan balance less unearned income, and fair value determined, generally in the aggregate. Fair value is measured based on current market prices for similar loans, outstanding investor commitments, prices of recent sales or discounted cash flow analyses which utilize inputs and assumptions which are believed to be consistent with market participants’ views. The cost basis also includes consideration of deferred origination fees and costs, which are recognized in earnings at the time of sale. Upon reclassification to held-for-sale, credit related fair value adjustments are recorded as a reduction in the allowance for loan losses (“ALLL”). To the extent that the loan's reduction in value has not already been provided for in the allowance for loan losses, an additional loan loss provision is recorded. Subsequent to reclassification to held-for-sale, the amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income (loss) for the period in which the change occurs.

Loans held-in-portfolio are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method which approximates the interest method over the term of the loan as an adjustment to interest yield.

The past due status of a loan is determined in accordance with its contractual repayment terms. Furthermore, loans are reported as past due when either interest or principal remains unpaid for 30 days or more in accordance with its contractual repayment terms.

Non-accrual loans are those loans on which the accrual of interest is discontinued. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for either on a cash-basis method or on the cost-recovery method. Loans designated as non-accruing are returned to accrual status when the Corporation expects repayment of the remaining contractual principal and interest.

Recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portion of secured loan past due as to principal and interest is charged-off not later than 365 days past due. However, in the case of a collateral dependent loan individually evaluated for impairment, the excess of the recorded investment over the fair value of the collateral (portion deemed uncollectible) is generally promptly charged-off, but in any event, not later than the quarter following the quarter in which such excess was first recognized. Commercial unsecured loans are charged-off no later than 180 days past due. Recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due. The Corporation discontinues the recognition of interest on residential mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) when 15-months delinquent as to principal or interest. The principal repayment on these loans is insured. Recognition of interest income on closed-end consumer loans and home equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Closed-end consumer loans and leases are charged-off when they are 120 days in arrears. Open-end (revolving credit) consumer loans are charged-off when 180 days in arrears. Commercial and consumer overdrafts are generally charged-off no later than 60 days past their due date.

A loan classified as a troubled debt restructuring (“TDR”) is typically in non-accrual status at the time of the modification. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

Lease financing

The Corporation leases passenger and commercial vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in the guidance for leases in ASC Topic 842. Aggregate rentals due over the term of the leases less unearned income are included in finance lease contracts receivable. Unearned income is amortized using a method which results in approximate level rates of return on the principal amounts outstanding. Finance lease origination fees and costs are deferred and amortized over the average life of the lease as an adjustment to the interest yield.

Revenue for other leases is recognized as it becomes due under the terms of the agreement.

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

Loans accounted for under ASC Subtopic 310-30 represent loans showing evidence of credit deterioration and that it is probable, at the date of acquisition, that the Corporation would not collect all contractually required principal and interest payments. Generally, acquired loans that meet the definition for nonaccrual status fall within the Corporation’s definition of impaired loans under ASC Subtopic 310-30. Also, for acquisitions that include a significant amount of impaired loans, an election can be made for non-impaired loans included in such transactions to apply the accretable yield method (expected cash flow model of ASC Subtopic 310-30), by analogy, to those loans. Those loans are disclosed as a loan that was acquired with credit deterioration and impairment.

Under ASC Subtopic 310-30, impaired loans are aggregated into pools based on loans that have common risk characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Characteristics considered in pooling loans include loan type, interest rate type, accruing status, amortization type, rate index and source type. Once the pools are defined, the Corporation maintains the integrity of the pool of multiple loans accounted for as a single asset.

Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. Therefore, these loans are not considered non-

performing. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as a reduction of any allowance for loan losses established after the acquisition and then as an increase in the accretable yield for the loans prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs on loans accounted under ASC Subtopic 310-30 are recorded only to the extent that losses exceed the non-accretable difference established with purchase accounting.

Refer to Note 8 to the Consolidated Financial Statements for additional information with respect to loans acquired with deteriorated credit quality under ASC 310-30.

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

For a detailed description of the principal factors used to determine the general reserves of the allowance for loan losses and for the principal enhancements Management made to its methodology, refer to Note 9 to the Consolidated Financial Statements.

According to the loan impairment accounting guidance in ASC Section 310-10-35, a loan is impaired when, based on current information and events, it is probable that the principal and/or interest are not going to be collected according to the original contractual terms of the loan agreement. Current information and events include “environmental” factors, e.g. existing industry, geographical, economic and political factors. Probable means the future event or events which will confirm the loss or impairment of the loan is likely to occur.

The Corporation defines commercial and construction impaired loans as borrowers with total debt greater than or equal to $1 million with 90 days or more past due, as well as all loans whose terms have been modified in a troubled debt restructuring (“TDRs”). In addition, larger commercial and construction loans ($1 million and over) that exhibit probable or observed credit weaknesses are subject to individual review and thus evaluated for impairment. Commercial and construction loans that originally met the Corporation’s threshold for impairment identification in a prior period, but due to charge-offs or payments are currently below the $1 million threshold and are still 90 days past due, except for TDRs, are accounted for under the Corporation’s general reserve methodology. Although the accounting codification guidance for specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage and consumer loans), it specifically requires that loan modifications considered troubled debt restructurings (“TDRs”) be analyzed under its provisions. An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, if available, or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is generally based on appraisals. Appraisals may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the impairment measurement date. The Corporation requests updated appraisal reports from pre-approved appraisers for loans that are considered impaired following the Corporation’s reappraisals policy. This policy requires updated appraisals for loans secured by real estate (including construction loans) either annually or every two years depending on the total exposure of the borrower. As a general procedure, the Corporation internally reviews appraisals as part of the underwriting and approval process and also for credits considered impaired.

Troubled debt restructurings

A restructuring constitutes a TDR when the Corporation separately concludes that both of the following conditions exist: 1) the restructuring constitute a concession and 2) the debtor is experiencing financial difficulties. The concessions stem from an agreement between the Corporation and the debtor or are imposed by law or a court. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. A concession has been granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate. If the payment of principal is dependent on the value of collateral, the current value of the collateral is taken into consideration in determining the amount of principal to be collected; therefore, all factors that changed are considered to determine if a concession was granted, including the change in the fair value of the underlying collateral that may be used to repay the loan. Classification of loan modifications as TDRs involves a degree of judgment. Indicators that the debtor is experiencing financial difficulties which are considered include: (i) the borrower is currently in default on any of its debt or it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification; (ii) the borrower has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the borrower will continue to be a going concern; (iv) the borrower has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; (v) based on estimates and projections that only encompass the borrower’s current business capabilities, it is forecasted that the entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and (vi) absent the current modification, the borrower cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor. The identification of TDRs is critical in the determination of the adequacy of the allowance for loan losses. Loans classified as TDRs may be excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance) and the loan yields a market rate.

A loan may be restructured in a troubled debt restructuring into two (or more) loan agreements, for example, Note A and Note B. Note A represents the portion of the original loan principal amount that is expected to be fully collected along with contractual interest. Note B represents the portion of the original loan that may be considered uncollectible and charged-off, but the obligation is not forgiven to the borrower. Note A may be returned to accrual status provided all of the conditions for a TDR to be returned to accrual status are met. The modified loans are considered TDRs and thus, are evaluated under the framework of ASC Section 310-10-35 as long as the loans are not part of a pool of loans accounted for under ASC Subtopic 310-30.

Refer to Note 9 to the Consolidated Financial Statements for additional qualitative information on TDRs and the Corporation’s determination of the allowance for loan losses.

Reserve for unfunded commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Statements of Financial Condition. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities. Net adjustments to the reserve for unfunded commitments are included in other operating expenses in the Consolidated Statements of Operations.

Transfers and servicing of financial assets

The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the Corporation surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in ASC Topic 860 are met: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Corporation transfers financial assets and the transfer fails any one of these criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For federal and Puerto Rico income tax purposes, the Corporation treats the transfers of loans which do not qualify as “true sales” under the applicable accounting guidance, as sales, recognizing a deferred tax asset or liability on the transaction.

For transfers of financial assets that satisfy the conditions to be accounted for as sales, the Corporation derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale.

The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

The Corporation sells mortgage loans to the Government National Mortgage Association (“GNMA”) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria. At the Corporation’s option, and without GNMA’s prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and recognizes the loan on its balance sheet as well as an offsetting liability, regardless of the Corporation’s intent to repurchase the loan.

Servicing assets

The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the servicer for performing the servicing. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected cost. Mortgage servicing assets recorded at fair value are separately presented on the Consolidated Statements of Financial Condition.

All separately recognized servicing assets are initially recognized at fair value. For subsequent measurement of servicing rights, the Corporation has elected the fair value method for mortgage loans servicing rights (“MSRs”). Under the fair value measurement method, MSRs are recorded at fair value each reporting period, and changes in fair value are reported in mortgage banking activities in the Consolidated Statement of Operations. Contractual servicing fees including ancillary income and late fees, as well as fair value adjustments, and impairment losses, if any, are reported in mortgage banking activities in the Consolidated Statement of Operations. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as realized or incurred, respectively.

The Corporation capitalizes interest cost incurred in the construction of significant real estate projects, which consist primarily of facilities for its own use or intended for lease. The amount of interest cost capitalized is to be an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is to be based on a weighted average rate on the Corporation’s outstanding borrowings, unless there is a specific new borrowing associated with the asset. Interest cost capitalized for the years ended December 31, 2019, 2018 and 2017 was not significant.

The Corporation has operating lease arrangements primarily associated with the rental of premises to support its branch network or for general office space. Certain of these arrangements are non-cancellable and provide for rent escalations and renewal options. Rent expense on non-cancellable operating leases with scheduled rent increases are recognized on a straight-line basis over the lease term.

Impairment of long-lived assets

The Corporation evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other real estate

Other real estate, received in satisfaction of a loan, is recorded at fair value less estimated costs of disposal. The difference between the carrying amount of the loan and the fair value less cost to sell is recorded as an adjustment to the allowance for loan losses. Subsequent to foreclosure, any losses in the carrying value arising from periodic re-evaluations of the properties, and any gains or losses on the sale of these properties are credited or charged to expense in the period incurred and are included as OREO expenses. The cost of maintaining and operating such properties is expensed as incurred.

Updated appraisals are obtained to adjust the value of the other real estate assets. The frequency depends on the loan type and total credit exposure. The appraisal for a commercial or construction other real estate property with a book value equal to or greater than $1 million is updated annually and if lower than $1 million it is updated every two years. For residential mortgage properties, the Corporation requests appraisals annually.

Appraisals may be adjusted due to age, collateral inspections, property profiles, or general market conditions. The adjustments applied are based upon internal information such as other appraisals for the type of properties and/or loss severity information that can provide historical trends in the real estate market, and may change from time to time based on market conditions.

Goodwill and other intangible assets

Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment using a two-step process at each reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. In determining the fair value of a reporting unit, the Corporation generally uses a combination of methods, which include market price multiples of comparable companies and the discounted cash flow analysis. Goodwill impairment losses are recorded as part of operating expenses in the Consolidated Statement of Operations. Refer to Note 3, New Accounting Pronouncements, for changes on the annual goodwill impairment test in accordance with ASU 2017-04.

Other intangible assets deemed to have an indefinite life are not amortized, but are tested for impairment using a one-step process which compares the fair value with the carrying amount of the asset. In determining that an intangible asset has an indefinite life, the Corporation considers expected cash inflows and legal, regulatory, contractual, competitive, economic and other factors, which could limit the intangible asset’s useful life.

Other identifiable intangible assets with a finite useful life, mainly core deposits, are amortized using various methods over the periods benefited, which range from 5 to 10 years. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments on intangible assets with a finite useful life are evaluated under the guidance for impairment or disposal of long-lived assets.

Assets sold / purchased under agreements to repurchase / resell

Repurchase and resell agreements are treated as collateralized financing transactions and are carried at the amounts at which the assets will be subsequently reacquired or resold as specified in the respective agreements.

It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly those securities are not reflected in the Corporation’s Consolidated Statements of Financial Condition. The Corporation monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest.

It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the Consolidated Statements of Financial Condition.

The Corporation may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Software

Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally-developed software. Amortization, computed on a straight-line method, is charged to operations over the estimated useful life of the software. Capitalized software is included in “Other assets” in the Consolidated Statement of Financial Condition.

Guarantees, including indirect guarantees of indebtedness of others

The Corporation, as a guarantor, recognizes at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Refer to Note 25 to the Consolidated Financial Statements for further disclosures on guarantees.

Treasury stock

Treasury stock is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition. At the date of retirement or subsequent reissue, the treasury stock account is reduced by the cost of such stock. At retirement, the excess of the cost of the treasury stock over its par value is recorded entirely to surplus. At reissuance, the difference between the consideration received upon issuance and the specific cost is charged or credited to surplus.

Revenues from contract with customers

Refer to Note 34 for a detailed description of the Corporation’s policies on the recognition and presentation of revenues from contract with customers.

Foreign exchange

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive loss, except for highly inflationary environments in which the effects are included in other operating expenses.

The Corporation holds interests in Centro Financiero BHD León, S.A. (“BHD León”) in the Dominican Republic. The business of BHD León is mainly conducted in their country’s foreign currency. The resulting foreign currency translation adjustment from these operations is reported in accumulated other comprehensive loss.

Refer to the disclosure of accumulated other comprehensive loss included in Note 24.

Income taxes

The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled.

The guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50 percent) that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Corporation based on the more likely than not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, the future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified.

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns and future profitability. The Corporation’s accounting for deferred tax consequences represents management’s best estimate of those future events.

Positions taken in the Corporation’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest on income tax uncertainties is classified within income tax expense in the Statement of Operations; while the penalties, if any, are accounted for as other operating expenses.

The Corporation accounts for the taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, and other comprehensive income, as applicable. The amount allocated to continuing operations is the tax effect of the pre-tax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (a) changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (b) changes in tax laws or rates, (c) changes in tax status, and (d) tax-deductible dividends paid to shareholders, subject to certain exceptions.

Employees’ retirement and other postretirement benefit plans

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

The funding policy is to contribute to the plan, as necessary, to provide for services to date and for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

The cost of postretirement benefits, which is determined based on actuarial assumptions and estimates of the costs of providing these benefits in the future, is accrued during the years that the employee renders the required service.

The guidance for compensation retirement benefits of ASC Topic 715 requires the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans on the Statement of Financial Condition.

Stock-based compensation

The Corporation opted to use the fair value method of recording stock-based compensation as described in the guidance for employee share plans in ASC Subtopic 718-50.

Comprehensive income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The presentation of comprehensive income (loss) is included in separate Consolidated Statements of Comprehensive Income.

Net income per common share

Basic income per common share is computed by dividing net income adjusted for preferred stock dividends, including undeclared or unpaid dividends if cumulative, and charges or credits related to the extinguishment of preferred stock or induced conversions of preferred stock, by the weighted average number of common shares outstanding during the year. Diluted income per common share takes into consideration the weighted average common shares adjusted for the effect of stock options, restricted stock, performance shares and warrants, if any, using the treasury stock method.

Statement of cash flows

For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks, including restricted cash.

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

December 31, 2019

The Corporation early adopted ASU 2018-14 during the fiscal year ended December 31, 2019 and was mainly impacted by the simplified disclosures of this ASU. Refer to amended disclosures on Note 32, Employee benefits.

FASB ASU 2019-01, Leases (Topic 842): Codification Improvements

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

		January 1, 2019	The Corporation early adopted ASU 2019-01 during the first quarter of 2019, but was not impacted by the adoption of this ASU.

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASUs, Leases (Topic 842)

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

FASB ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

The FASB issued ASU 2018-16 in October 2018 which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to other permissible U.S. benchmark rates.

January 1, 2019

The Corporation adopted ASU 2018-16 during the first quarter of 2019. As such, the Corporation will consider this guidance for qualifying new hedging relationships entered into on or after the effective date.

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB issued ASU 2018-02 in February 2018, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. These stranded tax effects result from recognizing in income the impact of changes in tax rates even when the related tax effects were recognized in accumulated other comprehensive income. The amendments also require certain disclosures about stranded tax effects.

January 1, 2019

The Corporation adopted ASU 2018-02 during the first quarter of 2019. As of December 31, 2018, the Corporation maintained a full valuation allowance on the deferred tax assets that were recognized in accumulated other comprehensive income related to its U.S. operations. As such, the Corporation was not impacted by the adoption of this accounting pronouncement.

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

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

Additionally, adoption of the following standards during 2019 did not have a significant impact on the Corporation’s Consolidated Financial Statements:

• FASB ASUs 2019-07, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates

• FASB ASU 2018-09, Codification Improvements

• FASB ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

• FASB ASU 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I: Accounting for Certain Financial Instruments with Down Round Features; Part II: Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

• FASB ASU 2017-08, Receivables– Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements

FASB ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

The FASB issued ASU 2020-01 in January 2020, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 and includes scope considerations for entities that hold certain non-derivative forward contracts and purchased options to acquire equity securities that, upon settlement of the forward contract or exercise of the purchase option, would be accounted for under the equity method of accounting.

		January 1, 2021	The Corporation does not expect to be materially impacted by these amendments.
FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

The FASB issued ASU 2019-12 in December 2019, which simplifies the accounting for income taxes by removing certain exceptions such as the incremental approach for intra-period tax allocation and interim period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU simplifies GAAP in a number of areas such as when separate financial statements of legal entities are not subject to tax and enacted changes in tax laws in interim periods.

		January 1, 2021	The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its Consolidated Statements of Financial Condition and Results of Operations.
FASB ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer

The FASB issued ASU 2019-08 in November 2019, which requires that an entity measure and classify share-based payment awards granted to a customer in accordance with Topic 718. Therefore, the grant-date fair value of the share-based payment awards will be the basis for the reduction of the transaction price.

		January 1, 2020	The Corporation does not expect to be impacted by these amendments since it does not grant share-based payment awards to its customers.

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606

The FASB issued ASU 2018-18 in November 2018 which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606.

		January 1, 2020	The Corporation does not expect to be impacted by these amendments since it does not have collaborative arrangements.
FASB ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

The FASB issued ASU 2018-17 in October 2018, which requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest.

		January 1, 2020	The Corporation does not expect to be materially impacted by these amendments.

Standard	Description	Date of adoption	Effect on the financial statements

FASB ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The FASB issued ASU 2018-15 in August 2018 which, among other things, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and clarifies the term over which such capitalized implementation costs should be amortized.

		January 1, 2020	The Corporation does not expect to be significantly impacted by these amendments.
FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment

The FASB issued ASU 2017-04 in January 2017, which simplifies the accounting for goodwill impairment by removing Step 2 of the two-step goodwill impairment test under the current guidance. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.

January 1, 2020

Upon adoption of this standard, if the carrying amount of any of the reporting units exceeds its fair value, the Corporation would be required to record an impairment charge for the difference up to the amount of the goodwill.

FASB ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)

The FASB issued ASU 2017-03 in January 2017, which incorporates into the Accounting Standards Codification recent SEC guidance about certain investments in qualified affordable housing and disclosing under SEC SAB Topic 11.M the effect on financial statements of adopting the revenue, leases and credit losses standards.

		January 1, 2020	The Corporation has considered the guidance in this Update in its disclosures on the effect in its consolidated financial statements of adoption on the new Credit Loss Standard, discussed below.

FASB ASUs Financial Instruments – Credit Losses (Topic 326)

Since June 2016, the FASB has issued a series of ASUs mainly related to credit losses (Topic 326), which replace the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets measured at amortized cost that are subject to credit losses and certain off-balance sheet exposures. CECL establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. CECL also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, CECL provides that the initial allowance for credit losses on purchased credit deteriorated (“PCD”) financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The amendments to Topic 326 include the areas of accrued interest receivable, transfers of loans and debt securities between classifications and the inclusion of expected recoveries in the allowance for credit losses including PCD assets. The standards also expand credit quality disclosures. These accounting standards updates were effective on January 1, 2020.

The Corporation expects that its allowance for loan and lease losses would increase by a range from $298 million to $326 million, or 62% to 68%. This increase is driven mainly by the Puerto Rico retail loan portfolios, including mortgage, auto and credit cards loans. In addition, the Corporation expects to recognize an allowance for credit losses of approximately $12 million related to its held-to-maturity debt securities portfolio. The increase in the allowance for the loans and securities portfolios will be reflected as a decrease to the opening balance of retained earnings, net of income taxes, except for approximately $10 million related to loans currently accounted under ASC Subtopic 310-30, which would result in a reclassification between certain contra loan balance accounts to the allowance for credit losses.

As part of the adoption of CECL, the Corporation has made the election to break the existing pools of purchased credit impaired (“PCI”) loans previously accounted for under the ASC Subtopic 310-30 guidance. These loans will be accounted for on an individual loan basis under the PCD accounting methodology under CECL. Following existing accounting guidance, PCI loans have been excluded from non-performing status. Upon transition to the individual loan measurement, these loans will no longer be excluded from non-performing status, resulting in an increase of $283 million in reported NPLs during the first quarter of 2020. This increase includes $156 million in loans currently over 90 days past due and $127 million in loans that are not delinquent in their payment terms but would be reported as non-performing due to other credit quality considerations.

The Corporation expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard. The Corporation will avail itself of the option to phase in over a period of three years the day-one effects on regulatory capital arising from the adoption of CECL. Considering the phase-in period provided by the regulatory framework, the estimated decrease of the Common Equity Tier One and Total Capital ratios would be of approximately 23 bps.

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

Following is a description of the methods used to determine the fair values of significant assets acquired on the Reliable Transaction:

Loans

Retail Auto Loans

Fair values for retail auto loans were based on a discounted cash flow methodology. Aggregation into pools considered characteristics such as payment terms, remaining terms, and credit quality. Principal and interest projections considered prepayment rates and credit loss expectations. The discount rates were developed based on the relative risk of the cash flows as of the valuation date, taking into account the expected life of the loans. Retail auto loans were accounted for under ASC Subtopic 310-20. As of August 1, 2018, contractual cash flows amounted to $1.8 billion, from which $105 million are not expected to be collected.

Commercial Loans

Fair values for commercial loans were based on a probability of default/loss given default (“PD/LGD”) methodology. The PD was determined based on characteristics such as payment terms, remaining terms, and credit quality. Commercial loans were accounted for under ASC Subtopic 310-20. As of August 1, 2018, contractual cash flows amounted to $348 million, from which $3 million are not expected to be collected.

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

The operating results of the Corporation for the year ended December 31, 2018 include the operating results produced by the acquired assets and liabilities assumed for the period of August 1, 2018 to December 31, 2018. This includes approximately $84.5 million in gross revenues, including $28.1 million in accretion of the fair value discount, and approximately $20.3 million in operating expenses, including $3.8 million of transaction-related expenses. The Corporation believes that given the amount of assets and liabilities assumed and the size of the operations acquired in relation to Popular’s operations, the historical results of Reliable are not significant to Popular’s results, and thus no pro forma information is presented.

Note 5 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.6 billion at December 31, 2019 (December 31, 2018 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At December 31, 2019, the Corporation held $52 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2018 - $ 62 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at December 31, 2019 and December 31, 2018.

	At December 31, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$5,071,201	$3,262	$567	$5,073,896	1.58%
After 1 to 5 years	5,137,804	75,597	3,435	5,209,966	2.19
After 5 to 10 years	1,778,568	429	6,604	1,772,393	1.70
Total U.S. Treasury securities	11,987,573	79,288	10,606	12,056,255	1.86
Obligations of U.S. Government sponsored entities
Within 1 year	62,492	2	21	62,473	1.45
After 1 to 5 years	60,021	-	90	59,931	1.48
Total obligations of U.S. Government sponsored entities	122,513	2	111	122,404	1.47
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	6,975	-	-	6,975	-
Total obligations of Puerto Rico, States and political subdivisions	6,975	-	-	6,975	-
Collateralized mortgage obligations - federal agencies
Within 1 year	236	-	-	236	1.83
After 1 to 5 years	350	1	-	351	2.16
After 5 to 10 years	85,079	31	1,180	83,930	1.63
After 10 years	504,391	3,640	6,373	501,658	2.08
Total collateralized mortgage obligations - federal agencies	590,056	3,672	7,553	586,175	2.02
Mortgage-backed securities
Within 1 year	16	-	-	16	2.13
After 1 to 5 years	36,717	852	1	37,568	3.38
After 5 to 10 years	350,373	1,958	1,303	351,028	2.02
After 10 years	4,447,561	60,384	20,243	4,487,702	2.60
Total mortgage-backed securities	4,834,667	63,194	21,547	4,876,314	2.57
Other
After 1 to 5 years	341	9	-	350	3.62
Total other	341	9	-	350	3.62
Total debt securities available-for-sale[1]	$17,542,125	$146,165	$39,817	$17,648,473	2.05%
[1]

Includes $12.2 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $10.9 billion serve as collateral for public funds.

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

The following table presents the aggregate amortized cost and fair value of debt securities available-for-sale at December 31, 2019 by contractual maturity.

(In thousands)	Amortized cost	Fair value
Within 1 year	$5,140,920	$5,143,596
After 1 to 5 years	5,235,233	5,308,166
After 5 to 10 years	2,214,020	2,207,351
After 10 years	4,951,952	4,989,360
Total debt securities available-for-sale	$17,542,125	$17,648,473

During the year ended December 31, 2019, the Corporation sold U.S. Treasury Bills. The proceeds from these sales were $99 million. There were no debt securities available-for-sale sold during year ended December 31, 2018. Gross realized gains and losses on the sale of debt securities available-for-sale for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Gross realized gains	$-	$-	$95
Gross realized losses	(20)	-	(12)
Net realized gains (losses) on sale of debt securities available-for-sale	$(20)	$-	$83

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	At December 31, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$2,439,114	$9,798	$452,784	$808	$2,891,898	$10,606
Obligations of U.S. Government sponsored entities	9,973	4	99,846	107	109,819	111
Collateralized mortgage obligations - federal agencies	114,603	537	310,315	7,016	424,918	7,553
Mortgage-backed securities	179,312	693	1,784,414	20,854	1,963,726	21,547
Total debt securities available-for-sale in an unrealized loss position	$2,743,002	$11,032	$2,647,359	$28,785	$5,390,361	$39,817

	At December 31, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$3,189,007	$4,188	$2,607,276	$36,343	$5,796,283	$40,531
Obligations of U.S. Government sponsored entities	14,847	46	318,271	3,454	333,118	3,500
Obligations of Puerto Rico, States and political subdivisions	-	-	6,742	184	6,742	184
Collateralized mortgage obligations - federal agencies	66,652	489	587,869	27,913	654,521	28,402
Mortgage-backed securities	125,872	2,280	3,478,635	134,410	3,604,507	136,690
Total debt securities available-for-sale in an unrealized loss position	$3,396,378	$7,003	$6,998,793	$202,304	$10,395,171	$209,307

As of December 31, 2019, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $40 million, driven mainly by mortgage-backed securities, U.S. Treasury securities and collateralized mortgage obligations.

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

At December 31, 2019, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analysis performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At December 31, 2019, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it was not more likely than not that the Corporation would have to sell the debt securities prior to recovery of their amortized cost basis.

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

	2019		2018

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$3,113,373	$3,129,538	$2,999,110	$2,901,904
Freddie Mac	1,623,116	1,638,796	1,095,855	1,058,013

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at December 31, 2019 and 2018.

	At December 31, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,745	$-	$11	$3,734	6.01%
After 1 to 5 years	17,580	-	320	17,260	6.11
After 5 to 10 years	18,195	-	1,607	16,588	3.11
After 10 years	46,036	9,384	-	55,420	1.67
Total obligations of Puerto Rico, States and political subdivisions	85,556	9,384	1,938	93,002	3.08
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	45	2	-	47	6.44
Total collateralized mortgage obligations - federal agencies	45	2	-	47	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$97,662	$9,386	$1,938	$105,110	3.49%

	At December 31, 2018
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,510	$-	$36	$3,474	5.99%
After 1 to 5 years	16,505	-	1,081	15,424	6.07
After 5 to 10 years	23,885	-	1,704	22,181	3.61
After 10 years	45,559	3,943	47	49,455	1.79
Total obligations of Puerto Rico, States and political subdivisions	89,459	3,943	2,868	90,534	3.23
Collateralized mortgage obligations - federal agencies
After 5 to 10 years	55	3	-	58	5.45
Total collateralized mortgage obligations - federal agencies	55	3	-	58	5.45
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
After 1 to 5 years	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$101,575	$3,946	$2,868	$102,653	3.60%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following table presents the aggregate amortized cost and fair value of debt securities held-to-maturity at December 31, 2019 by contractual maturity.

(In thousands)	Amortized cost	Fair value
Within 1 year	$4,245	$4,234
After 1 to 5 years	17,625	17,307
After 5 to 10 years	18,195	16,588
After 10 years	57,597	66,981
Total debt securities held-to-maturity	$97,662	$105,110

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	At December 31, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$17,544	$291	$12,673	$1,647	$30,217	$1,938
Total debt securities held-to-maturity in an unrealized loss position	$17,544	$291	$12,673	$1,647	$30,217	$1,938

	At December 31, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868
Total debt securities held-to-maturity in an unrealized loss position	$27,471	$1,165	$13,307	$1,703	$40,778	$2,868

As indicated in Note 6 to these Consolidated Financial Statements, management evaluates debt securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at December 31, 2019 includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $40 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds.

The portfolio also includes $46 million in securities for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but in which a government instrumentality provides a guarantee in the event of default and upon the satisfaction of certain other conditions. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held-to-maturity was other-than-temporarily impaired at December 31, 2019. A deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation.

The Corporation does not have the intent to sell debt securities held-to-maturity and it is more likely than not that the Corporation will not have to sell these debt securities prior to recovery of their amortized cost basis.

Refer to Note 26 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 - Summary of Significant Accounting Policies of this Form 10-K.

As previously disclosed in Note 4, as a result of the Reliable Transaction completed on August 1, 2018, Popular Auto, LLC, acquired approximately $1.6 billion in retail auto loans and $341 million in primarily auto-related commercial loans. These loans are included in the information presented in this note.

During the year ended December 31, 2019, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $423 million, consumer loans of $359 million including the acquisition of a credit card portfolio with an unpaid principal balance of $74 million, and commercial loans of $141 million, compared to purchases (including repurchases) of mortgage loans of $624 million and consumer loans of $205 million, during the year ended December 31, 2018.

The Corporation performed whole-loan sales involving approximately $64 million of residential mortgage loans and $114 million of commercial and construction loans during the year ended December 31, 2019 (December 31, 2018 - $59 million of residential mortgage and $30 million of commercial loans). Also, during the year ended December 31, 2019, the Corporation securitized approximately $347 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $ 111 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $ 413 million and $ 94 million, respectively, during the year ended December 31, 2018.

Delinquency status

The following table presents the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at December 31, 2019 and December 31, 2018.

December 31, 2019
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$2,941	$129	$1,512	$4,582	$143,267	$147,849	$1,473	$-
Commercial real estate:
Non-owner occupied	10,439	5,244	43,664	59,347	2,048,871	2,108,218	39,968	-
Owner occupied	5,704	3,978	84,537	94,219	1,492,110	1,586,329	69,276	-
Commercial and industrial	8,780	1,646	37,156	47,582	3,371,152	3,418,734	36,538	544
Construction	1,555	-	119	1,674	135,796	137,470	119	-
Mortgage	285,006	146,197	837,651	1,268,854	4,897,894	6,166,748	283,708	439,662
Leasing	12,014	3,053	3,657	18,724	1,040,783	1,059,507	3,657	-
Consumer:
Credit cards	11,358	7,928	19,461	38,747	1,085,053	1,123,800	-	19,461
Home equity lines of credit	-	85	-	85	4,953	5,038	-	-
Personal	13,481	9,352	20,296	43,129	1,325,021	1,368,150	19,529	61
Auto	81,169	23,182	31,148	135,499	2,782,023	2,917,522	31,148	-
Other	358	1,418	14,189	15,965	124,902	140,867	13,784	405
Total	$432,805	$202,212	$1,093,390	$1,728,407	$18,451,825	$20,180,232	$499,200	$460,133
[1]

Loans HIP of $ 134 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis. Refer to Note 3, New Accounting Pronouncements, for a description of the impact of CECL on the classification of non-performing loans.

December 31, 2019
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$9	$-	$2,097	$2,106	$1,645,204	$1,647,310	$2,097	$-
Commercial real estate:
Non-owner occupied	1,047	-	281	1,328	1,868,968	1,870,296	281	-
Owner occupied	1,750	-	251	2,001	337,134	339,135	251	-
Commercial and industrial	454	128	19,945	20,527	1,174,353	1,194,880	876	-
Construction	-	-	26	26	693,596	693,622	26	-
Mortgage	15,474	4,024	11,091	30,589	986,195	1,016,784	11,091	-
Legacy	49	8	1,999	2,056	20,049	22,105	1,999	-
Consumer:
Credit cards	-	-	-	-	36	36	-	-
Home equity lines of credit	404	267	9,954	10,625	106,718	117,343	9,954	-
Personal	2,286	1,582	2,066	5,934	318,506	324,440	2,066	-
Other	3	-	-	3	687	690	-	-
Total	$21,476	$6,009	$47,710	$75,195	$7,151,446	$7,226,641	$28,641	$-
[1]

Loans HIP of $ 19 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis. Refer to Note 3, New Accounting Pronouncements, for a description of the impact of CECL on the classification of non-performing loans.

December 31, 2019
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[3] [4]	loans	loans[5]
Commercial multi-family	$2,950	$129	$3,609	$6,688	$1,788,471	$1,795,159	$3,570	$-
Commercial real estate:
Non-owner occupied	11,486	5,244	43,945	60,675	3,917,839	3,978,514	40,249	-
Owner occupied	7,454	3,978	84,788	96,220	1,829,244	1,925,464	69,527	-
Commercial and industrial	9,234	1,774	57,101	68,109	4,545,505	4,613,614	37,414	544
Construction	1,555	-	145	1,700	829,392	831,092	145	-
Mortgage[1]	300,480	150,221	848,742	1,299,443	5,884,089	7,183,532	294,799	439,662
Leasing	12,014	3,053	3,657	18,724	1,040,783	1,059,507	3,657	-
Legacy[2]	49	8	1,999	2,056	20,049	22,105	1,999	-
Consumer:
Credit cards	11,358	7,928	19,461	38,747	1,085,089	1,123,836	-	19,461
Home equity lines of credit	404	352	9,954	10,710	111,671	122,381	9,954	-
Personal	15,767	10,934	22,362	49,063	1,643,527	1,692,590	21,595	61
Auto	81,169	23,182	31,148	135,499	2,782,023	2,917,522	31,148	-
Other	361	1,418	14,189	15,968	125,589	141,557	13,784	405
Total	$454,281	$208,221	$1,141,100	$1,803,602	$25,603,271	$27,406,873	$527,841	$460,133
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

[3]	Loans held-in-portfolio are net of $ 181 million in unearned income and exclude $ 59 million in loans held-for-sale.
[4]

Includes $6.7 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.1 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

[5]

Loans HIP of $153 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis. Refer to Note 3, New Accounting Pronouncements, for a description of the impact of CECL on the classification of non-performing loans.

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

At December 31, 2019, mortgage loans held-in-portfolio include $1.4 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $441 million are 90 days or more past due, including $103 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2018 - $1.4 billion, $598 million and $134 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $213 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of December 31, 2019 (December 31, 2018 - $283 million). Additionally, the Corporation has approximately $65 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at December 31, 2019 (December 31, 2018 - $69 million).

Loans with a delinquency status of 90 days past due as of December 31, 2019 include $103 million in loans previously pooled into GNMA securities (December 31, 2018 - $134 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability.

The components of the net financing leases receivable at December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018
Total minimum lease payments	$863,755	$781,060
Estimated residual value of leased property (unguaranteed)	356,560	293,495
Deferred origination costs, net of fees	15,422	12,261
Less - Unearned financing income	176,121	151,881
Net minimum lease payments	1,059,616	934,935
Less - Allowance for loan losses	10,768	11,487
Net minimum lease payments, net of allowance for loan losses	$1,048,848	$923,448

At December 31, 2019, future minimum lease payments are expected to be received as follows:

(In thousands)
2020	$48,511
2021	90,049
2022	147,742
2023	205,834
2024 and thereafter	371,619
Total	$863,755

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted to $1.9 billion at December 31, 2019 (December 31, 2018 - $2.2 billion). The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”).

The following table provides the carrying amount of acquired loans accounted for under ASC 310-30 by portfolio at December 31, 2019 and 2018.

Carrying amount
(In thousands)	December 31, 2019	December 31, 2018
Commercial real estate	$670,566	$801,774
Commercial and industrial	104,756	84,465
Mortgage	856,618	982,821
Consumer	11,778	14,496
Carrying amount	1,643,718	1,883,556
Allowance for loan losses	(74,039)	(122,135)
Carrying amount, net of allowance	$1,569,679	$1,761,421

At December 31, 2019, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the years ended December 31, 2019 and 2018, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
	For the years ended
(In thousands)	December 31, 2019	December 31, 2018
Beginning balance	$1,883,556	$2,108,993
Additions	39,492	16,645
Accretion	144,976	166,272
Collections / loan sales / charge-offs	(424,306)	(408,354)
Ending balance[1]	$1,643,718	$1,883,556
Allowance for loan losses	(74,039)	(122,135)
Ending balance, net of ALLL	$1,569,679	$1,761,421
[1]	At December 31, 2019, includes $1.2 billion of loans considered non-credit impaired at the acquisition date (December 31, 2018 - $1.4 billion).

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
	For the years ended
(In thousands)	December 31, 2019	December 31, 2018
Beginning balance	$1,092,504	$1,214,488
Additions	23,556	6,535
Accretion	(144,976)	(166,272)
Change in expected cash flows	30,258	37,753
Ending balance[1]	$1,001,342	$1,092,504
[1]	At December 31, 2019, includes $ 0.7 billion for loans considered non-credit impaired at the acquisition date (December 31, 2018 - $0.8 billion).

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

• For the period ended December 31, 2019, 25% (December 31, 2018 - 26%) of the ALLL for the BPPR segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the leasing, auto and commercial real estate non-owner occupied portfolios for 2019 and in the commercial, mortgage, and overall consumer portfolios for 2018.

• For the period ended December 31, 2019, 21% (December 31, 2018 - 28%) of the Popular U.S. segment loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was concentrated in the commercial multi-family, legacy, commercial real estate owner occupied and construction portfolios for 2019 and in the consumer portfolio for 2018.

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

The following tables present the changes in the allowance for loan losses, loan ending balances and whether such loans and the allowance pertain to loans individually or collectively evaluated for impairment for the years ended December 31, 2019 and 2018.

For the year ended December 31, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(41,440)	(3,417)	14,658	8,619	157,331	135,751
Charge-offs	(53,852)	(109)	(47,577)	(11,834)	(167,983)	(281,355)
Recoveries	19,141	3,214	6,222	2,497	40,023	71,097
Ending balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Specific ALLL	$20,533	$6	$40,596	$61	$20,259	$81,455
General ALLL	$110,530	$568	$75,685	$10,707	$153,706	$351,196
Loans held-in-portfolio:
Impaired loans	$397,452	$119	$522,469	$507	$91,157	$1,011,704
Loans held-in-portfolio excluding impaired loans	6,863,678	137,351	5,644,279	1,059,000	5,464,220	19,168,528
Total loans held-in-portfolio	$7,261,130	$137,470	$6,166,748	$1,059,507	$5,555,377	$20,180,232

For the year ended December 31, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	15,496	(127)	828	(1,738)	15,569	30,028
Charge-offs	(40,329)	(2,215)	(605)	105	(21,280)	(64,324)
Recoveries	8,921	8	170	1,294	6,770	17,163
Ending balance	$15,989	$4,204	$4,827	$630	$19,407	$45,057
Specific ALLL	$-	$-	$2,208	$-	$1,563	$3,771
General ALLL	$15,989	$4,204	$2,619	$630	$17,844	$41,286
Loans held-in-portfolio:
Impaired loans	$2,097	$-	$9,386	$-	$9,634	$21,117
Loans held-in-portfolio excluding impaired loans	5,049,524	693,622	1,007,398	22,105	432,875	7,205,524
Total loans held-in-portfolio	$5,051,621	$693,622	$1,016,784	$22,105	$442,509	$7,226,641

For the year ended December 31, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	(25,944)	(3,544)	15,486	(1,738)	8,619	172,900	165,779
Charge-offs	(94,181)	(2,324)	(48,182)	105	(11,834)	(189,263)	(345,679)
Recoveries	28,062	3,222	6,392	1,294	2,497	46,793	88,260
Ending balance	$147,052	$4,778	$121,108	$630	$10,768	$193,372	$477,708
Specific ALLL	$20,533	$6	$42,804	$-	$61	$21,822	$85,226
General ALLL	$126,519	$4,772	$78,304	$630	$10,707	$171,550	$392,482
Loans held-in-portfolio:
Impaired loans	$399,549	$119	$531,855	$-	$507	$100,791	$1,032,821
Loans held-in-portfolio excluding impaired loans	11,913,202	830,973	6,651,677	22,105	1,059,000	5,897,095	26,374,052
Total loans held-in-portfolio	$12,312,751	$831,092	$7,183,532	$22,105	$1,059,507	$5,997,886	$27,406,873

For the year ended December 31, 2018
Puerto Rico - Non-covered loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$171,531	$1,286	$159,081	$11,991	$174,215	$518,104
Provision (reversal of provision)	101,614	(1,754)	15,297	5,525	75,779	196,461
Charge-offs	(82,352)	(9)	(69,393)	(8,297)	(138,161)	(298,212)
Recoveries	16,421	1,363	4,571	2,267	32,573	57,195
Allowance transferred from covered loans	-	-	33,422	-	188	33,610
Ending balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Specific ALLL	$52,190	$56	$38,760	$320	$24,083	$115,409
General ALLL	$155,024	$830	$104,218	$11,166	$120,511	$391,749
Loans held-in-portfolio:
Impaired non-covered loans	$398,518	$1,788	$509,468	$1,099	$104,235	$1,015,108
Non-covered loans held-in-portfolio excluding impaired loans	6,974,125	84,167	5,923,855	933,674	4,952,543	18,868,364
Total non-covered loans held-in-portfolio	$7,372,643	$85,955	$6,433,323	$934,773	$5,056,778	$19,883,472

For the year ended December 31, 2018
Puerto Rico - Covered Loans

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$-	$-	$32,521	$-	$723	$33,244
Provision (reversal of provision)	-	-	2,265	-	(535)	1,730
Charge-offs	-	-	(1,446)	-	(2)	(1,448)
Recoveries	-	-	82	-	2	84
Allowance transferred to non-covered loans	-	-	(33,422)	-	(188)	(33,610)
Ending balance	$-	$-	$-	$-	$-	$-
Specific ALLL	$-	$-	$-	$-	$-	$-
General ALLL	$-	$-	$-	$-	$-	$-
Loans held-in-portfolio:
Impaired covered loans	$-	$-	$-	$-	$-	$-
Covered loans held-in-portfolio excluding impaired loans	-	-	-	-	-	-
Total covered loans held-in-portfolio	$-	$-	$-	$-	$-	$-

For the year ended December 31, 2018
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$44,134	$7,076	$4,541	$798	$15,529	$72,078
Provision (reversal of provision)	7,551	5,268	(478)	(1,861)	19,401	29,881
Charge-offs	(24,920)	(5,806)	(232)	114	(22,118)	(52,962)
Recoveries	5,136	-	603	1,918	5,536	13,193
Ending balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Specific ALLL	$-	$-	$2,451	$-	$1,810	$4,261
General ALLL	$31,901	$6,538	$1,983	$969	$16,538	$57,929
Loans held-in-portfolio:
Impaired loans	$-	$12,060	$9,420	$-	$8,507	$29,987
Loans held-in-portfolio excluding impaired loans	4,670,376	681,434	792,515	25,949	424,156	6,594,430
Total loans held-in-portfolio	$4,670,376	$693,494	$801,935	$25,949	$432,663	$6,624,417

For the year ended December 31, 2018
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$215,665	$8,362	$196,143	$798	$11,991	$190,467	$623,426
Provision (reversal of provision)	109,165	3,514	17,084	(1,861)	5,525	94,645	228,072
Charge-offs	(107,272)	(5,815)	(71,071)	114	(8,297)	(160,281)	(352,622)
Recoveries	21,557	1,363	5,256	1,918	2,267	38,111	70,472
Ending balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Specific ALLL	$52,190	$56	$41,211	$-	$320	$25,893	$119,670
General ALLL	$186,925	$7,368	$106,201	$969	$11,166	$137,049	$449,678
Loans held-in-portfolio:
Impaired loans	$398,518	$13,848	$518,888	$-	$1,099	$112,742	$1,045,095
Loans held-in-portfolio excluding impaired loans	11,644,501	765,601	6,716,370	25,949	933,674	5,376,699	25,462,794
Total loans held-in-portfolio	$12,043,019	$779,449	$7,235,258	$25,949	$934,773	$5,489,441	$26,507,889

The following table provides the activity in the allowance for loan losses related to loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30
	For the years ended
(In thousands)	December 31, 2019	December 31, 2018
Balance at beginning of period	$122,135	$119,505
Provision	1,119	61,270
Net charge-offs	(49,215)	(58,640)
Balance at end of period	$74,039	$122,135

Impaired loans

The following tables present loans individually evaluated for impairment at December 31, 2019 and 2018.

December 31, 2019
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,196	$1,229	$4	$1,017	$1,247	$2,213	$2,476	$4
Commercial real estate non-owner occupied	44,975	45,803	12,281	149,587	173,124	194,562	218,927	12,281
Commercial real estate owner occupied	105,841	122,814	5,077	26,365	58,540	132,206	181,354	5,077
Commercial and industrial	43,640	47,611	3,171	24,831	44,255	68,471	91,866	3,171
Construction	119	119	6	-	-	119	119	6
Mortgage	420,949	479,936	40,596	101,520	134,331	522,469	614,267	40,596
Leasing	507	507	61	-	-	507	507	61
Consumer:
Credit cards	24,475	24,475	2,957	-	-	24,475	24,475	2,957
Personal	65,521	65,521	17,142	-	-	65,521	65,521	17,142
Auto	310	310	51	-	-	310	310	51
Other	851	851	109	-	-	851	851	109
Total Puerto Rico	$708,384	$789,176	$81,455	$303,320	$411,497	$1,011,704	$1,200,673	$81,455

December 31, 2019
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$-	$-	$-	$2,097	$2,539	$2,097	$2,539	$-
Mortgage	6,906	7,257	2,208	2,480	2,844	9,386	10,101	2,208
Consumer:
HELOCs	6,691	6,691	1,560	2,829	3,087	9,520	9,778	1,560
Personal	26	26	3	88	88	114	114	3
Total Popular U.S.	$13,623	$13,974	$3,771	$7,494	$8,558	$21,117	$22,532	$3,771

December 31, 2019
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,196	$1,229	$4	$3,114	$3,786	$4,310	$5,015	$4
Commercial real estate non-owner occupied	44,975	45,803	12,281	149,587	173,124	194,562	218,927	12,281
Commercial real estate owner occupied	105,841	122,814	5,077	26,365	58,540	132,206	181,354	5,077
Commercial and industrial	43,640	47,611	3,171	24,831	44,255	68,471	91,866	3,171
Construction	119	119	6	-	-	119	119	6
Mortgage	427,855	487,193	42,804	104,000	137,175	531,855	624,368	42,804
Leasing	507	507	61	-	-	507	507	61
Consumer:
Credit cards	24,475	24,475	2,957	-	-	24,475	24,475	2,957
HELOCs	6,691	6,691	1,560	2,829	3,087	9,520	9,778	1,560
Personal	65,547	65,547	17,145	88	88	65,635	65,635	17,145
Auto	310	310	51	-	-	310	310	51
Other	851	851	109	-	-	851	851	109
Total Popular, Inc.	$722,007	$803,150	$85,226	$310,814	$420,055	$1,032,821	$1,223,205	$85,226

December 31, 2018
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$-	$-	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	-	-	1,788	1,788	56
Mortgage	408,767	458,010	38,760	100,701	135,084	509,468	593,094	38,760
Leasing	1,099	1,099	320	-	-	1,099	1,099	320
Consumer:
Credit cards	28,829	28,829	4,571	-	-	28,829	28,829	4,571
Personal	72,989	72,989	19,098	-	-	72,989	72,989	19,098
Auto	1,161	1,161	228	-	-	1,161	1,161	228
Other	1,256	1,256	186	-	-	1,256	1,256	186
Total Puerto Rico	$781,204	$852,117	$115,409	$233,904	$354,915	$1,015,108	$1,207,032	$115,409

December 31, 2018
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Construction	$-	$-	$-	$12,060	$18,127	$12,060	$18,127	$-
Mortgage	7,237	8,899	2,451	2,183	3,127	9,420	12,026	2,451
Consumer:
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	631	631	252	142	143	773	774	252
Total Popular U.S.	$14,104	$15,815	$4,261	$15,883	$22,969	$29,987	$38,784	$4,261

December 31, 2018
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$932	$932	$4	$-	$-	$932	$932	$4
Commercial real estate non-owner occupied	85,583	86,282	27,494	96,005	138,378	181,588	224,660	27,494
Commercial real estate owner occupied	113,592	132,677	7,857	26,474	60,485	140,066	193,162	7,857
Commercial and industrial	65,208	67,094	16,835	10,724	20,968	75,932	88,062	16,835
Construction	1,788	1,788	56	12,060	18,127	13,848	19,915	56
Mortgage	416,004	466,909	41,211	102,884	138,211	518,888	605,120	41,211
Leasing	1,099	1,099	320	-	-	1,099	1,099	320
Consumer:
Credit cards	28,829	28,829	4,571	-	-	28,829	28,829	4,571
HELOCs	6,236	6,285	1,558	1,498	1,572	7,734	7,857	1,558
Personal	73,620	73,620	19,350	142	143	73,762	73,763	19,350
Auto	1,161	1,161	228	-	-	1,161	1,161	228
Other	1,256	1,256	186	-	-	1,256	1,256	186
Total Popular, Inc.	$795,308	$867,932	$119,670	$249,787	$377,884	$1,045,095	$1,245,816	$119,670

The following tables present the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2019 and 2018.

For the year ended December 31, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$1,470	$50	$1,343	$-	$2,813	$50
Commercial real estate non-owner occupied	183,233	5,742	-	-	183,233	5,742
Commercial real estate owner occupied	137,710	6,528	626	-	138,336	6,528
Commercial and industrial	71,828	4,097	-	-	71,828	4,097
Construction	1,151	25	9,248	-	10,399	25
Mortgage	518,487	16,810	9,416	153	527,903	16,963
Leasing	823	-	-	-	823	-
Consumer:
Credit cards	26,775	-	-	-	26,775	-
HELOCs	-	-	8,988	-	8,988	-
Personal	69,664	282	380	-	70,044	282
Auto	823	-	-	-	823	-
Other	1,044	-	-	-	1,044	-
Total Popular, Inc.	$1,013,008	$33,534	$30,001	$153	$1,043,009	$33,687

For the year ended December 31, 2018
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$693	$50	$-	$-	$693	$50
Commercial real estate non-owner occupied	138,832	5,742	-	-	138,832	5,742
Commercial real estate owner occupied	148,967	6,528	-	-	148,967	6,528
Commercial and industrial	69,406	4,097	-	-	69,406	4,097
Construction	2,094	25	9,565	-	11,659	25
Mortgage	509,038	17,663	9,258	165	518,296	17,828
Leasing	1,195	-	-	-	1,195	-
Consumer:
Credit cards	31,953	-	-	-	31,953	-
HELOCs	-	-	5,904	-	5,904	-
Personal	68,237	415	770	-	69,007	415
Auto	1,413	-	-	-	1,413	-
Other	1,248	-	-	-	1,248	-
Total Popular, Inc.	$973,076	$34,520	$25,497	$165	$998,573	$34,685

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to these Consolidated Financial Statements.

TDRs amounted to $ 1.6 billion at December 31, 2019 (December 31, 2018 - $ 1.5 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $ 14 million related to the commercial loan portfolio at December 31, 2019 (December 31, 2018 - $ 16 million).

At December 31, 2019, the mortgage loan TDRs include $ 625 million guaranteed by U.S. sponsored entities at BPPR, compared to $ 543 million at December 31, 2018.

The following table presents the non-covered and covered loans classified as TDRs according to their accruing status and the related allowance at December 31, 2019 and 2018.

	December 31, 2019				December 31, 2018
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$237,861	$111,587	$349,448	$16,443	$229,758	$130,921	$360,679	$46,889
Construction	-	119	119	6	-	1,788	1,788	56
Mortgage	1,013,561	126,036	1,139,597	42,012	906,712	135,758	1,042,470	41,211
Leases	264	243	507	61	668	440	1,108	320
Consumer	82,205	15,808	98,013	21,404	94,193	15,651	109,844	24,523
Loans held-in-portfolio	$1,333,891	$253,793	$1,587,684	$79,926	$1,231,331	$284,558	$1,515,889	$112,999

The following tables present the loan count by type of modification for those loans modified in a TDR during the years ended December 31, 2019 and 2018. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

For the year ended December 31, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	3	-	-
Commercial real estate non-owner occupied	-	13	-	-
Commercial real estate owner occupied	1	29	-	-
Commercial and industrial	2	67	-	-
Mortgage	37	130	672	6
Leasing	-	1	2	-
Consumer:
Credit cards	515	-	2	189
HELOCs	-	16	12	-
Personal	668	4	-	3
Auto	-	6	2	-
Other	31	-	-	-
Total	1,254	269	690	198

For the year ended December 31, 2018
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	2	-	-
Commercial real estate non-owner occupied	3	17	-	-
Commercial real estate owner occupied	4	64	-	-
Commercial and industrial	6	87	-	-
Construction	1	-	-	-
Mortgage	85	49	359	57
Leasing	-	-	4	-
Consumer:
Credit cards	579	-	4	432
HELOCs	-	27	11	1
Personal	1,356	6	-	2
Auto	-	7	3	-
Other	25	-	2	-
Total	2,059	259	383	492

The following tables present, by class, quantitative information related to loans modified as TDRs during the years ended December 31, 2019 and 2018.

Popular, Inc.
For the year ended December 31, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	3	$346	$295	$(40)
Commercial real estate non-owner occupied	13	58,142	58,116	2,811
Commercial real estate owner occupied	30	7,533	7,249	81
Commercial and industrial	69	14,991	15,435	1,368
Mortgage	845	83,833	77,308	2,814
Leasing	3	264	266	7
Consumer:
Credit cards	706	5,702	5,867	554
HELOCs	28	2,725	2,423	364
Personal	675	10,831	10,835	3,023
Auto	8	121	128	21
Other	31	206	206	30
Total	2,411	$184,694	$178,128	$11,033

Popular, Inc.
For the year ended December 31, 2018
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$1,377	$1,375	$106
Commercial real estate non-owner occupied	20	109,081	79,695	6,230
Commercial real estate owner occupied	68	31,233	29,962	1,170
Commercial and industrial	93	52,653	51,855	13,981
Construction	1	4,210	4,293	474
Mortgage	550	67,518	59,919	2,696
Leasing	4	98	96	30
Consumer:
Credit cards	1,015	10,065	10,671	1,331
HELOCs	39	3,961	3,891	935
Personal	1,364	21,976	21,979	6,320
Auto	10	173	152	26
Other	27	601	599	99
Total	3,193	$302,946	$264,487	$33,398

During the year ended December 31, 2019, four loans with an aggregate unpaid principal balance of $ 9.1 million were restructured into multiple notes (“Note A / B split”). No charge-offs were recorded as part of those loan restructurings.

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

Defaulted during the year ended December 31, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$47
Commercial real estate owner occupied	3	495
Commercial and industrial	9	7,281
Mortgage	63	4,424
Leasing	1	22
Consumer:
Credit cards	302	2,808
HELOCs	1	135
Personal	197	5,640
Auto	2	24
Other	3	8
Total	582	$20,884

Defaulted during the year ended December 31, 2018
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$11,245
Commercial real estate owner occupied	5	480
Commercial and industrial	8	7,208
Mortgage	161	12,362
Consumer:
Credit cards	236	2,098
HELOCs	2	205
Personal	107	2,300
Auto	5	115
Other	1	7
Total	527	$36,020

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

Credit Quality

The Corporation has defined a risk rating system to assign a rating to all credit exposures, particularly for the commercial and construction loan portfolios. Risk ratings in the aggregate provide the Corporation’s management the asset quality profile for the loan portfolio. The risk rating system provides for the assignment of ratings at the obligor level based on the financial condition of the borrower. The Corporation’s consumer and mortgage loans are not subject to the risk rating system. Consumer and mortgage loans are classified substandard or loss based on their delinquency status. All other consumer and mortgage loans that are not classified as substandard or loss would be considered “unrated”.

The Corporation’s obligor risk rating scales range from rating 1 (Excellent) to rating 14 (Loss). The obligor risk rating reflects the risk of payment default of a borrower in the ordinary course of business.

Pass Credit Classifications:

Pass (Scales 1 through 8) – Loans classified as pass have a well defined primary source of repayment, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and strong capitalization.

Watch (Scale 9) – Loans classified as watch have acceptable business credit, but borrower’s operations, cash flow or financial condition evidence more than average risk, requires above average levels of supervision and attention from Loan Officers.

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

The Corporation periodically reviews its loans classification to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades.

The Corporation has a Commercial Loan Review department within the Corporate Risk Reviews Division that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer, which performs annual comprehensive credit process reviews of all lending groups in BPPR. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to assess compliance with credit policies and underwriting standards, determine the current level of credit risk, evaluate the effectiveness of the credit management process and identify control deficiencies that may arise in the credit-granting process. Based on its findings, Commercial Loan Review recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors.

The following tables present the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at December 31, 2019 and 2018.

December 31, 2019
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,341	$3,870	$1,793	$-	$-	$7,004	$140,845	$147,849
Commercial real estate non-owner occupied	492,357	166,810	239,448	3,290	-	901,905	1,206,313	2,108,218
Commercial real estate owner occupied	192,895	184,678	183,377	1,629	-	562,579	1,023,750	1,586,329
Commercial and industrial	592,861	170,183	130,872	148	16	894,080	2,524,654	3,418,734
Total Commercial	1,279,454	525,541	555,490	5,067	16	2,365,568	4,895,562	7,261,130
Construction	340	649	20,771	-	-	21,760	115,710	137,470
Mortgage	2,187	2,218	127,621	-	-	132,026	6,034,722	6,166,748
Leasing	-	-	3,590	-	68	3,658	1,055,849	1,059,507
Consumer:
Credit cards	-	-	19,461	-	-	19,461	1,104,339	1,123,800
HELOCs	-	-	-	-	-	-	5,038	5,038
Personal	77	-	19,558	-	-	19,635	1,348,515	1,368,150
Auto	-	-	30,775	-	372	31,147	2,886,375	2,917,522
Other	459	11	15,020	-	53	15,543	125,324	140,867
Total Consumer	536	11	84,814	-	425	85,786	5,469,591	5,555,377
Total Puerto Rico	$1,282,517	$528,419	$792,286	$5,067	$509	$2,608,798	$17,571,434	$20,180,232
Popular U.S.
Commercial multi-family	$48,359	$13,827	$8,433	$-	$-	$70,619	$1,576,691	$1,647,310
Commercial real estate non-owner occupied	80,608	24,383	100,658	-	-	205,649	1,664,647	1,870,296
Commercial real estate owner occupied	27,298	5,709	13,826	-	-	46,833	292,302	339,135
Commercial and industrial	25,679	1,460	20,386	-	-	47,525	1,147,355	1,194,880
Total Commercial	181,944	45,379	143,303	-	-	370,626	4,680,995	5,051,621
Construction	46,644	17,291	44,798	-	-	108,733	584,889	693,622
Mortgage	-	-	11,091	-	-	11,091	1,005,693	1,016,784
Legacy	388	202	1,528	-	-	2,118	19,987	22,105
Consumer:
Credit cards	-	-	-	-	-	-	36	36
HELOCs	-	-	2,024	-	7,930	9,954	107,389	117,343
Personal	-	-	1,664	-	403	2,067	322,373	324,440
Other	-	-	-	-	-	-	690	690
Total Consumer	-	-	3,688	-	8,333	12,021	430,488	442,509
Total Popular U.S.	$228,976	$62,872	$204,408	$-	$8,333	$504,589	$6,722,052	$7,226,641
Popular, Inc.
Commercial multi-family	$49,700	$17,697	$10,226	$-	$-	$77,623	$1,717,536	$1,795,159
Commercial real estate non-owner occupied	572,965	191,193	340,106	3,290	-	1,107,554	2,870,960	3,978,514
Commercial real estate owner occupied	220,193	190,387	197,203	1,629	-	609,412	1,316,052	1,925,464
Commercial and industrial	618,540	171,643	151,258	148	16	941,605	3,672,009	4,613,614
Total Commercial	1,461,398	570,920	698,793	5,067	16	2,736,194	9,576,557	12,312,751
Construction	46,984	17,940	65,569	-	-	130,493	700,599	831,092
Mortgage	2,187	2,218	138,712	-	-	143,117	7,040,415	7,183,532
Legacy	388	202	1,528	-	-	2,118	19,987	22,105
Leasing	-	-	3,590	-	68	3,658	1,055,849	1,059,507
Consumer:
Credit cards	-	-	19,461	-	-	19,461	1,104,375	1,123,836
HELOCs	-	-	2,024	-	7,930	9,954	112,427	122,381
Personal	77	-	21,222	-	403	21,702	1,670,888	1,692,590
Auto	-	-	30,775	-	372	31,147	2,886,375	2,917,522
Other	459	11	15,020	-	53	15,543	126,014	141,557
Total Consumer	536	11	88,502	-	8,758	97,807	5,900,079	5,997,886
Total Popular, Inc.	$1,511,493	$591,291	$996,694	$5,067	$8,842	$3,113,387	$24,293,486	$27,406,873

The following table presents the weighted average obligor risk rating at December 31, 2019 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:	Substandard	Pass
Commercial multi-family	11.82	6.02
Commercial real estate non-owner occupied	11.17	6.77
Commercial real estate owner occupied	11.36	7.30
Commercial and industrial	11.26	7.20
Total Commercial	11.25	7.10
Construction	11.01	7.85

Popular U.S. :	Substandard	Pass
Commercial multi-family	11.25	7.37
Commercial real estate non-owner occupied	11.00	6.94
Commercial real estate owner occupied	11.02	7.48
Commercial and industrial	11.01	6.63
Total Commercial	11.02	7.04
Construction	11.00	7.74
Legacy	11.25	7.95

December 31, 2018
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,634	$4,548	$3,590	$-	$-	$9,772	$135,856	$145,628
Commercial real estate non-owner occupied	470,506	233,173	342,962	-	-	1,046,641	1,275,960	2,322,601
Commercial real estate owner occupied	262,476	174,510	291,468	2,078	-	730,532	991,721	1,722,253
Commercial and industrial	655,092	130,641	156,515	177	73	942,498	2,239,663	3,182,161
Total Commercial	1,389,708	542,872	794,535	2,255	73	2,729,443	4,643,200	7,372,643
Construction	147	634	1,788	-	-	2,569	83,386	85,955
Mortgage	3,057	2,182	154,506	-	-	159,745	6,273,578	6,433,323
Leasing	-	-	3,301	-	12	3,313	931,460	934,773
Consumer:
Credit cards	-	-	16,035	-	-	16,035	1,031,238	1,047,273
HELOCs	-	-	165	-	-	165	5,186	5,351
Personal	849	19	18,827	-	-	19,695	1,230,930	1,250,625
Auto	-	-	24,093	-	84	24,177	2,584,608	2,608,785
Other	-	-	14,743	-	215	14,958	129,786	144,744
Total Consumer	849	19	73,863	-	299	75,030	4,981,748	5,056,778
Total Puerto Rico	$1,393,761	$545,707	$1,027,993	$2,255	$384	$2,970,100	$16,913,372	$19,883,472
Popular U.S.
Commercial multi-family	$85,901	$7,123	$6,979	$-	$-	$100,003	$1,301,537	$1,401,540
Commercial real estate non-owner occupied	152,635	9,839	46,555	-	-	209,029	1,672,715	1,881,744
Commercial real estate owner occupied	49,415	23,963	2,394	-	-	75,772	223,167	298,939
Commercial and industrial	5,825	1,084	76,459	-	-	83,368	1,004,785	1,088,153
Total Commercial	293,776	42,009	132,387	-	-	468,172	4,202,204	4,670,376
Construction	35,375	37,741	58,005	-	-	131,121	562,373	693,494
Mortgage	-	-	11,032	-	-	11,032	790,903	801,935
Legacy	534	224	2,409	-	-	3,167	22,782	25,949
Consumer:
Credit cards	-	-	-	-	-	-	38	38
HELOCs	-	-	2,615	-	10,964	13,579	129,473	143,052
Personal	-	-	1,910	-	701	2,611	286,738	289,349
Other	-	-	4	-	-	4	220	224
Total Consumer	-	-	4,529	-	11,665	16,194	416,469	432,663
Total Popular U.S.	$329,685	$79,974	$208,362	$-	$11,665	$629,686	$5,994,731	$6,624,417
Popular, Inc.
Commercial multi-family	$87,535	$11,671	$10,569	$-	$-	$109,775	$1,437,393	$1,547,168
Commercial real estate non-owner occupied	623,141	243,012	389,517	-	-	1,255,670	2,948,675	4,204,345
Commercial real estate owner occupied	311,891	198,473	293,862	2,078	-	806,304	1,214,888	2,021,192
Commercial and industrial	660,917	131,725	232,974	177	73	1,025,866	3,244,448	4,270,314
Total Commercial	1,683,484	584,881	926,922	2,255	73	3,197,615	8,845,404	12,043,019
Construction	35,522	38,375	59,793	-	-	133,690	645,759	779,449
Mortgage	3,057	2,182	165,538	-	-	170,777	7,064,481	7,235,258
Legacy	534	224	2,409	-	-	3,167	22,782	25,949
Leasing	-	-	3,301	-	12	3,313	931,460	934,773
Consumer:
Credit cards	-	-	16,035	-	-	16,035	1,031,276	1,047,311
HELOCs	-	-	2,780	-	10,964	13,744	134,659	148,403
Personal	849	19	20,737	-	701	22,306	1,517,668	1,539,974
Auto	-	-	24,093	-	84	24,177	2,584,608	2,608,785
Other	-	-	14,747	-	215	14,962	130,006	144,968
Total Consumer	849	19	78,392	-	11,964	91,224	5,398,217	5,489,441
Total Popular, Inc.	$1,723,446	$625,681	$1,236,355	$2,255	$12,049	$3,599,786	$22,908,103	$26,507,889

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

The following table sets forth the activity in the FDIC loss-share asset for the years ended December 31, 2018 and 2017.

	Years ended December 31,
(In thousands)	2018	2017
Balance at beginning of year	$46,316	$69,334
FDIC loss-share Termination Agreement	(45,659)	-
Amortization	(934)	(469)
Credit impairment losses to be covered under loss sharing agreements	104	3,136
Reimbursable expenses	537	2,454
Net payments from FDIC under loss-sharing agreements	(364)	(22,589)
Other adjustments attributable to FDIC loss-sharing agreements	-	(5,550)
Balance at end of period	$-	$46,316
Balance due to the FDIC for recoveries on covered assets	-	(1,124)
Balance at end of period	$-	$45,192

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

The following table presents the components of mortgage banking activities:

	Years ended December 31,
(In thousands)	2019	2018	2017
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$46,952	$49,532	$48,300
Mortgage servicing rights fair value adjustments	(27,430)	(8,477)	(36,519)
Total mortgage servicing fees, net of fair value adjustments	19,522	41,055	11,781
Net gain on sale of loans, including valuation on loans held for sale	18,817	9,424	17,088
Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	-	(253)	184
Realized (losses) gains on closed derivative positions	(6,246)	2,576	(3,557)
Total trading account (loss) profit	(6,246)	2,323	(3,373)
Total mortgage banking activities	$32,093	$52,802	$25,496

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

No liabilities were incurred as a result of these securitizations during the years ended December 31, 2019 and 2018 because they did not contain any credit recourse arrangements. The Corporation recorded a net gain of $17.2 million and $8.9 million, respectively, during the years ended December 31, 2019 and 2018 related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the years ended December 31, 2019 and 2018:

	Proceeds Obtained During the Year Ended December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$347,396	$-	$347,396
Mortgage-backed securities - FNMA	-	111,362	-	111,362
Total trading account debt securities	$-	$458,758	$-	$458,758
Mortgage servicing rights	$-	$-	$8,185	$8,185
Total	$-	$458,758	$8,185	$466,943

	Proceeds Obtained During the Year Ended December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Initial fair value
Assets
Debt securities available for sale:
Mortgage-backed securities - FNMA	$-	$11,865	$-	$11,865
Total debt securities available-for-sale	$-	$11,865	-	$11,865
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$412,500	$-	$412,500
Mortgage-backed securities - FNMA	-	82,320	-	82,320
Total trading account debt securities	$-	$494,820	$-	$494,820
Mortgage servicing rights	$-	$-	$9,337	$9,337
Total	$-	$506,685	$9,337	$516,022

During the year ended December 31, 2019, the Corporation retained servicing rights on whole loan sales involving approximately $63 million in principal balance outstanding (2018 - $57 million), with net realized gains of approximately $1.6 million (2018 - $0.8 million). All loan sales performed during the years ended December 31, 2019 and 2018 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the years ended December 31, 2019 and 2018.

Residential MSRs
(In thousands)	December 31, 2019	December 31, 2018
Fair value at beginning of period	$169,777	$168,031
Additions	9,143	10,223
Changes due to payments on loans[1]	(11,549)	(13,459)
Reduction due to loan repurchases	(1,777)	(3,721)
Changes in fair value due to changes in valuation model inputs or assumptions	(14,190)	8,703
Other disposals	(498)	-
Fair value at end of period	$150,906	$169,777
[1] Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $14.8 billion at December 31, 2019 (2018 - $15.7 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At December 31, 2019, those weighted average mortgage servicing fees were 0.30% (2018 – 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the years ended December 31, 2019 and 2018 were as follows:
	Years ended
	December 31, 2019	December 31, 2018
Prepayment speed	7.0%	5.0%
Weighted average life (in years)	9.5	10.8
Discount rate (annual rate)	10.9%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2019	2018	2019	2018
Fair value of servicing rights	$58,842	$69,400	$92,064	$100,377
Weighted average life (in years)	6.7	7.1	6.3	6.6
Weighted average prepayment speed (annual rate)	5.7%	5.1%	6.2%	5.5%
Impact on fair value of 10% adverse change	$(1,303)	$(1,430)	$(2,306)	$(2,200)
Impact on fair value of 20% adverse change	$(2,568)	$(2,817)	$(4,525)	$(4,328)
Weighted average discount rate (annual rate)	11.4%	11.5%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(2,381)	$(3,125)	$(3,603)	$(4,354)
Impact on fair value of 20% adverse change	$(4,596)	$(6,019)	$(6,959)	$(8,394)

The sensitivity analyses presented in the tables above for servicing rights are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. At December 31, 2019, the Corporation serviced $1.2 billion (2018 - $1.3 billion) in residential mortgage loans with credit recourse to the Corporation. Refer to Note 25 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At December 31, 2019, the Corporation had recorded $103 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (2018 - $134 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the year ended December 31, 2019, the Corporation repurchased approximately $104 million of mortgage loans under the GNMA buy-back option program (2018 - $321 million). The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, the risk associated with these loans is reduced due to their guaranteed nature. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them by the Corporation, including its own loan portfolio, for the years ended December 31, 2019 and 2018, are disclosed in the following tables. Loans securitized/sold represent loans in which the Corporation has continuing involvement in the form of credit recourse.

2019
(In thousands)	Total principal amount of loans, net of unearned	Principal amount 60 days or more past due	Net credit losses (recoveries)
Loans (owned and managed):
Commercial	$12,312,751	$200,568	$66,119
Construction	831,092	145	(898)
Legacy	22,105	2,007	(1,399)
Lease financing	1,059,507	6,710	9,337
Mortgage	8,404,911	1,071,537	40,644
Consumer	5,997,886	140,928	142,470
Less:
Loans securitized / sold	1,162,176	72,574	(1,146)
Loans held-for-sale	59,203	-	-
Loans held-in-portfolio	$27,406,873	$1,349,321	$257,419

2018
(In thousands)	Total principal amount of loans, net of unearned	Principal amount 60 days or more past due	Net credit losses (recoveries)
Loans (owned and managed):
Commercial	$12,043,019	$290,759	$85,715
Construction	779,449	13,848	4,452
Legacy	25,949	3,072	(2,032)
Lease financing	934,773	5,140	6,030
Mortgage	8,620,667	1,315,384	66,209
Consumer	5,489,441	117,775	122,170
Less:
Loans securitized / sold	1,333,987	129,443	394
Loans held-for-sale	51,422	-	-
Loans held-in-portfolio	$26,507,889	$1,616,535	$282,150

Note 13 - Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

(In thousands)	Useful life in years	2019	2018
Premises and equipment:
Land		$114,481	$120,519
Buildings	10-50	535,602	515,985
Equipment	2-10	362,543	336,722
Leasehold improvements	3-10	92,923	84,244
		991,068	936,951
Less - Accumulated depreciation and amortization		561,742	533,930
Subtotal		429,326	403,021
Construction in progress		12,843	32,334
Premises and equipment, net		$556,650	$555,874
Other premises and equipment:
Buildings under capital leases	7-20	$-	$28,264
Less - Accumulated amortization		-	14,330
Other premises and equipment, net		$-	$13,934
Total premises and equipment, net		$556,650	$569,808

Depreciation and amortization of premises and equipment for the year 2019 was $58.1 million (2018 -$52.5 million; 2017 - $47.1 million), of which $27.3 million (2018 - $24.3 million; 2017 - $22.4 million) was charged to occupancy expense and $30.8 million (2018 - $28.2 million; 2017 - $24.7 million) was charged to equipment, communications and other operating expenses. Occupancy expense of premises and equipment is net of rental income of $19.3 million (2018 - $28.2 million; 2017 - $26.6 million). For information related to the amortization expense of finance leases, refer to Note 35 - Leases.

Note 14 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the years ended December 31, 2019, 2018 and 2017.

	For the year ended December 31, 2019
	Non-covered	Non-covered
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(1,584)	(4,541)	(6,125)
Additions	6,801	62,630	69,431
Sales	(9,892)	(67,137)	(77,029)
Other adjustments	(160)	(750)	(910)
Ending balance	$16,959	$105,113	$122,072

	For the year ended December 31, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(2,974)	(10,380)	(287)	(13,641)
Additions	10,688	41,167	-	51,855
Sales	(8,108)	(78,330)	(3,282)	(89,720)
Other adjustments	777	(728)	(693)	(644)
Transfer to non-covered status[1]	-	15,333	(15,333)	-
Ending balance	$21,794	$114,911	$-	$136,705
[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

	For the year ended December 31, 2017
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$20,401	$160,044	$32,128	$212,573
Write-downs in value[1]	(5,011)	(16,876)	(3,311)	(25,198)
Additions	8,918	70,763	9,912	89,593
Sales	(2,765)	(68,145)	(16,273)	(87,183)
Other adjustments	(132)	2,063	(2,861)	(930)
Ending balance	$21,411	$147,849	$19,595	$188,855
[1]	Includes $2.7 million related to the damages from Hurricane Maria, of which $1.3 million were for commercial and $1.4 million for residential.

Note 15 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	December 31, 2019	December 31, 2018
Net deferred tax assets (net of valuation allowance)	$886,353	$1,049,895
Investments under the equity method	237,081	228,072
Prepaid taxes	47,226	33,842
Other prepaid expenses	82,425	82,742
Derivative assets	17,966	13,603
Trades receivable from brokers and counterparties	47,049	40,088
Principal, interest and escrow servicing advances	77,800	88,371
Guaranteed mortgage loan claims receivable	108,946	59,613
Operating ROU assets (Note 35)	149,849	-
Finance ROU assets (Note 35)	12,888	-
Others	152,032	117,908
Total other assets	$1,819,615	$1,714,134

Note 16 - Investments in equity investees

During the year ended December 31, 2019, the Corporation recorded earnings of $43.0 million, from its equity investments, compared to $38.0 million for the year ended December 31, 2018. The carrying value of the Corporation’s equity method investments was $237 million and $228 million at December 31, 2019 and 2018, respectively.

The following table presents aggregated summarized financial information of the Corporation’s equity method investees:

Years ended December 31,	2019	2018	2017
(In thousands)
Operating results:
Total revenues	$927,510	$1,074,055	$931,627
Total expenses	677,385	673,632	663,069
Income tax expense	54,936	65,817	42,799
Net income	$195,189	$334,606	$225,759

At December 31,		2019	2018
(In thousands)
Balance Sheet:
Total assets		$7,911,752	$8,652,539
Total liabilities		$6,425,642	$6,090,722

Summarized financial information for these investees may be presented on a lag, due to the unavailability of information for the investees, at the respective balance sheet dates.

Note 17 – Goodwill and other intangible assets

There were no changes in the carrying amount of goodwill for the year ended December 31, 2019.

The changes in the carrying amount of goodwill for the year ended December 31, 2018, allocated by reportable segments, were as follows (refer to Note 40 for the definition of the Corporation’s reportable segments):

2018
			Purchase
	Balance at	Goodwill on	accounting	Goodwill	Balance at
(In thousands)	January 1, 2018	acquisition	adjustments	impairment	December 31, 2018
Banco Popular de Puerto Rico	$276,420	$60,242	$(16,414)	$-	$320,248
Popular U.S.	350,874	-	-	-	350,874
Total Popular, Inc.	$627,294	$60,242	$(16,414)	$-	$671,122

The goodwill recognized during the year ended December 31, 2018 in the reportable segment of Banco Popular de Puerto Rico of $43.8 million, net of purchase accounting adjustments, was related to the Reliable Transaction. Refer to Note 4, Business combination, for additional information.

At December 31, 2019 and 2018, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
December 31, 2019
Core deposits	$37,224	$29,792	$7,432
Other customer relationships	42,909	28,075	14,834
Trademark	488	138	350
Total other intangible assets	$80,621	$58,005	$22,616
December 31, 2018
Core deposits	$37,224	$26,070	$11,154
Other customer relationships	34,915	25,847	9,068
Trademark	488	41	447
Total other intangible assets	$72,627	$51,958	$20,669

During the year ended December 31, 2019, the Corporation recognized $9.6 million in customer relationship intangibles in connection with the acquisition of a credit card portfolio in Puerto Rico.

The trademark recognized during the year ended December 31, 2018 of $0.5 million was related to the Reliable Transaction. Refer to Note 4, Business combination, for additional information.

During the year ended December 31, 2019, the Corporation recognized $ 9.4 million in amortization expense related to other intangible assets with definite useful lives (2018 - $ 9.3 million; 2017 - $9.4 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Year 2020	$6,369
Year 2021	3,559
Year 2022	2,683
Year 2023	2,642
Year 2024	2,355
Later years	5,008

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

The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting units where the goodwill is recorded. Declines in the Corporation’s market capitalization could increase the risk of goodwill impairment in the future. Refer to Note 3, New Accounting Pronouncements, for changes on the annual goodwill impairment test in accordance with ASU 2017-04.

Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

December 31, 2019
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2019	impairment	2019	2019	impairment	2019
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122	$839,334	$168,212	$671,122

December 31, 2018
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2018	impairment	2018	2018	impairment	2018
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$280,221	$3,801	$276,420	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874	515,285	164,411	350,874
Total Popular, Inc.	$795,506	$168,212	$627,294	$839,334	$168,212	$671,122

Note 18 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	December 31, 2019	December 31, 2018
Savings accounts	$10,618,629	$9,722,824
NOW, money market and other interest bearing demand deposits	16,305,007	13,221,415
Total savings, NOW, money market and other interest bearing demand deposits	26,923,636	22,944,239
Certificates of deposit:
Under $100,000	3,133,840	3,260,330
$100,000 and over	4,540,957	4,356,434
Total certificates of deposit	7,674,797	7,616,764
Total interest bearing deposits	$34,598,433	$30,561,003

A summary of certificates of deposit by maturity at December 31, 2019 follows:

(In thousands)
2020	$4,612,460
2021	1,149,007
2022	734,322
2023	502,572
2024	615,875
2025 and thereafter	60,561
Total certificates of deposit	$7,674,797

At December 31, 2019, the Corporation had brokered deposits amounting to $0.5 billion (December 31, 2018 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $4 million at December 31, 2019 (December 31, 2018 - $5 million).

Note 19 – Borrowings

Assets sold under agreements to repurchase amounted $193 million at December 31, 2019 and $282 million December 31, 2018.

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

Repurchase agreements accounted for as secured borrowings
	December 31, 2019		December 31, 2018
		Repurchase liability		Repurchase liability
	Repurchase	weighted average	Repurchase	weighted average
(Dollars in thousands)	liability	interest rate	liability	interest rate
U.S. Treasury securities
Within 30 days	$88,646	2.59%	$138,689	2.56%
After 30 to 90 days	78,061	2.36	79,374	2.47
After 90 days	24,538	2.52	19,558	2.72
Total U.S. Treasury securities	191,245	2.49	237,621	2.54
Obligations of U.S. government sponsored entities
After 30 to 90 days	-	-	6,055	2.45
Total obligations of U.S. government sponsored entities	-	-	6,055	2.45
Mortgage-backed securities
Within 30 days	1,235	0.30	6,859	1.15
After 90 days	-	-	20,465	2.75
Total mortgage-backed securities	1,235	0.30	27,324	2.35
Collateralized mortgage obligations
Within 30 days	898	0.24	10,529	0.25
Total collateralized mortgage obligations	898	0.24	10,529	0.25
Total	$193,378	2.46%	$281,529	2.43%

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

There were no other short-term borrowings outstanding at December 31, 2019, compared to $42 thousand at December 31, 2018.

Assets sold under agreements to repurchase:
(Dollars in thousands)	2019	2018
Maximum aggregate balance outstanding at any month-end	$281,833	$401,606
Average monthly aggregate balance outstanding	$222,565	$330,585
Weighted average interest rate:
For the year	2.64%	2.01%
At December 31	2.50%	2.44%

The following table presents information related to the Corporation’s other short-term borrowings for the periods ended December 31, 2019 and December 31, 2018.

Other short-term borrowings:
(Dollars in thousands)	2019	2018
Others	$-	$42
Balance outstanding at the end of the period	$-	$42
Maximum aggregate balance outstanding at any month-end	$160,000	$186,200
Average monthly aggregate balance outstanding	$8,703	$27,833
Weighted average interest rate:
For the year	2.50%	2.04%
At December 31	1.85%	2.53%

The following table presents the composition of notes payable at December 31, 2019 and December 31, 2018.

(In thousands)	December 31, 2019	December 31, 2018
Advances with the FHLB with maturities ranging from 2020 through 2029 paying interest at monthly fixed rates ranging from 1.14% to 4.19% (2018 - 0.95% to 4.19%)	$421,399	$524,052
Advances with the FHLB maturing on 2019 paying interest monthly at a floating rate of 0.34% over 1 month LIBOR	-	13,000
Advances with the FHLB maturing on 2019 paying interest quarterly at floating rates ranging from 0.12% to 0.24% over the 3 month LIBOR	-	19,724
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $4,693 (2018 - $5,961)	295,307	294,039
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $396 (2018 - $423)	384,902	384,875
Capital lease obligations	-	20,412
Total notes payable	$1,101,608	$1,256,102

A breakdown of borrowings by contractual maturities at December 31, 2019 is included in the table below.
	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2020	$193,378	$139,920	$333,298
2021	-	50,040	50,040
2022	-	103,148	103,148
2023	-	318,568	318,568
2024	-	28,373	28,373
Later years	-	461,559	461,559
Total borrowings	$193,378	$1,101,608	$1,294,986

At December 31, 2019 and 2018, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.6 billion and $3.4 billion, respectively, of which $0.4 billion and $0.6 billion, respectively, were used. In addition, at December 31, 2019 and 2018, the Corporation had placed $0.9 billion of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at December 31, 2019, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.1 billion (2018 - $1.2 billion), which remained unused at December 31, 2019 and December 31, 2018.

Note 20 – Trust preferred securities

Statutory trusts established by the Corporation (Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation.

The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation pursuant to accounting principles generally accepted in the United States of America.

The junior subordinated debentures are included by the Corporation as notes payable in the Consolidated Statements of Financial Condition, while the common securities issued by the issuer trusts are included as debt securities held-to-maturity. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.

During the quarter ended September 30, 2018, Popular North America, Inc. (“PNA”), a wholly-owned subsidiary of the Corporation, redeemed all outstanding capital securities issued by BanPonce Trust I (the “Trust”), a statutory trust established by PNA, with an aggregate book value of $53 million, along with the common securities issued by the Trust, which resulted in the concurrent extinguishment of the related junior subordinated debentures amounting to $55 million.

The following table presents financial data pertaining to the different trusts at December 31, 2019 and 2018.

(Dollars in thousands)
		Popular
	Popular	North America	Popular
Issuer	Capital Trust I	Capital Trust I	Capital Trust Il
Capital securities	$181,063	$91,651	$101,023
Distribution rate	6.700%	6.564%	6.125%
Common securities	$5,601	$2,835	$3,125
Junior subordinated debentures aggregate liquidation amount	$186,664	$94,486	$104,148
Stated maturity date	November 2033	September 2034	December 2034
Reference notes	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]

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

At December 31, 2019 and 2018, the Corporation’s $374 million in trust preferred securities outstanding do not qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

Note 21 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	December 31, 2019	December 31, 2018
Accrued expenses	$273,184	$276,120
Accrued interest payable	44,026	44,638
Accounts payable	65,688	66,381
Dividends payable	29,027	25,092
Trades payable	4,084	64
Liability for GNMA loans sold with an option to repurchase	102,663	134,260
Reserves for loan indemnifications	38,074	67,066
Reserve for operational losses	35,665	40,921
Operating lease liabilities (Note 35)	165,139	-
Finance lease liabilities (Note 35)	19,810	-
Pension benefit obligation	52,616	68,736
Postretirement benefit obligation	168,681	153,415
Others	46,296	45,115
Total other liabilities	$1,044,953	$921,808

Note 22 – Stockholders’ equity

The Corporation’s common stock ranks junior to all series of preferred stock as to dividend rights and / or as to rights on liquidation, dissolution or winding up of the Corporation. Dividends on each series of preferred stocks are payable if declared. The Corporation’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Corporation fails to pay or set aside full dividends on the preferred stock for the latest dividend period. The ability of the Corporation to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Corporation, general business conditions and other factors deemed relevant by the Corporation’s Board of Directors.

The Corporation’s common stock trades on the NASDAQ Stock Market LLC (the “NASDAQ”) under the symbol BPOP. The 2003 Series A and 2008 Series B Preferred Stock are not listed on NASDAQ.

Preferred stocks

The Corporation has 30,000,000 shares of authorized preferred stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s shares of preferred stock issued and outstanding at December 31, 2019 and 2018 consisted of:

• 6.375% non-cumulative monthly income preferred stock, 2003 Series A, no par value, liquidation preference value of $25 per share. Holders on record of the 2003 Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Corporation or an authorized committee thereof, out of funds legally available, non-cumulative cash dividends at the annual rate per share of 6.375% of their liquidation preference value, or $0.1328125 per share per month. These shares of preferred stock are perpetual, nonconvertible, have no preferential rights to purchase any securities of the Corporation and are redeemable solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System. The redemption price per share is $25.00. The shares of 2003 Series A Preferred Stock have no voting rights, except for certain rights in instances when the Corporation does not pay dividends for a defined period. These shares are not subject to any sinking fund requirement. Cash dividends declared and paid on the 2003 Series A Preferred Stock amounted to $1.4 million for the year ended December 31, 2019, 2018 and 2017. Outstanding shares of 2003 Series A Preferred Stock amounted to 885,726 at December 31, 2019, 2018 and 2017.

• 8.25% non-cumulative monthly income preferred stock, 2008 Series B, no par value, liquidation preference value of $25 per share. The shares of 2008 Series B Preferred Stock were issued in May 2008. Holders of record of the 2008 Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Corporation or an authorized committee thereof, out of funds legally available, non-cumulative cash dividends at the annual rate per share of 8.25% of their liquidation preferences, or $0.171875 per share per month. These shares of preferred stock are perpetual, nonconvertible, have no preferential rights to purchase any securities of the Corporation and are redeemable solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System beginning on May 28, 2013. Cash dividends declared and paid on the 2008 Series B Preferred Stock amounted to $ 2.3 million for the year ended December 31, 2019, 2018 and 2017. Outstanding shares of 2008 Series B Preferred Stock amounted to 1,120,665 at December 31, 2019, 2018 and 2017.

On February 24, 2020, the Corporation redeemed all the outstanding shares of the 2008 Series B Preferred Stock. The redemption price of the 2008 Series B Preferred Stock was $25.00 per share, plus $0.1375 (representing the amount of accrued and unpaid dividends for the current monthly dividend period to the redemption date), for a total payment per share in the amount of $25.1375.

Common stocks

Dividends

During the year 2019, cash dividends of $1.20 (2018 - $1.00; 2017 - $1.00) per common share outstanding were declared amounting to $116.0 million (2018 - $101.3 million; 2017 - $102.1 million) of which $29.0 million were payable to shareholders of common stock at December 31, 2019 (2018 - $25.1 million; 2017 - $25.5 million). The quarterly dividend of $0.30 per share declared to shareholders of record as of the close of business on December 5, 2019, was paid on January 2, 2020. On January 9, 2020, the Corporation announced as part of its capital plan for 2020, an increase in its quarterly common stock dividend from $0.30 per share to $0.40 per share, beginning in the second quarter of 2020, subject to approval by its Board of Directors. On February 28, 2020, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.40 per share on its outstanding common stock, payable on April 1, 2020 to shareholders of record at the close of business on March 19, 2020.

Accelerated share repurchase transaction (“ASR”)

During the fourth quarter of 2019, the Corporation completed a $250 million ASR. In connection therewith, the Corporation received an initial delivery of 3,500,000 shares of common stock during the first quarter of 2019 and received 1,165,607 additional shares of common stock during the fourth quarter of 2019. The final number of shares delivered at settlement was based on the average daily volume weighted average prince (“VWAP”) of its common stock, net of a discount, during the term of the ASR of $53.58. In connection with the transaction, the Corporation recognized $266 million in treasury stock, offset by $16 million adjustment to capital surplus. During 2018, the Corporation completed a $125 million ASR receiving 2,438,180 shares and recording $125 million in treasury stock. During 2017, the Corporation completed a $75 million ASR receiving 1,847,372 shares and recording $80 million in treasury stock, based on the stock’s spot price, offset by $5 million adjustment to capital surplus, resulting from the decline in the Corporation’s stock price during the term of the ASR.

On January 31, 2020, the Corporation entered into a $500 million ASR with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial shares, the Corporation recognized $400 million in treasury stock and $100 million as a reduction in capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR.

Statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $659 million at December 31, 2019 (2018 - $599 million; 2017 - $540 million). During 2019, $60 million was transferred to the statutory reserve account (2018 - $58 million, 2017 - $27 million). BPPR was in compliance with the statutory reserve requirement in 2019, 2018 and 2017.

Note 23 – Regulatory capital requirements

The Corporation, BPPR and PB are subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Popular, Inc., BPPR and PB are subject to Basel III capital requirements, including also revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets.

The Basel III Capital Rules established a Common Equity Tier I (“CET1”) capital measure and related regulatory capital ratio CET1 to risk-weighted assets.

The Basel III Capital Rules provide that a depository institution will be deemed to be well capitalized if it maintained a leverage ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that at December 31, 2019 and 2018, the Corporation exceeded all capital adequacy requirements to which it is subject.

The Corporation has been designated by the Federal Reserve Board as a Financial Holding Company (“FHC”) and is eligible to engage in certain financial activities permitted under the Gramm-Leach-Bliley Act of 1999.

At December 31, 2019 and 2018, BPPR and PB were well-capitalized under the regulatory framework for prompt corrective action.

The following tables present the Corporation’s risk-based capital and leverage ratios at December 31, 2019 and 2018 under the Basel III regulatory guidance .

	Actual		Capital adequacy minimum requirement (including conservation capital buffer)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
	2019
Total Capital (to Risk-Weighted Assets):
Corporation	$5,858,615	20.31%	$3,028,239	10.500%
BPPR	4,226,374	19.98	2,220,908	10.500
PB	1,211,045	16.98	748,836	10.500

Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,121,240	17.76%	$2,018,826	7.000%
BPPR	3,958,518	18.72	1,480,605	7.000
PB	1,165,710	16.35	499,224	7.000

Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,121,240	17.76%	$2,451,431	8.500%
BPPR	3,958,518	18.72	1,797,878	8.500
PB	1,165,710	16.35	606,200	8.500

Tier I Capital (to Average Assets):
Corporation	$5,121,240	10.03%	$2,042,299	4%
BPPR	3,958,518	9.62	1,645,851	4
PB	1,165,710	12.33	378,041	4

	Actual		Capital adequacy minimum requirement (including conservation capital buffer)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
	2018
Total Capital (to Risk-Weighted Assets):
Corporation	$5,354,199	19.54%	$2,706,117	9.875%
BPPR	3,900,536	19.00	2,027,005	9.875
PB	1,148,253	17.82	636,450	9.875

Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$4,631,511	16.90%	$1,746,987	6.375%
BPPR	3,638,009	17.72	1,308,573	6.375
PB	1,085,829	16.85	410,873	6.375

Tier I Capital (to Risk-Weighted Assets):
Corporation	$4,631,511	16.90%	$2,158,043	7.875%
BPPR	3,638,009	17.72	1,616,473	7.875
PB	1,085,829	16.85	507,549	7.875

Tier I Capital (to Average Assets):
Corporation	$4,631,511	9.88%	$1,875,057	4%
BPPR	3,638,009	9.62	1,512,568	4
PB	1,085,829	12.42	349,580	4

The following table presents the minimum amounts and ratios for the Corporation’s banks to be categorized as well-capitalized.

	2019		2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
BPPR	$2,115,150	10%	$2,052,664	10%
PB	713,177	10	644,506	10

Common Equity Tier I Capital (to Risk-Weighted Assets):
BPPR	$1,374,848	6.5%	$1,334,231	6.5%
PB	463,565	6.5	418,929	6.5

Tier I Capital (to Risk-Weighted Assets):
BPPR	$1,692,120	8%	$1,642,131	8%
PB	570,542	8	515,605	8

Tier I Capital (to Average Assets):
BPPR	$2,057,314	5%	$1,890,709	5%
PB	472,551	5	436,975	5

Note 24 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the years ended December 31, 2019, 2018 and 2017.
	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Years ended December 31,
(In thousands)		2019	2018	2017
Foreign currency translation	Beginning Balance	$(49,936)	$(43,034)	$(39,956)
	Other comprehensive loss	(6,847)	(6,902)	(3,078)
	Net change	(6,847)	(6,902)	(3,078)
	Ending balance	$(56,783)	$(49,936)	$(43,034)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(203,836)	$(205,408)	$(211,610)
	Other comprehensive loss before reclassifications	(13,671)	(9,453)	(5,164)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	14,691	13,141	13,684
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	-	(2,116)	(2,318)
	Net change	1,020	1,572	6,202
	Ending balance	$(202,816)	$(203,836)	$(205,408)
Unrealized net holding gains (losses) on debt securities	Beginning Balance	$(173,811)	$(102,775)	$(69,003)
	Other comprehensive income (loss) before reclassifications	265,950	(71,036)	(40,446)
	Other-than-temporary impairment amounts reclassified from accumulated other comprehensive loss	-	-	6,740
	Amounts reclassified from accumulated other comprehensive loss for losses (gains) on securities	16	-	(66)
	Net change	265,966	(71,036)	(33,772)
	Ending balance	$92,155	$(173,811)	$(102,775)
Unrealized net holding gains on equity securities	Beginning Balance	$-	$605	$685
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	(605)	-
	Other comprehensive income before reclassifications	-	-	121
	Amounts reclassified from accumulated other comprehensive income for gains on securities	-	-	(201)
	Net change	-	(605)	(80)
	Ending balance	$-	$-	$605
Unrealized net losses on cash flow hedges	Beginning Balance	$(391)	$(40)	$(402)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	(50)	-	-
	Other comprehensive (loss) income before reclassifications	(4,439)	326	(790)
	Amounts reclassified from accumulated other comprehensive loss	2,386	(677)	1,152
	Net change	(2,103)	(351)	362
	Ending balance	$(2,494)	$(391)	$(40)
	Total	$(169,938)	$(427,974)	$(350,652)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2019, 2018, and 2017.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Years ended December 31,
(In thousands)	Consolidated Statements of Operations	2019	2018	2017
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(23,508)	$(21,542)	$(22,428)
Amortization of prior service credit	Personnel costs	-	3,470	3,800
	Total before tax	(23,508)	(18,072)	(18,628)
	Income tax benefit	8,817	7,047	7,262
	Total net of tax	$(14,691)	$(11,025)	$(11,366)
Unrealized holding gains (losses) on debt securities
Realized (loss) gain on sale of debt securities	Net (loss) gain on sale of debt securities	$(20)	$-	$83
	Other-than-temporary impairment losses on debt securities	-	-	(8,299)
	Total before tax	(20)	-	(8,216)
	Income tax benefit	4	-	1,542
	Total net of tax	$(16)	$-	$(6,674)
Unrealized holding gains on equity securities
Realized gain on sale of equity securities	Net gain, including impairment on equity securities	$-	$-	$251
	Total before tax	-	-	251
	Income tax expense	-	-	(50)
	Total net of tax	$-	$-	$201
Unrealized net (losses) gains on cash flow hedges
Forward contracts	Mortgage banking activities	$(3,992)	$1,110	$(1,888)
Interest rate swaps	Other operating income	110	-	-
	Total before tax	(3,882)	1,110	(1,888)
	Income tax benefit (expense)	1,496	(433)	736
	Total net of tax	$(2,386)	$677	$(1,152)
	Total reclassification adjustments, net of tax	$(17,093)	$(10,348)	$(18,991)

Note 25 – Guarantees

The Corporation has obligations upon the occurrence of certain events under financial guarantees provided in certain contractual agreements as summarized below.

The Corporation issues financial standby letters of credit and has risk participation in standby letters of credit issued by other financial institutions, in each case to guarantee the performance of various customers to third parties. If the customers failed to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2019, the Corporation recorded a liability of $0.3 million (December 31, 2018 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. In accordance with the provisions of ASC Topic 460, the Corporation recognizes at fair value the obligation at inception of the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The contracted amounts in standby letters of credit outstanding at December 31, 2019 and 2018, shown in Note 26, represent the maximum potential amount of future payments that the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customers as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash, marketable securities, real estate, receivables, and others. Management does not anticipate any material losses related to these instruments.

Also, from time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject in certain instances, to lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. Also, from time to time, the Corporation may sell, in bulk sale transactions, residential mortgage loans and Small Business Administration (“SBA”) commercial loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.

At December 31, 2019, the Corporation serviced $1.2 billion (December 31, 2018 - $1.3 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2019, the Corporation repurchased approximately $57 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (2018 - $27 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At December 31, 2019, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $35 million (December 31, 2018 - $56 million). The following table shows the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of financial condition during the years ended December 31, 2019 and 2018.

	Years ended December 31,
(In thousands)	2019	2018
Balance as of beginning of period	$56,230	$58,820
Provision for recourse liability	2,122	12,200
Net charge-offs	(23,490)	(14,790)
Balance as of end of period	$34,862	$56,230

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases under BPPR’s representation and warranty arrangements during the year ended December 31, 2019 compared to $12 million during the year ended December 31, 2018. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the second quarter of 2019, the Corporation recorded the release of a $4.4 million reserve taken in connection with a sale of loans completed during the year 2013.

The following table presents the changes in the Corporation’s liability for estimated losses associated with the indemnifications and representations and warranties related to loans sold during the years ended December 31, 2019 and 2018.

	Years ended December 31,
(In thousands)	2019	2018
Balance as of beginning of period	$10,837	$11,742
Provision (reversal) for representation and warranties	(5,020)	78
Net charge-offs	(75)	(983)
Settlements paid	(2,530)	-
Balance as of end of period	$3,212	$10,837

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2019, the Corporation serviced $14.8 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2018 - $15.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At December 31, 2019, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $78 million (December 31, 2018 - $88 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at both December 31, 2019 and December 31, 2018, respectively. In addition, at both December 31, 2019 and December 31, 2018, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	December 31, 2019	December 31, 2018
Commitments to extend credit:
Credit card lines	$4,889,694	$4,468,481
Commercial and construction lines of credit	3,205,306	2,751,390
Other consumer unused credit commitments	262,516	254,491
Commercial letters of credit	2,629	2,695
Standby letters of credit	75,186	26,479
Commitments to originate or fund mortgage loans	96,653	22,629

At December 31, 2019 and 2018, the Corporation maintained a reserve of approximately $9 million and $8 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At December 31, 2019, the Corporation’s also maintained other non-credit commitments for approximately $2.5 million, primarily for the acquisition of other investments.

Business concentration

Since the Corporation’s business activities are concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 40 to the Consolidated Financial Statements.

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

At December 31, 2019 and 2018, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $432 million and $458 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $391 million consists of loans and $41 million are securities ($413 million and $ 45 million at December 31, 2018). Substantially all of the amount outstanding at December 31, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At December 31, 2019, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2019 the Corporation received principal payments amounting to $22 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of December 31, 2019:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$8	$-	$8	$8
After 5 to 10 years	30	-	30	30
After 10 years	540	-	540	540
Total Central Government	578	-	578	578
Municipalities
Within 1 year	3,745	78,108	81,853	81,853
After 1 to 5 years	17,580	139,283	156,863	156,863
After 5 to 10 years	18,195	82,967	101,162	101,162
After 10 years	655	90,601	91,256	91,256
Total Municipalities	40,175	390,959	431,134	431,134
Total Direct Government Exposure	$40,753	$390,959	$431,712	$431,712

In addition, at December 31, 2019, the Corporation had $350 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($368 million at December 31, 2018). These included $276 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2018 - $293 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at December 31, 2019, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2018 - $45 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, the Governor has not exercised this power as of the date hereof. In addition, at December 31, 2019, the Corporation had $7 million in securities issued by HFA that have been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations have been escrowed (December 31, 2018 - $7 million), and $21 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2018 - $23 million).

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

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $71 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $28.4 million as of December 31, 2019. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A motion for dismissal on the merits filed by the Defendant Insurance Companies was denied with a right to replead following limited targeted discovery. Each of the Puerto Rico Court of Appeals and the Puerto Rico Supreme Court denied the Popular Defendants’ request to review the lower court’s denial of the motion to dismiss. In December 2017, plaintiffs amended the complaint and, on January 2018, defendants filed an answer thereto. Separately, in October 2017, the Court entered an order whereby it broadly certified the class, after which the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which the Court declined to entertain. In November 2018 and in January 2019, Plaintiffs filed voluntary dismissal petitions against MAPFRE-PRAICO Insurance Company and Antilles Insurance Company, respectively, leaving the Popular Defendants as the sole remaining defendants in the action.

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

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015 Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in monopolistic practices in failing to offer this product). In July 2017, after co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment and, in March 2018, the Court of Appeals reversed the Court of First Instance’s dismissal. The Puerto Rico Supreme Court denied review. On August 15, 2019, the Popular Defendants and the Plaintiffs filed a Joint Motion where they informed the Court that Plaintiffs were simultaneously filing voluntary dismissals with prejudice against all other parties. On September 13, 2019, a status hearing was held where the Plaintiffs and the Popular Defendants informed the Court that the parties were in the process of stipulating a class for settlement purposes. The Court held a further status hearing on February 20, 2020, where it set a hearing for March 12, 2020 to preliminarily approve the terms of a proposed class settlement being negotiated among the parties.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks) be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, on August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. The Court of Appeals has entered an order where it consolidated three pending appeals related to the same subset of facts. The plaintiffs filed their appellate brief on August 2019, but on September 2019, the Court of Appeals ordered plaintiffs to submit a new brief for the consolidated appeals that complied with the applicable appellate procedural rules. In October 2019, plaintiffs filed a revised brief, which defendants believe yet again do not comply with applicable court rules. On November 4, 2019, defendants filed their appellate brief, along with a motion to dismiss the appeal due to the plaintiffs’ repeated failure to comply with the Circuit Court’s rules and orders. The appeal is now fully briefed and pending resolution.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. On April 5, 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration in April 2019, which Popular timely opposed. In September 2019, the Court issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. On October 17, 2019, the Plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which was denied on December 16, 2019. On January 13, 2020, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. The Court has yet to set a briefing schedule.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary mortgage lender in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand $30 million in damages plus attorney’s fees, costs and the annulment of their mortgages. BPPR extended plaintiffs four consecutive six-month payment forbearances, the last of which is still in effect. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral Bank-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement with the FDIC. The FDIC filed a Notice of Removal to the United States District Court for the District of Puerto Rico on March 2018 and, in April 2018, the state court stayed the proceedings in response thereto. In October 2018, the Court granted the FDIC’s motion to stay the proceedings until plaintiffs have exhausted administrative remedies and, thereafter, the FDIC filed a motion to dismiss all claims for lack of subject matter jurisdiction due to plaintiffs’ failure to properly make any applicable administrative claims. Such motion was referred to a Magistrate Judge, which on May 17, 2019 recommended that the motion be granted and all claims against the FDIC be dismissed. On September 30, 2019, the District Judge issued an order where she adopted the Report and Recommendation of the Magistrate Judge granting the FDIC’s Motion to Dismiss and remanding the remaining claims related to mortgage loans not acquired from Doral (approximately eight (8) loans) to the Commonwealth of Puerto Rico’s Court of First Instance. The District Judge has yet to issue an Opinion and Order triggering the applicable appeal terms. The parties, however, have reached a settlement in principle and expect to complete documentation related thereto during the first half of 2020.

Insufficient Funds Fees Class Action

On February 7, 2020, BPPR was served with a putative class action complaint captioned Soto-Melendez vs. Banco Popular de Puerto Rico, filed before the United States District Court for the District of Puerto Rico. The complaint alleges breach of contract due to BPPR’s purported practice of (a) assessing more than one insufficient funds fees (“NSF Fees”) on the same “item” or transaction and (b) charging both NSF Fees and overdraft fees (“OD Fees”) on the same item or transaction, and is filed on behalf of all persons who during the applicable statute of limitations period were charged NSF Fees and/or OD Fees pursuant to this purported practices. BPPR was served with process and expects to timely file a responsive pleading.

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

The Involuntary Debtors filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. After the Court held hearings on June and July 2019 to consider whether the involuntary petitions were filed in bad faith, that is, for an improper purpose that constitutes an abuse of the bankruptcy process on October 11,

2019, the Court entered an Opinion and Order determining that the involuntary petitions were not filed in bad faith and issued an order for relief under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. On October 25, 2019, the debtors filed a Notice of Appeal to the U.S. District Court. Debtors’ appellate briefs are due by March 4, 2020 and Lenders’ appellate briefs are due thirty (30) days thereafter.

On February 11, 2020, the Debtors initiated an adversary proceeding seeking in excess of $80 million in damages, alleging that in 2016 the Lenders illegally foreclosed on their accounts receivable and as a result illegally interfered with contracts entered with third parties, forcing the Debtors into bankruptcy. Debtors further seek a judgment declaring that Lenders do not possess security interests over certain personal property of the Debtors because either such security interests were not adequately perfected according to Puerto Rico law, or the security interests were lost upon the lapsing date of the financing statements that the Lenders had originally perfected in connection with such interests. Lenders expect to timely file a responsive pleading to the adversary proceeding.

POPULAR BANK

Employment-Related Litigation

On July 30, 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, on July 30, 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiffs in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. On October 21, 2019, PB and the other defendants filed several Motions to Dismiss. Plaintiffs opposed such motions on December 11, 2019 and PB and the other defendants replied on January 22, 2020. The Motions to Dismiss are pending resolution.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of February 28, 2020, is named as a respondent (among other broker-dealers) in 173 pending arbitration proceedings with aggregate claimed amounts of approximately $226 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

After the publication of the Final Report, the Oversight Board created a special claims committee (“SCC”) and, before the end of the applicable two-year statute of limitations for the filing of such claims pursuant to the U.S. Bankruptcy Code, the SCC, along with the Commonwealth’s Unsecured Creditors’ Committee (“UCC”), filed various avoidance, fraudulent transfer and other claims against third parties, including government vendors and financial institutions and other professionals involved in bond issuances being challenged as invalid by the SCC and the UCC. The Popular Companies, the SCC and the UCC have entered into a tolling agreement with respect to potential claims the SCC and the UCC, on behalf of the Commonwealth or other Title III debtors, may assert against the Popular Companies for the avoidance and recovery of payments and/or transfers made to the Popular Companies or as a result of any role of the Popular Companies in the offering of the aforementioned challenged bond issuances.

Note 27 – Non-consolidated variable interest entities

The Corporation is involved with three statutory trusts which it established to issue trust preferred securities to the public. These trusts are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The Corporation does not hold any variable interest in the trusts, and therefore, cannot be the trusts’ primary beneficiary. Furthermore, the Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trusts are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 30 to the Consolidated Financial Statements for additional information on the debt securities outstanding at December 31, 2019 and 2018, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at December 31, 2019 and 2018.

(In thousands)	December 31, 2019	December 31, 2018
Assets
Servicing assets:
Mortgage servicing rights	$115,718	$136,280
Total servicing assets	$115,718	$136,280
Other assets:
Servicing advances	$29,212	$37,988
Total other assets	$29,212	$37,988
Total assets	$144,930	$174,268
Maximum exposure to loss	$144,930	$174,268

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.9 billion at December 31, 2019 (December 31, 2018 - $10.6 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at December 31, 2019 and 2018 will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The Corporation has determined that PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC are VIEs but it is not the primary beneficiary. All decisions are made by Caribbean Property Group (“CPG”) (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint ventures any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint ventures. All financing facilities extended by BPPR to these joint ventures have been repaid in full. The Corporation maintains a variable interests in these VIEs in the form of the 24.9% equity interests. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013- International, LLC, and their maximum exposure to loss at December 31, 2019 and 2018.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Assets
Other assets:
Equity investment	$6,306	$6,469	$3,333	$5,794
Total assets	$6,306	$6,469	$3,333	$5,794
Liabilities
Deposits	$(3)	$(2,566)	$(5,081)	$(7,994)
Total liabilities	$(3)	$(2,566)	$(5,081)	$(7,994)
Total net assets	$6,303	$3,903	$(1,748)	$(2,200)
Maximum exposure to loss	$6,303	$3,903	$-	$-

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at December 31, 2019.

Note 28 – Derivative instruments and hedging activities

The use of derivatives is incorporated as part of the Corporation’s overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest income is not materially affected by movements in interest rates. The Corporation uses derivatives in its trading activities to facilitate customer transactions, and as a means of risk management. As a result of interest rate fluctuations, hedged fixed and variable interest rate assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Corporation’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management.

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

By using derivative instruments, the Corporation exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair value of the derivative asset. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Corporation, thus creating a repayment risk for the Corporation. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. On the other hand, when the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, the fair value of derivatives liabilities incorporates nonperformance risk or the risk that the obligation will not be fulfilled.

The credit risk attributed to the counterparty’s nonperformance risk is incorporated in the fair value of the derivatives. Additionally, as required by the fair value measurements guidance, the fair value of the Corporation’s own credit standing is considered in the fair value of the derivative liabilities. During the year ended December 31, 2019, inclusion of the credit risk in the fair value of the derivatives resulted in a gain of $0.2 million from the Corporation’s credit standing adjustment. During the years ended December 31, 2018 and 2017, the Corporation recognized a loss of $0.6 million and a gain of $0.2 million, respectively, from the Corporation’s credit standing adjustment. During the year ended December 31, 2017, the Corporation recognized a loss of $0.1 million from the assessment of the counterparties’ credit risk.

The Corporation’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In an event of default each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. Pursuant to the Corporation’s accounting policy, the fair value of derivatives is not offset with the fair value of other derivatives held with the same counterparty even if these agreements allow a right of set-off. In addition, the fair value of derivatives is not offset with the amounts for the right to reclaim financial collateral or the obligation to return financial collateral.

Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding at December 31, 2019 and 2018 were as follows:
	Notional amount		Derivative assets			Derivative liabilities

			Statement of	Fair value at		Statement of	Fair value at
	At December 31,		condition	December 31,		condition	December 31,
(In thousands)	2019	2018	classification	2019	2018	classification	2019	2018
Derivatives designated as
hedging instruments:
Forward contracts	$97,600	$89,590	Other assets	$32	$12	Other liabilities	$264	$734
Total derivatives designated
as hedging instruments	$97,600	$89,590		$32	$12		$264	$734

Derivatives not designated
as hedging instruments:
Interest rate caps	169,962	177,826	Other assets	1	125	Other liabilities	1	119
Indexed options on deposits	69,354	69,254	Other assets	17,933	13,466	-	-	-
Bifurcated embedded options	66,755	62,902	-	-	-	Interest bearing deposits	16,354	11,467
Total derivatives not
designated as
hedging instruments	$306,071	$309,982		$17,934	$13,591		$16,355	$11,586
Total derivative assets
and liabilities	$403,671	$399,572		$17,966	$13,603		$16,619	$12,320

Cash Flow Hedges

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are hedging a forecasted transaction and thus qualify for cash flow hedge accounting. Changes in the fair value of the derivatives are recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 83 days at December 31, 2019.

For cash flow hedges, net gains (losses) on derivative contracts that are reclassified from accumulated other comprehensive income (loss) to current period earnings are included in the line item in which the hedged item is recorded and during the period in which the forecasted transaction impacts earnings, as presented in the tables below.

Year ended December 31, 2019
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$(3,502)	Mortgage banking activities	$(3,992)	$-
Total	$(3,502)		$(3,992)	$-

Year ended December 31, 2018
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$536	Mortgage banking activities	$1,202	$(92)
Total	$536		$1,202	$(92)

Year ended December 31, 2017
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$(1,295)	Mortgage banking activities	$(1,920)	$32
Total	$(1,295)		$(1,920)	$32

Fair Value Hedges

At December 31, 2019 and 2018, there were no derivatives designated as fair value hedges.

Non-Hedging Activities

For the year ended December 31, 2019, the Corporation recognized a loss of $ 1.2 million (2018 – gain of $ 1.3 million; 2017 – loss of $ 0.9 million) related to its non-hedging derivatives, as detailed in the table below.

	Amount of Net Gain (Loss) Recognized in Income on Derivatives
		Year ended	Year ended	Year ended
	Classification of Net Gain (Loss)	December 31,	December 31,	December 31,
(In thousands)	Recognized in Income on Derivatives	2019	2018	2017
Forward contracts	Mortgage banking activities	$(2,254)	$1,213	$(1,484)
Interest rate swaps	Other operating income	-	-	51
Foreign currency forward contracts	Other operating income	-	-	67
Foreign currency forward contracts	Interest expense	-	-	(14)
Interest rate caps	Other operating income	(5)	(4)	(48)
Indexed options on deposits	Interest expense	7,898	114	5,934
Bifurcated embedded options	Interest expense	(6,883)	(50)	(5,429)
Total		$(1,244)	$1,273	$(923)

Forward Contracts

The Corporation has forward contracts to sell mortgage-backed securities, which are accounted for as trading derivatives. Changes in their fair value are recognized in mortgage banking activities.

Interest Rates Swaps and Foreign Currency and Exchange Rate Commitments

In addition to using derivative instruments as part of its interest rate risk management strategy, the Corporation also utilizes derivatives, such as interest rate swaps and foreign exchange forward contracts, in its capacity as an intermediary on behalf of its customers. The Corporation minimizes its market risk and credit risk by taking offsetting positions under the same terms and conditions with credit limit approvals and monitoring procedures. Market value changes on these swaps and other derivatives are recognized in earnings in the period of change.

Interest Rate Caps

The Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions under the same terms and conditions, thus minimizing its market and credit risks.

Indexed and Embedded Options

The Corporation offers certain customers’ deposits whose return are tied to the performance of the Standard and Poor’s (“S&P 500”) stock market indexes, and other deposits whose returns are tied to other stock market indexes or other equity securities performance. The Corporation bifurcated the related options embedded within these customers’ deposits from the host contract in accordance with ASC Subtopic 815-15. In order to limit the Corporation’s exposure to changes in these indexes, the Corporation purchases indexed options which returns are tied to the same indexes from major broker dealer companies in the over the counter market. Accordingly, the embedded options and the related indexed options are marked-to-market through earnings.

Note 29 – Related party transactions

The Corporation grants loans to its directors, executive officers, including certain related individuals or organizations, and affiliates in the ordinary course of business. The activity and balance of these loans were as follows:

(In thousands)
Balance at December 31, 2017	$182,989
New loans	1,068
Payments	(12,040)
Other changes	(38,698)
Balance at December 31, 2018	$133,319
New loans	1,491
Payments	(1,800)
Other changes, including existing loans to new related parties	44
Balance at December 31, 2019	$133,054
New loans and payments include disbursements and collections from existing lines of credit.

In June 2006, family members of a director of the Corporation, obtained a $0.8 million mortgage loan from Popular Mortgage, Inc., now a division of BPPR, secured by a residential property. The director was not a director of the Corporation at the time the loan was made. In March, 2012 the loan was restructured under BPPR’s loss mitigation program. During 2017, the borrower defaulted on his payment obligations under the restructured loan and as of December 31, 2018 the loan was 670 days past due. On October 2019, the Corporation completed a short sale of this loan which resulted in a charge-off of $0.4 million.

In 2010, as part of the Westernbank FDIC assisted transaction, BPPR acquired (i) four commercial loans made to entities that were wholly owned by one brother-in-law of a director of the Corporation and (ii) one commercial loan made to an entity that was owned by the same brother-in-law together with this director’s father-in-law and another brother-in-law. The loans were secured by real estate and personally guaranteed by the owners of each entity. The loans were originated by Westernbank between 2001 and 2005 and had an aggregate outstanding principal balance of approximately $33.5 million when they were acquired by BPPR in 2010. Between 2011 and 2014, the loans were restructured to consist of (i) five notes with an aggregate outstanding principal balance of $19.8 million with a 6% annual interest rate (“Notes A”) and (ii) five notes with an aggregate outstanding balance of $13.5 million with a 1% annual interest rate, to be paid upon maturity (“Notes B”). The restructured notes had a maturity of September 30, 2016 and, thereafter, various interim renewals were approved, with the last two renewals occurring in July and October 2019. The July and October 2019 renewals each included a three (3) month interim renewal from June 30, 2019 to September 30, 2019 and from September 30, 2019 to December 31, 2019, respectively, continuing under the same repayment schedule at a 4.5% fixed rate in Notes A and 1% fixed rate in Notes B. In February 2020, and pursuant to the terms of the Related Party Policy, the Audit Committee approved another renewal which includes a four (4) month interim renewal from December 31, 2019 to April 30, 2020 continuing at the same repayment schedule in Notes A and Notes B as the July and October 2019 renewals. After April 30, 2020, the approved renewal provides for a 24-month extension, from April 30, 2020 to April 30, 2022, with Notes A subject to an interest rate of 5%, and Notes B continuing at a 1% interest rate. The approved renewal also contemplates the modification and addition of certain covenants to Notes A. Also, the approved renewal provides for the entity owned by one brother-in-law together with a director’s father-in-law and another brother-in-law to purchase the participation of a director’s father-in-law and another brother-in-law, the consent for said entity and another related entity to incur in additional indebtedness, and the issuance by a third related entity of an unsecured term note in the amount of $49 thousand with a 5 year maturity at 7% interest rate. The aggregate outstanding balance on the loans as of December 31, 2019 was approximately $31.2 million.

The brother of an executive officer of the Corporation and his wife have three outstanding loans, each secured by the borrowers’ principal residence, where BPPR acts as either lender or servicer. The aggregate original amount of these loans was of $0.7 million, comprised of one mortgage loan of approximately $0.5 million, which is owned by a third-party investor and in which BPPR is the servicer, one mortgage loan of $0.1 million secured by a second mortgage and another mortgage loan of $0.1 million secured by a third mortgage. As of December 31, 2019, the borrowers were in default with their respective obligations under all of these loan agreements. In February 2019, and pursuant to the terms of the Related Party Policy, the Audit Committee approved a series of transactions related to the aforementioned mortgages. With respect to the first mortgage, the parties will enter into a deed in lieu of foreclosure pursuant to which the property will be transferred to the investor free and clear of liens. In connection therewith, BPPR will also release the second and third mortgages over the residential property, subject to the following conditions. The borrowers will be required to make a cash contribution of $20 thousand to reduce the principal amount of the second mortgage loan and issue, for the benefit of BPPR, a promissory note in the amount of $82 thousand in order to grant BPPR the right to collect from borrowers the balance of such debt. With respect to the third mortgage loan, the borrowers will issue an unsecured promissory note that will benefit from a corporate guaranty from the entity under which the Corporation’s brother operates a property appraisal business. Borrowers will be required to make monthly payments of $500 until the maturity date of the promissory note, when the financial capacity of borrowers will be re-evaluated, and a new payment plan is expected to be entered into.

In April 2010, in connection with the acquisition of the Westernbank assets from the FDIC, as receiver, BPPR acquired a term loan to a corporate borrower partially owned by an investment corporation in which the Corporation’s Chairman, at that time the Chief Executive Officer, as well as certain of his family members, are the owners. In addition, the Chairman’s sister and brother-in-law are owners of an entity that holds an ownership interest in the borrower. At the time the loan was acquired by BPPR, it had an unpaid principal balance of $40.2 million. In May 2017, this loan was sold by BPPR to Popular, Inc., holding company (“PIHC”). At the time of sale, the loan had an unpaid principal balance of $37.9 million. PIHC paid $37.9 million to BPPR for the loan, of which $6.0 million was recognized by BPPR as a capital contribution representing the difference between the fair value and the book value of the loan at the time of transfer. Immediately upon being acquired by PIHC, the loan’s maturity was extended by 90 days (under the same terms as originally contracted) to provide the PIHC additional time to evaluate a refinancing or long-term extension of the loan. In August 2017, the credit facility was refinanced with a stated maturity in February 2019. During 2017, the facility was subject to the loan payment moratorium offered as part of the hurricane relief efforts. As such, interest payments amounting to approximately $0.5 million were deferred and capitalized as part of the loan balance. In February 2019, the Audit Committee approved, under the Related Party Policy, a 36-month renewal of the loan at an interest rate of 5.75% and a 30-year amortization schedule. As of December 31, 2019, the unpaid principal balance amounted to $37.1 million.

In August 2018, BPPR acquired certain assets and assumed certain liabilities of Reliable Financial Services and Reliable Finance Holding Company, Puerto Rico-based subsidiaries of Wells Fargo & Company engaged in the auto finance business in Puerto Rico. Refer to Note 4 for additional information on this transaction. As part of the acquisition transaction, the Corporation entered into an agreement with Reliable Financial Services to sublease the space necessary to continue the acquired operations. Reliable Financial Services’ underlying lease agreement was with an entity in which the Chairman of the Corporation’s Board and his family members hold an ownership interest, described in the preceding paragraph as having a loan with the Corporation. This lease expired on April 30, 2019 pursuant to its terms. During 2019, the Corporation paid to Reliable Financial Services approximately $0.5 million under the sublease.

The Corporation has had loan transactions with the Corporation’s directors, executive officers, including certain related individuals or organizations, and affiliates, and proposes to continue such transactions in the ordinary course of its business, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loan transactions with third parties, except as disclosed above. Except as discussed above, the extensions of credit have not involved and do not currently involve more than normal risks of collection or present other unfavorable features.

At December 31, 2019, the Corporation’s banking subsidiaries held deposits from related parties, excluding EVERTEC, Inc. (“EVERTEC”) amounting to $576 million (2018 - $632 million).

From time to time, the Corporation, in the ordinary course of business, obtains services from related parties that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

For the year ended December 31, 2019, the Corporation made contributions of approximately $1.1 million to Fundación Banco Popular and Popular Bank Foundation, which are not-for-profit corporations dedicated to philanthropic work (2018 - $2.1 million).

The Corporation also provided human and operational resources to support the activities of the Fundación Banco Popular which in 2019 amounted to approximately $1.4 million (2018- $1.3 million).

Related party transactions with EVERTEC, as an affiliate

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of December 31, 2019, the Corporation’s stake in EVERTEC was 16.19%.The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $2.3 million in dividend distributions during the year ended December 31, 2019 from its investments in EVERTEC’s holding company (December 31, 2018 - $1.2 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statement of financial condition.
(In thousands)	December 31, 2019	December 31, 2018
Equity investment in EVERTEC	$73,534	$60,591

The Corporation had the following financial condition balances outstanding with EVERTEC at December 31, 2019 and December 31, 2018. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	December 31, 2019	December 31, 2018
Accounts receivable (Other assets)	$7,779	$6,829
Deposits	(63,850)	(28,606)
Accounts payable (Other liabilities)	(1,290)	(3,671)
Net total	$(57,361)	$(25,448)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the years ended December 31, 2019 and 2018.

	Years ended December 31,
(In thousands)	2019	2018	2017
Share of income from investment in EVERTEC	$16,749	$13,892	$8,924
Share of other changes in EVERTEC's stockholders' equity	516	1,659	2,659
Share of EVERTEC's changes in equity recognized in income	$17,265	$15,551	$11,583

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the years ended December 31, 2019, 2018 and 2017. Items that represent expenses to the Corporation are presented with parenthesis.

	Years ended December 31,
(In thousands)	2019	2018	2017	Category
Interest expense on deposits	$(106)	$(79)	$(44)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	29,224	33,658	28,136	Other service fees
Rental income charged to EVERTEC	7,418	7,271	6,855	Net occupancy
Fees on services provided by EVERTEC	(219,992)	(174,048)	(176,971)	Professional fees
Other services provided to EVERTEC	1,118	1,059	1,236	Other operating expenses
Total	$(182,338)	$(132,139)	$(140,788)

PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 27 to the Consolidated Financial Statements, the Corporation holds a24.9 % equity interest in PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC.

The Corporation’s equity in PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Equity investment	$6,306	$6,469	$3,333	$5,794

The Corporation held deposits from these entities, as follows:

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Deposits (non-interest bearing)	$(3)	$(2,566)	$(5,081)	$(7,994)

The Corporation’s proportionate share of income or loss from these entities is presented in the following table and is included in other operating income in the Consolidated Statements of Operations.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
	Years ended December 31,
(In thousands)	2019	2018	2019	2018
Share of (loss) income from the equity investment	$(163)	$(356)	$231	$(5,073)

During the year ended December 31, 2019, the Corporation received $2.7 million in capital distributions from its investment in PR Asset Portfolio 2013-1 International, LLC (December 31, 2018 - $ 2.0 million). No capital distributions was received from its investment in PRLP Holdings, LLC during the year ended December 31, 2019 (December 31, 2018 - $0.4 million).

Centro Financiero BHD León

At December 31, 2019, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the year ended December 31, 2019, the Corporation recorded $26.6 million in earnings from its investment in BHD León (December 31, 2018 - $27.2 million), which had a carrying amount of $151.6 million at December 31, 2019 (December 31, 2018 - $143.5 million). On December 2017, BPPR extended a credit facility of $40 million to BHD León. This credit facility was repaid during the quarter ended March 31, 2018. The Corporation received $12.6 million in dividend distributions during the year ended December 31, 2019 from its investment in BHD León (December 31, 2018 - $12.6 million).

On June 30, 2017, BPPR extended an $8 million credit facility to Grupo Financiero Leon, S.A. Panamá (“GFL”), a shareholder of BHD León. The sources of repayment for this loan were the dividends to be received by GFL from its investment in BHD León. BPPR’s credit facility ranked pari passu with another $8 million credit facility extended to GFL by BHD International Panama, an affiliate of BHD León. This credit facility was repaid during the quarter ended June 30, 2018.

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

For the year ended December 31, 2019 administrative fees charged to these investment companies amounted to $6.4 million (December 31, 2018 - $6.7 million) and waived fees amounted to $2.2 million (December 31, 2018 - $2.1 million), for a net fee of $4.2 million (December 31, 2018 - $4.6 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of December 31, 2019, the available lines of credit facilities amounted to $330 million (December 31, 2018 - $330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At December 31, 2019 there was no outstanding balance for these credit facilities.

Note 30 – Fair value measurement

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

• Level 3 - Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own judgements about assumptions that market participants would use in pricing the asset or liability.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 and on a nonrecurring basis in periods subsequent to initial recognition for the years ended December 31, 2019, 2018, and 2017:

At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,841,715	$8,214,540	$-	$12,056,255
Obligations of U.S. Government sponsored entities	-	122,404	-	122,404
Obligations of Puerto Rico, States and political subdivisions	-	6,975	-	6,975
Collateralized mortgage obligations - federal agencies	-	586,175	-	586,175
Mortgage-backed securities	-	4,875,132	1,182	4,876,314
Other	-	350	-	350
Total debt securities available-for-sale	$3,841,715	$13,805,576	$1,182	$17,648,473
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$7,081	$2	$-	$7,083
Obligations of Puerto Rico, States and political subdivisions	-	633	-	633
Collateralized mortgage obligations	-	76	530	606
Mortgage-backed securities	-	28,556	-	28,556
Other	-	3,003	440	3,443
Total trading account debt securities, excluding derivatives	$7,081	$32,270	$970	$40,321
Equity securities	$-	$21,327	$-	$21,327
Mortgage servicing rights	-	-	150,906	150,906
Derivatives	-	17,966	-	17,966
Total assets measured at fair value on a recurring basis	$3,848,796	$13,877,139	$153,058	$17,878,993
Liabilities
Derivatives	$-	$(16,619)	$-	$(16,619)
Total liabilities measured at fair value on a recurring basis	$-	$(16,619)	$-	$(16,619)

At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,719,740	$5,552,456	$-	$8,272,196
Obligations of U.S. Government sponsored entities	-	333,309	-	333,309
Obligations of Puerto Rico, States and political subdivisions	-	6,742	-	6,742
Collateralized mortgage obligations - federal agencies	-	728,671	-	728,671
Mortgage-backed securities	-	3,957,545	1,233	3,958,778
Other	-	488	-	488
Total debt securities available-for-sale	$2,719,740	$10,579,211	$1,233	$13,300,184
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,278	$-	$-	$6,278
Obligations of Puerto Rico, States and political subdivisions	-	134	-	134
Collateralized mortgage obligations	-	48	611	659
Mortgage-backed securities	-	27,214	43	27,257
Other	-	2,974	485	3,459
Total trading account debt securities, excluding derivatives	$6,278	$30,370	$1,139	$37,787
Equity securities	$-	$13,296	$-	$13,296
Mortgage servicing rights	-	-	169,777	169,777
Derivatives	-	13,603	-	13,603
Total assets measured at fair value on a recurring basis	$2,726,018	$10,636,480	$172,149	$13,534,647
Liabilities
Derivatives	$-	$(12,320)	$-	$(12,320)
Total liabilities measured at fair value on a recurring basis	$-	$(12,320)	$-	$(12,320)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the years ended December 31, 2019, 2018 and 2017 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Year ended December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$35,363	$35,363	$(13,533)
Other real estate owned[2]	-	-	18,132	18,132	(3,526)
Other foreclosed assets[2]	-	-	1,213	1,213	(156)
Long-lived assets held-for-sale[3]	-	-	2,500	2,500	(2,591)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$57,208	$57,208	$(19,806)
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

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of long-lived assets held-for-sale that were written down to their fair value.

Year ended December 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$73,893	$73,893	$(25,745)
Other real estate owned[2]	-	-	43,463	43,463	(9,189)
Other foreclosed assets[2]	-	-	1,349	1,349	(722)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$118,705	$118,705	$(35,656)
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

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Year ended December 31, 2017

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$64,041	$64,041	$(16,807)
Other real estate owned[2] [3]	-	-	89,743	89,743	(19,085)
Other foreclosed assets[2]	-	-	2,176	2,176	(890)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$155,960	$155,960	$(36,782)
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

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.
[3]	Write-down include $2.7 million related to estimated damages caused by Hurricanes Irma and Maria based on the sample of properties examined.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2019, 2018, and 2017.

Year ended December 31, 2019
	MBS			Other
	classified	CMOs		securities
	as debt	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account debt	trading account	account debt	servicing	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets
Balance at January 1, 2019	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	(1)	(1)	(45)	(27,516)	(27,563)
Gains (losses) included in OCI	(1)	-	-	-	-	(1)
Additions	-	71	25	-	9,143	9,239
Settlements	(50)	(151)	(41)	-	(498)	(740)
Transfers out of Level 3	-	-	(26)	-	-	(26)
Balance at December 31, 2019	$1,182	$530	$-	$440	$150,906	$153,058
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2019	$-	$1	$-	$20	$(14,190)	$(14,169)

Year ended December 31, 2018
	MBS			Other
	classified	CMOs		securities
	as debt	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account debt	trading account	account debt	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets	consideration [1]	liabilities
Balance at January 1, 2018	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	-	2	-	(44)	(8,477)	(8,519)	(6,112)	(6,112)
Gains (losses) included in OCI	(5)	-	-	-	-	(5)	-	-
Additions	-	260	-	-	10,223	10,483	-	-
Settlements	(50)	(180)	-	-	-	(230)	170,970	170,970
Balance at December 31, 2018	$1,233	$611	$43	$485	$169,777	$172,149	$-	$-
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2018	$-	$2	$-	$20	$8,703	$8,725	$-	$-
[1]

Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation’s loss share arrangement ahead of their contractual maturities. Refer to Note 10 for additional information.

Year ended December 31, 2017
	MBS			Other
	classified	CMOs		securities
	as debt	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account debt	trading account	account debt	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2017	$1,392	$1,321	$4,755	$602	$196,889	$204,959	$(153,158)	$(153,158)
Gains (losses) included in earnings	-	-	(124)	(73)	(36,519)	(36,716)	(11,700)	(11,700)
Gains (losses) included in OCI	9	-	-	-	-	9	-	-
Additions	-	44	332	-	7,661	8,037	-	-
Sales	-	(365)	(156)	-	-	(521)	-	-
Settlements	(25)	(195)	(876)	-	-	(1,096)	-	-
Transfers out of Level 3	(88)	(276)	(3,888)	-	-	(4,252)	-	-
Balance at December 31, 2017	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2017	$-	$-	$(3)	$42	$(18,986)	$(18,947)	$(11,700)	$(11,700)

During the years ended December 31, 2019 and 2017, certain MBS and CMO’s were transferred from Level 3 to Level 2 due to a change in valuation technique from an internally-prepared pricing matrix and discounted cash flow models, respectively, to a bond’s theoretical value.

Gains and losses (realized and unrealized) included in earnings for the years ended December 31, 2019, 2018, and 2017 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	2019		2018		2017
	Total	Changes in unrealized	Total	Changes in unrealized	Total	Changes in unrealized
	gains (losses)	gains (losses)	gains (losses)	gains (losses)	gains (losses)	gains (losses)
	included	relating to assets still	included	relating to assets still	included	relating to assets still
(In thousands)	in earnings	held at reporting date	in earnings	held at reporting date	in earnings	held at reporting date
FDIC loss share (expense) income	$-	$-	$(6,112)	$-	$(11,700)	$(11,700)
Mortgage banking activities	(27,516)	(14,190)	(8,477)	8,703	(36,519)	(18,986)
Trading account (loss) profit	(47)	21	(42)	22	(197)	39
Total	$(27,563)	$(14,169)	$(14,631)	$8,725	$(48,416)	$(30,647)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at December 31, 2019 and 2018.

	Fair value
	at December 31,
(In thousands)	2019		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$530		Discounted cash flow model	Weighted average life	1.6 years (1.3 - 1.8 years)
				Yield	4.0% (3.9% - 4.4%)
				Prepayment speed	18.3% (14.8% - 20.7%)
Other - trading	$440		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$150,906		Discounted cash flow model	Prepayment speed	6%(0.2% - 18.5%)
				Weighted average life	6.5 years (0.1 - 14.4 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$38,907	[2]	External appraisal	Haircut applied on
				external appraisals	10.0%
Other real estate owned	$16,119	[3]	External appraisal	Haircut applied on
				external appraisals	23.8% (5.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value
	at December 31,
(In thousands)	2018		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$611		Discounted cash flow model	Weighted average life	1.9 years (1.3 - 2.1 years)
				Yield	4.1% (3.9% - 4.4%)
				Prepayment speed	18.9% (16.3% - 20.7%)
Other - trading	$485		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$169,777		Discounted cash flow model	Prepayment speed	5.3% (0.2% - 17.8%)
				Weighted average life	6.8 years (0.1 - 17.4 years)
				Discount rate	11.2% (9.5% - 15.0%)
Loans held-in-portfolio	$61,020	[2]	External appraisal	Haircut applied on
				external appraisals	10.3% (10.0% - 20.0%)
Other real estate owned	$35,233	[3]	External appraisal	Haircut applied on
				external appraisals	24.7% (15.0% - 30.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Trading account debt securities and debt securities available-for-sale

• U.S. Treasury securities: The fair value of U.S. Treasury notes is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2. U.S. Treasury bills are classified as Level 1 given the high volume of trades and pricing based on those trades.

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

• Collateralized mortgage obligations: Agency collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value derived from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These CMOs are classified as Level 2. Other CMOs, due to their limited liquidity, are classified as Level 3 due to the insufficiency of inputs such as broker quotes, executed trades, credit information and cash flows.

• Corporate securities (included as “other” in the “available-for-sale” category): Given that the quoted prices are for similar instruments, these securities are classified as Level 2.

• Mutual funds, other equity securities, corporate securities, U.S. Treasury bills, and interest-only strips (included as “other” in the “trading account debt securities” category): For corporate securities and mutual funds, quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, these securities are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Other equity securities that do not trade in highly liquid markets are classified as Level 2. U.S. Treasury bills are classified as Level 1 given the high volume of trades and pricing based on those trades. Given that the fair value was estimated based on a discounted cash flow model using unobservable inputs, interest-only strips are classified as Level 3.

Equity securities

Equity securities are comprised principally of shares in closed-ended and open-ended mutual funds. Closed-end funds are traded on the secondary market at the shares’ market value. Open-ended funds are considered to be liquid, as investors can sell their shares continually to the fund and are priced at NAV. These equity securities are classified as Level 2.

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

On a quarterly basis, management evaluated and revised the estimated credit loss rates that are used to determine expected cash flows on the covered loan pools. The expected credit losses on the loan pools are used to determine the loss share cash flows expected to be paid to the FDIC when the true-up payment is due.

The true-up payment obligation was discounted using a term rate consistent with the time remaining until the payment is due. The discount rate was an estimate of the sum of the risk-free benchmark rate for the term remaining before the true-up payment is due and a risk premium to account for the credit risk profile of BPPR. The risk premium was calculated based on a volume weighted average spread of the Corporation’s outstanding senior unsecured debt over the equivalent T Note. The true-up payment obligation was classified as Level 3. As disclosed in Note 10, this true-up payment obligation ended as part of the Termination Agreement with the FDIC.

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

Other real estate owned and other foreclosed assets

Other real estate owned includes real estate properties securing mortgage, consumer, and commercial loans. Other foreclosed assets include primarily automobiles securing auto loans. The fair value of foreclosed assets may be determined using an external appraisal, broker price opinion, or an internal valuation. These foreclosed assets are classified as Level 3 since they are subject to internal adjustments.

Note 31 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing rate environment at December 31, 2019 and December 31, 2018, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$388,311	$388,311	$-	$-	$388,311
Money market investments	3,262,286	3,256,274	6,012	-	3,262,286
Trading account debt securities, excluding derivatives[1]	40,321	7,081	32,270	970	40,321
Debt securities available-for-sale[1]	17,648,473	3,841,715	13,805,576	1,182	17,648,473
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$85,556	$-	$-	$93,002	$93,002
Collateralized mortgage obligation-federal agency	45	-	-	47	47
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$97,662	$-	$12,061	$93,049	$105,110
Equity securities:
FHLB stock	$43,787	$-	$43,787	$-	$43,787
FRB stock	93,470	-	93,470	-	93,470
Other investments	22,630	-	21,328	7,367	28,695
Total equity securities	$159,887	$-	$158,585	$7,367	$165,952
Loans held-for-sale	$59,203	$-	$-	$60,030	$60,030
Loans held-in-portfolio	26,929,165	-	-	25,051,400	25,051,400
Mortgage servicing rights	150,906	-	-	150,906	150,906
Derivatives	17,966	-	17,966	-	17,966
	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$36,083,809	$-	$36,083,809	$-	$36,083,809
Time deposits	7,674,797	-	7,598,732	-	7,598,732
Total deposits	$43,758,606	$-	$43,682,541	$-	$43,682,541
Assets sold under agreements to repurchase	$193,378	$-	$193,271	$-	$193,271
Notes payable:
FHLB advances	$421,399	$-	$429,718	$-	$429,718
Unsecured senior debt securities	295,307	-	323,415	-	323,415
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,902	-	395,216	-	395,216
Total notes payable	$1,101,608	$-	$1,148,349	$-	$1,148,349
Derivatives	$16,619	$-	$16,619	$-	$16,619
[1]	Refer to Note 30 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level

	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$394,035	$394,035	$-	$-	$394,035
Money market investments	4,171,048	4,161,832	9,216	-	4,171,048
Trading account debt securities, excluding derivatives[1]	37,787	6,278	30,370	1,139	37,787
Debt securities available-for-sale[1]	13,300,184	2,719,740	10,579,211	1,233	13,300,184
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$89,459	$-	$-	$90,534	$90,534
Collateralized mortgage obligation-federal agency	55	-	-	58	58
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$101,575	$-	$12,061	$90,592	$102,653
Equity securities:
FHLB stock	$51,628	$-	$51,628	$-	$51,628
FRB stock	89,358	-	89,358	-	89,358
Other investments	14,598	-	13,296	5,539	18,835
Total equity securities	$155,584	$-	$154,282	$5,539	$159,821
Loans held-for-sale	$51,422	$-	$-	$52,474	$52,474
Loans held-in-portfolio	25,938,541	-	-	23,143,027	23,143,027
Mortgage servicing rights	169,777	-	-	169,777	169,777
Derivatives	13,603	-	13,603	-	13,603
	December 31, 2018
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$32,093,274	$-	$32,093,274	$-	$32,093,274
Time deposits	7,616,765	-	7,392,698	-	7,392,698
Total deposits	$39,710,039	$-	$39,485,972	$-	$39,485,972
Assets sold under agreements to repurchase	$281,529	$-	$281,535	$-	$281,535
Other short-term borrowings[2]	$42	$-	$42	$-	$42
Notes payable:
FHLB advances	$556,776	$-	$553,111	$-	$553,111
Unsecured senior debt	294,039	-	302,664	-	302,664
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,875	-	381,079	-	381,079
Capital lease obligations	20,412	-	-	20,412	20,412
Total notes payable	$1,256,102	$-	$1,236,854	$20,412	$1,257,266
Derivatives	$12,320	$-	$12,320	$-	$12,320
[1]	Refer to Note 30 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 19 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at December 31, 2019 and December 31, 2018 is $8.4 billion and $ 7.5 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at December 31, 2019 and December 31, 2018 is $ 78 million and $ 29 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 32 – Employee benefits

Certain employees of BPPR are covered by three non-contributory defined benefit pension plans, the Banco Popular de Puerto Rico Retirement Plan and two Restoration Plans. Pension benefits are based on age, years of credited service, and final average compensation (the “Pension Plans”).

The Pension Plans are currently closed to new hires and the accrual of benefits are frozen to all participants. The Pension Plans’ benefit formula is based on a percentage of average final compensation and years of service as of the plan freeze date. Normal retirement age under the retirement plan is age 65 with 5 years of service. Pension costs are funded in accordance with minimum funding standards under the Employee Retirement Income Security Act of 1974 (“ERISA”). Benefits under the Pension Plans are subject to the U.S. and Puerto Rico Internal Revenue Code limits on compensation and benefits. Benefits under restoration plans restore benefits to selected employees that are limited under the Banco Popular de Puerto Rico Retirement Plan due to U.S. and Puerto Rico Internal Revenue Code limits and a compensation definition that excludes amounts deferred pursuant to nonqualified arrangements.

In addition to providing pension benefits, BPPR provides certain health care benefits for certain retired employees (the “OPEB Plan”). Regular employees of BPPR, hired before February 1, 2000, may become eligible for health care benefits, provided they reach retirement age while working for BPPR.

The Corporation’s funding policy is to make annual contributions to the plans, when necessary, in amounts which fully provide for all benefits as they become due under the plans.

The Corporation’s pension fund investment strategy is to invest in a prudent manner for the exclusive purpose of providing benefits to participants. A well defined internal structure has been established to develop and implement a risk-controlled investment strategy that is targeted to produce a total return that, when combined with BPPR contributions to the fund, will maintain the fund’s ability to meet all required benefit obligations. Risk is controlled through diversification of asset types, such as investments in domestic and international equities and fixed income.

Equity investments include various types of stock and index funds. Also, this category includes Popular, Inc.’s common stock. Fixed income investments include U.S. Government securities and other U.S. agencies’ obligations, corporate bonds, mortgage loans, mortgage-backed securities and index funds, among others. A designated committee periodically reviews the performance of the pension plans’ investments and assets allocation. The Trustee and the money managers are allowed to exercise investment discretion, subject to limitations established by the pension plans’ investment policies. The plans forbid money managers to enter into derivative transactions, unless approved by the Trustee.

The overall expected long-term rate-of-return-on-assets assumption reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the plan assets, with consideration given to the distribution of the investments by asset class and historical rates of return for each individual asset class. This process is reevaluated at least on an annual basis and if market, actuarial and economic conditions change, adjustments to the rate of return may come into place.

The Pension Plans weighted average asset allocation as of December 31, 2019 and 2018 and the approved asset allocation ranges, by asset category, are summarized in the table below.

	Minimum allotment	Maximum allotment	2019	2018
Equity	0%	70%	36%	32%
Debt securities	0%	100%	62%	65%
Popular related securities	0%	5%	1%	1%
Cash and cash equivalents	0%	100%	1%	2%

The following table sets forth by level, within the fair value hierarchy, the Pension Plans’ assets at fair value at December 31, 2019 and 2018. Investments measured at net asset value per share (“NAV”) as a practical expedient have not been classified in the fair value hierarchy, but are presented in order to permit reconciliation of the plans’ assets.

	2019					2018
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Obligations of the U.S. Government, its agencies, states and political subdivisions	$-	$171,744	$-	$7,239	$178,983	$-	$165,832	$-	$7,137	$172,969
Corporate bonds and debentures	-	304,958	-	7,730	312,688	-	256,657	-	6,987	263,644
Equity securities - Common Stocks	116,254	-	-	-	116,254	90,175	-	-	-	90,175
Equity securities - ETF's	52,083	35,559	-	-	87,642	39,394	29,635	-	-	69,029
Foreign commingled trust funds	-	-	-	82,030	82,030	-	-	-	59,362	59,362
Mutual fund	-	4,490	-	-	4,490	-	3,630	-	-	3,630
Mortgage-backed securities	-	5,777	-	-	5,777	-	11,349	-	-	11,349
Private equity investments	-	-	74	-	74	-	-	68	-	68
Cash and cash equivalents	7,401	-	-	-	7,401	10,573	-	-	-	10,573
Accrued investment income	-	-	4,596	-	4,596	-	-	5,024	-	5,024
Total assets	$175,738	$522,528	$4,670	$96,999	$799,935	$140,142	$467,103	$5,092	$73,486	$685,823

The closing prices reported in the active markets in which the securities are traded are used to value the investments.

Following is a description of the valuation methodologies used for investments measured at fair value:

• Obligations of U.S. Government, its agencies, states and political subdivisions - The fair value of Obligations of U.S. Government and its agencies obligations are based on an active exchange market and on quoted market prices for similar securities. U.S. agency structured notes are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which the fair value incorporates an option adjusted spread in deriving their fair value. The fair value of municipal bonds are based on trade data on these instruments reported on Municipal Securities Rulemaking Board (“MSRB”) transaction reporting system or comparable bonds from the same issuer and credit quality. These securities are classified as Level 2, except for the governmental index funds that are measured at NAV.

• Corporate bonds and debentures - Corporate bonds and debentures are valued at fair value at the closing price reported in the active market in which the bond is traded. These securities are classified as Level 2, except for the corporate bond funds that are measured at NAV.

• Equity securities – common stocks - Equity securities with quoted market prices obtained from an active exchange market and high liquidity are classified as Level 1.

• Equity securities – ETF’s – Exchange Traded Funds shares with quoted market prices obtained from an active exchange market. Highly liquid ETF’s are classified as Level 1 while less liquid ETF’s are classified as Level 2.

• Foreign commingled trust fund- Collective investment funds are valued at the NAV of shares held by the plan at year end.

• Mutual funds – Mutual funds are valued at the NAV of shares held by the plan at year end. Mutual funds are classified as Level 2.

• Mortgage-backed securities – The fair value is based on trade data from brokers and exchange platforms where these instruments regularly trade. Certain agency mortgage and other asset backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread and prepayment projections. The agency MBS are classified as Level 2.

• Private equity investments - Private equity investments include an investment in a private equity fund. The fund value is recorded at its net realizable value which is affected by the changes in the fair market value of the investments held in the fund. This fund is classified as Level 3.

• Cash and cash equivalents - The carrying amount of cash and cash equivalents is a reasonable estimate of the fair value since it is available on demand or due to their short-term maturity. Cash and cash equivalents are classified as Level 1.

• Accrued investment income – Given the short-term nature of these assets, their carrying amount approximates fair value. Since there is a lack of observable inputs related to instrument specific attributes, these are reported as Level 3.

The preceding valuation methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the change in Level 3 assets measured at fair value.

(In thousands)	2019	2018
Balance at beginning of year	$5,092	$4,758
Actual return on plan assets:
Purchases, sales, issuance and settlements (net)	(422)	334
Balance at end of year	$4,670	$5,092

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018. There were no transfers in and/or out of Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

Information on the shares of common stock held by the pension plans is provided in the table that follows.

(In thousands, except number of shares information)	2019	2018
Shares of Popular, Inc. common stock	156,444	152,804
Fair value of shares of Popular, Inc. common stock	$9,191	$7,215
Dividends paid on shares of Popular, Inc. common stock held by the plan	$177	$151

The following table presents the components of net periodic benefit cost for the years ended December 31, 2019 and 2018.

	Pension Plans			OPEB Plan
(In thousands)	2019	2018	2017	2019	2018	2017
Personnel costs:
Service cost	$-	$-	$-	$759	$1,028	$1,026
Other operating expenses:
Interest cost	28,439	25,493	25,889	5,955	5,562	5,703
Expected return on plan assets	(32,388)	(40,240)	(42,752)	-	-	-
Amortization of prior service cost (credit)	-	-	-	-	(3,470)	(3,800)
Recognized net actuarial loss	23,508	20,260	21,859	-	1,282	569
Net periodic benefit (credit) cost	$19,559	$5,513	$4,996	$6,714	$4,402	$3,498
Termination benefit loss	-	-	-	-	1,790	-
Total benefit cost	$19,559	$5,513	$4,996	$6,714	$6,192	$3,498

During the year 2018, the termination benefit loss of $1.8 million related to the additional health care benefits provided to the eligible employees that accepted to participate in the “VRP” was recorded as “Personnel costs” in the consolidated statement of operations.

During the years ended December 31, 2019, 2018 and 2017, there is no service cost recognized as part of the net periodic cost for the Pension Plans since the accrual of benefits for all participants has been frozen. As part of the implementation of ASU 2017-07, the other components of net periodic cost other than the service cost components were reclassified from “Personnel costs” to “Other operating expenses” in the consolidated statement of operations in the amount of $5.0 million for the year ended December 31, 2017 for Pension Plans and $2.5 million for the year ended December 31, 2017 for the OPEB Plan.

The following table sets forth the aggregate status of the plans and the amounts recognized in the consolidated financial statements at December 31, 2019 and 2018.

	Pension Plans		OPEB Plan
(In thousands)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$754,558	$816,988	$153,415	$170,720
Service cost	-	-	759	1,028
Interest cost	28,439	25,493	5,955	5,562
Termination benefit loss	-	-	-	1,790
Actuarial (gain) loss[1]	113,642	(47,549)	15,752	(20,547)
Benefits paid	(44,088)	(40,374)	(7,200)	(5,138)
Benefit obligation at end of year	$852,551	$754,558	$168,681	$153,415
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$685,823	$767,539	$-	$-
Actual return on plan assets	137,970	(41,572)	-	-
Employer contributions	20,230	230	7,200	5,138
Benefits paid	(44,088)	(40,374)	(7,200)	(5,138)
Fair value of plan assets at end of year	$799,935	$685,823	$-	$-
Funded status of the plan:
Benefit obligation at end of year	$(852,551)	$(754,558)	$(168,681)	$(153,415)
Fair value of plan assets at end of year	799,935	685,823	-	-
Funded status at year end	$(52,616)	$(68,735)	$(168,681)	$(153,415)
Amounts recognized in accumulated other comprehensive loss:
Net loss	288,882	304,330	21,472	5,720
Accumulated other comprehensive loss (AOCL)	$288,882	$304,330	$21,472	$5,720
Reconciliation of net (liabilities) assets:
Net liabilities at beginning of year	$(68,735)	$(49,449)	$(153,415)	$(170,720)
Amount recognized in AOCL at beginning of year, pre-tax	304,330	290,327	5,720	24,079
Amount prepaid at beginning of year	235,595	240,878	(147,695)	(146,641)
Net periodic benefit cost	(19,559)	(5,513)	(6,714)	(4,402)
Additional benefit cost	-	-	-	(1,790)
Contributions	20,230	230	7,200	5,138
Amount prepaid at end of year	236,266	235,595	(147,209)	(147,695)
Amount recognized in AOCL	(288,882)	(304,330)	(21,472)	(5,720)
Net liabilities at end of year	$(52,616)	$(68,735)	$(168,681)	$(153,415)
[1]

For 2019, significant components of the Pension Plans actuarial loss that changed the benefit obligation were mainly related to updates in discount and mortality rates. For OPEB Plans significant components of the actuarial loss that change the benefit obligation were mainly related to updates in discount and mortality rates partially offset by update in healthcare election rates and expected annual healthcare costs. For 2018, significant components of the Pension Plans actuarial gains that change the benefit obligation were mostly related to updates in discount rate partially offset by the impact of the 2018 Voluntary Retirement Program. For OPEB Plans significant components of the actuarial gain that change the benefit obligation were mainly related to updates in discount rate and expected annual healthcare costs.

The following table presents the change in accumulated other comprehensive loss (“AOCL”), pre-tax, for the years ended December 31, 2019 and 2018.

(In thousands)	Pension Plans		OPEB Plan
	2019	2018	2019	2018
Accumulated other comprehensive loss at beginning of year	$304,330	$290,327	$5,720	$24,079
Increase (decrease) in AOCL:
Recognized during the year:
Prior service credit	-	-	-	3,470
Amortization of actuarial losses	(23,508)	(20,260)	-	(1,282)
Occurring during the year:
Net actuarial (gains) losses	8,060	34,263	15,752	(20,547)
Total (decrease) increase in AOCL	(15,448)	14,003	15,752	(18,359)
Accumulated other comprehensive loss at end of year	$288,882	$304,330	$21,472	$5,720

The Corporation estimates the service and interest cost components utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.

To determine benefit obligation at year end, the Corporation used a weighted average of annual spot rates applied to future expected cash flows for years ended December 31, 2019 and 2018.

The following table presents the discount rate and assumed health care cost trend rates used to determine the benefit obligation and net periodic benefit cost for the plans:

	Pension Plans			OPEB Plan
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:	2019	2018	2017	2019	2018	2017
Discount rate for benefit obligation	4.20-4.23%	3.54-3.56%	3.98-4.02%	4.30%	3.62%	4.10%
Discount rate for service cost	N/A	N/A	N/A	4.49%	3.74%	4.30%
Discount rate for interest cost	3.87-3.90%	3.16-3.20%	3.35-3.42%	3.99%	3.32%	3.58%
Expected return on plan assets	5.30-6.00%	5.50-6.00%	6.50%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	5.00%	5.50%	6.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2019	2019	2019

			Pension Plans		OPEB Plan
Weighted average assumptions used to determine benefit obligation at December 31:			2019	2018	2019	2018
Discount rate for benefit obligation			3.22-3.27%	4.20-4.23%	3.38%	4.30%
Initial health care cost trend rate			N/A	N/A	5.00%	5.00%
Ultimate health care cost trend rate			N/A	N/A	5.00%	5.00%
Year that the ultimate trend rate is reached			N/A	N/A	2019	2019

The following table presents information for plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the years ended December 31, 2019 and 2018.

	Pension Plans		OPEB Plan
(In thousands)	2019	2018	2019	2018
Projected benefit obligation	$852,551	$754,558	$168,681	$153,415
Accumulated benefit obligation	852,551	754,558	168,681	153,415
Fair value of plan assets	799,935	685,823	-	-

The Corporation expects to pay the following contributions to the plans during the year ended December 31, 2019.

(In thousands)	2020
Pension Plans	$229
OPEB Plan	$6,515

Benefit payments projected to be made from the plans during the next ten years are presented in the table below.

(In thousands)	Pension Plans	OPEB Plan
2020	$48,161	$6,515
2021	45,152	6,510
2022	45,295	6,661
2023	45,498	6,843
2024	45,696	7,057
2025 - 2029	228,701	38,483

The table below presents a breakdown of the plans’ assets and liabilities at December 31, 2019 and 2018.

	Pension Plans		OPEB Plan
(In thousands)	2019	2018	2019	2018
Current liabilities	$227	$225	$6,456	$8,007
Non-current liabilities	52,389	68,510	162,225	145,408

Savings plans

The Corporation also provides defined contribution savings plans pursuant to Section 1081.01(d) of the Puerto Rico Internal Revenue Code and Section 401(k) of the U.S. Internal Revenue Code, as applicable, for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after five years of service. The cost of providing these benefits in the year ended December 31, 2019 was $15.1 million (2018 - $12.7 million, 2017 - $10 million).

The plans held 1,378,048 (2018 – 1,490,253) shares of common stock of the Corporation with a market value of approximately $81 million at December 31, 2019 (2018 - $70.4 million).

Note 33 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the years ended December 31, 2019, 2018 and 2017:

(In thousands, except per share information)	2019	2018	2017
Net income from continuing operations	$671,135	$618,158	$107,681
Preferred stock dividends	(3,723)	(3,723)	(3,723)
Net income applicable to common stock	$667,412	$614,435	$103,958
Average common shares outstanding	96,848,835	101,142,258	101,966,429
Average potential dilutive common shares	148,965	166,385	78,907
Average common shares outstanding - assuming dilution	96,997,800	101,308,643	102,045,336
Basic EPS from continuing operations	$6.89	$6.07	$1.02
Total Basic EPS	$6.89	$6.07	$1.02
Diluted EPS from continuing operations	$6.88	$6.06	$1.02
Total Diluted EPS	$6.88	$6.06	$1.02

As disclosed in Note 22, as of December 31, 2019, the Corporation completed a $250 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,500,000 shares of common stock during the first quarter of 2019 and 1,165,607 additional shares of common stock during the fourth quarter of 2019. The final number of shares delivered at settlement was based on the average daily volume weighted average price (“VWAP”) of its common stock, net of a discount, during the term of the ASR, which amounted to $53.58.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, restricted stock and performance shares awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants, stock options, restricted stock and performance shares awards, if any, that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per common share.

Note 34 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the years ended December 31, 2019, 2018 and 2017:

		Years ended December 31,
(In thousands)		2019		2018		2017
		BPPR	Popular U.S.	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts		$146,384	$14,549	$137,062	$13,615	$140,342	$13,367
Other service fees:
Debit card fees		46,066	1,076	45,139	1,035	41,851	870
Insurance fees, excluding reinsurance		42,995	3,803	33,951	3,667	31,030	3,060
Credit card fees, excluding late fees and membership fees		86,884	866	74,609	921	56,938	890
Sale and administration of investment products		23,072	-	21,895	-	21,958	-
Trust fees		21,198	-	20,351	-	20,408	-
Total revenue from contracts with customers	[1]	$366,599	$20,294	$333,007	$19,238	$312,527	$18,187
[1] The amounts include intersegment transactions of $ 3.8 million, $ 3.2 million and $ 3.3 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

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

Note 35 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 34.0years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 15 and Note 21, respectively, for information on the balances of these lease assets and liabilities.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
(In thousands)	2020	2021	2022	2023	2024	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$29,872	$27,445	$23,540	$21,257	$20,176	$70,842	$193,132	$(27,993)	$165,139
Finance Leases	3,068	3,159	3,252	3,349	3,448	8,220	24,496	(4,686)	19,810

At December 31, 2018, operating lease commitments under lessee arrangements were $33.4 million, $29.5 million, $26.9 million, $23.3 million, $21.1 million for 2019 through 2023, respectively, and $77.9 million in the aggregate for all years thereafter. The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

Year ended
(In thousands)	December 31, 2019
Finance lease cost:
Amortization of ROU assets	$1,701
Interest on lease liabilities	1,194
Operating lease cost	30,664
Short-term lease cost	252
Variable lease cost	97
Sublease income	(113)
Total lease cost	$33,795

Total rental expense for all operating leases, except those with terms of a month or less that were not renewed, for the year ended December 31, 2018 was $31.2 million (2017 - $32.1 million), which is included in net occupancy, equipment and communication expenses, according to their nature. Total amortization and interest expense for capital leases for the year ended December 31, 2018 was $1.5 million (2017 - $1.3 million) and $1.2 million (2017 - $1.2 million), respectively.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Year ended
(Dollars in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,073
Operating cash flows from finance leases	1,200
Financing cash flows from finance leases	1,726
ROU assets obtained in exchange for new lease obligations:
Operating leases	$28,430
Finance leases	661
Weighted-average remaining lease term:
Operating leases	8.7	years
Finance leases	7.3	years
Weighted-average discount rate:
Operating leases	3.4%
Finance leases	5.9%

As of December 31, 2019, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $3.8 million, which will have lease terms ranging from 10 to 20 years.

Note 36 – FDIC loss share income (expense)

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

	Years ended December 31,
(In thousands)	2018	2017
Amortization	$(934)	$(469)
80% mirror accounting on credit impairment losses	104	3,136
80% mirror accounting on reimbursable expenses	537	2,454
80% mirror accounting on recoveries on covered assets, including rental income
on OREOs, subject to reimbursement to the FDIC	(1,658)	2,405
Change in true-up payment obligation	(6,112)	(11,700)
Gain on FDIC loss-share Termination Agreement[1]	102,752	-
Other	36	(5,892)
Total FDIC loss share income (expense)	$94,725	$(10,066)
[1] Refer to Note 10 for additional information of the Termination Agreement with the FDIC.

Note 37 - Stock-based compensation

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

The restricted shares for employees, will become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attaining 55 years of age and 10 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the first part is vested ratably over four years commencing at the date of the grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS performance metric is considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS goal as of each reporting period. The TSR and EPS metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminate employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2017	383,982	$26.35
Granted	212,200	42.57
Performance Shares Quantity Adjustment	(232,989)	29.10
Vested	(67,853)	48.54
Non-vested at December 31, 2017	295,340	$30.75
Granted	239,062	45.81
Performance Shares Quantity Adjustment	234,076	33.09
Vested	(372,271)	35.83
Forfeited	(14,021)	37.35
Non-vested at December 31, 2018	382,186	$36.41
Granted	218,169	55.55
Performance Shares Quantity Adjustment	15,061	55.72
Vested	(270,051)	44.73
Non-vested at December 31, 2019	345,365	$41.68

During the year ended December 31, 2019, 152,773 shares of restricted stock (2018 - 166,648; 2017 - 138,516) were awarded to management under the Incentive Plan. During the year ended December 31, 2019, 65,396 performance shares (2018 - 72,414; 2017 - 73,684) were awarded to management under the Incentive Plan.

During the year ended December 31, 2019, the Corporation recognized $7.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.2 million (2018 - $6.9 million, with a tax benefit of $1.1 million; 2017 - $5.6 million, with a tax benefit of $1.1 million). During the year ended December 31, 2019, the fair market value of the restricted stock vested was $13.7 million at grant date and $18.9 million at vesting date. This triggers a windfall of $1.9 million that was recorded as a reduction on income tax expense. During the year ended December 31, 2019 the Corporation recognized $4.6 million of performance shares expense, with a tax benefit of $0.3 million (2018 - $5.6 million, with a tax benefit of $0.4 million; 2017 - $1.2 million, with a tax benefit of $0.1 million). The total unrecognized compensation cost related to non-vested restricted stock awards to members of management at December 31, 2019 was $8.8 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock and RSU activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted stock	Weighted-average grant date fair value	RSU	Weighted-average grant date fair value
Non-vested at January 1, 2017	-	-	-	-
Granted	25,771	$38.42	-	$-
Vested	(25,771)	38.42	-	-
Forfeited	-	-	-	-
Non-vested at December 31, 2017	-	-	-	-
Granted	25,159	$46.71	-	$-
Vested	(25,159)	46.71	-	-
Forfeited	-	-	-	-
Non-vested at December 31, 2018	-	-	-	-
Granted	1,052	$49.25	27,449	$57.64
Vested	(1,052)	49.25	(27,449)	57.64
Forfeited	-	-	-	-
Non-vested at December 31, 2019	-	-	-	-

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

During the year ended December 31, 2019, the Corporation granted 1,052 shares of restricted stock to members of the Board of Directors of Popular, Inc. (2018 - 25,159; 2017 – 25,771) and 27,449 RSUs were granted to members of the Board of Directors of Popular, Inc., which became vested at grant date. No RSU were granted to the members of the Board of Directors of Popular, Inc. for the years ended December 31, 2018 and 2017. During 2019, the Corporation recognized $52 thousand of restricted stock expense related to these restricted stock grants, with a tax benefit of $6 thousand (2018 - $1.6 million, with a tax benefit of $0.2 million; 2017 - $1.3 million, with a tax benefit of $0.1 million) and $1.6 million of restricted stock expense related to these RSU, with a tax benefit of $0.2 million. No restricted stock expense was recognized for years ended December 31, 2018 and 2017 related to RSU. The fair value at vesting date of the restricted stock shares and RSU vested during the year ended December 31, 2019 for directors was $52 thousand and $1.6 million respectively.

Note 38 – Income taxes

The components of income tax expense for the years ended December 31, are summarized in the following table.

(In thousands)	2019	2018	2017
Current income tax (benefit) expense:
Puerto Rico	$2,251	$126,700	$17,356
Federal and States	3,598	6,841	6,046
Subtotal	5,849	133,541	23,402
Deferred income tax expense (benefit):
Puerto Rico	123,337	(62,601)	31,132
Federal and States	17,995	20,953	7,938
Adjustment for enacted changes in income tax laws	-	27,686	168,358
Subtotal	141,332	(13,962)	207,428
Total income tax expense	$147,181	$119,579	$230,830

The reasons for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	2019		2018		2017
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$306,869	38%	$287,717	39%	$132,020	39%
Benefit of net tax exempt interest income	(145,597)	(18)	(97,199)	(13)	(76,815)	(23)
Effect of income subject to preferential tax rate[1]	(9,562)	(1)	(111,738)	(15)	(13,104)	(4)
Deferred tax asset valuation allowance	16,992	2	27,336	4	20,882	6
Difference in tax rates due to multiple jurisdictions	(12,888)	(2)	(16,324)	(3)	(2,217)	(1)
Adjustment in net deferred tax due to change in the applicable tax rate	(6,559)	(1)	27,686	4	168,358	50
Unrecognized tax benefits	-	-	(1,621)	-	(1,185)	-
State and local taxes	4,749	1	8,772	1	4,123	1
Others	(6,823)	(1)	(5,050)	(1)	(1,232)	-
Income tax expense	$147,181	18%	$119,579	16%	$230,830	68%
[1] For the year ended December 31,2018, includes the impact of the Tax Closing Agreement entered into in connection with the Westernbank FDIC-assisted Transaction.

For the year ended December 31,2019, the Corporation recorded income tax expense of $147.2 million, compared to $119.6 million for the previous year. The results for the year 2019 include an income tax benefit of approximately $26 million related to a revision of the amount of exempt income earned in prior years and certain adjustments pertaining to tax periods for which the statute of limitations had expired.

Income tax expense of $119.6 million for the year ended December 31, 2018 reflects the impact of the Termination Agreement with the FDIC. In June 2012, the Puerto Rico Department of the Treasury and the Corporation entered into a Tax Closing Agreement (the “Tax Closing Agreement”) to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. The Tax Closing Agreement provides that these loans are capital assets and any principal amount collected in excess of the amount paid for such loans will be taxed as a capital gain. The Tax Closing Agreement further provides that the Corporation’s tax liability upon the termination of the Shared-Loss Agreements be calculated based on the “deemed sale” of the underlying loans. As a result, in connection with the Termination Agreement with the FDIC, the Corporation recognized an additional income tax expense of $49.8 million associated with the “deemed sale” incremental tax liability at the capital gains rate per the Tax Closing Agreement. In addition, the Corporation recognized an income tax benefit of $158.7 million related to the increase in deferred tax assets due to increase in the tax basis of the loans as a result of the “deemed sale” for a net tax benefit of $108.9 million. Also, the Corporation recorded an income tax expense of $45.0 million related to the gain resulting from the Termination Agreement, mainly related to the reversal of net deferred tax liability of the true-up payment obligation and the FDIC Loss Share Asset.

On December 10, 2018, the Governor of Puerto Rico signed into law Act No. 257 of 2018, which amended the Puerto Rico Internal Revenue Code to, among other things, reduce the Puerto Rico corporate income tax rate from 39% to 37.5%. The Corporation recognized $27.7 million of income tax expense as a result of a reduction in the Corporation’s net deferred tax asset related to its Puerto Rico operations, due to aforementioned reduction in tax rate at which it expects to realize the benefit of the deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities at December 31 were as follows:

	December 31, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$2,368	$5,269	$7,637
Net operating loss and other carryforward available	112,803	716,796	829,599
Postretirement and pension benefits	82,623	-	82,623
Deferred loan origination fees	2,519	(2,759)	(240)
Allowance for loan losses	405,475	10,981	416,456
Accelerated depreciation	3,439	4,914	8,353
FDIC-assisted transaction	82,684	-	82,684
Intercompany deferred gains	1,604	-	1,604
Lease liability	22,694	23,387	46,081
Difference in outside basis from pass-through entities	21,670	-	21,670
Other temporary differences	26,554	7,460	34,014
Total gross deferred tax assets	764,433	766,048	1,530,481
Deferred tax liabilities:
Indefinite-lived intangibles	37,411	36,058	73,469
Unrealized net gain (loss) on trading and available-for-sale securities	15,635	432	16,067
Right of use assets	20,598	21,430	42,028
Other temporary differences	12,778	1,179	13,957
Total gross deferred tax liabilities	86,422	59,099	145,521
Valuation allowance	100,175	399,800	499,975
Net deferred tax asset	$577,836	$307,149	$884,985

	December 31, 2018
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$15,900	$7,757	$23,657
Net operating loss and other carryforward available	116,154	720,933	837,087
Postretirement and pension benefits	83,390	-	83,390
Deferred loan origination fees	3,216	(1,280)	1,936
Allowance for loan losses	516,643	18,612	535,255
Deferred gains	-	2,551	2,551
Accelerated depreciation	1,963	5,786	7,749
FDIC-assisted transaction	95,851	-	95,851
Intercompany deferred gains	1,518	-	1,518
Difference in outside basis from pass-through entities	20,209	-	20,209
Other temporary differences	24,957	7,522	32,479
Total gross deferred tax assets	879,801	761,881	1,641,682
Deferred tax liabilities:
Indefinite-lived intangibles	34,081	39,597	73,678
Unrealized net gain (loss) on trading and available-for-sale securities	23,823	(12,783)	11,040
Other temporary differences	10,579	1,109	11,688
Total gross deferred tax liabilities	68,483	27,923	96,406
Valuation allowance	89,852	406,455	496,307
Net deferred tax asset	$721,466	$327,503	$1,048,969

The net deferred tax asset shown in the table above at December 31, 2019 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets (in the “other assets” caption) (2018 - $1.0 billion in deferred tax asset in the “other assets” caption) and $1.4 million in deferred tax liabilities (in the “other liabilities” caption) (2018 - $926 thousands in deferred tax liabilities in the “other liabilities” caption), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

Included as part of the other carryforwards available are $29 million related to contributions to BPPR’s qualified pension plan that have no expiration date. Additionally, the deferred tax asset related to the NOLs outstanding at December 31, 2019 expires as follows:

(In thousands)
2020	$492
2021	16
2022	396
2024	9,181
2025	13,516
2026	13,403
2027	22,343
2028	324,569
2029	110,075
2030	100,017
2031	94,332
2032	16,801
2033	2,945
2034	81,253
2037	7,489
2038	1,642
2039	2,104
$800,574

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At December 31, 2019 the net deferred tax asset of the U.S. operations amounted to $707 million with a valuation allowance of approximately $400 million, for a net deferred tax asset after valuation allowance of approximately $307 million. As of December 31, 2019, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $307 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to evaluate the realization of the deferred tax asset each quarter and adjust as any changes arise.

At December 31, 2019, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $578 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended December 31, 2019. This is considered a strong piece of objectively verifiable positive evidence that out weights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending December 31, 2019. Management expect these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a full valuation allowance on the deferred tax asset of $100 million as of December 2019.

Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. However, certain subsidiaries that are organized as limited liability companies with a partnership election are treated as pass-through entities for Puerto Rico tax purposes. The Code provides a dividends-received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation’s subsidiaries in the United States file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements which generally allocate taxes to each entity based on a separate return basis.

The following table presents a reconciliation of unrecognized tax benefits.

(In millions)
Balance at January 1, 2018	$7.3
Additions for tax positions related to 2018	1.1
Reduction as a result of lapse of statute of limitations	(1.2)
Balance at December 31, 2018	$7.2
Additions for tax positions related to prior years [1]	9.1
Balance at December 31, 2019	$16.3
[1]

The Corporation recorded a deferred tax asset of $8.7 million associated with the unrecognized tax benefit. Since the uncertainty of the tax position is related to the timing of the tax benefit, it met the more likely than not standard of ASC 740-10-25-6.

At December 31, 2019, the total amount of interest recognized in the statement of financial condition approximated $3.5 million (2018 - $2.8 million). The total interest expense recognized during 2019 was $664 thousand (2018 - $615 thousand net of the reduction of $483 thousand due to the expiration of the statute of limitations). Management determined that, as of December 31, 2019 and 2018, there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $10.5 million at December 31, 2019 (2018 - $9.0 million).

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions.

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of December 31, 2019, the following years remain subject to examination in the U.S. Federal jurisdiction – 2016 and thereafter and in the Puerto Rico jurisdiction – 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $2.1 million.

Note 39 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the years ended December 31, 2019, 2018 and 2017 are listed in the following table:

(In thousands)	2019	2018	2017
Income taxes paid	$14,461	$4,116	$2,433
Interest paid	369,383	296,757	221,432
Non-cash activities:
Loans transferred to other real estate	67,056	47,965	82,035
Loans transferred to other property	53,286	43,645	27,407
Total loans transferred to foreclosed assets	120,342	91,610	109,442
Loans transferred to other assets	16,503	16,843	7,514
Financed sales of other real estate assets	15,907	16,779	11,237
Financed sales of other foreclosed assets	30,840	17,867	8,435
Total financed sales of foreclosed assets	46,747	34,646	19,672
Transfers from loans held-in-portfolio to loans held-for-sale	-	-	2,472
Transfers from loans held-for-sale to loans held-in-portfolio	7,829	20,938	1,705
Loans securitized into investment securities[1]	458,758	506,685	462,033
Trades receivables from brokers and counterparties	39,364	40,088	7,514
Trades payable to brokers and counterparties	4,084	64	2
Receivables from investments securities	-	70,000	70,000
Recognition of mortgage servicing rights on securitizations or asset transfers	9,143	10,223	7,661
Interest capitalized on loans subject to the temporary payment moratorium	-	481	46,944
Loans booked under the GNMA buy-back option	72,480	384,371	790,942
Capitalization of Right of Use Assets	189,097	-	-
Gain from the FDIC Termination Agreement	-	102,752	-
[1]	Includes loans securitized into trading securities and subsequently sold before year end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Cash and due from banks	$361,705	$353,936	$381,289
Restricted cash and due from banks	26,606	40,099	21,568
Restricted cash in money market investments	6,012	9,216	9,772
Total cash and due from banks, and restricted cash[2]	$394,323	$403,251	$412,629
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

Note 40 – Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at December 31, 2019, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Effective on January 1, 2019, the Corporation’s management changed the measurement basis for its reportable segments. Historically, for management reporting purposes, the Corporation had reversed the effect of the intercompany billings from Popular Inc., holding company, to its subsidiaries for certain services or expenses incurred on their behalf. In addition, the Corporation used to reflect an income tax expense allocation for several of its subsidiaries which are Limited Liability Companies (“LLCs”) and had made an election to be treated as a pass through entities for income tax purposes. The Corporation’s management has determined to discontinue making these adjustments, effective on January 1, 2019, for purposes of its management and reportable segment reporting. The Corporation reflected these changes in the measurement of the reportable segments’ results prospectively beginning on January 1, 2019. For the year ended December 31, 2018, the intercompany billings from Popular, Inc to Banco Popular de Puerto Rico amounted to $78.3 million (2017 - $66.4 million) and to the Popular U.S. reportable segments amounted to $12.5 million (2017 - $10.3 million).

The tables that follow present the results of operations and total assets by reportable segments:

December 31, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,633,950	$295,470	$(51)
Provision for loan losses		135,495	30,028	-
Non-interest income		506,739	23,160	(561)
Amortization of intangibles		8,610	664	-
Depreciation expense		49,058	8,263	-
Other operating expenses		1,208,458	205,219	(547)
Income tax expense		129,145	19,164	-
Net income		$609,923	$55,292	$(65)
Segment assets		$41,756,864	$10,056,316	$(18,576)

December 31, 2019
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,929,369	$(37,675)	$-	$1,891,694
Provision for loan losses	165,523	256	-	165,779
Non-interest income	529,338	43,901	(3,356)	569,883
Amortization of intangibles	9,274	96	-	9,370
Depreciation expense	57,321	746	-	58,067
Other operating expenses	1,413,130	55	(3,140)	1,410,045
Income tax expense (expense)	148,309	(1,041)	(87)	147,181
Net income	$665,150	$6,114	$(129)	$671,135
Segment assets	$51,794,604	$5,228,276	$(4,907,556)	$52,115,324

December 31, 2018
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,482,178	$304,576	$(2)
Provision for loan losses		198,442	29,881	-
Non-interest income		592,938	19,988	(560)
Amortization of intangibles		8,620	665	-
Depreciation expense		43,504	9,053	-
Other operating expenses		1,073,012	182,154	(546)
Income tax expense		121,195	25,294	-
Net income		$630,343	$77,517	$(16)
Segment assets		$38,037,696	$9,381,636	$(114,923)

December 31, 2018
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,786,752	$(51,875)	$-	$1,734,877
Provision (reversal) for loan losses	228,323	(251)	-	228,072
Non-interest income	612,366	42,914	(2,786)	652,494
Amortization of intangibles	9,285	41	-	9,326
Depreciation expense	52,557	743	-	53,300
Loss on early extinguishment of debt	-	12,522	-	12,522
Other operating expenses	1,254,620	94,640	(2,846)	1,346,414
Income tax expense (benefit)	146,489	(26,947)	37	119,579
Net income (loss)	$707,844	$(89,709)	$23	$618,158
Segment assets	$47,304,409	$5,099,491	$(4,799,323)	$47,604,577

December 31, 2017
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,279,844	$280,946	$(217)
Provision for loan losses		253,032	77,944	-
Non-interest income		364,164	20,430	(572)
Amortization of intangibles		8,713	665	-
Depreciation expense		39,162	8,553	-
Other operating expenses		957,924	170,042	(551)
Income tax expense		72,741	191,749	(93)
Net income (loss)		$312,436	$(147,577)	$(145)
Segment assets		$34,843,668	$9,168,256	$(16,992)

December 31, 2017
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,560,573	$(58,609)	$-	$1,501,964
Provision for loan losses	330,976	403	(5,955)	325,424
Non-interest income	384,022	37,949	(2,804)	419,167
Amortization of intangibles	9,378	-	-	9,378
Depreciation expense	47,715	649	-	48,364
Other operating expenses	1,127,415	74,731	(2,692)	1,199,454
Income tax expense (benefit)	264,397	(35,835)	2,268	230,830
Net income (loss)	$164,714	$(60,608)	$3,575	$107,681
Segment assets	$43,994,932	$5,046,153	$(4,763,748)	$44,277,337

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

December 31, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$619,926	$1,009,196	$4,828	$-	$1,633,950
Provision (reversal) for loan losses	(46,099)	181,594	-	-	135,495
Non-interest income	99,758	303,268	106,218	(2,505)	506,739
Amortization of intangibles	195	4,294	4,121	-	8,610
Depreciation expense	20,024	28,411	623	-	49,058
Other operating expenses	309,762	835,582	65,631	(2,517)	1,208,458
Income tax expense	104,636	11,999	12,510	-	129,145
Net income	$331,166	$250,584	$28,161	$12	$609,923
Segment assets	$34,340,842	$23,976,004	$380,557	$(16,940,539)	$41,756,864

December 31, 2018
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments [1]	Puerto Rico
Net interest income	$584,293	$892,735	$5,201	$(51)	$1,482,178
Provision for loan losses	105,604	92,838	-	-	198,442
Non-interest income	84,762	311,775	95,199	101,202	592,938
Amortization of intangibles	208	4,275	4,137	-	8,620
Depreciation expense	17,668	25,222	614	-	43,504
Other operating expenses	276,158	718,990	71,344	6,520	1,073,012
Income tax expense	76,255	100,925	7,903	(63,888)	121,195
Net income	$193,162	$262,260	$16,402	$158,519	$630,343
Segment assets	$27,712,852	$22,712,950	$376,992	$(12,765,098)	$38,037,696
[1]

Includes the impact of the Termination Agreement with the FDIC and the Tax Closing Agreement entered into in connection with the FDIC transaction. These transactions resulted in a gain of $102.8 million reported in the non-interest income line, other operating expenses of $8.1 million and a net tax benefit of $63.9 million. Refer to Notes 10 and 38 to the Consolidated Financial Statements for additional information.

December 31, 2017
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$518,404	$753,922	$7,499	$19	$1,279,844
Provision for loan losses	8,911	244,121	-	-	253,032
Non-interest income	79,630	194,741	90,222	(429)	364,164
Amortization of intangibles	211	4,274	4,228	-	8,713
Depreciation expense	17,338	21,120	704	-	39,162
Other operating expenses	239,369	656,998	62,030	(473)	957,924
Income tax expense (benefit)	93,378	(31,404)	10,767	-	72,741
Net income	$238,827	$53,554	$19,992	$63	$312,436
Segment assets	$21,735,909	$20,180,173	$520,717	$(7,593,131)	$34,843,668

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the year ended December 31, 2019, the BPPR segment generated approximately $55.7 million (2018 - $37.6 million, 2017 - $24.5 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $47.6 million in revenues (2018 - $48.8 million, 2017 - $50.5 million) from its operations in the U.S. and British Virgin Islands. At December 31, 2019, total assets for the BPPR segment related to its operations in the United States amounted to $635 million (2018 - $455 million) and total deposits amounted to $46 million (2018 - $92 million).

(In thousands)	2019	2018	2017
Revenues:[1]
Puerto Rico	$2,016,089	$1,953,671	$1,527,758
United States	371,368	357,680	318,093
Other	74,120	76,020	75,280
Total consolidated revenues	$2,461,577	$2,387,371	$1,921,131
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net (loss) gain on sale of debt securities, other-than-temporary impairment losses on debt securities, net gain (loss), including impairment on equity securities, net profit (loss) on trading account debt securities, net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale, indemnity reserves on loans sold expense, FDIC loss-share income (expense) and other operating income.

Selected Balance Sheet Information
(In thousands)	2019	2018	2017
Puerto Rico
Total assets	$40,544,255	$36,863,930	$33,705,624
Loans	18,989,286	18,837,742	17,591,078
Deposits	34,664,243	31,237,529	27,575,292
United States
Total assets	$10,693,536	$9,847,944	$9,648,865
Loans	7,819,187	7,034,075	6,608,056
Deposits	7,664,792	6,878,599	6,635,153
Other
Total assets	$877,533	$892,703	$922,848
Loans	657,603	687,494	743,329
Deposits [1]	1,429,571	1,593,911	1,243,063
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 41 - Popular, Inc. (holding company only) financial information

The following condensed financial information presents the financial position of Popular, Inc. Holding Company only at December 31, 2019 and 2018, and the results of its operations and cash flows for the years ended December 31, 2019, 2018 and 2017.

Condensed Statements of Condition
	December 31,
(In thousands)	2019	2018
ASSETS
Cash and due from banks (includes $56,008 due from bank subsidiary (2018 - $68,022))	$55,956	$68,022
Money market investments	221,598	176,256
Debt securities held-to-maturity, at amortized cost (includes $8,726 in common securities from statutory trusts (2018 - $8,726))	8,726	8,726
Equity securities, at lower of cost or realizable value[1]	10,744	6,693
Investment in BPPR and subsidiaries, at equity	4,233,046	3,813,640
Investment in Popular North America and subsidiaries, at equity	1,749,518	1,648,577
Investment in other non-bank subsidiaries, at equity	260,501	241,902
Other loans	32,027	32,678
Less - Allowance for loan losses	410	155
Premises and equipment	3,893	3,394
Investment in equity method investees	75,739	62,781
Other assets (includes $4,353 due from subsidiaries and affiliate (2018 - $1,355))	25,087	20,281
Total assets	$6,676,425	$6,082,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$586,119	$584,851
Other liabilities (includes $2,109 due to subsidiaries and affiliate (2018 - $3,110))	73,596	62,799
Stockholders’ equity	6,016,710	5,435,145
Total liabilities and stockholders’ equity	$6,676,425	$6,082,795
[1] Refer to Note 20 to the consolidated financial statements for information on the statutory trusts.

Condensed Statements of Operations
	Years ended December 31,
(In thousands)	2019	2018	2017
Income:
Dividends from subsidiaries	$408,000	$453,200	$211,500
Interest income (includes $4,237 due from subsidiaries and affiliates (2018 - $6,121; 2017 - $3,183))	6,669	8,366	4,238
Earnings from investments in equity method investees	17,279	15,498	11,761
Other operating income	1	253	86
Net gain (loss), including impairment, on equity securities	988	(777)	-
Net gain on trading account debt securities	-	-	266
Total income	432,937	476,540	227,851
Expenses:
Interest expense	38,528	51,218	52,470
Provision (reversal) for loan losses	256	(251)	403
Loss on early extinguishment of debt	-	12,522	-
Operating expenses (includes expenses for services provided by subsidiaries and affiliate of $14,400 (2018 - $10,511 ; 2017 - $8,225)), net of reimbursement by subsidiaries for services provided by parent of $106,725 (2018 - $90,807 ; 2017 - $76,720)	80	3,656	(1,773)
Total expenses	38,864	67,145	51,100
Income before equity in undistributed earnings of subsidiaries	394,073	409,395	176,751
Equity in undistributed earnings (losses) of subsidiaries	277,062	208,763	(69,070)
Net income	$671,135	$618,158	$107,681
Comprehensive income, net of tax	$929,171	$540,836	$77,315

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$671,135	$618,158	$107,681
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of dividends or distributions	(277,062)	(208,763)	69,070
Provision (reversal) for loan losses	256	(251)	403
Amortization of intangibles	96	41	-
Net accretion of discounts and amortization of premiums and deferred fees	1,240	2,022	2,086
Share-based compensation	7,927	7,441	-
Earnings from investments under the equity method, net of dividends or distributions	(14,948)	(14,333)	(7,765)
Loss on early extinguishment of debt	-	12,522	-
Net (increase) decrease in:
Equity securities	(4,051)	(1,583)	(1,346)
Other assets	1,134	344	8,696
Net (decrease) increase in:
Interest payable	-	(10,288)	-
Other liabilities	2,508	8,059	3,230
Total adjustments	(282,900)	(204,789)	74,374
Net cash provided by operating activities	388,235	413,369	182,055
Cash flows from investing activities:
Net (increase) decrease in money market investments	(45,000)	70,000	6,000
Net repayments on other loans	677	536	181
Capital contribution to subsidiaries	(9,000)	(87,000)	(5,955)
Return of capital from wholly owned subsidiaries	13,000	13,000	22,400
Acquisition of loans portfolio	-	-	(31,909)
Acquisition of trademark	-	-	(5,560)
Acquisition of premises and equipment	(1,289)	(1,099)	(965)
Proceeds from sale of:
Premises and equipment	3	293	23
Foreclosed assets	-	-	38
Net cash used in investing activities	(41,609)	(4,270)	(15,747)
Cash flows from financing activities:
Payments of notes payable	-	(448,518)	-
Payments of debt extinguishment	-	(12,522)	-
Proceeds from issuance of notes payable	-	293,819	-
Proceeds from issuance of common stock	13,451	11,653	7,016
Dividends paid	(115,810)	(105,441)	(95,910)
Net payments for repurchase of common stock	(250,571)	(125,731)	(75,668)
Payments related to tax withholding for share-based compensation	(5,420)	(2,201)	(1,756)
Net cash used in financing activities	(358,350)	(388,941)	(166,318)
Net (decrease) increase in cash and due from banks, and restricted cash	(11,724)	20,158	(10)
Cash and due from banks, and restricted cash at beginning of period	68,278	48,120	48,130
Cash and due from banks, and restricted cash at end of period	$56,554	$68,278	$48,120

Popular, Inc. (parent company only) received dividend distributions from its direct equity method investees amounting to $2.3 million for the year ended December 31, 2019 (2018 - $1.2 million).

Notes payable include junior subordinated debentures issued by the Corporation that are associated to capital securities issued by the Popular Capital Trust I and Popular Capital Trust II and medium-term notes. Refer to Note 20 for a description of significant provisions related to these junior subordinated debentures. The following table presents the aggregate amounts by contractual maturities of notes payable at December 31, 2019:

Year	(In thousands)
2020	$-
2021	-
2022	-
2023	-
2024	295,307
Later years	290,812
Total	$586,119

Note 42 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at December 31, 2019 and 2018, and the results of their operations and cash flows for the periods ended December 31, 2019, 2018 and 2017.

PNA is an operating, 100% subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank, including Popular Bank’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition

	At December 31, 2019
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$55,956	$-	$388,363	$(56,008)	$388,311
Money market investments	221,598	16,029	3,261,688	(237,029)	3,262,286
Trading account debt securities, at fair value	-	-	40,321	-	40,321
Debt securities available-for-sale, at fair value	-	-	17,648,473	-	17,648,473
Debt securities held-to-maturity, at amortized cost	8,726	2,835	86,101	-	97,662
Equity securities	10,744	20	149,322	(199)	159,887
Investment in subsidiaries	6,243,065	1,806,583	-	(8,049,648)	-
Loans held-for-sale, at lower of cost or fair value	-	-	59,203	-	59,203
Loans held-in-portfolio	32,027	-	27,549,874	5,955	27,587,856
Less - Unearned income	-	-	180,983	-	180,983
Allowance for loan losses	410	-	477,298	-	477,708
Total loans held-in-portfolio, net	31,617	-	26,891,593	5,955	26,929,165
Premises and equipment, net	3,893	-	552,757	-	556,650
Other real estate	146	-	121,926	-	122,072
Accrued income receivable	382	108	180,630	(249)	180,871
Mortgage servicing assets, at fair value	-	-	150,906	-	150,906
Other assets	93,835	21,324	1,722,839	(18,383)	1,819,615
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,463	-	22,317	-	28,780
Total assets	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,216,181	$(56,008)	$9,160,173
Interest bearing	-	-	34,835,462	(237,029)	34,598,433
Total deposits	-	-	44,051,643	(293,037)	43,758,606
Assets sold under agreements to repurchase	-	-	193,378	-	193,378
Notes payable	586,119	94,090	421,399	-	1,101,608
Other liabilities	73,596	3,200	986,865	(18,708)	1,044,953
Total liabilities	659,715	97,290	45,653,285	(311,745)	46,098,545
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,438,706	4,173,169	5,847,389	(10,011,852)	4,447,412
Retained earnings (accumulated deficit)	2,156,442	(2,425,429)	555,398	1,861,504	2,147,915
Treasury stock, at cost	(459,704)	-	-	(110)	(459,814)
Accumulated other comprehensive (loss) income, net of tax	(169,938)	1,867	(164,817)	162,950	(169,938)
Total stockholders' equity	6,016,710	1,749,609	6,294,277	(8,043,817)	6,016,779
Total liabilities and stockholders' equity	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324

Condensed Consolidating Statement of Financial Condition

	At December 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$68,022	$-	$394,035	$(68,022)	$394,035
Money market investments	176,256	15,288	4,170,792	(191,288)	4,171,048
Trading account debt securities, at fair value	-	-	37,787	-	37,787
Debt securities available-for-sale, at fair value	-	-	13,300,184	-	13,300,184
Debt securities held-to-maturity, at amortized cost	8,726	2,835	90,014	-	101,575
Equity securities	6,693	20	149,012	(141)	155,584
Investment in subsidiaries	5,704,119	1,700,082	-	(7,404,201)	-
Loans held-for-sale, at lower of cost or fair value	-	-	51,422	-	51,422
Loans held-in-portfolio	32,678	-	26,625,080	5,955	26,663,713
Less - Unearned income	-	-	155,824	-	155,824
Allowance for loan losses	155	-	569,193	-	569,348
Total loans held-in-portfolio, net	32,523	-	25,900,063	5,955	25,938,541
Premises and equipment, net	3,394	-	566,414	-	569,808
Other real estate	146	-	136,559	-	136,705
Accrued income receivable	284	116	165,767	(145)	166,022
Mortgage servicing assets, at fair value	-	-	169,777	-	169,777
Other assets	76,073	27,639	1,626,119	(15,697)	1,714,134
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,559	-	20,274	-	26,833
Total assets	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,217,058	$(68,022)	$9,149,036
Interest bearing	-	-	30,752,291	(191,288)	30,561,003
Total deposits	-	-	39,969,349	(259,310)	39,710,039
Assets sold under agreements to repurchase	-	-	281,529	-	281,529
Other short-term borrowings	-	-	42	-	42
Notes payable	584,851	94,063	577,188	-	1,256,102
Other liabilities	62,799	3,287	871,733	(16,011)	921,808
Total liabilities	647,650	97,350	41,699,841	(275,321)	42,169,520
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,043	2	56,307	(56,309)	1,043
Surplus	4,357,079	4,172,983	5,790,324	(9,954,780)	4,365,606
Retained earnings (accumulated deficit)	1,660,258	(2,479,503)	327,713	2,143,263	1,651,731
Treasury stock, at cost	(205,421)	-	-	(88)	(205,509)
Accumulated other comprehensive loss, net of tax	(427,974)	(44,852)	(424,843)	469,695	(427,974)
Total stockholders' equity	5,435,145	1,648,630	5,749,501	(7,398,219)	5,435,057
Total liabilities and stockholders' equity	$6,082,795	$1,745,980	$47,449,342	$(7,673,540)	$47,604,577

Condensed Consolidating Statement of Operations

	Year ended December 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$408,000	$-	$-	$(408,000)	$-
Loans	2,231	-	1,800,737	-	1,802,968
Money market investments	3,670	211	89,824	(3,882)	89,823
Investment securities	768	186	367,048	-	368,002
Total interest and dividend income	414,669	397	2,257,609	(411,882)	2,260,793
Interest expense:
Deposits	-	-	308,740	(3,882)	304,858
Short-term borrowings	-	-	6,100	-	6,100
Long-term debt	38,528	6,229	13,384	-	58,141
Total interest expense	38,528	6,229	328,224	(3,882)	369,099
Net interest income (expense)	376,141	(5,832)	1,929,385	(408,000)	1,891,694
Provision for loan losses	256	-	165,523	-	165,779
Net interest income (expense) after provision for loan losses	375,885	(5,832)	1,763,862	(408,000)	1,725,915
Service charges on deposit accounts	-	-	160,933	-	160,933
Other service fees	1	-	288,471	(3,266)	285,206
Mortgage banking activities	-	-	32,093	-	32,093
Net loss on sale of debt securities	-	-	(20)	-	(20)
Net gain, including impairment on equity securities	988	-	1,555	(37)	2,506
Net gain on trading account debt securities	-	-	994	-	994
Indemnity reserves on loans sold expense	-	-	(343)	-	(343)
Other operating income (expense)	17,279	(984)	72,272	(53)	88,514
Total non-interest income (expense)	18,268	(984)	555,955	(3,356)	569,883
Operating expenses:
Personnel costs	63,258	-	527,367	-	590,625
Net occupancy expenses	4,297	-	92,084	(42)	96,339
Equipment expenses	3,525	4	80,686	-	84,215
Other taxes	248	1	51,404	-	51,653
Professional fees	21,323	113	363,479	(504)	384,411
Communications	616	-	22,834	-	23,450
Business promotion	3,918	-	71,454	-	75,372
FDIC deposit insurance	-	-	18,179	-	18,179
Other real estate owned (OREO) expenses	-	-	4,298	-	4,298
Other operating expenses	(97,201)	56	239,309	(2,594)	139,570
Amortization of intangibles	96	-	9,274	-	9,370
Total operating expenses	80	174	1,480,368	(3,140)	1,477,482
Income (loss) before income tax and equity in earnings of subsidiaries	394,073	(6,990)	839,449	(408,216)	818,316
Income tax (benefit) expense	-	(1,468)	148,735	(86)	147,181

Income (loss) before equity in earnings of subsidiaries	394,073	(5,522)	690,714	(408,130)	671,135
Equity in undistributed earnings of subsidiaries	277,062	54,773	-	(331,835)	-
Net income	$671,135	$49,251	$690,714	$(739,965)	$671,135
Comprehensive income, net of tax	$929,171	$95,970	$950,740	$(1,046,710)	$929,171

Condensed Consolidating Statement of Operations

	Year ended December 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$453,200	$-	$-	$(453,200)	$-
Loans	2,115	-	1,643,670	(49)	1,645,736
Money market investments	5,555	69	111,287	(5,623)	111,288
Investment securities	696	279	263,849	-	264,824
Total interest and dividend income	461,566	348	2,018,806	(458,872)	2,021,848
Interest expense:
Deposits	-	-	209,888	(5,623)	204,265
Short-term borrowings	-	49	7,210	(49)	7,210
Long-term debt	51,218	9,330	14,948	-	75,496
Total interest expense	51,218	9,379	232,046	(5,672)	286,971
Net interest income (expense)	410,348	(9,031)	1,786,760	(453,200)	1,734,877
Provision (reversal) for loan losses- non-covered loans	(251)	-	226,593	-	226,342
Provision for loan losses- covered loans	-	-	1,730	-	1,730
Net interest income (expense) after provision (reversal) for loan losses	410,599	(9,031)	1,558,437	(453,200)	1,506,805
Service charges on deposit accounts	-	-	150,677	-	150,677
Other service fees	-	-	260,730	(2,710)	258,020
Mortgage banking activities	-	-	52,802	-	52,802
Net loss, including impairment on equity securities	(777)	-	(1,268)	(36)	(2,081)
Net loss on trading account debt securities	-	-	(208)	-	(208)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	33	-	33
Indemnity reserves on loans sold expense	-	-	(12,959)	-	(12,959)
FDIC loss-share income	-	-	94,725	-	94,725
Other operating income	15,751	737	95,037	(40)	111,485
Total non-interest income	14,974	737	639,569	(2,786)	652,494
Operating expenses:
Personnel costs	59,821	-	503,167	-	562,988
Net occupancy expenses	4,055	-	84,274	-	88,329
Equipment expenses	3,433	3	68,352	-	71,788
Other taxes	233	1	46,050	-	46,284
Professional fees	18,159	178	331,978	(471)	349,844
Communications	485	-	22,622	-	23,107
Business promotion	2,236	-	63,682	-	65,918
FDIC deposit insurance	-	-	27,757	-	27,757
Loss on early extinguishment of debt	12,522	-	-	-	12,522
Other real estate owned (OREO) expenses	-	-	23,338	-	23,338
Other operating expenses	(84,807)	80	227,463	(2,375)	140,361
Amortization of intangibles	41	-	9,285	-	9,326
Total operating expenses	16,178	262	1,407,968	(2,846)	1,421,562
Income (loss) before income tax and equity in earnings of subsidiaries	409,395	(8,556)	790,038	(453,140)	737,737
Income tax expense	-	3,267	116,275	37	119,579

Income (loss) before equity in earnings of subsidiaries	409,395	(11,823)	673,763	(453,177)	618,158
Equity in undistributed earnings of subsidiaries	208,763	69,027	-	(277,790)	-
Net income	$618,158	$57,204	$673,763	$(730,967)	$618,158
Comprehensive income, net of tax	$540,836	$41,838	$597,768	$(639,606)	$540,836

Condensed Consolidating Statement of Operations

	Year ended December 31, 2017
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$211,500	$-	$-	$(211,500)	$-
Loans	1,056	-	1,477,713	(4)	1,478,765
Money market investments	2,616	54	51,495	(2,670)	51,495
Investment securities	566	322	194,796	-	195,684
Total interest and dividend income	215,738	376	1,724,004	(214,174)	1,725,944
Interest Expense:
Deposits	-	-	144,534	(2,670)	141,864
Short-term borrowings	-	-	5,728	(4)	5,724
Long-term debt	52,470	10,767	13,155	-	76,392
Total interest expense	52,470	10,767	163,417	(2,674)	223,980
Net interest income (expense)	163,268	(10,391)	1,560,587	(211,500)	1,501,964
Provision for loan losses- non-covered loans	403	-	325,234	(5,955)	319,682
Provision for loan losses- covered loans	-	-	5,742	-	5,742
Net interest income (expense) after provision for loan losses	162,865	(10,391)	1,229,611	(205,545)	1,176,540
Service charges on deposit accounts	-	-	153,709	-	153,709
Other service fees	-	-	220,073	(2,806)	217,267
Mortgage banking activities	-	-	25,496	-	25,496
Net gain on sale of debt securities	-	-	83	-	83
Other-than-temporary impairment losses on debt securities	-	-	(8,299)	-	(8,299)
Net gain on equity securities	-	-	251	-	251
Net profit (loss) on trading account debt securities	266	-	(1,110)	27	(817)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	-	-	(420)	-	(420)
Indemnity reserves on loans sold expense	-	-	(22,377)	-	(22,377)
FDIC loss-share expense	-	-	(10,066)	-	(10,066)
Other operating income	11,847	921	51,598	(26)	64,340
Total non-interest income	12,113	921	408,938	(2,805)	419,167
Operating expenses:
Personnel costs	47,561	-	429,201	-	476,762
Net occupancy expenses	3,876	-	85,318	-	89,194
Equipment expenses	2,925	2	62,215	-	65,142
Other taxes	217	-	43,165	-	43,382
Professional fees	11,766	(427)	281,585	(436)	292,488
Communications	549	-	21,917	-	22,466
Business promotion	2,014	-	56,431	-	58,445
FDIC deposit insurance	-	-	26,392	-	26,392
Other real estate owned (OREO) expenses	42	-	48,498	-	48,540
Other operating expenses	(70,723)	51	197,935	(2,256)	125,007
Amortization of intangibles	-	-	9,378	-	9,378
Total operating expenses	(1,773)	(374)	1,262,035	(2,692)	1,257,196
Income (loss) before income tax and equity in earnings of subsidiaries	176,751	(9,096)	376,514	(205,658)	338,511
Income tax (benefit) expense	-	(8,382)	236,944	2,268	230,830

Income (loss) before equity in earnings of subsidiaries	176,751	(714)	139,570	(207,926)	107,681
Equity in undistributed earnings of subsidiaries	(69,070)	(153,944)	-	223,014	-
Net Income (loss)	$107,681	$(154,658)	$139,570	$15,088	$107,681
Comprehensive income (loss), net of tax	$77,315	$(162,195)	$108,663	$53,532	$77,315

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$671,135	$49,251	$690,714	$(739,965)	$671,135
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(277,062)	(54,773)	-	331,835	-
Provision for loan losses	256	-	165,523	-	165,779
Amortization of intangibles	96	-	9,274	-	9,370
Depreciation and amortization of premises and equipment	746	-	57,321	-	58,067
Net accretion of discounts and amortization of premiums and deferred fees	1,240	27	(159,337)	-	(158,070)
Share-based compensation	7,927	-	4,376	-	12,303
Impairment losses on long-lived assets	-	-	2,591	-	2,591
Fair value adjustments on mortgage servicing rights	-	-	27,771	-	27,771
Indemnity reserves on loans sold expense	-	-	343	-	343
(Earnings) losses from investments under the equity method, net of dividends or distributions	(14,948)	984	(14,047)	-	(28,011)
Deferred income tax (benefit) expense	-	(1,468)	142,886	(86)	141,332
Loss (gain) on:
Disposition of premises and equipment and other productive assets	41	-	(6,707)	-	(6,666)
Proceeds from insurance claims	-	-	(1,205)	-	(1,205)
Sale of debt securities	-	-	20	-	20
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(15,888)	-	(15,888)
Sale of foreclosed assets, including write-downs	-	-	(21,982)	-	(21,982)
Acquisitions of loans held-for-sale	-	-	(223,939)	-	(223,939)
Proceeds from sale of loans held-for-sale	-	-	71,075	-	71,075
Net originations on loans held-for-sale	-	-	(289,430)	-	(289,430)
Net decrease (increase) in:
Trading debt securities	-	-	460,969	-	460,969
Equity securities	(4,051)	-	(3,981)	-	(8,032)
Accrued income receivable	(98)	8	(8,383)	104	(8,369)
Other assets	445	2,571	(43,636)	2,773	(37,847)
Net (decrease) increase in:
Interest payable	-	-	(180)	(104)	(284)
Pension and other postretirement benefits obligations	-	-	778	-	778
Other liabilities	2,508	(87)	(116,270)	(2,594)	(116,443)
Total adjustments	(282,900)	(52,738)	37,942	331,928	34,232
Net cash provided by (used in) operating activities	388,235	(3,487)	728,656	(408,037)	705,367
Cash flows from investing activities:
Net (increase) decrease in money market investments	(45,000)	(741)	905,558	45,741	905,558
Purchases of investment securities:
Available-for-sale	-	-	(18,733,295)	-	(18,733,295)
Equity	-	-	(16,359)	59	(16,300)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	14,650,440	-	14,650,440
Held-to-maturity	-	-	5,913	-	5,913
Proceeds from sale of investment securities:
Available for sale	-	-	99,445	-	99,445
Equity	-	-	20,030	-	20,030
Net repayments (disbursements) on loans	677	-	(641,706)	-	(641,029)
Proceeds from sale of loans	-	-	110,534	-	110,534
Acquisition of loan portfolios	-	-	(619,737)	-	(619,737)
Payments to acquire other intangible	-	-	(10,382)	-	(10,382)
Return of capital from equity method investments	-	4,228	2,714	-	6,942
Capital contribution to subsidiary	(9,000)	-	-	9,000	-
Return of capital from wholly-owned subsidiaries	13,000	-	-	(13,000)	-
Acquisition of premises and equipment	(1,289)	-	(74,376)	-	(75,665)
Proceeds from insurance claims	-	-	1,205	-	1,205

Proceeds from sale of:
Premises and equipment and other productive assets	3	-	18,605	-	18,608
Foreclosed assets	-	-	107,881	-	107,881
Net cash (used in) provided by investing activities	(41,609)	3,487	(4,173,530)	41,800	(4,169,852)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	4,077,682	(33,727)	4,043,955
Assets sold under agreements to repurchase	-	-	(88,151)	-	(88,151)
Other short-term borrowings	-	-	(41)	-	(41)
Payments of notes payable	-	-	(210,377)	-	(210,377)
Principal payments of finance leases	-	-	(1,726)	-	(1,726)
Proceeds from issuance of notes payable	-	-	75,000	-	75,000
Proceeds from issuance of common stock	13,451	-	(4,732)	-	8,719
Dividends paid to parent company	-	-	(408,000)	408,000	-
Dividends paid	(115,810)	-	-	-	(115,810)
Net payments for repurchase of common stock	(250,571)	-	12	(22)	(250,581)
Return of capital to parent company	-	-	(13,000)	13,000	-
Capital contribution from parent	-	-	9,000	(9,000)	-
Payments related to tax withholding for share-based compensation	(5,420)	-	(11)	-	(5,431)
Net cash (used in) provided by financing activities	(358,350)	-	3,435,656	378,251	3,455,557
Net decrease in cash and due from banks, and restricted cash	(11,724)	-	(9,218)	12,014	(8,928)
Cash and due from banks, and restricted cash at beginning of period	68,278	-	402,995	(68,022)	403,251
Cash and due from banks, and restricted cash at end of period	$56,554	$-	$393,777	$(56,008)	$394,323

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2018
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$618,158	$57,204	$673,763	$(730,967)	$618,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(208,763)	(69,027)	-	277,790	-
Provision (reversal) for loan losses	(251)	-	228,323	-	228,072
Amortization of intangibles	41	-	9,285	-	9,326
Depreciation and amortization of premises and equipment	743	-	52,557	-	53,300
Net accretion of discounts and amortization of premiums and deferred fees	2,022	27	(89,203)	-	(87,154)
Share-based compensation	7,441	-	3,080	-	10,521
Impairment losses on long-lived assets	-	-	272	-	272
Fair value adjustments on mortgage servicing rights	-	-	8,477	-	8,477
FDIC loss-share income	-	-	(94,725)	-	(94,725)
Adjustments to indemnity reserves on loans sold	-	-	12,959	-	12,959
Earnings from investments under the equity method, net of dividends or distributions	(14,333)	(737)	(9,147)	-	(24,217)
Deferred income tax expense (benefit)	-	1,531	(13,888)	37	(12,320)
Loss (gain) on:
Disposition of premises and equipment and other productive assets	22	-	15,962	-	15,984
Proceeds from insurance claims	-	-	(20,147)	-	(20,147)
Early extinguishment of debt	12,522	-	-	-	12,522
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(9,681)	-	(9,681)
Sale of foreclosed assets, including write-downs	-	-	6,833	-	6,833
Acquisitions of loans held-for-sale	-	-	(232,264)	-	(232,264)
Proceeds from sale of loans held-for-sale	-	-	66,687	-	66,687
Net originations on loans held-for-sale	-	-	(254,582)	-	(254,582)
Net decrease (increase) in:
Trading debt securities	-	-	458,548	(101)	458,447
Equity securities	(1,583)	-	(39)	-	(1,622)
Accrued income receivable	85	(4)	49,273	(66)	49,288
Other assets	(506)	(83)	264,482	948	264,841
Net (decrease) increase in:
Interest payable	(10,288)	(1,891)	2,327	66	(9,786)
Pension and other postretirement benefits obligations	-	-	4,558	-	4,558
Other liabilities	8,059	(99)	(233,160)	(1,044)	(226,244)
Total adjustments	(204,789)	(70,283)	226,787	277,630	229,345
Net cash provided by (used in) operating activities	413,369	(13,079)	900,550	(453,337)	847,503
Cash flows from investing activities:
Net decrease (increase) in money market investments	70,000	(12,481)	1,083,515	(57,519)	1,083,515
Purchases of investment securities:
Available-for-sale	-	-	(10,050,165)	-	(10,050,165)
Equity	-	-	(13,208)	140	(13,068)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	6,946,209	-	6,946,209
Held-to-maturity	-	1,637	5,643	-	7,280
Proceeds from sale of investment securities:
Equity	-	-	24,209	-	24,209
Net repayments (disbursements) on loans	536	-	(7,201)	-	(6,665)
Proceeds from sale of loans	-	-	29,669	-	29,669
Acquisition of loan portfolios	-	-	(601,550)	-	(601,550)
Net payments (to) from FDIC under loss-sharing agreements	-	-	(25,012)	-	(25,012)
Payments to acquire businesses, net of cash acquired	-	-	(1,843,333)	-	(1,843,333)
Return of capital from equity method investments	-	5,963	(1,873)	-	4,090
Capital contribution to subsidiary	(87,000)	-	-	87,000	-
Return of capital from wholly-owned subsidiaries	13,000	-	-	(13,000)	-

Acquisition of premises and equipment	(1,099)	-	(79,450)	-	(80,549)
Proceeds from insurance claims	-	-	20,147	-	20,147
Proceeds from sale of:
Premises and equipment and other productive assets	293	-	8,892	-	9,185
Foreclosed assets	-	-	105,371	-	105,371
Net cash used in investing activities	(4,270)	(4,881)	(4,398,137)	16,621	(4,390,667)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	4,221,975	37,676	4,259,651
Assets sold under agreements to repurchase	-	-	(109,391)	-	(109,391)
Other short-term borrowings	-	-	(96,167)	-	(96,167)
Payments of notes payable	(448,518)	(54,502)	(252,946)	-	(755,966)
Payments of debt extinguishment	(12,522)	-	-	-	(12,522)
Proceeds from issuance of notes payable	293,819	-	180,000	-	473,819
Proceeds from issuance of common stock	11,653	-	(4,385)	-	7,268
Dividends paid to parent company	-	-	(453,200)	453,200	-
Dividends paid	(105,441)	-	-	-	(105,441)
Net payments for repurchase of common stock	(125,731)	-	471	(4)	(125,264)
Return of capital to parent company	-	-	(13,000)	13,000	-
Capital contribution from parent	-	72,000	15,000	(87,000)	-
Payments related to tax withholding for share-based compensation	(2,201)	-	-	-	(2,201)
Net cash (used in) provided by financing activities	(388,941)	17,498	3,488,357	416,872	3,533,786
Net increase (decrease) in cash and due from banks, and restricted cash	20,158	(462)	(9,230)	(19,844)	(9,378)
Cash and due from banks, and restricted cash at beginning of period	48,120	462	412,225	(48,178)	412,629
Cash and due from banks, and restricted cash at end of period	$68,278	$-	$402,995	$(68,022)	$403,251

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income (loss)	$107,681	$(154,658)	$139,570	$15,088	$107,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	69,070	153,944	-	(223,014)	-
Provision for loan losses	403	-	325,021	-	325,424
Amortization of intangibles	-	-	9,378	-	9,378
Depreciation and amortization of premises and equipment	649	-	47,715	-	48,364
Net accretion of discounts and amortization of premiums and deferred fees	2,086	27	(24,423)	-	(22,310)
Impairment losses on long-lived assets	-	-	4,784	-	4,784
Other-than-temporary impairment on debt securities	-	-	8,299	-	8,299
Fair value adjustments on mortgage servicing rights	-	-	36,519	-	36,519
FDIC loss-share expense	-	-	10,066	-	10,066
Adjustments to indemnity reserves on loans sold	-	-	22,377	-	22,377
Earnings from investments under the equity method, net of dividends or distributions	(7,765)	(921)	(9,561)	-	(18,247)
Deferred income tax (benefit) expense	-	(8,382)	215,864	(54)	207,428
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(8)	-	4,289	-	4,281
Sale and valuation adjustments of debt securities	-	-	(83)	-	(83)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(16,670)	-	(16,670)
Sale of foreclosed assets, including write-downs	42	-	21,673	-	21,715
Acquisitions of loans held-for-sale	-	-	(244,385)	-	(244,385)
Proceeds from sale of loans held-for-sale	-	-	69,464	-	69,464
Net originations on loans held-for-sale	-	-	(315,522)	-	(315,522)
Net decrease (increase) in:
Trading debt securities	-	-	503,108	-	503,108
Equity securities	(1,346)	-	108	(31)	(1,269)
Accrued income receivable	(748)	26	(75,201)	121	(75,802)
Other assets	8,761	-	(76,727)	2,122	(65,844)
Net increase (decrease) in:
Interest payable	-	-	2,670	(121)	2,549
Pension and other postretirement benefits obligations	-	-	(13,100)	-	(13,100)
Other liabilities	3,230	(758)	25,466	341	28,279
Total adjustments	74,374	143,936	531,129	(220,636)	528,803
Net cash provided by (used in) operating activities	182,055	(10,722)	670,699	(205,548)	636,484
Cash flows from investing activities:
Net decrease (increase) in money market investments	6,000	10,455	(2,365,132)	(18,255)	(2,366,932)
Purchases of investment securities:
Available-for-sale	-	-	(4,139,650)	-	(4,139,650)
Equity	-	-	(29,672)	-	(29,672)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	2,023,295	-	2,023,295
Held-to-maturity	-	-	6,232	-	6,232
Proceeds from sale of investment securities:
Available-for-sale	-	-	14,423	-	14,423
Equity	-	-	30,250	-	30,250
Net repayments (disbursements) on loans	181	-	(398,857)	-	(398,676)
Proceeds from sale of loans	-	-	38,279	(37,864)	415
Acquisition of loan portfolios	(31,909)	-	(541,489)	37,864	(535,534)
Acquisition of trademark	(5,560)	-	5,560	-	-
Net payments (to) from FDIC under loss-sharing agreements	-	-	(7,679)	-	(7,679)
Return of capital from equity method investments	-	138	8,056	-	8,194
Capital contribution to subsidiary	(5,955)	-	5,955	-	-
Return of capital from wholly-owned subsidiaries	22,400	10,400	-	(32,800)	-

Acquisition of premises and equipment	(965)	-	(61,732)	-	(62,697)
Proceeds from sale of:
Premises and equipment and other productive assets	23	-	9,730	-	9,753
Foreclosed assets	38	-	96,502	-	96,540
Net cash (used in) provided by investing activities	(15,747)	20,993	(5,305,929)	(51,055)	(5,351,738)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	4,935,948	18,157	4,954,105
Assets sold under agreements to repurchase	-	-	(88,505)	-	(88,505)
Other short-term borrowings	-	-	95,008	-	95,008
Payments of notes payable	-	-	(95,607)	-	(95,607)
Proceeds from issuance of notes payable	-	-	55,000	-	55,000
Proceeds from issuance of common stock	7,016	-	-	-	7,016
Dividends paid to parent company	-	-	(211,500)	211,500	-
Dividends paid	(95,910)	-	-	-	(95,910)
Net payments for repurchase of common stock	(75,668)	-	-	4	(75,664)
Return of capital to parent company	-	(10,400)	(22,400)	32,800	-
Capital contribution from parent	-	-	5,955	(5,955)	-
Payments related to tax withholding for share-based compensation	(1,756)	-	-	-	(1,756)
Net cash (used in) provided by financing activities	(166,318)	(10,400)	4,673,899	256,506	4,753,687
Net (decrease) increase in cash and due from banks, and restricted cash	(10)	(129)	38,669	(97)	38,433
Cash and due from banks, and restricted cash at beginning of period	48,130	591	373,556	(48,081)	374,196
Cash and due from banks, and restricted cash at end of period	$48,120	$462	$412,225	$(48,178)	$412,629

Note 43 ─ Subsequent events

On January 30, 2020, the Corporation entered into an accelerated share repurchase transaction of $500 million with respect to its common stock, which was accounted for as a treasury stock transaction. Accordingly, as a result of the receipt of the initial shares, the Corporation recognized in shareholders’ equity approximately $400 million in treasury stock and $100 million as a reduction of capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR, less a discount. The final settlement of the ASR is expected to occur no later than the fourth quarter of 2020.

On February 24, 2020, the Corporation redeemed all outstanding shares of its 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B. The redemption price of the Series B Preferred Stock was $25.00 per share, plus $0.1375 in accrued and unpaid dividends on each share, for a total payment per share in the amount of $25.1375.