Form 10-Q
period 2020-03-31
POPULAR INC
filed 2020-05-11
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 85,715,649 shares outstanding as of May 6, 2020.

POPULAR, INC.
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at March 31, 2020 and
December 31, 2019	6

Unaudited Consolidated Statements of Operations for the quarters
ended March 31, 2020 and 2019	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters ended March 31, 2020 and 2019	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters ended March 31, 2020 and 2019	9

Unaudited Consolidated Statements of Cash Flows for the quarters
ended March 31, 2020 and 2019	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	124

Item 3. Quantitative and Qualitative Disclosures about Market Risk	167

Item 4. Controls and Procedures	167

Part II – Other Information

Item 1. Legal Proceedings	168

Item 1A. Risk Factors	168

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	170

Item 3. Defaults Upon Senior Securities	171

Item 4. Mine Safety Disclosures	171

Item 5. Other information	171

Item 6. Exhibits	171

Signatures	172

Forward-Looking Information

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements about Popular Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives, future performance and the effects of the COVID-19 pandemic on our business. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

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

• the scope and duration of the coronavirus (COVID-19) pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on us, our clients, customers, service providers and third parties;

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

• unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters or the emergence of pandemics, epidemics and other health-related crises, which could cause a disruption in our operations or other adverse consequences for our business;

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

• potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory or government actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;

• changes in accounting standards, rules and interpretations;

• our ability to grow our core businesses;

• decisions to downsize, sell or close units or otherwise change our business mix; and

• management’s ability to identify and manage these and other risks.

Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operation may constitute forward-looking statements and are subject to the risk that actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including actions taken by governmental authorities in response to the pandemic and the direct and indirect impact of the pandemic on our customers, clients, third parties and us.

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part II, Item 1. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$445,551	$388,311
Money market investments:
Time deposits with other banks	5,941,716	3,262,286
Total money market investments	5,941,716	3,262,286
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	606	598
Other trading account debt securities	41,939	39,723
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	190,092	202,585
Other debt securities available-for-sale	15,623,209	17,445,888
Debt securities held-to-maturity, at amortized cost (fair value 2020 - $80,400; 2019 - $105,110)	95,263	97,662
Less – Allowance for credit losses	13,390	-
Debt securities held-to-maturity, net	81,873	97,662
Equity securities (realizable value 2020 -$168,459); (2019 - $165,952)	163,058	159,887
Loans held-for-sale, at lower of cost or fair value	87,855	59,203
Loans held-in-portfolio	27,847,840	27,587,856
Less – Unearned income	185,568	180,983
Allowance for credit losses	919,716	477,708
Total loans held-in-portfolio, net	26,742,556	26,929,165
Premises and equipment, net	552,007	556,650
Other real estate	123,922	122,072
Accrued income receivable	176,078	180,871
Mortgage servicing assets, at fair value	147,311	150,906
Other assets	1,788,437	1,819,615
Goodwill	671,122	671,122
Other intangible assets	26,307	28,780
Total assets	$52,803,639	$52,115,324
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$9,396,449	$9,160,173
Interest bearing	35,400,727	34,598,433
Total deposits	44,797,176	43,758,606
Assets sold under agreements to repurchase	178,766	193,378
Other short-term borrowings	100,000	-
Notes payable	1,058,131	1,101,608
Other liabilities	999,961	1,044,953
Total liabilities	47,134,034	46,098,545
Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2019 - 2,006,391)	22,143	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;104,407,688 shares issued (2019 - 104,392,222) and 88,125,974 shares outstanding (2019 - 95,589,629)	1,044	1,044
Surplus	4,366,300	4,447,412
Retained earnings	1,940,170	2,147,915
Treasury stock - at cost, 16,281,714 shares (2019 - 8,802,593)	(870,675)	(459,814)
Accumulated other comprehensive income (loss), net of tax	210,623	(169,938)
Total stockholders’ equity	5,669,605	6,016,779
Total liabilities and stockholders’ equity	$52,803,639	$52,115,324
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2020	2019
Interest income:
Loans	$450,446	$447,713
Money market investments	12,000	29,220
Investment securities	87,912	81,036
Total interest income	550,358	557,969
Interest expense:
Deposits	62,101	70,826
Short-term borrowings	1,048	1,600
Long-term debt	14,114	14,580
Total interest expense	77,263	87,006
Net interest income	473,095	470,963
Provision for credit losses - loan portfolios	188,995	41,825
Provision for credit losses - investment securities	736	-
Net interest income after provision for credit losses	283,364	429,138
Service charges on deposit accounts	41,659	38,691
Other service fees	64,773	64,307
Mortgage banking activities (Refer to Note 10)	6,420	9,926
Net (loss) gain, including impairment, on equity securities	(2,728)	1,433
Net profit on trading account debt securities	491	260
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	957	-
Indemnity reserves on loans sold expense	(4,793)	(93)
Other operating income	19,864	21,906
Total non-interest income	126,643	136,430
Operating expenses:
Personnel costs	146,831	143,117
Net occupancy expenses	25,158	23,537
Equipment expenses	21,605	19,705
Other taxes	13,681	11,662
Professional fees	101,071	87,466
Communications	5,954	5,849
Business promotion	14,197	14,674
FDIC deposit insurance	5,080	4,806
Other real estate owned (OREO) expenses	2,479	2,677
Other operating expenses	34,079	31,615
Amortization of intangibles	2,473	2,312
Total operating expenses	372,608	347,420
Income before income tax	37,399	218,148
Income tax expense	3,097	50,223
Net Income	$34,302	$167,925
Net Income Applicable to Common Stock	$33,632	$166,994
Net Income per Common Share - Basic	$0.37	$1.69
Net Income per Common Share - Diluted	$0.37	$1.69
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2020	2019
Net income	$34,302	$167,925
Reclassification to retained earnings due to cumulative effect of accounting change	-	(50)
Other comprehensive income before tax:
Foreign currency translation adjustment	(1,818)	(1,238)
Amortization of net losses of pension and postretirement benefit plans	5,362	5,876
Unrealized holding gains on debt securities arising during the period	447,117	109,863
Unrealized net losses on cash flow hedges	(4,702)	(682)
Reclassification adjustment for net losses included in net income	1,327	1,030
Other comprehensive income before tax	447,286	114,799
Income tax expense	(66,725)	(10,804)
Total other comprehensive income, net of tax	380,561	103,995
Comprehensive income, net of tax	$414,863	$271,920

Tax effect allocated to each component of other comprehensive income:	Quarters ended March 31,
(In thousands)	2020	2019
Amortization of net losses of pension and postretirement benefit plans	$(2,011)	$(2,203)
Unrealized holding gains on debt securities arising during the period	(65,341)	(8,460)
Unrealized net losses on cash flow hedges	1,113	245
Reclassification adjustment for net losses included in net income	(486)	(386)
Income tax expense	$(66,725)	$(10,804)
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	$5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				167,925			167,925
Issuance of stock			793				793
Dividends declared:
Common stock[1]				(28,986)			(28,986)
Preferred stock				(931)			(931)
Common stock purchases[2]			(52,670)		(200,449)		(253,119)
Common stock reissuance			178		2,005		2,183
Stock based compensation			(867)		9,105		8,238
Other comprehensive income, net of tax						103,995	103,995
Balance at March 31, 2019	$1,043	$50,160	$4,313,040	$1,794,644	$(394,848)	$(323,979)	$5,440,060
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	$6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				34,302			34,302
Issuance of stock			863				863
Dividends declared:
Common stock[1]				(35,505)			(35,505)
Preferred stock				(700)			(700)
Common stock purchases[3]			(77,066)		(425,735)		(502,801)
Common stock reissuance			(563)		3,669		3,106
Preferred stock redemption[4]		(28,017)					(28,017)
Stock based compensation			(4,346)		11,205		6,859
Other comprehensive income, net of tax						380,561	380,561
Balance at March 31, 2020	$1,044	$22,143	$4,366,300	$1,940,170	$(870,675)	$210,623	$5,669,605
[1]	Dividends declared per common share during the quarter ended March 31, 2020 - $0.40 (2019 - $0.30).
[2]

During the quarter ended March 31, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

[3]

On January 30, 2020, the Corporation entered into a $500 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

[4]	On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 18 for additional information.

	March 31,	March 31,
Disclosure of changes in number of shares:	2020	2019
Preferred Stock:
Balance at beginning of period	2,006,391	2,006,391
Redemption of stock	(1,120,665)	-
Balance at end of period	885,726	2,006,391
Common Stock – Issued:
Balance at beginning of period	104,392,222	104,320,303
Issuance of stock	15,466	18,037
Balance at end of period	104,407,688	104,338,340
Treasury stock	(16,281,714)	(7,708,449)
Common Stock – Outstanding	88,125,974	96,629,891

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$34,302	$167,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	189,731	41,825
Amortization of intangibles	2,473	2,312
Depreciation and amortization of premises and equipment	14,486	14,295
Net accretion of discounts and amortization of premiums and deferred fees	(27,269)	(38,813)
Share-based compensation	5,331	6,930
Fair value adjustments on mortgage servicing rights	5,229	3,825
Indemnity reserves on loans sold expense	4,793	93
Earnings from investments under the equity method, net of dividends or distributions	(9,716)	(9,027)
Deferred income tax (benefit) expense	(23,152)	45,796
Gain on:
Disposition of premises and equipment and other productive assets	(1,369)	(2,265)
Proceeds from insurance claims	(366)	-
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(4,944)	(4,058)
Sale of foreclosed assets, including write-downs	(4,850)	(3,772)
Acquisitions of loans held-for-sale	(51,163)	(44,748)
Proceeds from sale of loans held-for-sale	12,135	13,802
Net originations on loans held-for-sale	(58,166)	(53,231)
Net decrease (increase) in:
Trading debt securities	117,276	105,838
Equity securities	(273)	(4,362)
Accrued income receivable	4,794	3,224
Other assets	55,644	28,709
Net (decrease) increase in:
Interest payable	(9,488)	(6,915)
Pension and other postretirement benefits obligation	3,276	5,297
Other liabilities	(65,735)	(100,585)
Total adjustments	158,677	4,170
Net cash provided by operating activities	192,979	172,095
Cash flows from investing activities:
Net increase in money market investments	(2,679,671)	(643,117)
Purchases of investment securities:
Available-for-sale	(1,550,746)	(3,123,508)
Equity	(15,219)	(1,239)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	3,838,754	3,006,779
Held-to-maturity	2,877	2,587
Proceeds from sale of investment securities:
Equity	12,321	2,679
Net disbursements on loans	(192,839)	(78,969)
Proceeds from sale of loans	1,884	7,806
Acquisition of loan portfolios	(96,153)	(129,875)
Return of capital from equity method investments	131	1,371
Payments to acquire equity method investments	(440)	-
Acquisition of premises and equipment	(15,133)	(19,438)
Proceeds from insurance claims	366	-
Proceeds from sale of:
Premises and equipment and other productive assets	6,659	5,975
Foreclosed assets	19,413	26,119
Net cash used in investing activities	(667,796)	(942,830)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,047,341	1,169,706
Assets sold under agreements to repurchase	(14,612)	(80,659)
Other short-term borrowings	100,000	1
Payments of notes payable	(43,800)	(59,526)
Principal payments of finance leases	(538)	(439)
Proceeds from issuance of common stock	3,969	2,976
Payments for repurchase of redeemable preferred stock	(28,017)	-
Dividends paid	(29,726)	(25,713)
Net payments for repurchase of common stock	(500,222)	(250,314)
Payments related to tax withholding for share-based compensation	(2,579)	(2,805)
Net cash provided by financing activities	531,816	753,227
Net increase (decrease) in cash and due from banks, and restricted cash	56,999	(17,508)
Cash and due from banks, and restricted cash at beginning of period	394,323	403,251
Cash and due from banks, and restricted cash at the end of the period	$451,322	$385,743
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

Note 2 – Basis of Presentation

Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The Consolidated Statement of Financial Condition data at December 31, 2019 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2019, included in the Corporation’s 2019 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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
FASB ASU 2020-03, Codification Improvements to Financial Instruments

The FASB issued ASU 2020-03 in March 2020, which, among other things, provides clarification on issues related to the term that should be used to measure expected credit losses of net investments in leases and that an allowance for credit losses should be recorded once control of financial assets has been regained.

		January 1, 2020	The Corporation was not impacted by the adoption of ASU 2020-03 during the first quarter of 2020.
FASB ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer

The FASB issued ASU 2019-08 in November 2019, which requires that an entity measure and classify share-based payment awards granted to a customer in accordance with Topic 718. Therefore, the grant-date fair value of the share-based payment awards will be the basis for the reduction of the transaction price.

		January 1, 2020	The Corporation was not impacted by the adoption of ASU 2019-08 during the first quarter of 2020 since it does not grant shared-based payments awards to its customers.

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606

The FASB issued ASU 2018-18 in November 2018 which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606.

		January 1, 2020	The Corporation was not impacted by the adoption of ASU 2018-18 during the first quarter of 2020 since it does not have collaborative arrangements.

FASB ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The FASB issued ASU 2018-15 in August 2018 which, among other things, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and clarifies the term over which such capitalized implementation costs should be amortized.

January 1, 2020

The Corporation adopted ASU 2018-15 during the first quarter of 2020 and was not significantly impacted, since it applied the existing guidance and capitalized implementation costs of cloud computing arrangements. Capitalized implementation costs of cloud computing arrangements are presented as part of “Other assets”. Refer to amended disclosures on Note 13, Other assets.

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment

The FASB issued ASU 2017-04 in January 2017, which simplifies the accounting for goodwill impairment by removing Step 2 of the two-step goodwill impairment test under the current guidance. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.

January 1, 2020

The Corporation adopted ASU 2017-04 during the first quarter of 2020 and, as such, considered this guidance when performing the interim impairment test as of March 31, 2020. Refer to Note 14, Goodwill and other intangible assets, for additional information.

FASB ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)

The FASB issued ASU 2017-03 in January 2017, which incorporates into the Accounting Standards Codification recent SEC guidance about certain investments in qualified affordable housing and disclosing under SEC SAB Topic 11.M the effect on financial statements of adopting the revenue, leases and credit losses standards.

		January 1, 2020	The Corporation has considered the guidance in this Update in its disclosures on the effect in its consolidated financial statements of adoption of the new Credit Loss Standard, discussed below.

FASB ASUs Financial Instruments – Credit Losses (Topic 326)

Since June 2016, the FASB has issued a series of ASUs mainly related to credit losses (Topic 326), which replace the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets measured at amortized cost that are subject to credit losses and certain off-balance sheet exposures. CECL establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. CECL also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, CECL provides that the initial allowance for credit losses on purchased credit deteriorated (“PCD”) financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The amendments to Topic 326 include the areas of accrued interest receivable, transfers of loans and debt securities between classifications and the inclusion of expected recoveries in the allowance for credit losses including PCD assets. The standards also expand credit quality disclosures. These accounting standards updates were effective on January 1, 2020.

The Corporation adopted the new CECL accounting standard effective on January 1, 2020. As a result of the adoption, the Corporation recorded an increase in its allowance for credit losses related to its loan portfolio of $315 million, and a decrease of $9 million in the allowance for credit losses for unfunded commitments and credit recourse guarantees which is recorded in Other Liabilities. The Corporation also recognized an allowance for credit losses of approximately $13 million related to its held-to-maturity debt securities portfolio. The adoption of CECL was recognized under the modified retrospective approach. Therefore, the adjustments to record the increase in the allowance for credit losses was recorded as a decrease to the opening balance of retained earnings of the year of implementation, net of income taxes, except for approximately $17 million related to loans previously accounted under ASC Subtopic 310-30, which resulted in a reclassification between certain contra loan balance accounts to the allowance for credit losses. The total impact to retained earnings, net of tax, related to the adoption of CECL was of $205.8 million.

As part of the adoption of CECL, the Corporation has made the election to break the existing pools of purchased credit impaired (“PCI”) loans previously accounted for under the ASC Subtopic 310-30 guidance. These loans are now accounted for on an individual loan basis under the PCD accounting methodology under CECL. Following the applicable accounting guidance, PCI loans were previously excluded from non-performing status. Upon transition to the individual loan measurement, these loans are no longer excluded from non-performing status, resulting in an increase of $278 million in NPLs at January 1, 2020. This increase includes $144 million in loans currently over 90 days past due and $134 million in loans that are not delinquent in their payment terms but are reported as non-performing due to other credit quality considerations.

The Corporation will avail itself of the option to phase in over a period of three years, beginning on January 1, 2022, the day-one effects on regulatory capital arising from the adoption of CECL. The Corporation was also impacted by the additional disclosures required by CECL. The CECL accounting standard also requires additional disclosures related to delinquencies, collateral types and other credit metrics for loans and investments. Refer to Notes 7, Investment Securities Held- to- maturity, Note 8 -Loans and Note 9- Allowance for Credit losses for additional disclosures provided in compliance with the new CECL standard.

Additionally, adoption of the following standards during 2020 did not have a significant impact on the Corporation’s Consolidated Financial Statements:

• FASB ASUs 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2020-04, Reference Rate Reform (Topic 848)

The FASB issued ASU 2020-04 in March 2020, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met.

December 31, 2022

The Corporation is currently in the process of identifying its LIBOR-based contracts that will be impacted by this standard, incorporating fallback language if negotiated and incorporating reference rate language in new contracts to prepare for these changes. Notwithstanding, it will elect such optional expedients for contracts left unmodified.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2019 Form 10-K.

Note 4 – Summary of significant accounting policies

The accounting and financial reporting policies of Popular, Inc. and its subsidiaries (the “Corporation”) conform with accounting principles generally accepted in the United States of America and with prevailing practices within the financial services industry. A description of the significant accounting and financial reporting policies can be found on Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

In connection with the implementation of the CECL new accounting standard, the Corporation has made changes to certain of its accounting policies related to its loans portfolio, debt securities portfolio and allowance for credit losses

Investment securities

Debt securities that the Corporation has the intent and ability to hold to maturity are classified as debt securities held-to-maturity and reported at amortized cost. An allowance for credit losses is established for the expected credit losses over the remaining term of debt securities-held-to-maturity. The Corporation has established a methodology to estimate credit losses which considers qualitative factors, including internal credit ratings and the underlying source of repayment in determining the amount of expected credit losses. Debt securities held-to-maturity are written-off through the allowance for credit losses when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The allowance for credit losses is estimated by leveraging the expected loss framework for mortgages in the case of securities collateralized by 2nd lien loans and the commercial C&I models for municipal bonds. As part of this framework, internal factors are stressed, as a qualitative adjustment, to reflect current conditions that are not necessarily captured within the historical loss experience. The modeling framework includes a 2 year reasonable and supportable period gradually reverting, over a 1-year horizon, to historical information at the model input level.

Debt securities classified as available-for-sale are reported at fair value. Declines in fair value below the securities’ amortized cost which are not related to estimated credit losses are recorded through other comprehensive income or loss, net of taxes. If the Corporation intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses, which will be limited to the difference between the amortized cost and the fair value of the asset. The allowance for credit losses should be established for the expected credit losses over the remaining term of debt security. The Corporation’s portfolio of available-for-sale securities is comprised mainly of U.S. Treasury notes and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no allowance for credit losses has been established. The Corporation monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary. Debt securities available-for-sale are written-off when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset.

Loans

Purchased loans with no evidence of credit deterioration since origination are accounted at fair value upon acquisition. Credit discounts are included in the determination of fair value and are amortized over the remaining contractual term using the effective interest method. An allowance for credit losses is recognized as a provision expense for expected losses over the remaining life of the loans.

Loans acquired with deteriorated credit quality

PCD loans are defined as those with evidence of a more-than-insignificant deterioration in a loan’s credit quality since origination. PCD loans are initially recorded at its purchase price plus an estimated allowance for credit losses. Upon the acquisition of a PCD loan, the Corporation makes an estimate of the expected credit losses over the remaining contractual term of each individual loan. The estimated credit losses over the life of the loan is recorded as an allowance of credit losses with a corresponding addition to the loan purchase price. The amount of the purchase premium or discount which is not related to credit risk is amortized over the life of the loan through net interest income using the effective interest method or a method that approximates the effective interest method.

Changes in expected credit losses are recorded as an increase or decrease to the allowance for credit losses with a corresponding charge (reverse) to the provision for credit losses in the Consolidated Statement of Operations.

Refer to Note 8 to the Consolidated Financial Statements for additional information with respect to loans acquired with deteriorated credit quality.

Allowance for credit losses – loans portfolio

The Corporation establishes an allowance for credit losses (“ACL”) for its loan portfolio based on its estimate of credit losses over the remaining contractual term of the loans, adjusted for expected prepayments. An ACL is recognized for all loans including originated and purchased loans, since inception, with a corresponding charge to the provision for loan losses, except for PCD loans for which the ACL at acquisition is recorded as an addition to the purchase price with subsequent changes recorded in earnings.

The Corporation has established a methodology to estimate the ACL which includes a reasonable and supportable forecast period for estimating credit losses, considering quantitative and qualitative factors as well as the economic outlook. As part of this methodology management will evaluate various macroeconomic scenarios, provided by third parties, before selecting a single forward-looking scenario for loss estimation. This evaluation may include benchmarking procedures as well as careful analysis of the underlying assumptions used to build the scenarios. The Corporation may process, from time to time additional macroeconomic scenarios as part of its qualitative adjustment framework.

The macroeconomic variables chosen to estimate credit losses were selected by combining quantitative procedures with expert judgment. These variables were determined to be the best predictors of expected credit losses within the Corporation’s loan portfolios and include drivers such as; unemployment rate, different measures of employment levels, house prices, gross domestic product and measures of disposable income, amongst others. The loss estimation framework includes a reasonable and supportable period of 2 years for PR portfolios, gradually reverting, over a 1-year horizon, to historical macroeconomic variables at the model input level. For the US portfolio the reasonable and supportable period considers the contractual life of the asset, impacted by prepayments, except for the US CRE portfolio. The US CRE portfolio utilizes a 2 year reasonable and supportable period gradually reverting, over a 1-year horizon, to historical information at the output level.

The Corporation developed loan level quantitative models distributed by geography and loan type. This segmentation was determined by evaluating their risk characteristics, which include default patterns, source of repayment, type of collateral, and lending channels, amongst others. The modeling framework includes competing risk models to generate lifetime defaults and prepayments, and other loan level modeling techniques to estimate loss severity. Recoveries on future losses are contemplated as part of the loss severity modeling. These parameters are estimated by combining internal risk factors with macroeconomic expectations. In order to generate the expected credit losses, the output of these models is combined with loan level repayment information. The internal risk factors contemplated within the models may include borrowers credit scores, loan-to-value, delinquency status, risk ratings, interest rate, loan term, loan age and type of collateral, amongst others.

The allowance for credit losses also includes a qualitative framework that addresses two main components; losses that are expected but not captured within the quantitative modeling framework, and model imprecision. In order to identify potential losses that are not captured through the models, management evaluated model limitations as well as the different risks covered by the variables used in each quantitative model. This assessment took into consideration factors listed as part of ASU 326-20-55-4. To complement the analysis management also evaluated sectors that have low levels of historical defaults, but current conditions show the potential for future losses. This type of qualitative adjustment is more prevalent in the commercial portfolios. The model imprecision component of the qualitative adjustments is determined after evaluating model performance for these portfolios through different time periods. This type of qualitative adjustment mainly impacts consumer portfolios.

The Corporation has designated loans classified as collateral dependent for which it applies the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date.

In the case of trouble debt restructurings, the established framework captures the impact of concessions through discounting modified contractual cash flows, both principal and interest, at the loan’s original effective rate. The impact of these concessions is combined with the expected credit losses generated by the quantitative loss models in order to arrive at the allowance for credit losses. As a result, the allowance for credit losses related to TDRs is impacted by the expected macroeconomic conditions.

The Credit Cards portfolio, due to its revolving nature, does not have a specified maturity date. To estimate the average remaining term of this segment management evaluated the portfolios payment behavior based on internal historical data. These payment behaviors were further classified into sub-categories that accounted for delinquency history and differences between transactors, revolvers and customers that have exhibited mixed transactor/revolver behavior. Transactors are defined as active accounts without any finance charge in the last 6 months. The paydown curves generated for each sub-category are applied to the outstanding exposure at the measurement date using the first-in first-out (FIFO) methodology. These amortization patterns are combined with loan level default and loss severity modeling to arrive at the allowance for credit losses.

Accrued interest receivable

The amortized basis for loans and investments in debt securities is presented exclusive of accrued interest receivable. The Corporation has elected not to establish an allowance for credit losses for accrued interest receivable for loans and investments in debt securities, given the Corporation’s non-accrual policies, in which accrual of interest is discontinued and reversed based on the asset’s delinquency status. Refer to Note 2 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10k for year ended December 31, 2019 for a description of the Corporation’s nonaccrual policies.

Reserve for unfunded commitments

The Corporation establishes a reserve for unfunded commitments, based on the estimated losses over the remaining term of the facility, which is based on the maximum repayment term associated with future draws from credit lines. An allowance is not established for commitments that are unconditionally cancellable by the Corporation. Accordingly, no reserve is established for unfunded commitments related to its credit cards portfolio. Reserve for the unfunded portion of credit commitments is presented separately within other liabilities in the Consolidated Statements of Financial Condition.

Guarantees, including indirect guarantees of indebtedness to others

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “Adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The recourse liability is estimated using loan level statistical techniques. Internal factors that are evaluated include customer credit scores, refreshed loan-to-values, loan age, and outstanding balance, amongst others. The methodology leverages the expected loss framework for mortgage loans and includes macroeconomic expectations based on a 2 year reasonable and supportable period, gradually reverting over a 1-year horizon to historical macroeconomic variables at the input level. Estimated future defaults, prepayments and loss severity are combined with loan level repayment information in order to estimate lifetime expected losses for this portfolio. The reserve for the estimated losses under the credit recourse arrangements is presented separately within other liabilities in the Consolidated Statements of Financial Condition.

Note 5 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.7 billion at March 31, 2020 (December 31, 2019 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2020, the Corporation held $64 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2019 - $ 52 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at March 31, 2020 and December 31, 2019.

	At March 31, 2020
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$3,401,265	$16,188	$-	$3,417,453	1.50%
After 1 to 5 years	5,109,362	271,488	-	5,380,850	2.16
After 5 to 10 years	1,516,770	102,440	-	1,619,210	1.70
Total U.S. Treasury securities	10,027,397	390,116	-	10,417,513	1.87
Obligations of U.S. Government sponsored entities
Within 1 year	85,638	606	-	86,244	1.48
After 1 to 5 years	90	2	-	92	5.64
Total obligations of U.S. Government sponsored entities	85,728	608	-	86,336	1.48
Collateralized mortgage obligations - federal agencies
Within 1 year	156	-	-	156	1.77
After 1 to 5 years	1,009	8	-	1,017	2.55
After 5 to 10 years	79,853	1,066	-	80,919	1.61
After 10 years	469,095	11,263	1,614	478,744	2.06
Total collateralized mortgage obligations - federal agencies	550,113	12,337	1,614	560,836	1.99
Mortgage-backed securities
Within 1 year	17	1	-	18	2.18
After 1 to 5 years	39,494	1,299	15	40,778	3.12
After 5 to 10 years	349,654	9,573	21	359,206	1.47
After 10 years	4,207,124	141,907	733	4,348,298	2.52
Total mortgage-backed securities	4,596,289	152,780	769	4,748,300	2.45
Other
After 1 to 5 years	305	11	-	316	3.62
Total other	305	11	-	316	3.62
Total debt securities available-for-sale[1]	$15,259,832	$555,852	$2,383	$15,813,301	2.04%
[1]

Includes $12.8 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $10.7 billion serve as collateral for public funds.

	At December 31, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$5,071,201	$3,262	$567	$5,073,896	1.58%
After 1 to 5 years	5,137,804	75,597	3,435	5,209,966	2.19
After 5 to 10 years	1,778,568	429	6,604	1,772,393	1.70
Total U.S. Treasury securities	11,987,573	79,288	10,606	12,056,255	1.86
Obligations of U.S. Government sponsored entities
Within 1 year	62,492	2	21	62,473	1.45
After 1 to 5 years	60,021	-	90	59,931	1.48
Total obligations of U.S. Government sponsored entities	122,513	2	111	122,404	1.47
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	6,975	-	-	6,975	-
Total obligations of Puerto Rico, States and political subdivisions	6,975	-	-	6,975	-
Collateralized mortgage obligations - federal agencies
Within 1 year	236	-	-	236	1.83
After 1 to 5 years	350	1	-	351	2.16
After 5 to 10 years	85,079	31	1,180	83,930	1.63
After 10 years	504,391	3,640	6,373	501,658	2.08
Total collateralized mortgage obligations - federal agencies	590,056	3,672	7,553	586,175	2.02
Mortgage-backed securities
Within 1 year	16	-	-	16	2.13
After 1 to 5 years	36,717	852	1	37,568	3.38
After 5 to 10 years	350,373	1,958	1,303	351,028	2.02
After 10 years	4,447,561	60,384	20,243	4,487,702	2.60
Total mortgage-backed securities	4,834,667	63,194	21,547	4,876,314	2.57
Other
After 1 to 5 years	341	9	-	350	3.62
Total other	341	9	-	350	3.62
Total debt securities available-for-sale[1]	$17,542,125	$146,165	$39,817	$17,648,473	2.05%
[1]

Includes $12.2 billion pledged to secure public and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $10.9 billion serve as collateral for public funds.

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

There were no debt securities sold during the quarters ended March 31, 2020 and March 31, 2019.

The following table present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	At March 31, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Collateralized mortgage obligations - federal agencies	$11,335	$117	$50,605	$1,497	$61,940	$1,614
Mortgage-backed securities	127	2	187,402	767	187,529	769
Total debt securities available-for-sale in an unrealized loss position	$11,462	$119	$238,007	$2,264	$249,469	$2,383

	At December 31, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$2,439,114	$9,798	$452,784	$808	$2,891,898	$10,606
Obligations of U.S. Government sponsored entities	9,973	4	99,846	107	109,819	111
Collateralized mortgage obligations - federal agencies	114,603	537	310,315	7,016	424,918	7,553
Mortgage-backed securities	179,312	693	1,784,414	20,854	1,963,726	21,547
Total debt securities available-for-sale in an unrealized loss position	$2,743,002	$11,032	$2,647,359	$28,785	$5,390,361	$39,817

As of March 31, 2020, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $2 million, driven mainly by mortgage-backed securities and collateralized mortgage obligations.

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

	March 31, 2020		December 31, 2019

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,934,302	$3,025,419	$3,113,373	$3,129,538
Freddie Mac	1,536,397	1,588,763	1,623,116	1,638,796

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at March 31, 2020 and December 31, 2019.

	At March 31, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,920	$191	$3,729	$-	$27	$3,702	6.05%
After 1 to 5 years	16,390	1,683	14,707	-	131	14,576	6.13
After 5 to 10 years	16,660	1,424	15,236	-	1,880	13,356	2.81
After 10 years	46,191	10,092	36,099	3,083	2,520	36,662	1.65
Total obligations of Puerto Rico, States and political subdivisions	83,161	13,390	69,771	3,083	4,558	68,296	2.97
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	41	-	41	2	-	43	6.44
Total collateralized mortgage obligations - federal agencies	41	-	41	2	-	43	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	500	-	-	500	2.97
Total other	500	-	500	-	-	500	2.97
Total debt securities held-to-maturity	$95,263	$13,390	$81,873	$3,085	$4,558	$80,400	3.40%

	At December 31, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,745	$-	$11	$3,734	6.01%
After 1 to 5 years	17,580	-	320	17,260	6.11
After 5 to 10 years	18,195	-	1,607	16,588	3.11
After 10 years	46,036	9,384	-	55,420	1.67
Total obligations of Puerto Rico, States and political subdivisions	85,556	9,384	1,938	93,002	3.08
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	45	2	-	47	6.44
Total collateralized mortgage obligations - federal agencies	45	2	-	47	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$97,662	$9,386	$1,938	$105,110	3.49%

Debt securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019.

	At December 31, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$17,544	$291	$12,673	$1,647	$30,217	$1,938
Total debt securities held-to-maturity in an unrealized loss position	$17,544	$291	$12,673	$1,647	$30,217	$1,938

Credit Quality Indicators

The following describes the credit quality indicators by major security type that the Corporation considers in its’ estimate to develop the allowance for credit losses for investment securities held-to-maturity.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2020 includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $38 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2019.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

At March 31, 2020
(In thousands)	Securities issued by Puerto Rico Municipalities
Watch	$22,230
Special Mention	15,395
Ending Balance	$37,625

The portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $45 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions. These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. The average refreshed FICO score for the representative sample, comprised of 65% of the nominal value of the securities, used for the March 31, 2020 loss estimate was of 685. The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

A further deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation.

Refer to Note 21 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Delinquency status

At March 31, 2020 there are no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type for the period ended March 31, 2020.

At March 31, 2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions	Collateralized mortgage obligations - federal agencies	Securities in wholly owned statutory business trusts	Other	Total
Allowance for credit losses:
Beginning balance, January 1, 2020	$-	$-	$-	$-	$-
Impact of adopting CECL	12,654	-	-	-	12,654
Provision for credit loss expense (reversal of provision)	736	-	-	-	736
Securities charged-off	-	-	-	-	-
Recoveries	-	-	-	-	-
Ending Balance	$13,390	$-	$-	$-	$13,390

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions, includes $3.4 million for securities issued by municipalities of Puerto Rico, and $10 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties.

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of Significant Accounting Policies of the 2019 Form 10-K and updated in this Form 10Q in Note 4 to the Consolidated Financial Statements..

During the quarter ended March 31, 2020, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $85 million including $4 million in PCD loans, consumer loans of $18 million, construction loans of $37 million and commercial loans of $1 million; compared to purchases (including repurchases) of mortgage loans of $81 million and consumer loans of $69 million, during the quarter ended March 31, 2019.

The Corporation performed whole-loan sales involving approximately $10 million of residential mortgage loans and $2 million of commercial and construction loans during the quarter ended March 31, 2020 (March 31, 2019 - $12 million of residential mortgage and $8 million of commercial loans). Also, during the quarter ended March 31, 2020, the Corporation securitized approximately $ 51 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $ 34 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $71 million and $ 21 million, respectively, during the quarter ended March 31, 2019.

Delinquency status

The following table presents the amortized cost basis of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at March 31, 2020 and December 31, 2019.

March 31, 2020
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[1]	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$8,382	$359	$1,379	$10,120	$137,145	$147,265	$1,379	$-
Commercial real estate:
Non-owner occupied	4,632	4,382	109,054	118,068	1,968,831	2,086,899	109,054	-
Owner occupied	11,649	4,276	101,887	117,812	1,460,599	1,578,411	101,887	-
Commercial and industrial	17,112	3,608	39,280	60,000	3,458,407	3,518,407	38,784	496
Construction	4,411	-	-	4,411	159,979	164,390	-	-
Mortgage	339,648	141,841	854,105	1,335,594	4,680,414	6,016,008	404,465	449,640
Leasing	18,301	5,938	4,076	28,315	1,060,227	1,088,542	4,076	-
Consumer:
Credit cards	14,062	9,297	20,588	43,947	1,020,740	1,064,687	-	20,588
Home equity lines of credit	49	51	93	193	4,736	4,929	-	93
Personal	23,697	13,078	36,125	72,900	1,390,326	1,463,226	36,064	61
Auto	110,408	38,018	26,431	174,857	2,779,293	2,954,150	26,431	-
Other	622	293	13,966	14,881	122,086	136,967	13,543	423
Total	$552,973	$221,141	$1,206,984	$1,981,098	$18,242,783	$20,223,881	$735,683	$471,301
[1]

Loans included as 90 days or more past due include loans that that are not delinquent in their payment terms but that are reported as non-performing due to other credit quality considerations. As part of the adoption of CECL, at January 1, 2020, the Corporation reclassified to this category $134 million of acquired loans with credit deterioration that were previously accounted for under ASC 310-30 and were excluded from non-performing status. In addition, as part of the CECL transition, an additional $125 million of loans that were 90 days or more past due previously accounted for under ASC 310-30 and excluded from non-performing status are now included as non-performing.

March 31, 2020
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$974	$-	$2,097	$3,071	$1,627,274	$1,630,345	$2,097	$-
Commercial real estate:
Non-owner occupied	25,944	-	269	26,213	1,950,611	1,976,824	269	-
Owner occupied	3,910	-	245	4,155	338,805	342,960	245	-
Commercial and industrial	1,067	3,546	4,793	9,406	1,208,452	1,217,858	4,793	-
Construction	-	-	-	-	737,990	737,990	-	-
Mortgage	25,639	391	12,176	38,206	1,040,543	1,078,749	12,176	-
Legacy	37	41	1,980	2,058	18,377	20,435	1,980	-
Consumer:
Credit cards	-	-	-	-	36	36	-	-
Home equity lines of credit	1,438	72	9,322	10,832	106,579	117,411	9,322	-
Personal	2,687	1,632	2,110	6,429	308,559	314,988	2,110	-
Other	21	-	-	21	774	795	-	-
Total	$61,717	$5,682	$32,992	$100,391	$7,338,000	$7,438,391	$32,992	$-

March 31, 2020
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[3]	past due	Current	Loans HIP[4] [5]	loans	loans
Commercial multi-family	$9,356	$359	$3,476	$13,191	$1,764,419	$1,777,610	$3,476	$-
Commercial real estate:
Non-owner occupied	30,576	4,382	109,323	144,281	3,919,442	4,063,723	109,323	-
Owner occupied	15,559	4,276	102,132	121,967	1,799,404	1,921,371	102,132	-
Commercial and industrial	18,179	7,154	44,073	69,406	4,666,859	4,736,265	43,577	496
Construction	4,411	-	-	4,411	897,969	902,380	-	-
Mortgage[1]	365,287	142,232	866,281	1,373,800	5,720,957	7,094,757	416,641	449,640
Leasing	18,301	5,938	4,076	28,315	1,060,227	1,088,542	4,076	-
Legacy[2]	37	41	1,980	2,058	18,377	20,435	1,980	-
Consumer:
Credit cards	14,062	9,297	20,588	43,947	1,020,776	1,064,723	-	20,588
Home equity lines of credit	1,487	123	9,415	11,025	111,315	122,340	9,322	93
Personal	26,384	14,710	38,235	79,329	1,698,885	1,778,214	38,174	61
Auto	110,408	38,018	26,431	174,857	2,779,293	2,954,150	26,431	-
Other	643	293	13,966	14,902	122,860	137,762	13,543	423
Total	$614,690	$226,823	$1,239,976	$2,081,489	$25,580,783	$27,662,272	$768,675	$471,301
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

[3]

Loans included as 90 days or more past due include loans that that are not delinquent in their payment terms but that are reported as non-performing due to other credit quality considerations. As part of the adoption of CECL, at January 1, 2020, the Corporation reclassified to this category $134 million of acquired loans with credit deterioration that were previously accounted for under ASC 310-30 and were excluded from non-performing status. In addition, as part of the CECL transition, an additional $144 million of loans that were 90 days or more past due previously accounted for under ASC 310-30 and excluded from non-performing status are now included as non-performing.

[4]	Loans held-in-portfolio are net of $ 186 million in unearned income and exclude $ 88 million in loans held-for-sale.
[5]

Includes $7.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.7 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

December 31, 2019
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$2,941	$129	$1,512	$4,582	$143,267	$147,849	$1,473	$-
Commercial real estate:
Non-owner occupied	10,439	5,244	43,664	59,347	2,048,871	2,108,218	39,968	-
Owner occupied	5,704	3,978	84,537	94,219	1,492,110	1,586,329	69,276	-
Commercial and industrial	8,780	1,646	37,156	47,582	3,371,152	3,418,734	36,538	544
Construction	1,555	-	119	1,674	135,796	137,470	119	-
Mortgage	285,006	146,197	837,651	1,268,854	4,897,894	6,166,748	283,708	439,662
Leasing	12,014	3,053	3,657	18,724	1,040,783	1,059,507	3,657	-
Consumer:
Credit cards	11,358	7,928	19,461	38,747	1,085,053	1,123,800	-	19,461
Home equity lines of credit	-	85	-	85	4,953	5,038	-	-
Personal	13,481	9,352	20,296	43,129	1,325,021	1,368,150	19,529	61
Auto	81,169	23,182	31,148	135,499	2,782,023	2,917,522	31,148	-
Other	358	1,418	14,189	15,965	124,902	140,867	13,784	405
Total	$432,805	$202,212	$1,093,390	$1,728,407	$18,451,825	$20,180,232	$499,200	$460,133
[1]

Loans HIP of $134 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans would accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2019
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans[1]
Commercial multi-family	$9	$-	$2,097	$2,106	$1,645,204	$1,647,310	$2,097	$-
Commercial real estate:
Non-owner occupied	1,047	-	281	1,328	1,868,968	1,870,296	281	-
Owner occupied	1,750	-	251	2,001	337,134	339,135	251	-
Commercial and industrial	454	128	19,945	20,527	1,174,353	1,194,880	876	-
Construction	-	-	26	26	693,596	693,622	26	-
Mortgage	15,474	4,024	11,091	30,589	986,195	1,016,784	11,091	-
Legacy	49	8	1,999	2,056	20,049	22,105	1,999	-
Consumer:
Credit cards	-	-	-	-	36	36	-	-
Home equity lines of credit	404	267	9,954	10,625	106,718	117,343	9,954	-
Personal	2,286	1,582	2,066	5,934	318,506	324,440	2,066	-
Other	3	-	-	3	687	690	-	-
Total	$21,476	$6,009	$47,710	$75,195	$7,151,446	$7,226,641	$28,641	$-
[1]

Loans HIP of $ 19 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans would accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2019
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[3] [4]	loans	loans[5]
Commercial multi-family	$2,950	$129	$3,609	$6,688	$1,788,471	$1,795,159	$3,570	$-
Commercial real estate:
Non-owner occupied	11,486	5,244	43,945	60,675	3,917,839	3,978,514	40,249	-
Owner occupied	7,454	3,978	84,788	96,220	1,829,244	1,925,464	69,527	-
Commercial and industrial	9,234	1,774	57,101	68,109	4,545,505	4,613,614	37,414	544
Construction	1,555	-	145	1,700	829,392	831,092	145	-
Mortgage[1]	300,480	150,221	848,742	1,299,443	5,884,089	7,183,532	294,799	439,662
Leasing	12,014	3,053	3,657	18,724	1,040,783	1,059,507	3,657	-
Legacy[2]	49	8	1,999	2,056	20,049	22,105	1,999	-
Consumer:
Credit cards	11,358	7,928	19,461	38,747	1,085,089	1,123,836	-	19,461
Home equity lines of credit	404	352	9,954	10,710	111,671	122,381	9,954	-
Personal	15,767	10,934	22,362	49,063	1,643,527	1,692,590	21,595	61
Auto	81,169	23,182	31,148	135,499	2,782,023	2,917,522	31,148	-
Other	361	1,418	14,189	15,968	125,589	141,557	13,784	405
Total	$454,281	$208,221	$1,141,100	$1,803,602	$25,603,271	$27,406,873	$527,841	$460,133
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

[3]	Loans held-in-portfolio are net of $ 181 million in unearned income and exclude $ 59 million in loans held-for-sale.
[4]

Includes $6.7 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.6 billion were pledged at the FHLB as collateral for borrowings and $2.1 billion at the FRB for discount window borrowings.

[5]

Loans HIP of $153 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans would accrete interest income over the remaining life of the loans using estimated cash flow analysis.

At March 31, 2020, mortgage loans held-in-portfolio include $1.4 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $450 million are 90 days or more past due, including $111 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2019 - $1.4 billion, $441 million and $103 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $222 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of March 31, 2020 (December 31, 2019 - $213 million). Additionally, the Corporation has approximately $62 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at March 31, 2020 (December 31, 2019 - $65 million).

Loans with a delinquency status of 90 days past due as of March 31, 2020 include $111 million in loans previously pooled into GNMA securities (December 31, 2019 - $103 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability.

The following table presents the amortized cost basis of non-accrual loans as of March 31, 2020 by class of loans and the related interest income recognized on these loans for the quarter-ended:

March 31, 2020
	Puerto Rico			Popular U.S.			Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized
Commercial multi-family	$-	$1,379	$1	$2,097	$-	$-	$2,097	$1,379	$1
Commercial real estate non-owner occupied	41,150	67,904	193	-	269	-	41,150	68,173	193
Commercial real estate owner occupied	31,003	70,884	519	-	245	-	31,003	71,129	519
Commercial and industrial	24,922	13,862	209	4,431	362	-	29,353	14,224	209
Construction	-	-	-	-	-	-	-	-	-
Mortgage	138,066	266,399	1,115	-	12,176	37	138,066	278,575	1,152
Leasing	242	3,834	(35)	-	-	-	242	3,834	(35)
Legacy	-	-	-	-	1,980	-	-	1,980	-
Consumer:
HELOCs	-	-	-	-	9,322	8	-	9,322	8
Personal	7,346	28,718	524	-	2,110	161	7,346	30,828	685
Auto	1,549	24,882	407	-	-	-	1,549	24,882	407
Other	-	13,543	128	-	-	-	-	13,543	128
Total	$244,278	$491,405	$3,061	$6,528	$26,464	$206	$250,806	$517,869	$3,267

Loans in non-accrual status with no allowance include $242 million in collateral dependent loans.

The Corporation has designated loans classified as collateral dependent for which it applies the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower.

The following table present the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of March 31, 2020:

	March 31, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial real estate:
Non-owner occupied	$291,083	$-	$-	$-	$-	$-	$291,083
Owner occupied	62,330	-	-	-	-	-	62,330
Commercial and industrial	3,965	-	-	-	13,612	9,565	27,142
Mortgage	195,783	-	-	-	-	-	195,783
Leases	-	187	4	-	-	-	191
Consumer:
Auto	-	1,549	-	-	-	-	1,549
Total Puerto Rico	$553,161	$1,736	$4	$-	$13,612	$9,565	$578,078
Popular U.S.
Commercial multi-family	$2,097	$-	$-	$-	$-	$-	$2,097
Commercial and industrial	-	-	-	4,430	-	-	4,430
Mortgage	717	-	-	-	-	-	717
Total Popular U.S.	$2,814	$-	$-	$4,430	$-	$-	$7,244
Popular, Inc.
Commercial multi-family	$2,097	$-	$-	$-	$-	$-	$2,097
Commercial real estate:
Non-owner occupied	291,083	-	-	-	-	-	291,083
Owner occupied	62,330	-	-	-	-	-	62,330
Commercial and industrial	3,965	-	-	4,430	13,612	9,565	31,572
Mortgage	196,500	-	-	-	-	-	196,500
Leases	-	187	4	-	-	-	191
Consumer:
Auto	-	1,549	-	-	-	-	1,549
Total Popular, Inc.	$555,975	$1,736	$4	$4,430	$13,612	$9,565	$585,322

Purchased Credit Deteriorated Loans (PCD)

The Corporation has purchased loans during the quarter, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	March 31, 2020
Purchase price of loans at acquisition	$3,112
Allowance for credit losses at acquisition	429
Non-credit discount/premium at acquisition	138
Par value of acquired loans at acquisition	$3,679

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted $2.1 billion at March 31, 2019. The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”).

The following table provides the carrying amount of acquired loans accounted for under ASC 310-30 by portfolio at December 31, 2019.

Carrying amount
(In thousands)	December 31, 2019
Commercial real estate	$670,566
Commercial and industrial	104,756
Mortgage	856,618
Consumer	11,778
Carrying amount	1,643,718
Allowance for loan losses	(74,039)
Carrying amount, net of allowance	$1,569,679

At March 31, 2019, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarter ended March 31, 2019, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended March 31, 2019
Beginning balance	$1,883,556
Additions	5,220
Accretion	37,404
Collections / loan sales / charge-offs	(94,923)
Ending balance[1]	$1,831,257
Allowance for loan losses	(124,147)
Ending balance, net of ALLL	$1,707,110
[1]	At March 31, 2019, includes $1.3 billion of loans considered non-credit impaired at the acquisition date.

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended March 31, 2019
Beginning balance	$1,092,504
Additions	2,890
Accretion	(37,404)
Change in expected cash flows	10,177
Ending balance[1]	$1,068,167
[1]	At March 31, 2019, includes $0.7 billion for loans considered non-credit impaired at the acquisition date.

Note 9 – Allowance for credit losses – loans held-in-portfolio

The Corporation follows the current expected credit loss (“CECL”) model, to establish and evaluate the adequacy of the allowance for credit losses (“ACL”) to provide for inherent losses in the loan portfolio. This model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. In addition, CECL provides that the initial allowance for credit losses on purchased credit deteriorated (“PCD”) financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The provision for credit losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the ACL. Refer to Note 4 - Summary of significant accounting policies, for a description of the Corporation’s methodology to estimate the ACL.

The following tables present the changes in the allowance for credit losses, and loan ending balances for the quarters ended March 31, 2020 and 2019.

For the quarter ended March 31, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision (reversal of provision)	14,974	(289)	5,547	5,841	86,931	113,004
Initial allowance for credit losses - PCD Loans	-	-	429	-	-	429
Charge-offs	(2,994)	-	(8,306)	(3,775)	(58,084)	(73,159)
Recoveries	2,414	19	2,768	468	7,973	13,642
Ending balance	$207,850	$419	$202,800	$12,589	$333,277	$756,935

For the quarter ended March 31, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$15,989	$4,204	$4,827	$630	$19,407	$45,057
Impact of adopting CECL	29,103	(2,986)	10,431	382	7,809	44,739
Provision (reversal of provision)	52,206	799	9,028	913	13,045	75,991
Charge-offs	(568)	-	(9)	(9)	(4,938)	(5,524)
Recoveries	468	155	10	110	1,775	2,518
Ending balance	$97,198	$2,172	$24,287	$2,026	$37,098	$162,781

For the quarter ended March 31, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$147,052	$4,778	$121,108	$630	$10,768	$193,372	$477,708
Impact of adopting CECL	91,496	(2,871)	96,512	382	(713)	130,301	315,107
Provision (reversal of provision)	67,180	510	14,575	913	5,841	99,976	188,995
Initial allowance for credit losses - PCD Loans	-	-	429	-	-	-	429
Charge-offs	(3,562)	-	(8,315)	(9)	(3,775)	(63,022)	(78,683)
Recoveries	2,882	174	2,778	110	468	9,748	16,160
Ending balance	$305,048	$2,591	$227,087	$2,026	$12,589	$370,375	$919,716

For the quarter ended March 31, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(1,689)	(81)	6,061	(891)	28,054	31,454
Charge-offs	(19,461)	(22)	(13,174)	(2,096)	(35,869)	(70,622)
Recoveries	2,867	39	1,991	610	10,886	16,393
Ending balance	$188,931	$822	$137,856	$9,109	$147,665	$484,383
Specific ALLL	$33,253	$19	$40,779	$321	$23,350	$97,722
General ALLL	$155,678	$803	$97,077	$8,788	$124,315	$386,661
Loans held-in-portfolio:
Impaired loans	$381,803	$1,788	$515,365	$1,018	$101,887	$1,001,861
Loans held-in-portfolio excluding impaired loans	7,009,319	89,584	5,860,223	962,214	5,073,149	18,994,489
Total loans held-in-portfolio	$7,391,122	$91,372	$6,375,588	$963,232	$5,175,036	$19,996,350

For the quarter ended March 31, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	6,491	128	237	(855)	4,370	10,371
Charge-offs	(3,481)	-	(251)	164	(5,651)	(9,219)
Recoveries	647	8	22	551	1,675	2,903
Ending balance	$35,558	$6,674	$4,442	$829	$18,742	$66,245
Specific ALLL	$223	$-	$2,360	$-	$1,653	$4,236
General ALLL	$35,335	$6,674	$2,082	$829	$17,089	$62,009
Loans held-in-portfolio:
Impaired loans	$1,691	$12,060	$9,438	$-	$8,987	$32,176
Loans held-in-portfolio excluding impaired loans	4,665,497	687,888	822,154	24,404	419,239	6,619,182
Total loans held-in-portfolio	$4,667,188	$699,948	$831,592	$24,404	$428,226	$6,651,358

For the quarter ended March 31, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	4,802	47	6,298	(855)	(891)	32,424	41,825
Charge-offs	(22,942)	(22)	(13,425)	164	(2,096)	(41,520)	(79,841)
Recoveries	3,514	47	2,013	551	610	12,561	19,296
Ending balance	$224,489	$7,496	$142,298	$829	$9,109	$166,407	$550,628
Specific ALLL	$33,476	$19	$43,139	$-	$321	$25,003	$101,958
General ALLL	$191,013	$7,477	$99,159	$829	$8,788	$141,404	$448,670
Loans held-in-portfolio:
Impaired loans	$383,494	$13,848	$524,803	$-	$1,018	$110,874	$1,034,037
Loans held-in-portfolio excluding impaired loans	11,674,816	777,472	6,682,377	24,404	962,214	5,492,388	25,613,671
Total loans held-in-portfolio	$12,058,310	$791,320	$7,207,180	$24,404	$963,232	$5,603,262	$26,647,708

The following table presents the changes in the allowance for credit losses on unfunded commitments, which is presented as part of Other Liabilities, for the quarters ended March 31, 2020 and 2019.

	For the quarters ended March 31,
(In thousands)	2020	2019
Allowance for credit losses on unfunded commitments:
Balance at beginning of period	$8,717	$8,216
Impact of adopting CECL	(5,460)	-
Provision	1,209	119
Ending balance	$4,466	$8,335

The following table provides the activity in the allowance for credit losses related to loans accounted for pursuant to ASC Subtopic 310-30.

ASC 310-30
(In thousands)	For the quarter ended March 31, 2019
Balance at beginning of period	$122,135
Provision	7,726
Net charge-offs	(5,714)
Balance at end of period	$124,147

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2019 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $ 1.6 billion at March 31, 2020 (December 31, 2019 - $ 1.6 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $12 million related to the commercial loan portfolio at March 31, 2020 (December 31, 2019 - $14 million).

At March 31, 2020, the mortgage loan TDRs include $639 million guaranteed by U.S. sponsored entities at BPPR, compared to $625 million at December 31, 2019.

In response to the COVID-19 pandemic, the Corporation has entered into loan modifications with eligible customers in mortgage, consumer loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. The Puerto Rico Legislative Assembly has also enacted legislation requiring financial institutions to offer to clients impacted by the COVID-19 pandemic moratoriums on consumer financial products through June 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provided relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since financial institutions may conclude that the borrower is not experiencing financial difficulties. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR.

In accordance with the guidance in the CARES Act and interagency regulatory guidance, the loan modifications completed by the Corporation as part of the COVID-19 relief measures have not been treated as TDRs. Furthermore, these loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans.

At March 31, 2020, the Corporation had completed 6,304 modifications for residential mortgage loans with an unpaid principal balance of $832 million and 3,798 modifications for credit cards with an unpaid principal balance of $22 million in response to the COVID-19 pandemic.

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at March 31, 2020 and December 31, 2019.

	March 31, 2020				December 31, 2019
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$241,294	$107,442	$348,736	$20,089	$237,861	$111,587	$349,448	$16,443
Construction	-	-	-	-	-	119	119	6
Mortgage	1,028,415	132,414	1,160,829	72,215	1,013,561	126,036	1,139,597	42,012
Leases	313	53	366	23	264	243	507	61
Consumer	78,972	15,579	94,551	27,016	82,205	15,808	98,013	21,404
Loans held-in-portfolio	$1,348,994	$255,488	$1,604,482	$119,343	$1,333,891	$253,793	$1,587,684	$79,926

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2020 and 2019. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

For the quarter ended March 31, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	-	1	-	-
Commercial real estate owner occupied	-	6	-	-
Commercial and industrial	1	11	-	1
Mortgage	2	26	147	-
Leasing	-	-	3	-
Consumer:
Credit cards	148	-	-	13
HELOCs	-	-	1	-
Personal	100	1	-	1
Auto	-	1	2	-
Other	1	-	-	-
Total	252	46	153	15

For the quarter ended March 31, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	-	1	-	-
Commercial real estate owner occupied	-	10	-	-
Commercial and industrial	-	16	-	-
Mortgage	6	27	157	-
Consumer:
Credit cards	122	-	1	66
HELOCs	-	6	4	-
Personal	152	2	-	-
Auto	-	2	-	-
Other	6	-	-	-
Total	286	64	162	66

The following tables present, by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2020 and 2019.

For the quarter ended March 31, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$104	$104	$(8)
Commercial real estate owner occupied	6	3,906	3,902	105
Commercial and industrial	13	4,070	4,068	(717)
Mortgage	175	20,315	17,940	2,012
Leasing	3	94	95	6
Consumer:
Credit cards	161	1,260	1,273	84
HELOCs	1	332	265	854
Personal	102	1,861	1,859	297
Auto	3	86	87	12
Other	1	20	20	5
Total	466	$32,048	$29,613	$2,650

For the quarter ended March 31, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$314	$311	$18
Commercial real estate owner occupied	10	2,019	1,973	19
Commercial and industrial	16	3,943	4,479	314
Mortgage	190	20,732	18,591	671
Consumer:
Credit cards	189	1,543	1,530	171
HELOCs	10	694	621	55
Personal	154	3,147	3,153	805
Auto	2	25	23	4
Other	6	13	13	2
Total	578	$32,430	$30,694	$2,059

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

Defaulted during the quarter ended March 31, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$243
Commercial and industrial	2	40
Mortgage	39	4,482
Consumer:
Credit cards	106	859
Personal	45	808
Other	1	-
Total	195	$6,432
Defaulted during the quarter ended March 31, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$47
Commercial real estate owner occupied	2	427
Commercial and industrial	1	50
Mortgage	8	745
Leasing	1	22
Consumer:
Credit cards	104	1,087
Personal	68	1,352
Total	185	$3,730

Commercial, consumer and mortgage loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The allowance for credit losses may be increased or partial charge-offs may be taken to further write-down the carrying value of the loan.

Credit Quality

The risk rating system provides for the assignment of ratings at the obligor level based on the financial condition of the borrower. The risk rating analysis process is performed at least once a year or more frequently if events or conditions change which may deteriorate the credit quality. In the case of consumer and mortgage loans, these loans are classified considering their delinquency status at the end of the reporting period.

The following table presents the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2020 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2019.

March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,778	$-	$-	$4,778
Special mention	-	-	-	-	-	3,810	-	-	3,810
Substandard	-	-	-	-	-	1,262	100	-	1,362
Pass/Unrated	1,300	37,086	26,582	2,135	4,805	65,407	-	-	137,315
Total commercial multi-family	$1,300	$37,086	$26,582	$2,135	$4,805	$75,257	$100	$-	$147,265

Commercial real estate non-owner occupied
Watch	$-	$62,790	$20,494	$37,793	$55,762	$214,651	$1,400	$-	$392,890
Special Mention	-	16,085	-	116	18,734	200,490	150	-	235,575
Substandard	-	58,948	27,138	4,186	19,956	138,773	95	-	249,096
Doubtful	-	-	-	-	-	2,222	-	-	2,222
Pass/Unrated	4,763	111,994	174,404	102,193	122,328	684,278	7,156	-	1,207,116
Total commercial real estate non-owner occupied	$4,763	$249,817	$222,036	$144,288	$216,780	$1,240,414	$8,801	$-	$2,086,899

Commercial real estate owner occupied
Watch	$441	$5,725	$46,201	$10,116	$5,970	$166,946	$2,106	$-	$237,505
Special Mention	47	1,216	389	2,903	12,533	156,966	-	-	174,054
Substandard	-	1,703	6,187	1,609	29,015	81,381	-	-	119,895
Doubtful	-	-	-	-	-	76,214	-	-	76,214
Loss	-	-	-	-	-	1,788	-	-	1,788
Pass/Unrated	10,695	90,459	72,705	74,373	140,878	553,055	26,790	-	968,955
Total commercial real estate owner occupied	$11,183	$99,103	$125,482	$89,001	$188,396	$1,036,350	$28,896	$-	$1,578,411
Commercial and industrial
Watch	$1,224	$100,274	$6,443	$70,195	$21,603	$383,873	$43,378	$-	$626,990
Special Mention	123	8,229	9,877	25,048	10,611	139,478	10,057	-	203,423
Substandard	208	3,021	11,901	4,837	2,497	66,849	47,280	-	136,593
Doubtful	-	-	-	17	-	184	2	-	203
Loss	-	-	-	-	-	-	5	-	5
Pass/Unrated	35,559	563,273	454,997	255,949	181,119	475,913	584,383	-	2,551,193
Total commercial and industrial	$37,114	$674,797	$483,218	$356,046	$215,830	$1,066,297	$685,105	$-	$3,518,407

Construction
Watch	$-	$-	$8,942	$-	$-	$-	$340	$-	$9,282
Special Mention	-	-	675	-	-	-	-	-	675
Substandard	-	-	-	20,975	-	-	-	-	20,975
Pass/Unrated	147	33,769	16,874	56,768	1,378	-	24,522	-	133,458
Total construction	$147	$33,769	$26,491	$77,743	$1,378	$-	$24,862	$-	$164,390

Mortgage
Substandard	$920	$1,103	$1,148	$2,949	$3,653	$148,444	$-	$-	$158,217
Pass/Unrated	28,286	217,430	160,292	211,799	200,212	5,039,772	-	-	5,857,791
Total mortgage	$29,206	$218,533	$161,440	$214,748	$203,865	$5,188,216	$-	$-	$6,016,008

Leasing
Substandard	$29	$1,129	$1,178	$886	$543	$309	$-	$-	$4,074
Pass/Unrated	160,443	373,109	262,568	144,915	93,388	50,045	-	-	1,084,468
Total leasing	$160,472	$374,238	$263,746	$145,801	$93,931	$50,354	$-	$-	$1,088,542

March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$20,588	$-	$20,588
Pass/Unrated	-	-	-	-	-	-	1,044,099	-	1,044,099
Total credit cards	$-	$-	$-	$-	$-	$-	$1,064,687	$-	$1,064,687

HELOCs
Pass/Unrated	$-	$-	$-	$-	$-	$608	$4,321	$-	$4,929
Total HELOCs	$-	$-	$-	$-	$-	$608	$4,321	$-	$4,929

Personal
Substandard	$1,159	$7,298	$2,621	$2,431	$1,733	$17,880	$81	$2,523	$35,726
Pass/Unrated	159,300	570,029	244,528	147,695	88,062	166,866	1,441	49,579	1,427,500
Total Personal	$160,459	$577,327	$247,149	$150,126	$89,795	$184,746	$1,522	$52,102	$1,463,226

Auto
Substandard	$58	$7,727	$7,846	$4,353	$3,035	$3,412	$-	$-	$26,431
Pass/Unrated	296,102	1,040,732	778,165	392,860	246,082	173,778	-	-	2,927,719
Total Auto	$296,160	$1,048,459	$786,011	$397,213	$249,117	$177,190	$-	$-	$2,954,150

Other consumer
Substandard	$-	$-	$893	$-	$-	$12,989	$-	$-	$13,882
Pass/Unrated	1,442	19,254	13,501	7,134	3,268	15,783	62,703	-	123,085
Total Other consumer	$1,442	$19,254	$14,394	$7,134	$3,268	$28,772	$62,703	$-	$136,967
Total Puerto Rico	$702,246	$3,332,383	$2,356,549	$1,584,235	$1,267,165	$9,048,204	$1,880,997	$52,102	$20,223,881

March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$-	$-	$1,415	$12,796	$12,135	$18,285	$-	$-	$44,631
Special mention	-	-	-	6,706	2,086	6,658	-	-	15,450
Substandard	-	-	-	2,097	4,721	1,153	-	-	7,971
Pass/Unrated	64,645	405,889	259,639	159,495	291,251	379,684	1,690	-	1,562,293
Total commercial multi-family	$64,645	$405,889	$261,054	$181,094	$310,193	$405,780	$1,690	$-	$1,630,345

Commercial real estate non-owner occupied
Watch	$4,442	$-	$6,471	$26,527	$2,235	$23,710	$-	$-	$63,385
Special Mention	-	-	18,709	1,618	-	5,382	350	-	26,059
Substandard	-	-	-	34,308	29,118	41,036	-	-	104,462
Pass/Unrated	137,463	290,320	409,302	307,475	300,251	321,858	16,249	-	1,782,918
Total commercial real estate non-owner occupied	$141,905	$290,320	$434,482	$369,928	$331,604	$391,986	$16,599	$-	$1,976,824

Commercial real estate owner occupied
Watch	$-	$-	$3,294	$1,462	$8,206	$8,333	$-	$-	$21,295
Special Mention	-	-	195	-	-	5,604	-	-	5,799
Substandard	-	-	1,349	-	-	16,222	-	-	17,571
Pass/Unrated	8,980	57,796	51,801	38,479	28,838	105,036	7,365	-	298,295
Total commercial real estate owner occupied	$8,980	$57,796	$56,639	$39,941	$37,044	$135,195	$7,365	$-	$342,960
Commercial and industrial
Watch	$-	$373	$60	$304	$1,330	$5,704	$7,434	$-	$15,205
Special Mention	-	150	250	187	486	37	420	-	1,530
Substandard	-	119	-	-	377	7,786	939	-	9,221
Pass/Unrated	42,137	200,107	199,983	153,229	145,918	350,024	100,504	-	1,191,902
Total commercial and industrial	$42,137	$200,749	$200,293	$153,720	$148,111	$363,551	$109,297	$-	$1,217,858

Construction
Watch	$-	$-	$4,581	$11,093	$-	$22,625	$-	$-	$38,299
Special Mention	-	-	-	-	-	8,064	-	-	8,064
Substandard	-	-	5,434	8,572	10,069	18,500	-	-	42,575
Pass/Unrated	27,149	217,733	164,075	190,824	39,485	9,786	-	-	649,052
Total construction	$27,149	$217,733	$174,090	$210,489	$49,554	$58,975	$-	$-	$737,990

Mortgage
Substandard	$-	$481	$433	$-	$-	$11,262	$-	$-	$12,176
Pass/Unrated	106,888	332,525	147,870	12,634	14,498	452,158	-	-	1,066,573
Total mortgage	$106,888	$333,006	$148,303	$12,634	$14,498	$463,420	$-	$-	$1,078,749

Legacy
Watch	$-	$-	$-	$-	$-	$1,113	$-	$-	$1,113
Special Mention	-	-	-	-	-	197	-	-	197
Substandard	-	-	-	-	-	4,697	-	-	4,697
Pass/Unrated	1,835	2,559	-	-	-	10,034	-	-	14,428
Total legacy	$1,835	$2,559	$-	$-	$-	$16,041	$-	$-	$20,435

March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass/Unrated	$-	$-	$-	$-	$-	$-	$36	$-	$36
Total credit cards	$-	$-	$-	$-	$-	$-	$36	$-	$36

HELOCs
Substandard	$-	$-	$-	$-	$-	$26	$-	$1,889	$1,915
Loss	-	-	-	-	-	322	-	7,137	7,459
Pass/Unrated	-	-	-	-	-	16,490	61,301	30,246	108,037
Total HELOCs	$-	$-	$-	$-	$-	$16,838	$61,301	$39,272	$117,411

Personal
Substandard	$-	$700	$514	$134	$64	$255	$-	$-	$1,667
Loss	-	48	28	-	26	339	2	-	443
Pass/Unrated	42,784	169,193	58,305	22,369	7,247	12,732	248	-	312,878
Total Personal	$42,784	$169,941	$58,847	$22,503	$7,337	$13,326	$250	$-	$314,988

Other consumer
Pass/Unrated	$-	$-	$-	$-	$-	$-	$795	$-	$795
Total Other consumer	$-	$-	$-	$-	$-	$-	$795	$-	$795
Total Popular U.S.	$436,323	$1,677,993	$1,333,708	$990,309	$898,341	$1,865,112	$197,333	$39,272	$7,438,391

March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$-	$-	$1,415	$12,796	$12,135	$23,063	$-	$-	$49,409
Special mention	-	-	-	6,706	2,086	10,468	-	-	19,260
Substandard	-	-	-	2,097	4,721	2,415	100	-	9,333
Pass/Unrated	65,945	442,975	286,221	161,630	296,056	445,091	1,690	-	1,699,608
Total commercial multi-family	$65,945	$442,975	$287,636	$183,229	$314,998	$481,037	$1,790	$-	$1,777,610

Commercial real estate non-owner occupied
Watch	$4,442	$62,790	$26,965	$64,320	$57,997	$238,361	$1,400	$-	$456,275
Special Mention	-	16,085	18,709	1,734	18,734	205,872	500	-	261,634
Substandard	-	58,948	27,138	38,494	49,074	179,809	95	-	353,558
Doubtful	-	-	-	-	-	2,222	-	-	2,222
Pass/Unrated	142,226	402,314	583,706	409,668	422,579	1,006,136	23,405	-	2,990,034
Total commercial real estate non-owner occupied	$146,668	$540,137	$656,518	$514,216	$548,384	$1,632,400	$25,400	$-	$4,063,723

Commercial real estate owner occupied
Watch	$441	$5,725	$49,495	$11,578	$14,176	$175,279	$2,106	$-	$258,800
Special Mention	47	1,216	584	2,903	12,533	162,570	-	-	179,853
Substandard	-	1,703	7,536	1,609	29,015	97,603	-	-	137,466
Doubtful	-	-	-	-	-	76,214	-	-	76,214
Loss	-	-	-	-	-	1,788	-	-	1,788
Pass/Unrated	19,675	148,255	124,506	112,852	169,716	658,091	34,155	-	1,267,250
Total commercial real estate owner occupied	$20,163	$156,899	$182,121	$128,942	$225,440	$1,171,545	$36,261	$-	$1,921,371

Commercial and industrial
Watch	$1,224	$100,647	$6,503	$70,499	$22,933	$389,577	$50,812	$-	$642,195
Special Mention	123	8,379	10,127	25,235	11,097	139,515	10,477	-	204,953
Substandard	208	3,140	11,901	4,837	2,874	74,635	48,219	-	145,814
Doubtful	-	-	-	17	-	184	2	-	203
Loss	-	-	-	-	-	-	5	-	5
Pass/Unrated	77,696	763,380	654,980	409,178	327,037	825,937	684,887	-	3,743,095
Total commercial and industrial	$79,251	$875,546	$683,511	$509,766	$363,941	$1,429,848	$794,402	$-	$4,736,265

March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$-	$13,523	$11,093	$-	$22,625	$340	$-	$47,581
Special Mention	-	-	675	-	-	8,064	-	-	8,739
Substandard	-	-	5,434	29,547	10,069	18,500	-	-	63,550
Pass/Unrated	27,296	251,502	180,949	247,592	40,863	9,786	24,522	-	782,510
Total construction	$27,296	$251,502	$200,581	$288,232	$50,932	$58,975	$24,862	$-	$902,380

Mortgage
Substandard	$920	$1,584	$1,581	$2,949	$3,653	$159,706	$-	$-	$170,393
Pass/Unrated	135,174	549,955	308,162	224,433	214,710	5,491,930	-	-	6,924,364
Total mortgage	$136,094	$551,539	$309,743	$227,382	$218,363	$5,651,636	$-	$-	$7,094,757

Legacy
Watch	$-	$-	$-	$-	$-	$1,113	$-	$-	$1,113
Special Mention	-	-	-	-	-	197	-	-	197
Substandard	-	-	-	-	-	4,697	-	-	4,697
Pass/Unrated	1,835	2,559	-	-	-	10,034	-	-	14,428
Total legacy	$1,835	$2,559	$-	$-	$-	$16,041	$-	$-	$20,435

Leasing
Substandard	$29	$1,129	$1,178	$886	$543	$309	$-	$-	$4,074
Pass/Unrated	160,443	373,109	262,568	144,915	93,388	50,045	-	-	1,084,468
Total leasing	$160,472	$374,238	$263,746	$145,801	$93,931	$50,354	$-	$-	$1,088,542

March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$20,588	$-	$20,588
Pass/Unrated	-	-	-	-	-	-	1,044,135	-	1,044,135
Total credit cards	$-	$-	$-	$-	$-	$-	$1,064,723	$-	$1,064,723

HELOCs
Substandard	$-	$-	$-	$-	$-	$26	$-	$1,889	$1,915
Loss	-	-	-	-	-	322	-	7,137	7,459
Pass/Unrated	-	-	-	-	-	17,098	65,622	30,246	112,966
Total HELOCs	$-	$-	$-	$-	$-	$17,446	$65,622	$39,272	$122,340

Personal
Substandard	$1,159	$7,998	$3,135	$2,565	$1,797	$18,135	$81	$2,523	$37,393
Loss	-	48	28	-	26	339	2	-	443
Pass/Unrated	202,084	739,222	302,833	170,064	95,309	179,598	1,689	49,579	1,740,378
Total Personal	$203,243	$747,268	$305,996	$172,629	$97,132	$198,072	$1,772	$52,102	$1,778,214

Auto
Substandard	$58	$7,727	$7,846	$4,353	$3,035	$3,412	$-	$-	$26,431
Pass/Unrated	296,102	1,040,732	778,165	392,860	246,082	173,778	-	-	2,927,719
Total Auto	$296,160	$1,048,459	$786,011	$397,213	$249,117	$177,190	$-	$-	$2,954,150

Other consumer
Substandard	$-	$-	$893	$-	$-	$12,989	$-	$-	$13,882
Pass/Unrated	1,442	19,254	13,501	7,134	3,268	15,783	63,498	-	123,880
Total Other consumer	$1,442	$19,254	$14,394	$7,134	$3,268	$28,772	$63,498	$-	$137,762
Total Popular Inc.	$1,138,569	$5,010,376	$3,690,257	$2,574,544	$2,165,506	$10,913,316	$2,078,330	$91,374	$27,662,272

The following table presents the outstanding balance, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at December 31, 2019.

December 31, 2019
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico
Commercial multi-family	$1,341	$3,870	$1,793	$-	$-	$7,004	$140,845	$147,849
Commercial real estate non-owner occupied	492,357	166,810	239,448	3,290	-	901,905	1,206,313	2,108,218
Commercial real estate owner occupied	192,895	184,678	183,377	1,629	-	562,579	1,023,750	1,586,329
Commercial and industrial	592,861	170,183	130,872	148	16	894,080	2,524,654	3,418,734
Total Commercial	1,279,454	525,541	555,490	5,067	16	2,365,568	4,895,562	7,261,130
Construction	340	649	20,771	-	-	21,760	115,710	137,470
Mortgage	2,187	2,218	127,621	-	-	132,026	6,034,722	6,166,748
Leasing	-	-	3,590	-	68	3,658	1,055,849	1,059,507
Consumer:
Credit cards	-	-	19,461	-	-	19,461	1,104,339	1,123,800
HELOCs	-	-	-	-	-	-	5,038	5,038
Personal	77	-	19,558	-	-	19,635	1,348,515	1,368,150
Auto	-	-	30,775	-	372	31,147	2,886,375	2,917,522
Other	459	11	15,020	-	53	15,543	125,324	140,867
Total Consumer	536	11	84,814	-	425	85,786	5,469,591	5,555,377
Total Puerto Rico	$1,282,517	$528,419	$792,286	$5,067	$509	$2,608,798	$17,571,434	$20,180,232
Popular U.S.
Commercial multi-family	$48,359	$13,827	$8,433	$-	$-	$70,619	$1,576,691	$1,647,310
Commercial real estate non-owner occupied	80,608	24,383	100,658	-	-	205,649	1,664,647	1,870,296
Commercial real estate owner occupied	27,298	5,709	13,826	-	-	46,833	292,302	339,135
Commercial and industrial	25,679	1,460	20,386	-	-	47,525	1,147,355	1,194,880
Total Commercial	181,944	45,379	143,303	-	-	370,626	4,680,995	5,051,621
Construction	46,644	17,291	44,798	-	-	108,733	584,889	693,622
Mortgage	-	-	11,091	-	-	11,091	1,005,693	1,016,784
Legacy	388	202	1,528	-	-	2,118	19,987	22,105
Consumer:
Credit cards	-	-	-	-	-	-	36	36
HELOCs	-	-	2,024	-	7,930	9,954	107,389	117,343
Personal	-	-	1,664	-	403	2,067	322,373	324,440
Other	-	-	-	-	-	-	690	690
Total Consumer	-	-	3,688	-	8,333	12,021	430,488	442,509
Total Popular U.S.	$228,976	$62,872	$204,408	$-	$8,333	$504,589	$6,722,052	$7,226,641
Popular, Inc.
Commercial multi-family	$49,700	$17,697	$10,226	$-	$-	$77,623	$1,717,536	$1,795,159
Commercial real estate non-owner occupied	572,965	191,193	340,106	3,290	-	1,107,554	2,870,960	3,978,514
Commercial real estate owner occupied	220,193	190,387	197,203	1,629	-	609,412	1,316,052	1,925,464
Commercial and industrial	618,540	171,643	151,258	148	16	941,605	3,672,009	4,613,614
Total Commercial	1,461,398	570,920	698,793	5,067	16	2,736,194	9,576,557	12,312,751
Construction	46,984	17,940	65,569	-	-	130,493	700,599	831,092
Mortgage	2,187	2,218	138,712	-	-	143,117	7,040,415	7,183,532
Legacy	388	202	1,528	-	-	2,118	19,987	22,105
Leasing	-	-	3,590	-	68	3,658	1,055,849	1,059,507
Consumer:
Credit cards	-	-	19,461	-	-	19,461	1,104,375	1,123,836
HELOCs	-	-	2,024	-	7,930	9,954	112,427	122,381
Personal	77	-	21,222	-	403	21,702	1,670,888	1,692,590
Auto	-	-	30,775	-	372	31,147	2,886,375	2,917,522
Other	459	11	15,020	-	53	15,543	126,014	141,557
Total Consumer	536	11	88,502	-	8,758	97,807	5,900,079	5,997,886
Total Popular, Inc.	$1,511,493	$591,291	$996,694	$5,067	$8,842	$3,113,387	$24,293,486	$27,406,873

The following table presents the weighted average obligor risk rating at December 31, 2019 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:	Substandard	Pass
Commercial multi-family	11.82	6.02
Commercial real estate non-owner occupied	11.17	6.77
Commercial real estate owner occupied	11.36	7.30
Commercial and industrial	11.26	7.20
Total Commercial	11.25	7.10
Construction	11.01	7.85

Popular U.S.:	Substandard	Pass
Commercial multi-family	11.25	7.37
Commercial real estate non-owner occupied	11.00	6.94
Commercial real estate owner occupied	11.02	7.48
Commercial and industrial	11.01	6.63
Total Commercial	11.02	7.04
Construction	11.00	7.74
Legacy	11.25	7.95

For changes in the allowance for credit losses, loan ending balances and whether such loans and the allowance pertained to loans individually or collectively evaluated for impairment for the quarter ended March 31, 2019, refer to the allowance activity section of this note..

Impaired loans

The following tables present loans individually evaluated for impairment at December 31, 2019.

December 31, 2019
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,196	$1,229	$4	$1,017	$1,247	$2,213	$2,476	$4
Commercial real estate non-owner occupied	44,975	45,803	12,281	149,587	173,124	194,562	218,927	12,281
Commercial real estate owner occupied	105,841	122,814	5,077	26,365	58,540	132,206	181,354	5,077
Commercial and industrial	43,640	47,611	3,171	24,831	44,255	68,471	91,866	3,171
Construction	119	119	6	-	-	119	119	6
Mortgage	420,949	479,936	40,596	101,520	134,331	522,469	614,267	40,596
Leasing	507	507	61	-	-	507	507	61
Consumer:
Credit cards	24,475	24,475	2,957	-	-	24,475	24,475	2,957
Personal	65,521	65,521	17,142	-	-	65,521	65,521	17,142
Auto	310	310	51	-	-	310	310	51
Other	851	851	109	-	-	851	851	109
Total Puerto Rico	$708,384	$789,176	$81,455	$303,320	$411,497	$1,011,704	$1,200,673	$81,455

December 31, 2019
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$-	$-	$-	$2,097	$2,539	$2,097	$2,539	$-
Mortgage	6,906	7,257	2,208	2,480	2,844	9,386	10,101	2,208
Consumer:
HELOCs	6,691	6,691	1,560	2,829	3,087	9,520	9,778	1,560
Personal	26	26	3	88	88	114	114	3
Total Popular U.S.	$13,623	$13,974	$3,771	$7,494	$8,558	$21,117	$22,532	$3,771

December 31, 2019
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,196	$1,229	$4	$3,114	$3,786	$4,310	$5,015	$4
Commercial real estate non-owner occupied	44,975	45,803	12,281	149,587	173,124	194,562	218,927	12,281
Commercial real estate owner occupied	105,841	122,814	5,077	26,365	58,540	132,206	181,354	5,077
Commercial and industrial	43,640	47,611	3,171	24,831	44,255	68,471	91,866	3,171
Construction	119	119	6	-	-	119	119	6
Mortgage	427,855	487,193	42,804	104,000	137,175	531,855	624,368	42,804
Leasing	507	507	61	-	-	507	507	61
Consumer:
Credit cards	24,475	24,475	2,957	-	-	24,475	24,475	2,957
HELOCs	6,691	6,691	1,560	2,829	3,087	9,520	9,778	1,560
Personal	65,547	65,547	17,145	88	88	65,635	65,635	17,145
Auto	310	310	51	-	-	310	310	51
Other	851	851	109	-	-	851	851	109
Total Popular, Inc.	$722,007	$803,150	$85,226	$310,814	$420,055	$1,032,821	$1,223,205	$85,226

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarter ended March 31, 2019.

For the quarter ended March 31, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$928	$12	$-	$-	$928	$12
Commercial real estate non-owner occupied	178,725	1,712	-	-	178,725	1,712
Commercial real estate owner occupied	139,846	1,458	846	-	140,692	1,458
Commercial and industrial	70,662	745	-	-	70,662	745
Construction	1,788	-	12,060	-	13,848	-
Mortgage	512,417	4,026	9,429	40	521,846	4,066
Leasing	1,059	-	-	-	1,059	-
Consumer:
Credit cards	28,354	-	-	-	28,354	-
HELOCs	-	-	7,962	-	7,962	-
Personal	72,298	69	786	-	73,084	69
Auto	1,162	-	-	-	1,162	-
Other	1,247	-	-	-	1,247	-
Total Popular, Inc.	$1,008,486	$8,022	$31,083	$40	$1,039,569	$8,062

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2020	2019
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$10,968	$11,687
Mortgage servicing rights fair value adjustments	(5,229)	(3,825)
Total mortgage servicing fees, net of fair value adjustments	5,739	7,862
Net gain on sale of loans, including valuation on loans held-for-sale	3,986	4,017
Trading account loss:
Unrealized losses on outstanding derivative positions	(1,695)	-
Realized losses on closed derivative positions	(1,610)	(1,953)
Total trading account loss	(3,305)	(1,953)
Total mortgage banking activities	$6,420	$9,926

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

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2020 and 2019 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2020, the Corporation recorded a net gain of $3.8 million (March 31, 2019 - $3.7 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2020 and 2019:

	Proceeds Obtained During the Quarter Ended March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$50,648	$-	$50,648
Mortgage-backed securities - FNMA	-	33,573	-	33,573
Total trading account debt securities	$-	$84,221	$-	$84,221
Mortgage servicing rights	$-	$-	$1,487	$1,487
Total	$-	$84,221	$1,487	$85,708

	Proceeds Obtained During the Quarter Ended March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$71,149	$-	$71,149
Mortgage-backed securities - FNMA	-	20,918	-	20,918
Total trading account debt securities	$-	$92,067	$-	$92,067
Mortgage servicing rights	$-	$-	$1,658	$1,658
Total	$-	$92,067	$1,658	$93,725

During the quarter ended March 31, 2020, the Corporation retained servicing rights on whole loan sales involving approximately $10.0 million in principal balance outstanding (March 31, 2019 - $11.9 million), with realized gains of approximately $0.2 million (March 31, 2019 - gains of $0.4 million). All loan sales performed during the quarters ended March 31, 2020 and 2019 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2020 and 2019.

Residential MSRs
(In thousands)	March 31, 2020	March 31, 2019
Fair value at beginning of period	$150,906	$169,777
Additions	1,634	1,861
Changes due to payments on loans[1]	(2,502)	(2,587)
Reduction due to loan repurchases	(312)	(491)
Changes in fair value due to changes in valuation model inputs or assumptions	(2,439)	(747)
Other	24	-
Fair value at end of period	$147,311	$167,813
[1] Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $14.3 billion at March 31, 2020 (December 31, 2019 - $14.8 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At March 31, 2020, those weighted average mortgage servicing fees were 0.30% (March 31, 2019 - 0.29%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2020 and 2019 were as follows:
	Quarters ended
	March 31, 2020	March 31, 2019
Prepayment speed	5.9%	6.3%
Weighted average life (in years)	9.8	9.9
Discount rate (annual rate)	10.9%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2020	2019	2020	2019
Fair value of servicing rights	$56,725	$58,842	$90,586	$92,064
Weighted average life (in years)	6.6	6.7	6.3	6.3
Weighted average prepayment speed (annual rate)	6.0%	5.7%	6.5%	6.2%
Impact on fair value of 10% adverse change	$(1,348)	$(1,303)	$(2,409)	$(2,306)
Impact on fair value of 20% adverse change	$(2,652)	$(2,568)	$(4,720)	$(4,525)
Weighted average discount rate (annual rate)	11.4%	11.4%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(2,268)	$(2,381)	$(3,508)	$(3,603)
Impact on fair value of 20% adverse change	$(4,379)	$(4,596)	$(6,778)	$(6,959)

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

At March 31, 2020, the Corporation serviced $1.1 billion (December 31, 2019 - $1.2 billion) in residential mortgage loans with credit recourse to the Corporation. Refer to Note 20 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2020, the Corporation had recorded $111 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2019 - $103 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter months ended March 31, 2020, the Corporation repurchased approximately $22 million (March 31, 2019 - $34 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, the risk associated with the loans is reduced due to their guaranteed nature. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters ended March 31, 2020 and 2019.

	For the quarter ended March 31, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(509)	(900)	(1,409)
Additions	2,120	15,407	17,527
Sales	(1,033)	(13,340)	(14,373)
Other adjustments	-	105	105
Ending balance	$17,537	$106,385	$123,922

	For the quarter ended March 31, 2019
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(571)	(1,610)	(2,181)
Additions	1,170	7,764	8,934
Sales	(1,514)	(16,333)	(17,847)
Other adjustments	-	(133)	(133)
Ending balance	$20,879	$104,599	$125,478

Note 13 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2020	December 31, 2019
Net deferred tax assets (net of valuation allowance)	$929,321	$886,353
Investments under the equity method	243,578	237,081
Prepaid taxes	24,605	47,226
Other prepaid expenses	88,099	82,425
Derivative assets	9,534	17,966
Trades receivable from brokers and counterparties	6,027	47,049
Principal, interest and escrow servicing advances	83,848	77,800
Guaranteed mortgage loan claims receivable	108,605	108,946
Operating ROU assets (Note 28)	146,665	149,849
Finance ROU assets (Note 28)	13,625	12,888
Others	134,530	152,032
Total other assets	$1,788,437	$1,819,615

The Corporation enters in the ordinary course of business into hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within the Other assets line in the accompanying Consolidated Statement of Financial Condition. As of March 31, 2020, the total capitalized implementation costs amounted to $13.7 million with an accumulated amortization of $3.2 million for a net value of $10.5 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the period ended March 31, 2020 was $0.5 million.

Note 14 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters ended March 31, 2020 and 2019.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments:

March 31, 2020
	Balance at		Balance at
	March 31,	Accumulated	March 31,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

December 31, 2019
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2019	impairment	2019
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

Interim Goodwill Impairment Test

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

Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amounts

Due to the effects of the current and projected interest rate environment and the effects of the COVID-19 pandemic on the valuation of the Corporation and its subsidiaries, the Corporation deemed these factors as a triggering event which required management to perform an interim goodwill impairment test.

As discussed in Note 3, “New accounting pronouncements”, effective on January 1, 2020, the Corporation adopted ASU 2017-04, which simplifies the accounting for goodwill impairment by removing Step 2 of the two-step goodwill impairment test under the previous guidance. Accordingly, if the carrying amount of any of the reporting units exceeds its fair value, the Corporation would be required to record an impairment charge for the difference up to the amount of the goodwill.

In determining the fair value of a reporting unit, the Corporation generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Management evaluates the particular circumstances of each reporting unit in order to determine the most appropriate valuation methodology. The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances. Elements considered include current market and economic conditions, developments in specific lines of business, and any particular features in the individual reporting units. For purposes of the interim triggering event evaluation, management also considered the results of the fair value of the reporting units without considering the comparable transaction approach as there is limited information of comparable transactions during the COVID-19 pandemic.

The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

• a selection of comparable publicly traded companies, based on nature of business, location and size;

• a selection of comparable acquisitions;

• the discount rate applied to future earnings, based on an estimate of the cost of equity;

• the potential future earnings of the reporting unit; and

• the market growth and new business assumptions.

For purposes of the market comparable companies’ approach, valuations were determined by calculating average price multiples of relevant value drivers from a group of companies that are comparable to the reporting unit being analyzed and applying those price multiples to the value drivers of the reporting unit. Comparable companies’ price multiples represent minority-based multiples and thus, a control premium adjustment is added to the comparable companies’ market multiples applied to the reporting unit’s value drivers. For purposes of the market comparable transactions’ approach, valuations were determined by calculating average price multiples of relevant value drivers from a group of transactions for which the target companies are comparable to the reporting unit being analyzed and applying those price multiples to the value drivers of the reporting unit. Comparable transactions’ price multiples represent controlling based multiples and thus, no control premium adjustment is made to the comparable transactions’ market multiples applied to the reporting unit’s value drivers. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable companies and transactions also involves a degree of judgment.

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 10.27% to11.01% for the March 2020 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions.

The results of BPPR interim goodwill impairment test as of March 31, 2020 indicated that the average estimated fair value using all valuation methodologies exceeded BPPR’s equity value by approximately $761 million or 25% compared to $1.2 billion or 37%, for the annual goodwill impairment test completed as of July 31, 2019. The fair value conclusion for BPPR considers the comparable transactions approach. If the comparable transactions approach is not considered, as those transactions occurred prior to COVID-19, the average estimated fair value exceeded BPPR’s equity value by approximately $589 million or 19%. Accordingly, there was no impairment on goodwill recorded in BPPR at March 31, 2020. PB’s interim goodwill impairment test results as of such dates indicated that the average estimated fair value using all valuation methodologies exceeded PB’s equity value by approximately $85 million or 5%, compared to $338 million or 21%, for the annual goodwill impairment test completed as of July 31, 2019. The fair value conclusion for PB considers the comparable transactions approach. If the comparable transactions approach is not considered, as those transactions occurred prior to COVID-19, the average estimated fair value exceeded PB’s equity value by approximately $26 million or 2%. Accordingly, there was no impairment on goodwill recorded in PB at March 31, 2020. The goodwill balance of BPPR and PB, as legal entities, represented approximately 91% of the Corporation’s total goodwill balance as of the March 31, 2020 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units in the March 31, 2020 interim assessment were reasonable.

The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting units where the goodwill is recorded. Declines in the Corporation’s market capitalization and adverse economic conditions sustained over a longer period of time negatively affecting forecasted cash flows could increase the risk of goodwill impairment in the future.

The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition, as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response thereto. A further decline in the Corporation’s stock price related to global and/or regional macroeconomic conditions, the continued weakness in the Puerto Rico economy and fiscal situation, reduced future earnings estimates, additional expenses and higher credit losses, and the continuance of the current interest rate environment could, individually or in the aggregate, have a material impact on the determination of the fair value of our reporting units, which could in turn result in an impairment of goodwill in the future. An impairment of goodwill would result in a non-cash expense, net of tax impact. A charge to earnings related to a goodwill impairment would not impact regulatory capital calculations.

Other Intangible Assets

At March 31, 2020 and December 31, 2019, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2020
Core deposits	$37,224	$30,723	$6,501
Other customer relationships	42,909	29,592	13,317
Trademark	488	163	325
Total other intangible assets	$80,621	$60,478	$20,143
December 31, 2019
Core deposits	$37,224	$29,792	$7,432
Other customer relationships	42,909	28,075	14,834
Trademark	488	138	350
Total other intangible assets	$80,621	$58,005	$22,616

During the quarter ended March 31, 2020, the Corporation recognized $2.5 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2019 - $2.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2020	$3,897
Year 2021	3,559
Year 2022	2,683
Year 2023	2,642
Year 2024	2,355
Later years	5,007

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	March 31, 2020	December 31, 2019
Savings accounts	$10,801,188	$10,618,629
NOW, money market and other interest bearing demand deposits	16,071,715	16,305,007
Total savings, NOW, money market and other interest bearing demand deposits	26,872,903	26,923,636
Certificates of deposit:
Under $100,000	3,088,350	3,133,840
$100,000 and over	5,439,474	4,540,957
Total certificates of deposit	8,527,824	7,674,797
Total interest bearing deposits	$35,400,727	$34,598,433

A summary of certificates of deposit by maturity at March 31, 2020 follows:

(In thousands)
2020	$4,906,644
2021	1,431,390
2022	770,852
2023	546,596
2024	592,903
2025 and thereafter	279,439
Total certificates of deposit	$8,527,824

At March 31, 2020, the Corporation had brokered deposits amounting to $ 0.6 billion (December 31, 2019 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $5 million at March 31, 2020 (December 31, 2019 - $4 million).

Note 16 – Borrowings

Assets sold under agreements to repurchase amounted to $179 million at March 31, 2020 and $193 million December 31, 2019.

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

Repurchase agreements accounted for as secured borrowings

	March 31, 2020	December 31, 2019
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$19,425	$88,646
After 30 to 90 days	14,673	78,061
After 90 days	119,304	24,538
Total U.S. Treasury securities	153,402	191,245
Mortgage-backed securities
Within 30 days	23,967	1,235
After 90 days	323	-
Total mortgage-backed securities	24,290	1,235
Collateralized mortgage obligations
Within 30 days	1,074	898
Total collateralized mortgage obligations	1,074	898
Total	$178,766	$193,378

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

At March 31, 2020, other short-term borrowings consisted of $100 million in FHLB advances drawn during the first quarter of 2020. There were no other short-term borrowings outstanding at December 31, 2019.

The following table presents the composition of notes payable at March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019
Advances with the FHLB with maturities ranging from 2020 through 2029 paying interest at monthly fixed rates ranging from 1.14% to 4.19%	$377,598	$421,399
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 4,376	295,624	295,307
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $389	384,909	384,902
Total notes payable	$1,058,131	$1,101,608
Note: Refer to the Corporation's 2019 Form 10-K for rates information at December 31, 2019.

A breakdown of borrowings by contractual maturities at March 31, 2020 is included in the table below.
	Assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
2020	$116,113	$100,000	$96,120	$312,233
2021	62,653	-	50,040	112,693
2022	-	-	103,148	103,148
2023	-	-	318,884	318,884
2024	-	-	28,373	28,373
Later years	-	-	461,566	461,566
Total borrowings	$178,766	$100,000	$1,058,131	$1,336,897

At March 31, 2020 and December 31, 2019, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.8 billion and $3.6 billion, respectively, of which $0.5 billion and $0.4 billion, respectively, were used. In addition, at March 31, 2020 and December 31, 2019, the Corporation had placed $0.9 billion of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at March 31, 2020, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.5 billion (2019 - $1.1 billion), which remained unused at March 31, 2020 and December 31, 2019. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2020	December 31, 2019
Accrued expenses	$233,692	$273,184
Accrued interest payable	34,539	44,026
Accounts payable	61,833	65,688
Dividends payable	35,505	29,027
Trades payable	5,279	4,084
Liability for GNMA loans sold with an option to repurchase	111,285	102,663
Reserves for loan indemnifications	34,862	38,074
Reserve for operational losses	38,373	35,665
Operating lease liabilities (Note 28)	161,961	165,139
Finance lease liabilities (Note 28)	20,529	19,810
Pension benefit obligation	48,704	52,616
Postretirement benefit obligation	170,507	168,681
Others	42,892	46,296
Total other liabilities	$999,961	$1,044,953

Note 18 – Stockholders’ equity

As of March 31, 2020, stockholder’s equity totaled $5.7 billion. During the quarter months ended March 31, 2020, the Corporation declared cash dividends of $0.40 (2019 - $0.30) per common share outstanding amounting to $35.5 million (2019 - $29.0 million). The quarterly dividend declared to shareholders of record as of the close of business on February 28, 2020 was paid on April 1, 2020.

During the quarter ended March 31, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,500,000 shares of common stock (the “Initial Shares”), which was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $200 million in treasury stock and $50 million as a reduction of capital surplus. The Corporation completed this transaction during the fourth quarter of 2019 and received 1,165,607 additional shares of common stock. The final number of shares delivered at settlement was based on the average daily volume weighted average price (“VWAP”) of its common stock, net of a discount, during the term of the ASR of $53.58.

On January 30, 2020, the Corporation entered into a $500 million “ASR” transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial 7,055,919 shares, the Corporation recognized in shareholder’s equity approximately $400 million in treasury stock and $100 million as a reduction in capital surplus. The ASR provided that the final number of shares delivered at settlement would be based on the average daily volume weighted average price (“VWAP”) of the Corporation’s common stock, net of a discount, during the term of the ASR. As a result of the recent decrease in the trading price of the Corporation’s common stock during the COVID-19 pandemic, on March 19, 2020, the dealer counterparty to the ASR exercised its right to terminate the ASR as a result of the trading price of the Corporation’s common stock falling below a specified level. The agreement executed in connection with such termination (the “Termination Agreement”) provides for the acceleration of the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020. Under the settlement resulting from the Termination Agreement, the Corporation will receive a further number of shares of common stock, equivalent to approximately $167 million. As of March 31, 2020, the Corporation had received 642,400 additional shares after the early termination of the ASR. In connection with such receipt, the Corporation recorded approximately $23 million as treasury stock and recognized that amount as an increase in capital surplus.

On February 24, 2020, the Corporation redeemed all outstanding shares of its 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (“Series B Preferred Stock”). The Series B Preferred Stock was redeemed at the redemption price of $25.00 per share, plus $0.1375 in accrued and unpaid dividends on each share, for a total payment per share in the amount of $25.1375 and a total aggregate payment of $28.2 million.

Note 19 – Other comprehensive income (loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the quarters ended March 31, 2020 and 2019.
	Changes in Accumulated Other Comprehensive Income (Loss) by Component [1]
		Quarters ended March 31,
(In thousands)		2020	2019
Foreign currency translation	Beginning Balance	$(56,783)	$(49,936)
	Other comprehensive loss	(1,818)	(1,238)
	Net change	(1,818)	(1,238)
	Ending balance	$(58,601)	$(51,174)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(202,816)	$(203,836)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,351	3,673
	Net change	3,351	3,673
	Ending balance	$(199,465)	$(200,163)
Unrealized net holding gains (losses) on debt securities	Beginning Balance	$92,155	$(173,811)
	Other comprehensive income	381,776	101,403
	Net change	381,776	101,403
	Ending balance	$473,931	$(72,408)
Unrealized net losses on cash flow hedges	Beginning Balance	$(2,494)	$(391)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	(50)
	Other comprehensive loss before reclassifications	(3,589)	(437)
	Amounts reclassified from accumulated other comprehensive loss	841	644
	Net change	(2,748)	157
	Ending balance	$(5,242)	$(234)
	Total	$210,623	$(323,979)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) during the quarters ended March 31, 2020 and 2019.

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2020	2019

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,362)	$(5,876)
	Total before tax	(5,362)	(5,876)
	Income tax benefit	2,011	2,203
	Total net of tax	$(3,351)	$(3,673)
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,296)	$(1,030)
Interest rate swaps	Other operating income	$(31)	$-
	Total before tax	(1,327)	(1,030)
	Income tax benefit (expense)	486	386
	Total net of tax	$(841)	$(644)
	Total reclassification adjustments, net of tax	$(4,192)	$(4,317)

Note 20 – Guarantees

At March 31, 2020 the Corporation recorded a liability of $0.2 million (December 31, 2019 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2020 the Corporation serviced $1.1 billion (December 31, 2019 - $1.2 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2020, the Corporation repurchased approximately $8 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2019 - $8 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2020 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $32 million (December 31, 2019 - $35 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2020 and 2019.

	Quarters ended March 31,
(In thousands)	2020	2019
Balance as of beginning of period	$34,862	$56,230
Impact of adopting CECL	(3,831)	-
Provision (reversal) for recourse liability	4,364	(311)
Net charge-offs	(3,676)	(3,908)
Balance as of end of period	$31,719	$52,011

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the quarters ended March 31, 2020 and 2019. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2020 and 2019.

	Quarters ended March 31,
(In thousands)	2020	2019
Balance as of beginning of period	$3,212	$10,837
Provision (reversal) for representation and warranties	(69)	104
Net charge-offs	-	(75)
Balance as of end of period	$3,143	$10,866

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2020, the Corporation serviced $14.3 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2019 - $14.8 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2020, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $84 million (December 31, 2019 - $78 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at March 31, 2020 and December 31, 2019. In addition, at March 31, 2020 and December 31, 2019, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the Consolidated Financial Statements in the 2019 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit:
Credit card lines	$4,958,736	$4,889,694
Commercial and construction lines of credit	2,938,929	3,205,306
Other consumer unused credit commitments	259,580	262,516
Commercial letters of credit	1,644	2,629
Standby letters of credit	71,739	75,186
Commitments to originate or fund mortgage loans	26,818	96,653

At March 31, 2020 and December 31, 2019, the Corporation maintained a reserve of approximately $4 million and $9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At March 31, 2020, and December 31, 2019, the Corporation’s also maintained other non-credit commitments for approximately $2.1 million and $2.5 million, primarily for the acquisition of other investments.

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

At March 31, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $428 million and $432 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $391 million consists of loans and $37 million are securities ($391 million and $ 41 million at December 31, 2019). Substantially all of the amount outstanding at March 31, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2020, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2019 the Corporation received principal payments amounting to $22 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of March 31, 2020:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$7	$-	$7	$7
After 5 to 10 years	19	-	19	19
After 10 years	30	-	30	30
Total Central Government	56	-	56	56
Municipalities
Within 1 year	3,920	78,107	82,027	82,027
After 1 to 5 years	16,390	139,218	155,608	155,608
After 5 to 10 years	16,660	82,967	99,627	99,627
After 10 years	655	90,601	91,256	91,256
Total Municipalities	37,625	390,893	428,518	428,518
Total Direct Government Exposure	$37,681	$390,893	$428,574	$428,574

In addition, at March 31, 2020, the Corporation had $339 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $273 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at March 31, 2020, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, the Governor has not exercised this power as of the date hereof. In addition, at March 31, 2020, the Corporation had $21 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $69 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $27.2 million as of March 31, 2020. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a putative class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A motion for dismissal on the merits filed by the Defendant Insurance Companies was denied with a right to replead following limited targeted discovery. Each of the Puerto Rico Court of Appeals and the Puerto Rico Supreme Court denied the Popular Defendants’ request to review the lower court’s denial of the motion to dismiss. In December 2017, plaintiffs amended the complaint, and, in January 2018, defendants filed an answer thereto. Separately, in October 2017, the Court entered an order whereby it broadly certified the class, after which the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which the Court declined to entertain. In November 2018 and in January 2019, plaintiffs filed voluntary dismissal petitions against MAPFRE-PRAICO Insurance Company and Antilles Insurance Company, respectively, leaving the Popular Defendants as the sole remaining defendants in the action.

In April 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. The Court had set May 1, 2020 as the deadline to complete discovery, but this deadline has been continued due to the effects of COVID-19 pandemic. The Court also had scheduled a pre-trial hearing and tentative trial dates for the second half of 2020, but those dates may also be continued due to the same reason.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015 Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in monopolistic practices in failing to offer this product). In July 2017, after co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment, and in March 2018 the Court of Appeals reversed the Court of First Instance’s dismissal. The Puerto Rico Supreme Court denied review. In August 2019, the Popular Defendants and plaintiffs filed a Joint Motion where they informed the Court that plaintiffs were simultaneously filing voluntary dismissals with prejudice against all other parties. In September 2019, a status hearing was held where plaintiffs and the Popular Defendants informed the Court that the parties were in the process of stipulating a class for settlement purposes. The Court held a hearing on April 24, 2020 where it preliminarily approved the terms of the proposed class settlement. Notices to the proposed class for settlement purposes were published on April 28 and May 5, 2020. The Court set a hearing for June 28, 2020 to consider the final approval of the proposed class settlement.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks) be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, on August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. The Court of Appeals has entered an order where it consolidated three pending appeals related to the same subset of facts. Plaintiffs filed their appellate brief in August 2019, but in September 2019, the Court of Appeals ordered plaintiffs to submit a new brief for the consolidated appeals that complied with the applicable appellate procedural rules. In October 2019, plaintiffs filed a revised brief and in November 2019, defendants filed their appellate brief, along with a motion to dismiss the appeal due to plaintiffs’ repeated failure to comply with the Circuit Court’s rules and orders. The appeal is now fully briefed and pending resolution.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-

protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. In April 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration in April 2019, which Popular timely opposed. In September 2019, the Court issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. In October 2019, plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which was denied in December 2019. On January 13, 2020, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. Appellants’ brief is due on June 8, 2020 and Appellee’s brief is due 30 days thereafter.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary mortgage lender in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand $30 million in damages plus attorney’s fees, costs and the annulment of their mortgages. BPPR extended plaintiffs four consecutive six-month payment forbearances, the last of which is still in effect. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral Bank-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement with the FDIC. The FDIC filed a Notice of Removal to the United States District Court for the District of Puerto Rico on March 2018 and, in April 2018, the state court stayed the proceedings in response thereto. In October 2018, the Court granted the FDIC’s motion to stay the proceedings until plaintiffs have exhausted administrative remedies and, thereafter, the FDIC filed a motion to dismiss all claims for lack of subject matter jurisdiction due to plaintiffs’ failure to properly make any applicable administrative claims. Such motion was referred to a Magistrate Judge, which in May 2019 recommended that the motion be granted and all claims against the FDIC be dismissed. On September 30, 2019, the District Judge issued an order where she adopted the Report and Recommendation of the Magistrate Judge granting the FDIC’s Motion to Dismiss and remanding the remaining claims related to mortgage loans not acquired from Doral (approximately eight loans) to the Commonwealth of Puerto Rico’s Court of First Instance. On March 19, 2020, the District Judge issued an Opinion and Order and a Judgment dismissing the case, consistent with the September 2019 order. On April 15, 2020, several plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit. Although the parties have reached a settlement in principle, the completion of documentation related thereto has been delayed because of the COVID-19 pandemic.

Insufficient Funds and Overdraft Fees Class Actions

On February 7, 2020, BPPR was served with a putative class action complaint captioned Soto-Melendez vs. Banco Popular de Puerto Rico, filed before the United States District Court for the District of Puerto Rico. The complaint alleges breach of contract due to BPPR’s purported practice of (a) assessing more than one insufficient funds fee (“NSF Fees”) on the same “item” or transaction and (b) charging both NSF Fees and overdraft fees (“OD Fees”) on the same item or transaction, and is filed on behalf of all persons who during the applicable statute of limitations period were charged NSF Fees and/or OD Fees pursuant to this purported practices. On April 10, 2020, BPPR filed a Motion to Dismiss in the case, which was opposed by plaintiffs on April 24, 2020. BPPR expects to reply to the opposition on or before May 12, 2020.

Popular recently received notice of a putative class action complaint captioned Golden vs. Popular, Inc. filed on March 25, 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff describes Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative Transactions” (“APPSN”) and states that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. Popular has not been served in connection with this case.

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

The Involuntary Debtors filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. After the Court held hearings in June and July 2019 to consider whether the involuntary petitions were filed in bad faith, that is, for an improper purpose that constitutes an abuse of the bankruptcy process in October 2019, the Court entered an Opinion and Order determining that the involuntary petitions were not filed in bad faith and issued an order for relief under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. In October 2019, the debtors filed a Notice of Appeal to the U.S. District Court. Debtors’ filed their appellate briefs in April 2020, and Lenders’ appellate briefs are due on or before May 11, 2020.

On February 11, 2020, the Debtors initiated an adversary proceeding seeking in excess of $80 million in damages, alleging that in 2016 the Lenders illegally foreclosed on their accounts receivable and as a result illegally interfered with contracts entered with third parties, forcing the Debtors into bankruptcy. Debtors further seek a judgment declaring that Lenders do not possess security interests over certain personal property of the Debtors because either such security interests were not adequately perfected according to Puerto Rico law, or the security interests were lost upon the lapsing date of the financing statements that the Lenders had originally perfected in connection with such interests. On February 25, 2020, Debtors amended their adversary complaint to include references to the Lenders’ Syndicate and Banco Popular’s proof of claims, formally object to such proof of claims, as well as to demand that the District Court, not the Bankruptcy Court, entertains the complaint, requesting trial by jury on all counts. Lenders expect to file a Motion to Dismiss on or before May 13, 2020.

POPULAR BANK

Employment-Related Litigation

In July 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, in July 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiffs in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. On October 21, 2019, PB and the other defendants filed several Motions to Dismiss. Plaintiffs opposed the motions in December 2019 and PB and the other defendants replied on January 22, 2020. Although the Court set a hearing on the Motions to Dismiss in both cases for March 16, 2020, that hearing was cancelled due to the COVID-19 pandemic and has not been rescheduled. The Motions to Dismiss are still pending resolution.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of March 31, 2020, is named as a respondent (among other broker-dealers) in 165 pending arbitration proceedings with aggregate claimed amounts of approximately $223 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have increased and may continue to increase the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

After the publication of the Final Report, the Oversight Board created a special claims committee (“SCC”) and, before the end of the applicable two-year statute of limitations for the filing of such claims pursuant to the U.S. Bankruptcy Code, the SCC, along with the Commonwealth’s Unsecured Creditors’ Committee (“UCC”), filed various avoidance, fraudulent transfer and other claims against third parties, including government vendors and financial institutions and other professionals involved in bond issuances being challenged as invalid by the SCC and the UCC. The Popular Companies, the SCC and the UCC have entered into a tolling agreement with respect to potential claims the SCC and the UCC, on behalf of the Commonwealth or other Title III debtors, may assert against the Popular Companies for the avoidance and recovery of payments and/or transfers made to the Popular Companies or as a result of any role of the Popular Companies in the offering of the aforementioned challenged bond issuances.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at March 31, 2020 and December 31, 2019, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019
Assets
Servicing assets:
Mortgage servicing rights	$113,793	$115,718
Total servicing assets	$113,793	$115,718
Other assets:
Servicing advances	$30,172	$29,212
Total other assets	$30,172	$29,212
Total assets	$143,965	$144,930
Maximum exposure to loss	$143,965	$144,930

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.8 billion at March 31, 2020 (December 31, 2019 - $9.9 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2020 and December 31, 2019, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following tables present the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIEs, PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC, and their maximum exposure to loss at March 31, 2020 and December 31, 2019.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets
Other assets:
Equity investment	$5,276	$6,306	$3,657	$3,333
Total assets	$5,276	$6,306	$3,657	$3,333
Liabilities
Deposits	$(20)	$(3)	$(5,793)	$(5,081)
Total liabilities	$(20)	$(3)	$(5,793)	$(5,081)
Total net assets	$5,256	$6,303	$(2,136)	$(1,748)
Maximum exposure to loss	$5,256	$6,303	$-	$-

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2020.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2020, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.22%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $0.6 million in dividend distributions during the quarter ended March 31, 2020, from its investments in EVERTEC’s holding company (March 31, 2019 - $0.6 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
(In thousands)	March 31, 2020	December 31, 2019
Equity investment in EVERTEC	$74,323	$73,534

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2020 and December 31, 2019. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2020	December 31, 2019
Accounts receivable (Other assets)	$3,474	$7,779
Deposits	(56,584)	(63,850)
Accounts payable (Other liabilities)	(433)	(1,290)
Net total	$(53,543)	$(57,361)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the quarters ended March 31, 2020 and 2019.

	Quarters ended March 31,
(In thousands)	2020	2019
Share of income from investment in EVERTEC	$3,602	$4,297
Share of other changes in EVERTEC's stockholders' equity	785	895
Share of EVERTEC's changes in equity recognized in income	$4,387	$5,192

The following table presents the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2020 and 2019. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarters ended March 31,
(In thousands)	2020	2019	Category
Interest expense on deposits	$(67)	$(17)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	5,489	8,219	Other service fees
Rental income charged to EVERTEC	1,767	1,796	Net occupancy
Processing fees on services provided by EVERTEC	(55,596)	(53,862)	Professional fees
Other services provided to EVERTEC	261	276	Other operating expenses
Total	$(48,146)	$(43,588)

PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 22 to the Consolidated Financial Statements, the Corporation holds a 24.9 % equity interest in PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC.

The Corporation’s equity in PRLP 2011 Holdings, LLC and PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Equity investment	$5,276	$6,306	$3,657	$3,333

The Corporation held deposits from these entities, as follows:

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Deposits (non-interest bearing)	$(20)	$(3)	$(5,793)	$(5,081)

The Corporation’s proportionate share of income or loss from these entities is presented in the following table and is included in other operating income in the Consolidated Statements of Operations.

	PRLP 2011 Holdings, LLC		PR Asset Portfolio 2013-1 International, LLC
	Quarters ended March 31,
(In thousands)	2020	2019	2020	2019
Share of (loss) income from the equity investment	$(1,030)	$(120)	$324	$296

During the quarter ended March 31, 2020, there were no capital distributions received by the Corporation from its investment in PR Asset Portfolio 2013-1 International, LLC (March 31, 2019 - $1.3 million). No capital distributions was received from its investment in PRLP Holdings, LLC during the quarters ended March 31, 2020 and 2019.

Centro Financiero BHD León

At March 31, 2020, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2020, the Corporation recorded $6.8 million in earnings from its investment in BHD León (March 31, 2019 - $5.5 million), which had a carrying amount of $157.9 million at March 31, 2020 (December 31, 2019 - $151.6 million). There were no dividend distributions received by the Corporation from its investment in BHD León, during the quarter ended March 31, 2020 and 2019.

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

For the quarter ended March 31, 2020 administrative fees charged to these investment companies amounted to $1.6 million (March 31, 2019 - $1.5 million) and waived fees amounted to $0.5 million (March 31, 2019 - $0.5 million), for a net fee of $1.1 million (March 31, 2019 - $1.0 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of March 31, 2020, the available lines of credit facilities amounted to $275 million (December 31, 2019 - $330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At March 31, 2020 there was no outstanding balance for these credit facilities.

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities from those disclosed in the 2019 Form 10-K.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

At March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,099,856	$8,317,657	$-	$10,417,513
Obligations of U.S. Government sponsored entities	-	86,336	-	86,336
Collateralized mortgage obligations - federal agencies	-	560,836	-	560,836
Mortgage-backed securities	-	4,747,123	1,177	4,748,300
Other	-	316	-	316
Total debt securities available-for-sale	$2,099,856	$13,712,268	$1,177	$15,813,301
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$1	$-	$-	$1
Obligations of Puerto Rico, States and political subdivisions	-	109	-	109
Collateralized mortgage obligations	-	76	467	543
Mortgage-backed securities	-	38,468	-	38,468
Other	-	2,996	428	3,424
Total trading account debt securities, excluding derivatives	$1	$41,649	$895	$42,545
Equity securities	$-	$21,601	$-	$21,601
Mortgage servicing rights	-	-	147,311	147,311
Derivatives	-	9,534	-	9,534
Total assets measured at fair value on a recurring basis	$2,099,857	$13,785,052	$149,383	$16,034,292
Liabilities
Derivatives	$-	$(12,037)	$-	$(12,037)
Total liabilities measured at fair value on a recurring basis	$-	$(12,037)	$-	$(12,037)

At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,841,715	$8,214,540	$-	$12,056,255
Obligations of U.S. Government sponsored entities	-	122,404	-	122,404
Obligations of Puerto Rico, States and political subdivisions	-	6,975	-	6,975
Collateralized mortgage obligations - federal agencies	-	586,175	-	586,175
Mortgage-backed securities	-	4,875,132	1,182	4,876,314
Other	-	350	-	350
Total debt securities available-for-sale	$3,841,715	$13,805,576	$1,182	$17,648,473
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$7,081	$2	$-	$7,083
Obligations of Puerto Rico, States and political subdivisions	-	633	-	633
Collateralized mortgage obligations	-	76	530	606
Mortgage-backed securities	-	28,556	-	28,556
Other	-	3,003	440	3,443
Total trading account debt securities, excluding derivatives	$7,081	$32,270	$970	$40,321
Equity securities	$-	$21,327	$-	$21,327
Mortgage servicing rights	-	-	150,906	150,906
Derivatives	-	17,966	-	17,966
Total assets measured at fair value on a recurring basis	$3,848,796	$13,877,139	$153,058	$17,878,993
Liabilities
Derivatives	$-	$(16,619)	$-	$(16,619)
Total liabilities measured at fair value on a recurring basis	$-	$(16,619)	$-	$(16,619)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2020 and 2019 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Quarter ended March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$3,151	$3,151	$(497)
Other real estate owned[2]	-	-	10,742	10,742	(1,368)
Other foreclosed assets[2]	-	-	1,021	1,021	(152)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$14,914	$14,914	$(2,017)
[1]

Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Quarter ended March 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$13,147	$13,147	$(3,316)
Other real estate owned[2]	-	-	8,035	8,035	(1,889)
Other foreclosed assets[2]	-	-	1,283	1,283	(118)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$22,465	$22,465	$(5,323)
[1]

Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2020 and 2019.

Quarter ended March 31, 2020
	MBS	CMOs		Other
	classified	classified		securities
	as debt	as trading	MBS	classified
	securities	account	classified as	as trading	Mortgage
	available-	debt	trading account	account debt	servicing	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets
Balance at December 31, 2019	$1,182	$530	$-	$440	$150,906	$153,058
Gains (losses) included in earnings	-	1	-	(12)	(5,229)	(5,240)
Gains (losses) included in OCI	(5)	-	-	-	-	(5)
Additions	-	2	-	-	1,634	1,636
Settlements	-	(66)	-	-	-	(66)
Balance at March 31, 2020	$1,177	$467	$-	$428	$147,311	$149,383
Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2020	$-	$1	$-	$6	$(2,439)	$(2,432)

Quarter ended March 31, 2019
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at December 31, 2018	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	-	-	(7)	(3,825)	(3,832)
Gains (losses) included in OCI	2	-	-	-	-	2
Additions	-	14	-	-	1,861	1,875
Settlements	-	(30)	-	-	-	(30)
Balance at March 31, 2019	$1,235	$595	$43	$478	$167,813	$170,164
Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2019	$-	$-	$-	$3	$(747)	$(744)

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2020 and 2019 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2020		Quarter ended March 31, 2019
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date

Mortgage banking activities	$(5,229)	$(2,439)	$(3,825)	$(747)
Trading account loss	(11)	7	(7)	3
Total	$(5,240)	$(2,432)	$(3,832)	$(744)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at March 31, 2020 and 2019.

	Fair value
	at March 31,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$467		Discounted cash flow model	Weighted average life	1.5 years (0.1 - 1.6 years)
				Yield	3.8% (3.7% - 4.3%)
				Prepayment speed	18.4% (14.5% - 21.2%)
Other - trading	$428		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$147,311		Discounted cash flow model	Prepayment speed	6.3%(0.2% - 18.9%)
				Weighted average life	7.2 years (0.1 - 14.3 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$3,151	[2]	External appraisal	Haircut applied on
				external appraisals	10.0%
Other real estate owned	$7,050	[3]	External appraisal	Haircut applied on
				external appraisals	22.3% (5.0% - 30.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value
	at March 31,
(In thousands)	2019		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$595		Discounted cash flow model	Weighted average life	1.8 years (1.2 - 2.0 years)
				Yield	4.1% (3.9% - 4.4%)
				Prepayment speed	17.7% (15.0% - 19.6%)
Other - trading	$478		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$167,813		Discounted cash flow model	Prepayment speed	5.4% (0.2% - 23.2%)
				Weighted average life	6.8 years (0.1 - 15.6 years)
				Discount rate	11.2% (9.5% - 24.5%)
Loans held-in-portfolio	$9,610	[2]	External appraisal	Haircut applied on
				external appraisals	13.8% (11.4% - 25.0%)
Other real estate owned	$5,871	[3]	External appraisal	Haircut applied on
				external appraisals	21.2% (15.0% - 25.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at March 31, 2020 and December 31, 2019, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	March 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$445,551	$445,551	$-	$-	$445,551
Money market investments	5,941,716	5,935,945	5,771	-	5,941,716
Trading account debt securities, excluding derivatives[1]	42,545	1	41,649	895	42,545
Debt securities available-for-sale[1]	15,813,301	2,099,856	13,712,268	1,177	15,813,301
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$69,771	$-	$-	$68,296	$68,296
Collateralized mortgage obligation-federal agency	41	-	-	43	43
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$81,873	$-	$12,061	$68,339	$80,400
Equity securities:
FHLB stock	$46,316	$-	$46,316	$-	$46,316
FRB stock	93,838	-	93,838	-	93,838
Other investments	22,904	-	21,601	6,704	28,305
Total equity securities	$163,058	$-	$161,755	$6,704	$168,459
Loans held-for-sale	$87,855	$-	$-	$91,182	$91,182
Loans held-in-portfolio	26,742,556	-	-	24,977,460	24,977,460
Mortgage servicing rights	147,311	-	-	147,311	147,311
Derivatives	9,534	-	9,534	-	9,534
	March 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$36,269,352	$-	$36,269,352	$-	$36,269,352
Time deposits	8,527,824	-	8,398,572	-	8,398,572
Total deposits	$44,797,176	$-	$44,667,924	$-	$44,667,924
Assets sold under agreements to repurchase	$178,766	$-	$178,104	$-	$178,104
Other short-term borrowings[2]	$100,000	$-	$100,000	$-	$100,000
Notes payable:
FHLB advances	$377,598	$-	$393,674	$-	$393,674
Unsecured senior debt securities	295,624	-	309,228	-	309,228
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,909	-	371,086	-	371,086
Total notes payable	$1,058,131	$-	$1,073,988	$-	$1,073,988
Derivatives	$12,037	$-	$12,037	$-	$12,037
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$388,311	$388,311	$-	$-	$388,311
Money market investments	3,262,286	3,256,274	6,012	-	3,262,286
Trading account debt securities, excluding derivatives[1]	40,321	7,081	32,270	970	40,321
Debt securities available-for-sale[1]	17,648,473	3,841,715	13,805,576	1,182	17,648,473
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$85,556	$-	$-	$93,002	$93,002
Collateralized mortgage obligation-federal agency	45	-	-	47	47
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$97,662	$-	$12,061	$93,049	$105,110
Equity securities:
FHLB stock	$43,787	$-	$43,787	$-	$43,787
FRB stock	93,470	-	93,470	-	93,470
Other investments	22,630	-	21,328	7,367	28,695
Total equity securities	$159,887	$-	$158,585	$7,367	$165,952
Loans held-for-sale	$59,203	$-	$-	$60,030	$60,030
Loans held-in-portfolio	26,929,165	-	-	25,051,400	25,051,400
Mortgage servicing rights	150,906	-	-	150,906	150,906
Derivatives	17,966	-	17,966	-	17,966
	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$36,083,809	$-	$36,083,809	$-	$36,083,809
Time deposits	7,674,797	-	7,598,732	-	7,598,732
Total deposits	$43,758,606	$-	$43,682,541	$-	$43,682,541
Assets sold under agreements to repurchase	$193,378	$-	$193,271	$-	$193,271
Notes payable:
FHLB advances	$421,399	$-	$429,718	$-	$429,718
Unsecured senior debt	295,307	-	323,415	-	323,415
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,902	-	395,216	-	395,216
Total notes payable	$1,101,608	$-	$1,148,349	$-	$1,148,349
Derivatives	$16,619	$-	$16,619	$-	$16,619
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at March 31, 2020 and December 31, 2019 is $ 8.2 billion and $ 8.4 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at March 31, 2020 and December 31, 2019 is $ 73 million and $ 78 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2020 and 2019:

	Quarters ended March 31,
(In thousands, except per share information)	2020	2019
Net income	$34,302	$167,925
Preferred stock dividends	(670)	(931)
Net income applicable to common stock	$33,632	$166,994
Average common shares outstanding	90,788,557	98,581,743
Average potential dilutive common shares	104,404	177,155
Average common shares outstanding - assuming dilution	90,892,961	98,758,898
Basic EPS	$0.37	$1.69
Diluted EPS	$0.37	$1.69

As disclosed in Note 18, on January 30, 2020, the Corporation entered into an accelerated share repurchase transaction (“ASR”) of $500 million with respect to its common stock, and, in connection therewith, received an initial delivery of 7,055,919 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As a result of the recent decrease in the trading price of the Corporation’s common stock during the COVID-19 pandemic, on March 19, 2020, the dealer counterparty to the ASR exercised its right to terminate the ASR as a result of the trading price of the Corporation’s common stock falling below a specified level. The Termination Agreement executed in connection with such termination provides for the acceleration of the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020. Under the settlement resulting from the Termination Agreement of the ASR due to the decrease in share price resulting from the COVID-19 pandemic, the Corporation will receive a further number of shares of common stock, equivalent to approximately $167 million. As of March 31, 2020, the Corporation had received 642,400 additional shares after the early termination of the ASR. The diluted EPS computation for the quarter ended March 31, 2020 excludes 4,228,622 to be received under the ASR since their effect would be antidilutive.

For the quarters ended March 31, 2020 and 2019, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2019. For a discussion of the calculation under the treasury stock method, refer to Note 33 of the Consolidated Financial Statements included in the 2019 Form 10-K.

Note 27 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters ended March 31, 2020 and 2019.

	Quarters ended March 31,
(In thousands)	2020		2019
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$38,331	$3,328	$35,064	$3,627
Other service fees:
Debit card fees	9,999	238	10,899	271
Insurance fees, excluding reinsurance	7,688	737	7,445	770
Credit card fees, excluding late fees and membership fees	19,768	242	18,286	216
Sale and administration of investment products	6,263	-	5,259	-
Trust fees	5,386	-	4,815	-
Total revenue from contracts with customers[1]	$87,435	$4,545	$81,768	$4,884
[1] The amounts include intersegment transactions of $ 0.3 million and $ 0.2 million, respectively, for the quarters ended March 31, 2020 and 2019.

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

Note 28 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.2 to 33.8years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 13 and Note 17, respectively, for information on the balances of these lease assets and liabilities.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
March 31, 2020
(In thousands)	Remaining 2020	2021	2022	2023	2024	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$22,908	$28,201	$24,113	$21,829	$20,729	$70,978	$188,758	$(26,797)	$161,961
Finance Leases	2,411	3,299	3,392	3,489	3,594	8,938	25,123	(4,594)	20,529

December 31, 2019
(In thousands)	2020	2021	2022	2023	2024	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$29,872	$27,445	$23,540	$21,257	$20,176	$70,842	$193,132	$(27,993)	$165,139
Finance Leases	3,068	3,159	3,252	3,349	3,448	8,220	24,496	(4,686)	19,810

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarter ended	Quarter ended
(In thousands)	March 31, 2020	March 31, 2019
Finance lease cost:
Amortization of ROU assets	$520	$458
Interest on lease liabilities	313	321
Operating lease cost	7,914	8,155
Short-term lease cost	57	24
Variable lease cost	11	-
Sublease income	(30)	(25)
Total lease cost	$8,785	$8,933

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Quarters ended
(Dollars in thousands)	March 31, 2020		March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,822		$7,391
Operating cash flows from finance leases	313		327
Financing cash flows from finance leases	538		439
ROU assets obtained in exchange for new lease obligations:
Operating leases	$259		$356
Finance leases	-		3,308
Weighted-average remaining lease term:
Operating leases	8.6	years	8.4	years
Finance leases	7.3	years	8.9	years
Weighted-average discount rate:
Operating leases	3.4%		3.8%
Finance leases	5.7%		5.7%

As of March 31, 2020, the Corporation has additional operating and finance leases contracts that have not yet commenced with an undiscounted contract amount of $5.9 million and $5.3 million, respectively, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2020	2019	2020	2019
Personnel Cost:
Service cost	$-	$-	$178	$190
Other operating expenses:
Interest cost	5,847	7,110	1,228	1,489
Expected return on plan assets	(9,526)	(8,096)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	5,220	5,876	142	-
Total net periodic pension cost	$1,541	$4,890	$1,548	$1,679

The Corporation paid the following contributions to the plans during the quarter ended March 31, 2020 and expects to pay the following contributions for the year ending December 31, 2020.

	For the quarter ended	For the year ending
(In thousands)	March 31, 2020	December 31, 2020
Pension Plans	$57	$229
OPEB Plan	$1,213	$6,516

Note 30 - Stock-based compensation

The Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”) permits the issuance of several types of stock based compensation for employees and directors of the Corporation and/or any of its subsidiaries. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stocks and performance shares for its employees and restricted stocks and restricted stock units (“RSU”), to its directors.

The restricted stocks for employees will become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (“the graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service (“the retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the graduated vesting portion is vested ratably over four years commencing at the date of the grant and the retirement vesting portion is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. For grants issued on 2020 and thereafter, the EPS goal is substituted by the Absolute Return on Average Assets (“ROA”) goal. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS and ROA metrics are considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS or ROA goal as of each reporting period. The TSR and EPS or ROA metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS and ROA) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	382,186	$36.41
Granted	218,169	55.55
Performance Shares Quantity Adjustment	15,061	55.72
Vested	(270,051)	44.73
Non-vested at December 31, 2019	345,365	$41.68
Granted	152,521	47.68
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(160,333)	44.17
Non-vested at March 31, 2020	337,546	$42.83

During the quarter ended March 31, 2020, 87,706 shares of restricted stock (March 31, 2019 - 84,590) and 64,815 performance shares (March 31, 2019 - 65,369) were awarded to management under the Incentive Plan.

During the quarter ended March 31, 2020, the Corporation recognized $3.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.4 million (March 31, 2019 - $3.8 million, with a tax benefit of $0.4 million). For the quarter ended March 31, 2020, the fair market value of the restricted stock and performance shares vested was $7 million at grant date and $8.7 million at vesting date. This differential triggers a windfall, of $0.6 million that was recorded as a reduction in income tax expense. For the quarter ended March 31, 2020, the Corporation recognized $2.5 million of performance shares expense, with a tax benefit of $0.2 million (March 31, 2019 - $3.6 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2020 was $9.8 million and is expected to be recognized over a weighted-average period of 2.28 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock shares	Weighted-Average Grant Date Fair Value per Share	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2018	-	$-	-	$-
Granted	1,052	49.25	27,449	57.64
Vested	(1,052)	49.25	(27,449)	57.64
Forfeited	-	-	-	-
Non-vested at December 31, 2019	-	$-	-	$-
Granted	-	-	298	59.29
Vested	-	-	(298)	59.29
Forfeited	-	-	-	-
Non-vested at March 31, 2020	-	$-	-	$-

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

During the quarter ended March 31, 2020, no shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. (March 31, 2019 - 1,052) and 298 RSU were granted to members of the Board of Directors of Popular, Inc. During this period, the Corporation did not recognized any expense related to these restricted stock shares, (March 31, 2019 - $0.1 million, with a tax benefit of $6 thousand) and recognized $ 18 thousand of restricted stock expense related to these RSU, with a tax benefit of $2 thousand. The fair value at vesting date of the RSU vested during the quarter ended March 31, 2020 for directors was $18 thousand .

Note 31 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2020		March 31, 2019
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$14,025	38%	$81,806	38%
Net benefit of tax exempt interest income	(32,896)	(88)	(26,944)	(12)
Deferred tax asset valuation allowance	5,538	15	5,482	2
Difference in tax rates due to multiple jurisdictions	8,875	24	(2,862)	(1)
Effect of income subject to preferential tax rate	(1,900)	(5)	(2,928)	(1)
Adjustment due to estimate on the annual effective rate	9,004	24	(3,130)	(2)
State and local taxes	(555)	(2)	1,624	-
Others	1,006	2	(2,825)	(1)
Income tax expense	$3,097	8%	$50,223	23%

For the quarter ended March 31, 2020, the Corporation recorded an income tax expense of $3.1 million, compared to $50.2 million for the same quarter 2019. The income tax expense for the first quarter of 2020, reflects the impact of lower pre-tax income, resulting primarily from a higher provision for credit losses due to the implementation of CECL and the impact of the COVID-19 pandemic.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	March 31, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$2,368	$5,269	$7,637
Net operating loss and other carryforward available	117,927	717,565	835,492
Postretirement and pension benefits	81,912	-	81,912
Deferred loan origination fees	2,043	(3,164)	(1,121)
Allowance for loan losses	465,054	38,957	504,011
Accelerated depreciation	3,439	4,908	8,347
FDIC-assisted transaction	82,936	-	82,936
Intercompany deferred gains	1,335	-	1,335
Lease liability	22,847	22,636	45,483
Difference in outside basis from pass-through entities	53,892	-	53,892
Other temporary differences	31,893	7,702	39,595
Total gross deferred tax assets	865,646	793,873	1,659,519
Deferred tax liabilities:
Indefinite-lived intangibles	38,243	37,152	75,395
Unrealized net gain (loss) on trading and available-for-sale securities	81,077	7,306	88,383
Right of use assets	20,739	20,702	41,441
Other temporary differences	11,924	1,182	13,106
Total gross deferred tax liabilities	151,983	66,342	218,325
Valuation allowance	105,165	408,079	513,244
Net deferred tax asset	$608,498	$319,452	$927,950

	December 31, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$2,368	$5,269	$7,637
Net operating loss and other carryforward available	112,803	716,796	829,599
Postretirement and pension benefits	82,623	-	82,623
Deferred loan origination fees	2,519	(2,759)	(240)
Allowance for loan losses	405,475	10,981	416,456
Accelerated depreciation	3,439	4,914	8,353
FDIC-assisted transaction	82,684	-	82,684
Intercompany deferred gains	1,604	-	1,604
Lease liability	22,694	23,387	46,081
Difference in outside basis from pass-through entities	21,670	-	21,670
Other temporary differences	26,554	7,460	34,014
Total gross deferred tax assets	764,433	766,048	1,530,481
Deferred tax liabilities:
Indefinite-lived intangibles	37,411	36,058	73,469
Unrealized net gain (loss) on trading and available-for-sale securities	15,635	432	16,067
Right of use assets	20,598	21,430	42,028
Other temporary differences	12,778	1,179	13,957
Total gross deferred tax liabilities	86,422	59,099	145,521
Valuation allowance	100,175	399,800	499,975
Net deferred tax asset	$577,836	$307,149	$884,985

The net deferred tax asset shown in the table above at March 31, 2020 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets in the “Other assets” caption (December 31, 2019 - $0.9 billion) and $1.4 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2019 - $1.4 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both negative and positive evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The analysis considers all sources of taxable income available to realize the deferred tax asset, mainly the future reversal of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.

At March 31, 2020 the net deferred tax asset of the U.S. operations amounted to $727 million with a valuation allowance of approximately $408 million, for a net deferred tax asset of approximately $319 million. Management evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. mainland operations are evaluated, as a whole, since a consolidated income tax return is filed. During this quarter, two additional pieces of negative evidence arose: further reduction in interest rates combined with a lower expectation of rate increases in the near future and the economic uncertainty around COVID-19 pandemic. This economic disruption was the principal driver of the significant increase in our provision for credit losses during this quarter, although net charge-offs for the quarter were lower and early credit indicators such as NPL inflows were also lower in our U.S. operations. Due to the economic uncertainty, at this time, the additional negative evidence related to the economic disruption is not enough to overcome the positive evidence of recent historical operating performance such as sustained loan growth, the early success of new business initiatives and stable credit metrics, in combination with the length of the expiration of the NOLs. The Corporation believes that this objectively verified positive evidence places the U.S. operations in a good position to continue executing its business plan once the economic environment stabilizes after the current pandemic turmoil. As a result, as of March 31, 2020, management estimates that the U.S. operations would earn enough pre-tax income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the DTA. Management will closely monitor factors like, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. If such factors worsen during future periods, they could constitute sufficient objectively verifiable negative evidence to overcome the positive evidence, that currently exists, and could require additional amounts of valuation allowance to be registered on the DTA. Any increases to the valuation allowance would be reflected as an income tax expense, reducing the Corporation’s earnings.

At March 31, 2020, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $608 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three-year loss position and has sustained profitability for the three-year period ended March 31, 2020. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized as of March 31, 2020.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three-year period ended March 31, 2020. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of negative and positive evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $105 million as of March 31, 2020.

The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition, as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response thereto. To the extent that the COVID-19 pandemic results in the continued closure of businesses and a reduction in economic activity, and interest rates, the Corporation and its subsidiaries will be further impacted in the form of reduced revenues, additional expenses and higher credit losses and could result in further impairment or reduction in the assessment of the realizability of our DTA in our Puerto Rico and U.S. operations.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2020	2019
Balance at January 1	$16.3	$7.2
Additions for tax positions -January through March	-	0.3
Balance at March 31	$16.3	$7.5

At March 31, 2020, the total amount of accrued interest recognized in the statement of financial condition approximated $4.3 million (December 31, 2019 - $3.5 million). The total interest expense recognized at March 31, 2020 was $854 thousand (March 31, 2019 - $149 thousand). Management determined that at March 31, 2020 and December 31, 2019 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $11.2 million at March 31, 2020 (December 31, 2019 - $10.5 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2020, the following years remain subject to examination in the U.S. Federal jurisdiction: 2016 and thereafter; and in the Puerto Rico jurisdiction, 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $2.1 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2020 and March 31, 2019 are listed in the following table:

(In thousands)	March 31, 2020	March 31, 2019
Non-cash activities:
Loans transferred to other real estate	$16,986	$8,628
Loans transferred to other property	14,232	12,072
Total loans transferred to foreclosed assets	31,218	20,700
Loans transferred to other assets	1,681	5,678
Financed sales of other real estate assets	4,619	3,643
Financed sales of other foreclosed assets	10,823	6,435
Total financed sales of foreclosed assets	15,442	10,078
Transfers from loans held-in-portfolio to loans held-for-sale	10,723	-
Transfers from loans held-for-sale to loans held-in-portfolio	-	7,283
Loans securitized into investment securities[1]	84,221	92,067
Trades receivable from brokers and counterparties	5,280	32,043
Trades payable to brokers and counterparties	5,279	7,220
Recognition of mortgage servicing rights on securitizations or asset transfers	1,634	12,084
Loans booked under the GNMA buy-back option	30,211	5,782
Capitalization of lease right of use asset	4,536	155,727
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	March 31, 2020	March 31, 2019
Cash and due from banks	$406,853	$355,720
Restricted cash and due from banks	38,698	20,838
Restricted cash in money market investments	5,771	9,185
Total cash and due from banks, and restricted cash[2]	$451,322	$385,743
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2020, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

• Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.

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

The tables that follow present the results of operations and total assets by reportable segments:

2020
For the quarter ended March 31, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$409,626	$72,689	$3
Provision for credit losses		113,582	75,991	-
Non-interest income		112,142	5,232	(140)
Amortization of intangibles		2,282	167	-
Depreciation expense		12,287	1,953	-
Other operating expenses		300,377	55,194	(137)
Income tax expense (benefit)		15,101	(11,951)	-
Net income (loss)		$78,139	$(43,433)	$-
Segment assets		$42,392,356	$10,107,045	$(23,284)

For the quarter ended March 31, 2020
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$482,318	$(9,223)	$-	$473,095
Provision for credit losses	189,573	158	-	189,731
Non-interest income	117,234	9,461	(52)	126,643
Amortization of intangibles	2,449	24	-	2,473
Depreciation expense	14,240	246	-	14,486
Other operating expenses	355,434	1,037	(822)	355,649
Income tax expense (benefit)	3,150	(322)	269	3,097
Net income (loss)	$34,706	$(905)	$501	$34,302
Segment assets	$52,476,117	$5,241,196	$(4,913,674)	$52,803,639

2019
For the quarter ended March 31, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$407,357	$72,828	$4
Provision for credit losses		31,349	10,371	-
Non-interest income		120,770	5,864	(141)
Amortization of intangibles		2,122	166	-
Depreciation expense		11,939	2,168	-
Other operating expenses		280,698	48,609	(136)
Income tax expense		45,376	5,215	-
Net income		$156,643	$12,163	$(1)
Segment assets		$38,896,514	$9,585,380	$(113,126)

For the quarter ended March 31, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$480,189	$(9,226)	$-	$470,963
Provision for credit losses	41,720	105	-	41,825
Non-interest income	126,493	10,061	(124)	136,430
Amortization of intangibles	2,288	24	-	2,312
Depreciation expense	14,107	188	-	14,295
Other operating expenses	329,171	2,358	(716)	330,813
Income tax expense (benefit)	50,591	(586)	218	50,223
Net income (loss)	$168,805	$(1,254)	$374	$167,925
Segment assets	$48,368,768	$5,021,367	$(4,709,528)	$48,680,607

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2020
For the quarter ended March 31, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$161,534	$243,056	$5,036	$-	$409,626
Provision for credit losses	10,313	103,269	-	-	113,582
Non-interest income	24,712	63,984	23,740	(294)	112,142
Amortization of intangibles	48	1,310	924	-	2,282
Depreciation expense	5,150	6,978	159	-	12,287
Other operating expenses	74,875	202,042	23,769	(309)	300,377
Income tax expense (benefit)	25,616	(12,952)	2,437	-	15,101
Net income	$70,244	$6,393	$1,487	$15	$78,139
Segment assets	$33,212,687	$24,388,065	$3,080,386	$(18,288,782)	$42,392,356

2019
For the quarter ended March 31, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$151,460	$254,668	$1,318	$(89)	$407,357
Provision (reversal) for credit losses	(1,992)	33,341	-	-	31,349
Non-interest income	23,589	75,404	22,534	(757)	120,770
Amortization of intangibles	49	1,072	1,001	-	2,122
Depreciation expense	4,654	7,127	158	-	11,939
Other operating expenses	72,929	192,670	15,827	(728)	280,698
Income tax expense	31,194	11,743	2,439	-	45,376
Net income	$68,215	$84,119	$4,427	$(118)	$156,643
Segment assets	$29,478,917	$23,039,995	$327,487	$(13,949,885)	$38,896,514

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the quarter ended March 31, 2020, the BPPR segment generated approximately $15.1 million (2019 - $12.8 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $11.6 million in revenues (2019 - $11.9 million) from its operations in the U.S. and British Virgin Islands. At March 31, 2020, total assets for the BPPR segment related to its operations in the United States amounted to $582 million (2019 - $550 million) and total deposits amounted to $43 million (2019 - $70 million).

Geographic Information
	Quarter ended
(In thousands)	March 31, 2020	March 31, 2019
Revenues:[1]
Puerto Rico	$489,636	$500,138
United States	91,679	89,856
Other	18,423	17,399
Total consolidated revenues	$599,738	$607,393
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net (loss) gain, including impairment, on equity securities, net profit on trading account debt securities, net gain on sale of loans, including valuation adjustments on loans held-for-sale, indemnity reserves on loans sold and other operating income.

Selected Balance Sheet Information:
(In thousands)	March 31, 2020	December 31, 2019
Puerto Rico
Total assets	$41,233,363	$40,544,255
Loans	19,039,704	18,989,286
Deposits	35,768,869	34,664,243
United States
Total assets	$10,686,885	$10,693,536
Loans	8,054,521	7,819,187
Deposits	7,589,707	7,664,792
Other
Total assets	$883,391	$877,533
Loans	655,902	657,603
Deposits[1]	1,438,600	1,429,571
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2020 and December 31, 2019, and the results of their operations and cash flows for periods ended March 31, 2020 and 2019.

PNA is an operating, 100% owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees, joint and severally, all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2020
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$76,617	$-	$445,553	$(76,619)	$445,551
Money market investments	211,343	13,099	5,941,374	(224,100)	5,941,716
Trading account debt securities, at fair value	-	-	42,545	-	42,545
Debt securities available-for-sale, at fair value	-	-	15,813,301	-	15,813,301
Debt securities held -to maturity, at amortized cost	8,726	2,835	83,702	-	95,263
Less - Allowance for credit losses	-	-	13,390	-	13,390
Debt securities held-to-maturity, net	8,726	2,835	70,312	-	81,873
Equity securities	11,284	20	151,873	(119)	163,058
Investment in subsidiaries	5,880,938	1,746,263	-	(7,627,201)	-
Loans held-for-sale, at lower of cost or fair value	-	-	87,855	-	87,855
Loans held-in-portfolio	31,888	-	27,809,997	5,955	27,847,840
Less - Unearned income	-	-	185,568	-	185,568
Allowance for credit losses	374	-	919,342	-	919,716
Total loans held-in-portfolio, net	31,514	-	26,705,087	5,955	26,742,556
Premises and equipment, net	4,371	-	547,636	-	552,007
Other real estate	146	-	123,776	-	123,922
Accrued income receivable	272	12	175,873	(79)	176,078
Mortgage servicing assets, at fair value	-	-	147,311	-	147,311
Other assets	95,083	21,614	1,691,922	(20,182)	1,788,437
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,439	-	19,868	-	26,307
Total assets	$6,326,733	$1,783,843	$52,635,409	$(7,942,346)	$52,803,639
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,473,068	$(76,619)	$9,396,449
Interest bearing	-	-	35,624,827	(224,100)	35,400,727
Total deposits	-	-	45,097,895	(300,719)	44,797,176
Assets sold under agreements to repurchase	-	-	178,766	-	178,766
Other short-term borrowings	-	-	100,000	-	100,000
Notes payable	586,435	94,097	377,599	-	1,058,131
Other liabilities	70,844	1,651	948,224	(20,758)	999,961
Total liabilities	657,279	95,748	46,702,484	(321,477)	47,134,034
Stockholders' equity:
Preferred stock	22,143	-	-	-	22,143
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,357,512	4,173,039	5,847,100	(10,011,351)	4,366,300
Retained earnings (accumulated deficit)	1,948,697	(2,516,370)	(189,242)	2,697,085	1,940,170
Treasury stock, at cost	(870,565)	-	-	(110)	(870,675)
Accumulated other comprehensive income, net of tax	210,623	31,424	218,760	(250,184)	210,623
Total stockholders' equity	5,669,454	1,688,095	5,932,925	(7,620,869)	5,669,605
Total liabilities and stockholders' equity	$6,326,733	$1,783,843	$52,635,409	$(7,942,346)	$52,803,639

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$55,956	$-	$388,363	$(56,008)	$388,311
Money market investments	221,598	16,029	3,261,688	(237,029)	3,262,286
Trading account debt securities, at fair value	-	-	40,321	-	40,321
Debt securities available-for-sale, at fair value	-	-	17,648,473	-	17,648,473
Debt securities held-to-maturity, at amortized cost	8,726	2,835	86,101	-	97,662
Equity securities	10,744	20	149,322	(199)	159,887
Investment in subsidiaries	6,243,065	1,806,583	-	(8,049,648)	-
Loans held-for-sale, at lower of cost or fair value	-	-	59,203	-	59,203
Loans held-in-portfolio	32,027	-	27,549,874	5,955	27,587,856
Less - Unearned income	-	-	180,983	-	180,983
Allowance for loan losses	410	-	477,298	-	477,708
Total loans held-in-portfolio, net	31,617	-	26,891,593	5,955	26,929,165
Premises and equipment, net	3,893	-	552,757	-	556,650
Other real estate	146	-	121,926	-	122,072
Accrued income receivable	382	108	180,630	(249)	180,871
Mortgage servicing assets, at fair value	-	-	150,906	-	150,906
Other assets	93,835	21,324	1,722,839	(18,383)	1,819,615
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,463	-	22,317	-	28,780
Total assets	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,216,181	$(56,008)	$9,160,173
Interest bearing	-	-	34,835,462	(237,029)	34,598,433
Total deposits	-	-	44,051,643	(293,037)	43,758,606
Assets sold under agreements to repurchase	-	-	193,378	-	193,378
Notes payable	586,119	94,090	421,399	-	1,101,608
Other liabilities	73,596	3,200	986,865	(18,708)	1,044,953
Total liabilities	659,715	97,290	45,653,285	(311,745)	46,098,545
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,438,706	4,173,169	5,847,389	(10,011,852)	4,447,412
Retained earnings (accumulated deficit)	2,156,442	(2,425,429)	555,398	1,861,504	2,147,915
Treasury stock, at cost	(459,704)	-	-	(110)	(459,814)
Accumulated other comprehensive (loss) income, net of tax	(169,938)	1,867	(164,817)	162,950	(169,938)
Total stockholders' equity	6,016,710	1,749,609	6,294,277	(8,043,817)	6,016,779
Total liabilities and stockholders' equity	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2020
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$580,000	$-	$-	$(580,000)	$-
Loans	562	-	449,884	-	450,446
Money market investments	1,151	45	12,001	(1,197)	12,000
Investment securities	158	47	87,707	-	87,912
Total interest and dividend income	581,871	92	549,592	(581,197)	550,358
Interest expense:
Deposits	-	-	63,298	(1,197)	62,101
Short-term borrowings	-	-	1,048	-	1,048
Long-term debt	9,632	1,557	2,925	-	14,114
Total interest expense	9,632	1,557	67,271	(1,197)	77,263
Net interest income (expense)	572,239	(1,465)	482,321	(580,000)	473,095
Provision for credit losses - loan portfolios	158	-	188,837	-	188,995
Provision for credit losses - investment securities	-	-	736	-	736
Net interest income (expense) after provision for credit losses	572,081	(1,465)	292,748	(580,000)	283,364
Service charges on deposit accounts	-	-	41,659	-	41,659
Other service fees	-	-	64,899	(126)	64,773
Mortgage banking activities	-	-	6,420	-	6,420
Net loss, including impairment on equity securities	(1,543)	-	(1,266)	81	(2,728)
Net profit on trading account debt securities	-	-	491	-	491
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	957	-	957
Indemnity reserves on loans sold expense	-	-	(4,793)	-	(4,793)
Other operating income (expense)	4,169	-	15,701	(6)	19,864
Total non-interest income	2,626	-	124,068	(51)	126,643
Operating expenses:
Personnel costs	18,273	-	128,558	-	146,831
Net occupancy expenses	1,053	-	24,105	-	25,158
Equipment expenses	873	1	20,731	-	21,605
Other taxes	62	1	13,618	-	13,681
Professional fees	6,466	30	94,701	(126)	101,071
Communications	127	-	5,827	-	5,954
Business promotion	816	-	13,381	-	14,197
FDIC deposit insurance	-	-	5,080	-	5,080
Other real estate owned (OREO) expenses	-	-	2,479	-	2,479
Other operating expenses	(26,583)	13	61,346	(697)	34,079
Amortization of intangibles	24	-	2,449	-	2,473
Total operating expenses	1,111	45	372,275	(823)	372,608
Income (loss) before income tax and equity in (losses) earnings of subsidiaries	573,596	(1,510)	44,541	(579,228)	37,399
Income tax (benefit) expense	-	(317)	3,145	269	3,097

Income (loss) before equity in losses of subsidiaries	573,596	(1,193)	41,396	(579,497)	34,302
Equity in undistributed losses of subsidiaries	(539,294)	(43,452)	-	582,746	-
Net income (loss)	$34,302	$(44,645)	$41,396	$3,249	$34,302
Comprehensive income (loss), net of tax	$414,863	$(15,088)	$424,973	$(409,885)	$414,863

Condensed Consolidating Statement of Operations (Unaudited)

		Quarter ended March 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$202,300	$-	$-	$(202,300)	$-
Loans	588	-	447,125	-	447,713
Money market investments	1,122	51	29,220	(1,173)	29,220
Investment securities	154	46	80,836	-	81,036
Total interest and dividend income	204,164	97	557,181	(203,473)	557,969
Interest expense:
Deposits	-	-	71,999	(1,173)	70,826
Short-term borrowings	-	-	1,600	-	1,600
Long-term debt	9,632	1,557	3,391	-	14,580
Total interest expense	9,632	1,557	76,990	(1,173)	87,006
Net interest income (expense)	194,532	(1,460)	480,191	(202,300)	470,963
Provision for credit losses - loan portfolios	106	-	41,719	-	41,825
Net interest income (expense) after provision for credit losses	194,426	(1,460)	438,472	(202,300)	429,138
Service charges on deposit accounts	-	-	38,691	-	38,691
Other service fees	1	-	64,406	(100)	64,307
Mortgage banking activities	-	-	9,926	-	9,926
Net gain, including impairment on equity securities	587	-	859	(13)	1,433
Net profit on trading account debt securities	-	-	260	-	260
Adjustments (expense) to indemnity reserves on loans sold	-	-	(93)	-	(93)
Other operating income (expense)	5,169	(1,267)	18,015	(11)	21,906
Total non-interest income (expense)	5,757	(1,267)	132,064	(124)	136,430
Operating expenses:
Personnel costs	18,327	-	124,790	-	143,117
Net occupancy expenses	1,047	-	22,535	(45)	23,537
Equipment expenses	672	1	19,032	-	19,705
Other taxes	62	-	11,600	-	11,662
Professional fees	2,689	27	84,850	(100)	87,466
Communications	114	-	5,735	-	5,849
Business promotion	782	-	13,892	-	14,674
FDIC deposit insurance	-	-	4,806	-	4,806
Other real estate owned (OREO) expenses	-	-	2,677	-	2,677
Other operating expenses	(21,339)	13	53,512	(571)	31,615
Amortization of intangibles	24	-	2,288	-	2,312
Total operating expenses	2,378	41	345,717	(716)	347,420
Income (loss) before income tax and equity in (losses) earnings of subsidiaries	197,805	(2,768)	224,819	(201,708)	218,148
Income tax (benefit) expense	-	(581)	50,586	218	50,223

Income (loss) before equity in (losses) earnings of subsidiaries	197,805	(2,187)	174,233	(201,926)	167,925
Equity in undistributed (losses) earnings of subsidiaries	(29,880)	12,145	-	17,735	-
Net income	$167,925	$9,958	$174,233	$(184,191)	$167,925
Comprehensive income, net of tax	$271,920	$28,018	$278,854	$(306,872)	$271,920

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2020
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income (loss)	$34,302	$(44,645)	$41,396	$3,249	$34,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	539,294	43,452	-	(582,746)	-
Provision for credit losses	158	-	189,573	-	189,731
Amortization of intangibles	24	-	2,449	-	2,473
Depreciation and amortization of premises and equipment	247	-	14,239	-	14,486
Net accretion of discounts and amortization of premiums and deferred fees	308	7	(27,584)	-	(27,269)
Share-based compensation	4,200	-	1,131	-	5,331
Fair value adjustments on mortgage servicing rights	-	-	5,229	-	5,229
Indemnity reserves on loans sold expense	-	-	4,793	-	4,793
Earnings from investments under the equity method, net of dividends or distributions	(3,586)	-	(6,130)	-	(9,716)
Deferred income tax benefit	-	(317)	(23,104)	269	(23,152)
(Gain) loss on:
Disposition of premises and equipment and other productive assets	-	-	(1,369)	-	(1,369)
Proceeds from insurance claims	-	-	(366)	-	(366)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(4,944)	-	(4,944)
Sale of foreclosed assets, including write-downs	-	-	(4,850)	-	(4,850)
Acquisitions of loans held-for-sale	-	-	(51,163)	-	(51,163)
Proceeds from sale of loans held-for-sale	-	-	12,135	-	12,135
Net originations on loans held-for-sale	-	-	(58,166)	-	(58,166)
Net decrease (increase) in:
Trading debt securities	-	-	117,276	-	117,276
Equity securities	(540)	-	267	-	(273)
Accrued income receivable	110	95	4,759	(170)	4,794
Other assets	2,437	27	51,653	1,527	55,644
Net (decrease) increase in:
Interest payable	(4,594)	(1,550)	(3,514)	170	(9,488)
Pension and other postretirement benefits obligations	-	-	3,276	-	3,276
Other liabilities	(5,974)	1	(57,543)	(2,219)	(65,735)
Total adjustments	532,084	41,715	168,047	(583,169)	158,677
Net cash provided by (used in) operating activities	566,386	(2,930)	209,443	(579,920)	192,979
Cash flows from investing activities:
Net decrease (increase) in money market investments	10,000	2,930	(2,679,671)	(12,930)	(2,679,671)
Purchases of investment securities:
Available-for-sale	-	-	(1,550,746)	-	(1,550,746)
Equity	-	-	(15,140)	(79)	(15,219)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	3,838,754	-	3,838,754
Held-to-maturity	-	-	2,877	-	2,877
Proceeds from sale of investment securities:
Equity	-	-	12,321	-	12,321
Net repayments (disbursements) on loans	147	-	(192,986)	-	(192,839)
Proceeds from sale of loans	-	-	1,884	-	1,884
Acquisition of loan portfolios	-	-	(96,153)	-	(96,153)
Return of capital from equity method investments	-	-	131	-	131
Payments to acquire equity method investments	-	-	(440)	-	(440)
Acquisition of premises and equipment	(901)	-	(14,232)	-	(15,133)
Proceeds from insurance claims	-	-	366	-	366

Proceeds from sale of:
Premises and equipment and other productive assets	12	-	6,647	-	6,659
Foreclosed assets	-	-	19,413	-	19,413
Net cash provided by (used in) investing activities	9,258	2,930	(666,975)	(13,009)	(667,796)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	1,055,023	(7,682)	1,047,341
Assets sold under agreements to repurchase	-	-	(14,612)	-	(14,612)
Other short-term borrowings	-	-	100,000	-	100,000
Payments of notes payable	-	-	(43,800)	-	(43,800)
Principal payments of finance leases	-	-	(538)	-	(538)
Proceeds from issuance of common stock	3,969	-	-	-	3,969
Payments for repurchase of reedemable preferred stock	(28,017)	-	-	-	(28,017)
Dividends paid to parent company	-	-	(580,000)	580,000	-
Dividends paid	(29,726)	-	-	-	(29,726)
Net payments for repurchase of common stock	(500,183)	-	(39)	-	(500,222)
Payments related to tax withholding for share-based compensation	(1,281)	-	(1,298)	-	(2,579)
Net cash (used in) provided by financing activities	(555,238)	-	514,736	572,318	531,816
Net decrease in cash and due from banks, and restricted cash	20,406	-	57,204	(20,611)	56,999
Cash and due from banks, and restricted cash at beginning of period	56,554	-	393,777	(56,008)	394,323
Cash and due from banks, and restricted cash at end of period	$76,960	$-	$450,981	$(76,619)	$451,322

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$167,925	$9,958	$174,233	$(184,191)	$167,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	29,880	(12,145)	-	(17,735)	-
Provision for loan losses	106	-	41,719	-	41,825
Amortization of intangibles	24	-	2,288	-	2,312
Depreciation and amortization of premises and equipment	188	-	14,107	-	14,295
Net accretion of discounts and amortization of premiums and deferred fees	316	7	(39,136)	-	(38,813)
Share-based compensation	5,369	-	1,561	-	6,930
Fair value adjustments on mortgage servicing rights	-	-	3,825	-	3,825
Adjustments to indemnity reserves on loans sold	-	-	93	-	93
Earnings from investments under the equity method, net of dividends or distributions	(4,587)	1,267	(5,707)	-	(9,027)
Deferred income tax (benefit) expense	-	(581)	46,159	218	45,796
Loss (gain) on:
Disposition of premises and equipment and other productive assets	40	-	(2,305)	-	(2,265)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(4,058)	-	(4,058)
Sale of foreclosed assets, including write-downs	-	-	(3,772)	-	(3,772)
Acquisitions of loans held-for-sale	-	-	(44,748)	-	(44,748)
Proceeds from sale of loans held-for-sale	-	-	13,802	-	13,802
Net originations on loans held-for-sale	-	-	(53,231)	-	(53,231)
Net decrease (increase) in:
Trading debt securities	-	-	105,838	-	105,838
Equity securities	(2,374)	-	(1,988)	-	(4,362)
Accrued income receivable	(99)	97	3,326	(100)	3,224
Other assets	(1,337)	26	24,028	5,992	28,709
Net (decrease) increase in:
Interest payable	(4,594)	(1,551)	(870)	100	(6,915)
Pension and other postretirement benefits obligations	-	-	5,297	-	5,297
Other liabilities	(9,019)	(98)	(84,870)	(6,598)	(100,585)
Total adjustments	13,913	(12,978)	21,358	(18,123)	4,170
Net cash provided by (used in) operating activities	181,838	(3,020)	195,591	(202,314)	172,095
Cash flows from investing activities:
Net decrease (increase) in money market investments	45,000	3,020	(643,117)	(48,020)	(643,117)
Purchases of investment securities:
Available-for-sale	-	-	(3,123,508)	-	(3,123,508)
Equity	-	-	(1,297)	58	(1,239)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	3,006,779	-	3,006,779
Held-to-maturity	-	-	2,587	-	2,587
Proceeds from sale of investment securities:
Equity	-	-	2,679	-	2,679
Net repayments (disbursements) on loans	252	-	(79,221)	-	(78,969)
Proceeds from sale of loans	-	-	7,806	-	7,806
Acquisition of loan portfolios	-	-	(129,875)	-	(129,875)
Return of capital from equity method investments	-	-	1,371	-	1,371

Acquisition of premises and equipment	(231)	-	(19,207)	-	(19,438)
Proceeds from sale of:
Premises and equipment and other productive assets	3	-	5,972	-	5,975
Foreclosed assets	-	-	26,119	-	26,119
Net cash provided by (used in) investing activities	45,024	3,020	(942,912)	(47,962)	(942,830)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	1,073,526	96,180	1,169,706
Assets sold under agreements to repurchase	-	-	(80,659)	-	(80,659)
Other short-term borrowings	-	-	1	-	1
Payments of notes payable	-	-	(59,526)	-	(59,526)
Principal payments of finance leases	-	-	(439)	-	(439)
Proceeds from issuance of common stock	3,981	-	(1,005)	-	2,976
Dividends paid to parent company	-	-	(202,300)	202,300	-
Dividends paid	(25,713)	-	-	-	(25,713)
Net payments for repurchase of common stock	(250,271)	-	2	(45)	(250,314)
Payments related to tax withholding for share-based compensation	(2,805)	-	-	-	(2,805)
Net cash (used in) provided by financing activities	(274,808)	-	729,600	298,435	753,227
Net decrease in cash and due from banks, and restricted cash	(47,946)	-	(17,721)	48,159	(17,508)
Cash and due from banks, and restricted cash at beginning of period	68,278	-	402,995	(68,022)	403,251
Cash and due from banks, and restricted cash at end of period	$20,332	$-	$385,274	$(19,863)	$385,743

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

The Corporation has several investments which it accounts for under the equity method. As of March 31, 2020, the Corporation had a 16.22% interest in EVERTEC, Inc., whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended March 31, 2020, the Corporation recorded $4.4 million in earnings from its investment in EVERTEC, which had a carrying amount of $74 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2020, the Corporation recorded $6.8 million in earnings from its investment in BHD León, which had a carrying amount of $158 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Impact of the adoption of the current expected credit loss model (“CECL”)

The Corporation adopted the new CECL accounting standard effective on January 1, 2020, as discussed in Note 3- “New Accounting Pronouncements”. As a result of the adoption of the CECL model, the Corporation recorded a net increase in its allowance for credit losses related to its loan portfolio, unfunded commitments and credit recourse guarantees amounting to $306 million. The Corporation also recognized an allowance for credit losses of approximately $13 million related to its held-to-maturity debt securities portfolio. The adjustments to reflect the increase in the allowance for credit losses was recorded as a decrease to the opening balance of retained earnings at January 1, 2020, net of deferred tax asset, except for approximately $17 million related to purchased credit impaired (“PCI”) loans previously accounted under ASC Subtopic 310-30, which resulted in a reclassification between certain contra loan balance accounts to the allowance for credit losses.

As part of the adoption of CECL, the Corporation made the election to break the existing pools of PCI loans, which were excluded from non-performing status, in accordance with the applicable accounting guidance. Upon being measured at the individual loan level, these loans are no longer excluded from non-performing status, resulting in an increase of $278 million in NPLs as of January 1, 2020. This increase included $144 million in loans currently over 90 days past due and $134 million in loans that are not delinquent in their payment terms but that are reported as non-performing due to other credit quality considerations.

The Corporation will avail itself of the option to phase in over a period of three years, beginning on January 1, 2022, the day-one effects on regulatory capital arising from the adoption of CECL. Refer to the Regulatory Capital section of this MD&A for additional information on regulatory capital.

Coronavirus (COVID-19) pandemic

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since spread globally to other countries and jurisdictions, including the mainland United States and Puerto Rico. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. The COVID-19 pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, significantly increased unemployment levels worldwide and decreased consumer confidence and commercial activity generally, including in the markets in which we do business, leading to an increased risk of delinquencies, defaults and foreclosures.

In Puerto Rico, our primary market, the Governor issued executive orders in March 2020 that declared a state of emergency as a result of the pandemic and ordered the closure of all businesses, with the exception of businesses that provide essential services, including banking and financial institutions such as Banco Popular de Puerto Rico (“BPPR”). Furthermore, the Puerto Rico government has mandated its citizens to remain sheltered in place and imposed a mandatory curfew, significantly limiting the activities that may be done in public. Certain of the restrictions were eased effective on May 4, 2020, and the government announced that, if the island continues to exhibit progress with respect to the containment of the pandemic, it expects to implement additional changes to gradually allow for the opening of additional businesses and industries in the upcoming weeks. However, significant restrictions on non-essential business activities remain and many businesses, including retail establishments and certain of the Corporation’s lines of business, remain closed or are operating partially.

The government of the USVI and state governments in the U.S. mainland, including New York, New Jersey and Florida, where Popular Bank (“Popular U.S.” or “PB”) has branches, have also declared states of emergency as a result of the pandemic, ordered the temporary closure of all non-essential businesses and its citizens to remain sheltered in place and observe social distancing, causing a similar significant economic disruption.

The COVID-19 pandemic has significantly disrupted our operations and already negatively impacted our business, financial condition and operations. In response to the pandemic, the Corporation has taken measures to ensure the continuity of our operations and the safety of our employees and customers through this pandemic, while providing financial relief to customers through programs such as payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges, including late-payment charges and ATM transaction fees.

The following is a summary of the main steps the Corporation has undertaken in response to the COVID-19 outbreak.

Employees

• Broadened remote working capabilities through the use of technology

• Executed actions to support employees working in our offices, including sanitation measures, social distance, staggered shifts and the distribution of masks and gloves

• Provided special compensation incentives to front-line employees (in our branches and call centers)

• Expanded health insurance benefits, including free COVID-19 tests and the availability of telephone consultations to employees and covered family members.

Customers

• Published dedicated phoneline and online tool to request financial assistance for customers impacted by COVID-19

• Offered payment moratoriums for eligible customers in mortgage, consumer loans, credit cards, auto loans and leases and certain commercial credit facilities, subject to certain terms and conditions

• Suspended residential property foreclosures and evictions, as well as most other collection activity

• Waived ATM fees and early withdrawal penalties on certificates of deposits

• Offered expedited lines of credit of up to $100,000 for BPPR commercial clients with favorable terms

• Mobilized to offer Small Business Administration loans under the Paycheck Protection Program (“PPP”) to affected businesses; as of May 8, 2020 submitted and received approval of more than $1.2 billion of PPP loans.

Branch Operations

• PR and USVI - Branches are operating under a reduced schedule and are rotating personnel to reduce their health exposure. In PR approximately 75% of BPPR’s branches are in operation, many primarily by drive-thru. In USVI, approximately 90% of BPPR’s branches are in operation.

• Mainland U.S. operations - Nearly all of PB’s branches are operating, with some on daily alternating schedules.

Community

• Established a fund with an initial contribution of $1 million to support efforts in three primary areas: a) medical equipment and healthcare projects that combat COVID-19; b) entrepreneurs, small and medium businesses, providing financial advice and business continuity support; and c) non-profit organizations to ensure the continuity of their services.

Notwithstanding the foregoing actions, the COVID-19 outbreak could still greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel; further limited access to or closures of our branch facilities and other physical offices; operational, technical or security-related risks arising from a remote work-force; and government or regulatory agency orders, among other things. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us. As a result, we are currently unable to fully assess or predict the extent of the effects of COVID-19 on our operations, as well as the operations of our clients, customers, service providers and suppliers, as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.

The results for the first quarter of 2020 reflect the impact during the month of March 2020 of the business disruption and relief measures described above. The provision for credit losses for the three months ended March 31, 2020 for the loans and investments portfolios, under the CECL methodology, was $189.7 million, including $134 million in incremental reserves due to the expected economic impact of COVID-19. The Corporation’s revenue streams were impacted in the form of reduced consumer transaction activity, the waiver of certain late fees and service charges, including ATM transaction fees, as well as the suspension in mortgage origination and related securitization and loan sale activities. These impacted revenue captions resulted in a decrease in income of approximately $6.8 million when compared to the previous quarter, reflecting the impact of the COVID-19 disruptions, mainly over the last two weeks of March. Furthermore, the Corporation has incurred additional expenses related to front-line employee bonuses, the enabling of remote access for employees to work from home, the expansion of employee benefits, as well as the impact of specific measures to prevent the spread of the disease and efforts related to customer relief programs, among other related expenses.

The continued impact of the COVID-19 pandemic on our business, results of operations and financial condition (including our regulatory capital and liquidity ratios), will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. The COVID-19 pandemic’s impact on our business, financial condition, liquidity, results of operations and capital position may also affect the ability of the Corporation to continue paying dividends to its shareholders or repurchase shares of the Corporation’s common stock, as well as the value of the Corporation’s goodwill and its deferred tax assets. Refer to Part II, Item 1A - Risk Factors, of this Form 10-Q for additional information

Common Stock Repurchase Plan

On January 30, 2020, the Corporation entered into an accelerated share repurchase transaction (“ASR”) of $500 million with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial 7,055,919 shares under the ASR, the Corporation recognized in shareholders’ equity approximately $400 million in treasury stock and $100 million as a reduction of capital surplus. The ASR provided that the final number of shares delivered at settlement would be based on the average daily volume weighted average price (“VWAP”) of the Corporation’s common stock, net of a discount, during the term of the ASR.

As a result of the recent decrease in the trading price of the Corporation’s common stock during the COVID-19 pandemic, on March 19, 2020, the dealer counterparty to the ASR exercised its right under the ASR Agreement to terminate the ASR as a result of the trading price of the Corporation’s common stock falling below a specified level, allowing the dealer counterparty to terminate the ASR. The agreement executed in connection with such termination (the “Termination Agreement”) provides for the acceleration of the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020.

Under the settlement resulting from the Termination Agreement, the Corporation will receive a further number of shares of common stock, equivalent to approximately $167 million. As of March 31, 2020, the Corporation had received 642,400 additional shares after the early termination of the ASR. In connection with such receipt, the Corporation recorded approximately $23 million as treasury stock and recognized that amount as an increase in capital surplus.

Increase in common stock dividends

On January 9, 2020, the Corporation announced an increase in its quarterly common stock dividend from $0.30 per share to $0.40 per share, payable commencing in the second quarter of 2020, subject to the approval of the Corporation’s Board of Directors. On February 28, 2020, the Corporation’s Board of Directors approved the first quarterly cash dividend of $0.40 per share on its outstanding common stock, which was paid on April 1, 2020 to shareholders of record at the close of business on March 19, 2020.

Redemption of Series B Preferred Stock

On February 24, 2020, the Corporation redeemed all outstanding shares of its 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (“Series B Preferred Stock”). The Series B Preferred Stock was redeemed at the redemption price of $25.00 per share, plus $0.1375 in accrued and unpaid dividends on each share, for a total payment per share in the amount of $25.1375 and a total aggregate payment of $28.2 million.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2020 and 2019.

Table 1 - Financial highlights

Financial Condition Highlights	Ending Balances at			Average for the Quarter Ended
(In thousands)	March 31, 2020	December 31, 2019	Variance	March 31, 2020	March 31, 2019	Variance
Money market investments	$5,941,716	$3,262,286	$2,679,430	$4,024,477	$4,872,326	$(847,849)
Investment securities	16,114,167	17,946,343	(1,832,176)	16,707,338	13,900,754	2,806,584
Loans	27,750,127	27,466,076	284,051	27,404,841	26,491,458	913,383
Earning assets	49,806,011	48,674,705	1,131,306	48,149,448	45,264,538	2,884,910
Total assets	52,803,639	52,115,324	688,315	51,354,494	48,626,532	2,727,962
Deposits	44,797,176	43,758,606	1,038,570	43,650,084	40,526,505	3,123,579
Borrowings	1,357,426	1,294,986	62,440	1,326,784	1,468,826	(142,042)
Stockholders’ equity	5,669,605	6,016,779	(347,174)	5,481,179	5,614,778	(133,599)

Operating Highlights				First Quarter
(In thousands, except per share information)				2020	2019	Variance
Net interest income				$473,095	$470,963	$2,132
Provision for credit losses - loan portfolios				188,995	41,825	147,170
Provision for credit losses - investment securities				736	-	736
Non-interest income				126,643	136,430	(9,787)
Operating expenses				372,608	347,420	25,188
Income before income tax				37,399	218,148	(180,749)
Income tax expense				3,097	50,223	(47,126)
Net income				$34,302	$167,925	$(133,623)
Net income applicable to common stock				$33,632	$166,994	$(133,362)
Net income per common share - basic				$0.37	$1.69	$(1.32)
Net income per common share - diluted				$0.37	$1.69	$(1.32)
Dividends declared per common share				$0.40	$0.30	$0.10

				First Quarter
Selected Statistical Information				2020	2019
Common Stock Data
End market price				$35.00	$52.13
Book value per common share at period end				64.08	55.78
Profitability Ratios
Return on assets				0.27%	1.40%
Return on common equity				2.50	12.17
Net interest spread				3.73	3.91
Net interest spread (taxable equivalent) - Non-GAAP				4.13	4.26
Net interest margin				3.94	4.20
Net interest margin (taxable equivalent) - Non-GAAP				4.34	4.56
Capitalization Ratios
Average equity to average assets				10.67%	11.55%
Common equity Tier 1 capital				15.79	16.39
Tier I capital				15.79	16.39
Total capital				18.36	19.00
Tier 1 leverage				8.94	9.57

Net interest income on a taxable equivalent basis – Non-GAAP Financial Measure

The Corporation’s interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and/or its agencies and municipalities and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by Puerto Rico tax law. Thereunder, the exempt interest can be deducted up to the amount of taxable income.

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Table 2, along with the reconciliation to net interest income (GAAP), for the quarters ended March 31, 2020 as compared with the same period in 2019, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended March 31, 2020

• As previously described, the results for the first quarter of 2020 reflect the impact during the month of March 2020 of the business disruption and relief measures related to the COVID-19 pandemic described above, and the adoption of the new CECL accounting standard effective on January 1, 2020. For the quarter ended March 31, 2020, the Corporation recorded net income of $ 34.3 million, compared to net income of $ 167.9 million for the same quarter of the previous year. The results for the first quarter of 2020 reflect higher net interest income by $2.1 million mainly due to higher volume of debt securities, higher income from the loans portfolio and lower interest expense from deposits, partially offset by lower interest income from money market investments. The provision for credit losses increased by $147.9 million, calculated under the new CECL accounting standard, included an additional reserve amounting to $134 million resulting from the deterioration in the economic outlook as a result of the COVID-19 pandemic. Non-interest income was lower by $9.8 million mostly due higher adjustments for reserves for loans previously sold with credit recourse, fair value adjustments on mortgage servicing rights and unrealized losses on equity securities. Operating expenses were higher by $25.2 million mainly due to higher professional fees and personnel costs, among other operating expenses.

• Total assets at March 31, 2020 amounted to $52.8 billion, compared to $52.1 billion, at December 31, 2019. The increase of $0.7 billion was mainly due to higher money market investments and loan balances, partially offset by lower investments in debt securities available-for-sale.

• Total deposits at March 31, 2020 increased by $1.0 billion when compared to deposits at December 31, 2019, mainly due to an increase in time deposits from trust account and savings accounts, partially offset by a decrease in Puerto Rico public sector deposits at BPPR.

• Capital ratios continued to be strong. As of March 31, 2020, the Corporation’s common equity tier 1 capital ratio was 15.79%, while the total capital ratio was 18.36%. Refer to Table 7 for capital ratios.

Due to the effects of the current and projected interest rate environment and the effects of the COVID-19 pandemic on the valuation of the Corporation and its subsidiaries, the Corporation deemed these factors as a triggering event which required management to perform an interim goodwill impairment test. Based on the analysis performed, no impairment was recognized. Refer to Note- 14 “Goodwill and Other Intangible Assets” for additional information of the Corporation’s interim goodwill impairment test.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2019 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider. Also, refer to Part II, Item 1A - Risk Factors, of this Form 10-Q for additional information.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Credit Losses; (iii) Loans Acquired with Deteriorated Credit Quality; (iv) Income Taxes; (v) Goodwill; and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2019 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2019 Form 10-K for a summary of the Corporation’s significant accounting policies, including those related to business combinations, and to Note 4 to the Consolidated Financial Statements included in this Form 10Q for information on recently adopted accounting standard updates.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $473.1 million for the first quarter of 2020, an increase of $2.1 million when compared to $471.0 million for the same quarter of 2019. Taxable equivalent net interest income was $521.4 million for the first quarter of 2020, an increase of $10.9 million when compared to $510.5 million in the same quarter of 2019. The increase of $8.8 million in the taxable equivalent adjustment is directly related to a higher volume of tax-exempt investments in BPPR.

Net interest margin for the first quarter of 2020 was 3.94%, a decrease of 26 basis points when compared to 4.20% for the same quarter of the previous year. Net interest margin, on a taxable equivalent basis, for the first quarter of 2020 was 4.34%, a decrease of 22 basis points when compared to 4.56% for the same quarter of 2019. The detailed variances of the decrease in net interest income are described below:

Positive variances:

• Higher interest income from investment securities due to a higher volume of U.S. Treasury securities and agencies related to recent purchases to deploy liquidity and the benefit from the Puerto Rico tax exemption of these assets.

• Higher interest income from loans:

o Commercial loans, driven by higher volume of loans mainly in the U.S. portfolio partially offset by lower market rates as described above;

o Lease portfolio due to improved origination activity at Popular Auto;

o Consumer loans, driven by the acquisition of a $74 million credit card portfolio at the end of 2019 and higher volume of consumer loans originated through the Eloan channel.

o Partially offset by lower income from mortgage loans mostly associated to the run-off of the portfolio and lower service fees related to the condonation of late payment fees as part of the financial assistance to customers on the COVID-19 pandemic.

• Lower interest expense on deposits mainly due to lower deposit costs mostly on the P.R. government deposits partially offset by higher volume in P.R. by $2.5 billion and in the U.S. by $0.5 billion.

Negative variances:

• Lower interest income from money market investments due to lower volume and the cumulative impact of the Federal Reserve interest rate decreases that occurred in 2019 and Q1 2020.

Interest income for the quarter ended March 31, 2020, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $26.8 million or an increase of $10.5 million when compared to the same quarter in 2019. This increase is mainly related to the adoption of CECL, where the Corporation made the election to break the existing pools of PCI loans, resulting in a higher amortization on the discount on the individual loans, previously accounted on the average life of the pool of loans.

The impact of higher earning asset volumes and lower cost of funds led to higher net interest income by $2.1 million in the first quarter of 2020 over the same period in 2019, However, due to the Corporation’s current asset sensitive position, the cumulative reductions of 225 basis points of the federal funds rate by the Federal Open Market Committee (“FOMC”) beginning in August 2019 and accelerating in March 2020 and further expectation of low interest rates, we expect our future net interest income to be negatively impacted. See the Risk Management: Market / Interest Rate Risk section of this MD&A for additional information related to the Corporation’s interest rate risk.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarters ended March 31,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2020	2019	Variance	2020	2019	Variance		2020	2019	Variance	Rate	Volume
(In millions)							(In thousands)
$4,024	$4,872	$(848)	1.20%	2.43%	(1.23)%	Money market investments	$12,000	$29,220	$(17,220)	$(12,792)	$(4,428)
16,659	13,836	2,823	2.96	3.23	(0.27)	Investment securities	122,715	110,809	11,906	(8,562)	20,468
61	65	(4)	6.67	8.03	(1.36)	Trading securities	1,020	1,289	(269)	(201)	(68)
						Total money market,
						investment and trading
20,744	18,773	1,971	2.63	3.04	(0.41)	securities	135,735	141,318	(5,583)	(21,555)	15,972
						Loans:
12,342	12,064	278	5.97	6.14	(0.17)	Commercial	183,202	182,737	465	(3,700)	4,165
861	807	54	6.16	6.85	(0.69)	Construction	13,175	13,624	(449)	(1,315)	866
1,072	944	128	6.07	6.08	(0.01)	Leasing	16,269	14,331	1,938	(7)	1,945
7,028	7,134	(106)	5.30	5.34	(0.04)	Mortgage	93,201	95,168	(1,967)	(561)	(1,406)
3,110	2,814	296	11.56	11.93	(0.37)	Consumer	89,423	82,780	6,643	(2,198)	8,841
2,992	2,729	263	9.10	10.04	(0.94)	Auto	67,721	67,584	137	(6,086)	6,223
27,405	26,492	913	6.79	6.96	(0.17)	Total loans	462,991	456,224	6,767	(13,867)	20,634
$48,149	$45,265	$2,884	4.99%	5.33%	(0.34)%	Total earning assets	$598,726	$597,542	$1,184	$(35,422)	$36,606
						Interest bearing deposits:
$16,229	$14,051	$2,178	0.63%	0.97%	(0.34)%	NOW and money market [1]	$25,295	$33,776	$(8,481)	$(11,647)	$3,166
10,724	9,847	877	0.44	0.41	0.03	Savings	11,661	9,909	1,752	212	1,540
7,691	7,676	15	1.31	1.43	(0.12)	Time deposits	25,145	27,141	(1,996)	(2,247)	251
34,644	31,574	3,070	0.72	0.91	(0.19)	Total deposits	62,101	70,826	(8,725)	(13,682)	4,957
229	248	(19)	1.84	2.62	(0.78)	Short-term borrowings	1,048	1,599	(551)	(197)	(354)
						Other medium and
1,098	1,221	(123)	5.17	4.81	0.36	long-term debt	14,114	14,580	(466)	285	(751)
						Total interest bearing
35,971	33,043	2,928	0.86	1.07	(0.21)	liabilities	77,263	87,005	(9,742)	(13,594)	3,852
9,005	8,953	52				Demand deposits
3,173	3,269	(96)				Other sources of funds
$48,149	$45,265	$2,884	0.65%	0.78%	(0.13)%	Total source of funds	77,263	87,005	(9,742)	(13,594)	3,852
						Net interest margin/
			4.34%	4.56%	(0.22)%	income on a taxable equivalent basis (Non-GAAP)	521,463	510,537	10,926	$(21,828)	$32,754
			4.13%	4.26%	(0.13)%	Net interest spread
						Taxable equivalent adjustment	48,369	39,573	8,796
						Net interest margin/ income
			3.94%	4.20%	(0.26)%	non-taxable equivalent basis (GAAP)	$473,094	$470,964	$2,130
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Credit Losses - Loans Held-in-Portfolio

The Corporation’s provision for credit losses was $189.0 million for the quarter ended March 31, 2020, compared to $41.8 million for the quarter ended March 31, 2019, an increase of $147.2 million.

The provision for credit losses for the BPPR segment was $113.0 million for the quarter ended March 31, 2020, compared to $31.5 million for the quarter ended March 31, 2019, an increase of $81.5 million. The Popular U.S. segment provision for credit losses amounted to $76.0 million for the quarter ended March 31, 2020, an increase of $65.6 million, compared to $10.4 million for the same quarter in 2019.

The increase in the provision for credit losses when compared to the same quarter of the previous year reflects the impact of the adoption of the new CECL accounting standard, discussed in Note 2 to the Consolidated Financial Statements, as well as the impact of the COVID-19 pandemic. During the quarter ended March 31, 2020, the Corporation recorded $134 million in incremental reserves resulting from the deterioration in the economic outlook as a result of the COVID-19 pandemic. Management will continue to carefully review the exposure of the portfolios to COVID-19 related risks, as well as changes in the economic outlook and their effect on credit quality.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity amounted to $0.7 million and it is related to the portfolio of Obligations from the Government of Puerto Rico, states and political subdivisions. The total allowance for credit losses for this portfolio amounted to $13.4 million and includes the impact of the adoption of CECL for which the Corporation recorded $12.7 million as a cumulative effect adjustment to the beginning balance of retained earnings.

Non-Interest Income

Non-interest income was $126.6 million for the first quarter of 2020, a decrease of $9.8 million when compared with the same quarter of the previous year. The decrease in non-interest income was primarily driven by:

• Lower mortgage banking activity by $3.5 million mainly due to higher fair value adjustments on mortgage servicing rights by $1.4 million due to an increase in estimated prepayments driven by declines in market rates, coupled with higher trading account losses by $1.4 million;

• an unfavorable variance in unrealized net losses on equity securities by $4.2 million mainly on deferred compensation plans that have an offsetting expense in personnel related expenses;

• an unfavorable variance in adjustments to indemnity reserves on previously sold loans of $4.7 million mainly due to higher provision related to loans previously sold with credit recourse; and

• lower other operating income by $2.0 million mainly due to lower gains on sales of daily rental fleet units by $1.1million.

These increases were partially offset by higher service charges in deposits account by $3.0 million due higher fees on transactional cash management services at BPPR.

Operating Expenses

Operating expenses for the quarter ended March 31, 2020 increased by $25.2 million when compared with the same quarter of 2019, driven primarily by:

• higher personnel cost by $3.7 million, largely impacted by a higher headcount, reflecting higher salaries by $7.8 million, a special incentive to front-line employees due to COVID-19 amounting to $3.4 million, partially offset by a lower incentive compensation of $3.5 million related to annual incentives tied to the Corporation financial performance, including the Corporation’s Profit-Sharing plan, recognized during prior year and lower deferred plan compensation expense by $3.8 million;

• higher net occupancy expense by $1.6 million due to higher insurance cost and cleaning costs in response to the COVID-19 pandemic;

• higher equipment expense by $1.9 million due to higher software license cost and maintenance expenses;

• higher other taxes by $2.0 million due to higher municipal license tax;

• higher professional fees by $13.6 million primarily due to higher advisory expenses by $8.2 million related to Corporate initiatives, higher audit and tax services by $2.2 million mainly related to work on new accounting pronouncements and higher programming, processing and other technology expenses by $2.6 million which included expenses related to remote access to employees, among other efforts in response to the COVID-19 pandemic; and

• higher other operating expenses by $2.5 million mainly due to higher credit and debit card processing, volume and interchange expenses by $2.1 million and higher operational losses by $3.5 million, including legal contingency reserves; partially offset by lower pension plan cost by $3.3 million due to annual changes in actuarial assumptions.

Table 3 - Operating Expenses
	Quarters ended March 31,
(In thousands)	2020	2019	Variance
Personnel costs:
Salaries	$92,256	$84,450	$7,806
Commissions, incentives and other bonuses	25,258	25,761	(503)
Pension, postretirement and medical insurance	9,638	9,761	(123)
Other personnel costs, including payroll taxes	19,679	23,145	(3,466)
Total personnel costs	146,831	143,117	3,714
Net occupancy expenses	25,158	23,537	1,621
Equipment expenses	21,605	19,705	1,900
Other taxes	13,681	11,662	2,019
Professional fees:
Collections, appraisals and other credit related fees	3,881	3,724	157
Programming, processing and other technology services	62,819	60,178	2,641
Legal fees, excluding collections	2,986	3,489	(503)
Other professional fees	31,385	20,075	11,310
Total professional fees	101,071	87,466	13,605
Communications	5,954	5,849	105
Business promotion	14,197	14,674	(477)
FDIC deposit insurance	5,080	4,806	274
Other real estate owned (OREO) expenses	2,479	2,677	(198)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	10,282	8,223	2,059
Operational losses	8,374	4,888	3,486
All other	15,423	18,504	(3,081)
Total other operating expenses	34,079	31,615	2,464
Amortization of intangibles	2,473	2,312	161
Total operating expenses	$372,608	$347,420	$25,188

INCOME TAXES

For the quarter ended March 31, 2020, the Corporation recorded income tax expense of $3.1 million with an effective tax rate (“ETR”) of 8%, compared to income tax expense $50.2 million with an ETR of 23% for the same quarter 2019. The income tax expense and ETR for the first quarter of 2020, reflects the impact of lower pre-tax income, resulting primarily from a higher provision for credit losses due to the implementation of CECL and the impact of the COVID-19 pandemic. The Corporation expects a consolidated ETR for the year 2020 to be within a range of 14% to 18%. This expectation will be impacted by the composition and source of the Corporation’s pre-tax income.

At March 31, 2020, the Corporation had a deferred tax asset amounting to $0.9 billion, net of a valuation allowance of $0.5 billion. The deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 31 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on the realizability of the deferred tax asset balances.

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

The Corporate group reported a net loss of $0.9 million for the quarter ended March 31, 2020, compared with a net loss of $1.3 million for the same quarter of the previous year.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $78.1 million for the quarter ended March 31, 2020, compared with net income of $156.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results include the following:

• Higher net interest income by $2.3 million mainly due to:

• Higher interest income from investments in debt securities by $9.1 million due to a higher volume of U.S. Treasury securities and mortgage-backed securities; and

• Lower interest expense on deposits by $10.6 million due to a lower cost of public sector deposits;

Partially offset by:

• Lower interest income from money market investments by $17.1 million due to a lower volume and yield resulting from Federal Reserve interest rate decreases.

The net interest margin for the quarter ended March 31, 2020 was 4.22% compared to 4.49% for the same quarter in the previous year. The decrease in net interest margin is driven by a lower yield in earning assets, partially offset by a lower cost of public sector deposits.

• The total provision for credit losses for the first quarter of 2020 was $113.6 million, compared to $31.3 million for the same quarter of the previous year. The increase of $82.3 million was mainly due to the impact of the adoption of the new CECL accounting standard and the impact of the COVID-19 pandemic.

• Non-interest income was lower by $8.6 million mainly due to:

• Lower income from mortgage banking activities by $3.5 million due to negative fair value adjustments on mortgage servicing rights and higher trading account losses;

• Unfavorable variance in adjustments to indemnity reserves of $4.7 million mainly due to higher provision related to loans previously sold with credit recourse; and

• Lower other operating income by $3.6 million due to lower gains on sales of daily rental fleet units, higher losses from equity method investments, and lower modification fees received for the successful completion of loss mitigation alternatives;

Partially offset by:

• Higher service charges on deposit accounts by $3.3 million due to higher fees on transactional cash management services.

• Higher operating expenses by $20.2 million mostly due to:

• Higher personnel cost by $4.3 million resulting from a higher headcount and a special COVID-19 related incentive to front-line employees, partially offset by a lower incentive compensation related to annual incentives tied to the Corporation’s financial performance, including the Corporation’s Profit Sharing Plan, recognized during the prior year;

• Higher net occupancy expenses by $1.1 million due to higher insurance cost and cleaning costs related to the COVID-19 pandemic;

• Higher equipment expense by $1.2 million due to higher software license costs;

• Higher other taxes by $1.3 million due to higher municipal license tax;

• Higher professional fees by $6.5 million due to higher advisory, audit and tax services and higher programming, processing and other technology expenses; and

• Higher other operating expenses by $6.5 million due to higher credit and debit card processing, volume and interchange expenses and higher operational losses, partially offset by lower pension plan cost;

Partially offset by:

• Lower OREO expenses by $1.0 million.

• Lower income tax expense by $30.3 million mainly due to lower income before tax resulting primarily from a higher provision for credit losses, as explained above.

Popular U.S.

For the quarter ended March 31, 2020, the reportable segment of Popular U.S. reported a net loss of $43.4 million, compared with a net income of $12.2 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher provision for credit losses by $65.6 million due to the impact of the adoption of the new CECL accounting standard and the impact of the COVID-19 pandemic;

• Higher operating expenses by $6.4 million mainly due to higher professional fees and higher other operating expenses mainly due to a higher provision for unused commitments resulting from the adoption of the new CECL accounting standard; and

• Income tax favorable variance of $17.2 million mainly due to pre-tax loss for the first quarter of 2020, compared to the pre-tax income for the same quarter of the previous year.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $52.8 billion at March 31, 2020, compared to $52.1 billion at December 31, 2019. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $5.9 billion at March 31, 2020, compared to $3.3 billion at December 31, 2019. The increase was mainly due to an increase in deposits and lower investment portfolio balances.

Debt securities available-for-sale decreased by $1.8 billion to $15.8 billion at March 31, 2020. The decrease was mainly due to the maturities and paydowns of mortgage-backed securities, partially offset by purchase of U.S. Treasury securities and unrealized gains on the portfolio by $381.8 million mainly driven by the declines in market rates. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 4 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $0.3 billion to $ 27.6 billion at March 31, 2020 mainly driven by an by an increase in commercial loans, auto loans and lease financing in BPPR, an increase in mortgage, commercial and construction loans at PB, partially offset by lower mortgage loans in BPPR.

The Allowance for credit losses for the loan portfolio increased by $0.4 billion, which includes the impact of the adoption of CECL and reserves resulting from the deterioration in the economic outlook as result of the COVID-19 pandemic. Refer to the Credit Quality section of the MD&A for additional information on the Allowance for credit losses for the loan portfolio.

Table 4 - Loans Ending Balances
(In thousands)	March 31, 2020	December 31, 2019	Variance
Loans held-in-portfolio:
Commercial	$12,498,969	$12,312,751	$186,218
Construction	902,380	831,092	71,288
Legacy[1]	20,435	22,105	(1,670)
Lease financing	1,088,542	1,059,507	29,035
Mortgage	7,094,757	7,183,532	(88,775)
Auto	2,954,150	2,917,522	36,628
Consumer	3,103,039	3,080,364	22,675
Total loans held-in-portfolio	27,662,272	27,406,873	255,399
Loans held-for-sale:
Commercial	10,679	-	10,679
Mortgage	77,176	59,203	17,973
Total loans held-for-sale	87,855	59,203	28,652
Total loans	$27,750,127	$27,466,076	$284,051

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Other assets

Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019.

Liabilities

The Corporation’s total liabilities were $47.1 billion at March 31, 2020, compared to $46.1 billion at December 31, 2019.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2020 and December 31, 2019 is included in Table 5.

Table 5 - Financing to Total Assets
	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2020	2019	from 2019 to 2020	2020	2019
Non-interest bearing deposits	$9,396	$9,160	2.6%	17.8%	17.6%
Interest-bearing core deposits	29,409	29,610	(0.7)	55.7	56.8
Other interest-bearing deposits	5,992	4,988	20.1	11.4	9.6
Repurchase agreements	179	193	(7.3)	0.3	0.4
Other short-term borrowings	100	-	N.M.	0.2	-
Notes payable	1,058	1,102	(4.0)	2.0	2.1
Other liabilities	1,000	1,045	(4.3)	1.9	2.0
Stockholders’ equity	5,670	6,017	(5.8)	10.7	11.5

Deposits

The Corporation’s deposits totaled $44.8 billion at March 31, 2020, compared to $43.8 billion at December 31, 2019. The deposits increase of $1.0 billion was mainly due to an increase in time deposits from trust accounts and saving accounts, partially offset by a decrease in Puerto Rico public sector deposits. Refer to Table 6 for a breakdown of the Corporation’s deposits at March 31, 2020 and December 31, 2019.

Table 6 - Deposits Ending Balances
(In thousands)	March 31, 2020	December 31, 2019	Variance
Demand deposits [1]	$17,023,170	$16,566,145	$457,025
Savings, NOW and money market deposits (non-brokered)	18,786,042	19,169,899	(383,857)
Savings, NOW and money market deposits (brokered)	460,140	347,765	112,375
Time deposits (non-brokered)	8,404,525	7,546,621	857,904
Time deposits (brokered CDs)	123,299	128,176	(4,877)
Total deposits	$44,797,176	$43,758,606	$1,038,570
[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained relatively flat at $1.3 billion at March 31, 2020, compared to $1.3 billion at December 31, 2019. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities remained relatively flat at $1.0 billion at March 31, 2020, when compared to December 31, 2019.

Stockholders’ Equity

Stockholders’ equity totaled $5.7 billion at March 31, 2020, a decrease of $347.3 million, principally due to the impact of the $500 million accelerated share repurchase transaction, the cumulative effect of $205.8 million related to the adoption of CECL, declared dividends of $35.5 million on common stock, the redemption of $28 million in Series B Preferred Stock and $0.7 million in dividends on preferred stock, partially offset by the net income for the quarter of $34.3 million and an increase of unrealized gains on debt securities available-for-sale by $381.8 million. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2020, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 7, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2020 and December 31, 2019.

Table 7 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2020	December 31, 2019
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,869,803	$5,966,619
AOCI related adjustments due to opt-out election	(269,223)	113,155
Goodwill, net of associated deferred tax liability (DTL)	(595,052)	(596,994)
Intangible assets, net of associated DTLs	(26,307)	(28,780)
Deferred tax assets and other deductions	(454,994)	(332,763)
Common equity tier 1 capital	$4,524,227	$5,121,237
Additional tier 1 capital:
Preferred stock	22,143	50,160
Other additional tier 1 capital deductions	(22,143)	(50,160)
Additional tier 1 capital	$-	$-
Tier 1 capital	$4,524,227	$5,121,237
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	362,969	363,638
Tier 2 capital	$736,706	$737,375
Total risk-based capital	$5,260,933	$5,858,612
Minimum total capital requirement to be well capitalized	$2,865,296	$2,884,037
Excess total capital over minimum well capitalized	$2,395,637	$2,974,575
Total risk-weighted assets	$28,652,964	$28,840,368
Total assets for leverage ratio	$50,581,606	$51,057,484
Risk-based capital ratios:
Common equity tier 1 capital	15.79%	17.76%
Tier 1 capital	15.79	17.76
Total capital	18.36	20.31
Tier 1 leverage	8.94	10.03

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2020, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, total capital ratio, and leverage capital ratio as of March 31, 2020 as compared to December 31, 2019 was mainly attributed to the accelerated share repurchase transaction of $500 million.

Pursuant to the adoption of the CECL accounting standard on January 1, 2020, the Corporation elected to use the five-year transition period option as provided in the final interim regulatory capital rules effective March 31, 2020. The five-year transition period provision delays for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.

Simplifications to the Capital Rule Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996

On July 9, 2019, the federal banking regulatory agencies issued a final rule that simplified several requirements in the agencies' regulatory capital rules. These rules, effective on April 1, 2020, simplify the regulatory capital requirement for mortgage servicing assets (MSAs), deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions by raising the CET1 deduction threshold from 10% to 25%. The 15% CET 1 deduction threshold which applies to aggregate amount of such items would be eliminated. The rule also requires, among other changes, increasing from 100% to 250% the risk weight to MSAs and temporary difference deferred tax asset not deducted from capital. For investments in the capital of unconsolidated financial institutions, the risk weight would be based on the exposure category of the investment. As a result of these rules, the Corporation’s risk-based capital ratios are expected to decrease driven by the change in risk weighting. On a pro forma basis as of March 31, 2020, the impact would have been a reduction of approximately 35 bps.

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

Table 8 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2020, and December 31, 2019.

Table 8 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2020	December 31, 2019
Total stockholders’ equity	$5,669,605	$6,016,779
Less: Preferred stock	(22,143)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(26,307)	(28,780)
Total tangible common equity	$4,950,033	$5,266,717
Total assets	$52,803,639	$52,115,324
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(26,307)	(28,780)
Total tangible assets	$52,106,210	$51,415,422
Tangible common equity to tangible assets	9.50%	10.24%
Common shares outstanding at end of period	88,125,974	95,589,629
Tangible book value per common share	$56.17	$55.10

	Quarterly average
Total stockholders’ equity	$5,481,179	$5,887,125
Less: Preferred Stock	(38,768)	(50,160)
Less: Goodwill	(671,121)	(671,121)
Less: Other intangibles	(27,826)	(20,674)
Total tangible common equity	$4,743,464	$5,145,170
Return on average tangible common equity	2.87%	12.79%

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 20 in the Consolidated Financial Statements for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

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

Refer to Note 16 in the Consolidated Financial Statements for a breakdown of long-term borrowings by maturity.

The Corporation utilizes lending-related financial instruments in the normal course of business to accommodate the financial needs of its customers. The Corporation’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual notional amount of these instruments. The Corporation uses credit procedures and policies in making those commitments and conditional obligations as it does in extending loans to customers. Since many of the commitments expire without being drawn upon or a default occurring, the total contractual amounts are not representative of the Corporation’s actual future credit exposure or liquidity requirements for these commitments.

Table 9 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2020.

Table 9 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2020	Years 2021 - 2022	Years 2023 - 2024	Years 2025 - thereafter	Total
Commitments to extend credit	$7,029,956	$917,392	$136,231	$73,666	$8,157,245
Commercial letters of credit	1,644	-	-	-	1,644
Standby letters of credit	64,322	7,417	-	-	71,739
Commitments to originate or fund mortgage loans	23,700	3,118	-	-	26,818
Total	$7,119,622	$927,927	$136,231	$73,666	$8,257,446

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $15.8 billion as of March 31, 2020. Other assets subject to market risk include loans held-for-sale, which amounted to $88 million, mortgage servicing rights (“MSRs”) which amounted to $147 million and securities classified as “trading”, which amounted to $43 million, as of March 31, 2020.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at March 31, 2020 and December 31, 2019, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 10 - Net Interest Income Sensitivity (One Year Projection)
	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$99,400	5.58%	$64,351	3.37%
+200 basis points	44,817	2.52	32,766	1.72
+100 basis points	18,382	1.03	16,379	0.86
-100 basis points	8,411	0.47	(35,213)	(1.84)
-200 basis points	11,141	0.63	(131,874)	(6.91)

During the quarter, the Federal Reserve reduced the Fed Funds Target Rate from 1.75% to 0.25%. For the same period, the U.S. Treasury 10-Year Note decreased from 1.92% to 0.67%. The NII sensitivity to declining rate scenarios decreased notably from the December simulation, primarily related to the actual low rate environment. Rates are now considered to be close to their “lower bound” because we currently assume, in our interest risk models, that rates will not reach negative values. This has the effect of reducing sensitivity in most products given that rates are close to zero in most curve tenors and therefore have little room to fall further in the declining rates scenarios. However, the Corporation’s U.S. operations are expected to benefit from modeled additional decreases in rates as the bank could potentially lower its cost of funds while existing contractual interest rate floors in the loan portfolio contribute to NII improvement. We would expect this “flooring” effect on sensitivity to declining rates to reverse itself if rates were to rise, because it would mean that rates would once again have more room to fall. As of March 31, 2020, NII simulations show the Corporation continues to benefit from an overall rising rate environment.

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

At March 31, 2020, the Corporation held trading securities with a fair value of $43 million, representing approximately 0.1% of the Corporation’s total assets, compared with $40 million and 0.1%, respectively, at December 31, 2019. As shown in Table 11, the trading portfolio consists principally of mortgage-backed securities which at March 31, 2020 were investment grade securities. As of March 31, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations ($0.6 million as of December 31, 2019). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $ 491 thousand for the quarter ended March 31, 2020 and a net trading account gain of $260 thousand for the quarter ended March 31, 2019.

Table 11 - Trading Portfolio
	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$38,468	4.48%	$28,556	5.28%
U.S. Treasury securities	1	0.14	7,083	1.22
Collateralized mortgage obligations	543	5.71	606	5.72
Puerto Rico government obligations	109	0.01	633	2.60
Interest-only strips	428	12.00	440	12.05
Other	2,996	2.57	3,003	2.79
Total	$42,545	4.43%	$40,321	4.42%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.7 million for the last week in March 2020. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The Corporation currently measures at fair value on a recurring basis its trading debt securities, debt securities available-for-sale, certain equity securities, derivatives and mortgage servicing rights. Occasionally, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.

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

A description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value is included in Note 30 to the Consolidated Financial Statements in the 2019 Form 10-K. Also, Refer to the Critical Accounting Policies / Estimates in the 2019 Form 10-K for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Liquidity

The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all of its financial obligations, finance expected future growth, fund planned capital distributions and maintain a reasonable safety margin for cash commitments under both normal and stressed market conditions. The Board of Directors is responsible for establishing the Corporation’s tolerance for liquidity risk, including approving relevant risk limits and policies. The Board of Directors has delegated the monitoring of these risks to the Risk Management Committee and the Asset/Liability Management Committee. The management of liquidity risk, on a long-term and day-to-day basis, is the responsibility of the Corporate Treasury Division. The Corporation’s Corporate Treasurer is responsible for implementing the policies and procedures approved by the Board of Directors and for monitoring the Corporation’s liquidity position on an ongoing basis. Also, the Corporate Treasury Division coordinates corporate wide liquidity management strategies and activities with the reportable segments, oversees policy breaches and manages the escalation process. The Financial and Operational Risk Management Division is responsible for the independent monitoring and reporting of adherence with established policies.

An institution’s liquidity may be pressured if, for example, it experiences a sudden and unexpected substantial cash outflow due to exogenous events such as the current COVID-19 pandemic, its credit rating is downgraded, or some other event causes counterparties to avoid exposure to the institution. Factors that the Corporation does not control, such as the economic outlook, adverse ratings of its principal markets and regulatory changes, could also affect its ability to obtain funding.

Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. It is also managed at the level of the banking and non-banking subsidiaries. As further explained below, a principal source of liquidity for the bank holding companies (the “BHCs”) are dividends received from banking and non-banking subsidiaries. The Corporation has adopted policies and limits to monitor more effectively the Corporation’s liquidity position and that of the banking subsidiaries. Additionally, contingency funding plans are used to model various stress events of different magnitudes and affecting different time horizons that assist management in evaluating the size of the liquidity buffers needed if those stress events occur. However, such models may not predict accurately how the market and customers might react to every event, and are dependent on many assumptions.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 85% of the Corporation’s total assets at March 31, 2020 and 84% at December 31, 2019. The ratio of total ending loans to deposits was 62% at March 31, 2020, compared to 63% at December 31, 2019. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion at March 31, 2020 (December 31, 2019 - $1.3 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

As previously mentioned, during 2020 the Corporation executed actions corresponding to its capital and liquidity strategic plans. These included the $500 million accelerated share repurchase transaction with respect to its common stock and an increase in quarterly common stock dividend from $0.30 per share to $0.40 per share. Refer to additional details of these transactions in the Overview section of this MD&A and Notes 18 - Stockholders Equity and Note 26 - Net Income Per Common Share.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. Note 34 to the Consolidated Financial Statements provides consolidating statements of condition, of operations and of cash flows which separately presents the Corporation’s bank holding companies and its subsidiaries as part of the “All other subsidiaries and eliminations” column.

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB or “the banking subsidiaries”) include retail, commercial and public sector deposits, brokered deposits, unpledged investment securities, mortgage loan securitization and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Bank of New York (the “FRB”), and has a considerable amount of collateral pledged that can be used to raise funds under these facilities.

Refer to Note 16 to the Consolidated Financial Statements, for additional information of the Corporation’s borrowing facilities available through its banking subsidiaries.

The principal uses of funds for the banking subsidiaries include loan originations, investment portfolio purchases, loan purchases and repurchases, repayment of outstanding obligations (including deposits), advances on certain serviced portfolios and operational expenses. Also, the banking subsidiaries assume liquidity risk related to collateral posting requirements for certain activities mainly in connection with contractual commitments, recourse provisions, servicing advances, derivatives, credit card licensing agreements and support to several mutual funds administered by BPPR.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 6 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 38.8 billion, or 87% of total deposits, at March 31, 2020, compared with $38.8 billion, or 89% of total deposits, at December 31, 2019. Core deposits financed 78% of the Corporation’s earning assets at March 31, 2020, compared with 80% at December 31, 2019.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at March 31, 2020 is presented in the table that follows:

Table 12 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,965,301
3 to 6 months	430,290
6 to 12 months	748,086
Over 12 months	1,295,797
Total	$5,439,474

The Corporation had $ 0.6 billion in brokered deposits at March 31, 2020, which financed approximately 1% of its total assets (December 31, 2019 - $0.5 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Company. As of March 31, 2020, total public sector deposits were $10.4 billion. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from deposit outflows are lower given that the bank receives its collateral in return. However, there are some timing differences between the time the deposit outflow happens and when the bank receives its collateral. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash.

At March 31, 2020, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The principal sources of funding for the BHCs, which are Popular, Inc. (holding company only) and PNA, include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries, asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings. Dividends from banking and non-banking subsidiaries are subject to various regulatory limits and authorization requirements that are further described below and that may limit the ability of those subsidiaries to act as a source of funding to the BHCs.

The principal use of these funds includes the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest (related to trust preferred securities), the payment of dividends to common stock holders and capitalizing its banking subsidiaries.

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries, however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. These sources of funding have become more costly due to the Corporation’s below “investment grade” credit ratings. The Corporation’s principal credit ratings are below “investment grade”, which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

The outstanding balance of notes payable at the BHCs amounted to $681 million at March 31, 2020 and $680 million at December 31, 2019.

The contractual maturities of the BHCs notes payable at March 31, 2020 are presented in Table 13.

Table 13 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	295,624
Later years	384,909
Total	$680,533

Annual debt service at the BHCs is approximately $44 million per annum, and the Company’s latest quarterly dividend was $0.40 per share. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of March 31, 2020, the BHCs had cash and money markets investments totaling $301 million, borrowing potential of $184 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $265 million as of March 31, 2020, and it represents an additional source of contingent liquidity.

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

Dividends

During the quarter ended March 31, 2020, the Corporation declared quarterly dividends on its outstanding common stock of $0.40 per share, for a year-to-date total of $ 35.5 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $0.7 million. On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 18 for additional information. During the quarter ended March 31, 2020, the BHC’s received dividends amounting to $578 million from BPPR and $2 million in dividends from its non-banking subsidiaries. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $2.9 billion at March 31, 2020 and $5.4 billion at December 31, 2019. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board or the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, for example. Popular, Inc. received $578 million in dividends from BPPR during the quarter ended March 31,

2020 and its ability to continue receiving dividends from BPPR will depend on such banking subsidiary’s financial condition and results of operation.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at March 31, 2020 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $64 million at March 31, 2020. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

COVID-19 Pandemic

On December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since spread globally to other countries and jurisdictions, including the mainland United States and Puerto Rico. In March 2020, the World Health Organization declared the COVID-19 to be a pandemic. The pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in financial markets, and increased unemployment levels worldwide, including in the markets in which we do business. In Puerto Rico, the Governor issued an executive order on March 15, 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. Certain of the restrictions were eased effective on May 4, 2020, and the government announced that, if the island continues to exhibit progress with respect to the containment of the pandemic, it expects to implement additional changes to gradually allow for the opening of additional businesses and industries in the upcoming weeks. However, significant restrictions on non-essential business activities remain and many businesses, including retail establishments, remain closed or are operating partially.

The extent to which the COVID-19 pandemic will continue to have an adverse effect on economic activity in Puerto Rico in the medium- and long-term will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and of the restrictions imposed by governmental authorities and other third parties in response to the same. However, at least in the short-term, the COVID-19 pandemic and the actions taken by governments in response to the same have had a material adverse effect on economic activity worldwide, including in Puerto Rico, and there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact. In response to the pandemic, the Puerto Rico Legislative Assembly has enacted legislation requiring financial institutions to offer moratoriums through June 2020 on consumer financial products to clients impacted by the COVID-19 pandemic. Bills under the consideration of the Legislative Assembly propose to further extend the terms of such moratoriums beyond June 2020. These moratoriums could, among other things, limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that have benefited from such moratoriums are required to resume loan repayments.

For a discussion of the impact of the pandemic on the Corporation’s operations and financial results during the first quarter of 2020, refer to the MD&A Significant Events section, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the pandemic, see Item 1A of this report and, for information regarding the projections of the 2020 Proposed Fiscal Plan (defined below) regarding the impact of the pandemic, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in July 2019, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3% and 4.7%, respectively. The Planning Board’s report also projected an increase in real GNP of approximately 2% and 3.6% in fiscal years 2019 and 2020, respectively, in part due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. The Planning Board’s projections for fiscal year 2020, however, do not account for the adverse impact of the COVID-19 pandemic or the recent seismic activity, discussed below, on the

Commonwealth’s economy. For information regarding the economic projections of the Commonwealth Fiscal Plans (defined below), see Fiscal Plans, Commonwealth Fiscal Plan, below.

Fiscal Crisis

The Commonwealth remains in the midst of a profound fiscal crisis affecting the central government and many of its instrumentalities, public corporations and municipalities. This fiscal crisis has been primarily the result of economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result of the crisis, the Commonwealth and certain of its instrumentalities have been unable to make debt service payments on their outstanding bonds and notes since 2016. The escalating fiscal and economic crisis and imminent widespread defaults prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. The Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through the debt restructuring mechanisms provided by PROMESA.

Recent Seismic Activity

On January 7, 2020, Puerto Rico was struck by a magnitude 6.4 earthquake, which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. The 6.4 earthquake was preceded by foreshocks and followed by aftershocks. Pursuant to the 2020 Proposed Fiscal Plan, the damages caused by the earthquake and aftershocks are preliminarily estimated to be approximately $1 billion, and the figure may increase as inspections continue in the most affected municipalities.

PROMESA

PROMESA, among other things, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities and established two mechanisms for the restructuring of the obligations of such entities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. The constitutionality of such appointments, however, is currently being challenged before the U.S. Supreme Court.

In October 2016, the Oversight Board designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. The only Commonwealth government entities that were not subject to such initial designation were the Commonwealth’s municipalities. In May 2019, however, the Oversight Board designated all of the Commonwealth’s municipalities as covered entities. At the Oversight Board’s request, covered entities are required to submit fiscal plans and annual budgets to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are potentially eligible to avail themselves of the debt restructuring processes provided by PROMESA.

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several versions of fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated as of May 9, 2019 (the “2019 Fiscal Plan”). However, on May 3, 2020, the Government submitted to the Oversight Board a further revised fiscal plan (the “Proposed 2020 Fiscal Plan” and, together with the 2019 Fiscal Plan, the “Commonwealth Fiscal Plans”). The Proposed 2020 Fiscal Plan, which has not been certified by the Oversight Board, includes updated projections that account for the impact of the recent seismic activity, discussed below, and the COVID-19 pandemic. It recognizes, however, that there is considerable uncertainty surrounding the progression of the pandemic and, therefore, the plan’s economic projections.

The 2020 Proposed Fiscal Plan estimates that Hurricane María caused a real decline in GNP of 4.7% in fiscal year 2018, followed by an increase in real GNP of 1.5% in fiscal year 2019, fueled by disaster relief spending (the 2019 Fiscal Plan had projected real

GNP growth of approximately 4% in fiscal year 2019). Taking into account the adverse impact of the COVID-19 pandemic, the Proposed 2020 Fiscal Plan estimates the Commonwealth’s real GNP will contract 3.6% in fiscal year 2020 and 7.8% in fiscal year 2021 (the 2019 Fiscal Plan had estimated real GNP growth of approximately 1.5% in fiscal years 2020 and real GNP contraction contraction of -0.9% in fiscal year 2021).

Beginning in fiscal year 2021, the 2020 Proposed Fiscal Plan projects that the unfavorable impact of the COVID-19 pandemic on the Puerto Rico economy will result in pre-contractual debt service deficit of -$708 million. An annual deficit is forecasted to continue through fiscal year 2023, as growth rebounds but the impact of COVID-19 lingers. From fiscal year 2024 through 2029, the 2020 Proposed Fiscal Plan projects that Puerto Rico will achieve an annual surplus as the impact of COVID-19 diminishes and there is nominal GNP growth averaging 1.5% per year. However, even after fiscal measures and structural reforms contemplated by the plan, the plan projects that there will be an annual pre-contractual debt service deficit starting in fiscal year 2030 and lasting through fiscal year 2039.

The Commonwealth Fiscal Plans provide for the gradual reduction and the ultimate elimination of Commonwealth budgetary subsidies to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Since fiscal year 2017, Commonwealth appropriations to municipalities have been reduced by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). The Commonwealth Fiscal Plans contemplate additional reductions in appropriations to municipalities every fiscal year, holding appropriations constant at $112 million starting in fiscal year 2022. The 2019 Fiscal Plan proposes to phase out all appropriations to municipalities in fiscal year 2024, whereas the 2020 Proposed Fiscal Plan proposes to delay such phase out until fiscal year 2026. The 2020 Proposed Fiscal Plan notes that the challenges already faced by municipalities, combined with the impact of the recent court’s decision regarding Act 29-2019 (discussed below under “PROMESA Adversary Proceeding”) and the COVID-19 emergency, threaten the ability of municipalities to provide necessary services to their residents such as health, sanitation, public safety and emergency services and may force municipalities to make difficult decisions in prioritizing obligations.

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

Pending Title III Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico (“ERS”), the Puerto Rico Highways and Transportation Authority, PREPA and the Puerto Rico Public Buildings Authority (“PBA”). On February 12, 2019, the government completed a restructuring of COFINA’s debts pursuant to a plan of adjustment confirmed by the U.S. District Court. On September 27, 2019, the Oversight Board filed a plan of adjustment for the Commonwealth, ERS and PBA in the pending debt restructuring proceedings under Title III of PROMESA. On February 9, 2020, the Oversight Board announced that it had reached a new agreement with certain bondholders on a new framework for a plan of adjustment and, on February 28, 2020, the Oversight Board filed an amended plan of adjustment reflecting such new agreement. However, the 2020 Proposed Fiscal Plan notes that the amended plan of adjustment should be subject to re-evaluation and potentially substantial revision as a result of the effects of the COVID-19 outbreak.

PROMESA Adversary Proceeding

In 2019, the Oversight Board commenced an adversary proceeding against the Commonwealth seeking to invalidate Act 29-2019 (“Act 29”), which eliminated the obligation of municipalities to contribute to the Commonwealth’s health plan and pay-as-you-go retirement system, on the grounds that Act 29 was inconsistent with the 2019 Fiscal Plan. On April 15, 2020, the Judge ruled in favor of the Oversight Board and declared Act 29 “unenforceable and of no effect.” Judge Swain delayed the effective date of the opinion and order for three weeks, through May 6, 2020, to provide time for the Government and the Oversight Board to agree on a mechanism for the reimbursement to the Commonwealth of approximately $166 million and $32 million, respectively, on account of retirement and health plan obligations due by municipalities as a result of the invalidation of Act 29. Subsequent to the Court’s decision, the Oversight Board, the Government and the Municipal Revenue Collection Center (“CRIM”), which is the entity primarily responsible for the collection of property taxes for the municipalities, made various proposals to resolve the immediate fiscal impact of Act 29’s invalidation. On May 6, 2020, the Government filed a motion informing the Court that CRIM had agreed to accept a proposal by the Oversight Board to reverse a $132 million transfer from the Commonwealth to the municipalities in the Commonwealth’s fiscal year 2020 budget (to be allocated among municipalities) to offset the approximately $198 million obligation of municipalities for the health plan and pay-as-you go retirement system payments for fiscal year 2020. The remaining $66 million would have to be repaid by municipalities by the end of fiscal year 2022 from other sources of revenue. There continue to be differences between the Government and the Oversight Board as to the calculation of the municipalities obligation for the health plan and retirement system payments, as well as to long-term solutions to the fiscal consequences to the municipalities of Act 29’s invalidation. The effect of the court’s decision and the implementation of the offset proposal described above on municipal finances is likely to vary significantly across municipalities.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession have been reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. While PROMESA provides a process to address the Commonwealth’s fiscal crisis, the length and complexity of the Title III proceedings for the Commonwealth and various of its instrumentalities and the adjustment measures required by the fiscal plans present significant economic risks. In addition, the COVID-19 outbreak has affected many of our individual customers and customers’ businesses. This, when added to Puerto Rico’s ongoing fiscal crisis and recession, could cause credit losses that adversely affect us and may negatively affect consumer confidence, result in reductions in consumer spending, and adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s fiscal and economic challenges, including by controlling the adverse impact of the COVID-19 pandemic and consummating an orderly restructuring of the Commonwealth’s debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At March 31, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $428 million and $432 million, respectively, which amounts were fully outstanding on such dates. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $391 million consists of loans and $37 million are securities ($391 million and $41 million, respectively, at December 31, 2019). Substantially all of the amount outstanding at March 31, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2020, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and Contingencies.

In addition, at March 31, 2020, the Corporation had $339 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $273 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at March 31, 2020, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, she has not exercised this power as of the date hereof. In addition, at March 31, 2020, the Corporation had $21 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

At March 31, 2020, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $69 million, of which $68 million is outstanding (compared to $71 million and $67 million, respectively, at December 31, 2019). Of the amount outstanding, approximately (i) $41 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $20 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $7 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $42 million, $17 million and $8 million, respectively, at December 31, 2019).

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.2 billion of residential mortgages and $65 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2020 (compared to $1.1 billion and $66 million, respectively, at December 31, 2019).

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 14.

The Corporation adopted the CECL accounting standard effective January 1, 2020. This framework requires management to estimate credit losses over the full remaining expected life of the loan using economic forecasts over a reasonable and supportable period, and historical information thereafter.

Excluding the impact of the adoption of CECL as well as the COVID-19 pandemic, the Corporation exhibited stable credit quality metrics throughout the first quarter of 2020. Significant changes in certain metrics reflect the adoption of the CECL methodology, as well as the impact of the unprecedented events that have unfolded as a result of the COVID-19 pandemic. The allowance for credit losses as of the first quarter of 2020 increased considerably due to the actual and expected impact of COVID-19 pandemic on the economic environment and the CECL adoption. The effects of the COVID-19 pandemic continue to evolve and the full extent of the economic disruption is uncertain. Management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios positions Popular to operate under challenging environments. Management will continue to carefully review the exposure of the portfolios to COVID-19 related risks, as well as changes in the economic outlook and their effect on credit quality.

At March 31, 2020, total non-performing assets (“NPAs”) increased by $253 million when compared with December 31, 2019. Total non-performing loans held-in-portfolio increased by $241 million from December 31, 2019, mainly driven by loans previously accounted for as purchased credit impaired (“PCD”). Following existing accounting guidance, purchased credit impaired (“PCI’) loans were excluded from non-performing status due to the estimation of cash flows at the pool level. Under CECL, these loans are accounted for on an individual loan basis under PCD accounting methodology and are no longer excluded from non-performing status. BPPR’s NPLs increased by $237 million, mostly related to PCI loans transition impact of $260 million. Excluding this impact, NPLs decreased by $23 million, mostly related to lower mortgage NPLs. Popular Bank’s NPLs increased by $4 million, also driven by the PCI transition of the taxi medallion portfolio. At March 31, 2020, the ratio of NPLs to total loans held-in-portfolio was 2.8% compared to 1.9% in the fourth quarter of 2019. In addition, loans-held-for-sale (“LHFS’) increased by $11 million driven by taxi medallion loans, and other real estate owned loans (“OREOs”) increased by $2 million.

At March 31, 2020, NPLs secured by real estate amounted to $645 million in the Puerto Rico operations and $26 million in the Popular U.S. operations. These figures were $406 million and $26 million, respectively, at December 31, 2019.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at March 31, 2020, of which $1.9 billion was secured with owner occupied properties, compared with $7.7 billion and $1.9 billion, respectively, at December 31, 2019. CRE NPLs amounted to $215 million at March 31, 2020, compared with $113 million at December 31, 2019. The CRE NPL ratios for the BPPR and Popular U.S. segments were 5.57% and 0.07%, respectively, at March 31, 2020, compared with 2.88% and 0.07%, respectively, at December 31, 2019.

In addition to the NPLs included in Table 14, at March 31, 2020, there were $244 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2019 - $207 million).

Excluding the PCI to PCD transition impact mentioned above, inflows of NPLs held-in-portfolio, excluding consumer loans, increased by $23.2 million, when compared to the inflows for the same quarter in 2019, primarily driven by higher inflows of NPLs held-in-portfolio at the BPPR segment. The BPPR mortgage inflows increased by $28.7 million from the same quarter in 2019, mainly due to repurchased PCD loans, offset in part by lower commercial inflows by $5.6 million. The U.S. inflows remained flat when compared to the same period in the prior year.

Table 14 - Non-Performing Assets
	March 31, 2020				December 31, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial[1]	$251,104	$7,404	$258,508	2.1%	$147,255	$3,505	$150,760	1.2%
Construction	-	-	-	-	119	26	145	-
Legacy[2]	-	1,980	1,980	9.7	-	1,999	1,999	9.0
Leasing	4,076	-	4,076	0.4	3,657	-	3,657	0.3
Mortgage[1]	404,465	12,176	416,641	5.9	283,708	11,091	294,799	4.1
Auto	26,431	-	26,431	0.9	31,148	-	31,148	1.1
Consumer [1]	49,607	11,432	61,039	2.0	33,313	12,020	45,333	1.5
Total non-performing loans held-in-portfolio	735,683	32,992	768,675	2.8%	499,200	28,641	527,841	1.9%
Non-performing loans held-for-sale [3]	-	10,679	10,679		-	-	-
Other real estate owned (“OREO”)	122,118	1,804	123,922		120,011	2,061	122,072
Total non-performing assets	$857,801	$45,475	$903,276		$619,211	$30,702	$649,913
Accruing loans past due 90 days or more[4] [5]	$471,301	$-	$471,301		$460,133	$-	$460,133
Ratios:
Non-performing assets to total assets	2.04%	0.43%	1.71%		1.49%	0.29%	1.25%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.64	0.44	2.78		2.47	0.40	1.93
Allowance for credit losses to loans held-in-portfolio	3.74	2.19	3.32		2.14	0.62	1.74
Allowance for credit losses to non-performing loans, excluding held-for-sale	102.89	493.40	119.65		86.67	157.32	90.50
HIP = “held-in-portfolio”

[1] The increase in non-accrual loans includes the initial impact of $278 million related to the adoption of CECL on the portfolio of previously purchased credit deteriorated loans. This includes mortgage loans for $133 million, commercial loans for $131 million and $14 million in consumer loans.

[2] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

[3] There were $11 million in non-performing commercial loans held-for-sale as of March 31, 2020, none for the quarter ended December 31, 2019.

[4] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include loans rebooked, which were previously pooled into GNMA securities amounting to $111 million (December 31, 2019 - $103 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected on the financial statements of BPPR with an offseting liability. These balances include $222 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2020 (December 31, 2019 - $213 million). Furthermore, the Corporation has approximately $62 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2019 - $65 million).

[5] The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $153 million at December 31, 2019. This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

Table 15 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended March 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	245,703	18,547	264,250
Plus:
New non-performing loans	80,920	4,173	85,093
Advances on existing non-performing loans	-	171	171
Less:
Non-performing loans transferred to OREO	(10,390)	-	(10,390)
Non-performing loans charged-off	(6,893)	(554)	(7,447)
Loans returned to accrual status / loan collections	(84,853)	(6,719)	(91,572)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance NPLs[1]	$655,569	$21,560	$677,129
[1] Includes $2.0 million of NPLs related to the legacy portfolio.

Table 16 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended March 31, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$508,303	$26,796	$535,099
Plus:
New non-performing loans	57,782	4,250	62,032
Advances on existing non-performing loans	-	79	79
Less:
Non-performing loans transferred to OREO	(4,117)	(124)	(4,241)
Non-performing loans charged-off	(23,652)	(247)	(23,899)
Loans returned to accrual status / loan collections	(52,385)	(3,442)	(55,827)
Ending balance NPLs[1]	$485,931	$27,312	$513,243
[1] Includes $2.6 million of NPLs related to the legacy portfolio.

Table 17 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
	For the quarter ended March 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$147,255	$3,505	$150,760
Transition of PCI to PCD loans under CECL	112,517	18,547	131,064
Plus:
New non-performing loans	4,954	166	5,120
Advances on existing non-performing loans	-	95	95
Less:
Non-performing loans transferred to OREO	(2,202)	-	(2,202)
Non-performing loans charged-off	(2,146)	(554)	(2,700)
Loans returned to accrual status / loan collections	(9,274)	(3,676)	(12,950)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance - NPLs	$251,104	$7,404	$258,508

Table 18 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
	For the quarter ended March 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$182,950	$1,076	$184,026
Plus:
New non-performing loans	10,554	2,220	12,774
Less:
Non-performing loans transferred to OREO	(962)	-	(962)
Non-performing loans charged-off	(17,918)	(50)	(17,968)
Loans returned to accrual status / loan collections	(8,331)	(385)	(8,716)
Ending balance - NPLs	$166,293	$2,861	$169,154

Table 19 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$119	$26	$145
Less:
Loans returned to accrual status / loan collections	(119)	(26)	(145)
Ending balance - NPLs	$-	$-	$-

Table 20 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$1,788	$12,060	$13,848
Plus:
New non-performing loans	-	-	-
Advances on existing non-performing loans	-	-	-
Ending balance - NPLs	$1,788	$12,060	$13,848

Table 21 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio
	For the quarter ended March 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	133,186	-	133,186
Plus:
New non-performing loans	75,966	4,007	79,973
Advances on existing non-performing loans	-	52	52
Less:
Non-performing loans transferred to OREO	(8,188)	-	(8,188)
Non-performing loans charged-off	(4,747)	-	(4,747)
Loans returned to accrual status / loan collections	(75,460)	(2,974)	(78,434)
Ending balance - NPLs	$404,465	$12,176	$416,641

Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio
	For the quarter ended March 31, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$323,565	$11,033	$334,598
Plus:
New non-performing loans	47,228	1,820	49,048
Advances on existing non-performing loans	-	72	72
Less:
Non-performing loans transferred to OREO	(3,155)	(124)	(3,279)
Non-performing loans charged-off	(5,734)	(197)	(5,931)
Loans returned to accrual status / loan collections	(44,054)	(2,796)	(46,850)
Ending balance - NPLs	$317,850	$9,808	$327,658

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at March 31, 2020 and December 31 2019, are presented below.

Table 23 - Loan Delinquencies

(Dollars in thousands)	March 31, 2020			December 31, 2019
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$348,845	$12,498,969	2.79%	$231,692	$12,312,751	1.88%
Construction	4,411	902,380	0.49	1,700	831,092	0.20
Legacy	2,058	20,435	10.07	2,056	22,105	9.30
Leasing	28,315	1,088,542	2.60	18,724	1,059,507	1.77
Mortgage	1,373,800	7,094,757	19.36	1,299,443	7,183,532	18.09
Consumer	324,060	6,057,189	5.35	249,987	5,997,886	4.17
Loans held-for-sale	11,452	87,855	13.04	-	59,203	-
Total	$2,092,941	$27,750,127	7.54%	$1,803,602	$27,466,076	6.57%

Allowance for Credit Losses Loans Held-in-Portfolio

The Corporation adopted the new CECL accounting standard effective on January 1, 2020. The allowance for credit losses (“ACL”), represents management’s estimate of expected credit losses through the remaining contractual life of the different loan segments, impacted by expected prepayments. The ACL is maintained at a sufficient level to provide for estimated credit losses on collateral dependent loans as well as troubled debt restructurings separately from the remainder of the loan portfolio. The Corporation’s management evaluates the adequacy of the ACL on a quarterly basis. In this evaluation, management considers current conditions, macroeconomic economic expectations through a reasonable and supportable period, historical loss experience, portfolio composition by loan type and risk characteristics, results of periodic credit reviews of individual loans, and regulatory requirements, amongst other factors.

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are recalibration of statistical models used to calculate lifetime expected losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to Note 4 – Summary of significant accounting policies included in this Form 10-Q for a description of the Corporation’s allowance for credit losses methodology.

At March 31, 2020, the allowance for credit losses increased by $442 million from the fourth quarter of 2019 to $920 million; an increase of 93%. The CECL adoption impact resulted in an increase of $315 million (“Day 1 impact”) in the allowance for credit losses related to loans. Approximately, $298 million of this increase was reflected as a reduction of the opening balance of retained earnings, net of income taxes. The remaining $17 million, related to PCD loans previously accounted for under the Accounting Standards Codification ("ASC") Subtopic 310-30, were reclassified from certain contra loan balance accounts of that portfolio. Excluding such Day 1 impact, the ACL increase of $127 million was mainly attributable to the significant change in the macroeconomic conditions from the COVID-19 pandemic. The ratio of the allowance for credit losses to loans held-in-portfolio was 3.32% at March 31, 2020, compared to 1.74% at December 31, 2019. The ratio of the allowance for credit losses to NPLs held-in-portfolio stood at 119.7% compared to 90.5% in the previous quarter.

The BPPR ACL increased by $324 million to $757 million, or 3.74% of loan-held-in portfolio, from December 31, 2019, mainly driven by the Day 1 impact of $270 million. Consumer and mortgage loans accounted for $122 million and $86 million, respectively of this impact. The Popular U.S. ACL increased by $118 million to $163 million, or 2.19% of loan-held-in portfolio, from December 31, 2019, primarily due to the CECL adoption impact of $45 million. Excluding the Day 1 impact, incremental reserves were due to the expected economic impact of COVID-19.

The provision for credit losses for the first quarter of 2020 amounted to $189.0 million, compared to $41.8 million in the same period in the prior year, an increase of $147.2 million, reflective the impact of the CECL adoption, as well as the impact of the COVID-19 pandemic. Refer to the Provision for Credit Losses section of this MD&A for additional information.

The following tables present the breakdown of the allowance for credit losses by loan categories for the periods ended March 31, 2020 and December 31, 2019.

Table 24 - Allowance for Credit Losses - Loan Portfolios
March 31, 2020
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Total ACL	$305,048	$2,591	$2,026	$12,589	$227,087	$370,375	$919,716
Total loans held-in-portfolio	$12,498,969	$902,380	$20,435	$1,088,542	$7,094,757	$6,057,189	$27,662,272
ACL to loans held-in-portfolio	2.44%	0.29%	9.91%	1.16%	3.20%	6.11%	3.32%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 25 - Allowance for Credit Losses - Loan Portfolios
December 31, 2019
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Specific ALLL	$20,533	$6	$-	$61	$42,804	$21,822	$85,226
Impaired loans	$399,549	$119	$-	$507	$531,855	$100,791	$1,032,821
Specific ALLL to impaired loans	5.14%	5.04%	-%	12.03%	8.05%	21.65%	8.25%
General ALLL	$126,519	$4,772	$630	$10,707	$78,304	$171,550	$392,482
Loans held-in-portfolio, excluding impaired loans	$11,913,202	$830,973	$22,105	$1,059,000	$6,651,677	$5,897,095	$26,374,052
General ALLL to loans held-in-portfolio, excluding impaired loans	1.06%	0.57%	2.85%	1.01%	1.18%	2.91%	1.49%
Total ALLL	$147,052	$4,778	$630	$10,768	$121,108	$193,372	$477,708
Total loans held-in-portfolio	$12,312,751	$831,092	$22,105	$1,059,507	$7,183,532	$5,997,886	$27,406,873
ALLL to loans held-in-portfolio	1.19%	0.57%	2.85%	1.02%	1.69%	3.22%	1.74%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Annualized net charge offs

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) by loan category for the quarters ended March 31, 2020 and 2019.

Table 26 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio
	Quarter ended March 31, 2020			Quarter ended March 31, 2019
	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Commercial	0.03%	0.01%	0.02%	0.90%	0.24%	0.64%
Construction	(0.05)	(0.09)	(0.08)	(0.08)	―	(0.01)
Leases	1.23	―	1.23	0.63	―	0.63
Legacy	―	(1.93)	(1.93)	―	(11.36)	(11.36)
Mortgage	0.37	―	0.32	0.71	0.11	0.64
Consumer	3.54	2.88	3.49	1.95	3.73	2.09
Total annualized net charge-offs to average loans held-in-portfolio	1.18%	0.17%	0.91%	1.09%	0.38%	0.92%

Net charge-offs (“NCOs”) for the quarter ended March 31, 2020 amounted to $62.5 million, increased slightly by $2.0 million, when compared to the same quarter in 2019. This increase was primarily due to higher NCOs in the BPPR segment, driven by higher consumer NCOs by $25.1 million (mostly auto loans), offset in part by lower commercial NCOs by $16.0 million.

Troubled debt restructurings

The Corporation’s TDR loans amounted to $1.6 billion at March 31, 2020, increasing by $17 million, or approximately 1.06%, from December 31, 2019, mainly driven by higher TDRs in the BPPR segment by $16 million. The increase in BPPR was mostly related to higher mortgage TDRs by $21 million, of which $14 million were government guaranteed loans, partially offset by a decrease of $4 million in the BPPR consumer portfolio. TDRs in accruing status increased by $15 million from December 31, 2019, while non-accruing TDRs increased by $2 million.

In response to the COVID-19 pandemic, the Corporation has entered into loan modifications with eligible customers in mortgage, consumer loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. The Puerto Rico Legislative Assembly has also enacted legislation requiring financial institutions to offer to clients impacted by the COVID-19 pandemic moratoriums on consumer financial products through June 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provided relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since financial institutions may conclude that the borrower is not experiencing financial difficulties. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR.

In accordance with the guidance in the CARES Act and interagency regulatory guidance, the loan modifications completed by the Corporation as part of the COVID-19 relief measures have not been treated as TDRs. Furthermore, these loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans.

At March 31, 2020, the Corporation had completed 6,304 in modifications for residential mortgage loans with an unpaid principal balance of $832 million in response to the COVID-19 pandemic.

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

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2019 Form 10-K.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A - Risk Factors” in our 2019 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors below and in our 2019 Form 10-K.

The risks described in our 2019 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2019 Form 10-K, except for the risks included below which supplement the risk factors described in our 2019 Form 10-K.

The coronavirus (COVID-19) pandemic has significantly disrupted the global economy and the markets in which we operate, which has adversely impacted, and is likely to continue to adversely impact, our business, financial condition and results of operation. Its continued impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in the financial markets, significantly increased unemployment levels worldwide and decreased consumer confidence and commercial activity generally, including in the markets in which we do business, leading to an increased risk of delinquencies, defaults and foreclosures. Governments across the world have ordered the temporary closure of many businesses and the institution of social distancing and shelter in place requirements in response to the pandemic. The COVID-19 pandemic has also contributed to:

• Higher and more volatile credit loss expense and potential for increased charge-offs;

• Ratings downgrades, credit deterioration and defaults in many industries;

• A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets; and

• A decrease in the rates and yields on U.S. Treasury securities, which has led to decreased net interest income.

In Puerto Rico, our primary market, the Governor has issued several executive orders beginning on March 15, 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew and requiring the closure of all businesses, except for certain businesses that provide essential services, including banking and financial institutions. Certain of the restrictions on the operation of businesses have been eased in recent weeks and the government has stated that it may provide for further easing of such restrictions in a manner that gradually allows for the opening of the economy. Significant restrictions on non-essential business activities remain, however, and many businesses, including retail establishments, remain closed or are operating partially. The government of the USVI and state governments in the U.S. mainland, including New York, New Jersey and Florida, where PB has branches, also declared states of emergency as a result of the pandemic, ordered the temporary closure of all non-essential businesses, and ordered its citizens to remain sheltered in place and to observe social distancing, causing a similar significant economic disruption.

The restrictions imposed by governments in response to the outbreak have caused significant disruption to economic activity and a sharp increase in unemployment in Puerto Rico, which has been facing significant fiscal and economic challenges for over a decade, as well as in the other markets in which we operate. Further deterioration of the Puerto Rico and the broader U.S. economy would be expected to adversely affect the ability of our borrowers to comply with their financial obligations and adversely impact demand for our products and services. The disruption in economic activity would be expected to further adversely affect the financial condition of government entities in Puerto Rico and the USVI to which we have exposure.

The COVID-19 pandemic has significantly disrupted our operations and already negatively impacted our business, financial condition and operations. Many of BPPR’s and PB’s branches were temporarily closed in response to the pandemic. Currently, approximately 75% of BPPR’s branches are operating and nearly all of PB’s branches are operating, with some on daily alternating schedules. Furthermore, due to restrictions on non-essential business activities imposed on some of our third-party service providers, certain of BPPR’s lines of business, including mortgage originations, were temporarily suspended from mid-March to early May. To protect the health and safety of our workforce, we have facilitated a significant portion of our workforce to work remotely, which further exposes the Corporation to heightened risks with respect to cyber-security, information security, other operational incidents and its ability to maintain an effective system of internal controls. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

Furthermore, in response to the pandemic, the Corporation has taken measures to ensure the continuity of our operations and the safety of our employees and customers, while providing financial relief to customers through programs such as payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges. The Puerto Rico Legislative Assembly has enacted legislation requiring financial institutions to offer to clients impacted by the COVID-19 pandemic moratoriums on consumer financial products through June 2020. The Federal Government has also approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, that seek to cushion the economic fallout of the pandemic. However, there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact and our participation (or lack of participation) in certain of governmental programs enacted in response to the pandemic could result in reputational harm, litigation and/or regulatory and other government action against the Corporation. Furthermore, moratoriums imposed by Federal and/or state law or provided voluntarily by the Corporation may limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that have benefited from such moratoriums are required to resume loan repayments.

The Corporation’s results for the first quarter of 2020 already reflect the impact during the month of March 2020 of the business disruption and relief measures described above. For example, the Corporation’s revenue streams were impacted during the quarter reflecting the impact of reduced consumer transaction activity, the waiver of certain late fees and service charges, as well as the suspension in mortgage origination and related securitization and loan sale activities. The Corporation also incurred additional expenses related to front-line employee bonuses, the enabling of remote access for employees to work from home, the expansion of employee benefits, as well as the impact of specific measures to prevent the spread of the disease and efforts related to customer relief programs, among other related expenses. During the length of the impact of the pandemic, its effects on certain of the Corporation’s revenue line items, such as interchange income, service charges, debit and credit card fees, mortgage servicing income and gain on sale of mortgage loans, are expected to be more pronounced during at least the second quarter of 2020. The continued effects of the pandemic may also impact the liquidity of the bank holding company and its operating subsidiaries. Moreover, the provision for credit losses for the loans and investments portfolios includes $134 million in incremental reserves due to the expected economic impact of COVID-19. While this provision is based on management’s current best estimate of the impact of the pandemic, there is significant uncertainty with respect to the full extent of its impact and, as a result, the financial impact on the Corporation’s business, financial condition, liquidity, results of operations and capital position may be significantly greater than that estimated by management and reflected in our financial statements for the quarter ended March 31, 2020. The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition (including our regulatory capital and liquidity ratios), as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Even after the pandemic subsides, the global economy may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

The COVID-19 pandemic’s impact on our business, financial condition, liquidity, results of operations and capital position may affect the ability of the Corporation to continue paying dividends to its shareholders or repurchase shares of the Corporation’s common stock, as well as the value of the Corporation’s goodwill and its deferred tax assets.

As a bank holding company, the Corporation depends primarily on dividends from its banking and other operating subsidiaries to fund its cash needs, as well as declare dividends to its shareholders and to repurchase shares of its common stock. If as a result of the effects of the COVID-19 pandemic the Corporation’s banking subsidiaries fail to generate sufficient net income to make dividend payments to the bank holding company, this would be expected to have a negative impact on the Corporation’s financial condition, liquidity, results of operation and capital position and affect the ability of the Corporation to pay dividends to its shareholders and to repurchase shares of its common stock.

Furthermore, the impact of the COVID-19 pandemic may also adversely affect the Corporation’s goodwill and the realizability of its deferred tax assets. For example, a further decline in the Corporation’s stock price related to global and/or regional macroeconomic conditions, the continued weakness in the Puerto Rico economy and fiscal situation, reduced future earnings estimates and the continuance of the current interest rate environment could have a material impact on the determination of the fair value of our reporting units, which could in turn result in an impairment of goodwill. Similarly, the COVID-19 pandemic’s impact on the expected profitability of our businesses may affect the realizability of our deferred tax assets in our Puerto Rico and U.S. operations. An impairment of goodwill or a write-down of the Corporation’s deferred tax assets would affect the Corporation’s financial condition and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. As of March 31, 2020, the maximum number of shares of common stock remaining available for future issuance under this plan was 581,841. In January 2020, the Corporation entered into an accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial share delivery of 7,055,919 shares of common stock. In March 2020, the Corporation received 642,400 additional shares after the early termination of the ASR and added to treasury stock 53,323 shares of common stock related to shares that were withheld under Popular’s employee restricted and performance share awards to satisfy tax requirements.

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1- January 31	7,055,919	$56.69	-	$167,047,411
February 1- February 29	-	-	-	167,047,411
March1- March 31	695,723	36.86	-	148,001,779
Total March 31, 2020	7,751,642	$54.91	-	$148,001,779

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
10.1	Form of Popular, Inc. 2020 Long-Term Equity Incentive Award and Agreement (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: May 11, 2020	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: May 11, 2020	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller