Form 10-Q
period 2020-06-30
POPULAR INC
filed 2020-08-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 84,217,397 shares outstanding as of August 4, 2020.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at June 30, 2020 and
December 31, 2019	6

Unaudited Consolidated Statements of Operations for the quarters
and six months ended June 30, 2020 and 2019	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters and six months ended June 30, 2020 and 2019	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and six months ended June 30, 2020 and 2019	9

Unaudited Consolidated Statements of Cash Flows for the six months
ended June 30, 2020 and 2019	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	134

Item 3. Quantitative and Qualitative Disclosures about Market Risk	180

Item 4. Controls and Procedures	180

Part II – Other Information

Item 1. Legal Proceedings	182

Item 1A. Risk Factors	182

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	185

Item 3. Defaults Upon Senior Securities	186
Item 4. Mine Safety Disclosures	186
Item 5. Other Information	186
Item 6. Exhibits	186
Signatures	187

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

• the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on us, our customers, service providers and third parties;

• the amount of Puerto Rico public sector deposits held at the Corporation, whose future balances are uncertain and difficult to predict and may be impacted by factors such as the amount of Federal funds received by the P.R. Government in connection with the COVID-19 pandemic and the rate of expenditure of such funds, as well as the timeline and outcome of current Puerto Rico debt restructuring proceedings under Title III of PROMESA;

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

Other possible events or factors that could cause our results or performance to differ materially from those expressed in these forward-looking statements include the following:

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

Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operation may constitute forward-looking statements and are subject to the risk that actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including actions taken by governmental authorities in response to the pandemic and the direct and indirect impact of the pandemic on us, our customers, service providers and third parties.

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part II, Item 1. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as “Part II, Item 1A” of the Form 10-Q for the quarter ended March 31, 2020 and of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$435,080	$388,311
Money market investments:
Time deposits with other banks	9,625,278	3,262,286
Total money market investments	9,625,278	3,262,286
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	606	598
Other trading account debt securities	32,954	39,723
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	162,145	202,585
Other debt securities available-for-sale	20,601,308	17,445,888
Debt securities held-to-maturity, at amortized cost (fair value 2020 - $83,656; 2019 - $105,110)	95,429	97,662
Less – Allowance for credit losses	12,735	-
Debt securities held-to-maturity, net	82,694	97,662
Equity securities (realizable value 2020 - $170,954; 2019 - $165,952)	166,476	159,887
Loans held-for-sale, at lower of cost or fair value	68,725	59,203
Loans held-in-portfolio	29,250,076	27,587,856
Less – Unearned income	179,523	180,983
Allowance for credit losses	918,434	477,708
Total loans held-in-portfolio, net	28,152,119	26,929,165
Premises and equipment, net	513,680	556,650
Other real estate	113,940	122,072
Accrued income receivable	220,126	180,871
Mortgage servicing rights, at fair value	141,144	150,906
Other assets	1,833,444	1,819,615
Goodwill	671,122	671,122
Other intangible assets	24,511	28,780
Total assets	$62,845,352	$52,115,324
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$12,520,510	$9,160,173
Interest bearing	41,323,790	34,598,433
Total deposits	53,844,300	43,758,606
Assets sold under agreements to repurchase	153,065	193,378
Notes payable	1,186,274	1,101,608
Other liabilities	1,881,548	1,044,953
Total liabilities	57,065,187	46,098,545
Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2019 - 2,006,391)	22,143	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;104,442,087 shares issued (2019 - 104,392,222) and 84,184,927 shares outstanding (2019 - 95,589,629)	1,044	1,044
Surplus	4,520,333	4,447,412
Retained earnings	2,033,782	2,147,915
Treasury stock - at cost, 20,257,160 shares (2019 - 8,802,593)	(1,016,486)	(459,814)
Accumulated other comprehensive income (loss), net of tax	219,349	(169,938)
Total stockholders’ equity	5,780,165	6,016,779
Total liabilities and stockholders’ equity	$62,845,352	$52,115,324
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2020	2019	2020	2019
Interest income:
Loans	$429,670	$454,204	$880,116	$901,917
Money market investments	2,015	22,534	14,015	51,754
Investment securities	76,884	94,241	164,796	175,277
Total interest income	508,569	570,979	1,058,927	1,128,948
Interest expense:
Deposits	42,780	78,449	104,881	149,275
Short-term borrowings	645	1,656	1,693	3,256
Long-term debt	14,263	14,558	28,377	29,138
Total interest expense	57,688	94,663	134,951	181,669
Net interest income	450,881	476,316	923,976	947,279
Provision for credit losses - loan portfolios	63,104	40,191	252,099	82,016
Provision (reversal) for credit losses - investment securities	(655)	-	81	-
Net interest income after provision for credit losses	388,432	436,125	671,796	865,263
Service charges on deposit accounts	30,163	39,617	71,822	78,308
Other service fees	52,084	74,031	116,857	138,338
Mortgage banking activities (Refer to Note 10)	3,777	(1,773)	10,197	8,153
Net gain (loss), including impairment on equity securities	2,447	528	(281)	1,961
Net profit on trading account debt securities	82	422	573	682
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	2,222	-	3,179	-
Adjustments (expense) to indemnity reserves on loans sold	(1,160)	1,840	(5,953)	1,747
Other operating income	22,440	23,661	42,304	45,567
Total non-interest income	112,055	138,326	238,698	274,756
Operating expenses:
Personnel costs	139,166	141,499	285,997	284,616
Net occupancy expenses	25,487	23,299	50,645	46,836
Equipment expenses	20,844	21,323	42,449	41,028
Other taxes	13,323	12,577	27,004	24,239
Professional fees	92,547	95,248	193,618	182,714
Communications	5,574	5,955	11,528	11,804
Business promotion	12,281	19,119	26,478	33,793
FDIC deposit insurance	5,340	5,278	10,420	10,084
Other real estate owned (OREO) (income) expenses	(344)	1,237	2,135	3,914
Other operating expenses	32,217	35,109	66,296	66,724
Amortization of intangibles	1,796	2,371	4,269	4,683
Total operating expenses	348,231	363,015	720,839	710,435
Income before income tax	152,256	211,436	189,655	429,584
Income tax expense	24,628	40,330	27,725	90,553
Net Income	$127,628	$171,106	$161,930	$339,031
Net Income Applicable to Common Stock	$127,275	$170,175	$160,877	$337,169
Net Income per Common Share – Basic	$1.49	$1.77	$1.83	$3.46
Net Income per Common Share – Diluted	$1.49	$1.76	$1.83	$3.45
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net income	$127,628	$171,106	$161,930	$339,031
Reclassification to retained earnings due to cumulative effect of accounting change	-	-	-	(50)
Other comprehensive income before tax:
Foreign currency translation adjustment	(10,857)	(1,204)	(12,675)	(2,442)
Amortization of net losses of pension and postretirement benefit plans	5,362	5,876	10,724	11,752
Unrealized holding gains on debt securities arising during the period	13,650	143,441	460,767	253,304
Unrealized net losses on cash flow hedges	(580)	(1,138)	(5,282)	(1,820)
Reclassification adjustment for net losses included in net income	2,187	891	3,514	1,921
Other comprehensive income before tax	9,762	147,866	457,048	262,665
Income tax expense	(1,036)	(15,100)	(67,761)	(25,904)
Total other comprehensive income, net of tax	8,726	132,766	389,287	236,761
Comprehensive income, net of tax	$136,354	$303,872	$551,217	$575,792

Tax effect allocated to each component of other comprehensive income:
	Quarters ended		Six months ended,
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Amortization of net losses of pension and postretirement benefit plans	$(2,011)	$(2,204)	$(4,022)	$(4,407)
Unrealized holding gains on debt securities arising during the period	1,524	(12,989)	(63,817)	(21,449)
Unrealized net losses on cash flow hedges	187	427	1,300	672
Reclassification adjustment for net losses included in net income	(736)	(334)	(1,222)	(720)
Income tax expense	$(1,036)	$(15,100)	$(67,761)	$(25,904)
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at March 31, 2019	$1,043	$50,160	$4,313,040	$1,794,644	$(394,848)	$(323,979)	$5,440,060
Net income				171,106			171,106
Issuance of stock	1		930				931
Dividends declared:
Common stock[1]				(28,993)			(28,993)
Preferred stock				(931)			(931)
Common stock purchases					(1,520)		(1,520)
Common stock reissuance			46		697		743
Stock based compensation			2,209		3,463		5,672
Other comprehensive income, net of tax						132,766	132,766
Balance at June 30, 2019	$1,044	$50,160	$4,316,225	$1,935,826	$(392,208)	$(191,213)	$5,719,834
Balance at March 31, 2020	$1,044	$22,143	$4,366,300	$1,940,170	$(870,675)	$210,623	$5,669,605
Net income				127,628			127,628
Issuance of stock			1,131				1,131
Dividends declared:
Common stock[1]				(33,663)			(33,663)
Preferred stock				(353)			(353)
Common stock purchases[2]			153,402		(154,083)		(681)
Common stock reissuance			(548)		2,033		1,485
Stock based compensation			48		6,239		6,287
Other comprehensive income, net of tax						8,726	8,726
Balance at June 30, 2020	$1,044	$22,143	$4,520,333	$2,033,782	$(1,016,486)	$219,349	$5,780,165
[1]	Dividends declared per common share during the quarter ended June 30, 2020 - $0.40 (2019 - $0.30).
[2]

During the quarter ended June 30, 2020, the Corporation completed its previously announced $500 million accelerated share repurchase transaction for 2020 with respect to its common stock. Refer to Note 18 for additional information.

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	$5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				339,031			339,031
Issuance of stock	1		1,723				1,724
Dividends declared:
Common stock[1]				(57,979)			(57,979)
Preferred stock				(1,862)			(1,862)
Common stock purchases[2]			(52,670)		(201,969)		(254,639)
Common stock reissuance			224		2,702		2,926
Stock based compensation			1,342		12,568		13,910
Other comprehensive income, net of tax						236,761	236,761
Balance at June 30, 2019	$1,044	$50,160	$4,316,225	$1,935,826	$(392,208)	$(191,213)	$5,719,834
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	$6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				161,930			161,930
Issuance of stock	-		1,994				1,994
Dividends declared:
Common stock[1]				(69,168)			(69,168)
Preferred stock				(1,053)			(1,053)
Common stock purchases[3]			76,336		(579,818)		(503,482)
Common stock reissuance			(1,111)		5,702		4,591
Preferred stock redemption[4]		(28,017)					(28,017)
Stock based compensation			(4,298)		17,444		13,146
Other comprehensive income, net of tax						389,287	389,287
Balance at June 30, 2020	$1,044	$22,143	$4,520,333	$2,033,782	$(1,016,486)	$219,349	$5,780,165
[1]	Dividends declared per common share during the six months ended June 30, 2020 - $0.80 (2019 - $0.60).
[2]

During the quarter ended March 31, 2019, the Corporation entered into a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

[3]

During the quarter ended March 31, 2020, the Corporation entered into a $500 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. The transaction was completed on May 27, 2020. Refer to Note 18 for additional information.

[4]	On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 18 for additional information.

	For the six months ended June 30,
Disclosure of changes in number of shares:	2020	2019
Preferred Stock:
Balance at beginning of period	2,006,391	2,006,391
Redemption of stock	(1,120,665)	-
Balance at end of period	885,726	2,006,391
Common Stock – Issued:
Balance at beginning of period	104,392,222	104,320,303
Issuance of stock	49,865	37,125
Balance at end of period	104,442,087	104,357,428
Treasury stock	(20,257,160)	(7,654,077)
Common Stock – Outstanding	84,184,927	96,703,351

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$161,930	$339,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	252,180	82,016
Amortization of intangibles	4,269	4,683
Depreciation and amortization of premises and equipment	28,901	28,724
Net accretion of discounts and amortization of premiums and deferred fees	(42,087)	(82,053)
Share-based compensation	7,164	10,408
Fair value adjustments on mortgage servicing rights	12,869	21,011
Adjustments to indemnity reserves on loans sold	5,953	(1,747)
Earnings from investments under the equity method, net of dividends or distributions	(6,425)	(7,257)
Deferred income tax (benefit) expense	(7,824)	75,083
Gain on:
Disposition of premises and equipment and other productive assets	(7,939)	(4,141)
Proceeds from insurance claims	(366)	-
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(12,652)	(5,939)
Sale of foreclosed assets, including write-downs	(5,754)	(9,826)
Acquisitions of loans held-for-sale	(82,812)	(103,233)
Proceeds from sale of loans held-for-sale	24,897	31,063
Net originations on loans held-for-sale	(100,408)	(125,707)
Net decrease (increase) in:
Trading debt securities	176,054	215,569
Equity securities	(3,731)	(5,911)
Accrued income receivable	(54,873)	(4,864)
Other assets	30,513	(3,563)
Net (decrease) increase in:
Interest payable	(3,422)	913
Pension and other postretirement benefits obligation	2,771	10,399
Other liabilities	(71,684)	(125,317)
Total adjustments	145,594	311
Net cash provided by operating activities	307,524	339,342
Cash flows from investing activities:
Net (increase) decrease in money market investments	(6,362,958)	997,694
Purchases of investment securities:
Available-for-sale	(10,313,044)	(9,684,912)
Equity	(20,282)	(12,706)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	8,106,422	6,789,265
Held-to-maturity	3,102	2,980
Proceeds from sale of investment securities:
Equity	17,424	6,047
Net disbursements on loans	(1,159,732)	(324,067)
Proceeds from sale of loans	26,070	29,943
Acquisition of loan portfolios	(123,738)	(312,752)
Payments to acquire other intangible	-	(793)
Return of capital from equity method investments	131	1,397
Payments to acquire equity method investments	(440)	-
Acquisition of premises and equipment	(24,057)	(37,926)
Proceeds from insurance claims	366	-
Proceeds from sale of:
Premises and equipment and other productive assets	14,714	14,815
Foreclosed assets	32,805	59,304
Net cash used in investing activities	(9,803,217)	(2,471,711)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	10,090,333	2,348,495
Assets sold under agreements to repurchase	(40,313)	(48,439)
Other short-term borrowings	-	159,959
Payments of notes payable	(66,989)	(99,758)
Principal payments of finance leases	(1,047)	(837)
Proceeds from issuance of notes payable	151,009	75,000
Proceeds from issuance of common stock	6,585	4,650
Payments for repurchase of redeemable preferred stock	(28,017)	-
Dividends paid	(65,584)	(55,631)
Net payments for repurchase of common stock	(500,282)	(250,410)
Payments related to tax withholding for share-based compensation	(3,200)	(4,229)
Net cash provided by financing activities	9,542,495	2,128,800
Net increase (decrease) in cash and due from banks, and restricted cash	46,802	(3,569)
Cash and due from banks, and restricted cash at beginning of period	394,323	403,251
Cash and due from banks, and restricted cash at the end of the period	$441,125	$399,682
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
FASB ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

The FASB issued ASU 2018-17 in October 2018, which requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest.

		January 1, 2020	The Corporation was not impacted by the adoption of ASU 2018-17 during the first quarter of 2020.

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

January 1, 2020

The Corporation adopted ASU 2017-04 during the first quarter of 2020 and, as such, considered this guidance when performing the interim impairment tests during 2020. Refer to Note 14, Goodwill and other intangible assets, for additional information.

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

The Corporation will avail itself of the option to phase in over a period of three years, beginning on January 1, 2022, the day-one effects on regulatory capital arising from the adoption of CECL. The Corporation was also impacted by the additional disclosures required by CECL. The CECL accounting standard also requires additional disclosures related to delinquencies, collateral types and other credit metrics for loans and investments. Refer to Note 7, Debt securities held- to- maturity, Note 8 -Loans and Note 9- Allowance for credit losses - loans held-in-portfolio for additional disclosures provided in compliance with the new CECL standard.

Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements

FASB ASU 2020-06, Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

The FASB issued ASU 2020-06 in August 2020 which, among other things, simplifies the accounting for convertible instruments and contracts in an entity’s own equity and amends the diluted EPS computation for these instruments.

		January 1, 2022	Upon adoption of this standard, the Corporation will consider these amendments in its evaluation of contracts in its own equity, including accelerated share repurchase transactions.
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

December 31, 2022

The Corporation is currently in the process of identifying its LIBOR-based contracts that will be impacted by the cessation of LIBOR, incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. Notwithstanding these efforts, the Corporation expects to utilize the optional expedients provided by ASU 2020-04 for contracts left unmodified.

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

In connection with the implementation of the CECL new accounting standard, the Corporation has made changes to certain of its accounting policies related to its loans portfolio, debt securities portfolio and allowance for credit losses (“ACL”).

Investment securities

Debt securities that the Corporation has the intent and ability to hold to maturity are classified as debt securities held-to-maturity and reported at amortized cost. An ACL is established for the expected credit losses over the remaining term of debt securities-held-to-maturity. The Corporation has established a methodology to estimate credit losses which considers qualitative factors, including internal credit ratings and the underlying source of repayment in determining the amount of expected credit losses. Debt securities held-to-maturity are written-off through the ACL when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The ACL is estimated by leveraging the expected loss framework for mortgages in the case of securities collateralized by 2nd lien loans and the commercial C&I models for municipal bonds. As part of this framework, internal factors are stressed, as a qualitative adjustment, to reflect current conditions that are not necessarily captured within the historical loss experience. The modeling framework includes a 2-year reasonable and supportable period gradually reverting, over a 1-year horizon, to historical information at the model input level.

Debt securities classified as available-for-sale are reported at fair value. Declines in fair value below the securities’ amortized cost which are not related to estimated credit losses are recorded through other comprehensive income or loss, net of taxes. If the Corporation intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. Credit losses relating to available-for-sale debt securities should be recorded through an ACL, which will be limited to the difference between the amortized cost and the fair value of the asset. The ACL should be established for the expected credit losses over the remaining term of debt security. The Corporation’s portfolio of available-for-sale securities is comprised mainly of U.S. Treasury notes and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no ACL has been established. The Corporation monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary. Debt securities available-for-sale are written-off when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset.

Loans

Purchased loans with no evidence of credit deterioration since origination are accounted at fair value upon acquisition. Credit discounts are included in the determination of fair value and are amortized over the remaining contractual term using the effective interest method. An ACL is recognized as a provision expense for expected losses over the remaining life of the loans.

Loans acquired with deteriorated credit quality

PCD loans are defined as those with evidence of a more-than-insignificant deterioration in a loan’s credit quality since origination. PCD loans are initially recorded at its purchase price plus an estimated ACL. Upon the acquisition of a PCD loan, the Corporation makes an estimate of the expected credit losses over the remaining contractual term of each individual loan. The estimated credit losses over the life of the loan is recorded as an allowance of credit losses with a corresponding addition to the loan purchase price. The amount of the purchase premium or discount which is not related to credit risk is amortized over the life of the loan through net interest income using the effective interest method or a method that approximates the effective interest method. Changes in expected credit losses are recorded as an increase or decrease to the ACL with a corresponding charge (reverse) to the provision for credit losses in the Consolidated Statement of Operations.

Refer to Note 8 to the Consolidated Financial Statements for additional information with respect to loans acquired with deteriorated credit quality.

Allowance for credit losses – loans portfolio

The Corporation establishes an ACL for its loan portfolio based on its estimate of credit losses over the remaining contractual term of the loans, adjusted for expected prepayments. An ACL is recognized for all loans including originated and purchased loans, since inception, with a corresponding charge to the provision for loan losses, except for PCD loans for which the ACL at acquisition is recorded as an addition to the purchase price with subsequent changes recorded in earnings.

The Corporation has established a methodology to estimate the ACL which includes a reasonable and supportable forecast period for estimating credit losses, considering quantitative and qualitative factors as well as the economic outlook. As part of this methodology management will evaluate various macroeconomic scenarios, provided by third parties, before selecting a forward-looking scenario for loss estimation. This evaluation may include benchmarking procedures as well as careful analysis of the underlying assumptions used to build the scenarios. The Corporation may process, from time to time, additional macroeconomic scenarios as part of its qualitative adjustment framework.

The macroeconomic variables chosen to estimate credit losses were selected by combining quantitative procedures with expert judgment. These variables were determined to be the best predictors of expected credit losses within the Corporation’s loan portfolios and include drivers such as unemployment rate, different measures of employment levels, house prices, gross domestic product and measures of disposable income, amongst others. The loss estimation framework includes a reasonable and supportable period of 2 years for PR portfolios, gradually reverting, over a 1-year horizon, to historical macroeconomic variables at the model input level. For the US portfolio the reasonable and supportable period considers the contractual life of the asset, impacted by prepayments, except for the US CRE portfolio. The US CRE portfolio utilizes a 2-year reasonable and supportable period gradually reverting, over a 1-year horizon, to historical information at the output level.

The Corporation developed loan level quantitative models distributed by geography and loan type. This segmentation was determined by evaluating their risk characteristics, which include default patterns, source of repayment, type of collateral, and lending channels, amongst others. The modeling framework includes competing risk models to generate lifetime defaults and prepayments, and other loan level modeling techniques to estimate loss severity. Recoveries on future losses are contemplated as part of the loss severity modeling. These parameters are estimated by combining internal risk factors with macroeconomic expectations. In order to generate the expected credit losses, the output of these models is combined with loan level repayment information. The internal risk factors contemplated within the models may include borrowers’ credit scores, loan-to-value, delinquency status, risk ratings, interest rate, loan term, loan age and type of collateral, amongst others.

The ACL also includes a qualitative framework that addresses two main components: losses that are expected but not captured within the quantitative modeling framework, and model imprecision. In order to identify potential losses that are not captured through the models, management evaluated model limitations as well as the different risks covered by the variables used in each quantitative model. This assessment took into consideration factors listed as part of ASC 326-20-55-4. To complement the analysis, management also evaluated sectors that have low levels of historical defaults, but current conditions show the potential for future losses. This type of qualitative adjustment is more prevalent in the commercial portfolios. The model imprecision component of the qualitative adjustments is determined after evaluating model performance for these portfolios through different time periods. This type of qualitative adjustment mainly impacts consumer portfolios.

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

In the case of troubled debt restructurings (“TDRs”), the established framework captures the impact of concessions through discounting modified contractual cash flows, both principal and interest, at the loan’s original effective rate. The impact of these concessions is combined with the expected credit losses generated by the quantitative loss models in order to arrive at the ACL. As a result, the ACL related to TDRs is impacted by the expected macroeconomic conditions.

The Credit Cards portfolio, due to its revolving nature, does not have a specified maturity date. To estimate the average remaining term of this segment, management evaluated the portfolios payment behavior based on internal historical data. These payment behaviors were further classified into sub-categories that accounted for delinquency history and differences between transactors, revolvers and customers that have exhibited mixed transactor/revolver behavior. Transactors are defined as active accounts without any finance charge in the last 6 months. The paydown curves generated for each sub-category are applied to the outstanding exposure at the measurement date using the first-in first-out (FIFO) methodology. These amortization patterns are combined with loan level default and loss severity modeling to arrive at the ACL.

Accrued interest receivable

The amortized basis for loans and investments in debt securities is presented exclusive of accrued interest receivable. The Corporation has elected not to establish an ACL for accrued interest receivable for loans and investments in debt securities, given the Corporation’s non-accrual policies, in which accrual of interest is discontinued and reversed based on the asset’s delinquency status. Refer to Note 2 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the Corporation’s nonaccrual policies.

Reserve for unfunded commitments

The Corporation establishes a reserve for unfunded commitments, based on the estimated losses over the remaining term of the facility. An allowance is not established for commitments that are unconditionally cancellable by the Corporation. Accordingly, no reserve is established for unfunded commitments related to its credit cards portfolio. Reserve for the unfunded portion of credit commitments is presented separately within other liabilities in the Consolidated Statements of Financial Condition.

Guarantees, including indirect guarantees of indebtedness to others

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “Adjustments (expense) to indemnity reserves on loans sold” in the Consolidated Statements of Operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The recourse liability is estimated using loan level statistical techniques. Internal factors that are evaluated include customer credit scores, refreshed loan-to-values, loan age, and outstanding balance, amongst others. The methodology leverages the expected loss framework for mortgage loans and includes macroeconomic expectations based on a 2-year reasonable and supportable period, gradually reverting over a 1-year horizon to historical macroeconomic variables at the input level. Estimated future defaults, prepayments and loss severity are combined with loan level repayment information in order to estimate lifetime expected losses for this portfolio. The reserve for the estimated losses under the credit recourse arrangements is presented separately within other liabilities in the Consolidated Statements of Financial Condition.

Note 5 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 2.2 billion at June 30, 2020 (December 31, 2019 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2020, the Corporation held $33 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2019 - $ 52 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at June 30, 2020 and December 31, 2019.

	At June 30, 2020
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$7,336,056	$14,335	$147	$7,350,244	0.47%
After 1 to 5 years	5,091,320	277,625	-	5,368,945	2.13
After 5 to 10 years	1,201,580	87,461	-	1,289,041	1.70
Total U.S. Treasury securities	13,628,956	379,421	147	14,008,230	1.20
Obligations of U.S. Government sponsored entities
Within 1 year	60,654	485	-	61,139	1.52
After 1 to 5 years	90	-	-	90	5.64
Total obligations of U.S. Government sponsored entities	60,744	485	-	61,229	1.53
Collateralized mortgage obligations - federal agencies
Within 1 year	82	-	-	82	1.64
After 1 to 5 years	590	4	-	594	2.23
After 5 to 10 years	74,444	1,127	-	75,571	1.62
After 10 years	426,048	12,078	144	437,982	2.04
Total collateralized mortgage obligations - federal agencies	501,164	13,209	144	514,229	1.97
Mortgage-backed securities
Within 1 year	6	-	-	6	2.29
After 1 to 5 years	54,804	1,879	9	56,674	2.57
After 5 to 10 years	403,728	14,866	17	418,577	1.75
After 10 years	5,547,035	158,578	1,388	5,704,225	2.33
Total mortgage-backed securities	6,005,573	175,323	1,414	6,179,482	2.30
Other
After 1 to 5 years	272	11	-	283	3.62
Total other	272	11	-	283	3.62
Total debt securities available-for-sale[1]	$20,196,709	$568,449	$1,705	$20,763,453	1.54%
[1]

Includes $16.2 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $14.6 billion serve as collateral for public funds.

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
[1]

Includes $12.2 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $10.9 billion serve as collateral for public funds.

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

There were no securities sold during the six months ended June 30, 2020 and 2019.

The following table present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	At June 30, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$4,998,912	$147	$-	$-	$4,998,912	$147
Collateralized mortgage obligations - federal agencies	5,546	82	16,314	62	21,860	144
Mortgage-backed securities	190,994	827	78,964	587	269,958	1,414
Total debt securities available-for-sale in an unrealized loss position	$5,195,452	$1,056	$95,278	$649	$5,290,730	$1,705

	At December 31, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$2,439,114	$9,798	$452,784	$808	$2,891,898	$10,606
Obligations of U.S. Government sponsored entities	9,973	4	99,846	107	109,819	111
Collateralized mortgage obligations - federal agencies	114,603	537	310,315	7,016	424,918	7,553
Mortgage-backed securities	179,312	693	1,784,414	20,854	1,963,726	21,547
Total debt securities available-for-sale in an unrealized loss position	$2,743,002	$11,032	$2,647,359	$28,785	$5,390,361	$39,817

As of June 30, 2020, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $2 million, driven mainly by mortgage-backed securities.

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

	June 30, 2020		December 31, 2019

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,712,676	$2,812,828	$3,113,373	$3,129,538
Freddie Mac	1,633,940	1,691,433	1,623,116	1,638,796

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at June 30, 2020 and December 31, 2019.

	At June 30, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,920	$167	$3,753	$-	$84	$3,669	6.05%
After 1 to 5 years	16,390	1,586	14,804	-	61	14,743	6.13
After 5 to 10 years	16,660	1,354	15,306	-	939	14,367	2.81
After 10 years	46,358	9,628	36,730	4,265	2,221	38,774	1.63
Total obligations of Puerto Rico, States and political subdivisions	83,328	12,735	70,593	4,265	3,305	71,553	2.96
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	40	-	40	2	-	42	6.44
Total collateralized mortgage obligations - federal agencies	40	-	40	2	-	42	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	500	-	-	500	2.97
Total other	500	-	500	-	-	500	2.97
Total debt securities held-to-maturity	$95,429	$12,735	$82,694	$4,267	$3,305	$83,656	3.39%

	At December 31, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,745	$-	$11	$3,734	6.01%
After 1 to 5 years	17,580	-	320	17,260	6.11
After 5 to 10 years	18,195	-	1,607	16,588	3.11
After 10 years	46,036	9,384	-	55,420	1.67
Total obligations of Puerto Rico, States and political subdivisions	85,556	9,384	1,938	93,002	3.08
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	45	2	-	47	6.44
Total collateralized mortgage obligations - federal agencies	45	2	-	47	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$97,662	$9,386	$1,938	$105,110	3.49%

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

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2020 includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $38 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2019.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

June 30, 2020
(In thousands)	Securities issued by Puerto Rico Municipalities
Watch	$22,230
Special Mention	15,395
Ending Balance	$37,625

The portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $45 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions. These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. The average refreshed FICO score for the representative sample, comprised of 65% of the nominal value of the securities, used for the June 30, 2020 loss estimate was of 690. The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

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

Delinquency status

At June 30, 2020 there are no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type for the period ended June 30, 2020.

For the quarter ended June 30, 2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$13,390
Provision for credit loss expense (reversal of provision)	(655)
Securities charged-off	-
Recoveries	-
Ending Balance	$12,735

For the six months ended June 30, 2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance, January 1, 2020	$-
Impact of adopting CECL	12,654
Provision for credit loss expense (reversal of provision)	81
Securities charged-off	-
Recoveries	-
Ending Balance	$12,735

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions, includes $3.2 million for securities issued by municipalities of Puerto Rico, and $9.5 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties.

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 - Summary of significant accounting policies of the 2019 Form 10-K and Note 4 in this Form 10-Q.

During the quarter and six months ended June 30, 2020, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $57 million and $142 million, respectively; including $2 million and $6 million in PCD loans, respectively; commercial loans of $2 million and $3 million, respectively, and consumer loans of $10 thousand and $56 million, respectively. During the quarter and six months ended June 30, 2019, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $104 million and $185 million, respectively; consumer loans of $89 million and $158 million, respectively; and commercial loans (including loan participations) of $29 million and $43 million, respectively.

The Corporation performed whole-loan sales involving approximately $29 million and $39 million of residential mortgage loans during the quarter and six months ended June 30, 2020, respectively (June 30, 2019 - $15 million and $28 million, respectively). Also, the Corporation securitized approximately $63 million and $ 114 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2020, respectively (June 30, 2019 - $ 88 million and $159 million, respectively). Furthermore, the Corporation securitized approximately $ 6 million and $ 40 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2020, respectively (June 30, 2019 - $ 31 million and $ 52 million, respectively). During the quarter and six months ended June 30, 2020, the Corporation performed sales of commercial and construction loans, including loan participations amounting to $4 million and $6 million, respectively (June 30, 2019 - $25 million and $33 million, respectively).

Delinquency status

The following tables present the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at June 30, 2020 and December 31, 2019.

June 30, 2020
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[1]	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$1,641	$2,524	$1,368	$5,533	$142,630	$148,163	$1,368	$-
Commercial real estate:
Non-owner occupied	24,091	4,120	108,671	136,882	1,940,018	2,076,900	108,671	-
Owner occupied	19,439	5,471	101,112	126,022	1,554,153	1,680,175	101,112	-
Commercial and industrial	5,422	15,404	43,892	64,718	4,382,221	4,446,939	42,739	1,153
Construction	-	-	-	-	176,612	176,612	-	-
Mortgage	279,498	123,158	1,256,359	1,659,015	4,751,803	6,410,818	397,262	859,097	[2]
Leasing	11,386	10,355	4,751	26,492	1,071,696	1,098,188	4,751	-
Consumer:
Credit cards	9,128	15,424	17,849	42,401	934,981	977,382	-	17,849
Home equity lines of credit	14	262	6	282	4,284	4,566	-	6
Personal	20,485	13,730	34,834	69,049	1,300,646	1,369,695	34,834	-
Auto	64,977	29,813	22,111	116,901	2,787,423	2,904,324	22,111	-
Other	700	344	14,426	15,470	114,971	130,441	13,755	671
Total	$436,781	$220,605	$1,605,379	$2,262,765	$19,161,438	$21,424,203	$726,603	$878,776
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

[2]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include loans rebooked, which were previously pooled into GNMA securities amounting to $522 million. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

June 30, 2020
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$-	$366	$2,097	$2,463	$1,637,996	$1,640,459	$2,097	$-
Commercial real estate:
Non-owner occupied	1,692	5,136	397	7,225	1,945,365	1,952,590	397	-
Owner occupied	1,010	-	352	1,362	345,412	346,774	352	-
Commercial and industrial	4,441	6,061	4,392	14,894	1,428,188	1,443,082	4,392	-
Construction	23,209	9,600	-	32,809	719,086	751,895	-	-
Mortgage	2,532	4,477	14,144	21,153	1,089,824	1,110,977	14,144	-
Legacy	29	83	2,001	2,113	14,887	17,000	2,001	-
Consumer:
Credit cards	-	-	-	-	26	26	-	-
Home equity lines of credit	1,715	655	8,242	10,612	100,095	110,707	8,242	-
Personal	1,638	1,524	1,976	5,138	266,330	271,468	1,976	-
Other	-	-	-	-	1,372	1,372	-	-
Total	$36,266	$27,902	$33,601	$97,769	$7,548,581	$7,646,350	$33,601	$-

June 30, 2020
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[3]	past due	Current	Loans HIP[4] [5]	loans	loans
Commercial multi-family	$1,641	$2,890	$3,465	$7,996	$1,780,626	$1,788,622	$3,465	$-
Commercial real estate:
Non-owner occupied	25,783	9,256	109,068	144,107	3,885,383	4,029,490	109,068	-
Owner occupied	20,449	5,471	101,464	127,384	1,899,565	2,026,949	101,464	-
Commercial and industrial	9,863	21,465	48,284	79,612	5,810,409	5,890,021	47,131	1,153
Construction	23,209	9,600	-	32,809	895,698	928,507	-	-
Mortgage[1]	282,030	127,635	1,270,503	1,680,168	5,841,627	7,521,795	411,406	859,097	[6]
Leasing	11,386	10,355	4,751	26,492	1,071,696	1,098,188	4,751	-
Legacy[2]	29	83	2,001	2,113	14,887	17,000	2,001	-
Consumer:
Credit cards	9,128	15,424	17,849	42,401	935,007	977,408	-	17,849
Home equity lines of credit	1,729	917	8,248	10,894	104,379	115,273	8,242	6
Personal	22,123	15,254	36,810	74,187	1,566,976	1,641,163	36,810	-
Auto	64,977	29,813	22,111	116,901	2,787,423	2,904,324	22,111	-
Other	700	344	14,426	15,470	116,343	131,813	13,755	671
Total	$473,047	$248,507	$1,638,980	$2,360,534	$26,710,019	$29,070,553	$760,204	$878,776
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

[4]	Loans held-in-portfolio are net of $ 180 million in unearned income and exclude $ 69 million in loans held-for-sale.
[5]

Includes $7.1 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.5 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.6 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

[6]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include loans rebooked, which were previously pooled into GNMA securities amounting to $522 million. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

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

Recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) when 15 months delinquent as to principal or interest, since the principal repayment on these loans is insured.

At June 30, 2020, mortgage loans held-in-portfolio include $1.8 billion of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $859 million are 90 days or more past due, including $522 million of loans rebooked under the GNMA buyback option, discussed below (December 31, 2019 - $1.4 billion, $441 million and $103 million, respectively). Within this portfolio, loans in a delinquency status of 90 days or more are reported as accruing loans as opposed to non-performing since the principal repayment is insured. These balances include $234 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of June 30, 2020 (December 31, 2019 - $213 million). Additionally, the Corporation has approximately $62 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at June 30, 2020 (December 31, 2019 - $65 million).

Loans with a delinquency status of 90 days past due as of June 30, 2020 include $522 million in loans previously pooled into GNMA securities (December 31, 2019 - $103 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following table presents the amortized cost basis of non-accrual loans as of June 30, 2020 by class of loans and the related interest income recognized on these loans:

June 30, 2020
	Puerto Rico			Popular U.S.			Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized
Commercial multi-family	$-	$1,368	$-	$-	$2,097	$-	$-	$3,465	$-
Commercial real estate non-owner occupied	40,648	68,023	232	-	397	-	40,648	68,420	232
Commercial real estate owner occupied	30,622	70,490	428	-	352	-	30,622	70,842	428
Commercial and industrial	25,403	17,336	196	3,746	646	-	29,149	17,982	196
Mortgage	143,201	254,061	1,218	615	13,529	8	143,816	267,590	1,226
Leasing	30	4,721	1	-	-	-	30	4,721	1
Legacy	-	-	-	-	2,001	-	-	2,001	-
Consumer:
HELOCs	-	-	-	-	8,242	-	-	8,242	-
Personal	5,958	28,876	288	-	1,976	3	5,958	30,852	291
Auto	43	22,068	336	-	-	-	43	22,068	336
Other	-	13,755	119	-	-	-	-	13,755	119
Total	$245,905	$480,698	$2,818	$4,361	$29,240	$11	$250,266	$509,938	$2,829

Loans in non-accrual status with no allowance include $241 million in collateral dependent loans.

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

The following table present the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of June 30, 2020:

	June 30, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial real estate:
Non-owner occupied	$295,441	$-	$-	$-	$-	$-	$295,441
Owner occupied	60,594	-	-	-	-	-	60,594
Commercial and industrial	3,862	-	-	-	13,359	15,165	32,386
Mortgage	188,084	-	-	-	-	-	188,084
Leases	-	31	-	-	-	-	31
Consumer:
Personal	5,776	-	-	-	-	-	5,776
Auto	-	43	-	-	-	-	43
Total Puerto Rico	$553,757	$74	$-	$-	$13,359	$15,165	$582,355
Popular U.S.
Commercial multi-family	$2,097	$-	$-	$-	$-	$-	$2,097
Commercial and industrial	-	-	-	3,747	-	-	3,747
Mortgage	717	-	-	-	-	-	717
Total Popular U.S.	$2,814	$-	$-	$3,747	$-	$-	$6,561
Popular, Inc.
Commercial multi-family	$2,097	$-	$-	$-	$-	$-	$2,097
Commercial real estate:
Non-owner occupied	295,441	-	-	-	-	-	295,441
Owner occupied	60,594	-	-	-	-	-	60,594
Commercial and industrial	3,862	-	-	3,747	13,359	15,165	36,133
Mortgage	188,801	-	-	-	-	-	188,801
Leases	-	31	-	-	-	-	31
Consumer:
Personal	5,776	-	-	-	-	-	5,776
Auto	-	43	-	-	-	-	43
Total Popular, Inc.	$556,571	$74	$-	$3,747	$13,359	$15,165	$588,916

Purchased Credit Deteriorated Loans (PCD)

The Corporation has purchased loans during the quarter and six months ended, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	For the quarter ended June 30, 2020	For the six months ended June 30, 2020
Purchase price of loans at acquisition	$1,627	$4,739
Allowance for credit losses at acquisition	567	996
Non-credit discount/premium at acquisition	74	212
Par value of acquired loans at acquisition	$2,268	$5,947

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30.

The outstanding principal balance of acquired loans accounted pursuant to ASC Subtopic 310-30, amounted $1.9 billion at December 31, 2019. The carrying amount of these loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”).

The following table provides the carrying amount of acquired loans accounted for under ASC 310-30 by portfolio at December 31, 2019.

Carrying amount
(In thousands)	December 31, 2019
Commercial real estate	$670,566
Commercial and industrial	104,756
Mortgage	856,618
Consumer	11,778
Carrying amount	1,643,718
Allowance for loan losses	(74,039)
Carrying amount, net of allowance	$1,569,679

At December 31, 2019, none of the acquired loans accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarter and six months ended June 30, 2019, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended June 30, 2019	For the six months ended June 30, 2019
Beginning balance	$1,831,257	$1,883,556
Additions	10,528	15,748
Accretion	38,177	75,581
Collections / loan sales / charge-offs	(90,725)	(185,648)
Ending balance[1]	$1,789,237	$1,789,237
Allowance for loan losses	(120,818)	(120,818)
Ending balance, net of ALLL	$1,668,419	$1,668,419
[1]	At June 30, 2019, includes $1.3 billion of loans considered non-credit impaired at the acquisition date.

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended June 30, 2019	For the six months ended June 30, 2019
Beginning balance	$1,068,167	$1,092,504
Additions	8,976	11,866
Accretion	(38,177)	(75,581)
Change in expected cash flows	3,441	13,618
Ending balance[1]	$1,042,407	$1,042,407
[1]	At June 30, 2019, includes $ 0.7 billion of loans considered non-credit impaired at the acquisition date.

Note 9 – Allowance for credit losses – loans held-in-portfolio

The Corporation follows the current expected credit loss (“CECL”) model, to establish and evaluate the adequacy of the allowance for credit losses (“ACL”) to provide for expected losses in the loan portfolio. This model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. In addition, CECL provides that the initial allowance for credit losses on purchased credit deteriorated (“PCD”) financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The provision for credit losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the ACL. Refer to Note 4 - Summary of significant accounting policies, for a description of the Corporation’s methodology to estimate the ACL.

As part of the first quarter’s ACL calculation, the Corporation selected Moody’s Analytics March 27th S3 Downside Scenario. This scenario, which contemplates a double-dip recession, had the recession peaking during the second quarter of 2020. During that quarter US real GDP declined by 25%, and the US unemployment rate increased to 13%. This scenario had a similar path for the PR economy in the second quarter of 2020 where economic activity decreased by 18%, and the unemployment rate peaked at 13.5%. After a modest rebound in the third quarter of 2020, the economy continued its decline through the first half of 2021 with a sustained recovery beginning during the second quarter of 2021. The unemployment rate for 2021 averaged 9.8% and 11.7% for the US and PR, respectively.

In order to calculate the ACL for the second quarter, the Corporation selected Moody’s Analytics June Baseline scenario. This scenario exhibits greater deterioration in the economy at its peak, with US and PR economic activity declining by 33.4% and 24.6% during the second quarter of 2020, respectively, while unemployment rate increases to 14.0% and 14.4% for the US and PR, respectively. This scenario includes a significant pickup in economic activity during the third quarter of 2020, in part driven by federal stimulus and the resumption of economic activity in the different states. However, from the fourth quarter of 2020 through the second quarter of 2021, the economy experiences a slow, U-Shaped recovery. Unemployment levels remained elevated during 2021 with the unemployment rate averaging 9.3% and 11.5% for the US and PR, respectively. Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

The following tables present the changes in the allowance for credit losses, and loan ending balances for the quarters and six months ended June 30, 2020 and 2019.

For the quarter ended June 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,850	$419	$202,800	$12,589	$333,277	$756,935
Provision (reversal of provision)	8,174	(260)	3,437	3,894	45,178	60,423
Initial allowance for credit losses - PCD Loans	-	-	567	-	-	567
Charge-offs	(2,746)	-	(9,417)	(3,949)	(57,902)	(74,014)
Recoveries	1,649	195	1,863	559	7,605	11,871
Ending balance	$214,927	$354	$199,250	$13,093	$328,158	$755,782

For the quarter ended June 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$97,198	$2,172	$24,287	$2,026	$37,098	$162,781
Provision (reversal of provision)	1,934	3,891	(1,319)	139	(1,964)	2,681
Charge-offs	(386)	-	(7)	(5)	(4,873)	(5,271)
Recoveries	1,283	-	26	(108)	1,260	2,461
Ending balance	$100,029	$6,063	$22,987	$2,052	$31,521	$162,652

For the quarter ended June 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$305,048	$2,591	$227,087	$2,026	$12,589	$370,375	$919,716
Provision (reversal of provision)	10,108	3,631	2,118	139	3,894	43,214	63,104
Initial allowance for credit losses - PCD Loans	-	-	567	-	-	-	567
Charge-offs	(3,132)	-	(9,424)	(5)	(3,949)	(62,775)	(79,285)
Recoveries	2,932	195	1,889	(108)	559	8,865	14,332
Ending balance	$314,956	$6,417	$222,237	$2,052	$13,093	$359,679	$918,434

For the six months ended June 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision (reversal of provision)	23,148	(549)	8,984	9,735	132,109	173,427
Initial allowance for credit losses - PCD Loans	-	-	996	-	-	996
Charge-offs	(5,740)	-	(17,723)	(7,724)	(115,986)	(147,173)
Recoveries	4,063	214	4,631	1,027	15,578	25,513
Ending balance	$214,927	$354	$199,250	$13,093	$328,158	$755,782

For the six months ended June 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$15,989	$4,204	$4,827	$630	$19,407	$45,057
Impact of adopting CECL	29,103	(2,986)	10,431	382	7,809	44,739
Provision (reversal of provision)	54,140	4,690	7,709	1,052	11,081	78,672
Charge-offs	(954)	-	(16)	(14)	(9,811)	(10,795)
Recoveries	1,751	155	36	2	3,035	4,979
Ending balance	$100,029	$6,063	$22,987	$2,052	$31,521	$162,652

For the six months ended June 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$147,052	$4,778	$121,108	$630	$10,768	$193,372	$477,708
Impact of adopting CECL	91,496	(2,871)	96,512	382	(713)	130,301	315,107
Provision (reversal of provision)	77,288	4,141	16,693	1,052	9,735	143,190	252,099
Initial allowance for credit losses - PCD Loans	-	-	996	-	-	-	996
Charge-offs	(6,694)	-	(17,739)	(14)	(7,724)	(125,797)	(157,968)
Recoveries	5,814	369	4,667	2	1,027	18,613	30,492
Ending balance	$314,956	$6,417	$222,237	$2,052	$13,093	$359,679	$918,434

For the quarter ended June 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$188,931	$822	$137,856	$9,109	$147,665	$484,383
Provision (reversal of provision)	1,480	2,120	(1,213)	(572)	27,160	28,975
Charge-offs	(5,395)	(30)	(9,996)	(2,331)	(37,920)	(55,672)
Recoveries	5,211	84	1,283	701	11,226	18,505
Ending balance	$190,227	$2,996	$127,930	$6,907	$148,131	$476,191
Specific ALLL	$31,698	$90	$41,158	$234	$22,592	$95,772
General ALLL	$158,529	$2,906	$86,772	$6,673	$125,539	$380,419
Loans held-in-portfolio:
Impaired loans	$386,310	$1,788	$521,257	$865	$98,901	$1,009,121
Loans held-in-portfolio excluding impaired loans	6,953,539	107,170	5,781,701	990,681	5,199,449	19,032,540
Total loans held-in-portfolio	$7,339,849	$108,958	$6,302,958	$991,546	$5,298,350	$20,041,661

For the quarter ended June 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,558	$6,674	$4,442	$829	$18,742	$66,245
Provision (reversal of provision)	5,535	213	374	(332)	5,426	11,216
Charge-offs	(6,344)	-	(343)	(20)	(5,609)	(12,316)
Recoveries	553	-	113	297	1,367	2,330
Ending balance	$35,302	$6,887	$4,586	$774	$19,926	$67,475
Specific ALLL	$-	$-	$2,392	$-	$1,863	$4,255
General ALLL	$35,302	$6,887	$2,194	$774	$18,063	$63,220
Loans held-in-portfolio:
Impaired loans	$3,961	$12,060	$9,393	$-	$9,950	$35,364
Loans held-in-portfolio excluding impaired loans	4,872,793	704,401	886,608	23,893	441,025	6,928,720
Total loans held-in-portfolio	$4,876,754	$716,461	$896,001	$23,893	$450,975	$6,964,084

For the quarter ended June 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$224,489	$7,496	$142,298	$829	$9,109	$166,407	$550,628
Provision (reversal of provision)	7,015	2,333	(839)	(332)	(572)	32,586	40,191
Charge-offs	(11,739)	(30)	(10,339)	(20)	(2,331)	(43,529)	(67,988)
Recoveries	5,764	84	1,396	297	701	12,593	20,835
Ending balance	$225,529	$9,883	$132,516	$774	$6,907	$168,057	$543,666
Specific ALLL	$31,698	$90	$43,550	$-	$234	$24,455	$100,027
General ALLL	$193,831	$9,793	$88,966	$774	$6,673	$143,602	$443,639
Loans held-in-portfolio:
Impaired loans	$390,271	$13,848	$530,650	$-	$865	$108,851	$1,044,485
Loans held-in-portfolio excluding impaired loans	11,826,332	811,571	6,668,309	23,893	990,681	5,640,474	25,961,260
Total loans held-in-portfolio	$12,216,603	$825,419	$7,198,959	$23,893	$991,546	$5,749,325	$27,005,745

For the six months ended June 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(209)	2,039	4,848	(1,463)	55,214	60,429
Charge-offs	(24,856)	(52)	(23,170)	(4,427)	(73,789)	(126,294)
Recoveries	8,078	123	3,274	1,311	22,112	34,898
Ending balance	$190,227	$2,996	$127,930	$6,907	$148,131	$476,191
Specific ALLL	$31,698	$90	$41,158	$234	$22,592	$95,772
General ALLL	$158,529	$2,906	$86,772	$6,673	$125,539	$380,419
Loans held-in-portfolio:
Impaired loans	$386,310	$1,788	$521,257	$865	$98,901	$1,009,121
Loans held-in-portfolio excluding impaired loans	6,953,539	107,170	5,781,701	990,681	5,199,449	19,032,540
Total loans held-in-portfolio	$7,339,849	$108,958	$6,302,958	$991,546	$5,298,350	$20,041,661

For the six months ended June 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	12,026	341	611	(1,187)	9,796	21,587
Charge-offs	(9,825)	-	(594)	144	(11,260)	(21,535)
Recoveries	1,200	8	135	848	3,042	5,233
Ending balance	$35,302	$6,887	$4,586	$774	$19,926	$67,475
Specific ALLL	$-	$-	$2,392	$-	$1,863	$4,255
General ALLL	$35,302	$6,887	$2,194	$774	$18,063	$63,220
Loans held-in-portfolio:
Impaired loans	$3,961	$12,060	$9,393	$-	$9,950	$35,364
Loans held-in-portfolio excluding impaired loans	4,872,793	704,401	886,608	23,893	441,025	6,928,720
Total loans held-in-portfolio	$4,876,754	$716,461	$896,001	$23,893	$450,975	$6,964,084

For the six months ended June 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	11,817	2,380	5,459	(1,187)	(1,463)	65,010	82,016
Charge-offs	(34,681)	(52)	(23,764)	144	(4,427)	(85,049)	(147,829)
Recoveries	9,278	131	3,409	848	1,311	25,154	40,131
Ending balance	$225,529	$9,883	$132,516	$774	$6,907	$168,057	$543,666
Specific ALLL	$31,698	$90	$43,550	$-	$234	$24,455	$100,027
General ALLL	$193,831	$9,793	$88,966	$774	$6,673	$143,602	$443,639
Loans held-in-portfolio:
Impaired loans	$390,271	$13,848	$530,650	$-	$865	$108,851	$1,044,485
Loans held-in-portfolio excluding impaired loans	11,826,332	811,571	6,668,309	23,893	990,681	5,640,474	25,961,260
Total loans held-in-portfolio	$12,216,603	$825,419	$7,198,959	$23,893	$991,546	$5,749,325	$27,005,745

The following table presents the changes in the allowance for credit losses on unfunded commitments, which is presented as part of Other Liabilities, for the quarters and six months ended June 30, 2020 and 2019.

	For the quarters ended		For the six months ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Allowance for credit losses on unfunded commitments:
Balance at beginning of period	$4,466	$8,335	$8,717	$8,216
Impact of adopting CECL	-	-	(5,460)	-
Provision	2,251	400	3,460	519
Ending balance	$6,717	$8,735	$6,717	$8,735

The following table provides the activity in the allowance for credit losses related to loans accounted for pursuant to ASC Subtopic 310-30.

	For the quarters ended	For the six months ended
(In thousands)	June 30, 2019	June 30, 2019
Balance at beginning of period	$124,147	$122,135
Provision (reversal of provision)	4,884	12,610
Net charge-offs	(8,213)	(13,927)
Balance at end of period	$120,818	$120,818

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2019 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $ 1.6 billion at June 30, 2020 (December 31, 2019 - $ 1.6 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $13 million related to the commercial loan portfolio at June 30, 2020 (December 31, 2019 - $14 million).

At June 30, 2020, the mortgage loan TDRs include $642 million guaranteed by U.S. sponsored entities at BPPR, compared to $625 million at December 31, 2019.

In response to the COVID-19 pandemic, the Corporation has entered into loan modifications with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and recently extended relief with respect to mortgage products through August 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provided relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR.

At June 30, 2020, the Corporation had granted a loan payment moratorium to 116,226 eligible retail customers with an aggregate book value of $3.9 billion, and to 5,003 eligible commercial clients with an aggregate book value of $4.1 billion in response to the COVID-19 pandemic. Taking into consideration the criteria of whether the borrower was in financial difficulties at the time of the deferral and whether the deferral period was more than insignificant, these payment deferrals as a result of the pandemic have not resulted in a significant increase in TDR loans.

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at June 30, 2020 and December 31, 2019.

	June 30, 2020				December 31, 2019
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$240,650	$108,075	$348,725	$23,751	$237,861	$111,587	$349,448	$16,443
Construction	-	-	-	-	-	119	119	6
Mortgage	1,036,728	119,057	1,155,785	69,266	1,013,561	126,036	1,139,597	42,012
Leases	382	192	574	35	264	243	507	61
Consumer	78,829	15,265	94,094	27,317	82,205	15,808	98,013	21,404
Loans held-in-portfolio	$1,356,589	$242,589	$1,599,178	$120,369	$1,333,891	$253,793	$1,587,684	$79,926

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2020 and 2019. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended June 30, 2020				For the six months ended June 30, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	1	-	-
Commercial real estate non-owner occupied	-	1	-	-	-	2	-	1
Commercial real estate owner occupied	-	13	-	-	-	19	-	-
Commercial and industrial	-	15	-	-	1	26	-	-
Mortgage	-	-	14	72	2	26	161	72
Leasing	-	-	-	11	-	-	3	11
Consumer:
Credit cards	404	-	-	52	552	-	-	65
HELOCs	-	1	-	-	-	1	1	-
Personal	78	1	-	-	178	2	-	1
Auto	-	-	-	8	-	1	2	8
Other	1	-	-	-	2	-	-	-
Total	483	32	14	143	735	78	167	158

	Popular, Inc.
	For the quarter ended June 30, 2019				For the six months ended June 30, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	1	-	-
Commercial real estate non-owner occupied	-	2	-	-	-	3	-	-
Commercial real estate owner occupied	1	5	-	-	1	15	-	-
Commercial and industrial	-	18	-	-	-	34	-	-
Mortgage	25	28	130	2	31	55	287	2
Leasing	-	-	1	-	-	-	1	-
Consumer:
Credit cards	161	-	-	54	283	-	1	120
HELOCs	-	6	5	-	-	12	9	-
Personal	192	1	-	1	344	3	-	1
Auto	-	2	1	-	-	4	1	-
Other	9	-	-	-	15	-	-	-
Total	388	63	137	57	674	127	299	123

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2020 and 2019.

For the quarter ended June 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$993	$976	$(19)
Commercial real estate non-owner occupied	1	179	179	-
Commercial real estate owner occupied	13	2,593	2,574	1
Commercial and industrial	15	849	845	2
Mortgage	86	14,448	8,954	833
Leasing	11	232	232	-
Consumer:
Credit cards	456	4,200	4,181	178
HELOCs	1	37	33	8
Personal	79	1,160	1,160	194
Auto	8	60	60	-
Other	1	4	4	1
Total	672	$24,755	$19,198	$1,198

For the quarter ended June 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$154	$116	$(5)
Commercial real estate non-owner occupied	2	2,253	2,246	789
Commercial real estate owner occupied	6	1,393	1,178	38
Commercial and industrial	18	4,370	4,356	471
Mortgage	185	20,218	18,320	687
Leasing	1	27	28	7
Consumer:
Credit cards	215	1,772	1,938	186
HELOCs	11	1,389	1,389	265
Personal	194	3,143	3,142	830
Auto	3	38	43	8
Other	9	133	133	23
Total	645	$34,890	$32,889	$3,299

Popular, Inc.
For the six months ended June 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$993	$976	$(19)
Commercial real estate non-owner occupied	3	3,418	3,418	(748)
Commercial real estate owner occupied	19	6,499	6,476	106
Commercial and industrial	27	1,784	1,778	25
Mortgage	261	34,763	26,894	2,845
Leasing	14	326	327	6
Consumer:
Credit cards	617	5,460	5,454	262
HELOCs	2	369	298	862
Personal	181	3,021	3,019	491
Auto	11	146	147	12
Other	2	24	24	6
Total	1,138	$56,803	$48,811	$3,848

Popular, Inc.
For the six months ended June 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$154	$116	$(5)
Commercial real estate non-owner occupied	3	2,567	2,557	807
Commercial real estate owner occupied	16	3,412	3,151	57
Commercial and industrial	34	8,313	8,835	785
Mortgage	375	40,950	36,911	1,358
Leasing	1	27	28	7
Consumer:
Credit cards	404	3,315	3,468	357
HELOCs	21	2,083	2,010	320
Personal	348	6,290	6,295	1,635
Auto	5	63	66	12
Other	15	146	146	25
Total	1,223	$67,320	$63,583	$5,358

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

Popular, Inc.
	Defaulted during the quarter endedJune 30, 2020		Defaulted during the six months ended June 30, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,700	1	$1,700
Commercial real estate owner occupied	3	603	5	846
Commercial and industrial	1	57	3	97
Mortgage	101	9,582	148	16,089
Consumer:
Credit cards	82	652	123	866
HELOCs	1	31	1	31
Personal	48	579	83	1,364
Other	1	1	2	1
Total	238	$13,205	366	$20,994

Popular, Inc.
	Defaulted during the quarter endedJune 30, 2019		Defaulted during the six months ended June 30, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	1	$47
Commercial real estate owner occupied	-	-	2	427
Commercial and industrial	2	6,998	3	7,048
Mortgage	11	602	19	1,347
Leasing	-	-	1	22
Consumer:
Credit cards	105	1,051	185	1,853
Personal	84	2,273	124	3,624
Other	1	2	1	2
Total	203	$10,926	336	$14,370

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

The following table presents the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2020 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2019.

June 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,839	$-	$-	$4,839
Special mention	-	-	-	-	-	3,831	-	-	3,831
Substandard	-	-	-	-	-	1,404	100	-	1,504
Pass/Unrated	5,265	36,872	26,424	2,126	4,763	62,539	-	-	137,989
Total commercial multi-family	$5,265	$36,872	$26,424	$2,126	$4,763	$72,613	$100	$-	$148,163

Commercial real estate non-owner occupied
Watch	$1,357	$96,147	$150,370	$68,910	$32,225	$263,971	$-	$-	$612,980
Special Mention	-	27,733	-	119	34,559	171,770	2	-	234,183
Substandard	-	47,533	27,100	4,216	17,638	169,815	95	-	266,397
Doubtful	-	-	-	-	-	2,638	-	-	2,638
Pass/Unrated	12,979	67,742	43,497	70,532	130,468	630,098	5,386	-	960,702
Total commercial real estate non-owner occupied	$14,336	$239,155	$220,967	$143,777	$214,890	$1,238,292	$5,483	$-	$2,076,900

Commercial real estate owner occupied
Watch	$2,349	$21,985	$17,502	$12,524	$11,627	$193,381	$1,284	$-	$260,652
Special Mention	54	1,199	393	2,812	12,696	155,775	-	-	172,929
Substandard	-	2,543	38,389	1,618	28,588	160,872	-	-	232,010
Doubtful	-	-	-	-	-	1,780	-	-	1,780
Pass/Unrated	125,974	73,675	69,378	71,383	134,542	517,031	20,821	-	1,012,804
Total commercial real estate owner occupied	$128,377	$99,402	$125,662	$88,337	$187,453	$1,028,839	$22,105	$-	$1,680,175
Commercial and industrial
Watch	$87,921	$134,092	$178,463	$86,947	$42,467	$384,411	$158,988	$-	$1,073,289
Special Mention	13,707	8,838	11,684	18,669	2,967	121,591	31,931	-	209,387
Substandard	25,365	3,026	18,608	4,708	2,280	67,149	44,995	-	166,131
Doubtful	-	-	-	8	-	92	1	-	101
Loss	-	-	-	-	-	-	13	-	13
Pass/Unrated	1,049,264	538,094	236,635	232,684	155,962	429,213	356,166	-	2,998,018
Total commercial and industrial	$1,176,257	$684,050	$445,390	$343,016	$203,676	$1,002,456	$592,094	$-	$4,446,939

Construction
Watch	$-	$2,382	$14,961	$-	$-	$-	$340	$-	$17,683
Special Mention	-	-	675	-	-	-	-	-	675
Substandard	-	-	-	21,274	-	-	-	-	21,274
Pass/Unrated	200	32,478	11,941	61,526	952	-	29,883	-	136,980
Total construction	$200	$34,860	$27,577	$82,800	$952	$-	$30,223	$-	$176,612

Mortgage
Substandard	$-	$75	$543	$6,760	$3,081	$141,627	$-	$-	$152,086
Pass/Unrated	66,032	241,427	189,294	229,641	236,672	5,295,666	-	-	6,258,732
Total mortgage	$66,032	$241,502	$189,837	$236,401	$239,753	$5,437,293	$-	$-	$6,410,818

Leasing
Substandard	$105	$1,113	$1,010	$905	$748	$871	$-	$-	$4,752
Pass/Unrated	216,468	362,984	251,172	137,438	86,160	39,214	-	-	1,093,436
Total leasing	$216,573	$364,097	$252,182	$138,343	$86,908	$40,085	$-	$-	$1,098,188

June 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$17,849	$-	$17,849
Pass/Unrated	-	-	-	-	-	-	959,533	-	959,533
Total credit cards	$-	$-	$-	$-	$-	$-	$977,382	$-	$977,382

HELOCs
Pass/Unrated	$-	$-	$-	$-	$-	$589	$3,977	$-	$4,566
Total HELOCs	$-	$-	$-	$-	$-	$589	$3,977	$-	$4,566

Personal
Substandard	$406	$4,612	$1,962	$1,701	$1,213	$22,553	$5	$1,814	$34,266
Loss	-	118	43	25	9	12	-	-	207
Pass/Unrated	172,414	523,822	222,181	130,280	77,401	158,070	2,763	48,291	1,335,222
Total Personal	$172,820	$528,552	$224,186	$132,006	$78,623	$180,635	$2,768	$50,105	$1,369,695

Auto
Substandard	$1,275	$6,367	$5,965	$3,241	$2,621	$2,642	$-	$-	$22,111
Pass/Unrated	416,560	997,272	738,141	367,906	223,903	138,431	-	-	2,882,213
Total Auto	$417,835	$1,003,639	$744,106	$371,147	$226,524	$141,073	$-	$-	$2,904,324

Other consumer
Substandard	$-	$-	$990	$-	$154	$12,950	$-	$-	$14,094
Pass/Unrated	5,647	18,699	13,351	7,247	3,107	12,268	56,028	-	116,347
Total Other consumer	$5,647	$18,699	$14,341	$7,247	$3,261	$25,218	$56,028	$-	$130,441
Total Puerto Rico	$2,203,342	$3,250,828	$2,270,672	$1,545,200	$1,246,803	$9,167,093	$1,690,160	$50,105	$21,424,203

June 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$11,405	$50,845	$52,246	$50,347	$79,281	$82,293	$-	$-	$326,417
Special mention	-	6,542	2,029	8,381	2,121	8,819	-	-	27,892
Substandard	-	-	-	2,097	7,484	1,778	-	-	11,359
Pass/Unrated	98,960	344,335	206,128	114,403	207,622	300,196	3,147	-	1,274,791
Total commercial multi-family	$110,365	$401,722	$260,403	$175,228	$296,508	$393,086	$3,147	$-	$1,640,459

Commercial real estate non-owner occupied
Watch	$5,182	$15,593	$107,740	$65,215	$61,756	$125,229	$342	$-	$381,057
Special Mention	-	2,888	9,078	7,982	61,363	8,229	350	-	89,890
Substandard	-	12,338	13,352	11,267	41,637	53,188	-	-	131,782
Pass/Unrated	211,600	253,189	245,326	282,907	159,161	183,594	14,084	-	1,349,861
Total commercial real estate non-owner occupied	$216,782	$284,008	$375,496	$367,371	$323,917	$370,240	$14,776	$-	$1,952,590

Commercial real estate owner occupied
Watch	$-	$9,512	$9,095	$4,297	$13,034	$13,945	$4,222	$-	$54,105
Special Mention	-	-	194	-	-	5,516	-	-	5,710
Substandard	-	-	1,342	-	1,365	20,583	-	-	23,290
Pass/Unrated	21,405	48,103	46,977	35,339	25,381	85,773	691	-	263,669
Total commercial real estate owner occupied	$21,405	$57,615	$57,608	$39,636	$39,780	$125,817	$4,913	$-	$346,774
Commercial and industrial
Watch	$16,892	$1,375	$302	$3,627	$749	$13,487	$6,070	$-	$42,502
Special Mention	2,982	-	250	170	4,647	928	258	-	9,235
Substandard	1,770	141	-	-	508	6,130	18	-	8,567
Pass/Unrated	258,557	198,530	202,995	163,343	135,819	332,098	91,436	-	1,382,778
Total commercial and industrial	$280,201	$200,046	$203,547	$167,140	$141,723	$352,643	$97,782	$-	$1,443,082

Construction
Watch	$3,079	$-	$11,005	$6	$-	$22,872	$-	$-	$36,962
Special Mention	-	-	-	-	-	18,061	-	-	18,061
Substandard	-	-	5,522	9,370	9,069	18,500	-	-	42,461
Pass/Unrated	35,664	231,041	172,604	175,831	39,271	-	-	-	654,411
Total construction	$38,743	$231,041	$189,131	$185,207	$48,340	$59,433	$-	$-	$751,895

Mortgage
Substandard	$1,049	$481	$513	$-	$-	$12,101	$-	$-	$14,144
Pass/Unrated	224,023	293,140	140,801	10,618	12,469	415,782	-	-	1,096,833
Total mortgage	$225,072	$293,621	$141,314	$10,618	$12,469	$427,883	$-	$-	$1,110,977

Legacy
Watch	$-	$-	$-	$-	$-	$1,045	$-	$-	$1,045
Special Mention	-	-	-	-	-	192	-	-	192
Substandard	-	-	-	-	-	4,539	34	-	4,573
Pass/Unrated	-	-	-	-	-	10,018	1,172	-	11,190
Total legacy	$-	$-	$-	$-	$-	$15,794	$1,206	$-	$17,000

June 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass/Unrated	$-	$-	$-	$-	$-	$-	$26	$-	$26
Total credit cards	$-	$-	$-	$-	$-	$-	$26	$-	$26

HELOCs
Substandard	$-	$-	$-	$-	$-	$195	$-	$713	$908
Loss	-	-	-	-	-	313	-	7,021	7,334
Pass/Unrated	-	-	-	-	-	15,413	46,467	40,585	102,465
Total HELOCs	$-	$-	$-	$-	$-	$15,921	$46,467	$48,319	$110,707

Personal
Substandard	$62	$797	$474	$203	$80	$15	$1	$-	$1,632
Loss	-	17	25	8	6	283	4	-	343
Pass/Unrated	41,120	148,668	47,113	16,091	5,236	11,055	210	-	269,493
Total Personal	$41,182	$149,482	$47,612	$16,302	$5,322	$11,353	$215	$-	$271,468

Other consumer
Pass/Unrated	$-	$-	$-	$-	$-	$-	$1,372	$-	$1,372
Total Other consumer	$-	$-	$-	$-	$-	$-	$1,372	$-	$1,372
Total Popular U.S.	$933,750	$1,617,535	$1,275,111	$961,502	$868,059	$1,772,170	$169,904	$48,319	$7,646,350

June 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$11,405	$50,845	$52,246	$50,347	$79,281	$87,132	$-	$-	$331,256
Special mention	-	6,542	2,029	8,381	2,121	12,650	-	-	31,723
Substandard	-	-	-	2,097	7,484	3,182	100	-	12,863
Pass/Unrated	104,225	381,207	232,552	116,529	212,385	362,735	3,147	-	1,412,780
Total commercial multi-family	$115,630	$438,594	$286,827	$177,354	$301,271	$465,699	$3,247	$-	$1,788,622

Commercial real estate non-owner occupied
Watch	$6,539	$111,740	$258,110	$134,125	$93,981	$389,200	$342	$-	$994,037
Special Mention	-	30,621	9,078	8,101	95,922	179,999	352	-	324,073
Substandard	-	59,871	40,452	15,483	59,275	223,003	95	-	398,179
Doubtful	-	-	-	-	-	2,638	-	-	2,638
Pass/Unrated	224,579	320,931	288,823	353,439	289,629	813,692	19,470	-	2,310,563
Total commercial real estate non-owner occupied	$231,118	$523,163	$596,463	$511,148	$538,807	$1,608,532	$20,259	$-	$4,029,490

Commercial real estate owner occupied
Watch	$2,349	$31,497	$26,597	$16,821	$24,661	$207,326	$5,506	$-	$314,757
Special Mention	54	1,199	587	2,812	12,696	161,291	-	-	178,639
Substandard	-	2,543	39,731	1,618	29,953	181,455	-	-	255,300
Doubtful	-	-	-	-	-	1,780	-	-	1,780
Pass/Unrated	147,379	121,778	116,355	106,722	159,923	602,804	21,512	-	1,276,473
Total commercial real estate owner occupied	$149,782	$157,017	$183,270	$127,973	$227,233	$1,154,656	$27,018	$-	$2,026,949

Commercial and industrial
Watch	$104,813	$135,467	$178,765	$90,574	$43,216	$397,898	$165,058	$-	$1,115,791
Special Mention	16,689	8,838	11,934	18,839	7,614	122,519	32,189	-	218,622
Substandard	27,135	3,167	18,608	4,708	2,788	73,279	45,013	-	174,698
Doubtful	-	-	-	8	-	92	1	-	101
Loss	-	-	-	-	-	-	13	-	13
Pass/Unrated	1,307,821	736,624	439,630	396,027	291,781	761,311	447,602	-	4,380,796
Total commercial and industrial	$1,456,458	$884,096	$648,937	$510,156	$345,399	$1,355,099	$689,876	$-	$5,890,021

June 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$3,079	$2,382	$25,966	$6	$-	$22,872	$340	$-	$54,645
Special Mention	-	-	675	-	-	18,061	-	-	18,736
Substandard	-	-	5,522	30,644	9,069	18,500	-	-	63,735
Pass/Unrated	35,864	263,519	184,545	237,357	40,223	-	29,883	-	791,391
Total construction	$38,943	$265,901	$216,708	$268,007	$49,292	$59,433	$30,223	$-	$928,507

Mortgage
Substandard	$1,049	$556	$1,056	$6,760	$3,081	$153,728	$-	$-	$166,230
Pass/Unrated	290,055	534,567	330,095	240,259	249,141	5,711,448	-	-	7,355,565
Total mortgage	$291,104	$535,123	$331,151	$247,019	$252,222	$5,865,176	$-	$-	$7,521,795

Legacy
Watch	$-	$-	$-	$-	$-	$1,045	$-	$-	$1,045
Special Mention	-	-	-	-	-	192	-	-	192
Substandard	-	-	-	-	-	4,539	34	-	4,573
Pass/Unrated	-	-	-	-	-	10,018	1,172	-	11,190
Total legacy	$-	$-	$-	$-	$-	$15,794	$1,206	$-	$17,000

Leasing
Substandard	$105	$1,113	$1,010	$905	$748	$871	$-	$-	$4,752
Pass/Unrated	216,468	362,984	251,172	137,438	86,160	39,214	-	-	1,093,436
Total leasing	$216,573	$364,097	$252,182	$138,343	$86,908	$40,085	$-	$-	$1,098,188

June 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$17,849	$-	$17,849
Pass/Unrated	-	-	-	-	-	-	959,559	-	959,559
Total credit cards	$-	$-	$-	$-	$-	$-	$977,408	$-	$977,408

HELOCs
Substandard	$-	$-	$-	$-	$-	$195	$-	$713	$908
Loss	-	-	-	-	-	313	-	7,021	7,334
Pass/Unrated	-	-	-	-	-	16,002	50,444	40,585	107,031
Total HELOCs	$-	$-	$-	$-	$-	$16,510	$50,444	$48,319	$115,273

Personal
Substandard	$468	$5,409	$2,436	$1,904	$1,293	$22,568	$6	$1,814	$35,898
Loss	-	135	68	33	15	295	4	-	550
Pass/Unrated	213,534	672,490	269,294	146,371	82,637	169,125	2,973	48,291	1,604,715
Total Personal	$214,002	$678,034	$271,798	$148,308	$83,945	$191,988	$2,983	$50,105	$1,641,163

Auto
Substandard	$1,275	$6,367	$5,965	$3,241	$2,621	$2,642	$-	$-	$22,111
Pass/Unrated	416,560	997,272	738,141	367,906	223,903	138,431	-	-	2,882,213
Total Auto	$417,835	$1,003,639	$744,106	$371,147	$226,524	$141,073	$-	$-	$2,904,324

Other consumer
Substandard	$-	$-	$990	$-	$154	$12,950	$-	$-	$14,094
Pass/Unrated	5,647	18,699	13,351	7,247	3,107	12,268	57,400	-	117,719
Total Other consumer	$5,647	$18,699	$14,341	$7,247	$3,261	$25,218	$57,400	$-	$131,813
Total Popular Inc.	$3,137,092	$4,868,363	$3,545,783	$2,506,702	$2,114,862	$10,939,263	$1,860,064	$98,424	$29,070,553

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

For changes in the allowance for credit losses, loan ending balances and whether such loans and the allowance pertained to loans individually or collectively evaluated for impairment for the quarter and six months ended June 30, 2019, refer to the allowance activity section of this note.

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

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and six months ended June 30, 2019.

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$9,058	$11,916	$20,026	$23,603
Mortgage servicing rights fair value adjustments	(7,640)	(17,186)	(12,869)	(21,011)
Total mortgage servicing fees, net of fair value adjustments	1,418	(5,270)	7,157	2,592
Net gain on sale of loans, including valuation on loans held-for-sale	5,487	5,215	9,473	9,232
Trading account loss:
Unrealized gains (losses) on outstanding derivative positions	1,695	(227)	-	(227)
Realized losses on closed derivative positions	(4,823)	(1,491)	(6,433)	(3,444)
Total trading account loss	(3,128)	(1,718)	(6,433)	(3,671)
Total mortgage banking activities	$3,777	$(1,773)	$10,197	$8,153

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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2020 and 2019 because they did not contain any credit recourse arrangements. During the quarter and six months ended June 30, 2020, the Corporation recorded a net gain of $4.7 million and $8.5 million, respectively (June 30, 2019 - $4.8 million and $8.5 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2020 and 2019:

	Proceeds Obtained During the Quarter Ended June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$63,384	$-	$63,384
Mortgage-backed securities - FNMA	-	5,941	-	5,941
Total trading account debt securities	$-	$69,325	$-	$69,325
Mortgage servicing rights	$-	$-	$1,100	$1,100
Total	$-	$69,325	$1,100	$70,425

	Proceeds Obtained During the Six Months Ended June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$114,032	$-	$114,032
Mortgage-backed securities - FNMA	-	39,514	-	39,514
Total trading account debt securities	$-	$153,546	$-	$153,546
Mortgage servicing rights	$-	$-	$2,587	$2,587
Total	$-	$153,546	$2,587	$156,133

	Proceeds Obtained During the Quarter Ended June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$87,803	$-	$87,803
Mortgage-backed securities - FNMA	-	30,584	-	30,584
Total trading account debt securities	$-	$118,387	$-	$118,387
Mortgage servicing rights	$-	$-	$2,154	$2,154
Total	$-	$118,387	$2,154	$120,541

	Proceeds Obtained During the Six Months Ended June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$158,952	$-	$158,952
Mortgage-backed securities - FNMA	-	51,502	-	51,502
Total trading account debt securities	$-	$210,454	$-	$210,454
Mortgage servicing rights	$-	$-	$3,812	$3,812
Total	$-	$210,454	$3,812	$214,266

During the six months ended June 30, 2020, the Corporation retained servicing rights on whole loan sales involving approximately $39 million in principal balance outstanding (June 30, 2019 - $27 million), with realized gains of approximately $0.9 million (June 30, 2019 - gains of $0.8 million). All loan sales completed during the six months ended June 30, 2020 and 2019 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2020 and 2019.

Residential MSRs
(In thousands)	June 30, 2020	June 30, 2019
Fair value at beginning of period	$150,906	$169,777
Additions	3,107	4,255
Changes due to payments on loans[1]	(4,989)	(5,586)
Reduction due to loan repurchases	(518)	(1,007)
Changes in fair value due to changes in valuation model inputs or assumptions	(7,386)	(14,418)
Other disposals	24	-
Fair value at end of period	$141,144	$153,021
[1] Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $13.7 billion at June 30, 2020 (December 31, 2019 -$14.8 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At June 30, 2020, those weighted average mortgage servicing fees were 0.28% (June 30, 2019 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2020 and 2019 were as follows:
	Quarters ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Prepayment speed	9.2%	7.5%	7.5%	6.9%
Weighted average life (in years)	8.1	9.3	9.0	9.6
Discount rate (annual rate)	10.7%	11.0%	10.8%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2020	2019	2020	2019
Fair value of servicing rights	$55,165	$58,842	$85,979	$92,064
Weighted average life (in years)	6.4	6.7	6.0	6.3
Weighted average prepayment speed (annual rate)	6.1%	5.7%	7.0%	6.2%
Impact on fair value of 10% adverse change	$(1,383)	$(1,303)	$(2,544)	$(2,306)
Impact on fair value of 20% adverse change	$(2,719)	$(2,568)	$(4,973)	$(4,525)
Weighted average discount rate (annual rate)	11.4%	11.4%	11.1%	11.0%
Impact on fair value of 10% adverse change	$(2,185)	$(2,381)	$(3,276)	$(3,603)
Impact on fair value of 20% adverse change	$(4,221)	$(4,596)	$(6,333)	$(6,959)

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

At June 30, 2020, the Corporation serviced $1.1 billion (December 31, 2019 - $1.2 billion) in residential mortgage loans with credit recourse to the Corporation. Refer to Note 20 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2020, the Corporation had recorded $522 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2019 - $103 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2020, the Corporation repurchased approximately $38 million (June 30, 2019 - $65 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, the risk associated with the loans is reduced due to their guaranteed nature. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and six months ended June 30, 2020 and 2019.

	For the quarter ended June 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$17,537	$106,385	$123,922
Write-downs in value	(805)	(671)	(1,476)
Additions	-	842	842
Sales	(250)	(9,089)	(9,339)
Other adjustments	-	(9)	(9)
Ending balance	$16,482	$97,458	$113,940

	For the quarter ended June 30, 2019
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$20,879	$104,599	$125,478
Write-downs in value	(408)	(1,541)	(1,949)
Additions	2,009	16,706	18,715
Sales	(3,932)	(19,227)	(23,159)
Other adjustments	-	(234)	(234)
Ending balance	$18,548	$100,303	$118,851

	For the six months ended June 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(1,314)	(1,571)	(2,885)
Additions	2,120	16,249	18,369
Sales	(1,283)	(22,429)	(23,712)
Other adjustments	-	96	96
Ending balance	$16,482	$97,458	$113,940

	For the six months ended June 30, 2019
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(979)	(3,151)	(4,130)
Additions	3,179	24,470	27,649
Sales	(5,446)	(35,560)	(41,006)
Other adjustments	-	(367)	(367)
Ending balance	$18,548	$100,303	$118,851

Note 13 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2020	December 31, 2019
Net deferred tax assets (net of valuation allowance)	$913,575	$886,353
Investments under the equity method	229,950	237,081
Prepaid taxes	13,415	47,226
Other prepaid expenses	87,844	82,425
Derivative assets	15,379	17,966
Trades receivable from brokers and counterparties	34,430	47,049
Principal, interest and escrow servicing advances	94,835	77,800
Guaranteed mortgage loan claims receivable	101,243	108,946
Operating ROU assets (Note 28)	152,767	149,849
Finance ROU assets (Note 28)	13,157	12,888
Others	176,849	152,032
Total other assets	$1,833,444	$1,819,615

Principal, interest and escrow servicing advances have increased by $17.0 million during the six months ended June 30, 2020, impacted by the loan moratorium in connection with COVID-19 pandemic, whereas the Corporation has not collected from borrowers but continues to advance payments to investors.

The Corporation enters in the ordinary course of business into hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within the Other assets line item in the accompanying Consolidated Statements of Financial Condition. As of June 30, 2020, the total capitalized implementation costs amounted to $14.5 million with an accumulated amortization of $3.7 million for a net value of $10.8 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the quarter and six months ended June 20, 2020 was $0.5 million and $1.0 million, respectively.

Note 14 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and six months ended June 30, 2020 and 2019.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments:

June 30, 2020
	Balance at		Balance at
	June 30,	Accumulated	June 30,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

December 31, 2019
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2019	impairment	2019
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

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

Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of its reporting units below their carrying amounts.

Due to the effects of the current and projected interest rate environment and the effects of the COVID-19 pandemic on the valuation of the Corporation and its subsidiaries, the Corporation deemed these factors as a triggering event during the quarter ended March 31, 2020 which required management to perform an interim goodwill impairment test. As a result of that triggering event and the continuing impact of the pandemic, the Corporation continued to monitor and assess its goodwill balances for impairment during the quarter ended June 30, 2020.

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

In determining the fair value of each reporting unit, the Corporation generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Management evaluates the particular circumstances of each reporting unit in order to determine the most appropriate valuation methodology. The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances. Elements considered include current market and economic conditions, developments in specific lines of business, and any particular features in the individual reporting units.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 10.67% to13.28 % for the June 2020 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions.

The results of the BPPR interim goodwill impairment test as of June 30, 2020 indicated that the average estimated fair value using all valuation methodologies exceeded BPPR’s equity value by approximately $674 million or 21% compared to $1.2 billion or 37%, for the annual goodwill impairment test completed as of July 31, 2019. PB’s interim goodwill impairment test results as of such dates indicated that the average estimated fair value using all valuation methodologies exceeded PB’s equity value by approximately $20 million or 1%, compared to $338 million or 21%, for the annual goodwill impairment test completed as of July 31, 2019. Accordingly, there was no impairment on goodwill recorded at June 30, 2020. The goodwill balance of BPPR and PB, as legal entities, represented approximately 91% of the Corporation’s total goodwill balance as of the June 30, 2020 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units in the June 30, 2020 interim assessment were reasonable.

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

Other Intangible Assets

At June 30, 2020 and December 31, 2019, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
June 30, 2020
Core deposits	$12,810	$6,832	$5,978
Other customer relationships	26,573	14,504	12,069
Trademark	488	188	300
Total other intangible assets	$39,871	$21,524	$18,347
December 31, 2019
Core deposits	$37,224	$29,792	$7,432
Other customer relationships	42,909	28,075	14,834
Trademark	488	138	350
Total other intangible assets	$80,621	$58,005	$22,616

During the quarter ended June 30, 2020, $24.4 million in core deposits recognized as part of the Westernbank FDIC-assisted transaction during 2010 and $16.3 million in other customer relationships related to the purchase of the Doral Insurance Agency portfolio during 2015 became fully amortized and thus were removed from the Corporation’s intangible assets list.

During the quarter ended June 30, 2020, the Corporation recognized $ 1.8 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2019 - $ 2.4 million). During the six months ended June 30, 2020, the Corporation recognized $ 4.3 million in amortization related to other intangible assets with definite useful lives (June 30, 2019 - $ 4.7 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2020	$2,101
Year 2021	3,559
Year 2022	2,683
Year 2023	2,642
Year 2024	2,355
Later years	5,007

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	June 30, 2020	December 31, 2019
Savings accounts	$12,632,255	$10,618,629
NOW, money market and other interest bearing demand deposits	20,559,841	16,305,007
Total savings, NOW, money market and other interest bearing demand deposits	33,192,096	26,923,636
Certificates of deposit:
Under $100,000	3,173,952	3,133,840
$100,000 and over	4,957,742	4,540,957
Total certificates of deposit	8,131,694	7,674,797
Total interest bearing deposits	$41,323,790	$34,598,433

A summary of certificates of deposit by maturity at June 30, 2020 follows:

(In thousands)
2020	$3,937,328
2021	1,723,772
2022	853,961
2023	622,509
2024	581,619
2025 and thereafter	412,505
Total certificates of deposit	$8,131,694

At June 30, 2020, the Corporation had brokered deposits amounting to $ 0.7 billion (December 31, 2019 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $2 million at June 30, 2020 (December 31, 2019 - $4 million).

Note 16 – Borrowings

Assets sold under agreements to repurchase amounted to $153 million at June 30, 2020 and $193 million December 31, 2019.

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2020	December 31, 2019
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$66,828	$88,646
After 30 to 90 days	9,732	78,061
After 90 days	72,123	24,538
Total U.S. Treasury securities	148,683	191,245
Mortgage-backed securities
Within 30 days	3,110	1,235
After 90 days	310	-
Total mortgage-backed securities	3,420	1,235
Collateralized mortgage obligations
Within 30 days	962	898
Total collateralized mortgage obligations	962	898
Total	$153,065	$193,378

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

The following table presents the composition of notes payable at June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019
Advances with the FHLB with maturities ranging from 2020 through 2029 paying interest at monthly fixed rates ranging from 0.73% to 4.19%	$504,409	$421,399
Advances with the FRB maturing on 2022 paying interest annually at a fixed rate of 0.35%	1,009	-
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 4,059	295,941	295,307
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $382	384,915	384,902
Total notes payable	$1,186,274	$1,101,608
Note: Refer to the Corporation's 2019 Form 10-K for rates information at December 31, 2019.

A breakdown of borrowings by contractual maturities at June 30, 2020 is included in the table below.
	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2020	$90,412	$72,930	$163,342
2021	62,653	50,040	112,693
2022	-	104,156	104,156
2023	-	319,201	319,201
2024	-	48,373	48,373
Later years	-	591,574	591,574
Total borrowings	$153,065	$1,186,274	$1,339,339

At June 30, 2020 and December 31, 2019, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.5 billion and $3.6 billion, respectively, of which $0.5 billion and $0.4 billion, respectively, were used. In addition, at June 30, 2020 and December 31, 2019, the Corporation had placed $0.7 billion and $0.9 billion respectively of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at June 30, 2020, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.4 billion (2019 - $1.1 billion), which remained unused at June 30, 2020 and December 31, 2019. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2020	December 31, 2019
Accrued expenses	$218,157	$273,184
Accrued interest payable	40,605	44,026
Accounts payable	69,523	65,688
Dividends payable	33,663	29,027
Trades payable	470,849	4,084
Liability for GNMA loans sold with an option to repurchase	522,191	102,663
Reserves for loan indemnifications	34,427	38,074
Reserve for operational losses	37,055	35,665
Operating lease liabilities (Note 28)	167,951	165,139
Finance lease liabilities (Note 28)	20,020	19,810
Pension benefit obligation	44,983	52,616
Postretirement benefit obligation	168,362	168,681
Others	53,762	46,296
Total other liabilities	$1,881,548	$1,044,953

Note 18 – Stockholders’ equity

As of June 30, 2020, stockholder’s equity totaled $5.8 billion. During the six months ended June 30, 2020, the Corporation declared cash dividends on its common stock of $69.2 (2019 - $58.0 million). The quarterly dividend of $33.7 million declared to shareholders of record as of the close of business on May 12, 2020 was paid on July 1, 2020. Dividends per share declared for the quarter and six months ended June 30, 2020 were $0.40 and $0.80, respectively (2019 - $0.30 and $0.60, respectively).

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

On January 30, 2020, the Corporation entered into a $500 million ASR transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial 7,055,919 shares, the Corporation recognized in shareholder’s equity approximately $400 million in treasury stock and $100 million as a reduction in capital surplus. On March 19, 2020 (the “early termination date”), the dealer counterparty to the ASR exercised its right to terminate the ASR as a result of the trading price of the Corporation’s common stock falling below a specified level due to the effects of the COVID-19 pandemic on the global markets. As a result of such early termination, the final settlement of the ASR, which was expected to occur during the fourth quarter of 2020, occurred during the second quarter of 2020. The Corporation completed the transaction on May 27, 2020 and received 4,763,216 additional shares of common stock after the early termination date. In total the Corporation repurchased 11,819,135 shares at an average price per share of $42.3043 under the ASR.

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

Note 19 – Other comprehensive income (loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the quarters and six months ended June 30, 2020 and 2019.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component [1]
		Quarters ended		Six months ended
		June 30,		June 30,
(In thousands)		2020	2019	2020	2019
Foreign currency translation	Beginning Balance	$(58,601)	$(51,174)	$(56,783)	$(49,936)
	Other comprehensive loss	(10,857)	(1,204)	(12,675)	(2,442)
	Net change	(10,857)	(1,204)	(12,675)	(2,442)
	Ending balance	$(69,458)	$(52,378)	$(69,458)	$(52,378)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(199,465)	$(200,163)	$(202,816)	$(203,836)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,351	3,672	6,702	7,345
	Net change	3,351	3,672	6,702	7,345
	Ending balance	$(196,114)	$(196,491)	$(196,114)	$(196,491)
Unrealized net holding gains on debt securities	Beginning Balance	$473,931	$(72,408)	$92,155	$(173,811)
	Other comprehensive income	15,174	130,452	396,950	231,855
	Net change	15,174	130,452	396,950	231,855
	Ending balance	$489,105	$58,044	$489,105	$58,044
Unrealized net losses on cash flow hedges	Beginning Balance	$(5,242)	$(234)	$(2,494)	$(391)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	-	(50)
	Other comprehensive loss before reclassifications	(393)	(711)	(3,982)	(1,148)
	Amounts reclassified from accumulated other comprehensive loss	1,451	557	2,292	1,201
	Net change	1,058	(154)	(1,690)	3
	Ending balance	$(4,184)	$(388)	$(4,184)	$(388)
	Total	$219,349	$(191,213)	$219,349	$(191,213)
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) during the quarters and six months ended June 30, 2020 and 2019.

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
		Quarters ended		Six months ended
	Affected Line Item in the	June 30,		June 30,
(In thousands)	Consolidated Statements of Operations	2020	2019	2020	2019
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,362)	$(5,876)	$(10,724)	$(11,752)
	Total before tax	(5,362)	(5,876)	(10,724)	(11,752)
	Income tax benefit	2,011	2,204	4,022	4,407
	Total net of tax	$(3,351)	$(3,672)	$(6,702)	$(7,345)

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,963)	$(891)	$(3,259)	$(1,921)
Interest rate swaps	Other operating income	(224)	-	(255)	-
	Total before tax	(2,187)	(891)	(3,514)	(1,921)
	Income tax benefit	736	334	1,222	720
	Total net of tax	$(1,451)	$(557)	$(2,292)	$(1,201)
	Total reclassification adjustments, net of tax	$(4,802)	$(4,229)	$(8,994)	$(8,546)

Note 20 – Guarantees

At June 30, 2020, the Corporation recorded a liability of $0.2 million (December 31, 2019 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2020, the Corporation serviced $1.1 billion (December 31, 2019 - $1.2 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2020, the Corporation repurchased approximately $4 million and $11 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2019 - $14 million and $23 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2020, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $31 million (December 31, 2019 - $35 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended June 30, 2020 and 2019.
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Balance as of beginning of period	$31,719	$52,011	$34,862	$56,230
Impact of adopting CECL	-	-	(3,831)	-
Provision for recourse liability	1,050	1,267	5,414	956
Net charge-offs	(1,464)	(5,178)	(5,140)	(9,086)
Balance as of end of period	$31,305	$48,100	$31,305	$48,100

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the six months ended June 30, 2020 and 2019. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2020 and 2019.
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Balance as of beginning of period	$3,143	$10,866	$3,212	$10,837
Provision (reversal) for representation and warranties	(21)	(4,511)	(90)	(4,407)
Net charge-offs	-	-	-	(75)
Settlements paid	-	(2,530)	-	(2,530)
Balance as of end of period	$3,122	$3,825	$3,122	$3,825

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2020, the Corporation serviced $13.7 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2019 - $14.8 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2020, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $95 million (December 31, 2019 - $78 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at June 30, 2020 and December 31, 2019. In addition, at June 30, 2020 and December 31, 2019, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the Consolidated Financial Statements in the 2019 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit:
Credit card lines	$5,042,116	$4,889,694
Commercial and construction lines of credit	2,957,285	3,205,306
Other consumer unused credit commitments	266,293	262,516
Commercial letters of credit	1,987	2,629
Standby letters of credit	57,835	75,186
Commitments to originate or fund mortgage loans	97,159	96,653

At June 30, 2020 and December 31, 2019, the Corporation maintained a reserve of approximately $7 million and $9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At June 30, 2020, and December 31, 2019, the Corporation’s also maintained other non-credit commitments for approximately $2.1 million and $2.5 million, respectively, primarily for the acquisition of other investments.

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

At June 30, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $429 million and $432 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $391 million consists of loans and $38 million are securities ($391 million and $ 41 million at December 31, 2019). Substantially all of the amount outstanding at June 30, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2020, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2020 and July 1, 2019 the Corporation received principal payments amounting to $58 million and $22 million, respectively, from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of June 30, 2020:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$7	$-	$7	$7
After 5 to 10 years	18	-	18	18
After 10 years	33	-	33	33
Total Central Government	58	-	58	58
Municipalities
Within 1 year	3,920	78,107	82,027	82,027
After 1 to 5 years	16,390	139,218	155,608	155,608
After 5 to 10 years	16,660	82,967	99,627	99,627
After 10 years	655	90,601	91,256	91,256
Total Municipalities	37,625	390,893	428,518	428,518
Total Direct Government Exposure	$37,683	$390,893	$428,576	$428,576

In addition, at June 30, 2020, the Corporation had $336 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $270 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at June 30, 2020, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, the Governor has not exercised this power as of the date hereof. In addition, at June 30, 2020, the Corporation had $20 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

Legal Proceedings

The nature of Popular’s business ordinarily generates claims, litigation, investigations, and legal and administrative cases and proceedings (“Legal Proceedings”). When the Corporation determines that it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interest of the Corporation and its shareholders to do so. On at least a quarterly basis, Popular assesses its liabilities and contingencies relating to outstanding Legal Proceedings utilizing the most current information available. For matters where it is probable that the Corporation will incur a material loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis to reflect any relevant developments, as appropriate. For matters where a material loss is not probable, or the amount of the loss cannot be reasonably estimated, no accrual is established.

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $30.4 million as of June 30, 2020. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the outcome of Legal Proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, management believes that the amount it has already accrued is adequate and any incremental liability arising from the Legal Proceedings in matters in which a loss amount can be reasonably estimated will not have a material adverse effect on the Corporation’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters in a reporting period, if unfavorable, could have a material adverse effect on the Corporation’s consolidated financial position for that period.

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

In April 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. The Court has yet to set a final date to conduct discovery or new dates for the pre-trial and trial hearings, which were continued because of the COVID-19 pandemic.

BPPR has separately been named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015 Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in monopolistic practices in failing to offer this product). In July 2017, after co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment, and in March 2018 the Court of Appeals reversed the Court of First Instance’s dismissal. The Puerto Rico Supreme Court denied review. In August 2019, the Popular Defendants and plaintiffs filed a Joint Motion where they informed the Court that plaintiffs were simultaneously filing voluntary dismissals with prejudice against all other parties. In September 2019, a status hearing was held where plaintiffs and the Popular Defendants informed the Court that the parties were in the process of stipulating a class for settlement purposes. The Court held a hearing on April 24, 2020 where it preliminarily approved the terms of the proposed class settlement. Notices to the proposed class for settlement purposes were published on April 28 and May 5, 2020. A hearing was held on June 23, 2020, where the Court granted its final approval of the stipulation for settlement and, on July 10, 2020, the Court issued its final judgment. BPPR expects to proceed with the disbursements contemplated in the settlement agreement once such judgment becomes final and unappealable.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks) be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, on August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. On July 21, 2020, the U.S. Court of Appeals for the First Circuit affirmed the District Court ‘s decision dismissing the complaint. Appellants have until September 4, 2020 to request a rehearing.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in

September 2018. In April 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration in April 2019, which Popular timely opposed. In September 2019, the Court issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. In October 2019, plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which was denied in December 2019. On January 13, 2020, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. Plaintiffs filed their appeal brief on July 8, 2020. Defendants expect to file their response brief by September 21, 2020.

BPPR has been named a defendant in a complaint for damages and breach of contract captioned Héctor Robles Rodriguez et al. v. Municipio de Ceiba, et al. Plaintiffs are residents of a development called Hacienda Las Lomas. Through the Doral Bank-FDIC assisted transaction, BPPR acquired a significant number of mortgage loans within this development and is currently the primary mortgage lender in the project. Plaintiffs claim damages against the developer, contractor, the relevant insurance companies, and most recently, their mortgage lenders, because of a landslide that occurred in October 2015, affecting various streets and houses within the development. Plaintiffs specifically allege that the mortgage lenders, including BPPR, should be deemed liable for their alleged failure to properly inspect the subject properties. Plaintiffs demand $30 million in damages plus attorney’s fees, costs and the annulment of their mortgages. BPPR extended plaintiffs five consecutive six-month payment forbearances, the last of which is still in effect. In November 2017, the FDIC notified BPPR that it had agreed to indemnify the Bank in connection with its Doral Bank-related exposure, pursuant to the terms of the relevant Purchase and Assumption Agreement with the FDIC. The FDIC filed a Notice of Removal to the United States District Court for the District of Puerto Rico on March 2018 and, in April 2018, the state court stayed the proceedings in response thereto. In October 2018, the Court granted the FDIC’s motion to stay the proceedings until plaintiffs have exhausted administrative remedies and, thereafter, the FDIC filed a motion to dismiss all claims for lack of subject matter jurisdiction due to plaintiffs’ failure to properly make any applicable administrative claims. Such motion was referred to a Magistrate Judge, which in May 2019 recommended that the motion be granted and all claims against the FDIC be dismissed. In September 2019, the District Judge issued an order where she adopted the Report and Recommendation of the Magistrate Judge granting the FDIC’s Motion to Dismiss and remanding the remaining claims related to mortgage loans not acquired from Doral (approximately eight loans) to the Commonwealth of Puerto Rico’s Court of First Instance. On March 19, 2020, the District Judge issued an Opinion and Order and a Judgment dismissing the case, consistent with the September 2019 order. On April 15, 2020, several plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit. The parties, however, reached a settlement in principle with plaintiffs and agreements related thereto have been executed with most plaintiffs. BPPR expects to complete the execution of the remaining agreements, which are not material, during the third quarter of 2020.

Insufficient Funds and Overdraft Fees Class Actions

On February 7, 2020, BPPR was served with a putative class action complaint captioned Soto-Melendez vs. Banco Popular de Puerto Rico, filed before the United States District Court for the District of Puerto Rico. The complaint alleges breach of contract due to BPPR’s purported practice of (a) assessing more than one insufficient funds fee (“NSF Fees”) on the same “item” or transaction and (b) charging both NSF Fees and overdraft fees (“OD Fees”) on the same item or transaction, and is filed on behalf of all persons who during the applicable statute of limitations period were charged NSF Fees and/or OD Fees pursuant to this purported practices. On April 10, 2020, BPPR filed a Motion to Dismiss in the case, which is now fully briefed and pending resolution.

Popular has been named as a defendant on a putative class action complaint captioned Golden vs. Popular, Inc. filed on March 25, 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff describes Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative Transactions” (“APPSN”) and states that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. Popular expects to file its responsive allegation by August 17, 2020.

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

The Involuntary Debtors filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. After the Court held hearings in June and July 2019 to consider whether the involuntary petitions were filed in bad faith, that is, for an improper purpose that constitutes an abuse of the bankruptcy process in October 2019, the Court entered an Opinion and Order determining that the involuntary petitions were not filed in bad faith and issued an order for relief under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. In October 2019, the debtors filed a Notice of Appeal to the U.S. District Court. Debtors’ filed their appellate briefs in April 2020, and Lenders’ appellate briefs were filed on June 22, 2020.

On February 11, 2020, the Debtors initiated an adversary proceeding seeking in excess of $80 million in damages, alleging that in 2016 the Lenders illegally foreclosed on their accounts receivable and as a result illegally interfered with contracts entered with third parties, forcing the Debtors into bankruptcy. Debtors further seek a judgment declaring that Lenders do not possess security interests over certain personal property of the Debtors because either such security interests were not adequately perfected according to Puerto Rico law, or the security interests were lost upon the lapsing date of the financing statements that the Lenders had originally perfected in connection with such interests. On February 25, 2020, Debtors amended their adversary complaint to include references to the Lenders’ Syndicate and Banco Popular’s proof of claims, formally object to such proof of claims, as well as to demand that the District Court, not the Bankruptcy Court, entertains the complaint, requesting trial by jury on all counts. Lenders filed a Motion to Dismiss on June 26, 2020 and expect Debtors to oppose to it on or before August 10, 2020.

POPULAR BANK

Employment-Related Litigation

In July 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, in July 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiffs in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. On October 21, 2019, PB and the other defendants filed several Motions to Dismiss. Plaintiffs opposed the motions in December 2019 and PB and the other defendants replied on January 22, 2020. On July 15, 2020, a hearing to discuss the motions to dismiss filed by PB in both actions was held, at which the Court dismissed one of the causes of action included by plaintiffs in the AB Action and ordered the parties to submit a copy of the court reporter’s transcript, after which the Court stated it expects to render a decision on the pending motion to dismiss with respect to the remaining claims.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of June 30, 2020, is named as a respondent (among other broker-dealers) in 151 pending arbitration proceedings with aggregate claimed amounts of approximately $154 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at June 30, 2020 and December 31, 2019, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019
Assets
Servicing assets:
Mortgage servicing rights	$107,628	$115,718
Total servicing assets	$107,628	$115,718
Other assets:
Servicing advances	$36,838	$29,212
Total other assets	$36,838	$29,212
Total assets	$144,466	$144,930
Maximum exposure to loss	$144,466	$144,930

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.7 billion at June 30, 2020 (December 31, 2019 - $9.9 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2020 and December 31, 2019, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2020.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2020, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.22%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $1.2 million in dividend distributions during the six months ended June 30, 2020, from its investments in EVERTEC’s holding company (June 30, 2019 - $1.2 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
(In thousands)	June 30, 2020	December 31, 2019
Equity investment in EVERTEC	$76,420	$73,534

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2020 and December 31, 2019. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable (Other assets)	$4,849	$7,779
Deposits	(161,950)	(63,850)
Accounts payable (Other liabilities)	(351)	(1,290)
Net total	$(157,452)	$(57,361)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2020 and 2019.

	Quarter ended	Six months ended
(In thousands)	June 30, 2020	June 30, 2020
Share of income from the investment in EVERTEC	$2,511	$6,113
Share of other changes in EVERTEC's stockholders' equity	(119)	666
Share of EVERTEC's changes in equity recognized in income	$2,392	$6,779

	Quarter ended	Six months ended
(In thousands)	June 30, 2019	June 30, 2019
Share of income from the investment in EVERTEC	$1,432	$8,700
Share of other changes in EVERTEC's stockholders' equity	2,157	81
Share of EVERTEC's changes in equity recognized in income	$3,589	$8,781

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2020 and 2019. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Six months ended
(In thousands)	June 30, 2020	June 30, 2020	Category
Interest expense on deposits	$(90)	$(157)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	4,530	10,019	Other service fees
Rental income charged to EVERTEC	1,768	3,536	Net occupancy
Processing fees on services provided by EVERTEC	(51,405)	(107,001)	Professional fees
Other services provided to EVERTEC	280	541	Other operating expenses
Total	$(44,917)	$(93,062)

	Quarter ended	Six months ended
(In thousands)	June 30, 2019	June 30, 2019	Category
Interest expense on deposits	$(15)	$(32)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	8,457	16,676	Other service fees
Rental income charged to EVERTEC	1,796	3,593	Net occupancy
Processing fees on services provided by EVERTEC	(54,491)	(108,353)	Professional fees
Other services provided to EVERTEC	350	626	Other operating expenses
Total	$(43,903)	$(87,490)

Centro Financiero BHD León

At June 30, 2020, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2020, the Corporation recorded $14.9 million in earnings from its investment in BHD León (June 30, 2019 - $12.3 million), which had a carrying amount of $142.2 million at June 30, 2020 (December 31, 2019 - $151.6 million). There were no dividend distributions received by the Corporation from its investment in BHD León, during the six months ended June 30, 2020 and 2019.

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

For the six months ended June 30, 2020 administrative fees charged to these investment companies amounted to $3.2 million (June 30, 2019 - $3.1 million) and waived fees amounted to $1.2 million (June 30, 2019 - $1.0 million), for a net fee of $2.0 million (June 30, 2019 - $2.1 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of June 30, 2020, the available lines of credit facilities amounted to $275 million (December 31, 2019 - $330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At June 30, 2020 there was no outstanding balance for these credit facilities.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

At June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$5,998,853	$8,009,377	$-	$14,008,230
Obligations of U.S. Government sponsored entities	-	61,229	-	61,229
Collateralized mortgage obligations - federal agencies	-	514,229	-	514,229
Mortgage-backed securities	-	6,178,331	1,151	6,179,482
Other	-	283	-	283
Total debt securities available-for-sale	$5,998,853	$14,763,449	$1,151	$20,763,453
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$3,906	$-	$-	$3,906
Obligations of Puerto Rico, States and political subdivisions	-	111	-	111
Collateralized mortgage obligations	-	76	442	518
Mortgage-backed securities	-	25,599	-	25,599
Other	-	3,003	423	3,426
Total trading account debt securities, excluding derivatives	$3,906	$28,789	$865	$33,560
Equity securities	$-	$25,058	$-	$25,058
Mortgage servicing rights	-	-	141,144	141,144
Derivatives	-	15,365	-	15,365
Total assets measured at fair value on a recurring basis	$6,002,759	$14,832,661	$143,160	$20,978,580
Liabilities
Derivatives	$-	$(12,612)	$-	$(12,612)
Total liabilities measured at fair value on a recurring basis	$-	$(12,612)	$-	$(12,612)

At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,841,715	$8,214,540	$-	$12,056,255
Obligations of U.S. Government sponsored entities	-	122,404	-	122,404
Obligations of Puerto Rico, States and political subdivisions	-	6,975	-	6,975
Collateralized mortgage obligations - federal agencies	-	586,175	-	586,175
Mortgage-backed securities	-	4,875,132	1,182	4,876,314
Other	-	350	-	350
Total debt securities available-for-sale	$3,841,715	$13,805,576	$1,182	$17,648,473
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$7,081	$2	$-	$7,083
Obligations of Puerto Rico, States and political subdivisions	-	633	-	633
Collateralized mortgage obligations	-	76	530	606
Mortgage-backed securities	-	28,556	-	28,556
Other	-	3,003	440	3,443
Total trading account debt securities, excluding derivatives	$7,081	$32,270	$970	$40,321
Equity securities	$-	$21,327	$-	$21,327
Mortgage servicing rights	-	-	150,906	150,906
Derivatives	-	17,966	-	17,966
Total assets measured at fair value on a recurring basis	$3,848,796	$13,877,139	$153,058	$17,878,993
Liabilities
Derivatives	$-	$(16,619)	$-	$(16,619)
Total liabilities measured at fair value on a recurring basis	$-	$(16,619)	$-	$(16,619)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and six months ended June 30, 2020 and 2019 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Six months ended June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$5,121	$5,121	$(872)
Other real estate owned[2]	-	-	17,581	17,581	(2,636)
Other foreclosed assets[2]	-	-	1,021	1,021	(152)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$23,723	$23,723	$(3,660)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2020 and 2019.

Quarter ended June 30, 2020
	MBS	CMOs	Other
	classified	classified	securities
	as debt	as trading	classified
	securities	account	as trading	Mortgage
	available-	debt	account debt	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at March 31, 2020	$1,177	$467	$428	$147,311	$149,383
Gains (losses) included in earnings	-	(1)	(5)	(7,640)	(7,646)
Gains (losses) included in OCI	(1)	-	-	-	(1)
Additions	-	-	-	1,473	1,473
Settlements	(25)	(24)	-	-	(49)
Balance at June 30, 2020	$1,151	$442	$423	$141,144	$143,160
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2020	$-	$(1)	$2	$(4,947)	$(4,946)

Six months ended June 30, 2020
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2020	$1,182	$530	$440	$150,906	$153,058
Gains (losses) included in earnings	-	-	(17)	(12,869)	(12,886)
Gains (losses) included in OCI	(6)	-	-	-	(6)
Additions	-	2	-	3,107	3,109
Settlements	(25)	(90)	-	-	(115)
Balance at June 30, 2020	$1,151	$442	$423	$141,144	$143,160
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2020	$-	$1	$8	$(7,386)	$(7,377)

Quarter ended June 30, 2019
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at March 31, 2019	$1,235	$595	$43	$478	$167,813	$170,164
Gains (losses) included in earnings	-	1	(1)	(10)	(17,186)	(17,196)
Additions	-	50	25	-	2,394	2,469
Settlements	-	(28)	(41)	-	-	(69)
Balance at June 30, 2019	$1,235	$618	$26	$468	$153,021	$155,368
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2019	$-	$1	$1	$5	$(13,671)	$(13,664)

Six months ended June 30, 2019
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at January 1, 2019	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	1	(1)	(17)	(21,011)	(21,028)
Gains (losses) included in OCI	2	-	-	-	-	2
Additions	-	64	25	-	4,255	4,344
Settlements	-	(58)	(41)	-	-	(99)
Balance at June 30, 2019	$1,235	$618	$26	$468	$153,021	$155,368
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2019	$-	$1	$1	$8	$(14,418)	$(14,408)

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2020 and 2019 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2020		Six months ended June 30, 2020
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(7,640)	$(4,947)	$(12,869)	$(7,386)
Trading account profit (loss)	(6)	1	(17)	9
Total	$(7,646)	$(4,946)	$(12,886)	$(7,377)

	Quarter ended June 30, 2019		Six months ended June 30, 2019
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(17,186)	$(13,671)	$(21,011)	$(14,418)
Trading account profit (loss)	(10)	7	(17)	10
Total	$(17,196)	$(13,664)	$(21,028)	$(14,408)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at June 30, 2020 and 2019.

	Fair value
	at June 30,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$442		Discounted cash flow model	Weighted average life	1.4 years (0.7 - 1.5 years)
				Yield	3.8% (3.7% - 4.3%)
				Prepayment speed	18.3% (15.2% - 19.6%)
Other - trading	$423		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$141,144		Discounted cash flow model	Prepayment speed	6.7%(0.3% - 24.6%)
				Weighted average life	6.2 years (0.1 - 14.4 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$5,121	[2]	External appraisal	Haircut applied on
				external appraisals	24.6% (10.0% - 40.1%)
Other real estate owned	$11,853	[3]	External appraisal	Haircut applied on
				external appraisals	21.7% (5.0% - 30.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value
	at June 30,
(In thousands)	2019		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$618		Discounted cash flow model	Weighted average life	1.7 years (1.1 - 1.9 years)
				Yield	4.0% (3.9% - 4.4%)
				Prepayment speed	18.5% (15.2% - 20.9%)
Other - trading	$468		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$153,021		Discounted cash flow model	Prepayment speed	6.1% (0.2% - 23.3%)
				Weighted average life	7.4 years (0.1 - 15.1 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$38,161	[2]	External appraisal	Haircut applied on
				external appraisals	10.2% (10.0% - 35.0%)
Other real estate owned	$12,596	[3]	External appraisal	Haircut applied on
				external appraisals	24.0% (10.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2020 and December 31, 2019, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	June 30, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$435,080	$435,080	$-	$-	$435,080
Money market investments	9,625,278	9,619,232	6,046	-	9,625,278
Trading account debt securities, excluding derivatives[1]	33,560	3,906	28,789	865	33,560
Debt securities available-for-sale[1]	20,763,453	5,998,853	14,763,449	1,151	20,763,453
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$70,593	$-	$-	$71,553	$71,553
Collateralized mortgage obligation-federal agency	40	-	-	42	42
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$82,694	$-	$12,061	$71,595	$83,656
Equity securities:
FHLB stock	$48,086	$-	$48,086	$-	$48,086
FRB stock	92,029	-	92,029	-	92,029
Other investments	26,361	-	25,058	5,781	30,839
Total equity securities	$166,476	$-	$165,173	$5,781	$170,954
Loans held-for-sale	$68,725	$-	$-	$70,525	$70,525
Loans held-in-portfolio	28,152,119	-	-	26,435,627	26,435,627
Mortgage servicing rights	141,144	-	-	141,144	141,144
Derivatives	15,365	-	15,365	-	15,365
	June 30, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$45,712,606	$-	$45,712,606	$-	$45,712,606
Time deposits	8,131,694	-	8,125,875	-	8,125,875
Total deposits	$53,844,300	$-	$53,838,481	$-	$53,838,481
Assets sold under agreements to repurchase	$153,065	$-	$152,510	$-	$152,510
Notes payable:
FHLB advances	$504,409	$-	$525,562	$-	$525,562
Unsecured senior debt securities	295,941	-	290,946	-	290,946
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,915	-	384,475	-	384,475
FRB advances	1,009	-	1,009	-	1,009
Total notes payable	$1,186,274	$-	$1,201,992	$-	$1,201,992
Derivatives	$12,612	$-	$12,612	$-	$12,612
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level

	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$388,311	$388,311	$-	$-	$388,311
Money market investments	3,262,286	3,256,274	6,012	-	3,262,286
Trading account debt securities, excluding derivatives[1]	40,321	7,081	32,270	970	40,321
Debt securities available-for-sale[1]	17,648,473	3,841,715	13,805,576	1,182	17,648,473
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$85,556	$-	$-	$93,002	$93,002
Collateralized mortgage obligation-federal agency	45	-	-	47	47
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$97,662	$-	$12,061	$93,049	$105,110
Equity securities:
FHLB stock	$43,787	$-	$43,787	$-	$43,787
FRB stock	93,470	-	93,470	-	93,470
Other investments	22,630	-	21,328	7,367	28,695
Total equity securities	$159,887	$-	$158,585	$7,367	$165,952
Loans held-for-sale	$59,203	$-	$-	$60,030	$60,030
Loans held-in-portfolio	26,929,165	-	-	25,051,400	25,051,400
Mortgage servicing rights	150,906	-	-	150,906	150,906
Derivatives	17,966	-	17,966	-	17,966
	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$36,083,809	$-	$36,083,809	$-	$36,083,809
Time deposits	7,674,797	-	7,598,732	-	7,598,732
Total deposits	$43,758,606	$-	$43,682,541	$-	$43,682,541
Assets sold under agreements to repurchase	$193,378	$-	$193,271	$-	$193,271
Notes payable:
FHLB advances	$421,399	$-	$429,718	$-	$429,718
Unsecured senior debt	295,307	-	323,415	-	323,415
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,902	-	395,216	-	395,216
Total notes payable	$1,101,608	$-	$1,148,349	$-	$1,148,349
Derivatives	$16,619	$-	$16,619	$-	$16,619
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

The notional amount of commitments to extend credit at June 30, 2020 and December 31, 2019 is $8.3 billion and $ 8.4 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at June 30, 2020 and December 31, 2019 is $ 60 million and $ 78 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2020 and 2019:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2020	2019	2020	2019
Net income	$127,628	$171,106	$161,930	$339,031
Preferred stock dividends	(353)	(931)	(1,053)	(1,862)
Net income applicable to common stock	$127,275	$170,175	$160,877	$337,169
Average common shares outstanding	85,135,522	96,305,118	87,962,040	97,437,141
Average potential dilutive common shares	26,139	152,330	77,672	154,848
Average common shares outstanding - assuming dilution	85,161,661	96,457,448	88,039,712	97,591,989
Basic EPS	$1.49	$1.77	$1.83	$3.46
Diluted EPS	$1.49	$1.76	$1.83	$3.45

As disclosed in Note 18, on May 27, 2020, the Corporation completed its $500 million accelerated share repurchase transaction (“ASR”) in 2020. Under the ASR, the Corporation received from the dealer counterparty an initial delivery of 7,055,919 shares of common stock on February 3, 2020. As part of the final settlement of the ASR, the Corporation received an additional 4,763,216 shares of common stock after the early termination date of March 19, 2020. The early termination resulted from the exercise by the dealer counterparty of its contractual right to terminate the transaction due to the trading price of the Corporation’s common stock falling below a specified level due to the effects of the COVID-19 pandemic on the global markets. The Corporation accounted for the ASR as a treasury stock transaction.

For the quarter and six months ended June 30, 2020, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2019. For a discussion of the calculation under the treasury stock method, refer to Note 33 of the Consolidated Financial Statements included in the 2019 Form 10-K.

Note 27 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and six months ended June 30, 2020 and 2019.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2020		2020
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$28,104	$2,059	$66,435	$5,387
Other service fees:
Debit card fees	6,853	229	16,852	467
Insurance fees, excluding reinsurance	8,183	531	15,871	1,268
Credit card fees, excluding late fees and membership fees	17,378	161	37,146	403
Sale and administration of investment products	4,910	-	11,173	-
Trust fees	5,731	-	11,117	-
Total revenue from contracts with customers [1]	$71,159	$2,980	$158,594	$7,525
[1]	The amounts include intersegment transactions of $ 2.1 million and $ 2.4 million, respectively, for the quarter and six months ended June 30, 2020.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2019		2019
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$36,035	$3,582	$71,099	$7,209
Other service fees:
Debit card fees	11,752	282	22,651	553
Insurance fees, excluding reinsurance	13,420	831	20,865	1,601
Credit card fees, excluding late fees and membership fees	21,392	223	39,678	439
Sale and administration of investment products	5,732	-	10,991	-
Trust fees	5,752	-	10,567	-
Total revenue from contracts with customers [1]	$94,083	$4,918	$175,851	$9,802
[1]	The amounts include intersegment transactions of $ 1.9 million and $ 2.1 million, respectively, for the quarter and six months ended June 30, 2019.

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

Note 28 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 33.5years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
June 30, 2020
(In thousands)	Remaining 2020	2021	2022	2023	2024	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$15,955	$30,619	$26,527	$24,225	$23,130	$73,346	$193,802	$(25,851)	$167,951
Finance Leases	1,613	3,299	3,392	3,489	3,594	8,938	24,325	(4,305)	20,020

December 31, 2019
(In thousands)	2020	2021	2022	2023	2024	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$29,872	$27,445	$23,540	$21,257	$20,176	$70,842	$193,132	$(27,993)	$165,139
Finance Leases	3,068	3,159	3,252	3,349	3,448	8,220	24,496	(4,686)	19,810

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of ROU assets	$467	$385	$987	$843
Interest on lease liabilities	288	284	601	605
Operating lease cost	7,914	7,768	15,828	15,923
Short-term lease cost	77	51	134	75
Variable lease cost	14	2	25	2
Sublease income	(30)	(30)	(60)	(55)
Net gain recognized from sale and leaseback transaction[1]	(5,550)	-	(5,550)	-
Total lease cost[2]	$3,180	$8,460	$11,965	$17,393
[1]

During the quarter ended June 30, 2020, the Corporation recognized the transfer of the Caparra Center as a sale. Since the sale and partial leaseback was considered to be at fair value, no portion of the gain on sale was deferred.

[2]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from the sale and leaseback transaction which was included as part of other operating income.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Six months ended
(Dollars in thousands)	June 30, 2020		June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,769		$14,976
Operating cash flows from finance leases	601		611
Financing cash flows from finance leases	1,047		837
ROU assets obtained in exchange for new lease obligations:
Operating leases[1]	$11,457		$4,008
Weighted-average remaining lease term:
Operating leases	8.3	years	8.5	years
Finance leases	7.0	years	7.7	years
Weighted-average discount rate:
Operating leases	3.2%		3.7%
Finance leases	5.7%		6.0%
[1]

During the quarter ended June 30, 2020, the Corporation recognized a lease liability of $11.1 million and a corresponding ROU asset for the same amount as a result of the partial leaseback of the Caparra Center.

As of June 30, 2020, the Corporation has additional operating and finance leases contracts that have not yet commenced with an undiscounted contract amount of $5.8 million and $5.3 million, respectively, which will have lease terms ranging from 10 to 20 years.

Note 29 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries (the “Pension Plans”). The accrual of benefits under the Pension Plans is frozen to all participants. The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries (the “OPEB Plan”).

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended June 30,		Quarters ended June 30,
(In thousands)	2020	2019	2020	2019
Personnel Cost:
Service cost	$-	$-	$178	$190
Other operating expenses:
Interest cost	5,847	7,110	1,228	1,489
Expected return on plan assets	(9,526)	(8,096)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	5,220	5,876	142	-
Total net periodic pension cost	$1,541	$4,890	$1,548	$1,679

	Pension Plans		OPEB Plan
	Six months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Personnel Cost:
Service cost	$-	$-	$356	$380
Other operating expenses:
Interest cost	11,694	14,219	2,456	2,977
Expected return on plan assets	(19,052)	(16,192)	-	-
Amortization prior service cost/(credit)	-	-	-	-
Amortization of net loss	10,440	11,752	284	-
Total net periodic pension cost	$3,082	$9,779	$3,096	$3,357

The Corporation paid the following contributions to the plans for the six months ended June 30, 2020 and expects to pay the following contributions for the year ending December 31, 2020.

	For the six months ended	For the year ending
(In thousands)	June 30, 2020	December 31, 2020
Pension Plans	$114	$229
OPEB Plan	$2,585	$6,516

Note 30 - Stock-based compensation

Incentive Plan

On May 12, 2020, the shareholders of the Corporation approved the Popular, Inc. 2020 Omnibus Incentive Plan, which permits the Corporation to issue several types of stock-based compensation to employees and directors of the Corporation and/or any of its subsidiaries (the “2020 Incentive Plan”). The 2020 Incentive Plan replaced the Popular, Inc. 2004 Omnibus Incentive Plan, which was in effect prior to the adoption of the 2020 Incentive Plan (the “2004 Incentive Plan” and, together with the 2020 Incentive Plan, the “Incentive Plan”). Participants under the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate, as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stock and performance shares for its employees and restricted stock and restricted stock units (“RSU”) to its directors.

The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (“the graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service (“the retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 was modified as follows, the graduated vesting portion is vested ratably over four years commencing at the date of the grant and the retirement vesting portion is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The performance share awards granted under the Incentive Plan consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. For grants issued on 2020 and thereafter, the EPS goal is substituted by the Absolute Return on Average Assets (“ROA”) goal. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS and ROA metrics are considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS or ROA goal as of each reporting period. The TSR and EPS or ROA metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS and ROA) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.
(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	382,186	$36.41
Granted	218,169	55.55
Performance Shares Quantity Adjustment	15,061	55.72
Vested	(270,051)	44.73
Non-vested at December 31, 2019	345,365	$41.68
Granted	278,060	43.20
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(245,002)	43.10
Forfeited	(3,555)	43.72
Non-vested at June 30, 2020	374,861	$41.51

During the quarter ended June 30, 2020, 125,539 shares of restricted stock (June 30, 2019 – 67,564) were awarded to management under the Incentive Plan. During the quarters ended June 30, 2020 and 2019, no performance shares were awarded to management under the Incentive Plan. For the six months ended June 30, 2020, 213,245 shares of restricted stock (June 30, 2019 – 152,154) and 64,815 performance shares (June 30, 2019 - 65,396) were awarded to management under the Incentive Plan.

During the quarter ended June 30, 2020, the Corporation recognized $2 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (June 30, 2019 - $2 million, with a tax benefit of $0.5 million). For the six months ended June 30, 2020, the Corporation recognized $5.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.9 million (June 30, 2019 - $5.8 million, with a tax benefit of $0.9 million). For the six months ended June 30, 2020, the fair market value of the restricted stock and performance shares vested was $9.5 million at grant date and $10.9 million at vesting date. This differential triggers a windfall of $0.5 million that was recorded as a reduction on income tax expense. During the quarter ended June 30, 2020 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $24 thousand (June 30, 2019 - $0.4 million, with a tax benefit of $23 thousand). For the six months ended June 30, 2020, the Corporation recognized $2.8 million of performance shares expense, with a tax benefit of $0.3 million (June 30, 2019 - $3.9 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2020 was $12.2 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock shares	Weighted-Average Grant Date Fair Value per Share	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2018	-	$-	-	$-
Granted	1,052	49.25	27,449	57.64
Vested	(1,052)	49.25	(27,449)	57.64
Forfeited	-	-	-	-
Non-vested at December 31, 2019	-	$-	-	$-
Granted	-	-	42,301	35.44
Vested	-	-	(42,301)	35.44
Forfeited	-	-	-	-
Non-vested at June 30, 2020	-	$-	-	$-

Effective on May 2019, all equity awards granted to the directors may be paid in either restricted stocks or RSU, at the directors’ election. For the year 2020 and 2019, all directors elected RSU. The directors’ equity awards will vest and become non-forfeitable on the grant date of such award. At the director’s option, the shares of common stocks underlying the RSU award shall be delivered to the director after its retirement, either on a fix date or in annual installments. To the extent that cash dividends are paid on the Corporation’s outstanding common stocks, the director will receive an additional number of RSU that reflect reinvested dividend equivalent.

During the quarter ended June 30, 2020 and 2019, no shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. and 42,003 RSUs were granted to members of the Board of Directors of Popular, Inc (June 30, 2019 - 25,460). During this period, the Corporation did not recognize any expense related to these restricted stock shares, and the expense related to these RSUs was of $1.5 million with a tax benefit of $0.3 million (June 30, 2019 - $1.5 million, with a tax benefit of $0.2 million). For the six months ended June 30, 2020, the Corporation did not grant shares of restricted stock to members of the Board of Directors of Popular, Inc. (June 30, 2019 – 1,052) and 42,301 RSU were granted to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2019 - 25,460). During this period, the Corporation did not recognized restricted stock expense related to the restricted stock shares, (June 30, 2019 - $52 thousand, with a tax benefit of $6 thousand) and $1.5 million of restricted stock expense related to these RSU, with a tax benefit of $0.3 million, (June 30, 2019 - $1.5 million, with a tax benefit of $0.2 million). The fair value at vesting date of the RSU vested during the six months ended June 30, 2020 for directors was $1.5 million.

Note 31 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2020		June 30, 2019
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$57,096	38%	$79,289	38%
Net benefit of tax exempt interest income	(29,424)	(19)	(30,939)	(15)
Deferred tax asset valuation allowance	2,610	2	1,263	1
Difference in tax rates due to multiple jurisdictions	(4,210)	(3)	(2,756)	(2)
Effect of income subject to preferential tax rate	(2,727)	(2)	(2,287)	(1)
Adjustment due to estimate on the annual effective rate	(2,153)	(2)	419	-
State and local taxes	2,614	2	1,731	1
Others	822	-	(6,390)	(3)
Income tax expense	$24,628	16%	$40,330	19%

	Six months ended
	June 30, 2020		June 30, 2019
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$71,121	38%	$161,094	38%
Net benefit of tax exempt interest income	(62,320)	(33)	(57,883)	(14)
Deferred tax asset valuation allowance	8,148	4	6,745	2
Difference in tax rates due to multiple jurisdictions	4,665	2	(5,618)	(2)
Effect of income subject to preferential tax rate	(4,627)	(2)	(5,215)	(1)
Adjustment due to estimate on the annual effective rate	6,851	4	(2,711)	(1)
State and local taxes	2,059	1	3,355	1
Others	1,828	1	(9,214)	(2)
Income tax expense	$27,725	15%	$90,553	21%

For the six month period ended June 30,2020 the Corporation recorded an income tax expense of $27.7 million, compared to $90.6 million for the six months period ended June 30, 2019. The reduction in income tax expense reflects the impact of lower pre-tax income, resulting primarily from a higher provision for credit losses and the impact of the COVID-19 pandemic.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	June 30, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$5,269	$8,272
Net operating loss and other carryforward available	119,928	710,208	830,136
Postretirement and pension benefits	79,712	-	79,712
Deferred loan origination fees	16,926	(2,213)	14,713
Allowance for credit losses	438,379	39,319	477,698
Accelerated depreciation	3,439	4,922	8,361
FDIC-assisted transaction	83,016	-	83,016
Intercompany deferred gains	1,749	-	1,749
Lease liability	23,679	21,832	45,511
Difference in outside basis from pass-through entities	57,001	-	57,001
Other temporary differences	34,366	7,821	42,187
Total gross deferred tax assets	861,198	787,158	1,648,356
Deferred tax liabilities:
Indefinite-lived intangibles	39,075	38,122	77,197
Unrealized net gain (loss) on trading and available-for-sale securities	79,510	8,465	87,975
Right of use assets	21,607	19,927	41,534
Other temporary differences	13,080	1,180	14,260
Total gross deferred tax liabilities	153,272	67,694	220,966
Valuation allowance	108,250	406,919	515,169
Net deferred tax asset	$599,676	$312,545	$912,221

	December 31, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$2,368	$5,269	$7,637
Net operating loss and other carryforward available	112,803	716,796	829,599
Postretirement and pension benefits	82,623	-	82,623
Deferred loan origination fees	2,519	(2,759)	(240)
Allowance for loan losses	405,475	10,981	416,456
Accelerated depreciation	3,439	4,914	8,353
FDIC-assisted transaction	82,684	-	82,684
Intercompany deferred gains	1,604	-	1,604
Lease liability	22,694	23,387	46,081
Difference in outside basis from pass-through entities	21,670	-	21,670
Other temporary differences	26,554	7,460	34,014
Total gross deferred tax assets	764,433	766,048	1,530,481
Deferred tax liabilities:
Indefinite-lived intangibles	37,411	36,058	73,469
Unrealized net gain (loss) on trading and available-for-sale securities	15,635	432	16,067
Right of use assets	20,598	21,430	42,028
Other temporary differences	12,778	1,179	13,957
Total gross deferred tax liabilities	86,422	59,099	145,521
Valuation allowance	100,175	399,800	499,975
Net deferred tax asset	$577,836	$307,149	$884,985

The net deferred tax asset shown in the table above at June 30, 2020 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets in the “Other assets” caption (December 31, 2019 - $0.9 billion) and $1.4 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2019 - $1.4 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At June 30, 2020 the deferred tax asset net of deferred tax liabilities of the U.S. operations amounted to $719 million with a valuation allowance of approximately $407 million, for a net deferred tax asset of approximately $312 million. Management evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. mainland operations are evaluated, as a whole, since a consolidated income tax return is filed. As of June 30, 2020, the U.S. operation is not in a cumulative three-years loss position. During 2020, two additional pieces of negative evidence arose: further reduction in interest rates combined with a lower expectation of rate increases in the near future and the economic uncertainty around COVID-19 pandemic. This economic disruption was the principal driver of the significant increase in our provision for credit losses during the first quarter of 2020, although net charge-offs for the first two quarters of 2020 were lower and early credit indicators such as NPL inflows were also lower in our U.S. operations. Due to the economic uncertainty, at this time, the additional negative evidence related to the economic disruption is not enough to overcome the positive evidence of recent historical operating performance such as sustained loan growth, the early success of new business initiatives and stable credit metrics, in combination with the length of the expiration of the NOLs. The Corporation believes that this objectively verified positive evidence places the U.S. operations in a good position to continue executing its business plan once the economic environment stabilizes after the current pandemic turmoil. As a result, as of June 30, 2020, management estimates that the U.S. operations would earn enough pre-tax income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the DTA. Management will closely monitor factors like, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. If such factors worsen during future periods, they could constitute sufficient objectively verifiable negative evidence to overcome the positive evidence, that currently exists, and could require additional amounts of valuation allowance to be registered on the DTA. Any increases to the valuation allowance would be reflected as an income tax expense, reducing the Corporation’s earnings.

At June 30, 2020, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $600 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three-year loss position and has sustained profitability for the three-year period ended June 30, 2020. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized as of June 30, 2020.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three-year period ended June 30, 2020. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of negative and positive evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $108 million as of June 30, 2020.

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

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2020	2019
Balance at January 1	$16.3	$7.2
Additions for tax positions - January through March	-	0.3
Balance at March 31	$16.3	$7.5
Additions for tax positions - April through June	-	0.2
Balance at June 30	$16.3	$7.7

At June 30, 2020, the total amount of accrued interest recognized in the statement of financial condition approximated $4.7 million (December 31, 2019 - $3.5 million). The total interest expense recognized at June 30, 2020 was $1.3 million (June 30, 2019 - $287 thousand). Management determined that at June 30, 2020 and December 31, 2019 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $11.6 million at June 30, 2020 (December 31, 2019 - $10.5 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2020, the following years remain subject to examination in the U.S. Federal jurisdiction: 2016 and thereafter; and in the Puerto Rico jurisdiction, 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $2.2 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2020 and June 30, 2019 are listed in the following table:

(In thousands)	June 30, 2020	June 30, 2019
Non-cash activities:
Loans transferred to other real estate	$16,394	$27,153
Loans transferred to other property	18,306	25,281
Total loans transferred to foreclosed assets	34,700	52,434
Loans transferred to other assets	3,613	12,466
Financed sales of other real estate assets	7,671	8,427
Financed sales of other foreclosed assets	14,845	12,016
Total financed sales of foreclosed assets	22,516	20,443
Financed sale of premises and equipment	31,350	-
Transfers from loans held-in-portfolio to loans held-for-sale	28,557	-
Transfers from loans held-for-sale to loans held-in-portfolio	11,880	7,406
Loans securitized into investment securities[1]	153,546	210,454
Trades receivable from brokers and counterparties	33,206	46,009
Trades payable to brokers and counterparties	470,849	256,993
Recognition of mortgage servicing rights on securitizations or asset transfers	3,107	4,255
Interest capitalized on loans subject to the temporary payment moratorium	8,496	-
Loans booked under the GNMA buy-back option	457,703	26,710
Capitalization of lease right of use asset	17,138	162,768
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	June 30, 2020	June 30, 2019
Cash and due from banks	$430,077	$366,583
Restricted cash and due from banks	5,002	25,120
Restricted cash in money market investments	6,046	7,979
Total cash and due from banks, and restricted cash[2]	$441,125	$399,682
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2020, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2020
For the quarter ended June 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$387,164	$73,704	$4
Provision for credit losses		59,789	2,681	-
Non-interest income		95,803	6,413	(136)
Amortization of intangibles		1,605	166	-
Depreciation expense		12,074	2,105	-
Other operating expenses		283,533	50,876	(135)
Income tax expense		18,105	7,267	-
Net income		$107,861	$17,022	$3
Segment assets		$51,967,412	$10,594,628	$(35,439)

For the quarter ended June 30, 2020
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$460,872	$(9,991)	$-	$450,881
Provision (reversal) for credit losses	62,470	(21)	-	62,449
Non-interest income	102,080	11,954	(1,979)	112,055
Amortization of intangibles	1,771	25	-	1,796
Depreciation expense	14,179	236	-	14,415
Other operating expenses	334,274	(1,345)	(909)	332,020
Income tax expense (benefit)	25,372	(330)	(414)	24,628
Net income	$124,886	$3,398	$(656)	$127,628
Segment assets	$62,526,601	$5,219,408	$(4,900,657)	$62,845,352

For the six months ended June 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$796,790	$146,393	$7
Provision for credit losses		173,371	78,672	-
Non-interest income		207,945	11,645	(276)
Amortization of intangibles		3,887	333	-
Depreciation expense		24,361	4,058	-
Other operating expenses		583,910	106,070	(272)
Income tax expense (benefit)		33,206	(4,684)	-
Net income (loss)		$186,000	$(26,411)	$3
Segment assets		$51,967,412	$10,594,628	$(35,439)

For the six months ended June 30, 2020
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$943,190	$(19,214)	$-	$923,976
Provision for credit losses	252,043	137	-	252,180
Non-interest income	219,314	21,415	(2,031)	238,698
Amortization of intangibles	4,220	49	-	4,269
Depreciation expense	28,419	482	-	28,901
Other operating expenses	689,708	(308)	(1,731)	687,669
Income tax expense (benefit)	28,522	(652)	(145)	27,725
Net income	$159,592	$2,493	$(155)	$161,930
Segment assets	$62,526,601	$5,219,408	$(4,900,657)	$62,845,352

2019
For the quarter ended June 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$411,549	$74,637	$(61)
Provision for credit losses		28,821	11,216	-
Non-interest income		123,388	5,492	(140)
Amortization of intangibles		2,180	166	-
Depreciation expense		12,243	2,001	-
Other operating expenses		297,428	51,741	(137)
Income tax expense		36,751	4,097	-
Net income		$157,514	$10,908	$(64)
Segment assets		$40,698,293	$9,723,815	$(114,605)

For the quarter ended June 30, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$486,125	$(9,809)	$-	$476,316
Provision for credit losses	40,037	154	-	40,191
Non-interest income	128,740	11,339	(1,753)	138,326
Amortization of intangibles	2,346	25	-	2,371
Depreciation expense	14,244	185	-	14,429
Other operating expenses	349,032	(1,944)	(873)	346,215
Income tax expense (benefit)	40,848	(180)	(338)	40,330
Net income	$168,358	$3,290	$(542)	$171,106
Segment assets	$50,307,503	$5,062,632	$(4,752,914)	$50,617,221

For the six months ended June 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$818,906	$147,465	$(57)
Provision for credit losses		60,170	21,587	-
Non-interest income		244,158	11,356	(281)
Amortization of intangibles		4,302	332	-
Depreciation expense		24,182	4,169	-
Other operating expenses		578,126	100,350	(273)
Income tax expense		82,127	9,312	-
Net income		$314,157	$23,071	$(65)
Segment assets		$40,698,293	$9,723,815	$(114,605)

For the six months ended June 30, 2019
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$966,314	$(19,035)	$-	$947,279
Provision for credit losses	81,757	259	-	82,016
Non-interest income	255,233	21,400	(1,877)	274,756
Amortization of intangibles	4,634	49	-	4,683
Depreciation expense	28,351	373	-	28,724
Other operating expenses	678,203	414	(1,589)	677,028
Income tax expense (benefit)	91,439	(766)	(120)	90,553
Net income	$337,163	$2,036	$(168)	$339,031
Segment assets	$50,307,503	$5,062,632	$(4,752,914)	$50,617,221

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2020
For the quarter ended June 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$159,725	$223,634	$3,805	$-	$387,164
Provision for credit losses	8,870	50,919	-	-	59,789
Non-interest income	25,255	47,266	23,525	(243)	95,803
Amortization of intangibles	50	902	653	-	1,605
Depreciation expense	5,077	6,836	161	-	12,074
Other operating expenses	73,451	189,631	20,705	(254)	283,533
Income tax expense (benefit)	24,324	(8,235)	2,016	-	18,105
Net income	$73,208	$30,847	$3,795	$11	$107,861
Segment assets	$44,866,934	$27,443,801	$2,524,764	$(22,868,087)	$51,967,412

For the six months ended June 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$321,259	$466,690	$8,841	$-	$796,790
Provision for credit losses	19,183	154,188	-	-	173,371
Non-interest income	49,967	111,250	47,265	(537)	207,945
Amortization of intangibles	98	2,212	1,577	-	3,887
Depreciation expense	10,227	13,814	320	-	24,361
Other operating expenses	148,326	391,673	44,474	(563)	583,910
Income tax expense (benefit)	49,940	(21,187)	4,453	-	33,206
Net income	$143,452	$37,240	$5,282	$26	$186,000
Segment assets	$44,866,934	$27,443,801	$2,524,764	$(22,868,087)	$51,967,412

2019
For the quarter ended June 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$152,943	$257,301	$1,327	$(22)	$411,549
Provision for credit losses	2,855	25,966	-	-	28,821
Non-interest income	25,696	68,806	29,654	(768)	123,388
Amortization of intangibles	48	1,074	1,058	-	2,180
Depreciation expense	4,897	7,191	155	-	12,243
Other operating expenses	74,021	207,925	16,263	(781)	297,428
Income tax expense	27,819	5,486	3,446	-	36,751
Net income	$68,999	$78,465	$10,059	$(9)	$157,514
Segment assets	$32,240,745	$23,582,849	$381,020	$(15,506,321)	$40,698,293

For the six months ended June 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$304,403	$511,969	$2,645	$(111)	$818,906
Provision for credit losses	863	59,307	-	-	60,170
Non-interest income	49,285	144,210	52,188	(1,525)	244,158
Amortization of intangibles	97	2,146	2,059	-	4,302
Depreciation expense	9,551	14,318	313	-	24,182
Other operating expenses	146,950	400,595	32,090	(1,509)	578,126
Income tax expense	59,013	17,229	5,885	-	82,127
Net income	$137,214	$162,584	$14,486	$(127)	$314,157
Segment assets	$32,240,745	$23,582,849	$381,020	$(15,506,321)	$40,698,293

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the quarter ended June 30, 2020, the BPPR segment generated approximately $28.7 million (2019 - $26.0 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $22.3 million in revenues (2019 - $24.1 million) from its operations in the U.S. and British Virgin Islands. At June 30, 2020, total assets for the BPPR segment related to its operations in the United States amounted to $608 million (2019 - $588 million) and total deposits amounted to $35 million (2019 - $59 million).

Geographic Information
	Quarter ended		Six months ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:[1]
Puerto Rico	$451,744	$501,640	$941,380	$1,001,778
United States	92,422	93,964	184,101	183,820
Other	18,770	19,038	37,193	36,437
Total consolidated revenues	$562,936	$614,642	$1,162,674	$1,222,035
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss), including impairment on equity securities, net profit on trading account debt securities, net gain on sale of loans, including valuation adjustment on loans helt-for-sale, adjustments (expense) to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:
(In thousands)	June 30, 2020	December 31, 2019
Puerto Rico
Total assets	$50,760,153	$40,544,255
Loans	20,262,910	18,989,286
Deposits	44,095,385	34,664,243
United States
Total assets	$11,202,062	$10,693,536
Loans	8,205,839	7,819,187
Deposits	8,168,697	7,664,792
Other
Total assets	$883,137	$877,533
Loans	670,529	657,603
Deposits[1]	1,580,218	1,429,571
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2020 and December 31, 2019, and the results of their operations and cash flows for periods ended June 30, 2020 and 2019.

PNA is an operating, 100% owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees, joint and severally, all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At June 30, 2020
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$67,604	$-	$435,080	$(67,604)	$435,080
Money market investments	177,618	13,079	9,624,660	(190,079)	9,625,278
Trading account debt securities, at fair value	-	-	33,560	-	33,560
Debt securities available-for-sale, at fair value	-	-	20,763,453	-	20,763,453
Debt securities held -to maturity, at amortized cost	8,726	2,835	83,868	-	95,429
Less - Allowance for credit losses	-	-	12,735	-	12,735
Debt securities held-to-maturity, net	8,726	2,835	71,133	-	82,694
Equity securities	12,913	20	153,671	(128)	166,476
Investment in subsidiaries	6,024,065	1,768,290	-	(7,792,355)	-
Loans held-for-sale, at lower of cost or fair value	-	-	68,725	-	68,725
Loans held-in-portfolio	31,753	-	29,212,368	5,955	29,250,076
Less - Unearned income	-	-	179,523	-	179,523
Allowance for credit losses	353	-	918,081	-	918,434
Total loans held-in-portfolio, net	31,400	-	28,114,764	5,955	28,152,119
Premises and equipment, net	5,073	-	508,607	-	513,680
Other real estate	146	-	113,794	-	113,940
Accrued income receivable	170	76	219,909	(29)	220,126
Mortgage servicing rights, at fair value	-	-	141,144	-	141,144
Other assets	110,536	21,919	1,732,389	(31,400)	1,833,444
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,414	-	18,097	-	24,511
Total assets	$6,444,665	$1,806,219	$62,670,109	$(8,075,641)	$62,845,352
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$12,588,114	$(67,604)	$12,520,510
Interest bearing	-	-	41,513,869	(190,079)	41,323,790
Total deposits	-	-	54,101,983	(257,683)	53,844,300
Assets sold under agreements to repurchase	-	-	153,065	-	153,065
Notes payable	586,752	94,104	505,418	-	1,186,274
Other liabilities	77,816	3,203	1,831,806	(31,277)	1,881,548
Total liabilities	664,568	97,307	56,592,272	(288,960)	57,065,187
Stockholders' equity:
Preferred stock	22,143	-	-	-	22,143
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,511,627	4,173,087	5,852,819	(10,017,200)	4,520,333
Retained earnings (accumulated deficit)	2,042,309	(2,500,586)	(58,486)	2,550,545	2,033,782
Treasury stock, at cost	(1,016,375)	-	-	(111)	(1,016,486)
Accumulated other comprehensive income, net of tax	219,349	36,409	227,197	(263,606)	219,349
Total stockholders' equity	5,780,097	1,708,912	6,077,837	(7,786,681)	5,780,165
Total liabilities and stockholders' equity	$6,444,665	$1,806,219	$62,670,109	$(8,075,641)	$62,845,352

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$55,956	$-	$388,363	$(56,008)	$388,311
Money market investments	221,598	16,029	3,261,688	(237,029)	3,262,286
Trading account debt securities, at fair value	-	-	40,321	-	40,321
Debt securities available-for-sale, at fair value	-	-	17,648,473	-	17,648,473
Debt securities held-to-maturity, at amortized cost	8,726	2,835	86,101	-	97,662
Equity securities	10,744	20	149,322	(199)	159,887
Investment in subsidiaries	6,243,065	1,806,583	-	(8,049,648)	-
Loans held-for-sale, at lower of cost or fair value	-	-	59,203	-	59,203
Loans held-in-portfolio	32,027	-	27,549,874	5,955	27,587,856
Less - Unearned income	-	-	180,983	-	180,983
Allowance for loan losses	410	-	477,298	-	477,708
Total loans held-in-portfolio, net	31,617	-	26,891,593	5,955	26,929,165
Premises and equipment, net	3,893	-	552,757	-	556,650
Other real estate	146	-	121,926	-	122,072
Accrued income receivable	382	108	180,630	(249)	180,871
Mortgage servicing rights, at fair value	-	-	150,906	-	150,906
Other assets	93,835	21,324	1,722,839	(18,383)	1,819,615
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,463	-	22,317	-	28,780
Total assets	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,216,181	$(56,008)	$9,160,173
Interest bearing	-	-	34,835,462	(237,029)	34,598,433
Total deposits	-	-	44,051,643	(293,037)	43,758,606
Assets sold under agreements to repurchase	-	-	193,378	-	193,378
Notes payable	586,119	94,090	421,399	-	1,101,608
Other liabilities	73,596	3,200	986,865	(18,708)	1,044,953
Total liabilities	659,715	97,290	45,653,285	(311,745)	46,098,545
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,438,706	4,173,169	5,847,389	(10,011,852)	4,447,412
Retained earnings (accumulated deficit)	2,156,442	(2,425,429)	555,398	1,861,504	2,147,915
Treasury stock, at cost	(459,704)	-	-	(110)	(459,814)
Accumulated other comprehensive (loss) income, net of tax	(169,938)	1,867	(164,817)	162,950	(169,938)
Total stockholders' equity	6,016,710	1,749,609	6,294,277	(8,043,817)	6,016,779
Total liabilities and stockholders' equity	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2020
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$2,000	$-	$-	$(2,000)	$-
Loans	558	-	429,112	-	429,670
Money market investments	405	23	2,013	(426)	2,015
Investment securities	161	46	76,677	-	76,884
Total interest and dividend income	3,124	69	507,802	(2,426)	508,569
Interest expense:
Deposits	-	-	43,206	(426)	42,780
Short-term borrowings	-	-	645	-	645
Long-term debt	9,632	1,558	3,073	-	14,263
Total interest expense	9,632	1,558	46,924	(426)	57,688
Net interest (expense) income	(6,508)	(1,489)	460,878	(2,000)	450,881
Provision for credit losses - loan portfolios	(21)	-	63,125	-	63,104
Provision for credit losses - investment securities	-	-	(655)	-	(655)
Net interest (expense) income after provision for credit losses	(6,487)	(1,489)	398,408	(2,000)	388,432
Service charges on deposit accounts	-	-	30,163	-	30,163
Other service fees	-	-	54,052	(1,968)	52,084
Mortgage banking activities	-	-	3,777	-	3,777
Net gain, including impairment on equity securities	1,531	-	924	(8)	2,447
Net profit on trading account debt securities	-	-	82	-	82
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	2,222	-	2,222
Indemnity reserves on loans sold expense	-	-	(1,160)	-	(1,160)
Other operating income	2,392	-	20,052	(4)	22,440
Total non-interest income	3,923	-	110,112	(1,980)	112,055
Operating expenses:
Personnel costs	15,904	-	123,262	-	139,166
Net occupancy expenses	883	-	24,604	-	25,487
Equipment expenses	760	1	20,083	-	20,844
Other taxes	62	-	13,261	-	13,323
Professional fees	13,920	30	78,782	(185)	92,547
Communications	164	-	5,410	-	5,574
Business promotion	1,121	-	11,160	-	12,281
FDIC deposit insurance	-	-	5,340	-	5,340
Other real estate owned (OREO) expenses	-	-	(344)	-	(344)
Other operating expenses	(34,143)	13	67,071	(724)	32,217
Amortization of intangibles	25	-	1,771	-	1,796
Total operating expenses	(1,304)	44	350,400	(909)	348,231
(Loss) income before income tax and equity in earnings of subsidiaries	(1,260)	(1,533)	158,120	(3,071)	152,256
Income tax (benefit) expense	-	(322)	25,364	(414)	24,628

(Loss) income before equity in earnings of subsidiaries	(1,260)	(1,211)	132,756	(2,657)	127,628
Equity in undistributed earnings of subsidiaries	128,888	16,994	-	(145,882)	-
Net income	$127,628	$15,783	$132,756	$(148,539)	$127,628
Comprehensive income, net of tax	$136,354	$20,768	$141,193	$(161,961)	$136,354

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2020
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$582,000	$-	$-	$(582,000)	$-
Loans	1,120	-	878,996	-	880,116
Money market investments	1,556	68	14,014	(1,623)	14,015
Investment securities	319	93	164,384	-	164,796
Total interest and dividend income	584,995	161	1,057,394	(583,623)	1,058,927
Interest expense:
Deposits	-	-	106,504	(1,623)	104,881
Short-term borrowings	-	-	1,693	-	1,693
Long-term debt	19,264	3,115	5,998	-	28,377
Total interest expense	19,264	3,115	114,195	(1,623)	134,951
Net interest income (expense)	565,731	(2,954)	943,199	(582,000)	923,976
Provision for credit losses - loan portfolios	137	-	251,962	-	252,099
Provision for credit losses - investment securities	-	-	81	-	81
Net interest income (expense) after provision for credit losses	565,594	(2,954)	691,156	(582,000)	671,796
Service charges on deposit accounts	-	-	71,822	-	71,822
Other service fees	-	-	118,951	(2,094)	116,857
Mortgage banking activities	-	-	10,197	-	10,197
Net loss, including impairment on equity securities	(12)	-	(342)	73	(281)
Net profit on trading account debt securities	-	-	573	-	573
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	3,179	-	3,179
Indemnity reserves on loans sold expense	-	-	(5,953)	-	(5,953)
Other operating income	6,561	-	35,753	(10)	42,304
Total non-interest income	6,549	-	234,180	(2,031)	238,698
Operating expenses:
Personnel costs	34,177	-	251,820	-	285,997
Net occupancy expenses	1,936	-	48,709	-	50,645
Equipment expenses	1,633	2	40,814	-	42,449
Other taxes	124	1	26,879	-	27,004
Professional fees	20,386	60	173,483	(311)	193,618
Communications	291	-	11,237	-	11,528
Business promotion	1,937	-	24,541	-	26,478
FDIC deposit insurance	-	-	10,420	-	10,420
Other real estate owned (OREO) expenses	-	-	2,135	-	2,135
Other operating expenses	(60,726)	26	128,417	(1,421)	66,296
Amortization of intangibles	49	-	4,220	-	4,269
Total operating expenses	(193)	89	722,675	(1,732)	720,839
Income (loss) before income tax and equity in losses of subsidiaries	572,336	(3,043)	202,661	(582,299)	189,655
Income tax (benefit) expense	-	(639)	28,509	(145)	27,725

Income (loss) before equity in losses of subsidiaries	572,336	(2,404)	174,152	(582,154)	161,930
Equity in undistributed losses of subsidiaries	(410,406)	(26,458)	-	436,864	-
Net income (loss)	$161,930	$(28,862)	$174,152	$(145,290)	$161,930
Comprehensive income, net of tax	$551,217	$5,680	$566,166	$(571,846)	$551,217

Condensed Consolidating Statement of Operations (Unaudited)

		Quarter ended June 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$52,000	$-	$-	$(52,000)	$-
Loans	497	-	453,707	-	454,204
Money market investments	618	55	22,533	(672)	22,534
Investment securities	159	47	94,035	-	94,241
Total interest and dividend income	53,274	102	570,275	(52,672)	570,979
Interest expense:
Deposits	-	-	79,121	(672)	78,449
Short-term borrowings	-	-	1,656	-	1,656
Long-term debt	9,632	1,558	3,368	-	14,558
Total interest expense	9,632	1,558	84,145	(672)	94,663
Net interest income (expense)	43,642	(1,456)	486,130	(52,000)	476,316
Provision for credit losses - loan portfolios	153	-	40,038	-	40,191
Net interest income (expense) after provision for credit losses	43,489	(1,456)	446,092	(52,000)	436,125
Service charges on deposit accounts	-	-	39,617	-	39,617
Other service fees	1	-	75,766	(1,736)	74,031
Mortgage banking activities	-	-	(1,773)	-	(1,773)
Net gain, including impairment on equity securities	283	-	254	(9)	528
Net profit on trading account debt securities	-	-	422	-	422
Adjustments to indemnity reserves on loans sold	-	-	1,840	-	1,840
Other operating income	3,636	633	19,401	(9)	23,661
Total non-interest income	3,920	633	135,527	(1,754)	138,326
Operating expenses:
Personnel costs	14,376	-	127,123	-	141,499
Net occupancy expenses	1,178	-	22,119	2	23,299
Equipment expenses	1,027	1	20,295	-	21,323
Other taxes	62	1	12,514	-	12,577
Professional fees	4,721	28	90,728	(229)	95,248
Communications	219	-	5,736	-	5,955
Business promotion	899	-	18,220	-	19,119
FDIC deposit insurance	-	-	5,278	-	5,278
Other real estate owned (OREO) expenses	-	-	1,237	-	1,237
Other operating expenses	(24,453)	16	60,193	(647)	35,109
Amortization of intangibles	25	-	2,346	-	2,371
Total operating expenses	(1,946)	46	365,789	(874)	363,015
Income (loss) before income tax and equity in earnings of subsidiaries	49,355	(869)	215,830	(52,880)	211,436
Income tax (benefit) expense	-	(183)	40,852	(339)	40,330

Income (loss) before equity in earnings of subsidiaries	49,355	(686)	174,978	(52,541)	171,106
Equity in undistributed earnings of subsidiaries	121,751	10,893	-	(132,644)	-
Net income	$171,106	$10,207	$174,978	$(185,185)	$171,106
Comprehensive income, net of tax	$303,872	$31,499	$308,913	$(340,412)	$303,872

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$254,300	$-	$-	$(254,300)	$-
Loans	1,085	-	900,832	-	901,917
Money market investments	1,740	106	51,753	(1,845)	51,754
Investment securities	313	93	174,871	-	175,277
Total interest and dividend income	257,438	199	1,127,456	(256,145)	1,128,948
Interest expense:
Deposits	-	-	151,120	(1,845)	149,275
Short-term borrowings	-	-	3,256	-	3,256
Long-term debt	19,264	3,115	6,759	-	29,138
Total interest expense	19,264	3,115	161,135	(1,845)	181,669
Net interest income (expense)	238,174	(2,916)	966,321	(254,300)	947,279
Provision for credit lossses - loan portfolios	259	-	81,757	-	82,016
Net interest income (expense) after provision for credit losses	237,915	(2,916)	884,564	(254,300)	865,263
Service charges on deposit accounts	-	-	78,308	-	78,308
Other service fees	2	-	140,172	(1,836)	138,338
Mortgage banking activities	-	-	8,153	-	8,153
Net gain, including impairment on equity securities	870	-	1,113	(22)	1,961
Net profit on trading account debt securities	-	-	682	-	682
Adjustment to indemnity reserves on loans sold	-	-	1,747	-	1,747
Other operating income (expense)	8,805	(634)	37,416	(20)	45,567
Total non-interest income (expense)	9,677	(634)	267,591	(1,878)	274,756
Operating expenses:
Personnel costs	32,703	-	251,913	-	284,616
Net occupancy expenses	2,225	-	44,654	(43)	46,836
Equipment expenses	1,699	2	39,327	-	41,028
Other taxes	124	1	24,114	-	24,239
Professional fees	7,410	55	175,578	(329)	182,714
Communications	333	-	11,471	-	11,804
Business promotion	1,681	-	32,112	-	33,793
FDIC deposit insurance	-	-	10,084	-	10,084
Other real estate owned (OREO) expenses	-	-	3,914	-	3,914
Other operating expenses	(45,792)	29	113,705	(1,218)	66,724
Amortization of intangibles	49	-	4,634	-	4,683
Total operating expenses	432	87	711,506	(1,590)	710,435
Income (loss) before income tax and equity in earnings of subsidiaries	247,160	(3,637)	440,649	(254,588)	429,584
Income tax (benefit) expense	-	(764)	91,438	(121)	90,553

Income (loss) before equity in earnings of subsidiaries	247,160	(2,873)	349,211	(254,467)	339,031
Equity in undistributed earnings of subsidiaries	91,871	23,038	-	(114,909)	-
Net income	$339,031	$20,165	$349,211	$(369,376)	$339,031
Comprehensive income, net of tax	$575,792	$59,517	$587,767	$(647,284)	$575,792

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2020
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income (loss)	$161,930	$(28,862)	$174,152	$(145,290)	$161,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	410,406	26,458	-	(436,864)	-
Provision for credit losses	137	-	252,043	-	252,180
Amortization of intangibles	49	-	4,220	-	4,269
Depreciation and amortization of premises and equipment	483	-	28,418	-	28,901
Net accretion of discounts and amortization of premiums and deferred fees	617	13	(42,717)	-	(42,087)
Share-based compensation	5,514	-	1,650	-	7,164
Fair value adjustments on mortgage servicing rights	-	-	12,869	-	12,869
Adjustment to indemnity reserves on loans sold	-	-	5,953	-	5,953
Earnings from investments under the equity method, net of dividends or distributions	(5,396)	-	(1,029)	-	(6,425)
Deferred income tax benefit	-	(639)	(7,040)	(145)	(7,824)
Gain on:
Disposition of premises and equipment and other productive assets	-	-	(7,939)	-	(7,939)
Proceeds from insurance claims	-	-	(366)	-	(366)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(12,652)	-	(12,652)
Sale of foreclosed assets, including write-downs	-	-	(5,754)	-	(5,754)
Acquisitions of loans held-for-sale	-	-	(82,812)	-	(82,812)
Proceeds from sale of loans held-for-sale	-	-	24,897	-	24,897
Net originations on loans held-for-sale	-	-	(100,408)	-	(100,408)
Net decrease (increase) in:
Trading debt securities	-	-	176,054	-	176,054
Equity securities	(2,169)	-	(1,562)	-	(3,731)
Accrued income receivable	212	32	(54,896)	(221)	(54,873)
Other assets	(12,109)	44	29,417	13,161	30,513
Net (decrease) increase in:
Interest payable	-	-	(3,643)	221	(3,422)
Pension and other postretirement benefits obligations	-	-	2,771	-	2,771
Other liabilities	(417)	4	(58,482)	(12,789)	(71,684)
Total adjustments	397,327	25,912	158,992	(436,637)	145,594
Net cash provided by (used in) operating activities	559,257	(2,950)	333,144	(581,927)	307,524
Cash flows from investing activities:
Net decrease (increase) in money market investments	44,000	2,950	(6,362,958)	(46,950)	(6,362,958)
Purchases of investment securities:
Available-for-sale	-	-	(10,313,044)	-	(10,313,044)
Equity	-	-	(20,211)	(71)	(20,282)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	8,106,422	-	8,106,422
Held-to-maturity	-	-	3,102	-	3,102
Proceeds from sale of investment securities:
Equity	-	-	17,424	-	17,424
Net repayments (disbursements) on loans	290	-	(1,160,022)	-	(1,159,732)
Proceeds from sale of loans	-	-	26,070	-	26,070
Acquisition of loan portfolios	-	-	(123,738)	-	(123,738)
Return of capital from equity method investments	131	-	-	-	131
Payments to acquire equity method investments	-	-	(440)	-	(440)
Capital contribution to subsidiary	(5,000)	-	-	5,000	-
Acquisition of premises and equipment	(1,949)	-	(22,108)	-	(24,057)
Proceeds from insurance claims	-	-	366	-	366

Proceeds from sale of:
Premises and equipment and other productive assets	172	-	14,542	-	14,714
Foreclosed assets	-	-	32,805	-	32,805
Net cash provided by (used in) investing activities	37,644	2,950	(9,801,790)	(42,021)	(9,803,217)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	10,054,979	35,354	10,090,333
Assets sold under agreements to repurchase	-	-	(40,313)	-	(40,313)
Payments of notes payable	-	-	(66,989)	-	(66,989)
Principal payments of finance leases	-	-	(1,047)	-	(1,047)
Proceeds from issuance of notes payable	-	-	151,009	-	151,009
Proceeds from issuance of common stock	11,978	-	(5,393)	-	6,585
Payments for repurchase of reedemable preferred stock	(28,017)	-	-	-	(28,017)
Dividends paid to parent company	-	-	(582,000)	582,000	-
Dividends paid	(65,584)	-	-	-	(65,584)
Net payments for repurchase of common stock	(500,466)	-	186	(2)	(500,282)
Capital contribution from parent	-	-	5,000	(5,000)	-
Payments related to tax withholding for share-based compensation	(3,144)	-	(56)	-	(3,200)
Net cash (used in) provided by financing activities	(585,233)	-	9,515,376	612,352	9,542,495
Net increase in cash and due from banks, and restricted cash	11,668	-	46,730	(11,596)	46,802
Cash and due from banks, and restricted cash at beginning of period	56,554	-	393,777	(56,008)	394,323
Cash and due from banks, and restricted cash at end of period	$68,222	$-	$440,507	$(67,604)	$441,125

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$339,031	$20,165	$349,211	$(369,376)	$339,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(91,871)	(23,038)	-	114,909	-
Provision for credit losses	259	-	81,757	-	82,016
Amortization of intangibles	49	-	4,634	-	4,683
Depreciation and amortization of premises and equipment	373	-	28,351	-	28,724
Net accretion of discounts and amortization of premiums and deferred fees	624	13	(82,690)	-	(82,053)
Share-based compensation	6,925	-	3,483	-	10,408
Fair value adjustments on mortgage servicing rights	-	-	21,011	-	21,011
Adjustments to indemnity reserves on loans sold	-	-	(1,747)	-	(1,747)
Earnings from investments under the equity method, net of dividends or distributions	(7,640)	634	(251)	-	(7,257)
Deferred income tax (benefit) expense	-	(764)	75,968	(121)	75,083
Loss (gain) on:
Disposition of premises and equipment and other productive assets	39	-	(4,180)	-	(4,141)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(5,939)	-	(5,939)
Sale of foreclosed assets, including write-downs	-	-	(9,826)	-	(9,826)
Acquisitions of loans held-for-sale	-	-	(103,233)	-	(103,233)
Proceeds from sale of loans held-for-sale	-	-	31,063	-	31,063
Net originations on loans held-for-sale	-	-	(125,707)	-	(125,707)
Net decrease (increase) in:
Trading debt securities	-	-	215,569	-	215,569
Equity securities	(2,960)	-	(2,951)	-	(5,911)
Accrued income receivable	(45)	-	(4,764)	(55)	(4,864)
Other assets	81	42	(11,425)	7,739	(3,563)
Net increase (decrease) in:
Interest payable	-	-	858	55	913
Pension and other postretirement benefits obligations	-	-	10,399	-	10,399
Other liabilities	(4,883)	(95)	(112,867)	(7,472)	(125,317)
Total adjustments	(99,049)	(23,208)	7,513	115,055	311
Net cash provided by (used in) operating activities	239,982	(3,043)	356,724	(254,321)	339,342
Cash flows from investing activities:
Net decrease in money market investments	75,000	3,043	997,694	(78,043)	997,694
Purchases of investment securities:
Available-for-sale	-	-	(9,684,912)	-	(9,684,912)
Equity	-	-	(12,747)	41	(12,706)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	6,789,265	-	6,789,265
Held-to-maturity	-	-	2,980	-	2,980
Proceeds from sale of investment securities:
Equity	-	-	6,047	-	6,047
Net repayments (disbursements) on loans	394	-	(324,461)	-	(324,067)
Proceeds from sale of loans	-	-	29,943	-	29,943
Acquisition of loan portfolios	-	-	(312,752)	-	(312,752)
Payments to acquire other intangible	-	-	(793)	-	(793)
Return of capital from equity method investments	-	-	1,397	-	1,397

Acquisition of premises and equipment	(671)	-	(37,255)	-	(37,926)
Proceeds from sale of:
Premises and equipment and other productive assets	3	-	14,812	-	14,815
Foreclosed assets	-	-	59,304	-	59,304
Net cash provided by (used in) investing activities	74,726	3,043	(2,471,478)	(78,002)	(2,471,711)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	2,281,355	67,140	2,348,495
Assets sold under agreements to repurchase	-	-	(48,439)	-	(48,439)
Other short-term borrowings	-	-	159,959	-	159,959
Payments of notes payable	-	-	(99,758)	-	(99,758)
Principal payments of finance leases	-	-	(837)	-	(837)
Proceeds from issuance of notes payable	-	-	75,000	-	75,000
Proceeds from issuance of common stock	6,121	-	(1,471)	-	4,650
Dividends paid to parent company	-	-	(254,300)	254,300	-
Dividends paid	(55,631)	-	-	-	(55,631)
Net payments for repurchase of common stock	(250,393)	-	3	(20)	(250,410)
Payments related to tax withholding for share-based compensation	(4,077)	-	(152)	-	(4,229)
Net cash (used in) provided by financing activities	(303,980)	-	2,111,360	321,420	2,128,800
Net decrease in cash and due from banks, and restricted cash	10,728	-	(3,394)	(10,903)	(3,569)
Cash and due from banks, and restricted cash at beginning of period	68,278	-	402,995	(68,022)	403,251
Cash and due from banks, and restricted cash at end of period	$79,006	$-	$399,601	$(78,925)	$399,682

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

The Corporation has several investments which it accounts for under the equity method. As of June 30, 2020, the Corporation had a 16.22% interest in EVERTEC, Inc., whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended June 30, 2020, the Corporation recorded $ 2.4 million in earnings from its investment in EVERTEC, which had a carrying amount of $76 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended June 30, 2020, the Corporation recorded $8.1 million in earnings from its investment in BHD León, which had a carrying amount of $142 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Coronavirus (COVID-19) Pandemic

The Corporation’s results for the second quarter of 2020 reflect the impact of the continued business disruption caused by the pandemic, the relief measures implemented by the Corporation and by the federal, state and local governments in response thereto. Certain of the measures imposed by the governments of Puerto Rico, the United States mainland and United States Virgin Islands, including lockdowns, business closures, mandatory curfews and limits to public activities, were relaxed late in the second quarter of 2020 to allow for the gradual reopening of the economy. Nevertheless, economic activity was negatively impacted by the pandemic throughout the quarter, which in turn impacted our financial results. The recent regional resurgence in the spread of the virus has also led to the reinstitution of certain restrictive health and safety measures. For example, in July 16, 2020, as a result of the resurgence of COVID-19 cases on the Island, the Government of Puerto Rico scaled back measures to reopen the economy, including by further restricting non-essential business establishments and public activities.

As previously disclosed, the Corporation implemented several financial relief programs in response to the pandemic, including payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges, such as late-payment charges and ATM transaction fees. In the case of Puerto Rico, the moratoriums for all consumer products are mandated by local law. As of June 30, 2020, the Corporation had granted a loan payment moratorium to 116,226 eligible retail customers with an aggregate book value of $3.9 billion, and to 5,003 eligible commercial clients with an aggregate book value of $4.1 billion. Refer to Table 28 for a breakdown of loan modifications completed by the Corporation as part of the COVID-19 relief measures as of June 30, 2020. COVID-related moratoriums began in March of 2020 and are set to expire between July 1, 2020 and September 30, 2020, depending on the loan product and deferral agreements with the borrowers. Other clients benefitted from moratoriums since mid-January 2020 as a result of various areas of Puerto Rico being declared disaster areas as a result of the January earthquakes.

The delinquency status of loans subject to the Corporation’s payment moratorium programs remains unaltered during the payment deferral period and the Corporation continues to accrue interest income during such term.

As of June 30, 2020, the Corporation had secured funding approval for over 28,000 loans totaling approximately $1.4 billion under the Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”). Approximately $1.2 billion of such loans were granted in Puerto Rico, $215 million in the mainland United States and $29 million in the U.S. Virgin Islands. The average size of loans extended under the PPP was approximately $45,000 in Puerto Rico and the U.S. Virgin Islands and $152,000 in the mainland United States. The Corporation will continue to extend PPP loans while the program remains open and is now working on the second part of the process, loan forgiveness, which is expected to be completed predominantly through digital channels.

During the second quarter, the Corporation’s revenue streams were also impacted by reduced consumer transaction activity, the waiver of certain late fees and service charges, including ATM transaction fees, as well as the temporary suspension of auto loans and leases, as well as mortgage originations and related securitization and loan sale activities. Collectively, these revenue captions experienced a decrease of approximately $21.9 million when compared to the previous quarter and of approximately $27.2 million when compared to the same quarter of the previous year, reflecting the impact of the COVID-19 pandemic. As of July 2020, the Corporation reinstated most of the fees waived as a result of the pandemic as well as its normal collection efforts. The speed at which earnings from those activities return to pre-pandemic levels remain highly uncertain and depend on client activity and the economic recovery.

Mortgage loan origination activity resumed during the month of May. Origination volumes and related mortgage loan securitization activity reflect the impact of the lockdown for a portion of the second quarter of 2020, although the origination volumes for the month of June reflect an increase to a level that is comparable to the same period of the previous year.

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

Common Stock Repurchase Plan

On May 27, 2020, the Corporation completed its previously announced $500 million accelerated share repurchase transaction (“ASR”) for 2020 with respect to its common stock. On March 19, 2020 (the “early termination date”), the dealer counterparty to the ASR exercised its right under the ASR agreement to terminate the transaction because the trading price of the Corporation’s common stock fell below a specified level due to the effects of the COVID-19 pandemic on the global markets. As a result of such early termination, the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020, occurred during the second quarter of 2020.

Under the ASR, the Corporation prepaid $500 million and received from the dealer counterparty an initial delivery of 7,055,919 shares of common stock on February 3, 2020. As part of the final settlement of the ASR, the Corporation received an additional 4,763,216 shares of common stock after the early termination date. In total the Corporation repurchased 11,819,135 shares at an average price per share of $42.3043 under the ASR. The Corporation accounted for the ASR as a treasury stock transaction. This transaction increased by $2.20 the Corporation’s tangible book value per share.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and six months ended June 30, 2020 and 2019.

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

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Tables 2 and 3, along with the reconciliation to net interest income (GAAP), for the quarters and six months ended June 30, 2020 as compared with the same periods in 2019, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended June 30, 2020

• For the quarter ended June 30, 2020, the Corporation recorded net income of $ 127.6 million, compared to net income of $ 171.1 million for the same quarter of the previous year. The results for the second quarter of 2020 reflect lower net interest income by $25.4 million mainly due to the decrease in the Fed Funds rate resulting in lower yields, and the earning asset mix, offset by a decrease in deposit cost, mainly in public sector deposits. The net interest income for the quarter was impacted by the increase in deposits of $9.3 billion, most of which was deployed in overnight Fed Funds or in short-term U.S. Treasury securities and to originate $1.4 billion in Small Business Administration (“SBA”) loans under the Payment Protection Program (“PPP”). These are all lower yielding assets. This change in the composition of our earning assets, coupled with the effect of the declines in market interest rates, resulted in a compression of the Corporation’s net interest margin to 3.25%, a decrease of 86 basis when compared to the same quarter of the previous year. The provision for credit losses increased by $22.3 million, calculated under the new CECL accounting standard. Non-interest income was lower by $26.3 million mostly due to lower service fees and service charges on deposit accounts due to economic disruptions related to the pandemic, and the waiver of service charges and late fees, in response. Operating expenses were lower by $14.8 million mainly due to lower business promotion expenses, professional fees and personnel costs.

• Total assets at June 30, 2020 amounted to $62.8 billion, compared to $52.1 billion, at December 31, 2019. The increase of $10.7 billion was mainly due to higher money market investments, loan balances and higher investments in debt securities available-for-sale.

• Total deposits at June 30, 2020 increased by $10.1 billion when compared to deposits at December 31, 2019, mainly due to an increase in BPPR public sector deposits, and retail and commercial demand and savings accounts.

• Capital ratios continued to be strong. As of June 30, 2020, the Corporation’s common equity tier 1 capital ratio was 15.71%, while the total capital ratio was 18.29%. Refer to Table 8 for capital ratios.

Due to the effects of the current and projected interest rate environment and the effects of the COVID-19 pandemic on the valuation of the Corporation and its subsidiaries, the Corporation deemed these factors as a triggering event during the first quarter of 2020 which required management to perform an interim goodwill impairment test. During the second quarter, management continued to monitor changes in circumstances to determine if these changes would more likely than not result in an impairment of goodwill. Based on the analysis performed, no impairment was recognized. Refer to Note - 14 “Goodwill and Other Intangible Assets” for additional information of the Corporation’s interim goodwill impairment test.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2020	December 31, 2019	Variance	June 30, 2020	June 30, 2019	Variance
Money market investments	$9,625,278	$3,262,286	$6,362,992	$5,999,029	$4,312,815	$1,686,214
Investment securities[1]	21,058,918	17,946,343	3,112,575	18,051,429	14,908,256	3,143,173
Loans	29,139,278	27,466,076	1,673,202	27,842,471	26,612,951	1,229,520
Earning assets	59,823,474	48,674,705	11,148,769	51,892,929	45,834,022	6,058,907
Total assets	62,845,352	52,115,324	10,730,028	55,076,592	49,203,858	5,872,734
Deposits	53,844,300	43,758,606	10,085,694	47,315,592	41,123,717	6,191,875
Borrowings	1,359,359	1,294,986	64,373	1,331,345	2,301,207	(969,862)
Stockholders’ equity[1]	5,780,165	6,016,779	(236,614)	5,377,625	5,606,181	(228,556)
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2020	2019	Variance	2020	2019	Variance
Net interest income	$450,881	$476,316	$(25,435)	$923,976	$947,279	$(23,303)
Provision for credit losses - loan portfolios	63,104	40,191	22,913	252,099	82,016	170,083
Provision (reversal) for credit losses - investment securities	(655)	-	(655)	81	-	81
Non-interest income	112,055	138,326	(26,271)	238,698	274,756	(36,058)
Operating expenses	348,231	363,015	(14,784)	720,839	710,435	10,404
Income before income tax	152,256	211,436	(59,180)	189,655	429,584	(239,929)
Income tax expense	24,628	40,330	(15,702)	27,725	90,553	(62,828)
Net income	$127,628	$171,106	$(43,478)	$161,930	$339,031	$(177,101)
Net income applicable to common stock	$127,275	$170,175	$(42,900)	$160,877	$337,169	$(176,292)
Net income per common share – basic	$1.49	$1.77	$(0.28)	$1.83	$3.46	$(1.63)
Net income per common share – diluted	$1.49	$1.76	$(0.27)	$1.83	$3.45	$(1.62)
Dividends declared per common share	$0.40	$0.30	$0.10	$0.80	$0.60	$0.20

		Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information		2020	2019		2020	2019
Common Stock Data
End market price		$37.17	54.24		$37.17	54.24
Book value per common share at period end		68.40	58.63		68.40	58.63
Profitability Ratios
Return on assets		0.87%	1.38%		0.29%	1.39%
Return on common equity		9.74	12.31		3.00	12.24
Net interest spread		3.11	3.82		3.40	3.87
Net interest spread (taxable equivalent) - Non-GAAP		3.42	4.21		3.75	4.24
Net interest margin		3.25	4.11		3.58	4.16
Net interest margin (taxable equivalent) - Non-GAAP		3.56	4.50		3.93	4.53
Capitalization Ratios
Average equity to average assets		8.97%	11.24%		9.76%	11.39%
Common equity Tier 1 capital		15.71	16.80		15.71	16.80
Tier I capital		15.78	16.80		15.78	16.80
Total capital		18.29	19.39		18.29	19.39
Tier 1 leverage		8.13	9.75		8.13	9.75

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Credit Losses; (iii) Loans Acquired with Deteriorated Credit Quality; (iv) Income Taxes; (v) Goodwill; and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2019 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2019 Form 10-K for a summary of the Corporation’s significant accounting policies, including those related to business combinations, and to Notes 3 and 4 to the Consolidated Financial Statements included in this Form 10Q for information on recently adopted accounting standard updates and changes to our significant accounting policies.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income was $450.9 million for the second quarter of 2020, a decrease of $25.4 million when compared to $476.3 million for the same quarter of 2019. Taxable equivalent net interest income was $493.0 million for the second quarter of 2020, a decrease of $28.5 million when compared to $521.6 million for the same quarter of 2019.

Net interest margin for the second quarter of 2020 was 3.25%, a decrease of 86 basis points when compared to 4.11% for the same quarter of the previous year. The lower net interest margin for the quarter is mainly as a result of three major factors: the decrease of 225 basis points in the Federal Funds Rate when compared to the same quarter in 2019, the increase in average deposits by $9.3 billion and the deployment of that increase into mostly overnight Fed Funds, short-term U.S. Treasury securities and $1.4 billion ($913 million in average balance) in loans under the SBA PPP. These assets, although accretive to net interest income, are low yielding assets and compressed the net interest margin. The redeployment in relatively short tenured assets respond to the uncertainty of the tenure of the deposit growth. Net interest margin, on a taxable equivalent basis, for the second quarter of 2020 was 3.56%, a decrease of 94 basis points when compared to 4.50% for the same quarter of 2019.The detailed variances of the decrease in net interest income are described below:

Negative variances:

• Lower interest income from money market investments related to the above-mentioned decrease in the Federal Funds Rate, partially offset by an increase in average volume;

• Lower interest income from investment securities due to lower yield, partially offset by higher volume of U.S. Treasuries and agencies related to recent purchases to deploy liquidity and to benefit from the Puerto Rico tax exemption of these assets; and

• Lower interest income from loans driven by the waived fees on past due loans associated to the moratorium to mitigate the financial impact of the COVID-19 pandemic; by the impact of the decrease in rates on variable rate loans and the origination of loans under a lower interest rate environment, partially offset by higher average loans, mainly PPP loans, which carry a yield of approximately 2.85%, including the amortization of fees received under the program.

Positive variances:

• Lower interest expense on deposits due to lower interest cost resulting from the decrease in interest rates, mostly on Puerto Rico Government and U.S. deposits, partially offset by higher average balance of interest-bearing deposits of $5.1 billion. The increase in deposit balances experienced in the past three years has been amplified during the quarter by the inflow of deposits from the relief and assistance programs provided by the P.R. and Federal governments in response to the pandemic.

Interest income for the quarter ended June 30, 2020, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $13.1 million or a decrease of $1.4 million when compared to the same quarter in 2019.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarters ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2020	2019	Variance	2020	2019	Variance		2020	2019	Variance	Rate	Volume
(In millions)							(In thousands)
$7,973	$3,759	$4,214	0.10%	2.40%	(2.30)%	Money market investments	$2,016	$22,535	$(20,519)	$(32,733)	$12,214
19,332	15,835	3,497	2.25	3.29	(1.04)	Investment securities [1]	108,608	129,852	(21,244)	(41,763)	20,519
51	70	(19)	6.82	7.24	(0.42)	Trading securities	861	1,265	(404)	(72)	(332)
						Total money market,
						investment and trading
27,356	19,664	7,692	1.64	3.13	(1.49)	securities	111,485	153,652	(42,167)	(74,568)	32,401
						Loans:
13,350	12,156	1,194	5.09	6.14	(1.05)	Commercial	168,799	186,005	(17,206)	(34,322)	17,116
935	806	129	5.69	6.74	(1.05)	Construction	13,223	13,544	(321)	(2,320)	1,999
1,082	972	110	5.97	6.07	(0.10)	Leasing	16,142	14,758	1,384	(267)	1,651
7,038	7,113	(75)	5.24	5.36	(0.12)	Mortgage	92,221	95,250	(3,029)	(2,033)	(996)
2,918	2,864	54	11.43	11.95	(0.52)	Consumer	82,792	85,292	(2,500)	(4,086)	1,586
2,957	2,822	135	8.98	9.62	(0.64)	Auto	66,048	67,722	(1,674)	(4,817)	3,143
28,280	26,733	1,547	6.24	6.94	(0.70)	Total loans	439,225	462,571	(23,346)	(47,845)	24,499
$55,636	$46,397	$9,239	3.98%	5.32%	(1.34)%	Total earning assets	$550,710	$616,223	$(65,513)	$(122,413)	$56,900
						Interest bearing deposits:
$19,392	$14,953	$4,439	0.24%	1.05%	(0.81)%	NOW and money market [2]	$11,551	$39,252	$(27,701)	$(34,214)	$6,513
11,856	10,067	1,789	0.35	0.42	(0.07)	Savings	10,250	10,452	(202)	(2,458)	2,256
8,730	7,827	903	0.97	1.47	(0.50)	Time deposits	20,979	28,745	(7,766)	(9,167)	1,401
39,978	32,847	7,131	0.43	0.96	(0.53)	Total deposits	42,780	78,449	(35,669)	(45,839)	10,170
167	242	(75)	1.55	2.75	(1.20)	Short-term borrowings	646	1,656	(1,010)	(609)	(401)
						Other medium and
1,169	1,206	(37)	4.90	4.85	0.05	long-term debt	14,263	14,558	(295)	(78)	(217)
						Total interest bearing
41,314	34,295	7,019	0.56	1.11	(0.55)	liabilities	57,689	94,663	(36,974)	(46,526)	9,552
11,006	8,868	2,138				Demand deposits
3,316	3,234	82				Other sources of funds
$55,636	$46,397	$9,239	0.42%	0.82%	(0.40)%	Total source of funds	57,689	94,663	(36,974)	(46,526)	9,552
						Net interest margin/
			3.56%	4.50%	(0.94)%	income on a taxable equivalent basis (Non-GAAP)	493,021	521,560	(28,539)	$(75,887)	$47,348
			3.42%	4.21%	(0.79)%	Net interest spread
						Taxable equivalent adjustment	42,140	45,245	(3,105)
						Net interest margin/ income
			3.25%	4.11%	(0.86)%	non-taxable equivalent basis (GAAP)	$450,881	$476,315	$(25,434)
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale.
[2] Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income for the six month period ended June 30, 2020 was $924.0 million, compared to $947.3 million for the same period of 2019. Taxable equivalent net interest income was $1.0 billion for the six months ended June 30, 2020, a decrease of $17.6 million when compared to the same period of 2019. Net interest margin was 3.58%, a decrease of 58 basis points when compared to 4.16% for the same period in 2019. The drivers of the decrease in net interest margin are similar to those of the quarter; driven principally by the lower interest rates, the increase in deposit volume and the deployment of those deposits mostly in money market investments, short-term debt securities and in loans, mainly under the PPP. Net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2020 was 3.93%, a decrease of 60 basis points when compared to the 4.53% for the same period of 2019. The drivers of the variances in net interest income for the six-month period are:

Negative variances:

• Lower interest income from money market investments due the cumulative impact of the Federal Reserve interest rate decreases that occurred during 2019 and Q1 2020, partially offset by higher volume;

• Lower interest income from investment securities due to lower rates, partially offset by a higher volume of U.S. Treasuries and agencies related to recent purchases to deploy liquidity and to benefit from the Puerto Rico tax exemption of these assets; and,

• Lower interest income from loans mainly driven by the waived fees on past due loans associated to the payment moratorium to mitigate the financial impact of the COVID-19 pandemic and impact of the decrease in rates in variable rate loans, partially offset by higher volume of loans, mainly loans issued under a lower interest rate environment, including PPP loans.

Positive variances:

• Lower interest expense on deposits due to lower interest cost resulting from the decrease in interest rates, mostly on Puerto Rico Government and U.S. deposits, partially offset by higher average balance of interest-bearing deposits.

Interest income for the six months ended June 30, 2020 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $25.6 million, compared with $30.7 million for the same period in 2019.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Six months ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2020	2019	Variance	2020	2019	Variance		2020	2019	Variance	Rate	Volume
(In millions)							(In thousands)
$5,999	$4,313	$1,686	0.47%	2.42%	(1.95)%	Money market investments	$14,016	$51,755	$(37,739)	$(52,609)	$14,870
17,995	14,840	3,155	2.58	3.26	(0.68)	Investment securities [1]	231,323	240,662	(9,339)	(50,224)	40,885
56	68	(12)	6.74	7.62	(0.88)	Trading securities	1,881	2,554	(673)	(269)	(404)
						Total money market,
						investment and trading
24,050	19,221	4,829	2.06	3.09	(1.03)	securities	247,220	294,971	(47,751)	(103,102)	55,351
						Loans:
12,846	12,110	736	5.51	6.14	(0.63)	Commercial	352,002	368,742	(16,740)	(38,260)	21,520
898	806	92	5.91	6.79	(0.88)	Construction	26,398	27,168	(770)	(3,659)	2,889
1,077	958	119	6.02	6.07	(0.05)	Leasing	32,411	29,089	3,322	(268)	3,590
7,033	7,124	(91)	5.27	5.35	(0.08)	Mortgage	185,422	190,418	(4,996)	(2,598)	(2,398)
3,014	2,839	175	11.49	11.94	(0.45)	Consumer	172,215	168,073	4,142	(6,299)	10,441
2,975	2,776	199	9.04	9.83	(0.79)	Auto	133,768	135,305	(1,537)	(10,858)	9,321
27,843	26,613	1,230	6.51	6.95	(0.44)	Total loans	902,216	918,795	(16,579)	(61,942)	45,363
$51,893	$45,834	$6,059	4.45%	5.33%	(0.88)%	Total earning assets	$1,149,436	$1,213,766	$(64,330)	$(165,044)	$100,714
						Interest bearing deposits:
$17,811	$14,504	$3,307	0.42%	1.02%	(0.60)%	NOW and money market [2]	$36,846	$73,028	$(36,182)	$(45,607)	$9,425
11,290	9,958	1,332	0.39	0.41	(0.02)	Savings	21,911	20,361	1,550	(2,225)	3,775
8,211	7,752	459	1.13	1.45	(0.32)	Time deposits	46,124	55,886	(9,762)	(11,911)	2,149
37,312	32,214	5,098	0.57	0.93	(0.36)	Total deposits	104,881	149,275	(44,394)	(59,743)	15,349
198	245	(47)	1.72	2.68	(0.96)	Short-term borrowings	1,693	3,256	(1,563)	(961)	(602)
						Other medium and
1,133	1,213	(80)	5.02	4.82	0.20	long-term debt	28,377	29,138	(761)	826	(1,587)
						Total interest bearing
38,643	33,672	4,971	0.70	1.09	(0.39)	liabilities	134,951	181,669	(46,718)	(59,878)	13,160
10,004	8,910	1,094				Demand deposits
3,246	3,252	(6)				Other sources of funds
$51,893	$45,834	$6,059	0.52%	0.80%	(0.28)%	Total source of funds	134,951	181,669	(46,718)	(59,878)	13,160
			3.93%	4.53%	(0.60)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,014,485	1,032,097	(17,612)	$(105,166)	$87,554
			3.75%	4.24%	(0.49)%	Net interest spread
						Taxable equivalent adjustment	90,509	84,818	5,691
			3.58%	4.1552%	(0.58)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$923,976	$947,279	$(23,303)
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale.
[2] Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Provision for Credit Losses - Loans Held-in-Portfolio

The Corporation’s provision for credit losses was $63.1 million for the quarter ended June 30, 2020, compared to $40.2 million for the quarter ended June 30, 2019, an increase of $22.9 million.

The provision for credit losses for the BPPR segment was $60.4 million for the quarter ended June 30, 2020, compared to $29.0 million for the quarter ended June 30, 2019, an increase of $31.4 million. The increase was mainly due to the implementation of the CECL model in 2020. The Popular U.S. segment provision for credit losses amounted to $2.7 million for the quarter ended June 30, 2020, a decrease of $8.5 million, compared to $11.2 million for the same quarter in 2019. The decrease was due in part to a lower provision for the taxi medallion portfolio.

The Corporation’s provision for credit losses was $252.1 million for the six months June 30, 2020, compared to $82.0 million for the six months ended June 30, 2019, an increase of $170.1 million.

The provision for credit losses for the BPPR segment was $173.4 million for the six months ended June 30, 2020, compared to $60.4 million for the six months ended June 30, 2019, an increase of $113.0 million. The Popular U.S. segment provision for credit losses amounted to $78.7 million for the six months ended June 30, 2020, an increase of $57.1 million, compared to $21.6 million for the same quarter in 2019.

The increase in the provision for credit losses for the six month period ended June 30, 2020 when compared to the period of the previous year reflects the impact of the adoption of the new CECL accounting standard, discussed in Note 2 to the Consolidated Financial Statements, as well as the estimated impact of the COVID-19 pandemic. During the quarter ended March 31, 2020, the Corporation recorded $134 million in incremental reserves resulting from the deterioration in the economic outlook as a result of the COVID-19 pandemic. Management will continue to carefully review the exposure of the portfolios to COVID-19 related risks, as well as changes in the economic outlook and their effect on credit quality.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

During the quarter ended June 30, 2020, the Corporation recorded a release of $0.7 million on its ACL related to its investment securities portfolio of Obligations from the Government of Puerto Rico, states and political subdivisions. The decrease in the ACL is mainly related to the securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions. The ACL for these securities is calculated using BPPR’s non-default second mortgages expected losses as a proxy, as described in Note 7. During the second quarter of 2020, the FICO scores of this population improved when compared to Q1 2020, which resulted in a lower estimate of expected losses. At June 30, 2020, the total allowance for credit losses for this portfolio amounted to $12.7 million.

Non-Interest Income

Non-interest income amounted to $112.0 million for the quarter ended June 30, 2020, compared to $138.3 million for the same quarter of the previous year. The decrease in non-interest income by $26.3 million was primarily driven by:

• lower service charges on deposit accounts by $9.5 million, mainly in the BPPR segment, due to lower transactions resulting from business disruptions and the waiver of fees related to the pandemic;

• lower other service fees by $21.9 million, mainly in the BPPR segment, due to lower credit and debit card fees by $12.0 million due to lower transactional volumes resulting from business disruptions related to the pandemic, which also resulted in the waiver of service charges and late fees; lower insurance fees by $6.0 million in part due to $3.5 million in contingent commissions received during the second quarter of 2019; and lower other fees by $3.3 million in part due to lower retail auto loan servicing fee income; and

• an unfavorable variance in adjustments to indemnity reserves of $3.0 million mainly due to the release of a $4.4 million reserve established in connection with a 2013 transaction during the second quarter of 2019;

Partially offset by:

• higher income from mortgage banking activities by $5.6 million mainly due to lower unfavorable fair value adjustments on mortgage servicing rights by $9.5 million, partially offset by lower mortgage servicing fees by $2.9 million due to a decrease in collections resulting from the payment moratoriums and higher net losses on derivatives positions by $1.4 million; and

• an increase in net unrealized gain on equity securities of $1.9 million mainly related to deferred compensation plans that have an offsetting expense in personnel costs.

Non-interest income amounted to $238.7 million for the six months ended June 30, 2020, compared to $274.8 million for the same period of the previous year. Non-interest income decreased by $36.1 million primarily driven by:

• lower service charges on deposit accounts by $6.5 million due to lower transactions and the waiver of fees as a result of the pandemic;

• lower other service fees by $21.5 million mainly due to lower credit and debit card fees by $12.0 million due to lower transactional volumes and waiver of service charges and late charges as a result of the pandemic, lower insurance fees by $5.8 million in part due to $3.5 million in contingent commissions received during the second quarter of 2019, and lower other fees by $4.5 million in part due to lower retail auto loan servicing fee income; and

• an unfavorable variance in adjustments to indemnity reserves on previously sold loans of $7.7 million mainly due to the release of a $4.4 million reserve established in connection with a 2013 transaction during the second quarter of 2019 and higher provision in 2020 related to loans previously sold with credit recourse.

Operating Expenses

Operating expenses amounted to $348.2 million for the quarter ended June 30, 2020, a decrease of $14.8 million when compared with the same quarter of 2019, driven primarily by:

• Lower personnel cost by $2.3 million due to due to lower commission, incentive and other bonuses by $6.6 million and lower incentives related to the profit-sharing plan which is tied to the Corporation’s financial performance by $6.3 million; partially offset by higher salaries by $7.8 million impacted by a higher headcount and annual salary revision, and by higher employee deferred compensation plans expense by $1.6 million, resulting from the unrealized gains in equity securities held by the Corporation, in connection with these plans;

• Lower professional fees by $2.7 million due to lower collections, appraisals and other credit related fees by $1.8 million, due to the suspension of collection efforts as a result of the pandemic relief measures, lower programming, processing and other technology services by $1.6 million mainly due to lower volume of transactions and lower legal fees by $2.3 million; partially offset by higher advisory expenses by $2.9 million;

• Lower business promotions by $6.8 million due to lower advertising expense by $3.9 million and lower consumer reward program expense by $2.0 million;

• Lower OREO expenses by $1.6 million due to the temporary suspension of foreclosure activity as part of the pandemic relief measures; and

• Lower other operating expenses by $2.9 million due to lower pension plan cost by $3.3 million due to annual changes in actuarial assumptions.

These decreases were partially offset by:

• Higher net occupancy expense by $2.2 million due to lower building rental income and lower parking revenues due to decreased activity as a result of the lockdown related to the pandemic.

Operating expenses amounted to $720.8 million for the six months ended June 30, 2020, increased by $10.4 million when compared with the same period of 2019, driven primarily by:

• Higher net occupancy expenses by $3.8 million due to higher cleaning cost and lower building rental and parking income;

• Higher equipment expenses by $1.4 million due to higher software license cost and maintenance expenses;

• Higher other taxes by $2.8 million due to higher municipal license tax from higher revenue;

• Higher professional fees by $10.9 million primarily due to higher advisory expenses by $11.1 million related to Corporate initiatives, higher audit and tax services by $3.4 million mainly related to work on new accounting pronouncements; partially offset by lower legal fees by $2.8 million.

These increases were partially offset by:

• Lower business promotions by $7.3 million due to lower advertising expense by $5.5 million and lower consumer reward program expense by $2.1 million; and

• Lower OREO expenses by $1.8 million due to the temporary suspension of foreclosure activity as part of the pandemic relief measures.

Table 4 - Operating Expenses
	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Personnel costs:
Salaries	$93,969	$86,161	$7,808	$186,225	$170,611	$15,614
Commissions, incentives and other bonuses	16,076	22,636	(6,560)	41,334	48,397	(7,063)
Pension, postretirement and medical insurance	11,392	10,406	986	21,030	20,167	863
Other personnel costs, including payroll taxes	17,729	22,296	(4,567)	37,408	45,441	(8,033)
Total personnel costs	139,166	141,499	(2,333)	285,997	284,616	1,381
Net occupancy expenses	25,487	23,299	2,188	50,645	46,836	3,809
Equipment expenses	20,844	21,323	(479)	42,449	41,028	1,421
Other taxes	13,323	12,577	746	27,004	24,239	2,765
Professional fees:
Collections, appraisals and other credit related fees	2,897	4,741	(1,844)	6,778	8,465	(1,687)
Programming, processing and other technology services	59,387	61,033	(1,646)	122,206	121,211	995
Legal fees, excluding collections	2,184	4,446	(2,262)	5,170	7,935	(2,765)
Other professional fees	28,079	25,028	3,051	59,464	45,103	14,361
Total professional fees	92,547	95,248	(2,701)	193,618	182,714	10,904
Communications	5,574	5,955	(381)	11,528	11,804	(276)
Business promotion	12,281	19,119	(6,838)	26,478	33,793	(7,315)
FDIC deposit insurance	5,340	5,278	62	10,420	10,084	336
Other real estate owned (OREO) expenses	(344)	1,237	(1,581)	2,135	3,914	(1,779)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	9,873	9,900	(27)	20,155	18,123	2,032
Operational losses	4,128	4,778	(650)	12,502	9,666	2,836
All other	18,216	20,431	(2,215)	33,639	38,935	(5,296)
Total other operating expenses	32,217	35,109	(2,892)	66,296	66,724	(428)
Amortization of intangibles	1,796	2,371	(575)	4,269	4,683	(414)
Total operating expenses	$348,231	$363,015	$(14,784)	$720,839	$710,435	$10,404

INCOME TAXES

For the six-month period ended June 30,2020, the Corporation recorded an income tax expense of $27.7 million with an effective tax rate (“ETR”) of 15%, compared to $90.6 million with an ETR of 21% for the same period of 2019. The income tax expense and ETR for the six-month period ended June 30, 2020, reflects the impact of lower pre-tax income, resulting primarily from a higher provision for credit losses and the impact of the COVID-19 pandemic. The Corporation expects a consolidated ETR for the year 2020 to be within a range of 14% to 17%. This expectation will be impacted by the composition and source of its pre-tax income.

At June 30, 2020, the Corporation had a deferred tax asset amounting to $0.9 billion, net of a valuation allowance of $0.5 billion. The deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 31 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on the income tax expense and deferred tax asset balances.

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

The Corporate group reported a net income of $3.4 million for the quarter ended June 30, 2020, compared with a net income of $3.3 million for the same quarter of the previous year. For the six-month period ended June 30, 2020, the Corporate group reported a net income of $2.5 million, compared to a net income of $2.0 million for the same period of the previous year.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $107.9 million for the quarter ended June 30, 2020, compared with net income of $157.5 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results include the following:

• Lower net interest income by $24.4 million mainly due to:

• Lower interest income from investment securities by $35.6 million largely due to lower yields due to the decrease in the Federal Reserve interest rates; and

• Lower interest income from loans by $21.8 million due to lower yields, principally in the commercial portfolio.

Partially offset by:

• Lower interest expense on deposits by $32.7 million mainly due to a lower cost of public sector deposits.

The net interest margin for the quarter ended June 30, 2020 was 3.38% compared to 4.37% for the same quarter in the previous year. The decrease in net interest margin is driven by a lower yield in earning assets, and earning asset mix, partially offset by a lower cost of public sector deposits.

• The total provision for credit losses for the second quarter of 2020 was $59.8 million, compared to $28.8 million for the same quarter of the previous year. The increase of $31.0 million was mainly due to the impact of the adoption of the new CECL accounting standard and the impact of the pandemic on the economic environment.

• Non-interest income was lower by $27.6 million mainly due to:

• Lower service charges on deposit accounts by $7.9 million due to lower transaction volumes and fees waived as part of the pandemic relief initiatives;

• Lower other service fees by $21.3 million driven by lower debit and credit card transactions and fees waived as part of the pandemic relief initiatives; and

• Unfavorable variance in adjustments to indemnity reserves of $3.0 million mainly due to a higher provision related to loans previously sold with credit recourse.

Partially offset by:

• Higher income from mortgage banking activities by $5.2 million mainly due to a lower unfavorable fair value adjustment on mortgage servicing rights.

• Lower operating expenses by $14.6 million mostly due to:

• Lower personnel cost by $2.5 million due to lower incentive compensation, including the Corporation’s profit-sharing plan, offset by higher salaries due to higher headcount and salary revisions;

• Lower professional fees by $11.3 million due to lower collection and credit related expenses due to the suspension of collection efforts as a result of the pandemic relief measures and lower programming, processing and other technology services mainly due to lower volume of transactions; and

• Lower business promotion expense by $5.8 million due to lower advertising and customer reward program expense.

Partially offset by:

• Higher other operating expenses by $4.3 million mainly due to higher Corporate expense allocations related to consulting and advisory fees.

• Lower income tax expense by $18.6 million mainly due to lower income before tax.

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $186.0 million for the six-month period ended June 30, 2020, compared with net income of $314.2 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results include the following:

• Lower net interest income by $22.1 million mainly due to:

• Lower interest income from investment securities by $44.0 million largely due lower yields due to the decrease in the Federal Reserve interest rates; and

• Lower interest income from loans by $22.1 million due to lower yields, mainly in the commercial portfolio.

Partially offset by:

• Lower interest expense on deposits by $43.3 million mainly due to a lower cost of public sector deposits.

The net interest margin for the six-month period ended June 30, 2020 decreased to 3.77% from 4.43% for the same quarter in the previous year, mainly due to lower yields in earning assets, partially offset by a lower cost of public sector deposits.

• The total provision for credit losses for the six months ended June 30, 2020 was $173.4 million, compared to $60.2 million for the same period of the previous year. The increase of $113.2 million was mainly due to the impact of the adoption of the new CECL accounting standard and the estimated impact of the COVID-19 pandemic.

• Non-interest income was lower by $36.2 million mainly due to:

• Lower service charges on deposit accounts by $4.7 million due to lower transaction volumes and the waiver of fees as part of the pandemic relief initiatives;

• Lower other service fees by $20.8 million driven by lower debit and credit card transactions and the waiver of fees as part of the pandemic relief initiatives;

• Unfavorable variance in adjustments to indemnity reserves of $7.7 million mainly due to a higher provision related to loans previously sold with credit recourse; and

• Lower other operating income by $4.2 million mainly due to lower gain on sale of repossessed autos.

Partially offset by:

• Higher income from mortgage banking activities by $1.7 million mainly due to a lower unfavorable fair value adjustment on mortgage servicing rights.

• Higher operating expenses by $5.5 million mostly due to:

• Higher occupancy expense by $3.2 million mainly due to lower building rental income and parking revenues due to lower activities as a result of the lockdown related to the pandemic; and

• Higher other operating expenses by $10.8 million mainly due to higher Corporate expense allocations related to consulting and advisory fees.

Partially offset by:

• Lower professional fees by $4.7 million mainly due to technology related expenses incurred by Popular Auto in 2019 related to the system conversion of the portfolio acquired from Wells Fargo; and

• Lower business promotion expense by $5.9 million driven by lower advertising expense and lower customer reward program expense.

• Lower income tax expense by $48.9 million mainly due to lower income before tax.

Popular U.S.

For the quarter ended June 30, 2020, the reportable segment of Popular U.S. reported a net income of $17.0 million, compared with a net income of $10.9 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• Lower provision for credit losses by $8.5 million due in part to lower provision for the taxi medallion portfolio;

• Higher non-interest income by $0.9 million due to gain on sale of taxi medallion loans by $2.2 million, offset by lower service charges on deposit accounts by $1.5 million due to business disruptions and waived fees as a result of the pandemic; and

• Income tax unfavorable variance of $3.2 million mainly due to a higher income before tax.

For the six-month period ended June 30, 2020, the reportable segment of Popular U.S. reported a net loss of $26.4 million, compared with a net income of $23.1 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher provision for credit losses by $57.1 million due to the implementation of CECL and the estimated impact of the COVID-19 pandemic.

• Higher operating expenses by $5.6 million due to:

• Higher professional fees by $2.6 million mainly due to approximately $3.0 million in higher consulting and advisory fees; and

• Higher other operating expenses by $3.9 million due to higher provision for unused commitments.

• Income tax favorable variance of $14.0 million mainly due to the loss before tax for the six-month period ended June 30, 2020.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $62.8 billion at June 30, 2020, compared to $52.1 billion at December 31, 2019. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $9.6 billion at June 30, 2020, compared to $3.3 billion at December 31, 2019. The increase was mainly due to an increase in deposits, partially offset by purchases of debt securities available-for-sale and originations of PPP loans.

Debt securities available-for-sale increased by $3.1 billion to $20.8 billion at June 30, 2020. The increase was mainly due to purchases of U.S. Treasury securities and mortgage-backed securities. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $1.7 billion to $ 29.1 billion at June 30, 2020 mainly driven by growth of commercial loans due to originations of PPP loans at both BPPR and PB and an increase of $0.4 billion in mortgage loans due to an increase in the rebooking of GNMA loans subject to the repurchase option due to an increase in delinquency resulting from the payment moratorium. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The allowance for credit losses for the loan portfolio increased by $0.4 billion, which includes the impact of the adoption of CECL and reserves resulting from the deterioration in the economic outlook as result of the COVID-19 pandemic. Refer to the Credit Quality section of the MD&A for additional information on the Allowance for credit losses for the loan portfolio.

Table 5 - Loans Ending Balances
(In thousands)	June 30, 2020	December 31, 2019	Variance
Loans held-in-portfolio:
Commercial	$13,735,082	$12,312,751	$1,422,331
Construction	928,507	831,092	97,415
Legacy[1]	17,000	22,105	(5,105)
Lease financing	1,098,188	1,059,507	38,681
Mortgage	7,521,795	7,183,532	338,263
Auto	2,904,324	2,917,522	(13,198)
Consumer	2,865,657	3,080,364	(214,707)
Total loans held-in-portfolio	29,070,553	27,406,873	1,663,680
Loans held-for-sale:
Commercial	6,778	-	6,778
Mortgage	61,947	59,203	2,744
Total loans held-for-sale	68,725	59,203	9,522
Total loans	$29,139,278	$27,466,076	$1,673,202

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Other assets

Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019.

Liabilities

The Corporation’s total liabilities were $57.1 billion at June 30, 2020, compared to $46.1 billion at December 31, 2019.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2020 and December 31, 2019 is included in Table 6.

Table 6 - Financing to Total Assets
	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2020	2019	from 2019 to 2020	2020	2019
Non-interest bearing deposits	$12,520	$9,160	36.7%	19.9%	17.6%
Interest-bearing core deposits	35,672	29,610	20.5	56.8	56.8
Other interest-bearing deposits	5,652	4,988	13.3	9.0	9.6
Repurchase agreements	153	193	(20.7)	0.2	0.4
Notes payable	1,186	1,102	7.6	1.9	2.1
Other liabilities	1,882	1,045	80.1	3.0	2.0
Stockholders’ equity	5,780	6,017	(3.9)	9.2	11.5

Deposits

The Corporation’s deposits totaled $53.8 billion at June 30, 2020, compared to $43.8 billion at December 31, 2019. The deposits increase of $10.0 billion was mainly due to an increase at BPPR of public sector deposits by $3.7 billion and retail and commercial demand and savings accounts by $5.7 billion. Public sector deposit balances are expected to decline over the long term. However, the receipt by the P.R. Government of additional COVID-19-related Federal assistance and seasonal tax collections are likely to increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of PROMESA and the speed at which CARES Act assistance is distributed. Refer to Table 7 for a breakdown of the Corporation’s deposits at June 30, 2020 and December 31, 2019.

Table 7 - Deposits Ending Balances
(In thousands)	June 30, 2020	December 31, 2019	Variance
Demand deposits [1]	$22,731,726	$16,566,145	$6,165,581
Savings, NOW and money market deposits (non-brokered)	22,457,951	19,169,899	3,288,052
Savings, NOW and money market deposits (brokered)	522,929	347,765	175,164
Time deposits (non-brokered)	7,919,265	7,546,621	372,644
Time deposits (brokered CDs)	212,429	128,176	84,253
Total deposits	$53,844,300	$43,758,606	$10,085,694
[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained relatively flat at $1.3 billion at June 30, 2020 and December 31, 2019. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities increased by $0.8 billion to $1.9 billion at June 30, 2020, when compared to December 31, 2019, mainly due to an increase in the liability for GNMA loans sold with a repurchase option of $0.4 billion, as discussed above, and $0.5 billion in unsettled purchases of debt securities.

Stockholders’ Equity

Stockholders’ equity totaled $5.8 billion at June 30, 2020, a decrease of $236.6 million, principally due to the impact of the $500 million accelerated share repurchase transaction, the cumulative effect of $205.8 million related to the adoption of CECL, declared dividends of $69.2 million on common stock, and $1.0 million in dividends on preferred stock, partially offset by the net income for the six months ended June 30, 2020 of $161.9 million and an increase of unrealized gains on debt securities available-for-sale by $396.9 million. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2020, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2020 and December 31, 2019.

Table 8 - Capital Adequacy Data

(Dollars in thousands)	June 30, 2020	December 31, 2019
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,978,803	$5,966,619
AOCI related adjustments due to opt-out election	(288,807)	113,155
Goodwill, net of associated deferred tax liability (DTL)	(593,237)	(596,994)
Intangible assets, net of associated DTLs	(24,511)	(28,780)
Deferred tax assets and other deductions	(369,629)	(332,763)
Common equity tier 1 capital	$4,702,619	$5,121,237
Additional tier 1 capital:
Preferred stock	22,143	50,160
Other additional tier 1 capital deductions	-	(50,160)
Additional tier 1 capital	$22,143	$-
Tier 1 capital	$4,724,762	$5,121,237
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	376,531	363,638
Tier 2 capital	$750,268	$737,375
Total risk-based capital	$5,475,030	$5,858,612
Minimum total capital requirement to be well capitalized	$2,993,259	$2,884,037
Excess total capital over minimum well capitalized	$2,481,771	$2,974,575
Total risk-weighted assets	$29,932,589	$28,840,368
Total assets for leverage ratio	$58,121,691	$51,057,484
Risk-based capital ratios:
Common equity tier 1 capital	15.71%	17.76%
Tier 1 capital	15.78	17.76
Total capital	18.29	20.31
Tier 1 leverage	8.13	10.03

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2020, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

On April 1, 2020, the Corporation adopted the final rule issued by the federal banking regulatory agencies pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 that simplified several requirements in the agencies' regulatory capital rules. These rules simplified the regulatory capital requirement for mortgage servicing assets (MSAs), deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions by raising the CET1 deduction threshold from 10% to 25%. The 15% CET 1 deduction threshold which applies to aggregate amount of such items was eliminated. The rule also requires, among other changes, increasing from 100% to 250% the risk weight to MSAs and temporary difference deferred tax asset not deducted from capital. For investments in the capital of unconsolidated financial institutions, the risk weight would be based on the exposure category of the investment. As a result of these rules, the Corporation’s CET1 decreased by 49 bps.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, total capital ratio, and leverage capital ratio as of June 30, 2020 as compared to December 31, 2019 was mainly attributed to the accelerated share repurchase transaction of $500 million completed in the first quarter of 2020, and to the increase in risk weight assets driven by the increase from 100% to 250% to the risk weight assets of MSAs and temporary difference deferred tax asset not deducted from capital, resulting from the adoption of the aforementioned final rule.

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

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2020, and December 31, 2019.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2020	December 31, 2019
Total stockholders’ equity	$5,780,165	$6,016,779
Less: Preferred stock	(22,143)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(24,511)	(28,780)
Total tangible common equity	$5,062,389	$5,266,717
Total assets	$62,845,352	$52,115,324
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(24,511)	(28,780)
Total tangible assets	$62,149,719	$51,415,422
Tangible common equity to tangible assets	8.15%	10.24%
Common shares outstanding at end of period	84,184,927	95,589,629
Tangible book value per common share	$60.13	$55.10

	Quarterly average
Total stockholders’ equity [1]	$5,274,071	$5,887,125
Less: Preferred Stock	(22,143)	(50,160)
Less: Goodwill	(671,121)	(671,121)
Less: Other intangibles	(25,497)	(20,674)
Total tangible common equity	$4,555,310	$5,145,170
Return on average tangible common equity	11.23%	12.79%
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.

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

Table 10 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2020.

Table 10 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2020	Years 2021 - 2022	Years 2023 - 2024	Years 2025 - thereafter	Total
Commitments to extend credit	$6,786,360	$1,227,835	$156,392	$95,107	$8,265,694
Commercial letters of credit	1,987	-	-	-	1,987
Standby letters of credit	7,284	50,551	-	-	57,835
Commitments to originate or fund mortgage loans	92,591	4,568	-	-	97,159
Total	$6,888,222	$1,282,954	$156,392	$95,107	$8,422,675

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $20.8 billion as of June 30, 2020. Other assets subject to market risk include loans held-for-sale, which amounted to $69 million, mortgage servicing rights (“MSRs”) which amounted to $141 million and securities classified as “trading”, which amounted to $34 million, as of June 30, 2020.

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

Management assesses interest rate risk by comparing various NII simulations under different interest rate scenarios that differ in direction of interest rate changes, the degree of change and the projected shape of the yield curve. For example, the types of rate scenarios processed during the quarter include flat rates, implied forwards, and parallel and non-parallel rate shocks. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

The asset and liability management group perform validation procedures on various assumptions used as part of the simulation analyses as well as validations of results on a monthly basis. In addition, the model and processes used to assess IRR are subject to independent validations according to the guidelines established in the Model Governance and Validation policy.

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at June 30, 2020 and December 31, 2019, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11 - Net Interest Income Sensitivity (One Year Projection)
	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$208,019	11.60%	$64,351	3.37%
+200 basis points	98,802	5.51	32,766	1.72
+100 basis points	47,110	2.63	16,379	0.86
-100 basis points	(35,317)	(1.97)	(35,213)	(1.84)
-200 basis points	(43,185)	(2.41)	(131,874)	(6.91)

As of June 30, 2020, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The changes in sensitivity for the period are primarily driven by large deposit increases of over $10 billion along with reductions in the rates paid for deposit products. Overall, rates are now considered to be close to their “lower bound” because we currently assume, in our interest risk models, that rates will not reach negative values. This has the effect of reducing sensitivity in most products given that rates are close to zero in most curve tenors and therefore have little room to fall further in the declining rates scenarios. However, the Corporation’s U.S. operations are expected to benefit from modeled additional decreases in rates as the bank could potentially lower its cost of funds while existing contractual interest rate floors in the loan portfolio contribute to NII improvement. We would expect this “flooring” effect on sensitivity to declining rates to reverse itself if rates were to rise, because it would mean that rates would once again have more room to fall. In contrast, the sensitivity to rising rate scenarios notably increased as most of the increase in deposits remained in short-term assets and cash at the close of the quarter.

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

At June 30, 2020, the Corporation held trading securities with a fair value of $34 million, representing approximately 0.1% of the Corporation’s total assets, compared with $40 million and 0.1%, respectively, at December 31, 2019. As shown in Table 12, the trading portfolio consists principally of mortgage-backed securities which at June 30, 2020 were investment grade securities. As of June 30, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations ($0.6 million as of December 31, 2019). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $ 82 thousand for the quarter ended June 30, 2020 and a net trading account gain of $422 thousand for the quarter ended June 30, 2019.

Table 12 - Trading Portfolio
	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$25,599	5.43%	$28,556	5.28%
U.S. Treasury securities	3,906	0.11	7,083	1.22
Collateralized mortgage obligations	518	5.71	606	5.72
Puerto Rico government obligations	111	0.51	633	2.60
Interest-only strips	423	12.00	440	12.05
Other	3,003	2.57	3,003	2.79
Total	$33,560	4.63%	$40,321	4.42%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.5 million for the last week in June 2020. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 86% of the Corporation’s total assets at June 30, 2020 and 84% at December 31, 2019. The ratio of total ending loans to deposits was 54% at June 30, 2020, compared to 63% at December 31, 2019. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion at June 30, 2020 (December 31, 2019 - $1.3 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB or “the banking subsidiaries”) include retail, commercial and public sector deposits, brokered deposits, unpledged investment securities, mortgage loan securitization and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Bank of New York (the “FRB”) and has a considerable amount of collateral pledged that can be used to raise funds under these facilities.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 48.2 billion, or 90% of total deposits, at June 30, 2020, compared with $38.8 billion, or 89% of total deposits, at December 31, 2019. Core deposits financed 81% of the Corporation’s earning assets at June 30, 2020, compared with 80% at December 31, 2019.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at June 30, 2020 is presented in the table that follows:

Table 13 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,661,641
3 to 6 months	414,170
6 to 12 months	612,080
Over 12 months	1,269,851
Total	$4,957,742

The Corporation had $ 0.7 billion in brokered deposits at June 30, 2020, which financed approximately 1% of its total assets (December 31, 2019 - $0.5 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Company. As of June 30, 2020, total public sector deposits were $14.3 billion. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from deposit outflows are lower given that the bank receives its collateral in return. However, there are some timing differences between the time the deposit outflow happens and when the bank receives its collateral. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash.

At June 30, 2020, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHCs amounted to $681 million at June 30, 2020 and $680 million at December 31, 2019.

The contractual maturities of the BHCs notes payable at June 30, 2020 are presented in Table 14.

Table 14 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$295,941
Later years	384,915
Total	$680,856

Annual debt service at the BHCs is approximately $44 million per annum, and the Company’s latest quarterly dividend was $0.40 per share. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of June 30, 2020, the BHCs had cash and money markets investments totaling $258 million, borrowing potential of $149 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $327 million as of June 30, 2020, and it represents an additional source of contingent liquidity.

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

Dividends

During the six months ended June 30, 2020, the Corporation declared quarterly dividends on its outstanding common stock of $0.40 per share, for a year-to-date total of $ 69.2 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $1.1 million. On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 18 for additional information. During the six months ended June 30, 2020, the BHC’s received dividends amounting to $578 million from BPPR, $4 million in dividends from its non-banking subsidiaries and $1 million in dividends from EVERTEC’s parent company. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $4.5 billion at June 30, 2020 and $5.4 billion at December 31, 2019. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board or the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, for example. Popular, Inc. received $578 million in dividends from BPPR during the six months ended June 30,

2020 and its ability to continue receiving dividends from BPPR will depend on such banking subsidiary’s financial condition and results of operation.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at June 30, 2020 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $58 million at June 30, 2020. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

COVID-19 Pandemic

On December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since spread globally to other countries and jurisdictions, including the mainland United States and Puerto Rico. In March 2020, the World Health Organization declared the COVID-19 to be a pandemic. The pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in financial markets, and increased unemployment levels worldwide, including in the markets in which we do business. In Puerto Rico, the Governor issued an executive order on March 15, 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. While many of the restrictions have been gradually lifted, a mandatory curfew is still in effect and certain establishments deemed non-essential, including movie theaters, gyms and bars, remain closed. Moreover, most businesses that are allowed to operate have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines.

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

In response to the pandemic, on April 2020 the Puerto Rico Legislative Assembly enacted legislation requiring financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic. In the case of mortgage loans, the moratorium period was extended through August 2020. These moratoriums could, among other things, limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that have benefited from such moratoriums are required to resume loan repayments. Additionally, the Federal Government has also approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that seek to cushion the economic fallout of the pandemic, including guaranteeing through the Small Business Administration’s Paycheck Protection Program (the “PPP”) loans to small and medium businesses.

For a discussion of the impact of the pandemic on the Corporation’s operations and financial results during the second quarter of 2020, refer to the MD&A Significant Events section, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the pandemic, see “Part II – Item 1A – Risk Factors” in our Form 10-Q for the first quarter of fiscal year 2020 and in our Form 10-Q for the second quarter of fiscal year 2020. For information regarding the projections of the 2020 Fiscal Plan (defined below) with respect to the impact of the pandemic, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) has contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in July 2019, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3% and 4.7%, respectively. The Planning Board’s report also projected an increase in real GNP of approximately 2% and 3.6% in fiscal years 2019 and 2020, respectively, in part due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. The Planning Board’s projections for fiscal year 2020, however, do not account for the adverse impact of the COVID-19 pandemic or the recent seismic activity, discussed below, on the Commonwealth’s economy. The 2020 Fiscal Plan, which considers the adverse economic impact of the COVID-19 pandemic and the recent seismic activity, estimates that the Puerto Rico economy will contract 4% in real terms in fiscal year 2020, largely due to the pandemic, with a limited recovery of 0.5% in fiscal year 2021. For information regarding the economic projections of the 2020 Fiscal Plan (defined below), see Fiscal Plans, Commonwealth Fiscal Plan, below.

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

Recent Seismic Activity

On January 7, 2020, Puerto Rico was struck by a magnitude 6.4 earthquake, which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. The 6.4 earthquake was preceded by foreshocks and followed by aftershocks. The Commonwealth’s government estimates total earthquake-related damages at approximately $1 billion.

PROMESA

PROMESA, among other things, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities and established two mechanisms for the restructuring of the obligations of such entities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorizes the President to select the members from several lists required to be submitted by congressional leaders and which process was recently upheld by the U.S. Supreme Court. The terms of the original Oversight Board members expired on August 2019, but PROMESA allows them to remain in their roles until their successors have been appointed. However, some of the members of the Oversight Board, including its chairman, have recently announced that they will be resigning from their positions effective this year. Any new members would need to be appointed by the U.S. President through the process established in PROMESA.

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

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 27, 2020 (the “2020 Fiscal Plan”). As mentioned above, the 2020 Fiscal Plan estimates that the economy of Puerto Rico will contract by 4% in real terms in fiscal year

2020, largely due to the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021. This new economic outlook exacerbates the Commonwealth government’s fiscal challenges. As a result of these changes, the 2020 Fiscal Plan projects that the Commonwealth will have a pre-contractual debt service deficit each year through 2025 if the measures and structural reforms contemplated by the plan are not successfully implemented. It estimates that the proposed fiscal measures and structural reforms will drive approximately $10 billion in savings and extra revenue through 2025 and a cumulative 0.88% increase in growth by fiscal year 2049. However, even after the fiscal measures and structural reforms, and before contractual debt service, the 2020 Fiscal Plan’s projections reflect an annual deficit starting in fiscal year 2032.

The 2020 Fiscal Plan provides for the gradual reduction and the ultimate elimination of Commonwealth budgetary subsidies to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Since fiscal year 2017, Commonwealth appropriations to municipalities have been reduced by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). In response to the COVID-19 crisis, the 2020 Fiscal Plan provided for a one-year pause on reductions to appropriations to municipalities. Accordingly, appropriations to municipalities for fiscal year 2021 remained at $132 million, rather than declining by $44 million as contemplated by the prior fiscal plan. In addition, the Governor signed an executive order that adopts the “Strategic Plan for Disbursement” of the $2.2 billion allocated to Puerto Rico by the Coronavirus Relief Fund created by the Federal Government through the Coronavirus Aid, Relief, and Economic Security Act. Such plan assigns $100 million to municipalities for eligible expenses related to COVID-19. The 2020 Fiscal Plan contemplates additional reductions in appropriations to municipalities starting in fiscal year 2022, before eventually phasing out all appropriations in fiscal year 2025. The 2020 Fiscal Plan notes that municipalities have made little or no progress towards implementing fiscal discipline required to reduce reliance on Commonwealth appropriations and better address the impact of declining populations and that, as currently operating, many municipalities are not fiscally sustainable.

Other Fiscal Plans. Pursuant to PROMESA, the Oversight Board has also requested and certified fiscal plans for several public corporations and instrumentalities. The certified fiscal plan for the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico’s electric power utility, contemplated the transformation of Puerto Rico’s electric system through, among other things, the establishment of a public-private partnership with respect to PREPA’s transmission and distribution system, and calls for significant structural reforms at PREPA. The procurement process for the establishment of a public-private partnership with respect to PREPA’s transmission and distribution system (the “T&D System”) was completed in June 2020. The selected proponent, LUMA Energy LLC (“LUMA”), and PREPA entered into a 15-year agreement whereby LUMA will be responsible for operating, maintaining and modernizing the T&D System.

On June 26, 2020, the Oversight Board certified a fiscal plan (the “CRIM Fiscal Plan”) for the Municipal Revenue Collection Center, the government entity responsible for collecting property taxes and distributing them among the municipalities. The CRIM Fiscal Plan outlines a series of measures centered around improving the competitiveness of Puerto Rico’s property tax regime and the enhancement of property tax collections, including identifying and appraising new properties as well as improvements to existing properties, and implementing operational and technological initiatives.

Pending Title III Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico (“ERS”), the Puerto Rico Highways and Transportation Authority, PREPA and the Puerto Rico Public Buildings Authority (“PBA”). On February 12, 2019, the government completed a restructuring of COFINA’s debts pursuant to a plan of adjustment confirmed by the U.S. District Court. On September 27, 2019, the Oversight Board filed a plan of adjustment for the Commonwealth, ERS and PBA in the pending debt restructuring proceedings under Title III of PROMESA. On February 9, 2020, the Oversight Board announced that it had reached a new agreement with certain bondholders on a new framework for a plan of adjustment and, on February 28, 2020, the Oversight Board filed an amended plan of adjustment reflecting such new agreement. In light of the COVID-19 pandemic, however, the Oversight Board requested that the court adjourn court proceedings related to the Proposed Plan of Adjustment so as to allow for the Government and the Oversight Board to prioritize the health and safety of the people of Puerto Rico and to gain a better understanding of the economic and fiscal impact of the pandemic.

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

At June 30, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $429 million and $432 million, respectively, which amounts were fully outstanding on such dates. On July 1, 2020 the Corporation received principal payments amounting to $58 million from various obligations from Puerto Rico municipalities. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $391 million consists of loans and $38 million are securities ($391 million and $41 million, respectively, at December 31, 2019). Substantially all of the amount outstanding at June 30, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2020, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón (amount was reduced to 74% after reflecting payments received on July 1, 2020). For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and Contingencies.

In addition, at June 30, 2020, the Corporation had $336 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $270 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at June 30, 2020, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, she has not exercised this power as of the date hereof. In addition, at June 30, 2020, the Corporation had $20 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

At June 30, 2020, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $69 million, of which $68 million is outstanding (compared to $71 million and $67 million, respectively, at December 31, 2019). Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $20 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $6 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $42 million, $17 million and $8 million, respectively, at December 31, 2019).

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.5 billion of residential mortgages and $64 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2020 (compared to $1.1 billion and $66 million, respectively, at December 31, 2019).

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

The Corporation exhibited stable credit quality metrics in the second quarter of 2020 as Popular continued to provide financial relief to customers impacted by the pandemic. The effect of the pandemic and the full extent of its economic disruption remains uncertain. Management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios better positions Popular to operate successfully under the ongoing challenging environment. Management will continue to carefully monitor the exposure of the portfolios to COVID-19 pandemic related risks, changes in the economic outlook of the regions in which we operate and how delinquencies and NCOs evolve after the period of payment deferrals lapses during the third quarter of 2020.

At June 30, 2020, total non-performing assets (“NPAs”) increased by $231 million when compared with December 31, 2019. Total non-performing loans held-in-portfolio increased by $232 million from December 31, 2019, impacted by the adoption of the CECL methodology during the first quarter of 2020. Following existing accounting guidance, purchased credit impaired (“PCI’) loans were excluded from non-performing status due to the estimation of cash flows at the pool level. Under CECL, these loans are accounted for on an individual loan basis under PCD accounting methodology and are no longer excluded from non-performing status. BPPR’s NPLs increased by $227 million, mostly related to the PCI loans transition impact of $260 million. Excluding this impact, NPLs decreased by $28 million, mostly related to lower mortgage NPLs. Popular Bank’s NPLs increased by $5 million, also driven by the PCI transition of the taxi medallion portfolio. At June 30, 2020, the ratio of NPLs to total loans held-in-portfolio was 2.6% compared to 1.9% in the fourth quarter of 2019. In addition, non-performing loans-held-for-sale (“LHFS’) increased by $7 million driven by taxi medallion loans, and other real estate owned loans (“OREOs”) decreased by $8 million, mostly due to the suspension of foreclosure activity due to the COVID-19 pandemic.

At June 30, 2020, NPLs secured by real estate amounted to $638 million in the Puerto Rico operations and $27 million in the Popular U.S. operations. These figures were $406 million and $26 million, respectively, at December 31, 2019.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at June 30, 2020, of which $2.0 billion was secured with owner occupied properties, compared with $7.7 billion and $1.9 billion, respectively, at December 31, 2019. CRE NPLs amounted to $214 million at June 30, 2020, compared with $113 million at December 31, 2019. The CRE NPL ratios for the BPPR and Popular U.S. segments were 5.41% and 0.07%, respectively, at June 30, 2020, compared with 2.88% and 0.07%, respectively, at December 31, 2019.

In addition to the NPLs included in Table 15, at June 30, 2020, there were $232 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2019 - $207 million).

Inflows of NPLs held-in-portfolio, excluding consumer loans, increased by $47.7 million, when compared to the inflows for the same quarter in 2019, primarily driven by higher inflows of NPLs held-in-portfolio at the BPPR segment. The BPPR mortgage inflows increased by $32.4 million from the same quarter in 2019, mainly related to PCD loans which previous to the CECL adoption were not classified as NPLs. The U.S. inflows increased by $3.4 million when compared to the same period in the prior year.

Table 15 - Non-Performing Assets
	June 30, 2020				December 31, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial[1]	$253,890	$7,238	$261,128	1.9%	$147,255	$3,505	$150,760	1.2%
Construction	-	-	-	-	119	26	145	-
Legacy[2]	-	2,001	2,001	11.8	-	1,999	1,999	9.0
Leasing	4,751	-	4,751	0.4	3,657	-	3,657	0.3
Mortgage[1]	397,262	14,144	411,406	5.5	283,708	11,091	294,799	4.1
Auto	22,111	-	22,111	0.8	31,148	-	31,148	1.1
Consumer [1]	48,589	10,218	58,807	2.1	33,313	12,020	45,333	1.5
Total non-performing loans held-in-portfolio	726,603	33,601	760,204	2.6%	499,200	28,641	527,841	1.9%
Non-performing loans held-for-sale [3]	-	6,778	6,778		-	-	-
Other real estate owned (“OREO”)	112,280	1,660	113,940		120,011	2,061	122,072
Total non-performing assets	$838,883	$42,039	$880,922		$619,211	$30,702	$649,913
Accruing loans past due 90 days or more[4] [5]	$878,776	$-	$878,776		$460,133	$-	$460,133
Ratios:
Non-performing assets to total assets	1.62%	0.38%	1.40%		1.49%	0.29%	1.25%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.39	0.44	2.62		2.47	0.40	1.93
Allowance for credit losses to loans held-in-portfolio	3.53	2.13	3.16		2.14	0.62	1.74
Allowance for credit losses to non-performing loans, excluding held-for-sale	104.02	484.07	120.81		86.67	157.32	90.50
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

[3] There were $11 million in non-performing commercial loans held-for-sale as of June 30, 2020, none for the quarter ended December 31, 2019.

[4] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include loans rebooked, which were previously pooled into GNMA securities amounting to $522 million (December 31, 2019 - $103 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected on the financial statements of BPPR with an offseting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. These balances include $234 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2020 (December 31, 2019 - $213 million). Furthermore, the Corporation has approximately $62 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2019 - $65 million).

[5] The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $153 million at December 31, 2019. This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

Table 16 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$655,569	$21,560	$677,129	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	-	-		245,703	18,547	264,250
Plus:
New non-performing loans	96,747	9,426	106,173	177,667	13,599	191,266
Advances on existing non-performing loans	-	137	137	-	308	308
Less:
Non-performing loans transferred to OREO	(48)	-	(48)	(10,438)	-	(10,438)
Non-performing loans charged-off	(9,249)	(375)	(9,624)	(16,142)	(929)	(17,071)
Loans returned to accrual status / loan collections	(91,867)	(7,365)	(99,232)	(176,720)	(14,084)	(190,804)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs[1]	$651,152	$23,383	$674,535	$651,152	$23,383	$674,535
[1] Includes $2.0 million of NPLs related to the legacy portfolio.

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$485,931	$27,312	$513,243	$508,303	$26,796	$535,099
Plus:
New non-performing loans	52,414	6,190	58,604	110,196	10,440	120,636
Advances on existing non-performing loans	-	11	11	-	90	90
Less:
Non-performing loans transferred to OREO	(8,654)	(169)	(8,823)	(12,771)	(293)	(13,064)
Non-performing loans charged-off	(9,293)	(1,022)	(10,315)	(32,945)	(1,269)	(34,214)
Loans returned to accrual status / loan collections	(60,425)	(2,234)	(62,659)	(112,810)	(5,676)	(118,486)
Ending balance NPLs[1]	$459,973	$30,088	$490,061	$459,973	$30,088	$490,061
[1] Includes $2.5 million of NPLs related to the legacy portfolio.

Table 18 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$251,104	$7,404	$258,508	$147,255	$3,505	$150,760
Transition of PCI to PCD loans under CECL	-	-	-	112,517	18,547	131,064
Plus:
New non-performing loans	14,187	1,986	16,173	19,141	2,152	21,293
Advances on existing non-performing loans	-	100	100	-	195	195
Less:
Non-performing loans transferred to OREO	-	-	-	(2,202)	-	(2,202)
Non-performing loans charged-off	(1,402)	(368)	(1,770)	(3,548)	(922)	(4,470)
Loans returned to accrual status / loan collections	(9,999)	(1,884)	(11,883)	(19,273)	(5,560)	(24,833)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs	$253,890	$7,238	$261,128	$253,890	$7,238	$261,128

Table 19 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$166,293	$2,861	$169,154	$182,950	$1,076	$184,026
Plus:
New non-performing loans	2,209	4,362	6,571	12,763	6,582	19,345
Less:
Non-performing loans transferred to OREO	(1,749)	-	(1,749)	(2,711)	-	(2,711)
Non-performing loans charged-off	(2,931)	(680)	(3,611)	(20,849)	(730)	(21,579)
Loans returned to accrual status / loan collections	(14,683)	(334)	(15,017)	(23,014)	(719)	(23,733)
Ending balance NPLs	$149,139	$6,209	$155,348	$149,139	$6,209	$155,348

Table 20 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$-	$-	$-	$119	$26	$145
Less:
Loans returned to accrual status / loan collections	-	-	-	(119)	(26)	(145)
Ending balance NPLs	$-	$-	$-	$-	$-	$-

Table 21 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$1,788	$12,060	$13,848	$1,788	$12,060	$13,848
Ending balance NPLs	$1,788	$12,060	$13,848	$1,788	$12,060	$13,848
There was no activity in the construction NPLs during the quarter and six months ended June 30, 2019.

Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$404,465	$12,176	$416,641	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	-	-	-	133,186	-	133,186
Plus:
New non-performing loans	82,560	7,440	90,000	158,526	11,447	169,973
Advances on existing non-performing loans	-	11	11	-	63	63
Less:
Non-performing loans transferred to OREO	(48)	-	(48)	(8,236)	-	(8,236)
Non-performing loans charged-off	(7,847)	(7)	(7,854)	(12,594)	(7)	(12,601)
Loans returned to accrual status / loan collections	(81,868)	(5,476)	(87,344)	(157,328)	(8,450)	(165,778)
Ending balance NPLs	$397,262	$14,144	$411,406	$397,262	$14,144	$411,406

Table 23 - Activity in Non-Performing Mortgage loans Held-in-Portfolio

	For the quarter ended June 30, 2019			For the six months ended June 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$317,850	$9,808	$327,658	$323,565	$11,033	$334,598
Plus:
New non-performing loans	50,205	1,828	52,033	97,433	3,648	101,081
Advances on existing non-performing loans	-	10	10	-	82	82
Less:
Non-performing loans transferred to OREO	(6,905)	(169)	(7,074)	(10,060)	(293)	(10,353)
Non-performing loans charged-off	(6,362)	(342)	(6,704)	(12,096)	(539)	(12,635)
Loans returned to accrual status / loan collections	(45,742)	(1,785)	(47,527)	(89,796)	(4,581)	(94,377)
Ending balance NPLs	$309,046	$9,350	$318,396	$309,046	$9,350	$318,396

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at June 30, 2020 and December 31 2019, are presented below.

Table 24 - Loan Delinquencies

(Dollars in thousands)	June 30, 2020			December 31, 2019
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$359,099	$13,735,082	2.61%	$231,692	$12,312,751	1.88%
Construction	32,809	928,507	3.53	1,700	831,092	0.20
Legacy	2,113	17,000	12.43	2,056	22,105	9.30
Leasing	26,492	1,098,188	2.41	18,724	1,059,507	1.77
Mortgage	1,680,168	7,521,795	22.34	1,299,443	7,183,532	18.09
Consumer	259,853	5,769,981	4.50	249,987	5,997,886	4.17
Loans held-for-sale	6,981	68,725	10.16	-	59,203	-
Total	$2,367,515	$29,139,278	8.12%	$1,803,602	$27,466,076	6.57%

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

At June 30, 2020, the allowance for credit losses increased by $441 million from the fourth quarter of 2019 to $918 million; an increase of 92%, related to the CECL adoption impact in the first quarter of 2020 of $315 million (“Day 1 impact”) in the allowance for credit losses related to loans, combined with changes in the macroeconomic conditions from the COVID-19 pandemic. Excluding such Day 1 impact, the ACL increase of was mainly attributable to the significant change in the macroeconomic conditions from the COVID-19 pandemic. Incremental reserves in the prior quarter related to the pandemic amounted to $134 million. The ACL for the second quarter of 2020 reflects the current economic outlook, as well as downgrades in the internal credit rating of certain borrowers of the commercial portfolio, related to the impact of the pandemic. The ratio of the allowance for credit losses to loans held-in-portfolio was 3.16% at June 30, 2020, compared to 1.74% at December 31, 2019. The ratio of the allowance for credit losses to NPLs held-in-portfolio stood at 120.8% compared to 90.5% in the fourth quarter of 2019.

The BPPR ACL increased by $323 million to $756 million, or 3.53% of loan-held-in portfolio, from December 31, 2019, mainly driven by the Day 1 impact of $270 million. Consumer and mortgage loans accounted for $122 million and $86 million, respectively of this impact. The Popular U.S. ACL increased by $118 million to $163 million, or 2.13% of loan held-in-portfolio, from December 31, 2019, in part related to the CECL adoption impact of $45 million. Excluding the Day 1 impact, incremental reserves were mainly due to the expected economic impact of COVID-19.

The provision for credit losses for the second quarter of 2020 amounted to $63.1 million, compared to $40.2 million in the same period in the prior year, an increase of $22.9 million, also reflective of the impact of the CECL adoption, as well as the impact of the COVID-19 pandemic. Refer to the Provision for Credit Losses section of this MD&A for additional information.

The following tables present the breakdown of the allowance for credit losses by loan categories for the periods ended June 30, 2020 and December 31, 2019.

Table 25 - Allowance for Credit Losses - Loan Portfolios
June 30, 2020
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Total ACL	$314,956	$6,417	$2,052	$13,093	$222,237	$359,679	$918,434
Total loans held-in-portfolio	$13,735,082	$928,507	$17,000	$1,098,188	$7,521,795	$5,769,981	$29,070,553
ACL to loans held-in-portfolio	2.29%	0.69%	12.07%	1.19%	2.95%	6.23%	3.16%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 26 - Allowance for Credit Losses - Loan Portfolios
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
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 27 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	June 30, 2020			June 30, 2019
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.05%	(0.07)%	0.01%	0.01%	0.48%	0.20%
Construction	(0.45)	―	(0.08)	(0.21)	―	(0.03)
Leases	1.25	―	1.25	0.67	―	0.67
Legacy	―	2.31	2.31	―	(4.60)	(4.60)
Mortgage	0.51	(0.01)	0.43	0.56	0.11	0.51
Consumer	3.68	3.53	3.67	2.04	3.81	2.18
Total annualized net charge-offs to average loans held-in-portfolio	1.20%	0.15%	0.92%	0.75%	0.59%	0.71%

	Six months ended
	June 30, 2020			June 30, 2019
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.04%	(0.03)%	0.01%	0.45%	0.37%	0.42%
Construction	(0.27)	(0.04)	(0.08)	(0.15)	―	(0.02)
Leases	1.24	―	1.24	0.65	―	0.65
Legacy	―	0.12	0.12	―	(8.04)	(8.04)
Mortgage	0.44	―	0.37	0.64	0.11	0.57
Consumer	3.61	3.19	3.58	2.00	3.77	2.13
Total annualized net charge-offs to average loans held-in-portfolio	1.19%	0.16%	0.92%	0.92%	0.49%	0.81%

Net charge-offs (“NCOs”) for the quarter ended June 30, 2020 amounted to $65.0 million, increasing by $17.8 million, when compared to the same quarter in 2019. This increase was primarily due to higher NCOs in the BPPR segment, driven by higher consumer NCOs by $23.6 million (mostly auto and personal loans), offset in part by lower commercial NCOs by $6.7 million in the PB segment.

Troubled debt restructurings

The Corporation’s TDR loans amounted to $1.6 billion at June 30, 2020, increasing by $11 million, mainly driven by higher TDRs in the BPPR segment. The increase in BPPR was mostly related to higher mortgage TDRs by $16 million, of which $17 million were government guaranteed loans, partially offset by a decrease of $4 million in the BPPR consumer portfolio. At June 30, 2020, the mortgage loan TDRs include $642 million guaranteed by U.S. sponsored entities at BPPR, compared to $625 million at December 31, 2019. TDRs in accruing status increased by $23 million from December 31, 2019, while non-accruing TDRs decreased by $11 million.

In response to the COVID-19 pandemic, the Corporation has entered into loan modifications with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and recently extended relief with respect to mortgage products through August 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provided relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR. Taking into consideration the criteria of whether the borrower was in financial difficulties at the time of the deferral and whether the deferral period was more than insignificant, these payment deferrals as a result of the pandemic have not resulted in a significant increase in TDR loans. Refer to Table 28 for a breakdown of loan modifications completed by the Corporation as part of the COVID-19 relief measures as of June 30, 2020.

Table 28 - COVID-Related Moratoriums

Loan portfolio affected by Covid-related moratoriums	Loan count	Book Value (In thousands)	Percentage by portfolio
Mortgage	16,595	$2,108,825	28.0%
Auto loans	47,975	907,651	31.3%
Lease financing	10,600	431,285	39.3%
Credit cards	19,256	107,644	11.0%
Other consumer loans	21,800	313,014	16.6%
Commercial	5,003	4,116,697	28.0%
Total	121,229	$7,985,116	27.5%

Refer to Note 9 to the Consolidated Financial Statements for additional information on modifications considered TDRs, including certain qualitative and quantitative data about TDRs performed in the past twelve months.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A - Risk Factors” in our 2019 Form 10-K and under “Part II – Item 1A - Risk Factors” of any subsequent Quarterly Report on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of the risk factors below and in our 2019 Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

The risks described in our 2019 Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

There have been no material changes to the risk factors previously disclosed under “Part I - Item 1- A - Risk Factors” in our 2019 Form 10-K, except for the risks included below which supplement the risk factors described in our 2019 Form 10-K.

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

The COVID-19 pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in the financial markets, significantly increased unemployment levels worldwide and decreased consumer confidence and commercial activity generally, including in the markets in which we do business, leading to an increased risk of delinquencies, defaults and foreclosures. Governments across the world have ordered the temporary closure of many businesses and the institution of social distancing, shelter in place and other health and safety requirements in response to the pandemic. The COVID-19 pandemic has also contributed to:

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

In Puerto Rico, our primary market, the Governor has issued several executive orders beginning on March 15, 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew and limiting business activity, including the temporary closure or partial operation of businesses, except for certain businesses that provide essential services, including banking and financial institutions. The government of the USVI and state governments in the U.S. mainland, including New York, New Jersey and Florida, where PB has branches, also declared states of emergency as a result of the pandemic, ordered the temporary closure of all non-essential businesses, and ordered its citizens to remain sheltered in place and to observe social distancing, causing a similar significant economic disruption. Although some of these restrictive measures have been eased in certain areas to allow for the gradual reopening of the economy, many of the restrictive measures remain in place or have been reinstated, and in some cases additional restrictive measures are being or may need to be implemented as a result of the resurgence in the spread of the virus.

The restrictions imposed by governments in response to the outbreak have caused significant disruption to economic activity and a sharp increase in unemployment in Puerto Rico, which has been facing significant fiscal and economic challenges for over a decade, as well as in the other markets in which we operate. For more information, refer to the Geographic and Government Risk section of the MD&A in this Quarterly Report on Form 10Q. Further deterioration of the Puerto Rico and the broader U.S. economy would be expected to adversely affect the ability of our borrowers to comply with their financial obligations and adversely impact demand for our products and services. The disruption in economic activity would be expected to further adversely affect the financial condition of government entities in Puerto Rico and the USVI to which we have exposure.

The COVID-19 pandemic has significantly disrupted our operations and already negatively impacted our business, financial condition and operations. Many of BPPR’s and PB’s branches were temporarily closed in response to the pandemic. Currently, approximately 91% of BPPR’s branches are operating and nearly all of PB’s branches are operating, albeit with substantial restrictions to preserve the health and safety of our employees and customers. Furthermore, due to restrictions on non-essential business activities imposed on some of our third-party service providers, certain of BPPR’s lines of business, including mortgage originations, were temporarily suspended from mid-March to early May 2020. To protect the health and safety of our workforce, we have facilitated a significant portion of our workforce to work remotely, which further exposes the Corporation to heightened risks with respect to cyber-security, information security, other operational incidents and its ability to maintain an effective system of internal controls. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

Furthermore, in response to the pandemic, the Corporation has taken measures to ensure the continuity of our operations and the safety of our employees and customers, while providing financial relief to customers through programs such as payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and recently extended relief with respect to mortgage products through August 2020. The Federal Government has also approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, that seek to cushion the economic fallout of the pandemic, including guaranteeing through the Small Business Administration’s Paycheck Protection Program (the “PPP”) loans to small and medium businesses. However, there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact and our participation (or lack of participation) in certain of governmental programs enacted in response to the pandemic, including the PPP, could result in reputational harm, litigation and/or regulatory and other government action against the Corporation. Furthermore, moratoriums imposed by Federal and/or state law or provided voluntarily by the Corporation may limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that have benefited from such moratoriums are required to resume loan repayments. Such moratorium and stimulus programs have also imposed significant operational burdens on the Corporation, which also heighten the risk of operational incidents, including undetected errors.

The Corporation’s financial results for the first half of the year reflect the impact of the business disruption and relief measures described above. For example, the Corporation’s revenue streams were impacted during the first and second quarters of the year as a result of reduced consumer transaction activity, lower interchange income, the waiver of certain late fees and service charges, as well as the suspension in mortgage origination and related securitization and loan sale activities. During the first half of the year, the Corporation also incurred additional expenses related to front-line employee bonuses, the enabling of remote access for employees to work from home, the expansion of employee benefits, as well as the impact of specific measures to prevent the spread of the disease and efforts related to customer relief programs, among other related expenses.

Moreover, a continued deterioration in the financial condition of our consumer and commercial borrowers, as well as our customers’ and clients’ ability to fulfill contractual obligations as a result of the economic impact of the pandemic may cause the Corporation’s provision for credit losses and net charge-offs to further increase notwithstanding the incremental reserves taken by the Corporation, including the $134 million recorded in the first quarter of 2020, due to the expected impact of COVID-19. While this provision was based on management’s current best estimate of the impact of the pandemic, there is significant uncertainty with respect to the full extent of its impact and, as a result, the financial impact on the Corporation’s business, financial condition, liquidity, results of operations and capital position may be significantly greater than that estimated by management and reflected in our financial statements as of the end of the second quarter of 2020. The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition (including our regulatory capital, liquidity ratios and the liquidity of the bank holding company and its operating subsidiaries), as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended June 30, 2020.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended June 30, 2020:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1- April 30	1,958,653	$36.09	1,958,653	$148,001,779
May 1- May 31	2,179,345	38.27	2,162,163	79,633,737
June 1- June 30	-	-	-	-
Total	4,137,998	$37.23	4,120,816	-

(1) Includes 17,182 shares of the Corporation’s common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

(2) Reflects the shares of Common Stock repurchased under the $500 million accelerated share repurchase transaction (“ASR”) approved by the Board of Directors and publicly announced by the Corporation on January 31, 2020. On March 19, 2020, the dealer counterparty to the transaction terminated the ASR as a result of the trading price of the Corporation’s common stock falling below a specified level due to the effects of the COVID-19 pandemic on the global markets. As a result of such early termination, the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020, occurred on May 27, 2020.

(3) Reflects the approximate dollar value of the shares of Common Stock that could have been purchased under the ASR prior to its final settlement on May 27, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
3.1	Restated Certificate of Incorporation of Popular, Inc. (1)
10.1	Popular, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Form S-8 filed on May 12, 2020).
10.2	Form of Director Compensation Election Form and Restricted Stock Unit Award Agreement, effective May 12, 2020 (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 10, 2020	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: August 10, 2020	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller