Form 10-Q
period 2020-09-30
POPULAR INC
filed 2020-11-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 84,251,735 shares outstanding as of November 4, 2020.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at September 30, 2020 and
December 31, 2019	6

Unaudited Consolidated Statements of Operations for the quarters
and nine months ended September 30, 2020 and 2019	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters and nine months ended September 30, 2020 and 2019	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and nine months ended September 30, 2020 and 2019	9

Unaudited Consolidated Statements of Cash Flows for the nine months
ended September 30, 2020 and 2019	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	137

Item 3. Quantitative and Qualitative Disclosures about Market Risk	185

Item 4. Controls and Procedures	186

Part II – Other Information

Item 1. Legal Proceedings	187

Item 1A. Risk Factors	187

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	191

Item 3. Defaults Upon Senior Securities	192
Item 4. Mine Safety Disclosures	192
Item 5. Other Information	192
Item 6. Exhibits	192
Signatures	193

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

Forward-looking statements in this Quarterly Report on Form 10-Q also include the expected completion date for the Popular Bank New York branches optimization strategy, expected benefits of the strategic realignment, estimates of pre-tax charges and anticipated annual operating expense savings related to the transaction. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

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

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part II, Item 1. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as “Part II, Item 1A” of our Quarterly Reports on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$565,202	$388,311
Money market investments:
Time deposits with other banks	11,859,924	3,262,286
Total money market investments	11,859,924	3,262,286
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	603	598
Other trading account debt securities	32,450	39,723
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	110,811	202,585
Other debt securities available-for-sale	21,067,028	17,445,888
Debt securities held-to-maturity, at amortized cost (fair value 2020 - $95,093; 2019 - $105,110)	93,163	97,662
Less – Allowance for credit losses	12,421	-
Debt securities held-to-maturity, net	80,742	97,662
Equity securities (realizable value 2020 - $174,370; 2019 - $165,952)	173,993	159,887
Loans held-for-sale, at lower of cost or fair value	102,760	59,203
Loans held-in-portfolio	29,586,348	27,587,856
Less – Unearned income	193,838	180,983
Allowance for credit losses	925,850	477,708
Total loans held-in-portfolio, net	28,466,660	26,929,165
Premises and equipment, net	510,473	556,650
Other real estate	100,592	122,072
Accrued income receivable	204,233	180,871
Mortgage servicing rights, at fair value	123,552	150,906
Other assets	1,816,706	1,819,615
Goodwill	671,122	671,122
Other intangible assets	23,518	28,780
Total assets	$65,910,369	$52,115,324
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$13,546,432	$9,160,173
Interest bearing	42,475,551	34,598,433
Total deposits	56,021,983	43,758,606
Assets sold under agreements to repurchase	106,028	193,378
Other short-term borrowings	100,000	-
Notes payable	1,201,396	1,101,608
Other liabilities	2,568,877	1,044,953
Total liabilities	59,998,284	46,098,545
Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2019 - 2,006,391)	22,143	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;104,475,254 shares issued (2019 - 104,392,222) and 84,219,464 shares outstanding (2019 - 95,589,629)	1,045	1,044
Surplus	4,521,689	4,447,412
Retained earnings	2,168,153	2,147,915
Treasury stock - at cost, 20,255,790 shares (2019 - 8,802,593)	(1,016,361)	(459,814)
Accumulated other comprehensive income (loss), net of tax	215,416	(169,938)
Total stockholders’ equity	5,912,085	6,016,779
Total liabilities and stockholders’ equity	$65,910,369	$52,115,324
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2020	2019	2020	2019
Interest income:
Loans	$431,286	$453,315	$1,311,402	$1,355,232
Money market investments	2,773	19,119	16,788	70,873
Investment securities	79,142	99,542	243,938	274,819
Total interest income	513,201	571,976	1,572,128	1,700,924
Interest expense:
Deposits	37,554	78,760	142,435	228,035
Short-term borrowings	416	1,572	2,109	4,828
Long-term debt	14,210	14,653	42,587	43,791
Total interest expense	52,180	94,985	187,131	276,654
Net interest income	461,021	476,991	1,384,997	1,424,270
Provision for credit losses - loan portfolios	19,452	36,539	271,551	118,555
Provision (reversal) for credit losses - investment securities	(314)	-	(233)	-
Net interest income after provision for credit losses	441,883	440,452	1,113,679	1,305,715
Service charges on deposit accounts	36,849	40,969	108,671	119,277
Other service fees	69,879	71,309	186,736	209,647
Mortgage banking activities (Refer to Note 10)	(9,526)	10,492	671	18,645
Net gain (loss) on sale of debt securities	41	(20)	41	(20)
Net gain, including impairment on equity securities	5,150	213	4,869	2,174
Net profit on trading account debt securities	20	295	593	977
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(2,198)	-	981	-
Adjustments (expense) to indemnity reserves on loans sold	4,183	(3,411)	(1,770)	(1,664)
Other operating income	24,369	22,865	66,673	68,432
Total non-interest income	128,767	142,712	367,465	417,468
Operating expenses:
Personnel costs	135,941	147,682	421,938	432,298
Net occupancy expenses	25,907	24,595	76,552	71,431
Equipment expenses	24,088	21,596	66,537	62,624
Other taxes	13,918	14,028	40,922	38,267
Professional fees	96,474	98,561	290,092	281,275
Communications	5,694	5,881	17,222	17,685
Business promotion	14,664	18,365	41,142	52,158
FDIC deposit insurance	6,568	2,923	16,988	13,007
Other real estate owned (OREO) (income) expenses	(1,615)	(185)	520	3,729
Other operating expenses	38,351	40,630	104,647	107,354
Amortization of intangibles	1,076	2,399	5,345	7,082
Total operating expenses	361,066	376,475	1,081,905	1,086,910
Income before income tax	209,584	206,689	399,239	636,273
Income tax expense	41,168	41,370	68,893	131,923
Net Income	$168,416	$165,319	$330,346	$504,350
Net Income Applicable to Common Stock	$168,064	$164,389	$328,941	$501,558
Net Income per Common Share – Basic	$2.01	$1.71	$3.80	$5.17
Net Income per Common Share – Diluted	$2.00	$1.70	$3.80	$5.16
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Nine months ended,
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income	$168,416	$165,319	$330,346	$504,350
Reclassification to retained earnings due to cumulative effect of accounting change	-	-	-	(50)
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(2,035)	155	(14,710)	(2,287)
Amortization of net losses of pension and postretirement benefit plans	5,362	5,877	16,086	17,629
Unrealized holding (losses) gains on debt securities arising during the period	(10,633)	53,553	450,134	306,857
Reclassification adjustment for (gains) losses included in net income	(41)	20	(41)	20
Unrealized net losses on cash flow hedges	(1,478)	(3,538)	(6,760)	(5,358)
Reclassification adjustment for net losses included in net income	1,613	1,221	5,127	3,142
Other comprehensive (loss) income before tax	(7,212)	57,288	449,836	319,953
Income tax benefit (expense)	3,279	(4,955)	(64,482)	(30,859)
Total other comprehensive (loss) income, net of tax	(3,933)	52,333	385,354	289,094
Comprehensive income, net of tax	$164,483	$217,652	$715,700	$793,444

Tax effect allocated to each component of other comprehensive (loss) income:
	Quarters ended		Nine months ended,
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Amortization of net losses of pension and postretirement benefit plans	$(2,011)	$(2,204)	$(6,033)	$(6,611)
Unrealized holding (losses) gains on debt securities arising during the period	5,390	(2,583)	(58,427)	(24,032)
Reclassification adjustment for (gains) losses included in net income	6	(4)	6	(4)
Unrealized net losses on cash flow hedges	393	337	1,693	1,009
Reclassification adjustment for net losses included in net income	(499)	(501)	(1,721)	(1,221)
Income tax benefit (expense)	$3,279	$(4,955)	$(64,482)	$(30,859)
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at June 30, 2019	$1,044	$50,160	$4,316,225	$1,935,826	$(392,208)	$(191,213)	$5,719,834
Net income				165,319			165,319
Issuance of stock			909				909
Dividends declared:
Common stock[1]				(29,017)			(29,017)
Preferred stock				(930)			(930)
Common stock purchases					(1,367)		(1,367)
Common stock reissuance			50		914		964
Stock based compensation			372		31		403
Other comprehensive income, net of tax						52,333	52,333
Balance at September 30, 2019	$1,044	$50,160	$4,317,556	$2,071,198	$(392,630)	$(138,880)	$5,908,448
Balance at June 30, 2020	$1,044	$22,143	$4,520,333	$2,033,782	$(1,016,486)	$219,349	$5,780,165
Net income				168,416			168,416
Issuance of stock	1		1,145				1,146
Dividends declared:
Common stock[1]				(33,693)			(33,693)
Preferred stock				(352)			(352)
Common stock purchases					(185)		(185)
Common stock reissuance			(69)		269		200
Stock based compensation			280		41		321
Other comprehensive loss, net of tax						(3,933)	(3,933)
Balance at September 30, 2020	$1,045	$22,143	$4,521,689	$2,168,153	$(1,016,361)	$215,416	$5,912,085
[1]	Dividends declared per common share during the quarter ended September 30, 2020 - $0.40 (2019 - $0.30).

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	$5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				504,350			504,350
Issuance of stock	1		2,632				2,633
Dividends declared:
Common stock[1]				(86,996)			(86,996)
Preferred stock				(2,792)			(2,792)
Common stock purchases[2]			(52,670)		(203,336)		(256,006)
Common stock reissuance			274		3,616		3,890
Stock based compensation			1,714		12,599		14,313
Other comprehensive income, net of tax						289,094	289,094
Balance at September 30, 2019	$1,044	$50,160	$4,317,556	$2,071,198	$(392,630)	$(138,880)	$5,908,448
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	$6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				330,346			330,346
Issuance of stock	1		3,139				3,140
Dividends declared:
Common stock[1]				(102,861)			(102,861)
Preferred stock				(1,405)			(1,405)
Common stock purchases[3]			76,336		(580,003)		(503,667)
Common stock reissuance			(1,180)		5,971		4,791
Preferred stock redemption[4]		(28,017)					(28,017)
Stock based compensation			(4,018)		17,485		13,467
Other comprehensive income, net of tax						385,354	385,354
Balance at September 30, 2020	$1,045	$22,143	$4,521,689	$2,168,153	$(1,016,361)	$215,416	$5,912,085
[1]	Dividends declared per common share during the nine months ended September 30, 2020 - $1.20 (2019 - $0.90).
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

[4]	On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 18 for additional information.

	For the nine months ended September 30,
Disclosure of changes in number of shares:	2020	2019
Preferred Stock:
Balance at beginning of period	2,006,391	2,006,391
Redemption of stock	(1,120,665)	-
Balance at end of period	885,726	2,006,391
Common Stock – Issued:
Balance at beginning of period	104,392,222	104,320,303
Issuance of stock	83,032	55,192
Balance at end of period	104,475,254	104,375,495
Treasury stock	(20,255,790)	(7,660,831)
Common Stock – Outstanding	84,219,464	96,714,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$330,346	$504,350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	271,318	118,555
Amortization of intangibles	5,345	7,082
Depreciation and amortization of premises and equipment	43,419	42,928
Net accretion of discounts and amortization of premiums and deferred fees	(56,134)	(126,548)
Share-based compensation	8,308	11,418
Impairment losses on long-lived assets	-	2,591
Fair value adjustments on mortgage servicing rights	33,360	25,853
Adjustments to indemnity reserves on loans sold	1,770	1,664
Earnings from investments under the equity method, net of dividends or distributions	(19,160)	(18,461)
Deferred income tax expense	26,742	110,058
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(10,286)	(5,133)
Proceeds from insurance claims	(366)	-
Sale of debt securities	(41)	20
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(21,370)	(11,360)
Sale of foreclosed assets, including write-downs	(13,676)	(15,858)
Acquisitions of loans held-for-sale	(151,916)	(157,993)
Proceeds from sale of loans held-for-sale	51,077	51,067
Net originations on loans held-for-sale	(243,954)	(208,875)
Net decrease (increase) in:
Trading debt securities	287,764	333,013
Equity securities	(5,390)	(6,482)
Accrued income receivable	(48,457)	7,724
Other assets	75,243	(12,837)
Net (decrease) increase in:
Interest payable	(11,308)	(6,900)
Pension and other postretirement benefits obligation	4,225	(4,979)
Other liabilities	(65,269)	(102,049)
Total adjustments	161,244	34,498
Net cash provided by operating activities	491,590	538,848
Cash flows from investing activities:
Net increase in money market investments	(8,597,704)	(1,000,840)
Purchases of investment securities:
Available-for-sale	(15,997,778)	(13,579,074)
Equity	(28,885)	(15,474)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	14,386,967	10,671,630
Held-to-maturity	5,770	5,325
Proceeds from sale of investment securities:
Available-for-sale	5,103	99,445
Equity	20,169	17,083
Net disbursements on loans	(965,465)	(324,479)
Proceeds from sale of loans	64,917	77,327
Acquisition of loan portfolios	(994,908)	(421,482)
Payments to acquire other intangible	(83)	(793)
Return of capital from equity method investments	812	2,747
Payments to acquire equity method investments	(443)	-
Acquisition of premises and equipment	(39,121)	(45,961)
Proceeds from insurance claims	366	-
Proceeds from sale of:
Premises and equipment and other productive assets	20,816	17,186
Foreclosed assets	53,872	83,848
Net cash used in investing activities	(12,065,595)	(4,413,512)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	12,264,323	4,454,466
Assets sold under agreements to repurchase	(87,350)	(68,433)
Other short-term borrowings	100,000	(41)
Payments of notes payable	(127,989)	(144,991)
Principal payments of finance leases	(1,608)	(1,269)
Proceeds from issuance of notes payable	226,807	75,000
Proceeds from issuance of common stock	7,931	6,523
Payments for repurchase of redeemable preferred stock	(28,017)	-
Dividends paid	(99,600)	(85,863)
Net payments for repurchase of common stock	(500,325)	(250,574)
Payments related to tax withholding for share-based compensation	(3,342)	(5,432)
Net cash provided by financing activities	11,750,830	3,979,386
Net increase in cash and due from banks, and restricted cash	176,825	104,722
Cash and due from banks, and restricted cash at beginning of period	394,323	403,251
Cash and due from banks, and restricted cash at the end of the period	$571,148	$507,973
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

As part of the adoption of CECL, the Corporation has made the election to break the existing pools of purchased credit impaired (“PCI”) loans previously accounted for under the ASC Subtopic 310-30 guidance. These loans are now accounted for on an individual loan basis under the PCD accounting methodology under CECL. Following the applicable accounting guidance, PCI loans were previously excluded from non-performing status. Upon transition to the individual loan measurement, these loans are no longer excluded from non-performing status, resulting in an increase of $278 million in NPLs at January 1, 2020. This increase included $144 million in loans currently over 90 days past due and $134 million in loans that were not delinquent in their payment terms but are reported as non-performing due to other credit quality considerations.

The Corporation availed itself of the option to phase in over a period of three years, beginning on January 1, 2022, the day-one effects on regulatory capital arising from the adoption of CECL. The Corporation was also impacted by the additional disclosures required by CECL. The CECL accounting standard also requires additional disclosures related to delinquencies, collateral types and other credit metrics for loans and investments. Refer to Note 7, Debt securities held- to- maturity, Note 8 -Loans and Note 9- Allowance for credit losses - loans held-in-portfolio for additional disclosures provided in compliance with the new CECL standard.

Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2020-10, Codification Improvements	The FASB issued ASU 2020-10 in October 2020 which moves all disclosure guidance to the appropriate codification section and makes other improvements and technical corrections.	December 31, 2021	The Corporation does not expect to be impacted as a result of the adoption of this accounting pronouncement.
FASB ASU 2020-08, Codification Improvements to Subtopic 310-20 – Receivables – Nonrefundable Fees and Other Costs

The FASB issued ASU 2020-08 in October 2020 which clarifies that a reporting entity should assess whether a callable debt security purchased at a premium is within the scope of ASC 310-20-35-33 each reporting period, which impacts the amortization period for nonrefundable fees and other costs.

		January 1, 2021	The Corporation will not be impacted by the adoption of this accounting pronouncement since it does not currently hold purchased callable debt securities at a premium.

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

The Corporation has established a methodology to estimate the ACL which includes a reasonable and supportable forecast period for estimating credit losses, considering quantitative and qualitative factors as well as the economic outlook. As part of this methodology management evaluates various macroeconomic scenarios, provided by third parties, and may apply probability weights to the outcome of the selected scenarios. This evaluation includes benchmarking procedures as well as careful analysis of the underlying assumptions used to build the scenarios. The application of probability weights will include a baseline, optimistic and pessimistic scenarios. The weights applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The Corporation may process, from time to time, additional macroeconomic scenarios as part of its qualitative adjustment framework.

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

Note 5 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 2.4 billion at September 30, 2020 (December 31, 2019 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2020, the Corporation held $36 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2019 - $ 52 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at September 30, 2020 and December 31, 2019.

	At September 30, 2020
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$5,379,791	$16,184	$-	$5,395,975	0.65%
After 1 to 5 years	5,029,655	270,498	-	5,300,153	2.09
After 5 to 10 years	886,769	64,694	-	951,463	1.72
Total U.S. Treasury securities	11,296,215	351,376	-	11,647,591	1.37
Obligations of U.S. Government sponsored entities
Within 1 year	59,977	302	-	60,279	1.47
After 1 to 5 years	90	2	-	92	5.63
Total obligations of U.S. Government sponsored entities	60,067	304	-	60,371	1.48
Collateralized mortgage obligations - federal agencies
Within 1 year	20	-	-	20	1.37
After 1 to 5 years	239	3	-	242	2.16
After 5 to 10 years	69,780	1,184	-	70,964	1.62
After 10 years	367,974	11,167	61	379,080	2.03
Total collateralized mortgage obligations - federal agencies	438,013	12,354	61	450,306	1.98
Mortgage-backed securities
After 1 to 5 years	63,157	2,071	8	65,220	2.39
After 5 to 10 years	389,976	16,636	15	406,597	1.86
After 10 years	8,374,132	178,637	5,272	8,547,497	2.05
Total mortgage-backed securities	8,827,265	197,344	5,295	9,019,314	2.05
Other
After 1 to 5 years	246	11	-	257	3.62
Total other	246	11	-	257	3.62
Total debt securities available-for-sale[1]	$20,621,806	$561,389	$5,356	$21,177,839	1.66%
[1]

Includes $16.7 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $15.3 billion serve as collateral for public funds.

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

During the nine months ended September 30, 2020 and 2019 the Corporation sold U.S. Treasury Notes and U.S. Treasury Bills, respectively. The proceeds from these sales were $ 5 million and $99 million, respectively.

The following table presents the Corporation’s gross realized gains and losses on the sale of debt securities available-for-sale for the quarters and nine months ended September 30, 2020 and 2019.

	For the quarter ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Gross realized gains	$41	$-	$41	$-
Gross realized losses	-	(20)	-	(20)
Net realized losses on sale of debt securities available-for-sale	$41	$(20)	$41	$(20)

The following table present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

	At September 30, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Collateralized mortgage obligations - federal agencies	$19,920	$61	$-	$-	$19,920	$61
Mortgage-backed securities	1,752,642	5,267	910	28	1,753,552	5,295
Total debt securities available-for-sale in an unrealized loss position	$1,772,562	$5,328	$910	$28	$1,773,472	$5,356

	At December 31, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$2,439,114	$9,798	$452,784	$808	$2,891,898	$10,606
Obligations of U.S. Government sponsored entities	9,973	4	99,846	107	109,819	111
Collateralized mortgage obligations - federal agencies	114,603	537	310,315	7,016	424,918	7,553
Mortgage-backed securities	179,312	693	1,784,414	20,854	1,963,726	21,547
Total debt securities available-for-sale in an unrealized loss position	$2,743,002	$11,032	$2,647,359	$28,785	$5,390,361	$39,817

As of September 30, 2020, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $5 million, driven mainly by mortgage-backed securities.

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

	September 30, 2020		December 31, 2019

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,478,911	$2,583,405	$3,113,373	$3,129,538
Freddie Mac	3,089,137	3,148,769	1,623,116	1,638,796

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at September 30, 2020 and December 31, 2019.

	At September 30, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,990	$206	$3,784	$83	$-	$3,867	6.06%
After 1 to 5 years	16,030	1,547	14,483	1,507	-	15,990	6.16
After 5 to 10 years	14,845	1,118	13,727	556	131	14,152	2.77
After 10 years	46,202	9,550	36,652	12,334	-	48,986	1.60
Total obligations of Puerto Rico, States and political subdivisions	81,067	12,421	68,646	14,480	131	82,995	2.93
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	35	-	35	2	-	37	6.44
Total collateralized mortgage obligations - federal agencies	35	-	35	2	-	37	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	500	-	-	500	2.97
Total other	500	-	500	-	-	500	2.97
Total debt securities held-to-maturity	$93,163	$12,421	$80,742	$14,482	$131	$95,093	3.38%

	At December 31, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,745	$-	$11	$3,734	6.01%
After 1 to 5 years	17,580	-	320	17,260	6.11
After 5 to 10 years	18,195	-	1,607	16,588	3.11
After 10 years	46,036	9,384	-	55,420	1.67
Total obligations of Puerto Rico, States and political subdivisions	85,556	9,384	1,938	93,002	3.08
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	45	2	-	47	6.44
Total collateralized mortgage obligations - federal agencies	45	2	-	47	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$97,662	$9,386	$1,938	$105,110	3.49%

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

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2020 includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $35 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10K for the year ended December 31, 2019.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

September 30, 2020
(In thousands)	Securities issued by Puerto Rico Municipalities
Watch	$20,585
Special Mention	14,730
Ending Balance	$35,315

The portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $46 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions. These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. The average refreshed FICO score for the representative sample, comprised of 65% of the nominal value of the securities, used for the September 30, 2020 loss estimate was of 690. The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

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

Delinquency status

At September 30, 2020 there are no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type for the quarter and nine months ended September 30, 2020.

For the quarter ended September 30, 2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$12,735
Provision for credit loss expense (reversal of provision)	(314)
Securities charged-off	-
Recoveries	-
Ending Balance	$12,421

For the nine months ended September 30, 2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance, January 1, 2020	$-
Impact of adopting CECL	12,654
Provision for credit loss expense (reversal of provision)	(233)
Securities charged-off	-
Recoveries	-
Ending Balance	$12,421

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions, includes $2.9 million for securities issued by municipalities of Puerto Rico, and $9.5 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties.

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 - Summary of significant accounting policies of the 2019 Form 10-K and Note 4 in this Form 10-Q.

During the quarter and nine months ended September 30, 2020, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $941 million and $1.1 billion, respectively; including $137 million and $143 million in PCD loans, respectively. These mortgage loan repurchases included a bulk repurchase transaction of $688 million in GNMA loans, of which $684 million are included in the 90 days past due category, including $324 million which were included in the Corporation’s ending portfolio balance at June 30, 2020, since due to the delinquency status of the loans the Corporation had the right but not the obligation to repurchase the assets and is required to recognize (rebook) these loans in accordance with U.S. GAAP. The bulk loan repurchases also included $120 million in loans from the FNMA and FHMLC servicing portfolio, subject to credit recourse which were considered PCD loans.

There were no purchases of commercial and consumer loans during the quarter ended September 30, 2020. During the nine months ended September 30, 2020, the Corporation recorded purchases of commercial loans of $3 million and consumer loans of $56 million.

During the quarter and nine months ended September 30, 2019, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $81 million and $266 million, respectively; and purchases of consumer loans of $64 million and $222 million, respectively. There were no purchases of commercial loans (including loan participations) for the quarter ended September 30, 2019; $43 million for the nine months ended September 30, 2019.

The Corporation performed whole-loan sales involving approximately $62 million and $101 million of residential mortgage loans during the quarter and nine months ended September 30, 2020, respectively (September 30, 2019 - $18 million and $46 million, respectively). Also, the Corporation securitized approximately $100 million and $ 214 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2020, respectively (September 30, 2019 - $ 88 million and $247 million, respectively). Furthermore, the Corporation securitized approximately $ 54 million and $ 94 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2020, respectively (September 30, 2019 - $ 33 million and $ 84 million, respectively). During the quarter and nine months ended September 30, 2020, the Corporation performed sales of commercial and construction loans, including loan participations amounting to $1 million and $7 million, respectively (September 30, 2019 - $47 million and $81 million, respectively).

Delinquency status

The following tables present the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at September 30, 2020 and December 31, 2019.

September 30, 2020
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[1]	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$3,480	$129	$1,400	$5,009	$139,169	$144,178	$1,400	$-
Commercial real estate:
Non-owner occupied	19,523	2,014	98,811	120,348	1,950,794	2,071,142	98,811	-
Owner occupied	10,187	4,223	97,453	111,863	1,458,412	1,570,275	97,453	-
Commercial and industrial	6,809	6,376	45,013	58,198	4,233,554	4,291,752	44,320	693
Construction	4,895	-	21,514	26,409	169,656	196,065	21,514	-
Mortgage	336,824	59,386	1,567,504	1,963,714	4,863,266	6,826,980	370,060	1,197,444	[2]
Leasing	8,254	2,450	3,217	13,921	1,139,187	1,153,108	3,217	-
Consumer:
Credit cards	6,125	6,305	14,505	26,935	904,604	931,539	-	14,505
Home equity lines of credit	181	-	58	239	4,075	4,314	-	58
Personal	13,166	7,569	29,343	50,078	1,255,707	1,305,785	29,343	-
Auto	39,887	10,377	13,454	63,718	2,981,735	3,045,453	13,454	-
Other	190	1,224	14,348	15,762	108,290	124,052	14,104	244
Total	$449,521	$100,053	$1,906,620	$2,456,194	$19,208,449	$21,664,643	$693,676	$1,212,944
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

[2]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include $161 million in loans rebooked under the GNMA program at September 30, 2020, in which issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. During the third quarter the Corporation purchased $688 million in GNMA loans of which $684 million are included in the 90 days past due category including $324 million previously accounted under the repurchase option at June 30, 2020.

September 30, 2020
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$-	$-	$1,755	$1,755	$1,734,982	$1,736,737	$1,755	$-
Commercial real estate:
Non-owner occupied	-	-	396	396	1,938,617	1,939,013	396	-
Owner occupied	653	-	342	995	360,131	361,126	342	-
Commercial and industrial	552	50	3,901	4,503	1,492,648	1,497,151	3,901	-
Construction	-	-	9,069	9,069	731,140	740,209	9,069	-
Mortgage	2,467	6,433	14,484	23,384	1,074,077	1,097,461	14,484	-
Legacy	41	16	1,360	1,417	14,751	16,168	1,360	-
Consumer:
Credit cards	-	3	3	6	25	31	-	3
Home equity lines of credit	1,257	351	7,586	9,194	95,715	104,909	7,586	-
Personal	1,641	1,597	1,770	5,008	228,754	233,762	1,770	-
Other	22	2	29	53	1,247	1,300	29	-
Total	$6,633	$8,452	$40,695	$55,780	$7,672,087	$7,727,867	$40,692	$3

September 30, 2020
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[3]	past due	Current	Loans HIP[4] [5]	loans	loans
Commercial multi-family	$3,480	$129	$3,155	$6,764	$1,874,151	$1,880,915	$3,155	$-
Commercial real estate:
Non-owner occupied	19,523	2,014	99,207	120,744	3,889,411	4,010,155	99,207	-
Owner occupied	10,840	4,223	97,795	112,858	1,818,543	1,931,401	97,795	-
Commercial and industrial	7,361	6,426	48,914	62,701	5,726,202	5,788,903	48,221	693
Construction	4,895	-	30,583	35,478	900,796	936,274	30,583	-
Mortgage[1]	339,291	65,819	1,581,988	1,987,098	5,937,343	7,924,441	384,544	1,197,444	[6]
Leasing	8,254	2,450	3,217	13,921	1,139,187	1,153,108	3,217	-
Legacy[2]	41	16	1,360	1,417	14,751	16,168	1,360	-
Consumer:
Credit cards	6,125	6,308	14,508	26,941	904,629	931,570	-	14,508
Home equity lines of credit	1,438	351	7,644	9,433	99,790	109,223	7,586	58
Personal	14,807	9,166	31,113	55,086	1,484,461	1,539,547	31,113	-
Auto	39,887	10,377	13,454	63,718	2,981,735	3,045,453	13,454	-
Other	212	1,226	14,377	15,815	109,537	125,352	14,133	244
Total	$456,154	$108,505	$1,947,315	$2,511,974	$26,880,536	$29,392,510	$734,368	$1,212,947
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

[4]	Loans held-in-portfolio are net of $ 194 million in unearned income and exclude $ 103 million in loans held-for-sale.
[5]

Includes $6.8 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.2 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.6 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

[6]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. During the third quarter the Corporation purchased $688 million in GNMA loans of which $684 are included in the 90 days past due category including $324 million previously accounted under the repurchase option at June 30, 2020.These include loans rebooked, which were previously pooled into GNMA securities amounting to $161 million. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked)on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

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

At September 30, 2020, mortgage loans held-in-portfolio include $2.1 billion (December 31, 2019 - $1.4 billion) of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $1.2 billion (December 31, 2019 - $441 million) are 90 days or more past due, including $688 million which were included in the Corporation’s bulk loan repurchases completed during the third quarter of 2020 (of which $684 million are included in the 90 days past due category including $324 million previously accounted under the repurchase option at June 30, 2020). These balances include $650 million in loans modified under a TDR (December 31, 2019 - $625 million), that are presented as accruing loans. The portfolio of U.S. guaranteed loans includes $318 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of September 30, 2020 (December 31, 2019 - $213 million). The Corporation has approximately $60 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at September 30, 2020 (December 31, 2019 - $65 million).

Loans with a delinquency status of 90 days past due as of September 30, 2020 include $161 million in loans previously pooled into GNMA securities (December 31, 2019 - $103 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following table presents the amortized cost basis of non-accrual loans as of September 30, 2020 by class of loans and the related interest income recognized on these loans:

September 30, 2020
	Puerto Rico			Popular U.S.			Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized
Commercial multi-family	$-	$1,400	$1	$1,755	$-	$-	$1,755	$1,400	$1
Commercial real estate non-owner occupied	19,008	79,803	337	-	396	-	19,008	80,199	337
Commercial real estate owner occupied	21,927	75,526	672	-	342	-	21,927	75,868	672
Commercial and industrial	21,147	23,173	127	1,800	2,101	-	22,947	25,274	127
Construction	-	21,514	52	-	9,069	-	-	30,583	52
Mortgage	145,243	224,817	727	526	13,958	60	145,769	238,775	787
Leasing	-	3,217	2	-	-	-	-	3,217	2
Legacy	-	-	-	-	1,360	-	-	1,360	-
Consumer:
HELOCs	-	-	-	-	7,586	1	-	7,586	1
Personal	7,212	22,131	227	-	1,770	4	7,212	23,901	231
Auto	-	13,454	34	-	-	-	-	13,454	34
Other	-	14,104	121	-	29	-	-	14,133	121
Total	$214,537	$479,139	$2,300	$4,081	$36,611	$65	$218,618	$515,750	$2,365

Loans in non-accrual status with no allowance include $218 million in collateral dependent loans.

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

The following table present the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of September 30, 2020:

	September 30, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$2,265	$-	$-	$-	$-	$-	$2,265
Commercial real estate:
Non-owner occupied	324,143	-	-	-	-	-	324,143
Owner occupied	83,963	-	-	-	-	-	83,963
Commercial and industrial	8,911	-	996	-	12,934	17,538	40,379
Construction	21,514	-	-	-	-	-	21,514
Mortgage	184,300	-	-	-	-	-	184,300
Consumer:
Personal	5,480	-	-	-	-	-	5,480
Total Puerto Rico	$630,576	$-	$996	$-	$12,934	$17,538	$662,044
Popular U.S.
Commercial multi-family	$1,755	$-	$-	$-	$-	$-	$1,755
Commercial and industrial	-	-	-	3,607	-	-	3,607
Construction	9,069	-	-	-	-	-	9,069
Mortgage	527	-	-	-	-	-	527
Total Popular U.S.	$11,351	$-	$-	$3,607	$-	$-	$14,958
Popular, Inc.
Commercial multi-family	$4,020	$-	$-	$-	$-	$-	$4,020
Commercial real estate:
Non-owner occupied	324,143	-	-	-	-	-	324,143
Owner occupied	83,963	-	-	-	-	-	83,963
Commercial and industrial	8,911	-	996	3,607	12,934	17,538	43,986
Construction	30,583	-	-	-	-	-	30,583
Mortgage	184,827	-	-	-	-	-	184,827
Consumer:
Personal	5,480	-	-	-	-	-	5,480
Total Popular, Inc.	$641,927	$-	$996	$3,607	$12,934	$17,538	$677,002

Purchased Credit Deteriorated Loans (PCD)

The Corporation has purchased loans during the quarter and nine months ended, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	For the quarter ended September 30, 2020	For the nine months ended September 30, 2020
Purchase price of loans at acquisition	$132,738	$137,477
Allowance for credit losses at acquisition	4,823	5,819
Non-credit discount/premium at acquisition	(6,485)	(6,273)
Par value of acquired loans at acquisition	$131,076	$137,023

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

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the quarter and nine months ended September 30, 2019, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended September 30, 2019	For the nine months ended September 30, 2019
Beginning balance	$1,789,237	$1,883,556
Additions	11,891	27,639
Accretion	35,502	111,083
Collections / loan sales / charge-offs	(134,256)	(319,904)
Ending balance[1]	$1,702,374	$1,702,374
Allowance for loan losses	(94,610)	(94,610)
Ending balance, net of ALLL	$1,607,764	$1,607,764
[1]	At September 30, 2019, includes $1.2 billion of loans considered non-credit impaired at the acquisition date.

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended September 30, 2019	For the nine months ended September 30, 2019
Beginning balance	$1,042,407	$1,092,504
Additions	7,711	19,577
Accretion	(35,502)	(111,083)
Change in expected cash flows	5,043	18,661
Ending balance[1]	$1,019,659	$1,019,659
[1]	At September 30, 2019, includes $ 0.7 billion of loans considered non-credit impaired at the acquisition date.

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

In the third quarter of 2020, the Corporation applied probability weights to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios. The Baseline scenario carried the highest weight. The remaining weights were assigned based on the evaluation of risks to the Baseline scenario. When compared to the Moody’s Analytics’ second quarter’s June Baseline scenario, the third quarter’s Baseline scenario assumes a more favorable increase in economic activity from the third quarter of 2020 through the second quarter of 2021, with continued growth thereafter. However, a significant second wave of COVID-19 infections, as well as delays in the additional government stimulus, continue to be key risks to the Baseline forecast. This contributed to the S3 (pessimistic) scenario having the second highest probability. The impact of applying probability weights to alternative scenarios resulted in an increase in estimated reserves of approximately $31 million. This effect was partially offset by the net impact of net charge-offs, changes to portfolio balances and credit quality.

The following tables present the changes in the allowance for credit losses, and loan ending balances for the quarters and nine months ended September 30, 2020 and 2019.

For the quarter ended September 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$214,927	$354	$199,250	$13,093	$328,158	$755,782
Provision (reversal of provision)	1,562	4,358	1,549	1,746	(1,533)	7,682
Initial allowance for credit losses - PCD Loans	-	-	4,823	-	-	4,823
Charge-offs	(2,059)	-	(5,217)	(957)	(25,808)	(34,041)
Recoveries	4,018	156	3,253	1,286	11,559	20,272
Ending balance	$218,448	$4,868	$203,658	$15,168	$312,376	$754,518

For the quarter ended September 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$100,029	$6,063	$22,987	$2,052	$31,521	$162,652
Provision (reversal of provision)	12,159	1,403	(1,312)	(198)	(282)	11,770
Charge-offs	(458)	-	(12)	(26)	(3,852)	(4,348)
Recoveries	98	-	17	77	1,066	1,258
Ending balance	$111,828	$7,466	$21,680	$1,905	$28,453	$171,332

For the quarter ended September 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$314,956	$6,417	$222,237	$2,052	$13,093	$359,679	$918,434
Provision (reversal of provision)	13,721	5,761	237	(198)	1,746	(1,815)	19,452
Initial allowance for credit losses - PCD Loans	-	-	4,823	-	-	-	4,823
Charge-offs	(2,517)	-	(5,229)	(26)	(957)	(29,660)	(38,389)
Recoveries	4,116	156	3,270	77	1,286	12,625	21,530
Ending balance	$330,276	$12,334	$225,338	$1,905	$15,168	$340,829	$925,850

For the nine months ended September 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision (reversal of provision)	24,710	3,809	10,533	11,481	130,576	181,109
Initial allowance for credit losses - PCD Loans	-	-	5,819	-	-	5,819
Charge-offs	(7,799)	-	(22,940)	(8,681)	(141,794)	(181,214)
Recoveries	8,081	370	7,884	2,313	27,137	45,785
Ending balance	$218,448	$4,868	$203,658	$15,168	$312,376	$754,518

For the nine months ended September 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$15,989	$4,204	$4,827	$630	$19,407	$45,057
Impact of adopting CECL	29,103	(2,986)	10,431	382	7,809	44,739
Provision (reversal of provision)	66,299	6,093	6,397	854	10,799	90,442
Charge-offs	(1,412)	-	(28)	(40)	(13,663)	(15,143)
Recoveries	1,849	155	53	79	4,101	6,237
Ending balance	$111,828	$7,466	$21,680	$1,905	$28,453	$171,332

For the nine months ended September 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$147,052	$4,778	$121,108	$630	$10,768	$193,372	$477,708
Impact of adopting CECL	91,496	(2,871)	96,512	382	(713)	130,301	315,107
Provision (reversal of provision)	91,009	9,902	16,930	854	11,481	141,375	271,551
Initial allowance for credit losses - PCD Loans	-	-	5,819	-	-	-	5,819
Charge-offs	(9,211)	-	(22,968)	(40)	(8,681)	(155,457)	(196,357)
Recoveries	9,930	525	7,937	79	2,313	31,238	52,022
Ending balance	$330,276	$12,334	$225,338	$1,905	$15,168	$340,829	$925,850

For the quarter ended September 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$190,227	$2,996	$127,930	$6,907	$148,131	$476,191
Provision (reversal of provision)	(18,036)	(4,916)	6,494	3,739	47,198	34,479
Charge-offs	(15,419)	(27)	(13,886)	(4,040)	(46,398)	(79,770)
Recoveries	4,787	3,013	1,197	587	10,286	19,870
Ending balance	$161,559	$1,066	$121,735	$7,193	$159,217	$450,770
Specific ALLL	$30,130	$57	$40,483	$71	$21,009	$91,750
General ALLL	$131,429	$1,009	$81,252	$7,122	$138,208	$359,020
Loans held-in-portfolio:
Impaired loans	$407,124	$274	$523,876	$624	$95,356	$1,027,254
Loans held-in-portfolio excluding impaired loans	6,761,529	123,798	5,711,700	1,021,860	5,286,441	18,905,328
Total loans held-in-portfolio	$7,168,653	$124,072	$6,235,576	$1,022,484	$5,381,797	$19,932,582

For the quarter ended September 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$35,302	$6,887	$4,586	$774	$19,926	$67,475
Provision (reversal of provision)	(2,507)	2,826	288	(280)	1,733	2,060
Charge-offs	(5,912)	(2,215)	-	(2)	(4,619)	(12,748)
Recoveries	2,279	-	18	299	2,212	4,808
Ending balance	$29,162	$7,498	$4,892	$791	$19,252	$61,595
Specific ALLL	$-	$-	$2,385	$-	$1,711	$4,096
General ALLL	$29,162	$7,498	$2,507	$791	$17,541	$57,499
Loans held-in-portfolio:
Impaired loans	$2,097	$10,060	$9,441	$-	$9,761	$31,359
Loans held-in-portfolio excluding impaired loans	5,037,699	619,924	923,602	23,192	439,617	7,044,034
Total loans held-in-portfolio	$5,039,796	$629,984	$933,043	$23,192	$449,378	$7,075,393

For the quarter ended September 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$225,529	$9,883	$132,516	$774	$6,907	$168,057	$543,666
Provision (reversal of provision)	(20,543)	(2,090)	6,782	(280)	3,739	48,931	36,539
Charge-offs	(21,331)	(2,242)	(13,886)	(2)	(4,040)	(51,017)	(92,518)
Recoveries	7,066	3,013	1,215	299	587	12,498	24,678
Ending balance	$190,721	$8,564	$126,627	$791	$7,193	$178,469	$512,365
Specific ALLL	$30,130	$57	$42,868	$-	$71	$22,720	$95,846
General ALLL	$160,591	$8,507	$83,759	$791	$7,122	$155,749	$416,519
Loans held-in-portfolio:
Impaired loans	$409,221	$10,334	$533,317	$-	$624	$105,117	$1,058,613
Loans held-in-portfolio excluding impaired loans	11,799,228	743,722	6,635,302	23,192	1,021,860	5,726,058	25,949,362
Total loans held-in-portfolio	$12,208,449	$754,056	$7,168,619	$23,192	$1,022,484	$5,831,175	$27,007,975

For the nine months ended September 30, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(18,245)	(2,877)	11,342	2,276	102,412	94,908
Charge-offs	(40,275)	(79)	(37,056)	(8,467)	(120,187)	(206,064)
Recoveries	12,865	3,136	4,471	1,898	32,398	54,768
Ending balance	$161,559	$1,066	$121,735	$7,193	$159,217	$450,770
Specific ALLL	$30,130	$57	$40,483	$71	$21,009	$91,750
General ALLL	$131,429	$1,009	$81,252	$7,122	$138,208	$359,020
Loans held-in-portfolio:
Impaired loans	$407,124	$274	$523,876	$624	$95,356	$1,027,254
Loans held-in-portfolio excluding impaired loans	6,761,529	123,798	5,711,700	1,021,860	5,286,441	18,905,328
Total loans held-in-portfolio	$7,168,653	$124,072	$6,235,576	$1,022,484	$5,381,797	$19,932,582

For the nine months ended September 30, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	9,519	3,167	899	(1,467)	11,529	23,647
Charge-offs	(15,737)	(2,215)	(594)	142	(15,879)	(34,283)
Recoveries	3,479	8	153	1,147	5,254	10,041
Ending balance	$29,162	$7,498	$4,892	$791	$19,252	$61,595
Specific ALLL	$-	$-	$2,385	$-	$1,711	$4,096
General ALLL	$29,162	$7,498	$2,507	$791	$17,541	$57,499
Loans held-in-portfolio:
Impaired loans	$2,097	$10,060	$9,441	$-	$9,761	$31,359
Loans held-in-portfolio excluding impaired loans	5,037,699	619,924	923,602	23,192	439,617	7,044,034
Total loans held-in-portfolio	$5,039,796	$629,984	$933,043	$23,192	$449,378	$7,075,393

For the nine months ended September 30, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	(8,726)	290	12,241	(1,467)	2,276	113,941	118,555
Charge-offs	(56,012)	(2,294)	(37,650)	142	(8,467)	(136,066)	(240,347)
Recoveries	16,344	3,144	4,624	1,147	1,898	37,652	64,809
Ending balance	$190,721	$8,564	$126,627	$791	$7,193	$178,469	$512,365
Specific ALLL	$30,130	$57	$42,868	$-	$71	$22,720	$95,846
General ALLL	$160,591	$8,507	$83,759	$791	$7,122	$155,749	$416,519
Loans held-in-portfolio:
Impaired loans	$409,221	$10,334	$533,317	$-	$624	$105,117	$1,058,613
Loans held-in-portfolio excluding impaired loans	11,799,228	743,722	6,635,302	23,192	1,021,860	5,726,058	25,949,362
Total loans held-in-portfolio	$12,208,449	$754,056	$7,168,619	$23,192	$1,022,484	$5,831,175	$27,007,975

The following table presents the changes in the allowance for credit losses on unfunded commitments, which is presented as part of Other Liabilities, for the quarters and nine months ended September 30, 2020 and 2019.

	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Allowance for credit losses on unfunded commitments:
Balance at beginning of period	$6,717	$8,735	$8,717	$8,216
Impact of adopting CECL	-	-	(5,460)	-
Provision (reversal of provision)	6,578	(425)	10,038	94
Ending balance	$13,295	$8,310	$13,295	$8,310

The following table provides the activity in the allowance for credit losses related to loans accounted for pursuant to ASC Subtopic 310-30.

	For the quarters ended	For the nine months ended
(In thousands)	September 30, 2019	September 30, 2019
Balance at beginning of period	$120,818	$122,135
Provision (reversal of provision)	(14,617)	(2,007)
Net charge-offs	(11,591)	(25,518)
Balance at end of period	$94,610	$94,610

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2019 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $ 1.7 billion at September 30, 2020 (December 31, 2019 - $ 1.6 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $19 million related to the commercial loan portfolio at September 30, 2020 (December 31, 2019 - $14 million).

In response to the COVID-19 pandemic, the Corporation has entered into loan modifications with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and extended relief with respect to mortgage products through August 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provided relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR.

The Corporation implemented a relief program to work with customers affected by the COVID-19 pandemic in March 2020. As of September 30, 2020, the Corporation had granted loan payment moratoriums under the program to 125,736 eligible retail customers with an aggregate book value of $4.5 billion, and to 5,063 eligible commercial clients with an aggregate book value of $4.1 billion. In addition, certain participating clients impacted by the seismic activity in the southern region of the island also benefitted from other loan payment moratoriums offered by the Corporation since mid-January 2020. As of September 30, 2020, 124,884 loans in the COVID-19 relief program with an aggregate book value of $7.9 billion had already completed their payment moratorium period, while 5,915 loans with an aggregate book value of $0.7 billion are still under the moratorium. Out of the approximately $8.6 billion in loans modified under this program, approximately $30 million have been classified as TDRs. In making this determination, the Corporation considered the criteria of whether the borrower was in financial difficulty at the time of the deferral and whether the deferral period was more than insignificant, as discussed above.

At September 30, 2020, 95% of COVID-19 payment deferrals had expired. After excluding government guaranteed mortgage loans that are still pending to complete their COVID-19 related modifications, 95% of the remaining loans were current on their payments as of quarter end. Given the recent expiration of the payment moratorium, the Corporation will continue to monitor and assess the post-moratorium payment behavior of these borrowers to recognize any deterioration in these loans, and potential loss exposure, in a timely manner.

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at September 30, 2020 and December 31, 2019.

	September 30, 2020				December 31, 2019
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$263,094	$99,381	$362,475	$17,403	$237,861	$111,587	$349,448	$16,443
Construction	-	21,514	21,514	4,414	-	119	119	6
Mortgage[1]	1,075,980	113,681	1,189,661	73,755	1,013,561	126,036	1,139,597	42,012
Leases	326	147	473	108	264	243	507	61
Consumer	78,294	12,635	90,929	25,311	82,205	15,808	98,013	21,404
Loans held-in-portfolio	$1,417,694	$247,358	$1,665,052	$120,991	$1,333,891	$253,793	$1,587,684	$79,926
[1] At September 30, 2020, accruing mortgage loan TDRs include $650 million guaranteed by U.S. sponsored entities at BPPR, compared to $625 million at December 31, 2019.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2020 and 2019. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended September 30, 2020				For the nine months ended September 30, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	2	-	-
Commercial real estate non-owner occupied	-	2	-	-	-	4	-	1
Commercial real estate owner occupied	-	7	-	-	-	26	-	-
Commercial and industrial	-	12	-	-	1	38	-	-
Construction	-	1	-	-	-	1	-	-
Mortgage	-	24	70	254	2	50	231	326
Leasing	-	-	-	-	-	-	3	11
Consumer:
Credit cards	69	-	-	13	621	-	-	78
HELOCs	-	-	-	-	-	1	1	-
Personal	91	1	-	-	269	3	-	1
Auto	-	1	-	-	-	2	2	8
Other	1	-	-	-	3	-	-	-
Total	161	49	70	267	896	127	237	425

	Popular, Inc.
	For the quarter ended September 30, 2019				For the nine months ended September 30, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	-	-	-	-	1	-	-
Commercial real estate non-owner occupied	-	3	-	-	-	6	-	-
Commercial real estate owner occupied	-	4	-	-	1	19	-	-
Commercial and industrial	2	7	-	-	2	41	-	-
Mortgage	2	43	207	3	33	98	494	5
Leasing	-	1	1	-	-	1	2	-
Consumer:
Credit cards	111	-	1	41	394	-	2	161
HELOCs	-	2	2	-	-	14	11	-
Personal	183	1	-	-	527	4	-	1
Auto	-	1	-	-	-	5	1	-
Other	7	-	-	-	22	-	-	-
Total	305	62	211	44	979	189	510	167

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2020 and 2019.

For the quarter ended September 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$140	$139	$1
Commercial real estate non-owner occupied	2	5,060	5,058	-
Commercial real estate owner occupied	7	1,964	1,960	4
Commercial and industrial	12	625	614	-
Construction	1	21,514	21,514	4,370
Mortgage	348	40,932	36,036	3,784
Consumer:
Credit cards	82	1,032	1,076	14
Personal	92	1,682	1,682	290
Auto	1	18	19	3
Other	1	1	1	-
Total	547	$72,968	$68,099	$8,466

For the quarter ended September 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$16,822	$16,822	$(86)
Commercial real estate owner occupied	4	2,966	2,959	(48)
Commercial and industrial	9	1,436	1,384	103
Mortgage	255	23,583	21,907	746
Leasing	2	237	238	-
Consumer:
Credit cards	153	1,375	1,355	109
HELOCs	4	276	246	25
Personal	184	2,546	2,544	677
Auto	1	7	7	1
Other	7	31	31	2
Total	622	$49,279	$47,493	$1,529

Popular, Inc.
For the nine months ended September 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	2	$1,133	$1,115	$(18)
Commercial real estate non-owner occupied	5	8,478	8,476	(748)
Commercial real estate owner occupied	26	8,463	8,436	110
Commercial and industrial	39	2,409	2,392	25
Construction	1	21,514	21,514	4,370
Mortgage	609	75,695	62,930	6,629
Leasing	14	326	327	6
Consumer:
Credit cards	699	6,492	6,530	276
HELOCs	2	369	298	862
Personal	273	4,703	4,701	781
Auto	12	164	166	15
Other	3	25	25	6
Total	1,685	$129,771	$116,910	$12,314

Popular, Inc.
For the nine months ended September 30, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$154	$116	$(5)
Commercial real estate non-owner occupied	6	19,389	19,379	721
Commercial real estate owner occupied	20	6,378	6,110	9
Commercial and industrial	43	9,749	10,219	888
Mortgage	630	64,533	58,818	2,104
Leasing	3	264	266	7
Consumer:
Credit cards	557	4,690	4,823	466
HELOCs	25	2,359	2,256	345
Personal	532	8,836	8,839	2,312
Auto	6	70	73	13
Other	22	177	177	27
Total	1,845	$116,599	$111,076	$6,887

During the nine months ended September 30, 2020, five loans with an aggregate unpaid principal balance of $ 32.8 million were restructured into multiple notes (“Note A / B split”). The Corporation recorded $0.1 million in charge-offs as part of these restructurings. These loans were restructured after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on these commercial TDRs amounted to approximately $32.4 million at September 30, 2020.

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

Popular, Inc.
	Defaulted during the quarter endedSeptember 30, 2020		Defaulted during the nine months ended September 30, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	1	$1,700
Commercial real estate owner occupied	-	-	5	846
Commercial and industrial	-	-	3	97
Mortgage	23	2,321	215	22,518
Consumer:
Credit cards	124	975	290	2,190
Personal	13	185	89	1,504
Other	-	-	2	1
Total	160	$3,481	605	$28,856

Popular, Inc.
	Defaulted during the quarter endedSeptember 30, 2019		Defaulted during the nine months ended September 30, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	1	$47
Commercial real estate owner occupied	1	68	3	495
Commercial and industrial	1	34	4	7,082
Mortgage	32	2,099	31	3,148
Leasing	-	-	1	22
Consumer:
Credit cards	68	551	222	2,063
Personal	62	1,144	163	4,768
Auto	2	24	2	24
Other	1	5	2	7
Total	167	$3,925	429	$17,656

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

The following table presents the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2020 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2019.

September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$1,429	$-	$-	$1,429
Special mention	-	-	-	-	-	3,481	-	-	3,481
Substandard	-	-	-	-	-	1,365	100	-	1,465
Pass/Unrated	5,240	36,653	26,209	2,116	2,617	64,968	-	-	137,803
Total commercial multi-family	$5,240	$36,653	$26,209	$2,116	$2,617	$71,243	$100	$-	$144,178

Commercial real estate non-owner occupied
Watch	$96,883	$74,865	$26,934	$43,635	$32,928	$280,011	$2,220	$-	$557,476
Special Mention	-	17,668	125,684	27,315	20,024	92,564	401	-	283,656
Substandard	33,678	94,206	26,985	4,164	34,075	151,334	95	-	344,537
Doubtful	-	-	-	-	-	2,630	-	-	2,630
Pass/Unrated	15,165	57,677	41,390	61,880	130,169	573,114	3,448	-	882,843
Total commercial real estate non-owner occupied	$145,726	$244,416	$220,993	$136,994	$217,196	$1,099,653	$6,164	$-	$2,071,142

Commercial real estate owner occupied
Watch	$5,092	$9,008	$20,352	$13,796	$9,913	$174,407	$1,857	$-	$234,425
Special Mention	55	6,754	386	2,703	442	168,082	-	-	178,422
Substandard	-	2,377	37,968	2,227	27,651	160,619	-	-	230,842
Doubtful	-	-	-	296	-	2,164	-	-	2,460
Pass/Unrated	147,666	62,663	61,772	61,143	130,903	448,333	11,646	-	924,126
Total commercial real estate owner occupied	$152,813	$80,802	$120,478	$80,165	$168,909	$953,605	$13,503	$-	$1,570,275
Commercial and industrial
Watch	$117,988	$133,311	$170,332	$45,970	$69,043	$300,831	$156,973	$-	$994,448
Special Mention	33,069	9,606	19,369	57,695	2,455	104,889	26,129	-	253,212
Substandard	42,980	3,144	24,512	27,527	1,937	60,828	52,544	-	213,472
Doubtful	-	-	-	4	-	90	1	-	95
Loss	-	-	-	-	-	-	11	-	11
Pass/Unrated	1,121,208	527,626	181,294	203,235	118,250	366,882	312,019	-	2,830,514
Total commercial and industrial	$1,315,245	$673,687	$395,507	$334,431	$191,685	$833,520	$547,677	$-	$4,291,752

Construction
Watch	$-	$2,620	$11,554	$-	$-	$-	$960	$-	$15,134
Substandard	-	-	-	21,514	-	-	-	-	21,514
Pass/Unrated	197	39,627	10,183	64,082	-	-	45,328	-	159,417
Total construction	$197	$42,247	$21,737	$85,596	$-	$-	$46,288	$-	$196,065

Mortgage
Substandard	$-	$131	$1,477	$2,772	$3,691	$128,352	$-	$-	$136,423
Pass/Unrated	138,336	245,347	195,875	237,310	243,823	5,629,866	-	-	6,690,557
Total mortgage	$138,336	$245,478	$197,352	$240,082	$247,514	$5,758,218	$-	$-	$6,826,980

Leasing
Substandard	$114	$989	$825	$541	$447	$301	$-	$-	$3,217
Pass/Unrated	357,798	338,881	229,685	122,989	74,899	25,639	-	-	1,149,891
Total leasing	$357,912	$339,870	$230,510	$123,530	$75,346	$25,940	$-	$-	$1,153,108

September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$14,505	$-	$14,505
Pass/Unrated	-	-	-	-	-	-	917,034	-	917,034
Total credit cards	$-	$-	$-	$-	$-	$-	$931,539	$-	$931,539

HELOCs
Pass/Unrated	$-	$-	$-	$-	$-	$-	$4,314	$-	$4,314
Total HELOCs	$-	$-	$-	$-	$-	$-	$4,314	$-	$4,314

Personal
Substandard	$670	$4,002	$1,697	$1,197	$927	$19,244	$56	$1,513	$29,306
Loss	-	-	4	-	-	-	-	34	38
Pass/Unrated	229,806	472,235	193,640	114,348	66,910	150,081	2,418	47,003	1,276,441
Total Personal	$230,476	$476,237	$195,341	$115,545	$67,837	$169,325	$2,474	$48,550	$1,305,785

Auto
Substandard	$897	$4,319	$3,382	$1,989	$1,546	$1,322	$-	$-	$13,455
Pass/Unrated	773,339	942,367	684,447	333,558	195,352	102,935	-	-	3,031,998
Total Auto	$774,236	$946,686	$687,829	$335,547	$196,898	$104,257	$-	$-	$3,045,453

Other consumer
Substandard	$-	$-	$1,054	$-	$175	$12,875	$-	$-	$14,104
Pass/Unrated	12,470	17,702	14,210	6,213	2,964	5,074	51,315	-	109,948
Total Other consumer	$12,470	$17,702	$15,264	$6,213	$3,139	$17,949	$51,315	$-	$124,052
Total Puerto Rico	$3,132,651	$3,103,778	$2,111,220	$1,460,219	$1,171,141	$9,033,710	$1,603,374	$48,550	$21,664,643

September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$12,253	$34,933	$42,529	$42,696	$33,654	$72,674	$-	$-	$238,739
Special mention	-	25,428	11,670	18,222	50,511	13,128	-	-	118,959
Substandard	-	1,207	-	1,755	8,584	1,143	-	-	12,689
Pass/Unrated	240,743	345,453	204,316	111,279	161,894	301,034	1,631	-	1,366,350
Total commercial multi-family	$252,996	$407,021	$258,515	$173,952	$254,643	$387,979	$1,631	$-	$1,736,737

Commercial real estate non-owner occupied
Watch	$8,429	$28,035	$69,838	$91,838	$59,844	$67,346	$342	$-	$325,672
Special Mention	-	4,783	10,016	14,675	63,822	12,854	350	-	106,500
Substandard	761	12,268	36,571	11,137	40,885	28,199	-	-	129,821
Pass/Unrated	266,740	235,476	252,634	229,827	154,019	224,526	13,798	-	1,377,020
Total commercial real estate non-owner occupied	$275,930	$280,562	$369,059	$347,477	$318,570	$332,925	$14,490	$-	$1,939,013

Commercial real estate owner occupied
Watch	$1,477	$8,315	$8,004	$4,261	$16,564	$16,149	$4,222	$-	$58,992
Special Mention	-	1,155	193	-	-	4,060	-	-	5,408
Substandard	-	-	2,366	-	1,358	20,514	-	-	24,238
Pass/Unrated	50,760	47,797	47,720	34,326	21,550	70,013	322	-	272,488
Total commercial real estate owner occupied	$52,237	$57,267	$58,283	$38,587	$39,472	$110,736	$4,544	$-	$361,126
Commercial and industrial
Watch	$10,538	$1,870	$32	$3,625	$1,251	$8,213	$7,780	$-	$33,309
Special Mention	11,138	34	-	152	4,908	921	124	-	17,277
Substandard	2,029	236	516	-	5	7,976	21	-	10,783
Pass/Unrated	344,220	213,673	200,545	147,598	129,196	317,955	82,595	-	1,435,782
Total commercial and industrial	$367,925	$215,813	$201,093	$151,375	$135,360	$335,065	$90,520	$-	$1,497,151

Construction
Watch	$6,424	$-	$-	$34,133	$-	$9,786	$-	$-	$50,343
Special Mention	-	-	-	2,981	-	20,291	-	-	23,272
Substandard	-	-	20,341	9,372	9,069	-	-	-	38,782
Pass/Unrated	55,564	256,482	176,245	113,954	20,594	4,973	-	-	627,812
Total construction	$61,988	$256,482	$196,586	$160,440	$29,663	$35,050	$-	$-	$740,209

Mortgage
Substandard	$-	$1,371	$433	$-	$-	$12,680	$-	$-	$14,484
Pass/Unrated	284,848	282,208	112,886	9,967	11,323	381,745	-	-	1,082,977
Total mortgage	$284,848	$283,579	$113,319	$9,967	$11,323	$394,425	$-	$-	$1,097,461

Legacy
Watch	$-	$-	$-	$-	$-	$3,085	$-	$-	$3,085
Special Mention	-	-	-	-	-	186	-	-	186
Substandard	-	-	-	-	-	3,753	-	-	3,753
Pass/Unrated	83	-	-	-	-	7,739	1,322	-	9,144
Total legacy	$83	$-	$-	$-	$-	$14,763	$1,322	$-	$16,168

September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass/Unrated	$-	$-	$-	$-	$-	$-	$31	$-	$31
Total credit cards	$-	$-	$-	$-	$-	$-	$31	$-	$31

HELOCs
Substandard	$-	$-	$-	$-	$-	$191	$-	$677	$868
Loss	-	-	-	-	-	306	-	6,412	6,718
Pass/Unrated	-	-	-	-	-	13,454	46,191	37,678	97,323
Total HELOCs	$-	$-	$-	$-	$-	$13,951	$46,191	$44,767	$104,909

Personal
Substandard	$164	$819	$355	$97	$22	$-	$1	$-	$1,458
Loss	-	24	17	-	6	262	4	-	313
Pass/Unrated	41,668	128,664	36,597	12,112	3,022	9,737	191	-	231,991
Total Personal	$41,832	$129,507	$36,969	$12,209	$3,050	$9,999	$196	$-	$233,762

Other consumer
Substandard	$-	-	-	-	-	-	17	-	17
Loss	-	-	-	-	-	-	12	-	12
Pass/Unrated	$-	$-	$-	$-	$-	$-	$1,271	$-	$1,271
Total Other consumer	$-	$-	$-	$-	$-	$-	$1,300	$-	$1,300
Total Popular U.S.	$1,337,839	$1,630,231	$1,233,824	$894,007	$792,081	$1,634,893	$160,225	$44,767	$7,727,867

September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$12,253	$34,933	$42,529	$42,696	$33,654	$74,103	$-	$-	$240,168
Special mention	-	25,428	11,670	18,222	50,511	16,609	-	-	122,440
Substandard	-	1,207	-	1,755	8,584	2,508	100	-	14,154
Pass/Unrated	245,983	382,106	230,525	113,395	164,511	366,002	1,631	-	1,504,153
Total commercial multi-family	$258,236	$443,674	$284,724	$176,068	$257,260	$459,222	$1,731	$-	$1,880,915

Commercial real estate non-owner occupied
Watch	$105,312	$102,900	$96,772	$135,473	$92,772	$347,357	$2,562	$-	$883,148
Special Mention	-	22,451	135,700	41,990	83,846	105,418	751	-	390,156
Substandard	34,439	106,474	63,556	15,301	74,960	179,533	95	-	474,358
Doubtful	-	-	-	-	-	2,630	-	-	2,630
Pass/Unrated	281,905	293,153	294,024	291,707	284,188	797,640	17,246	-	2,259,863
Total commercial real estate non-owner occupied	$421,656	$524,978	$590,052	$484,471	$535,766	$1,432,578	$20,654	$-	$4,010,155

Commercial real estate owner occupied
Watch	$6,569	$17,323	$28,356	$18,057	$26,477	$190,556	$6,079	$-	$293,417
Special Mention	55	7,909	579	2,703	442	172,142	-	-	183,830
Substandard	-	2,377	40,334	2,227	29,009	181,133	-	-	255,080
Doubtful	-	-	-	296	-	2,164	-	-	2,460
Pass/Unrated	198,426	110,460	109,492	95,469	152,453	518,346	11,968	-	1,196,614
Total commercial real estate owner occupied	$205,050	$138,069	$178,761	$118,752	$208,381	$1,064,341	$18,047	$-	$1,931,401

Commercial and industrial
Watch	$128,526	$135,181	$170,364	$49,595	$70,294	$309,044	$164,753	$-	$1,027,757
Special Mention	44,207	9,640	19,369	57,847	7,363	105,810	26,253	-	270,489
Substandard	45,009	3,380	25,028	27,527	1,942	68,804	52,565	-	224,255
Doubtful	-	-	-	4	-	90	1	-	95
Loss	-	-	-	-	-	-	11	-	11
Pass/Unrated	1,465,428	741,299	381,839	350,833	247,446	684,837	394,614	-	4,266,296
Total commercial and industrial	$1,683,170	$889,500	$596,600	$485,806	$327,045	$1,168,585	$638,197	$-	$5,788,903

September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$6,424	$2,620	$11,554	$34,133	$-	$9,786	$960	$-	$65,477
Special Mention	-	-	-	2,981	-	20,291	-	-	23,272
Substandard	-	-	20,341	30,886	9,069	-	-	-	60,296
Pass/Unrated	55,761	296,109	186,428	178,036	20,594	4,973	45,328	-	787,229
Total construction	$62,185	$298,729	$218,323	$246,036	$29,663	$35,050	$46,288	$-	$936,274

Mortgage
Substandard	$-	$1,502	$1,910	$2,772	$3,691	$141,032	$-	$-	$150,907
Pass/Unrated	423,184	527,555	308,761	247,277	255,146	6,011,611	-	-	7,773,534
Total mortgage	$423,184	$529,057	$310,671	$250,049	$258,837	$6,152,643	$-	$-	$7,924,441

Legacy
Watch	$-	$-	$-	$-	$-	$3,085	$-	$-	$3,085
Special Mention	-	-	-	-	-	186	-	-	186
Substandard	-	-	-	-	-	3,753	-	-	3,753
Pass/Unrated	83	-	-	-	-	7,739	1,322	-	9,144
Total legacy	$83	$-	$-	$-	$-	$14,763	$1,322	$-	$16,168

Leasing
Substandard	$114	$989	$825	$541	$447	$301	$-	$-	$3,217
Pass/Unrated	357,798	338,881	229,685	122,989	74,899	25,639	-	-	1,149,891
Total leasing	$357,912	$339,870	$230,510	$123,530	$75,346	$25,940	$-	$-	$1,153,108

September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$14,505	$-	$14,505
Pass/Unrated	-	-	-	-	-	-	917,065	-	917,065
Total credit cards	$-	$-	$-	$-	$-	$-	$931,570	$-	$931,570

HELOCs
Substandard	$-	$-	$-	$-	$-	$191	$-	$677	$868
Loss	-	-	-	-	-	306	-	6,412	6,718
Pass/Unrated	-	-	-	-	-	13,454	50,505	37,678	101,637
Total HELOCs	$-	$-	$-	$-	$-	$13,951	$50,505	$44,767	$109,223

Personal
Substandard	$834	$4,821	$2,052	$1,294	$949	$19,244	$57	$1,513	$30,764
Loss	-	24	21	-	6	262	4	34	351
Pass/Unrated	271,474	600,899	230,237	126,460	69,932	159,818	2,609	47,003	1,508,432
Total Personal	$272,308	$605,744	$232,310	$127,754	$70,887	$179,324	$2,670	$48,550	$1,539,547

Auto
Substandard	$897	$4,319	$3,382	$1,989	$1,546	$1,322	$-	$-	$13,455
Pass/Unrated	773,339	942,367	684,447	333,558	195,352	102,935	-	-	3,031,998
Total Auto	$774,236	$946,686	$687,829	$335,547	$196,898	$104,257	$-	$-	$3,045,453

Other consumer
Substandard	$-	$-	$1,054	$-	$175	$12,875	$17	$-	$14,121
Loss	-	-	-	-	-	-	12	-	12
Pass/Unrated	12,470	17,702	14,210	6,213	2,964	5,074	52,586	-	111,219
Total Other consumer	$12,470	$17,702	$15,264	$6,213	$3,139	$17,949	$52,615	$-	$125,352
Total Popular Inc.	$4,470,490	$4,734,009	$3,345,044	$2,354,226	$1,963,222	$10,668,603	$1,763,599	$93,317	$29,392,510

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

For changes in the allowance for credit losses, loan ending balances and whether such loans and the allowance pertained to loans individually or collectively evaluated for impairment for the quarter and nine months ended September 30, 2019, refer to the allowance activity section of this note.

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

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters and nine months ended September 30, 2019.

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

Note 10 – Mortgage banking activities

Income from mortgage banking activities includes mortgage servicing fees earned in connection with administering residential mortgage loans and valuation adjustments on mortgage servicing rights. It also includes gain on sales and securitizations of residential mortgage loans, losses on repurchased loans, including interest advances, and trading gains and losses on derivative contracts used to hedge the Corporation’s securitization activities. In addition, lower-of-cost-or-market valuation adjustments to residential mortgage loans held for sale, if any, are recorded as part of the mortgage banking activities.

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$12,966	$11,797	$32,992	$35,400
Mortgage servicing rights fair value adjustments	(20,491)	(4,842)	(33,360)	(25,853)
Total mortgage servicing fees, net of fair value adjustments	(7,525)	6,955	(368)	9,547
Net gain on sale of loans, including valuation on loans held-for-sale	10,916	5,421	20,389	14,653
Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	(4)	227	(4)	-
Realized losses on closed derivative positions	(1,958)	(2,111)	(8,391)	(5,555)
Total trading account loss	(1,962)	(1,884)	(8,395)	(5,555)
Losses on repurchased loans, including interest advances [1]	(10,955)	-	(10,955)	-
Total mortgage banking activities	$(9,526)	$10,492	$671	$18,645
[1]

The Corporation, from time to time, repurchases delinquent loans from its GNMA servicing portfolio, in compliance with Guarantor guidelines, and may incur in losses related to previously advanced interest on delinquent loans. During the quarter ended September 30, 2020 the Corporation repurchased $687.9 million of GNMA loans and recorded a loss of $10.5 million for previously advanced interest on delinquent loans. Effective for the quarter ended September 30, 2020, the Corporation has determined to present these losses as part of its Mortgage Banking Activities, which were previously presented within the indemnity reserves on loans sold component of non-interest income, which amounted to $0.7 million and $2.4 million for the quarter and nine months ended September 30, 2019, respectively.

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2020 and 2019 because they did not contain any credit recourse arrangements. During the quarter and nine months ended September 30, 2020, the Corporation recorded a net gain of $9.1 million and $17.6 million, respectively (September 30, 2019 - $4.9 million and $13.4 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2020 and 2019:

	Proceeds Obtained During the Quarter Ended September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$99,576	$-	$99,576
Mortgage-backed securities - FNMA	-	54,390	-	54,390
Total trading account debt securities	$-	$153,966	$-	$153,966
Mortgage servicing rights	$-	$-	$1,737	$1,737
Total	$-	$153,966	$1,737	$155,703

	Proceeds Obtained During the Nine Months Ended September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$213,608	$-	$213,608
Mortgage-backed securities - FNMA	-	93,904	-	93,904
Total trading account debt securities	$-	$307,512	$-	$307,512
Mortgage servicing rights	$-	$-	$4,324	$4,324
Total	$-	$307,512	$4,324	$311,836

	Proceeds Obtained During the Quarter Ended September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$88,139	$-	$88,139
Mortgage-backed securities - FNMA	-	32,519	-	32,519
Total trading account debt securities	$-	$120,658	$-	$120,658
Mortgage servicing rights	$-	$-	$2,216	$2,216
Total	$-	$120,658	$2,216	$122,874

	Proceeds Obtained During the Nine Months Ended September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$247,091	$-	$247,091
Mortgage-backed securities - FNMA	-	84,021	-	84,021
Total trading account debt securities	$-	$331,112	$-	$331,112
Mortgage servicing rights	$-	$-	$6,028	$6,028
Total	$-	$331,112	$6,028	$337,140

During the nine months ended September 30, 2020, the Corporation retained servicing rights on whole loan sales involving approximately $100 million in principal balance outstanding (September 30, 2019 - $45 million), with realized gains of approximately $2.7 million (September 30, 2019 - gains of $1.3 million). All loan sales completed during the nine months ended September 30, 2020 and 2019 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2020 and 2019.

Residential MSRs
(In thousands)	September 30, 2020	September 30, 2019
Fair value at beginning of period	$150,906	$169,777
Additions	6,006	6,728
Changes due to payments on loans[1]	(8,427)	(8,449)
Reduction due to loan repurchases	(9,679)	(1,411)
Changes in fair value due to changes in valuation model inputs or assumptions	(15,278)	(15,993)
Other disposals	24	-
Fair value at end of period	$123,552	$150,652
[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $13.1 billion at September 30, 2020 (December 31, 2019 -$14.8 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At September 30, 2020, those weighted average mortgage servicing fees were 0.31% (September 30, 2019 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

During the quarter ended June 30, 2020, PB commenced selling whole loans with servicing retained.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2020 and 2019 were as follows:
	Quarters ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	BPPR	PB	BPPR	PB	BPPR	PB	BPPR	PB
Prepayment speed	9.5%	21.8%	6.8%	-%	7.1%	22.1%	6.9%	-%
Weighted average life (in years)	7.3	3.6	9.6	-	8.9	3.5	9.6	-
Discount rate (annual rate)	10.9%	10.8%	10.8%	-%	10.8%	10.4%	10.9%	-%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2020	2019	2020	2019
Fair value of servicing rights	$47,684	$58,842	$75,868	$92,064
Weighted average life (in years)	6.3	6.7	5.9	6.3
Weighted average prepayment speed (annual rate)	6.4%	5.7%	7.1%	6.2%
Impact on fair value of 10% adverse change	$(1,268)	$(1,303)	$(2,397)	$(2,306)
Impact on fair value of 20% adverse change	$(2,494)	$(2,568)	$(4,683)	$(4,525)
Weighted average discount rate (annual rate)	11.4%	11.4%	11.1%	11.0%
Impact on fair value of 10% adverse change	$(1,946)	$(2,381)	$(3,022)	$(3,603)
Impact on fair value of 20% adverse change	$(3,764)	$(4,596)	$(5,845)	$(6,959)

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

At September 30, 2020, the Corporation serviced $0.9 billion (December 31, 2019 - $1.2 billion) in residential mortgage loans with credit recourse to the Corporation. The reduction was mainly related to a bulk loan repurchase from FNMA and FHLMC loan servicing portfolio discussed in Note 8 - Loans. Also refer to Note 20 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2020, the Corporation had recorded $161 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2019 - $103 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the nine months ended September 30, 2020, the Corporation repurchased approximately $753 million (September 30, 2019 - $88 million) of mortgage loans from its GNMA servicing portfolio. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under COVID-19 modification programs offered by FHA, VA or USDA or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2020 and 2019.

	For the quarter ended September 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,482	$97,458	$113,940
Write-downs in value	(160)	(843)	(1,003)
Additions	41	1,467	1,508
Sales	(1,385)	(12,416)	(13,801)
Other adjustments	(56)	4	(52)
Ending balance	$14,922	$85,670	$100,592

	For the quarter ended September 30, 2019
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$18,548	$100,303	$118,851
Write-downs in value	(348)	(745)	(1,093)
Additions	1,080	16,572	17,652
Sales	(2,069)	(15,182)	(17,251)
Other adjustments	-	(231)	(231)
Ending balance	$17,211	$100,717	$117,928

	For the nine months ended September 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(1,474)	(2,414)	(3,888)
Additions	2,161	17,716	19,877
Sales	(2,668)	(34,845)	(37,513)
Other adjustments	(56)	100	44
Ending balance	$14,922	$85,670	$100,592

	For the nine months ended September 30, 2019
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(1,327)	(3,896)	(5,223)
Additions	4,259	41,042	45,301
Sales	(7,515)	(50,742)	(58,257)
Other adjustments	-	(598)	(598)
Ending balance	$17,211	$100,717	$117,928

Note 13 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2020	December 31, 2019
Net deferred tax assets (net of valuation allowance)	$882,230	$886,353
Investments under the equity method	239,860	237,081
Prepaid taxes	40,077	47,226
Other prepaid expenses	84,717	82,425
Derivative assets	18,080	17,966
Trades receivable from brokers and counterparties	67,124	47,049
Principal, interest and escrow servicing advances	72,721	77,800
Guaranteed mortgage loan claims receivable	89,763	108,946
Operating ROU assets (Note 28)	149,855	149,849
Finance ROU assets (Note 28)	17,143	12,888
Others	155,136	152,032
Total other assets	$1,816,706	$1,819,615

The Corporation enters in the ordinary course of business into hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within the Other assets line item in the accompanying Consolidated Statements of Financial Condition. As of September 30, 2020, the total capitalized implementation costs amounted to $16.8 million with an accumulated amortization of $4.2 million for a net value of $12.6 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the quarter and nine months ended September 30, 2020 was $0.5 million and $1.5 million, respectively.

Note 14 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and nine months ended September 30, 2020 and 2019.

Other Intangible Assets

At September 30, 2020 and December 31, 2019, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2020
Core deposits	$12,810	$7,152	$5,658
Other customer relationships	26,656	15,236	11,420
Trademark	488	212	276
Total other intangible assets	$39,954	$22,600	$17,354
December 31, 2019
Core deposits	$37,224	$29,792	$7,432
Other customer relationships	42,909	28,075	14,834
Trademark	488	138	350
Total other intangible assets	$80,621	$58,005	$22,616

During the quarter ended June 30, 2020, $24.4 million in core deposits recognized as part of the Westernbank FDIC-assisted transaction during 2010 and $16.3 million in other customer relationships related to the purchase of the Doral Insurance Agency portfolio during 2015 became fully amortized and thus were removed from the Corporation’s intangible assets list.

During the quarter ended September 30, 2020, the Corporation recognized $ 1.1 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2019 - $ 2.4 million). During the nine months ended September 30, 2020, the Corporation recognized $ 5.3 million in amortization related to other intangible assets with definite useful lives (September 30, 2019 - $ 7.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2020	$1,052
Year 2021	3,575
Year 2022	2,700
Year 2023	2,659
Year 2024	2,361
Later years	5,007

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2020 using July 31, 2020 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

In determining the fair value of each reporting unit, the Corporation generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Management evaluates the particular circumstances of each reporting unit in order to determine the most appropriate valuation methodology and the weights applied to each valuation methodology, as applicable. The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances. Elements considered include current market and economic conditions, developments in specific lines of business, and any particular features in the individual reporting units.

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

For purposes of the market comparable companies’ approach, valuations were determined by calculating average price multiples of relevant value drivers from a group of companies that are comparable to the reporting unit being analyzed and applying those price multiples to the value drivers of the reporting unit. Management uses judgment in the determination of which value drivers are considered more appropriate for each reporting unit. Comparable companies’ price multiples represent minority-based multiples and thus, a control premium adjustment is added to the comparable companies’ market multiples applied to the reporting unit’s value drivers. For purposes of the market comparable transactions’ approach, valuations had been previously determined by the Corporation by calculating average price multiples of relevant value drivers from a group of transactions for which the target companies are comparable to the reporting unit being analyzed and applying those price multiples to the value drivers of the reporting unit. For the July 31, 2020 annual goodwill impairment test, and after considering the effects of COVID-19 in the M&A market and uncertainties regarding the comparability and reliability of those few transactions completed, management decided to give zero weight to the market comparable transactions approach.

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 10.72% to15.13 % for the 2020 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium, industry risk premium, and a specific geographic risk premium (as applicable). The resulting discount rates were analyzed in terms of reasonability given the current market conditions.

The results of the BPPR annual goodwill impairment test as of July 31, 2020 indicated that the average estimated fair value using the DCF and market comparable companies methodologies exceeded BPPR’s equity value by approximately $282 million or 9% compared to $1.2 billion or 37%, for the annual goodwill impairment test completed as of July 31, 2019. PB’s annual goodwill impairment test results as of such dates indicated that the average estimated fair value using the DCF and market comparable companies methodologies exceeded PB’s equity value by approximately $215 million or 13%, compared to $338 million or 21%, for the annual goodwill impairment test completed as of July 31, 2019. Accordingly, there was no impairment on goodwill recorded at July 31, 2020. The goodwill balance of BPPR and PB, as legal entities, represented approximately 91% of the Corporation’s total goodwill balance as of the July 31, 2020 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units in the July 31, 2020 annual assessment were reasonable.

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

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2020
	Balance at		Balance at
	September 30,	Accumulated	September 30,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

December 31, 2019
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2019	impairment	2019
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	September 30, 2020	December 31, 2019
Savings accounts	$13,227,332	$10,618,629
NOW, money market and other interest bearing demand deposits	21,403,290	16,305,007
Total savings, NOW, money market and other interest bearing demand deposits	34,630,622	26,923,636
Certificates of deposit:
Under $100,000	3,077,257	3,133,840
$100,000 and over	4,767,672	4,540,957
Total certificates of deposit	7,844,929	7,674,797
Total interest bearing deposits	$42,475,551	$34,598,433

A summary of certificates of deposit by maturity at September 30, 2020 follows:

(In thousands)
2020	$3,225,332
2021	1,964,211
2022	902,403
2023	641,180
2024	572,449
2025 and thereafter	539,354
Total certificates of deposit	$7,844,929

At September 30, 2020, the Corporation had brokered deposits amounting to $ 0.7 billion (December 31, 2019 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $3 million at September 30, 2020 (December 31, 2019 - $4 million).

Note 16 – Borrowings

Assets sold under agreements to repurchase amounted to $106 million at September 30, 2020 and $193 million December 31, 2019.

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2020	December 31, 2019
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$14,861	$88,646
After 30 to 90 days	14,636	78,061
After 90 days	72,457	24,538
Total U.S. Treasury securities	101,954	191,245
Mortgage-backed securities
Within 30 days	2,961	1,235
After 90 days	287	-
Total mortgage-backed securities	3,248	1,235
Collateralized mortgage obligations
Within 30 days	826	898
Total collateralized mortgage obligations	826	898
Total	$106,028	$193,378

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

At September 30, 2020, other short-term borrowings consisted of $100 million in FHLB advances. There were no other short-term borrowings outstanding at December 31, 2019.

The following table presents the composition of notes payable at September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019
Advances with the FHLB with maturities ranging from 2020 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 4.19%	$519,208	$421,399
Advances with the FRB maturing on 2022 paying interest annually at a fixed rate of 0.35%	1,009	-
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 3,743	296,257	295,307
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $375	384,922	384,902
Total notes payable	$1,201,396	$1,101,608
Note: Refer to the Corporation's 2019 Form 10-K for rates information at December 31, 2019.

A breakdown of borrowings by contractual maturities at September 30, 2020 is included in the table below.
	Assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
2020	$33,284	$100,000	$11,931	$145,215
2021	72,744	-	50,040	122,784
2022	-	-	104,156	104,156
2023	-	-	339,518	339,518
2024	-	-	91,943	91,943
Later years	-	-	603,808	603,808
Total borrowings	$106,028	$100,000	$1,201,396	$1,407,424

At September 30, 2020 and December 31, 2019, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.2 billion and $3.6 billion, respectively, of which $0.6 billion and $0.4 billion, respectively, were used. In addition, at September 30, 2020 and December 31, 2019, the Corporation had placed $0.9 billion of the available FHLB credit facility as collateral for a municipal letter of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at September 30, 2020, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.4 billion (2019 - $1.1 billion), which remained unused at September 30, 2020 and December 31, 2019. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2020	December 31, 2019
Accrued expenses	$245,596	$273,184
Accrued interest payable	32,719	44,026
Accounts payable	70,846	65,688
Dividends payable	33,692	29,027
Trades payable	1,484,410	4,084
Liability for GNMA loans sold with an option to repurchase	161,358	102,663
Reserves for loan indemnifications	29,882	38,074
Reserve for operational losses	41,890	35,665
Operating lease liabilities (Note 28)	164,958	165,139
Finance lease liabilities (Note 28)	23,969	19,810
Pension benefit obligation	41,453	52,616
Postretirement benefit obligation	167,983	168,681
Others	70,121	46,296
Total other liabilities	$2,568,877	$1,044,953

Note 18 – Stockholders’ equity

As of September 30, 2020, stockholder’s equity totaled $5.9 billion. During the nine months ended September 30, 2020, the Corporation declared cash dividends on its common stock of $102.9 million (2019 - $87.0 million). The quarterly dividend of $33.7 million declared to shareholders of record as of the close of business on August 18, 2020 was paid on October 1, 2020. Dividends per share declared for the quarter and nine months ended September 30, 2020 were $0.40 and $1.20, respectively (2019 - $0.30 and $0.90, respectively).

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

Note 19 – Other comprehensive income (loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the quarters and nine months ended September 30, 2020 and 2019.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component [1]
		Quarters ended		Nine months ended
		September 30,		September 30,
(In thousands)		2020	2019	2020	2019
Foreign currency translation	Beginning Balance	$(69,458)	$(52,378)	$(56,783)	$(49,936)
	Other comprehensive (loss) income	(2,035)	155	(14,710)	(2,287)
	Net change	(2,035)	155	(14,710)	(2,287)
	Ending balance	$(71,493)	$(52,223)	$(71,493)	$(52,223)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(196,114)	$(196,491)	$(202,816)	$(203,836)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,351	3,673	10,053	11,018
	Net change	3,351	3,673	10,053	11,018
	Ending balance	$(192,763)	$(192,818)	$(192,763)	$(192,818)
Unrealized net holding gains on debt securities	Beginning Balance	$489,105	$58,044	$92,155	$(173,811)
	Other comprehensive (loss) income	(5,243)	50,970	391,707	282,825
	Amounts reclassified from accumulated other comprehensive income (loss) for (gains) loss on securities	(35)	16	(35)	16
	Net change	(5,278)	50,986	391,672	282,841
	Ending balance	$483,827	$109,030	$483,827	$109,030
Unrealized net losses on cash flow hedges	Beginning Balance	$(4,184)	$(388)	$(2,494)	$(391)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	-	(50)
	Other comprehensive loss before reclassifications	(1,085)	(3,201)	(5,067)	(4,349)
	Amounts reclassified from accumulated other comprehensive loss	1,114	720	3,406	1,921
	Net change	29	(2,481)	(1,661)	(2,478)
	Ending balance	$(4,155)	$(2,869)	$(4,155)	$(2,869)
	Total	$215,416	$(138,880)	$215,416	$(138,880)
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) during the quarters and nine months ended September 30, 2020 and 2019.

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
		Quarters ended		Nine months ended
	Affected Line Item in the	September 30,		September 30,
(In thousands)	Consolidated Statements of Operations	2020	2019	2020	2019
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,362)	$(5,877)	$(16,086)	$(17,629)
	Total before tax	(5,362)	(5,877)	(16,086)	(17,629)
	Income tax benefit	2,011	2,204	6,033	6,611
	Total net of tax	$(3,351)	$(3,673)	$(10,053)	$(11,018)

Realized gain (loss) on sale of debt securities	Net gain (loss) on sale of debt securities	41	(20)	41	(20)
	Total before tax	41	(20)	41	(20)
	Income tax benefit	(6)	4	(6)	4
	Total net of tax	$35	$(16)	$35	$(16)
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,331)	$(1,337)	$(4,590)	$(3,258)
Interest rate swaps	Other operating income	(282)	116	(537)	116
	Total before tax	(1,613)	(1,221)	(5,127)	(3,142)
	Income tax benefit	499	501	1,721	1,221
	Total net of tax	$(1,114)	$(720)	$(3,406)	$(1,921)
	Total reclassification adjustments, net of tax	$(4,430)	$(4,409)	$(13,424)	$(12,955)

Note 20 – Guarantees

At September 30, 2020, the Corporation recorded a liability of $0.1 million (December 31, 2019 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2020, the Corporation serviced $0.9 billion (December 31, 2019 - $1.2 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2020, the Corporation repurchased approximately $131 million and $143 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2019 - $15 million and $38 million, respectively). These included $120 million as part of the bulk loan repurchase from FNMA and FHLMC, for which the Corporation recorded a release of $5.1 million in its reserve for credit recourse. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2020, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $27 million (December 31, 2019 - $35 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months ended September 30, 2020 and 2019.
	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2020		2019	2020		2019
Balance as of beginning of period	$31,305		$48,100	$34,862		$56,230
Impact of adopting CECL	-		-	(3,831)		-
Provision (reversal) for recourse liability	(4,058)	[1]	2,755	1,356	[1]	3,711
Net charge-offs	(362)		(5,394)	(5,502)		(14,480)
Balance as of end of period	$26,885		$45,461	$26,885		$45,461
[1] Includes a release of $5.1 million recorded in connection with the bulk loan repurchase of $120 million loans from FNMA and FHLMC completed during the quarter ended September 30, 2020.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the nine months ended September 30, 2020 and 2019. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2020 and 2019.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Balance as of beginning of period	$3,122	$3,825	$3,212	$10,837
Provision (reversal) for representation and warranties	(125)	(81)	(215)	(4,488)
Net charge-offs	-	-	-	(75)
Settlements paid	-	-	-	(2,530)
Balance as of end of period	$2,997	$3,744	$2,997	$3,744

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2020, the Corporation serviced $13.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2019 - $14.8 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2020, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $73 million (December 31, 2019 - $78 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at September 30, 2020 and December 31, 2019. In addition, at September 30, 2020 and December 31, 2019, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the Consolidated Financial Statements in the 2019 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit:
Credit card lines	$5,213,611	$4,889,694
Commercial and construction lines of credit	3,496,920	3,205,306
Other consumer unused credit commitments	265,875	262,516
Commercial letters of credit	3,390	2,629
Standby letters of credit	59,317	75,186
Commitments to originate or fund mortgage loans	109,391	96,653

At September 30, 2020 and December 31, 2019, the Corporation maintained a reserve of approximately $13 million and $9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At September 30, 2020, and December 31, 2019, the Corporation’s also maintained other non-credit commitments for approximately $2.1 million and $2.5 million, respectively, primarily for the acquisition of other investments.

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

At September 30, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $370 million and $432 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $335 million consists of loans and $35 million are securities ($391 million and $ 41 million at December 31, 2019). Substantially all of the amount outstanding at September 30, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2020, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2020 and July 1, 2019 the

Corporation received principal payments amounting to $58 million and $22 million, respectively, from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of September 30, 2020:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$10	$-	$10	$10
After 5 to 10 years	15	-	15	15
After 10 years	34	-	34	34
Total Central Government	59	-	59	59
Municipalities
Within 1 year	3,990	17,147	21,137	21,137
After 1 to 5 years	16,030	133,445	149,475	149,475
After 5 to 10 years	14,845	113,885	128,730	128,730
After 10 years	450	70,478	70,928	70,928
Total Municipalities	35,315	334,955	370,270	370,270
Total Direct Government Exposure	$35,374	$334,955	$370,329	$370,329

In addition, at September 30, 2020, the Corporation had $321 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $264 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at September 30, 2020, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, the Governor has not exercised this power as of the date hereof. In addition, at September 30, 2020, the Corporation had $11 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $253 million comprised of various retail and commercial clients, including a loan of approximately $19 million with the government of the BVI.

Legal Proceedings

The nature of Popular’s business ordinarily generates claims, litigation, investigations, and legal and administrative cases and proceedings (collectively, “Legal Proceedings”). When the Corporation determines that it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interest of the Corporation and its shareholders to do so. On at least a quarterly basis, Popular assesses its liabilities and contingencies relating to outstanding Legal Proceedings utilizing the most current information available. For matters where it is probable that the Corporation will incur a material loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis to reflect any relevant developments, as appropriate. For matters where a material loss is not probable, or the amount of the loss cannot be reasonably estimated, no accrual is established.

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $30.9 million as of September 30, 2020. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A motion for dismissal on the merits filed by the Defendant Insurance Companies was denied with a right to replead following limited targeted discovery. Each of the Puerto Rico Court of Appeals and the Puerto Rico Supreme Court denied the Popular Defendants’ request to review the lower court’s denial of the motion to dismiss. In December 2017, plaintiffs amended the complaint, and, in January 2018, defendants filed an answer thereto. Separately, in October

2017, the Court entered an order whereby it broadly certified the class, after which the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which the Court declined to entertain. In November 2018 and in January 2019, plaintiffs filed voluntary dismissal petitions against MAPFRE-PRAICO Insurance Company and Antilles Insurance Company, respectively, leaving the Popular Defendants as the sole remaining defendants in the action.

In April 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. The Court approved on September 24, 2020 the notice to the class, which is expected to be published in the next few weeks, and set the deadline for the filing of dispositive motions for May 2021, the Pre-Trial hearing for August 2021 and several dates for trial between the end of August and the beginning of October 2021. Expert discovery remains ongoing.

BPPR was separately named a defendant in a putative class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al, filed before the Puerto Rico Court of First Instance, San Juan Part. The complaint sought damages and a preliminary and permanent injunctive relief on behalf of the purported class against the same Popular Defendants, as well as other financial institutions with insurance brokerage subsidiaries in Puerto Rico. Plaintiffs contended that in November 2015 Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain reimbursement on their insurance deductible for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their duties as insurance brokers. Plaintiffs sought a determination that defendants unlawfully failed to comply with their duty to disclose the existence of this new insurance product, as well as double or treble damages (the latter subject to a determination that defendants engaged in monopolistic practices in failing to offer this product). In July 2017, after co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief, the Court dismissed the complaint with prejudice. In August 2017, plaintiffs appealed this judgment, and in March 2018 the Court of Appeals reversed the Court of First Instance’s dismissal. The Puerto Rico Supreme Court denied review. In August 2019, the Popular Defendants and plaintiffs filed a Joint Motion where they informed the Court that plaintiffs were simultaneously filing voluntary dismissals with prejudice against all other parties. On April 24, 2020, the Court preliminarily approved the terms of a proposed class settlement submitted by the parties. Notices to the proposed class for settlement purposes were published on April 28 and May 5, 2020. A hearing was held on June 23, 2020, where the Court granted its final approval of the stipulation for settlement and, on July 10, 2020, the Court issued its final judgment. Such judgment became final and unappealable on August 12, 2020 and, on September 12, 2020, BPPR complied with the disbursements contemplated in the settlement agreement.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks) be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, on August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. On July 21, 2020, the U.S. Court of Appeals for the First Circuit affirmed the District Court ‘s decision dismissing the complaint. On September 4, 2020, the Appellants filed a petition for rehearing and for rehearing en banc, which are pending resolution.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers.

As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. In April 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration in April 2019, which Popular timely opposed. In September 2019, the Court issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. In October 2019, plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which was denied in December 2019. On January 13, 2020, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. Plaintiffs filed their appeal brief on July 8, 2020 and Appellees filed their brief on September 21, 2020. The appeal is now fully briefed and pending resolution.

Insufficient Funds and Overdraft Fees Class Actions

On February 7, 2020, BPPR was served with a putative class action complaint captioned Soto-Melendez v. Banco Popular de Puerto Rico, filed before the United States District Court for the District of Puerto Rico. The complaint alleges breach of contract due to BPPR’s purported practice of (a) assessing more than one insufficient funds fee (“NSF Fees”) on the same “item” or transaction and (b) charging both NSF Fees and overdraft fees (“OD Fees”) on the same item or transaction, and is filed on behalf of all persons who during the applicable statute of limitations period were charged NSF Fees and/or OD Fees pursuant to this purported practices. On April 10, 2020, BPPR filed a Motion to Dismiss in the case, which is now fully briefed and pending resolution.

Popular has been named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. filed on March 25, 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff describes Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative Transactions” (“APPSN”) and states that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. On August 14, 2020, Popular filed a Motion to Dismiss on several grounds, including failure to state a claim against Popular, Inc. and improper venue. On October 2, 2020, Plaintiffs filed a Notice of Voluntary Dismissal before the U.S. District Court for the Southern District of New York and, on that same date, filed an identical complaint in the U.S. District Court for the District of the Virgin Islands against Popular, Inc., Popular Bank and BPPR. On October 27, 2020, a Motion to Dismiss was filed on behalf of Popular, Inc. and Popular Bank, arguing failure to state a claim and lack of minimum contacts of such parties with the U.S.V.I. district court jurisdiction. BPPR has not been served in connection with this new complaint.

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

On February 11, 2020, the Debtors initiated an adversary proceeding seeking in excess of $80 million in damages, alleging that in 2016 the Lenders illegally foreclosed on their accounts receivable and as a result illegally interfered with contracts entered with third parties, forcing the Debtors into bankruptcy. Debtors further seek a judgment declaring that Lenders do not possess security interests over certain personal property of the Debtors because either such security interests were not adequately perfected according to Puerto Rico law, or the security interests were lost upon the lapsing date of the financing statements that the Lenders had originally perfected in connection with such interests. On February 25, 2020, Debtors amended their adversary complaint to include references to the Lenders’ Syndicate and Banco Popular’s proof of claims, formally object to such proof of claims, as well as to demand that the District Court, not the Bankruptcy Court, entertains the complaint, requesting trial by jury on all counts. Lenders filed a Motion to Dismiss on June 26, 2020. On September 18, 2020, the Court granted the parties an extension of all pending deadlines for 30 days in furtherance of settlement negotiations, which was extended for an additional 30-day period at the request of the parties, which now have until November 18, 2020 to inform the Court the result of such negotiations.

POPULAR BANK

Employment-Related Litigation

In July 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, in July 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiffs in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. On October 21, 2019, PB and the other defendants filed several Motions to Dismiss. Plaintiffs opposed the motions in December 2019 and PB and the other defendants replied on January 22, 2020. On July 15, 2020, a hearing to discuss the motions to dismiss filed by PB in both actions was held, at which the Court dismissed one of the causes of action included by plaintiffs in the AB Action and ordered the parties to submit a copy of the court reporter’s transcript. The parties submitted a copy of the court reporter’s transcript on August 25, 2020 and the motions to dismiss are pending resolution.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of September 30, 2020, is named as a respondent (among other broker-dealers) in 139 pending arbitration proceedings with aggregate claimed amounts of approximately $147 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at September 30, 2020 and December 31, 2019, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019
Assets
Servicing assets:
Mortgage servicing rights	$93,230	$115,718
Total servicing assets	$93,230	$115,718
Other assets:
Servicing advances	$10,506	$29,212
Total other assets	$10,506	$29,212
Total assets	$103,736	$144,930
Maximum exposure to loss	$103,736	$144,930

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.8 billion at September 30, 2020 (December 31, 2019 - $9.9 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2020 and December 31, 2019, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2020.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2020, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.21%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $1.7 million in dividend distributions during the nine months ended September 30, 2020, from its investments in EVERTEC’s holding company (September 30, 2019 - $1.7 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
(In thousands)	September 30, 2020	December 31, 2019
Equity investment in EVERTEC	$81,916	$73,534

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2020 and December 31, 2019. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2020	December 31, 2019
Accounts receivable (Other assets)	$5,040	$7,779
Deposits	(137,680)	(63,850)
Accounts payable (Other liabilities)	(81)	(1,290)
Net total	$(132,721)	$(57,361)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2020 and 2019.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2020	September 30, 2020
Share of income from the investment in EVERTEC	$5,586	$11,696
Share of other changes in EVERTEC's stockholders' equity	1,135	1,804
Share of EVERTEC's changes in equity recognized in income	$6,721	$13,500

	Quarter ended	Nine months ended
(In thousands)	September 30, 2019	September 30, 2019
Share of income from the investment in EVERTEC	$4,010	$12,709
Share of other changes in EVERTEC's stockholders' equity	621	703
Share of EVERTEC's changes in equity recognized in income	$4,631	$13,412

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2020 and 2019. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2020	September 30, 2020	Category
Interest expense on deposits	$(71)	$(228)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,153	16,172	Other service fees
Rental income charged to EVERTEC	1,758	5,293	Net occupancy
Processing fees on services provided by EVERTEC	(57,372)	(164,373)	Professional fees
Other services provided to EVERTEC	253	794	Other operating expenses
Total	$(49,279)	$(142,342)

	Quarter ended	Nine months ended
(In thousands)	September 30, 2019	September 30, 2019	Category
Interest expense on deposits	$(27)	$(59)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,221	22,897	Other service fees
Rental income charged to EVERTEC	1,744	5,337	Net occupancy
Processing fees on services provided by EVERTEC	(55,901)	(164,255)	Professional fees
Other services provided to EVERTEC	247	873	Other operating expenses
Total	$(47,716)	$(135,207)

Centro Financiero BHD León

At September 30, 2020, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the nine months ended September 30, 2020, the Corporation recorded $21.4 million in earnings from its investment in BHD León (September 30, 2019 - $20.1 million), which had a carrying amount of $147.2 million at September 30, 2020 (December 31, 2019 - $151.6 million). The Corporation received $13.2 million in dividend distributions during the nine months ended September 30, 2020 from its investment in BHD León (September 30, 2019 - 12.6 million).

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

For the nine months ended September 30, 2020 administrative fees charged to these investment companies amounted to $4.8 million (September 30, 2019 - $4.8 million) and waived fees amounted to $2.1 million (September 30, 2019 - $1.6 million), for a net fee of $2.7 million (September 30, 2019 - $3.2 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of September 30, 2020, the available lines of credit facilities amounted to $275 million (December 31, 2019 - $330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At September 30, 2020 there was no outstanding balance for these credit facilities.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

At September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,999,320	$7,648,271	$-	$11,647,591
Obligations of U.S. Government sponsored entities	-	60,371	-	60,371
Collateralized mortgage obligations - federal agencies	-	450,306	-	450,306
Mortgage-backed securities	-	9,018,190	1,124	9,019,314
Other	-	257	-	257
Total debt securities available-for-sale	$3,999,320	$17,177,395	$1,124	$21,177,839
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$4,106	$-	$-	$4,106
Obligations of Puerto Rico, States and political subdivisions	-	105	-	105
Collateralized mortgage obligations	-	74	410	484
Mortgage-backed securities	-	24,944	-	24,944
Other	-	3,001	413	3,414
Total trading account debt securities, excluding derivatives	$4,106	$28,124	$823	$33,053
Equity securities	$-	$26,718	$-	$26,718
Mortgage servicing rights	-	-	123,552	123,552
Derivatives	-	18,080	-	18,080
Total assets measured at fair value on a recurring basis	$4,003,426	$17,250,317	$125,499	$21,379,242
Liabilities
Derivatives	$-	$(15,346)	$-	$(15,346)
Total liabilities measured at fair value on a recurring basis	$-	$(15,346)	$-	$(15,346)

At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,841,715	$8,214,540	$-	$12,056,255
Obligations of U.S. Government sponsored entities	-	122,404	-	122,404
Obligations of Puerto Rico, States and political subdivisions	-	6,975	-	6,975
Collateralized mortgage obligations - federal agencies	-	586,175	-	586,175
Mortgage-backed securities	-	4,875,132	1,182	4,876,314
Other	-	350	-	350
Total debt securities available-for-sale	$3,841,715	$13,805,576	$1,182	$17,648,473
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$7,081	$2	$-	$7,083
Obligations of Puerto Rico, States and political subdivisions	-	633	-	633
Collateralized mortgage obligations	-	76	530	606
Mortgage-backed securities	-	28,556	-	28,556
Other	-	3,003	440	3,443
Total trading account debt securities, excluding derivatives	$7,081	$32,270	$970	$40,321
Equity securities	$-	$21,327	$-	$21,327
Mortgage servicing rights	-	-	150,906	150,906
Derivatives	-	17,966	-	17,966
Total assets measured at fair value on a recurring basis	$3,848,796	$13,877,139	$153,058	$17,878,993
Liabilities
Derivatives	$-	$(16,619)	$-	$(16,619)
Total liabilities measured at fair value on a recurring basis	$-	$(16,619)	$-	$(16,619)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and nine months ended September 30, 2020 and 2019 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Nine months ended September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$96,740	$96,740	$(20,495)
Loans held-for-sale[2]	-	-	4,070	4,070	(2,038)
Other real estate owned[3]	-	-	19,475	19,475	(3,025)
Other foreclosed assets[3]	-	-	444	444	(701)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$120,729	$120,729	$(26,259)
[1]

Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.

[2]	Relates to a quarterly valuation on loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Nine months ended September 30, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$65,922	$65,922	$(10,761)
Other real estate owned[2]	-	-	17,942	17,942	(3,486)
Other foreclosed assets[2]	-	-	1,221	1,221	(153)
Long-lived assets held-for-sale[3]	-	-	2,500	2,500	(2,591)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$87,585	$87,585	$(16,991)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2020 and 2019.

Quarter ended September 30, 2020
	MBS	CMOs	Other
	classified	classified	securities
	as debt	as trading	classified
	securities	account	as trading	Mortgage
	available-	debt	account debt	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at June 30, 2020	$1,151	$442	$423	$141,144	$143,160
Gains (losses) included in earnings	-	-	(10)	(20,491)	(20,501)
Gains (losses) included in OCI	(2)	-	-	-	(2)
Additions	-	2	-	2,899	2,901
Settlements	(25)	(34)	-	-	(59)
Balance at September 30, 2020	$1,124	$410	$413	$123,552	$125,499
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2020	$-	$-	$-	$(7,892)	$(7,892)

Nine months ended September 30, 2020
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2020	$1,182	$530	$440	$150,906	$153,058
Gains (losses) included in earnings	-	-	(27)	(33,360)	(33,387)
Gains (losses) included in OCI	(8)	-	-	-	(8)
Additions	-	4	-	6,006	6,010
Settlements	(50)	(124)	-	-	(174)
Balance at September 30, 2020	$1,124	$410	$413	$123,552	$125,499
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2020	$-	$-	$13	$(15,278)	$(15,265)

Quarter ended September 30, 2019
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at June 30, 2019	$1,235	$618	$26	$468	$153,021	$155,368
Gains (losses) included in earnings	-	(1)	-	(12)	(4,842)	(4,855)
Gains (losses) included in OCI	(1)	-	-	-	-	(1)
Additions	-	1	-	-	2,473	2,474
Settlements	(25)	(61)	-	-	-	(86)
Balance at September 30, 2019	$1,209	$557	$26	$456	$150,652	$152,900
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2019	$-	$1	$-	$5	$(1,575)	$(1,569)

Nine months ended September 30, 2019
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at January 1, 2019	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	-	(1)	(29)	(25,853)	(25,883)
Gains (losses) included in OCI	1	-	-	-	-	1
Additions	-	65	25	-	6,728	6,818
Settlements	(25)	(119)	(41)	-	-	(185)
Balance at September 30, 2019	$1,209	$557	$26	$456	$150,652	$152,900
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2019	$-	$-	$1	$13	$(15,993)	$(15,979)

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2020 and 2019 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2020		Nine months ended September 30, 2020
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(20,491)	$(7,892)	$(33,360)	$(15,278)
Trading account profit (loss)	(10)	-	(27)	13
Total	$(20,501)	$(7,892)	$(33,387)	$(15,265)

	Quarter ended September 30, 2019		Nine months ended September 30, 2019
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(4,842)	$(1,575)	$(25,853)	$(15,993)
Trading account profit (loss)	(13)	6	(30)	14
Total	$(4,855)	$(1,569)	$(25,883)	$(15,979)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at September 30, 2020 and 2019.

	Fair value
	at September 30,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$410		Discounted cash flow model	Weighted average life	1.3 years (0.6 - 1.5 years)
				Yield	3.7% (3.6% - 4.1%)
				Prepayment speed	17.7% (13.8% - 18.4%)
Other - trading	$413		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$123,552		Discounted cash flow model	Prepayment speed	6.9%(0.2% - 22.1%)
				Weighted average life	6.1 years (0.1 - 12.3 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$96,740	[2]	External appraisal	Haircut applied on
				external appraisals	23.2% (21.0% - 40.0%)
Other real estate owned	$13,826	[3]	External appraisal	Haircut applied on
				external appraisals	21.5% (5.0% - 30.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value
	at September 30,
(In thousands)	2019		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$557		Discounted cash flow model	Weighted average life	1.7 years (1.4 - 1.8 years)
				Yield	4.0% (3.9% - 4.4%)
				Prepayment speed	18.5% (15.2% - 20.7%)
Other - trading	$456		Discounted cash flow model	Weighted average life	5.2 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$150,652		Discounted cash flow model	Prepayment speed	6.8% (0.2% - 19.9%)
				Weighted average life	6.2 years (0.1 - 13.9 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$62,442	[2]	External appraisal	Haircut applied on
				external appraisals	10.3% (10.0% - 21.0%)
Other real estate owned	$15,003	[3]	External appraisal	Haircut applied on
				external appraisals	23.5% (10.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2020 and December 31, 2019, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	September 30, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$565,202	$565,202	$-	$-	$565,202
Money market investments	11,859,924	11,853,978	5,946	-	11,859,924
Trading account debt securities, excluding derivatives[1]	33,053	4,106	28,124	823	33,053
Debt securities available-for-sale[1]	21,177,839	3,999,320	17,177,395	1,124	21,177,839
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$68,646	$-	$-	$82,995	$82,995
Collateralized mortgage obligation-federal agency	35	-	-	37	37
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$80,742	$-	$12,061	$83,032	$95,093
Equity securities:
FHLB stock	$53,252	$-	$53,252	$-	$53,252
FRB stock	92,721	-	92,721	-	92,721
Other investments	28,020	-	26,718	1,679	28,397
Total equity securities	$173,993	$-	$172,691	$1,679	$174,370
Loans held-for-sale	$102,760	$-	$-	$104,915	$104,915
Loans held-in-portfolio	28,466,660	-	-	27,023,763	27,023,763
Mortgage servicing rights	123,552	-	-	123,552	123,552
Derivatives	18,080	-	18,080	-	18,080
	September 30, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$48,177,054	$-	$48,177,054	$-	$48,177,054
Time deposits	7,844,929	-	7,845,290	-	7,845,290
Total deposits	$56,021,983	$-	$56,022,344	$-	$56,022,344
Assets sold under agreements to repurchase	$106,028	$-	$105,699	$-	$105,699
Other short-term borrowings[2]	$100,000	$-	$100,000	$-	$100,000
Notes payable:
FHLB advances	$519,208	$-	$540,547	$-	$540,547
Unsecured senior debt securities	296,257	-	301,082	-	301,082
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,922	-	407,262	-	407,262
FRB advances	1,009	-	1,009	-	1,009
Total notes payable	$1,201,396	$-	$1,249,900	$-	$1,249,900
Derivatives	$15,346	$-	$15,346	$-	$15,346
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$388,311	$388,311	$-	$-	$388,311
Money market investments	3,262,286	3,256,274	6,012	-	3,262,286
Trading account debt securities, excluding derivatives[1]	40,321	7,081	32,270	970	40,321
Debt securities available-for-sale[1]	17,648,473	3,841,715	13,805,576	1,182	17,648,473
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$85,556	$-	$-	$93,002	$93,002
Collateralized mortgage obligation-federal agency	45	-	-	47	47
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$97,662	$-	$12,061	$93,049	$105,110
Equity securities:
FHLB stock	$43,787	$-	$43,787	$-	$43,787
FRB stock	93,470	-	93,470	-	93,470
Other investments	22,630	-	21,328	7,367	28,695
Total equity securities	$159,887	$-	$158,585	$7,367	$165,952
Loans held-for-sale	$59,203	$-	$-	$60,030	$60,030
Loans held-in-portfolio	26,929,165	-	-	25,051,400	25,051,400
Mortgage servicing rights	150,906	-	-	150,906	150,906
Derivatives	17,966	-	17,966	-	17,966
	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$36,083,809	$-	$36,083,809	$-	$36,083,809
Time deposits	7,674,797	-	7,598,732	-	7,598,732
Total deposits	$43,758,606	$-	$43,682,541	$-	$43,682,541
Assets sold under agreements to repurchase	$193,378	$-	$193,271	$-	$193,271
Notes payable:
FHLB advances	$421,399	$-	$429,718	$-	$429,718
Unsecured senior debt	295,307	-	323,415	-	323,415
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,902	-	395,216	-	395,216
Total notes payable	$1,101,608	$-	$1,148,349	$-	$1,148,349
Derivatives	$16,619	$-	$16,619	$-	$16,619
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

The notional amount of commitments to extend credit at September 30, 2020 and December 31, 2019 is $ 9.0 billion and $ 8.4 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at September 30, 2020 and December 31, 2019 is $ 63 million and $ 78 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2020	2019	2020	2019
Net income	$168,416	$165,319	$330,346	$504,350
Preferred stock dividends	(352)	(930)	(1,405)	(2,792)
Net income applicable to common stock	$168,064	$164,389	$328,941	$501,558
Average common shares outstanding	83,809,272	96,357,117	86,567,680	97,073,177
Average potential dilutive common shares	26,879	121,210	78,011	139,219
Average common shares outstanding - assuming dilution	83,836,151	96,478,327	86,645,691	97,212,396
Basic EPS	$2.01	$1.71	$3.80	$5.17
Diluted EPS	$2.00	$1.70	$3.80	$5.16

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

For the quarter and nine months ended September 30, 2020, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2019. For a discussion of the calculation under the treasury stock method, refer to Note 33 of the Consolidated Financial Statements included in the 2019 Form 10-K.

Note 27 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and nine months ended September 30, 2020 and 2019.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2020		2020
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$34,078	$2,771	$100,513	$8,158
Other service fees:
Debit card fees	10,865	258	27,717	725
Insurance fees, excluding reinsurance	9,269	642	25,140	1,910
Credit card fees, excluding late fees and membership fees	23,631	194	60,777	597
Sale and administration of investment products	5,094	-	16,267	-
Trust fees	4,975	-	16,092	-
Total revenue from contracts with customers [1]	$87,912	$3,865	$246,506	$11,390
[1]	The amounts include intersegment transactions of $ 0.2 million and $ 2.6 million, respectively, for the quarter and nine months ended September 30, 2020.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2019		2019
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$37,245	$3,724	$108,344	$10,933
Other service fees:
Debit card fees	11,459	260	34,110	813
Insurance fees, excluding reinsurance	8,921	1,152	29,786	2,753
Credit card fees, excluding late fees and membership fees	21,901	217	61,579	656
Sale and administration of investment products	5,714	-	16,705	-
Trust fees	5,277	-	15,844	-
Total revenue from contracts with customers [1]	$90,517	$5,353	$266,368	$15,155
[1]	The amounts include intersegment transactions of $ 0.2 million and $ 2.3 million, respectively, for the quarter and nine months ended September 30, 2019.

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

Note 28 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 33.3years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
September 30, 2020
(In thousands)	Remaining 2020	2021	2022	2023	2024	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$7,334	$31,544	$27,430	$25,095	$23,986	$74,358	$189,747	$(24,789)	$164,958
Finance Leases	872	3,535	3,629	3,725	3,830	13,163	28,754	(4,785)	23,969

December 31, 2019
(In thousands)	2020	2021	2022	2023	2024	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$29,872	$27,445	$23,540	$21,257	$20,176	$70,842	$193,132	$(27,993)	$165,139
Finance Leases	3,068	3,159	3,252	3,349	3,448	8,220	24,496	(4,686)	19,810

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of ROU assets	$525	$422	$1,512	$1,265
Interest on lease liabilities	299	296	900	901
Operating lease cost	8,361	7,233	24,189	23,156
Short-term lease cost	38	97	172	172
Variable lease cost	12	3	37	5
Sublease income	(23)	(29)	(83)	(84)
Net gain recognized from sale and leaseback transaction[1]	-	-	(5,550)	-
Total lease cost[2]	$9,212	$8,022	$21,177	$25,415
[1]

During the quarter ended June 30, 2020, the Corporation recognized the transfer of the Caparra Center as a sale. Since the sale and partial leaseback was considered to be at fair value, no portion of the gain on sale was deferred.

[2]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from the sale and leaseback transaction which was included as part of other operating income.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Nine months ended
(Dollars in thousands)	September 30, 2020		September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,115		$22,527
Operating cash flows from finance leases	900		906
Financing cash flows from finance leases	1,608		1,269
ROU assets obtained in exchange for new lease obligations:
Operating leases[1]	$13,085		$7,882
Finance leases	4,510		-
Weighted-average remaining lease term:
Operating leases	8.1	years	8.6	years
Finance leases	9.2	years	7.5	years
Weighted-average discount rate:
Operating leases	3.2%		3.6%
Finance leases	5.0%		6.0%
[1]

During the quarter ended June 30, 2020, the Corporation recognized a lease liability of $11.1 million and a corresponding ROU asset for the same amount as a result of the partial leaseback of the Caparra Center.

As of September 30, 2020, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $4.5 million, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2020	2019	2020	2019
Personnel Cost:
Service cost	$-	$-	$178	$190
Other operating expenses:
Interest cost	5,847	7,109	1,228	1,489
Expected return on plan assets	(9,526)	(8,096)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	5,220	5,877	142	-
Total net periodic pension cost	$1,541	$4,890	$1,548	$1,679

	Pension Plans		OPEB Plan
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Personnel Cost:
Service cost	$-	$-	$535	$570
Other operating expenses:
Interest cost	17,541	21,329	3,684	4,466
Expected return on plan assets	(28,577)	(24,288)	-	-
Amortization prior service cost/(credit)	-	-	-	-
Amortization of net loss	15,660	17,629	426	-
Total net periodic pension cost	$4,624	$14,670	$4,645	$5,036

The Corporation paid the following contributions to the plans for the nine months ended September 30, 2020 and expects to pay the following contributions for the year ending December 31, 2020.

	For the nine months ended	For the year ending
(In thousands)	September 30, 2020	December 31, 2020
Pension Plans	$171	$229
OPEB Plan	$4,600	$6,516

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.
(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	382,186	$36.41
Granted	218,169	55.55
Performance Shares Quantity Adjustment	15,061	55.72
Vested	(270,051)	44.73
Non-vested at December 31, 2019	345,365	$41.68
Granted	278,326	43.21
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(245,002)	43.10
Forfeited	(3,555)	43.72
Non-vested at September 30, 2020	375,127	$41.52

During the quarter ended September 30, 2020, 266 shares of restricted stock (September 30, 2019 – 619) were awarded to management under the Incentive Plan. During the quarters ended September 30, 2020 and 2019, no performance shares were awarded to management under the Incentive Plan. For the nine months ended September 30, 2020, 213,511 shares of restricted stock (September 30, 2019 – 152,773) and 64,815 performance shares (September 30, 2019 - 65,396) were awarded to management under the Incentive Plan.

During the quarter ended September 30, 2020, the Corporation recognized $1.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (September 30, 2019 - $1.0 million, with a tax benefit of $0.2 million). For the nine months ended September 30, 2020, the Corporation recognized $6.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.1 million (September 30, 2019 - $6.8 million, with a tax benefit of $1.1 million). For the nine months ended September 30, 2020, the fair market value of the restricted stock and performance shares vested was $9.5 million at grant date and $10.9 million at vesting date. This differential triggers a windfall of $0.5 million that was recorded as a reduction on income tax expense. During the quarter ended September 30, 2020 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $24 thousand (September 30, 2019 - $0.4 million, with a tax benefit of $23 thousand). For the nine months ended September 30, 2020, the Corporation recognized $3.1 million of performance shares expense, with a tax benefit of $0.3 million (September 30, 2019 - $4.3 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2020 was $10.9 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock shares	Weighted-Average Grant Date Fair Value per Share	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2018	-	$-	-	$-
Granted	1,052	49.25	27,449	57.64
Vested	(1,052)	49.25	(27,449)	57.64
Forfeited	-	-	-	-
Non-vested at December 31, 2019	-	$-	-	$-
Granted	-	-	43,084	35.46
Vested	-	-	(43,084)	35.46
Forfeited	-	-	-	-
Non-vested at September 30, 2020	-	$-	-	$-

The equity awards granted to members of the Board of Directors of Popular, Inc. (the Directors) will vest and become non-forfeitable on the grant date of such award. Effective on May 2019 all equity awards granted to the Directors may be paid in either restricted stocks or RSU, at the Directors’ election. If RSU are elected the Directors may defer the delivery of the shares of common stocks underlying the RSU award after their retirement. To the extent that cash dividends are paid on the Corporation’s outstanding common stocks, the Directors will receive an additional number of RSU that reflect reinvested dividend equivalent.

For 2020 and 2019, all Directors elected RSU. Accordingly, no shares of restricted stock were granted to the Directors and no expense was recorded related to restricted stock shares during the quarters ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, the Corporation did not grant shares of restricted stock to the Directors (September 30, 2019 – 1,052) and did not recognize expense related to the restricted stock shares, (September 30, 2019 - $52 thousand, with a tax benefit of $6 thousand).

During the quarter ended September 30, 2020, 783 RSUs were granted to the Directors (September 30, 2019 - 1,989). During this period, the Corporation recognized expense related to these RSUs of $28 thousand with a tax benefit of $5 thousand (September 30, 2019 - $0.1 million). For the nine months ended September 30, 2020, the Corporation granted 43,084 RSU to the Directors (September 30, 2019 - 27,449). During this period, the Corporation recognized $1.5 million of expense related to these RSU, with a tax benefit of $0.3 million, (September 30, 2019 - $1.5 million, with a tax benefit of $0.2 million). The fair value at vesting date of the RSU vested during the nine months ended September 30, 2020 for directors was $1.5 million.

Note 31 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2020		September 30, 2019
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$78,594	38%	$77,508	38%
Net benefit of tax exempt interest income	(31,177)	(15)	(38,103)	(18)
Deferred tax asset valuation allowance	2,185	1	3,170	1
Difference in tax rates due to multiple jurisdictions	(2,584)	(1)	(4,233)	(2)
Effect of income subject to preferential tax rate	(3,095)	(2)	(2,243)	(1)
Unrecognized tax benefits	(2,163)	(1)	-	-
Adjustment due to estimate on the annual effective rate	(4,030)	(2)	2,711	1
State and local taxes	3,748	2	2,180	1
Others	(310)	-	380	-
Income tax expense	$41,168	20%	$41,370	20%

	Nine months ended
	September 30, 2020		September 30, 2019
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$149,715	38%	$238,602	38%
Net benefit of tax exempt interest income	(93,497)	(24)	(95,986)	(15)
Deferred tax asset valuation allowance	10,333	3	9,915	2
Difference in tax rates due to multiple jurisdictions	2,081	1	(9,851)	(2)
Effect of income subject to preferential tax rate	(7,722)	(2)	(7,458)	(1)
Adjustment due to estimate on the annual effective rate	2,821	1	-	-
Unrecognized tax benefits	(2,163)	(1)	-	-
State and local taxes	5,807	1	5,535	1
Others	1,518	-	(8,834)	(2)
Income tax expense	$68,893	17%	$131,923	21%

For the nine months period ended September 30, 2020, the Corporation recorded an income tax expense of $68.9 million, compared to $131.9 million for the nine months period ended September 30, 2019. The reduction in income tax expense reflects the impact of lower pre-tax income, resulting primarily from a higher provision for credit losses and the impact of the COVID-19 pandemic.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	September 30, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$5,269	$8,272
Net operating loss and other carryforward available	121,842	701,733	823,575
Postretirement and pension benefits	78,175	-	78,175
Deferred loan origination fees	15,410	(2,453)	12,957
Allowance for credit losses	405,681	42,452	448,133
Accelerated depreciation	3,439	4,989	8,428
FDIC-assisted transaction	82,994	-	82,994
Intercompany deferred gains	1,453	-	1,453
Lease liability	23,350	21,287	44,637
Difference in outside basis from pass-through entities	59,348	-	59,348
Other temporary differences	37,883	7,901	45,784
Total gross deferred tax assets	832,578	781,178	1,613,756
Deferred tax liabilities:
Indefinite-lived intangibles	39,908	37,662	77,570
Unrealized net gain (loss) on trading and available-for-sale securities	74,101	8,793	82,894
Right of use assets	21,266	19,412	40,678
Other temporary differences	13,473	1,182	14,655
Total gross deferred tax liabilities	148,748	67,049	215,797
Valuation allowance	110,435	406,590	517,025
Net deferred tax asset	$573,395	$307,539	$880,934

	December 31, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$2,368	$5,269	$7,637
Net operating loss and other carryforward available	112,803	716,796	829,599
Postretirement and pension benefits	82,623	-	82,623
Deferred loan origination fees	2,519	(2,759)	(240)
Allowance for loan losses	405,475	10,981	416,456
Accelerated depreciation	3,439	4,914	8,353
FDIC-assisted transaction	82,684	-	82,684
Intercompany deferred gains	1,604	-	1,604
Lease liability	22,694	23,387	46,081
Difference in outside basis from pass-through entities	21,670	-	21,670
Other temporary differences	26,554	7,460	34,014
Total gross deferred tax assets	764,433	766,048	1,530,481
Deferred tax liabilities:
Indefinite-lived intangibles	37,411	36,058	73,469
Unrealized net gain (loss) on trading and available-for-sale securities	15,635	432	16,067
Right of use assets	20,598	21,430	42,028
Other temporary differences	12,778	1,179	13,957
Total gross deferred tax liabilities	86,422	59,099	145,521
Valuation allowance	100,175	399,800	499,975
Net deferred tax asset	$577,836	$307,149	$884,985

The net deferred tax asset shown in the table above at September 30, 2020 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets in the “Other assets” caption (December 31, 2019 - $0.9 billion) and $1.3 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2019 - $1.4 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

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

At September 30, 2020, the deferred tax asset net of deferred tax liabilities of the U.S. operations amounted to $715 million, mainly related to net operating losses expiring between 2017 and 2033, with a valuation allowance of approximately $407 million, for a net deferred tax asset of approximately $308 million. Management evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. mainland operations are evaluated, as a whole, since a consolidated income tax return is filed. As of September 30, 2020, the U.S. operation is not in a cumulative three-years loss position. During 2020, two additional pieces of negative evidence arose: further reduction in interest rates combined with a lower expectation of rate increases in the near future and the economic uncertainty around COVID-19 pandemic. This economic disruption was the principal driver of the significant increase in our provision for credit losses during the first quarter of 2020, although net charge-offs for the first three quarters of 2020 and early credit indicators such as NPL inflows were stable in our U.S. operations. Due to the economic uncertainty, at this time, the additional negative evidence related to the economic disruption is not enough to overcome the positive evidence of recent historical operating performance such as sustained loan growth, the early success of new business initiatives and stable credit metrics, in combination with the length of the expiration of the NOLs. The Corporation believes that this objectively verified positive evidence places the U.S. operations in a good position to continue executing its business plan once the economic environment stabilizes after the current pandemic turmoil. As a result, as of September 30, 2020, management estimates that the U.S. operations would earn enough pre-tax income during the carryover period to realize the total amount of net deferred tax asset after valuation allowance. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the DTA. Management will closely monitor factors like, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. If such factors worsen during future periods, they could constitute sufficient objectively verifiable negative evidence to overcome the positive evidence that currently exists, and could require additional amounts of valuation allowance to be registered on the DTA. Any increases to the valuation allowance would be reflected as an income tax expense, reducing the Corporation’s earnings.

At September 30, 2020, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $573 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three-year loss position and has sustained profitability for the three-year period ended September 30, 2020. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized as of September 30, 2020.

The Popular, Inc., holding company (“PIHC”) operation is in a cumulative loss position taking into account taxable income exclusive of reversing temporary differences, for the three-year period ended September 30, 2020. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management as strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of negative and positive evidence management concluded, as of the reporting date, that it is more likely than not that the PIHC will not be able to realize any portion of the deferred tax assets. Accordingly, a valuation allowance is recorded on the deferred tax asset at the PIHC, which amounted to $110 million as of September 30, 2020.

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

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2020	2019
Balance at January 1	$16.3	$7.2
Additions for tax positions - January through March	-	0.3
Balance at March 31	$16.3	$7.5
Additions for tax positions - April through June	-	0.2
Balance at June 30	$16.3	$7.7
Reduction as a result of lapse of statute of limitations - July through September	(1.5)	-
Balance at September 30	$14.8	$7.7

At September 30, 2020, the total amount of accrued interest recognized in the statement of financial condition approximated $4.5 million (December 31, 2019 - $3.5 million). The total interest expense recognized at September 30, 2020 was $1.6 million, net of the reduction of $645 thousand due to the expiration of the statute of limitation (September 30, 2019 - $317 thousand). Management determined that at September 30, 2020 and December 31, 2019 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $9.8 million at September 30, 2020 (December 31, 2019 - $10.5 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2020, the following years remain subject to examination in the U.S. Federal jurisdiction: 2016 and thereafter; and in the Puerto Rico jurisdiction, 2014 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $3.2 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2020 and September 30, 2019 are listed in the following table:

(In thousands)	September 30, 2020	September 30, 2019
Non-cash activities:
Loans transferred to other real estate	$16,724	$44,575
Loans transferred to other property	34,351	40,384
Total loans transferred to foreclosed assets	51,075	84,959
Loans transferred to other assets	5,763	14,174
Financed sales of other real estate assets	11,401	11,710
Financed sales of other foreclosed assets	24,188	22,047
Total financed sales of foreclosed assets	35,589	33,757
Financed sale of premises and equipment	31,350	-
Transfers from loans held-in-portfolio to loans held-for-sale	65,229	-
Transfers from loans held-for-sale to loans held-in-portfolio	17,640	7,735
Loans securitized into investment securities[1]	307,512	331,112
Trades receivable from brokers and counterparties	65,993	66,389
Trades payable to brokers and counterparties	1,484,410	26,782
Recognition of mortgage servicing rights on securitizations or asset transfers	6,006	6,728
Interest capitalized on loans subject to the temporary payment moratorium	17,625	-
Loans booked under the GNMA buy-back option	121,531	52,711
Capitalization of lease right of use asset	25,620	169,123
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	September 30, 2020	September 30, 2019
Cash and due from banks	$558,996	$476,815
Restricted cash and due from banks	6,206	25,245
Restricted cash in money market investments	5,946	5,913
Total cash and due from banks, and restricted cash[2]	$571,148	$507,973
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2020, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2020
For the quarter ended September 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$394,662	$76,481	$2
Provision for credit losses		7,288	11,770	-
Non-interest income		107,577	7,186	(138)
Amortization of intangibles		886	166	-
Depreciation expense		11,921	2,338	-
Other operating expenses		292,528	54,679	(136)
Income tax expense		35,834	5,350	-
Net income		$153,782	$9,364	$-
Segment assets		$55,388,782	$10,220,824	$(28,177)

For the quarter ended September 30, 2020
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$471,145	$(10,124)	$-	$461,021
Provision for credit losses	19,058	80	-	19,138
Non-interest income	114,625	14,230	(88)	128,767
Amortization of intangibles	1,052	24	-	1,076
Depreciation expense	14,259	259	-	14,518
Other operating expenses	347,071	(748)	(851)	345,472
Income tax expense (benefit)	41,184	(312)	296	41,168
Net income	$163,146	$4,803	$467	$168,416
Segment assets	$65,581,429	$5,201,316	$(4,872,376)	$65,910,369

For the nine months ended September 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,191,452	$222,874	$9
Provision for credit losses		180,659	90,442	-
Non-interest income		315,522	18,831	(414)
Amortization of intangibles		4,773	499	-
Depreciation expense		36,282	6,396	-
Other operating expenses		876,438	160,749	(408)
Income tax expense		69,040	666	-
Net income (loss)		$339,782	$(17,047)	$3
Segment assets		$55,388,782	$10,220,824	$(28,177)

For the nine months ended September 30, 2020
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,414,335	$(29,338)	$-	$1,384,997
Provision for credit losses	271,101	217	-	271,318
Non-interest income	333,939	35,645	(2,119)	367,465
Amortization of intangibles	5,272	73	-	5,345
Depreciation expense	42,678	741	-	43,419
Other operating expenses	1,036,779	(1,056)	(2,582)	1,033,141
Income tax expense (benefit)	69,706	(964)	151	68,893
Net income	$322,738	$7,296	$312	$330,346
Segment assets	$65,581,429	$5,201,316	$(4,872,376)	$65,910,369

2019
For the quarter ended September 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$412,182	$74,391	$4
Provision for credit losses		34,481	2,060	-
Non-interest income		124,868	5,953	(140)
Amortization of intangibles		2,208	167	-
Depreciation expense		11,972	2,046	-
Other operating expenses		309,815	51,616	(136)
Income tax expense		35,286	6,216	-
Net income		$143,288	$18,239	$-
Segment assets		$42,080,292	$10,095,526	$(14,414)

For the quarter ended September 30, 2019
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$486,577	$(9,586)	$-	$476,991
Provision (reversal) for credit losses	36,541	(2)	-	36,539
Non-interest income	130,681	12,137	(106)	142,712
Amortization of intangibles	2,375	24	-	2,399
Depreciation expense	14,018	186	-	14,204
Other operating expenses	361,295	(647)	(776)	359,872
Income tax expense (benefit)	41,502	(392)	260	41,370
Net income	$161,527	$3,382	$410	$165,319
Segment assets	$52,161,404	$5,134,608	$(4,815,597)	$52,480,415

For the nine months ended September 30, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,231,088	$221,856	$(53)
Provision for credit losses		94,651	23,647	-
Non-interest income		369,026	17,309	(421)
Amortization of intangibles		6,510	499	-
Depreciation expense		36,154	6,215	-
Other operating expenses		887,941	151,966	(409)
Income tax expense		117,413	15,528	-
Net income		$457,445	$41,310	$(65)
Segment assets		$42,080,292	$10,095,526	$(14,414)

For the nine months ended September 30, 2019
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,452,891	$(28,621)	$-	$1,424,270
Provision for credit losses	118,298	257	-	118,555
Non-interest income	385,914	33,537	(1,983)	417,468
Amortization of intangibles	7,009	73	-	7,082
Depreciation expense	42,369	559	-	42,928
Other operating expenses	1,039,498	(233)	(2,365)	1,036,900
Income tax expense (benefit)	132,941	(1,158)	140	131,923
Net income	$498,690	$5,418	$242	$504,350
Segment assets	$52,161,404	$5,134,608	$(4,815,597)	$52,480,415

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2020
For the quarter ended September 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$164,791	$228,293	$1,578	$-	$394,662
Provision for credit losses	4,061	3,227	-	-	7,288
Non-interest income	24,804	58,955	24,194	(376)	107,577
Amortization of intangibles	50	699	137	-	886
Depreciation expense	5,179	6,569	173	-	11,921
Other operating expenses	77,906	195,624	19,389	(391)	292,528
Income tax expense	32,331	2,275	1,228	-	35,834
Net income	$70,068	$78,854	$4,845	$15	$153,782
Segment assets	$47,920,631	$29,358,230	$2,408,998	$(24,299,077)	$55,388,782

For the nine months ended September 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$486,050	$694,983	$10,419	$-	$1,191,452
Provision for credit losses	23,244	157,415	-	-	180,659
Non-interest income	74,771	170,205	71,459	(913)	315,522
Amortization of intangibles	148	2,911	1,714	-	4,773
Depreciation expense	15,406	20,383	493	-	36,282
Other operating expenses	226,232	587,297	63,863	(954)	876,438
Income tax expense (benefit)	82,271	(18,912)	5,681	-	69,040
Net income	$213,520	$116,094	$10,127	$41	$339,782
Segment assets	$47,920,631	$29,358,230	$2,408,998	$(24,299,077)	$55,388,782

2019
For the quarter ended September 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$160,038	$250,944	$1,212	$(12)	$412,182
Provision (reversal) for credit losses	(23,619)	58,100	-	-	34,481
Non-interest income	25,196	75,854	24,545	(727)	124,868
Amortization of intangibles	50	1,072	1,086	-	2,208
Depreciation expense	5,064	6,753	155	-	11,972
Other operating expenses	82,817	210,753	16,986	(741)	309,815
Income tax expense	29,340	2,649	3,297	-	35,286
Net income	$91,582	$47,471	$4,233	$2	$143,288
Segment assets	$35,590,229	$23,714,260	$379,126	$(17,603,323)	$42,080,292

For the nine months ended September 30, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$464,441	$762,913	$3,857	$(123)	$1,231,088
Provision (reversal) for credit losses	(22,756)	117,407	-	-	94,651
Non-interest income	74,481	220,064	76,733	(2,252)	369,026
Amortization of intangibles	147	3,218	3,145	-	6,510
Depreciation expense	14,615	21,071	468	-	36,154
Other operating expenses	229,767	611,348	49,076	(2,250)	887,941
Income tax expense	88,353	19,878	9,182	-	117,413
Net income	$228,796	$210,055	$18,719	$(125)	$457,445
Segment assets	$35,590,229	$23,714,260	$379,126	$(17,603,323)	$42,080,292

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the quarter ended September 30, 2020, the BPPR segment generated approximately $41.7 million (2019 - $40.6 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $33.5 million in revenues (2019 - $35.9 million) from its operations in the U.S. and British Virgin Islands. At September 30, 2020, total assets for the BPPR segment related to its operations in the United States amounted to $579 million (2019 - $574 million).

Geographic Information
	Quarter ended		Nine months ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:[1]
Puerto Rico	$476,863	$505,608	$1,418,243	$1,507,386
United States	95,145	94,510	279,246	278,330
Other	17,780	19,585	54,973	56,022
Total consolidated revenues	$589,788	$619,703	$1,752,462	$1,841,738
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) on sale of debt securities, net gain, including impairment on equity securities, net profit on trading account debt securities, net (loss) gain on sale of loans, including valuation adjustment on loans held-for-sale, adjustments (expense) to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:
(In thousands)	September 30, 2020	December 31, 2019
Puerto Rico
Total assets	$54,218,254	$40,544,255
Loans	20,548,257	18,989,286
Deposits	46,831,116	34,664,243
United States
Total assets	$10,797,883	$10,693,536
Loans	8,276,731	7,819,187
Deposits	7,662,877	7,664,792
Other
Total assets	$894,232	$877,533
Loans	670,282	657,603
Deposits[1]	1,527,990	1,429,571
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2020 and December 31, 2019, and the results of their operations and cash flows for periods ended September 30, 2020 and 2019.

PNA is an operating, 100% owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank (“PB”), including PB’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees, joint and severally, all registered debt securities issued by PNA.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2020
			All other
	Popular Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$62,727	$-	$565,203	$(62,728)	$565,202
Money market investments	177,516	10,012	11,859,407	(187,011)	11,859,924
Trading account debt securities, at fair value	-	-	33,053	-	33,053
Debt securities available-for-sale, at fair value	-	-	21,177,839	-	21,177,839
Debt securities held -to maturity, at amortized cost	8,726	2,835	81,602	-	93,163
Less - Allowance for credit losses	-	-	12,421	-	12,421
Debt securities held-to-maturity, net	8,726	2,835	69,181	-	80,742
Equity securities	14,078	20	160,021	(126)	173,993
Investment in subsidiaries	6,175,196	1,779,090	-	(7,954,286)	-
Loans held-for-sale, at lower of cost or fair value	-	-	102,760	-	102,760
Loans held-in-portfolio	31,617	-	29,548,776	5,955	29,586,348
Less - Unearned income	-	-	193,838	-	193,838
Allowance for credit losses	433	-	925,417	-	925,850
Total loans held-in-portfolio, net	31,184	-	28,429,521	5,955	28,466,660
Premises and equipment, net	5,074	-	505,399	-	510,473
Other real estate	146	-	100,446	-	100,592
Accrued income receivable	194	9	204,060	(30)	204,233
Mortgage servicing rights, at fair value	-	-	123,552	-	123,552
Other assets	106,702	22,307	1,711,320	(23,623)	1,816,706
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,390	-	17,128	-	23,518
Total assets	$6,587,933	$1,814,273	$65,730,013	$(8,221,850)	$65,910,369
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$13,609,160	$(62,728)	$13,546,432
Interest bearing	-	-	42,662,562	(187,011)	42,475,551
Total deposits	-	-	56,271,722	(249,739)	56,021,983
Assets sold under agreements to repurchase	-	-	106,028	-	106,028
Other short-term borrowings	-	-	100,000	-	100,000
Notes payable	587,069	94,111	520,216	-	1,201,396
Other liabilities	88,845	1,664	2,502,333	(23,965)	2,568,877
Total liabilities	675,914	95,775	59,500,299	(273,704)	59,998,284
Stockholders' equity:
Preferred stock	22,143	-	-	-	22,143
Common stock	1,045	2	56,307	(56,309)	1,045
Surplus	4,512,983	4,173,136	5,840,402	(10,004,832)	4,521,689
Retained earnings (accumulated deficit)	2,176,680	(2,492,461)	109,098	2,374,836	2,168,153
Treasury stock, at cost	(1,016,248)	-	-	(113)	(1,016,361)
Accumulated other comprehensive income, net of tax	215,416	37,821	223,907	(261,728)	215,416
Total stockholders' equity	5,912,019	1,718,498	6,229,714	(7,948,146)	5,912,085
Total liabilities and stockholders' equity	$6,587,933	$1,814,273	$65,730,013	$(8,221,850)	$65,910,369

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$55,956	$-	$388,363	$(56,008)	$388,311
Money market investments	221,598	16,029	3,261,688	(237,029)	3,262,286
Trading account debt securities, at fair value	-	-	40,321	-	40,321
Debt securities available-for-sale, at fair value	-	-	17,648,473	-	17,648,473
Debt securities held-to-maturity, at amortized cost	8,726	2,835	86,101	-	97,662
Equity securities	10,744	20	149,322	(199)	159,887
Investment in subsidiaries	6,243,065	1,806,583	-	(8,049,648)	-
Loans held-for-sale, at lower of cost or fair value	-	-	59,203	-	59,203
Loans held-in-portfolio	32,027	-	27,549,874	5,955	27,587,856
Less - Unearned income	-	-	180,983	-	180,983
Allowance for loan losses	410	-	477,298	-	477,708
Total loans held-in-portfolio, net	31,617	-	26,891,593	5,955	26,929,165
Premises and equipment, net	3,893	-	552,757	-	556,650
Other real estate	146	-	121,926	-	122,072
Accrued income receivable	382	108	180,630	(249)	180,871
Mortgage servicing rights, at fair value	-	-	150,906	-	150,906
Other assets	93,835	21,324	1,722,839	(18,383)	1,819,615
Goodwill	-	-	671,123	(1)	671,122
Other intangible assets	6,463	-	22,317	-	28,780
Total assets	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$-	$-	$9,216,181	$(56,008)	$9,160,173
Interest bearing	-	-	34,835,462	(237,029)	34,598,433
Total deposits	-	-	44,051,643	(293,037)	43,758,606
Assets sold under agreements to repurchase	-	-	193,378	-	193,378
Notes payable	586,119	94,090	421,399	-	1,101,608
Other liabilities	73,596	3,200	986,865	(18,708)	1,044,953
Total liabilities	659,715	97,290	45,653,285	(311,745)	46,098,545
Stockholders' equity:
Preferred stock	50,160	-	-	-	50,160
Common stock	1,044	2	56,307	(56,309)	1,044
Surplus	4,438,706	4,173,169	5,847,389	(10,011,852)	4,447,412
Retained earnings (accumulated deficit)	2,156,442	(2,425,429)	555,398	1,861,504	2,147,915
Treasury stock, at cost	(459,704)	-	-	(110)	(459,814)
Accumulated other comprehensive (loss) income, net of tax	(169,938)	1,867	(164,817)	162,950	(169,938)
Total stockholders' equity	6,016,710	1,749,609	6,294,277	(8,043,817)	6,016,779
Total liabilities and stockholders' equity	$6,676,425	$1,846,899	$51,947,562	$(8,355,562)	$52,115,324

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2020
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$2,000	$-	$-	$(2,000)	$-
Loans	566	-	430,720	-	431,286
Money market investments	97	18	2,774	(116)	2,773
Investment securities	332	47	78,763	-	79,142
Total interest and dividend income	2,995	65	512,257	(2,116)	513,201
Interest expense:
Deposits	-	-	37,670	(116)	37,554
Short-term borrowings	-	-	416	-	416
Long-term debt	9,632	1,557	3,021	-	14,210
Total interest expense	9,632	1,557	41,107	(116)	52,180
Net interest (expense) income	(6,637)	(1,492)	471,150	(2,000)	461,021
Provision for credit losses - loan portfolios	80	-	19,372	-	19,452
Provision (reversal) for credit losses - investment securities	-	-	(314)	-	(314)
Net interest (expense) income after provision for credit losses	(6,717)	(1,492)	452,092	(2,000)	441,883
Service charges on deposit accounts	-	-	36,849	-	36,849
Other service fees	-	-	69,967	(88)	69,879
Mortgage banking activities	-	-	(9,526)	-	(9,526)
Net gain, including impairment on equity securities	666	-	4,481	3	5,150
Net gain on sale of debt securities	-	-	41	-	41
Net profit on trading account debt securities	-	-	20	-	20
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	-	-	(2,198)	-	(2,198)
Indemnity reserves on loans sold expense	-	-	4,183	-	4,183
Other operating income	6,985	-	17,387	(3)	24,369
Total non-interest income	7,651	-	121,204	(88)	128,767
Operating expenses:
Personnel costs	15,180	-	120,761	-	135,941
Net occupancy expenses	1,031	-	24,875	1	25,907
Equipment expenses	1,969	2	22,117	-	24,088
Other taxes	65	-	13,853	-	13,918
Professional fees	17,659	29	78,875	(89)	96,474
Communications	107	-	5,587	-	5,694
Business promotion	545	-	14,119	-	14,664
FDIC deposit insurance	-	-	6,568	-	6,568
Other real estate owned (OREO) (income) expenses	-	-	(1,615)	-	(1,615)
Other operating expenses	(37,241)	13	76,341	(762)	38,351
Amortization of intangibles	24	-	1,052	-	1,076
Total operating expenses	(661)	44	362,533	(850)	361,066
Income (loss) before income tax and equity in earnings of subsidiaries	1,595	(1,536)	210,763	(1,238)	209,584
Income tax expense (benefit)	17	(323)	41,178	296	41,168

Income (loss) before equity in earnings of subsidiaries	1,578	(1,213)	169,585	(1,534)	168,416
Equity in undistributed earnings of subsidiaries	166,838	9,339	-	(176,177)	-
Net income	$168,416	$8,126	$169,585	$(177,711)	$168,416
Comprehensive income, net of tax	$164,483	$9,538	$166,295	$(175,833)	$164,483

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2020
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$584,000	$-	$-	$(584,000)	$-
Loans	1,686	-	1,309,716	-	1,311,402
Money market investments	1,653	86	16,788	(1,739)	16,788
Investment securities	651	140	243,147	-	243,938
Total interest and dividend income	587,990	226	1,569,651	(585,739)	1,572,128
Interest expense:
Deposits	-	-	144,174	(1,739)	142,435
Short-term borrowings	-	-	2,109	-	2,109
Long-term debt	28,896	4,672	9,019	-	42,587
Total interest expense	28,896	4,672	155,302	(1,739)	187,131
Net interest income (expense)	559,094	(4,446)	1,414,349	(584,000)	1,384,997
Provision for credit losses - loan portfolios	217	-	271,334	-	271,551
Provision (reversal) for credit losses - investment securities	-	-	(233)	-	(233)
Net interest income (expense) after provision for credit losses	558,877	(4,446)	1,143,248	(584,000)	1,113,679
Service charges on deposit accounts	-	-	108,671	-	108,671
Other service fees	-	-	188,918	(2,182)	186,736
Mortgage banking activities	-	-	671	-	671
Net gain on sale of debt securities	-	-	41	-	41
Net gain, including impairment on equity securities	654	-	4,139	76	4,869
Net profit on trading account debt securities	-	-	593	-	593
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	981	-	981
Indemnity reserves on loans sold expense	-	-	(1,770)	-	(1,770)
Other operating income	13,546	-	53,140	(13)	66,673
Total non-interest income	14,200	-	355,384	(2,119)	367,465
Operating expenses:
Personnel costs	49,357	-	372,581	-	421,938
Net occupancy expenses	2,967	-	73,584	1	76,552
Equipment expenses	3,602	4	62,931	-	66,537
Other taxes	189	1	40,732	-	40,922
Professional fees	38,045	89	252,358	(400)	290,092
Communications	398	-	16,824	-	17,222
Business promotion	2,482	-	38,660	-	41,142
FDIC deposit insurance	-	-	16,988	-	16,988
Other real estate owned (OREO) expenses	-	-	520	-	520
Other operating expenses	(97,967)	39	204,758	(2,183)	104,647
Amortization of intangibles	73	-	5,272	-	5,345
Total operating expenses	(854)	133	1,085,208	(2,582)	1,081,905
Income (loss) before income tax and equity in losses of subsidiaries	573,931	(4,579)	413,424	(583,537)	399,239
Income tax expense (benefit)	17	(962)	69,687	151	68,893

Income (loss) before equity in losses of subsidiaries	573,914	(3,617)	343,737	(583,688)	330,346
Equity in undistributed losses of subsidiaries	(243,568)	(17,119)	-	260,687	-
Net income (loss)	$330,346	$(20,736)	$343,737	$(323,001)	$330,346
Comprehensive income, net of tax	$715,700	$15,218	$732,461	$(747,679)	$715,700

Condensed Consolidating Statement of Operations (Unaudited)

		Quarter ended September 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$102,000	$-	$-	$(102,000)	$-
Loans	576	-	452,739	-	453,315
Money market investments	758	55	19,120	(814)	19,119
Investment securities	160	46	99,336	-	99,542
Total interest and dividend income	103,494	101	571,195	(102,814)	571,976
Interest expense:
Deposits	-	-	79,574	(814)	78,760
Short-term borrowings	-	-	1,572	-	1,572
Long-term debt	9,632	1,556	3,465	-	14,653
Total interest expense	9,632	1,556	84,611	(814)	94,985
Net interest income (expense)	93,862	(1,455)	486,584	(102,000)	476,991
Provision (reversal) for credit losses - loan portfolios	(2)	-	36,541	-	36,539
Net interest income (expense) after provision for credit losses	93,864	(1,455)	450,043	(102,000)	440,452
Service charges on deposit accounts	-	-	40,969	-	40,969
Other service fees	-	-	71,393	(84)	71,309
Mortgage banking activities	-	-	10,492	-	10,492
Net loss on sale of debt securities	-	-	(20)	-	(20)
Net gain, including impairment on equity securities	64	-	148	1	213
Net profit on trading account debt securities	-	-	295	-	295
Indemnity reserves on loans sold expense	-	-	(3,411)	-	(3,411)
Other operating income (expense)	4,626	(350)	18,610	(21)	22,865
Total non-interest income	4,690	(350)	138,476	(104)	142,712
Operating expenses:
Personnel costs	14,207	-	133,475	-	147,682
Net occupancy expenses	1,006	-	23,589	-	24,595
Equipment expenses	917	1	20,678	-	21,596
Other taxes	61	-	13,967	-	14,028
Professional fees	6,370	13	92,263	(85)	98,561
Communications	150	-	5,731	-	5,881
Business promotion	754	-	17,611	-	18,365
FDIC deposit insurance	-	-	2,923	-	2,923
Other real estate owned (OREO) (income) expenses	-	-	(185)	-	(185)
Other operating expenses	(24,112)	14	65,418	(690)	40,630
Amortization of intangibles	24	-	2,375	-	2,399
Total operating expenses	(623)	28	377,845	(775)	376,475
Income (loss) before income tax and equity in earnings of subsidiaries	99,177	(1,833)	210,674	(101,329)	206,689
Income tax (benefit) expense	-	(385)	41,494	261	41,370

Income (loss) before equity in earnings of subsidiaries	99,177	(1,448)	169,180	(101,590)	165,319
Equity in undistributed earnings of subsidiaries	66,142	18,210	-	(84,352)	-
Net income	$165,319	$16,762	$169,180	$(185,942)	$165,319
Comprehensive income, net of tax	$217,652	$25,872	$222,592	$(248,464)	$217,652

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$356,300	$-	$-	$(356,300)	$-
Loans	1,661	-	1,353,571	-	1,355,232
Money market investments	2,498	161	70,873	(2,659)	70,873
Investment securities	473	139	274,207	-	274,819
Total interest and dividend income	360,932	300	1,698,651	(358,959)	1,700,924
Interest expense:
Deposits	-	-	230,694	(2,659)	228,035
Short-term borrowings	-	-	4,828	-	4,828
Long-term debt	28,896	4,671	10,224	-	43,791
Total interest expense	28,896	4,671	245,746	(2,659)	276,654
Net interest income (expense)	332,036	(4,371)	1,452,905	(356,300)	1,424,270
Provision for credit losses - loan portfolios	257	-	118,298	-	118,555
Net interest income (expense) after provision for credit losses	331,779	(4,371)	1,334,607	(356,300)	1,305,715
Service charges on deposit accounts	-	-	119,277	-	119,277
Other service fees	2	-	211,565	(1,920)	209,647
Mortgage banking activities	-	-	18,645	-	18,645
Net loss on sale of debt securities	-	-	(20)	-	(20)
Net gain, including impairment on equity securities	934	-	1,261	(21)	2,174
Net profit on trading account debt securities	-	-	977	-	977
Indemnity reserves on loans sold expense	-	-	(1,664)	-	(1,664)
Other operating income (expense)	13,431	(984)	56,026	(41)	68,432
Total non-interest income (expense)	14,367	(984)	406,067	(1,982)	417,468
Operating expenses:
Personnel costs	46,910	-	385,388	-	432,298
Net occupancy expenses	3,231	-	68,243	(43)	71,431
Equipment expenses	2,616	3	60,005	-	62,624
Other taxes	185	1	38,081	-	38,267
Professional fees	13,780	68	267,841	(414)	281,275
Communications	483	-	17,202	-	17,685
Business promotion	2,435	-	49,723	-	52,158
FDIC deposit insurance	-	-	13,007	-	13,007
Other real estate owned (OREO) expenses	-	-	3,729	-	3,729
Other operating expenses	(69,904)	43	179,123	(1,908)	107,354
Amortization of intangibles	73	-	7,009	-	7,082
Total operating expenses	(191)	115	1,089,351	(2,365)	1,086,910
Income (loss) before income tax and equity in earnings of subsidiaries	346,337	(5,470)	651,323	(355,917)	636,273
Income tax (benefit) expense	-	(1,149)	132,932	140	131,923

Income (loss) before equity in earnings of subsidiaries	346,337	(4,321)	518,391	(356,057)	504,350
Equity in undistributed earnings of subsidiaries	158,013	41,248	-	(199,261)	-
Net income	$504,350	$36,927	$518,391	$(555,318)	$504,350
Comprehensive income, net of tax	$793,444	$85,389	$810,359	$(895,748)	$793,444

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2020
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income (loss)	$330,346	$(20,736)	$343,737	$(323,001)	$330,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	243,568	17,119	-	(260,687)	-
Provision for credit losses	217	-	271,101	-	271,318
Amortization of intangibles	73	-	5,272	-	5,345
Depreciation and amortization of premises and equipment	741	-	42,678	-	43,419
Net accretion of discounts and amortization of premiums and deferred fees	926	20	(57,080)	-	(56,134)
Share-based compensation	6,032	-	2,276	-	8,308
Fair value adjustments on mortgage servicing rights	-	-	33,360	-	33,360
Adjustment to indemnity reserves on loans sold	-	-	1,770	-	1,770
Earnings from investments under the equity method, net of dividends or distributions	(11,797)	-	(7,363)	-	(19,160)
Deferred income tax benefit	-	(962)	27,553	151	26,742
Gain on:
Disposition of premises and equipment and other productive assets	(1)	-	(10,285)	-	(10,286)
Proceeds from insurance claims	-	-	(366)	-	(366)
Sale of debt securities	-	-	(41)	-	(41)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(21,370)	-	(21,370)
Sale of foreclosed assets, including write-downs	-	-	(13,676)	-	(13,676)
Acquisitions of loans held-for-sale	-	-	(151,916)	-	(151,916)
Proceeds from sale of loans held-for-sale	-	-	51,077	-	51,077
Net originations on loans held-for-sale	-	-	(243,954)	-	(243,954)
Net decrease (increase) in:
Trading debt securities	-	-	287,764	-	287,764
Equity securities	(3,334)	-	(2,056)	-	(5,390)
Accrued income receivable	187	98	(48,523)	(219)	(48,457)
Other assets	(3,590)	(22)	73,767	5,088	75,243
Net (decrease) increase in:
Interest payable	(4,594)	(1,550)	(5,383)	219	(11,308)
Pension and other postretirement benefits obligations	-	-	4,225	-	4,225
Other liabilities	15,153	15	(74,962)	(5,475)	(65,269)
Total adjustments	243,581	14,718	163,868	(260,923)	161,244
Net cash provided by (used in) operating activities	573,927	(6,018)	507,605	(583,924)	491,590
Cash flows from investing activities:
Net decrease (increase) in money market investments	44,000	6,018	(8,597,704)	(50,018)	(8,597,704)
Purchases of investment securities:
Available-for-sale	-	-	(15,997,778)	-	(15,997,778)
Equity	-	-	(28,812)	(73)	(28,885)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	14,386,967	-	14,386,967
Held-to-maturity	-	-	5,770	-	5,770
Proceeds from sale of investment securities:
Available for sale	-	-	5,103	-	5,103
Equity	-	-	20,169	-	20,169
Net repayments (disbursements) on loans	436	-	(965,901)	-	(965,465)
Proceeds from sale of loans	-	-	64,917	-	64,917
Acquisition of loan portfolios	-	-	(994,908)	-	(994,908)
Payments to acquire other intangible	-	-	(83)	-	(83)
Return of capital from equity method investments	131	-	681	-	812
Payments to acquire equity method investments	-	-	(443)	-	(443)
Capital contribution to subsidiary	(5,000)	-	-	5,000	-
Return of capital from wholly-owned subsidiaries	12,500	-	-	(12,500)	-
Acquisition of premises and equipment	(2,190)	-	(36,931)	-	(39,121)
Proceeds from insurance claims	-	-	366	-	366

Proceeds from sale of:
Premises and equipment and other productive assets	283	-	20,533	-	20,816
Foreclosed assets	-	-	53,872	-	53,872
Net cash provided by (used in) investing activities	50,160	6,018	(12,064,182)	(57,591)	(12,065,595)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	12,221,025	43,298	12,264,323
Assets sold under agreements to repurchase	-	-	(87,350)	-	(87,350)
Other short-term borrowings	-	-	100,000	-	100,000
Payments of notes payable	-	-	(127,989)	-	(127,989)
Principal payments of finance leases	-	-	(1,608)	-	(1,608)
Proceeds from issuance of notes payable	-	-	226,807	-	226,807
Proceeds from issuance of common stock	14,013	-	(6,082)	-	7,931
Payments for repurchase of redeemable preferred stock	(28,017)	-	-	-	(28,017)
Dividends paid to parent company	-	-	(584,000)	584,000	-
Dividends paid	(99,600)	-	-	-	(99,600)
Net payments for repurchase of common stock	(500,507)	-	185	(3)	(500,325)
Capital contribution from parent	-	-	(7,500)	7,500	-
Payments related to tax withholding for share-based compensation	(3,287)	-	(55)	-	(3,342)
Net cash (used in) provided by financing activities	(617,398)	-	11,733,433	634,795	11,750,830
Net increase in cash and due from banks, and restricted cash	6,689	-	176,856	(6,720)	176,825
Cash and due from banks, and restricted cash at beginning of period	56,554	-	393,777	(56,008)	394,323
Cash and due from banks, and restricted cash at end of period	$63,243	$-	$570,633	$(62,728)	$571,148

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2019
			All other
	Popular, Inc.	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	and eliminations	entries	Consolidated
Cash flows from operating activities:
Net income	$504,350	$36,927	$518,391	$(555,318)	$504,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends or distributions	(158,013)	(41,248)	-	199,261	-
Provision for credit losses	257	-	118,298	-	118,555
Amortization of intangibles	73	-	7,009	-	7,082
Depreciation and amortization of premises and equipment	559	-	42,369	-	42,928
Net accretion of discounts and amortization of premiums and deferred fees	933	20	(127,501)	-	(126,548)
Share-based compensation	7,517	-	3,901	-	11,418
Impairment losses on long-lived assets	-	-	2,591	-	2,591
Fair value adjustments on mortgage servicing rights	-	-	25,853	-	25,853
Indemnity reserves on loans sold expense	-	-	1,664	-	1,664
(Earnings) losses from investments under the equity method, net of dividends or distributions	(11,683)	984	(7,762)	-	(18,461)
Deferred income tax (benefit) expense	-	(1,149)	111,067	140	110,058
Loss (gain) on:
Disposition of premises and equipment and other productive assets	39	-	(5,172)	-	(5,133)
Sale of debt securities	-	-	20	-	20
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	-	-	(11,360)	-	(11,360)
Sale of foreclosed assets, including write-downs	-	-	(15,858)	-	(15,858)
Acquisitions of loans held-for-sale	-	-	(157,993)	-	(157,993)
Proceeds from sale of loans held-for-sale	-	-	51,067	-	51,067
Net originations on loans held-for-sale	-	-	(208,875)	-	(208,875)
Net decrease (increase) in:
Trading debt securities	-	-	333,013	-	333,013
Equity securities	(3,225)	-	(3,257)	-	(6,482)
Accrued income receivable	7	99	7,651	(33)	7,724
Other assets	(1,559)	43	(14,130)	2,809	(12,837)
Net decrease in:
Interest payable	(4,594)	(1,551)	(788)	33	(6,900)
Pension and other postretirement benefits obligations	-	-	(4,979)	-	(4,979)
Other liabilities	(681)	(85)	(98,071)	(3,212)	(102,049)
Total adjustments	(170,370)	(42,887)	48,757	198,998	34,498
Net cash provided by (used in) operating activities	333,980	(5,960)	567,148	(356,320)	538,848
Cash flows from investing activities:
Net decrease (increase) in money market investments	35,000	2,631	(1,000,840)	(37,631)	(1,000,840)
Purchases of investment securities:
Available-for-sale	-	-	(13,579,074)	-	(13,579,074)
Equity	-	-	(15,515)	41	(15,474)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	10,671,630	-	10,671,630
Held-to-maturity	-	-	5,325	-	5,325
Proceeds from sale of investment securities:
Available for sale	-	-	99,445	-	99,445
Equity	-	-	17,083	-	17,083
Net repayments (disbursements) on loans	533	-	(325,012)	-	(324,479)
Proceeds from sale of loans	-	-	77,327	-	77,327
Acquisition of loan portfolios	-	-	(421,482)	-	(421,482)
Payments to acquire other intangible	-	-	(793)	-	(793)
Return of capital from equity method investments	-	3,329	(582)	-	2,747
Capital contribution to subsidiary	(4,000)	-	-	4,000	-
Return of capital from wholly-owned subsidiaries	13,000	-	-	(13,000)	-

Acquisition of premises and equipment	(791)	-	(45,170)	-	(45,961)
Proceeds from sale of:
Premises and equipment and other productive assets	3	-	17,183	-	17,186
Foreclosed assets	-	-	83,848	-	83,848
Net cash provided by (used in) investing activities	43,745	5,960	(4,416,627)	(46,590)	(4,413,512)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	4,463,708	(9,242)	4,454,466
Assets sold under agreements to repurchase	-	-	(68,433)	-	(68,433)
Other short-term borrowings	-	-	(41)	-	(41)
Payments of notes payable	-	-	(144,991)	-	(144,991)
Principal payments of finance leases	-	-	(1,269)	-	(1,269)
Proceeds from issuance of notes payable	-	-	75,000	-	75,000
Proceeds from issuance of common stock	11,256	-	(4,733)	-	6,523
Dividends paid to parent company	-	-	(356,300)	356,300	-
Dividends paid	(85,863)	-	-	-	(85,863)
Net payments for repurchase of common stock	(250,566)	-	13	(21)	(250,574)
Return of capital to parent company	-	-	(13,000)	13,000	-
Capital contribution from parent	-	-	4,000	(4,000)	-
Payments related to tax withholding for share-based compensation	(5,420)	-	(12)	-	(5,432)
Net cash (used in) provided by financing activities	(330,593)	-	3,953,942	356,037	3,979,386
Net increase in cash and due from banks, and restricted cash	47,132	-	104,463	(46,873)	104,722
Cash and due from banks, and restricted cash at beginning of period	68,278	-	402,995	(68,022)	403,251
Cash and due from banks, and restricted cash at end of period	$115,410	$-	$507,458	$(114,895)	$507,973

Note 35 ─ Subsequent events

Popular Bank New York Branches Optimization Strategy

On October 27, 2020, Popular Bank (“PB”), the United States mainland banking subsidiary of the Corporation, authorized and approved a strategic realignment of its New York Metro branch network that will result in eleven (11) branch closures and related staffing reductions. The branch closures are expected to be completed, subject to applicable regulatory requirements, by January 29, 2021.

As a result of PB’s closure of the eleven (11) New York Metro region branches, the Corporation expects to record a total pre-tax charge of approximately $24.5 million, of which $23.1 million is expected to be recognized during the fourth quarter of 2020. This aggregate pre-tax charge includes approximately $2.4 million in costs associated with severance and related benefit costs for the 83 impacted employees and charges of approximately $20.0 million associated with the impairment of right-of-use assets related to the abandonment of real property leases.

.

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

The Corporation has several investments which it accounts for under the equity method. As of September 30, 2020, the Corporation had a 16.21% interest in EVERTEC, Inc. (“EVERTEC”), whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended September 30, 2020, the Corporation recorded $ 6.7 million in earnings from its investment in EVERTEC, which had a carrying amount of $82 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended September 30, 2020, the Corporation recorded $6.5 million in earnings from its investment in BHD León, which had a carrying amount of $147 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Coronavirus (COVID-19) Pandemic

The disruptions related to the COVID-19 pandemic continue to have an impact on the macroeconomic environment and therefore on the financial results of the Corporation. Although certain measures imposed by the governments of Puerto Rico, the United States and United States Virgin Islands, including lockdowns, business closures, mandatory curfews and limits to public activities, were relaxed during the second and third quarters of 2020 to allow for the gradual reopening of the economy, certain restrictions continue in place which results in many businesses not being able to operate at their full capacity. The Corporation’s results for the third quarter of 2020 reflect the benefit of increased economic activity resulting from such reopening and the related improvement in the macroeconomic environment, as well as the impact of the various government stimulus programs launched in response to the pandemic.

As previously disclosed, beginning in March 2020, the Corporation implemented several financial relief programs in response to the pandemic, including loan payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges. During the third quarter of 2020, the Corporation reinstated the imposition of the fees the Corporation elected to waive in connection with such financial relief programs and resumed its delinquent loan collection efforts, except for loans with an active moratorium. As of September 30, 2020, the Corporation had granted loan payment moratoriums under the program to 125,736 eligible retail customers with an aggregate book value of $4.5 billion, and to 5,063 eligible commercial clients with an aggregate book value of $4.1 billion. In addition, certain participating clients impacted by the seismic activity in the southern region of the island also benefitted from other loan payment moratoriums offered by the Corporation since mid-January 2020. As of September 30, 2020, 124,884 loans in the COVID-19 relief program with an aggregate book value of $7.9 billion had already completed their payment moratorium period, while 5,915 loans with an aggregate book value of $0.7 billion are still under the moratorium. At September 30, 2020, 95% of COVID-19 payment deferrals had expired. After excluding government guaranteed mortgage loans that are still pending to complete their COVID-19 related modifications, 95% of the remaining loans were current on their payments as of quarter end. Given the recent expiration of the payment moratorium, the Corporation will continue to monitor and assess the post-moratorium payment behavior of these borrowers to recognize any deterioration in these loans, and potential loss exposure, in a timely manner.

The delinquency status of loans subject to the Corporation’s payment moratorium programs remains unaltered during the payment deferral period and the Corporation continues to accrue interest income during such term.

The extent to which the pandemic further impacts our business, results of operations and financial condition (including our regulatory capital, liquidity ratios and realizability of deferred tax assets), as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the speed and strength of economic recovery and actions taken by governmental authorities and other third parties in response thereto.

Loan Repurchase Transaction

During the quarter ended September 30, 2020, the Corporation completed bulk loan repurchases from its Ginnie Mae (“GNMA’’), Fannie Mae (“FNMA’’) and Freddie Mac (‘’FHMLC’’) (combined ‘’GSEs’’) loan servicing portfolios with an aggregate balance of $807.6 million. The transactions were executed to limit future exposures to principal and interest advances as well as sundry losses and to deploy liquidity to increase interest income. At September 30, 2020, loans with an aggregate unpaid principal balance of $106 million, corresponding to the portfolio acquired from FNMA and FHMLC, had been modified under the Corporation’s COVID-19 relief or other loss mitigation programs.

Table 1 presents a summary of the impact of the transactions.

Table 1 - Loan Repurchase Transaction

Transaction highlights (in thousands)	FHLMC & FNMA	GNMA [1]	Total
Balance Sheet:
Repurchased mortgage loans	$119,764	$687,871	$807,635
Loan premium [2]	6,297	-	6,297
Allowance for credit losses ("ACL'') [2]	(4,144)	-	(4,144)
Advanced interest receivable	816	20,575	21,391
Income Statement:
Adjustments to indemnity reserves	$5,052	$-	$5,052
Mortgage banking activities:
Mortgage servicing fees	208	3,145	3,353
Mortgage servicing rights fair value adjustments	(936)	(7,819)	(8,755)
Losses on repurchased loans, including interest advances	-	(10,548)	(10,548)
Total mortgage banking activities	(728)	(15,222)	(15,950)
Pre-tax income (loss)	$4,324	$(15,222)	$(10,898)

[1] The GNMA repurchase transaction resulted in an increase in the mortgage portfolio of $364 million quarter-over-quarter. A portion of the acquired loans amounting to $324 million were included in the prior period's ending portfolio balance, in accordance with U.S. GAAP, due to the delinquency status of the loans and the Corporation's right but not the obligation to repurchase the assets.

[2] The repurchased FNMA loans were previously sold with credit recourse and are considered Purchased Credit Deteriorated (“PCD”) at the time of repurchase. Therefore, the establishment of the related ACL is recorded as an addition to the purchase price and the loan premium amortized (decrease interest income) over the life of the loan.

Subsequent Events

Popular Bank New York Branches Optimization Strategy

On October 27, 2020, Popular Bank (“PB”), the United States mainland banking subsidiary of the Corporation, authorized and approved a strategic realignment of its New York Metro branch network that will result in eleven (11) branch closures and related staffing reductions. The branch closures are expected to be completed, subject to applicable regulatory requirements, by January 29, 2021.

This strategic realignment, which is expected to allow PB to reduce its operating expenses, leverage resources to enhance its focus on small and medium size businesses, as well as support changing customer behaviors, was approved after an assessment of PB’s current branch network, including its usage, proximity to its other branches and customer needs. Following the completion of the aforementioned branch closures, PB will maintain twenty-seven (27) branches in the New York Metro Region, located throughout Brooklyn, Bronx, Manhattan and Queens, as well as in northern New Jersey, still its largest regional retail network in the mainland US.

As a result of PB’s closure of the eleven (11) New York Metro region branches, the Corporation expects to record a total pre-tax charge of approximately $24.5 million, of which $23.1 million is expected to be recognized during the fourth quarter of 2020. This aggregate pre-tax charge includes approximately $2.4 million in costs associated with severance and related benefit costs for the 83 impacted employees and charges of approximately $20.0 million associated with the impairment of right-of-use assets related to the abandonment of real property leases. The Corporation anticipates annual operating expense savings of approximately $13 million as a result of this strategic realignment. These estimates could change as the Corporation’s plan evolves and becomes finalized.

OVERVIEW

Table 2 provides selected financial data and performance indicators for the quarters and nine months ended September 30, 2020 and 2019.

Net interest income on a taxable equivalent basis – Non-GAAP Financial Measure

The Corporation’s interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, certain obligations of the Commonwealth of Puerto Rico and/or its agencies and municipalities and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by Puerto Rico tax law. Thereunder, the exempt interest can be deducted up to the amount of taxable income.

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Tables 3 and 4, along with the reconciliation to net interest income (GAAP), for the quarters and nine months ended September 30, 2020 as compared with the same periods in 2019, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended September 30, 2020

• For the quarter ended September 30, 2020, the Corporation recorded net income of $ 168.4 million, compared to net income of $ 165.3 million for the same quarter of the previous year. Net interest income was $461.0 million, a decrease of $16.0 million when compared to the same quarter of 2019. Net interest margin for the third quarter of 2020 was 3.06%, a decrease of 94 basis points when compared to 4.00% for the same quarter of the previous year, driven by the decrease in the Federal Funds Rate and the increase in average deposits, which were redeployed mostly at overnight Fed Funds, and U.S. Treasuries and agency debt securities and $1.4 billion in loans funded under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). On a taxable equivalent basis, the net interest margin was of 3.37%, compared to 4.45% for the same quarter of the previous year. The provision for credit losses for the loans portfolio decreased by $17.0 million due to lower net charge-offs and was calculated under the new CECL accounting standard. Non-interest income was lower by $13.9 million mostly due to lower income from mortgage banking activities, impacted by the bulk mortgage loan repurchase completed during the quarter, partially offset by a favorable variance in adjustments to indemnity reserves also associated with this loan repurchase. Operating expenses were lower by $15.4 million mainly due to lower personnel cost as a result of lower incentives.

• Total assets at September 30, 2020 amounted to $65.9 billion, compared to $52.1 billion, at December 31, 2019. The increase of $13.8 billion was mainly due to higher money market investments, impacted by the increase in deposits.

• Total deposits at September 30, 2020 increased by $12.2 billion when compared to deposits at December 31, 2019, mainly due to an increase in public sector deposits as well as retail and commercial demand and savings accounts at BPPR.

• Capital ratios continued to be strong. As of September 30, 2020, the Corporation’s common equity tier 1 capital ratio was 15.93%, while the total capital ratio was 18.49%. Refer to Table 9 for capital ratios.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 2 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2020	December 31, 2019	Variance	September 30, 2020	September 30, 2019	Variance
Money market investments	$11,859,924	$3,262,286	$8,597,638	$7,628,941	$1,378,565	$6,250,376
Investment securities[1]	21,478,048	17,946,343	3,531,705	18,868,073	15,641,751	3,226,322
Loans	29,495,270	27,466,076	2,029,194	28,077,906	26,714,236	1,363,670
Earning assets	62,833,242	48,674,705	14,158,537	54,574,920	43,734,552	10,840,368
Total assets	65,910,369	52,115,324	13,795,045	57,776,191	49,796,212	7,979,979
Deposits	56,021,983	43,758,606	12,263,377	49,875,563	41,695,960	8,179,603
Borrowings	1,431,393	1,294,986	136,407	1,340,437	2,271,227	(930,790)
Stockholders’ equity[1]	5,912,085	6,016,779	(104,694)	5,379,472	5,655,011	(275,539)
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2020	2019	Variance	2020	2019	Variance
Net interest income	$461,021	$476,991	$(15,970)	$1,384,997	$1,424,270	$(39,273)
Provision for credit losses - loan portfolios	19,452	36,539	(17,087)	271,551	118,555	152,996
Provision (reversal) for credit losses - investment securities	(314)	-	(314)	(233)	-	(233)
Non-interest income	128,767	142,712	(13,945)	367,465	417,468	(50,003)
Operating expenses	361,066	376,475	(15,409)	1,081,905	1,086,910	(5,005)
Income before income tax	209,584	206,689	2,895	399,239	636,273	(237,034)
Income tax expense	41,168	41,370	(202)	68,893	131,923	(63,030)
Net income	$168,416	$165,319	$3,097	$330,346	$504,350	$(174,004)
Net income applicable to common stock	$168,064	$164,389	$3,675	$328,941	$501,558	$(172,617)
Net income per common share – basic	$2.01	$1.71	$0.30	$3.80	$5.17	$(1.37)
Net income per common share – diluted	$2.00	$1.70	$0.30	$3.80	$5.16	$(1.36)
Dividends declared per common share	$0.40	$0.30	$0.10	$1.20	$0.90	$0.30

		Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information		2020	2019		2020	2019
Common Stock Data
End market price		$36.27	54.08		$36.27	54.08
Book value per common share at period end		69.94	60.57		69.94	60.57
Profitability Ratios
Return on assets		1.06%	1.29%		0.76%	1.35%
Return on common equity		12.46	11.44		8.21	11.96
Net interest spread		2.93	3.73		3.23	3.82
Net interest spread (taxable equivalent) - Non-GAAP		3.24	4.18		3.56	4.22
Net interest margin		3.06	4.00		3.39	4.10
Net interest margin (taxable equivalent) - Non-GAAP		3.37	4.45		3.72	4.51
Capitalization Ratios
Average equity to average assets		8.53%	11.29%		9.31%	11.36%
Common equity Tier 1 capital		15.93	17.46		15.93	17.46
Tier I capital		16.01	17.46		16.01	17.46
Total capital		18.49	20.05		18.49	20.05
Tier 1 leverage		7.80	9.87		7.80	9.87

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Credit Losses; (iii) Loans Acquired with Deteriorated Credit Quality; (iv) Income Taxes; (v) Goodwill; and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2019 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2019 Form 10-K for a summary of the Corporation’s significant accounting policies, including those related to business combinations, and to Notes 3 and 4 to the Consolidated Financial Statements included in this Form 10-Q for information on recently adopted accounting standard updates and changes to our significant accounting policies.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income for the third quarter of 2020 was $461.0 million, a decrease of $16.0 million when compared to $477.0 million for the same quarter of 2019. Taxable equivalent net interest income was $506.8 million for the third quarter of 2020, a decrease of $23.9 million when compared to $530.6 million for the same quarter of 2019.

Net interest margin for the third quarter of 2020 was 3.06%, a decrease of 94 basis points when compared to 4.00% for the same quarter of the previous year. The lower net interest margin for the quarter is driven by the decrease of 225 basis points in the Federal Funds Rate when compared to the same quarter in 2019 and the increase in average deposits by $12.1 billion which were redeployed mostly in overnight Fed Funds, U.S. Treasury and agency debt securities and $1.4 billion in loans funded under the SBA PPP. These assets, although accretive to net interest income, are low yielding assets and compressed the net interest margin. Management took actions to deploy a portion of this liquidity by acquiring investment securities, including U.S. agency mortgage backed securities and executing the $807.6 million in bulk loan repurchases from its GNMA, FNMA and FHMLC loan servicing portfolios. The net interest margin, on a taxable equivalent basis, for the third quarter of 2020 was 3.37%, a decrease of 108 basis points when compared to 4.45% for the same quarter of 2019.The detailed variances of the decrease in net interest income are described below:

Negative variances:

• Lower interest income from money market investments related to the decrease in the Federal funds rate, partially offset by an increase in average volume;

• Lower interest income from investment securities due to lower rates, partially offset by a higher volume of U.S. Treasuries and U.S. agency mortgage backed agency securities to deploy liquidity and to benefit from the Puerto Rico tax exemption of these assets; and

• Lower interest income from loans driven by the lower amortization of fair value discount of the auto loan portfolio acquired from Wells Fargo’s auto finance subsidiary in Puerto Rico during 2019 (“Reliable”), waived fees on past due loans associated to the moratorium to mitigate the financial impact of the COVID-19 pandemic and by the impact of the decrease in rates in variable rate loans and loans issued under a lower interest rate environment. Partially offsetting these negative variances is a higher average loan balance mainly auto loan financing and SBA PPP loans. The latter carry a yield of approximately 2.88%, including the amortization of fees received under the program.

Positive variances:

• Lower interest expense on deposits due to lower interest cost by 56 basis points resulting from the decrease in market rates, mostly on Puerto Rico Government and U.S. deposits, and management actions to reduce rates in most categories. On the other hand, interest bearing deposits increased $8.1 billion when compared with the same quarter in 2019, therefore increasing interest expense. The increase in deposit balances that we have experienced in the past three years has been amplified during 2020 by the inflow of deposits from the relief and assistance programs provided by the P.R. and Federal governments in response to the pandemic.

Interest income for the quarter ended September 30, 2020, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $13.7 million, including $6.7 million on fees related to SBA PPP loans, compared with $13.2 million income from the same quarter in 2019. Excluding the impact of SBA PPP fees, the decrease is related to lower amortization of the fair value discount of the portfolio acquired from Reliable and to waived fees.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarters ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2020	2019	Variance	2020	2019	Variance		2020	2019	Variance	Rate	Volume
(In millions)							(In thousands)
$10,853	$3,532	$7,321	0.10%	2.15%	(2.05)%	Money market investments	$2,773	$19,119	$(16,346)	$(30,107)	$13,761
20,405	17,022	3,383	2.22	3.25	(1.03)	Investment securities [1]	113,603	139,130	(25,527)	(49,491)	23,964
79	63	16	5.44	8.18	(2.74)	Trading securities	1,079	1,289	(210)	(498)	288
						Total money market,
						investment and trading
31,337	20,617	10,720	1.49	3.08	(1.59)	securities	117,455	159,538	(42,083)	(80,096)	38,013
						Loans:
13,669	12,167	1,502	4.95	6.11	(1.16)	Commercial	170,124	187,270	(17,146)	(38,522)	21,376
930	809	121	5.67	6.50	(0.83)	Construction	13,251	13,256	(5)	(1,844)	1,839
1,122	1,004	118	6.08	6.03	0.05	Leasing	17,069	15,133	1,936	130	1,806
7,094	7,127	(33)	5.40	5.37	0.03	Mortgage	95,770	95,708	62	512	(450)
2,722	2,918	(196)	11.21	11.77	(0.56)	Consumer	76,696	86,544	(9,848)	(4,354)	(5,493)
3,006	2,867	139	9.08	9.44	(0.36)	Auto	68,604	68,183	421	(2,803)	3,223
28,543	26,892	1,651	6.16	6.89	(0.73)	Total loans	441,514	466,094	(24,580)	(46,881)	22,301
$59,880	$47,509	$12,371	3.72%	5.24%	(1.52)%	Total earning assets	$558,969	$625,632	$(66,663)	$(126,977)	$60,314
						Interest bearing deposits:
$21,225	$15,958	$5,267	0.17%	0.94%	(0.77)%	NOW and money market [2]	$9,063	$37,670	$(28,607)	$(36,237)	$7,630
13,103	10,241	2,862	0.25	0.46	(0.21)	Savings	8,328	11,839	(3,511)	(6,737)	3,226
7,810	7,829	(19)	1.03	1.48	(0.45)	Time deposits	20,164	29,251	(9,087)	(8,441)	(646)
42,138	34,028	8,110	0.35	0.92	(0.57)	Total deposits	37,555	78,760	(41,205)	(51,415)	10,210
138	236	(98)	1.19	2.64	(1.45)	Short-term borrowings	416	1,573	(1,157)	(646)	(511)
						Other medium and
1,220	1,204	16	4.67	4.88	(0.21)	long-term debt	14,209	14,653	(444)	(567)	123
						Total interest bearing
43,496	35,468	8,028	0.48	1.06	(0.58)	liabilities	52,180	94,986	(42,806)	(52,628)	9,822
12,806	8,794	4,012				Demand deposits
3,578	3,247	331				Other sources of funds
$59,880	$47,509	$12,371	0.35%	0.79%	(0.44)%	Total source of funds	52,180	94,986	(42,806)	(52,628)	9,822
						Net interest margin/
			3.37%	4.45%	(1.08)%	income on a taxable equivalent basis (Non-GAAP)	506,789	530,646	(23,857)	$(74,349)	$50,492
			3.24%	4.18%	(0.94)%	Net interest spread
						Taxable equivalent adjustment	45,769	53,656	(7,887)
						Net interest margin/ income
			3.06%	4.00%	(0.94)%	non-taxable equivalent basis (GAAP)	$461,020	$476,990	$(15,970)
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

Net interest income for the nine months period ended September 30, 2020 was $1.4 billion, flat when compared to the same period in 2019, reflecting a decrease of $39.3 million. Taxable equivalent net interest income was $1.5 billion for the nine months ended September 30, 2020, compared to $1.6 billion for the same period of 2019, a decrease of $43.9 million. Net interest margin was 3.39%, a decrease of 71 basis points when compared to 4.10% in 2019. The drivers to the decrease in net interest margin are similar to those of the quarter; driven principally by the lower market rates, the increase in deposit volume and the investment of those deposits mostly in money market investments, debt securities and in loans, mainly under the SBA PPP. Net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2020 was 3.72%, a decrease of 79 basis points when compared to the 4.51% for the same period of 2019. The drivers of the variances in net interest income for the nine-month period are:

Negative variances:

• Lower interest income from money market investments due to the cumulative impact of the decreases in the Federal Reserve interest rate that occurred in 2019 and in March 2020, partially offset by higher volume;

• Lower interest income from investment securities due to lower rates, partially offset by a higher volume of U.S. Treasuries and U.S. agency mortgage backed agency securities to deploy liquidity and to benefit from the Puerto Rico tax exemption of these assets and higher yield; and,

• Lower interest income from loans mainly driven by a lower amortization on the discount on the portfolio acquired from Reliable, waived fees on past due loans associated to the moratoriums granted in connection with the COVID-19 pandemic, and the impact of the decrease in rates in variable rate loans and new production, partially offset by higher volume of loans, mainly SBA PPP loans and auto loan financing.

Positive variances:

• Lower interest expense on deposits due to lower interest cost resulting from the decrease in market rates, mostly on Puerto Rico Government and U.S. deposits and management action to reduce deposit cost in most categories, partially offset by higher average balance of interest-bearing deposits.

Interest income for the nine months ended September 30, 2020 included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $39.3 million income, including $10.9 million in SBA PPP loan fees, compared with $43.9 million in income for the same period in 2019. Excluding SBA PPP loans, the decrease is mostly due to a lower amortization from the Reliable portfolio, as mentioned above, and waived fees from the moratoriums granted as relief as a result of the COVID-19 pandemic.

Table 4 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Nine months ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2020	2019	Variance	2020	2019	Variance		2020	2019	Variance	Rate	Volume
(In millions)							(In thousands)
$7,629	$4,049	$3,580	0.29%	2.34%	(2.05)%	Money market investments	$16,789	$70,874	$(54,085)	$(89,108)	$35,023
18,804	15,576	3,228	2.45	3.22	(0.77)	Investment securities [1]	344,926	375,705	(30,779)	(96,069)	65,290
64	66	(2)	6.20	7.81	(1.61)	Trading securities	2,960	3,852	(892)	(772)	(120)
						Total money market,
						investment and trading
26,497	19,691	6,806	1.84	3.06	(1.22)	securities	364,675	450,431	(85,756)	(185,949)	100,193
						Loans:
13,122	12,137	985	5.31	6.20	(0.89)	Commercial	522,126	562,355	(40,229)	(83,484)	43,255
909	807	102	5.83	6.69	(0.86)	Construction	39,649	40,424	(775)	(5,515)	4,740
1,092	973	119	6.04	6.06	(0.02)	Leasing	49,480	44,222	5,258	(134)	5,392
7,054	7,125	(71)	5.32	5.36	(0.04)	Mortgage	281,191	286,305	(5,114)	(2,265)	(2,849)
2,916	2,865	51	11.40	11.88	(0.48)	Consumer	248,912	254,615	(5,703)	(10,583)	4,880
2,985	2,807	178	9.06	9.69	(0.63)	Auto	202,372	203,489	(1,117)	(13,630)	12,513
28,078	26,714	1,364	6.39	6.96	(0.57)	Total loans	1,343,730	1,391,410	(47,680)	(115,611)	67,931
$54,575	$46,405	$8,170	4.18%	5.30%	(1.12)%	Total earning assets	$1,708,405	$1,841,841	$(133,436)	$(301,560)	$168,124
						Interest bearing deposits:
$18,956	$14,994	$3,962	0.32%	0.99%	(0.67)%	NOW and money market [2]	$45,909	$110,699	$(64,790)	$(82,187)	$17,397
11,899	10,053	1,846	0.34	0.43	(0.09)	Savings	30,239	32,200	(1,961)	(8,882)	6,921
8,076	7,778	298	1.10	1.46	(0.36)	Time deposits	66,287	85,136	(18,849)	(20,303)	1,454
38,931	32,825	6,106	0.49	0.93	(0.44)	Total deposits	142,435	228,035	(85,600)	(111,372)	25,772
178	242	(64)	1.58	2.67	(1.09)	Short-term borrowings	2,109	4,828	(2,719)	(1,576)	(1,143)
						Other medium and
1,162	1,210	(48)	4.89	4.83	0.06	long-term debt	42,587	43,791	(1,204)	227	(1,431)
						Total interest bearing
40,271	34,277	5,994	0.62	1.08	(0.46)	liabilities	187,131	276,654	(89,523)	(112,721)	23,198
10,945	8,871	2,074				Demand deposits
3,359	3,257	102				Other sources of funds
$54,575	$46,405	$8,170	0.46%	0.80%	(0.34)%	Total source of funds	187,131	276,654	(89,523)	(112,721)	23,198
			3.72%	4.51%	(0.79)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,521,274	1,565,187	(43,913)	$(188,839)	$144,926
			3.56%	4.22%	(0.66)%	Net interest spread
						Taxable equivalent adjustment	136,278	140,918	(4,640)
			3.39%	4.10%	(0.71)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,384,996	$1,424,269	$(39,273)
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

Provision for Credit Losses - Loans Held-in-Portfolio

The Corporation’s provision for credit losses was $19.5 million for the quarter ended September 30, 2020, compared to $36.5 million for the quarter ended September 30, 2019, a decrease of $17.0 million.

As discussed in Note 9 to the Consolidated Financial Statements, within the process to estimate its allowance for credit losses (“ACL”), in the third quarter of 2020 the Corporation applied probability weights to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios. The impact of applying probability weights to alternative scenarios, resulted in an increase in estimated reserves of approximately $31 million. This effect was partially offset by the net impact of net charge-offs, changes to portfolio balances and credit quality.

The provision for credit losses for the BPPR segment was $7.7 million for the quarter ended September 30, 2020, compared to $34.5 million for the quarter ended September 30, 2019, a decrease of $26.8 million. The decrease was mainly due to lower net charge-offs for this quarter, offset by the implementation of the CECL model in 2020. The Popular U.S. segment provision for credit losses amounted to $11.8 million for the quarter ended September 30, 2020, an increase of $9.7 million when compared to $2.1 million for the same quarter in 2019. The increase was due in part to the use of the probability weights in the estimation process during this quarter.

The Corporation’s provision for credit losses was $271.6 million for the nine months ended September 30, 2020, compared to $118.6 million for the nine months ended September 30, 2019, an increase of $153.0 million.

The provision for credit losses for the BPPR segment was $181.1 million for the nine months ended September 30, 2020, compared to $94.9 million for the nine months ended September 30, 2019, an increase of $86.2 million. The Popular U.S. segment provision for credit losses amounted to $90.4 million for the nine months ended September 30, 2020, an increase of $66.8 million when compared to $23.6 million for the same period in 2019.

The increase in the provision for credit losses for the nine month period ended September 30, 2020 when compared to the period of the previous year reflects the impact of the adoption of the new CECL accounting standard, discussed in Note 2 to the Consolidated Financial Statements, as well as the estimated impact of the COVID-19 pandemic. During the quarter ended March 31, 2020, the Corporation recorded $134 million in incremental reserves resulting from the deterioration in the economic outlook driven by the COVID-19 pandemic. Management will continue to carefully review the exposure of the portfolios to COVID-19 related risks, as well as changes in the economic outlook and their effect on credit quality.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

During the quarter ended September 30, 2020, the Corporation recorded a release of $0.3 million on its Allowance for Credit Losses (“ACL”) related to its investment securities portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. The decrease in the ACL is mainly related to the lower balances of obligations from the Government of Puerto Rico, states and political subdivisions. At September 30, 2020, the total allowance for credit losses for this portfolio amounted to $12.4 million.

Non-Interest Income

Non-interest income amounted to $128.8 million for the quarter ended September 30, 2020, compared to $142.7 million for the same quarter of the previous year. The decrease in non-interest income by $13.9 million was primarily driven by:

• lower service charges on deposit accounts by $4.1 million, mainly in the BPPR segment, principally due to higher average deposit balances;

• lower income from mortgage banking activities by $20.0 million mainly due to higher unfavorable fair value adjustments on mortgage servicing rights (“MSRs”) by $15.6 million, of which $8.8 million was related to the bulk loan repurchases from the Corporation’s GNMA, FNMA and FHLMC loan servicing portfolio; and $10.5 million in interest advanced losses related to the loans repurchased in bulk from GNMA; partially offset by higher gains on securitization transactions and whole loan sales by $5.5 million; and

• an unfavorable variance in net loss (gain) on sale of loans, including valuation adjustments, of $2.2 million mainly due to a $2.0 million negative adjustment recognized during the third quarter of 2020 on the held-for-sale taxi medallion portfolio at PB;

Partially offset by:

• an increase in net gain, including impairment, on equity securities of $4.9 million mainly related to a $4.1 million gain on sale of certain equity securities at PB during the third quarter of 2020; and

• a favorable variance in adjustments to indemnity reserves of $7.6 million mainly due to a $5.1 million recourse reserve release related to the bulk loan repurchase from FNMA and FHLMC.

Non-interest income amounted to $367.5 million for the nine months ended September 30, 2020, compared to $417.5 million for the same period of the previous year. Non-interest income decreased by $50.0 million primarily driven by:

• lower service charges on deposit accounts by $10.6 million due to the combined impact of lower transactions and the waiver of fees as a result of the pandemic and higher average balances during the third quarter of 2020, as previously explained;

• lower other service fees by $22.9 million mainly due to lower credit and debit card fees by $11.2 million mainly due to lower transactional volumes and the waiver of service charges and late charges as a result of the pandemic, lower insurance fees by $6.4 million in part due to $3.5 million in contingent commissions received during the second quarter of 2019, and lower other fees by $5.1 million in part due to lower retail auto loan servicing fee income; and

• lower income from mortgage banking activities by $18.0 million mainly due to lower mortgage servicing fees by $2.4 million due to a decrease in collections resulting from the payment moratoriums; higher unfavorable fair value adjustments on MSRs by $7.5 million, of which $8.8 million was related to the previously mentioned bulk loan repurchases; $10.5 million in interest advanced losses related to the previously mentioned bulk loan repurchases from GNMA and higher realized losses on closed derivatives positions by $2.8 million; partially offset by higher gains on securitization transactions and whole loan sales by $5.7 million.

Operating Expenses

Operating expenses amounted to $361.1 million for the quarter ended September 30, 2020, a decrease of $15.4 million when compared with the same quarter of 2019, driven primarily by:

• Lower personnel cost by $11.7 million mainly due to lower incentives related to the profit-sharing plan which is tied to the Corporation’s financial performance by $9.4 million and lower commission, incentive and other bonuses by $4.5 million;

• Lower professional fees by $2.1 million due to lower advisory expenses by $2.2 million related to corporate initiatives and lower collections, appraisals and other credit related fees by $1.3 million; partially offset by higher programming, processing and other technology services by $1.8 million mainly due to higher volume of transactions;

• Lower business promotions by $3.7 million due to lower advertising expense by $1.9 million and lower consumer reward program expense by $0.9 million;

• Lower OREO expenses by $1.4 million due to lower foreclosure expenses; and

• Lower other operating expenses by $2.3 million mainly due to lower pension plan cost by $3.3 million due to annual changes in actuarial assumptions, $2.6 million loss recorded in 2019 related to an undeveloped corporate site which was placed for sale and subsequently sold, and lower transportation and traveling expenses by $1.3 million due to the pandemic; partially offset by higher credit and debit card processing expenses by $2.3 million due to higher volume of transactions.

These decreases were partially offset by:

• Higher equipment expenses by $2.5 million mainly due to higher software license cost; and

• Higher FDIC deposit insurance expense by $3.6 million due to an increase in the assessment base.

Operating expenses amounted to $1.1 billion for the nine months ended September 30, 2020, a decrease of $5.0 million when compared with the same period of 2019, driven primarily by:

• Lower personnel cost by $10.4 million mainly due to due to lower incentives related to the profit-sharing plan by $19.3 million and lower commission, incentive and other bonuses by $11.6 million; partially offset by higher salaries by $17.5 million due to increase in headcount, annual salary revision and additional calendar hours of accrued salaries;

• Lower business promotions by $11.0 million due to lower advertising expense by $7.4 million as a result of expenses associated with the integration of Reliable during 2019 and lower consumer reward program expense by $2.7 million;

• Lower OREO expenses by $3.2 million due to the temporary suspension of foreclosure activity as part of the pandemic relief measures; and

• Lower other operating expenses by $2.7 million mainly due to lower pension plan cost by $10.0 million due to annual changes in actuarial assumptions and lower transportation and traveling expenses by $2.5 million due to the pandemic; partially offset by higher provision for unused loan commitments by $9.9 million, higher credit and debit card processing expenses by $4.3 million and higher reserves for operational losses by $2.8 million.

These decreases were partially offset by:

• Higher net occupancy expenses by $5.1 million due to higher cleaning costs and lower building rental and parking income;

• Higher equipment expenses by $3.9 million due to higher software license costs and maintenance expenses;

• Higher professional fees by $8.8 million primarily due to higher advisory expenses by $9.0 million related to Corporate initiatives, higher audit and tax services by $3.9 million mainly related to work on new accounting pronouncements and higher programming, processing and other technology services by $2.8 million; partially offset by lower collections, appraisals and other credit related fees by $3.0 million due to the temporary suspension of collection efforts related to the pandemic and lower legal fees by $2.5 million; and

• Higher FDIC deposit insurance expense by $4.0 million due to an increase in the assessment base.

Table 5 - Operating Expenses
	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Personnel costs:
Salaries	$91,891	$90,016	$1,875	$278,116	$260,627	$17,489
Commissions, incentives and other bonuses	17,849	22,360	(4,511)	59,183	70,757	(11,574)
Pension, postretirement and medical insurance	10,639	10,356	283	31,669	30,523	1,146
Other personnel costs, including payroll taxes	15,562	24,950	(9,388)	52,970	70,391	(17,421)
Total personnel costs	135,941	147,682	(11,741)	421,938	432,298	(10,360)
Net occupancy expenses	25,907	24,595	1,312	76,552	71,431	5,121
Equipment expenses	24,088	21,596	2,492	66,537	62,624	3,913
Other taxes	13,918	14,028	(110)	40,922	38,267	2,655
Professional fees:
Collections, appraisals and other credit related fees	2,862	4,131	(1,269)	9,640	12,596	(2,956)
Programming, processing and other technology services	64,876	63,092	1,784	187,082	184,303	2,779
Legal fees, excluding collections	2,707	2,415	292	7,877	10,350	(2,473)
Other professional fees	26,029	28,923	(2,894)	85,493	74,026	11,467
Total professional fees	96,474	98,561	(2,087)	290,092	281,275	8,817
Communications	5,694	5,881	(187)	17,222	17,685	(463)
Business promotion	14,664	18,365	(3,701)	41,142	52,158	(11,016)
FDIC deposit insurance	6,568	2,923	3,645	16,988	13,007	3,981
Other real estate owned (OREO) (income) expenses	(1,615)	(185)	(1,430)	520	3,729	(3,209)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	11,744	9,450	2,294	31,899	27,573	4,326
Operational losses	8,837	8,832	5	21,339	18,498	2,841
All other	17,770	22,348	(4,578)	51,409	61,283	(9,874)
Total other operating expenses	38,351	40,630	(2,279)	104,647	107,354	(2,707)
Amortization of intangibles	1,076	2,399	(1,323)	5,345	7,082	(1,737)
Total operating expenses	$361,066	$376,475	$(15,409)	$1,081,905	$1,086,910	$(5,005)

INCOME TAXES

For the nine-month period ended September 30, 2020, the Corporation recorded an income tax expense of $68.9 million with an effective tax rate (“ETR”) of 17%, compared to $131.9 million with an ETR of 21% for the same period of 2019. The income tax expense and ETR for the nine-month period ended September 30, 2020 reflects the impact of lower pre-tax income, resulting primarily from a higher provision for credit losses and the impact of the COVID-19 pandemic. The Corporation expects a consolidated ETR for the fourth quarter of 2020 to be within a range of 19% to 22%. This expectation will be impacted by the composition and source of its pre-tax income.

At September 30, 2020, the Corporation had a deferred tax asset amounting to $0.9 billion, net of a valuation allowance of $0.5 billion. The deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net income of $4.8 million for the quarter ended September 30, 2020, compared with a net income of $3.4 million for the same quarter of the previous year. For the nine-month period ended September 30, 2020, the Corporate group reported a net income of $7.3 million, compared to a net income of $5.4 million for the same period of the previous year.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $153.8 million for the quarter ended September 30, 2020, compared with net income of $143.3 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results include the following:

• Lower net interest income by $17.5 million mainly due to:

• Lower interest income from investment securities by $34.6 million largely due to lower yields due to the decrease in the Federal Reserve interest rates, partially offset by higher average balances; and

• Lower interest income from loans by $16.3 million due to lower yields, principally in the commercial portfolio.

Partially offset by:

• Lower interest expense on deposits by $32.9 million mainly due to a lower cost of public sector deposits, partially offset by higher average balances.

The net interest margin for the quarter ended September 30, 2020 was 3.13% compared to 4.26% for the same quarter in the previous year. The decrease in net interest margin is driven by a lower yield in earning assets, and earning asset mix, partially offset by a lower cost of public sector deposits.

• The total provision for credit losses for the third quarter of 2020 was $7.3 million, compared to $34.5 million for the same quarter of the previous year. The decrease of $27.2 million was mainly due to lower net charge offs in the quarter.

• Non-interest income was lower by $17.3 million mainly due to:

• Lower service charges on deposit accounts by $3.2 million due to lower transaction volumes; and

• Unfavorable variance in mortgage banking activities by $20.9 million mainly due to $10.5 million in interest advanced losses related to the loans repurchased in bulk from GNMA; and an unfavorable variance in fair value adjustment on mortgage servicing rights of $15.6 million, of which $8.8 million was related to the bulk loan repurchase; partially offset by higher gains on securitization transactions and whole loan sales by $5.5 million.

Partially offset by:

• Favorable variance in adjustments to indemnity reserves of $7.6 million mainly due to the release of reserves associated with the bulk loan repurchase completed in the quarter.

• Lower operating expenses by $18.7 million mostly due to:

• Lower personnel cost by $9.3 million due mainly to the profit-sharing plan accrual of $8.3 million recorded in the third quarter of 2019;

• Lower professional fees by $8.6 million due to lower advisory services and lower collection and credit related expenses; and

• Lower OREO expenses by $3.0 million due to lower maintenance costs on foreclosed mortgage properties.

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $339.8 million for the nine-month period ended September 30, 2020, compared with net income of $457.4 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results include the following:

• Lower net interest income by $39.6 million mainly due to:

• Lower interest income from investment securities by $78.7 million largely due lower yields due to the decrease in the Federal Reserve interest rates, partially offset by higher average balances; and

• Lower interest income from loans by $38.4 million due to lower yields, mainly in the commercial portfolio.

Partially offset by:

• Lower interest expense on deposits by $76.1 million mainly due to a lower cost of public sector deposits.

The net interest margin for the nine-month period ended September 30, 2020 decreased to 3.53% from 4.36% for the same period in the previous year, mainly due to lower yields in earning assets, partially offset by a lower cost of public sector deposits.

• The total provision for credit losses for the nine months ended September 30, 2020 was $180.7 million, compared to $94.7 million for the same period of the previous year. The increase of $86 million was mainly due to the impact of the adoption of the new CECL accounting standard and the estimated impact of the COVID-19 pandemic, partially offset by lower net charge offs in the third quarter of 2020.

• Non-interest income was lower by $53.5 million mainly due to:

• Lower service charges on deposit accounts by $7.8 million due to lower transaction volumes and the waiver of fees as part of the pandemic relief initiatives;

• Lower other service fees by $21.5 million driven by lower debit and credit card transactions and the waiver of fees as part of the pandemic relief initiatives;

• Lower income from mortgage banking activities by $19.2 million mainly due the loss of $10.5 million in interest advanced related to the GSEs bulk loan repurchase and to higher unfavorable fair value adjustment on mortgage servicing rights, as discussed above; and

• Lower other operating income by $4.2 million mainly due to lower auto daily rental income and lower recoveries from previously charged off auto loans.

• Lower operating expenses by $13.1 million mostly due to:

• Lower personnel costs by $7.5 million due to the profit-sharing plan accrual of $16.4 million recorded in 2019, partially offset by higher salaries by $7.2 million;

• Lower professional fees by $13.3 million due to lower collection and credit related expenses, lower legal and attorney fees and lower advisory fees;

• Lower business promotion expense by $8.5 million driven by lower advertising expense and lower customer reward program expense; and

• Lower OREO expenses by $5.1 million due to lower maintenance costs related to foreclosed mortgage properties.

Partially offset by:

• Higher occupancy expense by $3.9 million mainly due to higher cleaning costs and lower building rental income and parking revenues as a result of the lockdown related to the pandemic; and

• Higher other operating expenses by $13.3 million mainly due to higher Corporate expense allocations related to consulting and advisory fees and higher provision for unused commitments.

• Lower income tax expense by $48.4 million mainly due to lower income before tax.

Popular U.S.

For the quarter ended September 30, 2020, the reportable segment of Popular U.S. reported a net income of $9.4 million, compared with a net income of $18.2 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher provision for credit losses by $9.7 million mainly due to the impact of applying probability weighted scenarios in its estimation process during this quarter as discussed in Note 9;

• Higher operating expenses by $3.4 million due to:

• Higher other operating expenses by $8.4 million due in part to higher operational losses reserves and provision for unused commitments; and

• Higher FDIC assessment expense by $2.4 million due to an increase in the assessment base.

Partially offset by:

• Lower personnel costs by $3.4 million due to lower salaries and other benefits; and

• Lower professional fees by $4.8 million due to lower intercompany advisory fees allocations.

Partially offset by:

• Higher net interest income by $2.1 million due mainly to lower cost of deposits, partially offset by lower income from loans, primarily due to lower yields on commercial loans.

The net interest margin for the third quarter of 2020 was 3.18% compared to 3.29% or the same quarter of the previous year. The decrease in the net interest margin was mainly related to lower yields from earning assets, driven by the decrease in market rates.

For the nine-month period ended September 30, 2020, the reportable segment of Popular U.S. reported a net loss of $17.0 million, compared with a net income of $41.3 million for the same period of the previous year.

Net interest income was relatively flat when compared with the same period of the previous year. Net interest margin declined from 3.37% to 3.15%, due mainly to lower yields, offset by higher average balance of earning assets and lower deposit costs.

The factors that contributed to the variance in the financial results included the following:

• Higher provision for credit losses by $66.8 million due to the implementation of CECL and the estimated impact of the COVID-19 pandemic.

• Higher operating expenses by $9.0 million mainly due to:

• Higher other operating expenses by $12.3 million due to higher reserve for operational losses, Corporate expense allocations for advisory services and a higher provision for unused commitments.

Partially offset by:

• Lower personnel costs by $5.3 million, including the accrual for the profit-sharing plan incentive recorded in 2019.

Income tax favorable variance of $14.9 million mainly due to the loss before tax for the nine-month period ended September 30, 2020.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $65.9 billion at September 30, 2020, compared to $52.1 billion at December 31, 2019. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments, trading and investment securities

Money market investments totaled $11.9 billion at September 30, 2020, compared to $3.3 billion at December 31, 2019. The increase was mainly due to an increase in deposits, partially offset by purchases of debt securities available-for-sale, originations of PPP loans and bulk loan repurchases from the Corporation’s GSEs loan servicing portfolios.

Debt securities available-for-sale increased by $3.5 billion to $21.2 billion at September 30, 2020. The increase was mainly due to purchases of U.S. agency mortgage-backed securities, partially offset by maturities and paydowns of U.S. Treasury securities. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 6 for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Also, refer to Note 8 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $2.0 billion to $ 29.4 billion at September 30, 2020 mainly driven by growth of commercial loans due to originations of SBA PPP loans at both BPPR and PB and an increase of $0.7 billion in mortgage loans mainly due to the bulk loan repurchases from the Corporation’s GSEs loan servicing portfolios.

The allowance for credit losses for the loan portfolio increased by $0.4 billion, which includes the impact of the adoption of CECL and reserves resulting from the deterioration in the economic outlook as result of the COVID-19 pandemic. Refer to the Credit Quality section of the MD&A for additional information on the Allowance for credit losses for the loan portfolio.

Table 6 - Loans Ending Balances
(In thousands)	September 30, 2020	December 31, 2019	Variance
Loans held-in-portfolio:
Commercial	$13,611,374	$12,312,751	$1,298,623
Construction	936,274	831,092	105,182
Legacy[1]	16,168	22,105	(5,937)
Lease financing	1,153,108	1,059,507	93,601
Mortgage	7,924,441	7,183,532	740,909
Auto	3,045,453	2,917,522	127,931
Consumer	2,705,692	3,080,364	(374,672)
Total loans held-in-portfolio	29,392,510	27,406,873	1,985,637
Loans held-for-sale:
Commercial	4,070	-	4,070
Mortgage	98,690	59,203	39,487
Total loans held-for-sale	102,760	59,203	43,557
Total loans	$29,495,270	$27,466,076	$2,029,194

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. segment.

Other assets

Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019.

Liabilities

The Corporation’s total liabilities were $60.0 billion at September 30, 2020, compared to $46.1 billion at December 31, 2019.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2020 and December 31, 2019 is included in Table 7.

Table 7 - Financing to Total Assets
	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2020	2019	from 2019 to 2020	2020	2019
Non-interest bearing deposits	$13,546	$9,160	47.9%	20.5%	17.6%
Interest-bearing core deposits	37,027	29,610	25.0	56.2	56.8
Other interest-bearing deposits	5,449	4,988	9.2	8.3	9.6
Repurchase agreements	106	193	(45.1)	0.2	0.4
Other short-term borrowings	100	-	N.M.	0.1	-
Notes payable	1,201	1,102	9.0	1.8	2.1
Other liabilities	2,569	1,045	N.M.	3.9	2.0
Stockholders’ equity	5,912	6,017	(1.7)	9.0	11.5

Deposits

The Corporation’s deposits totaled $56.0 billion at September 30, 2020, compared to $43.8 billion at December 31, 2019. The increase in deposits of $12.2 billion was mainly due to an increase at BPPR of public sector deposits by $4.0 billion and retail and commercial demand and savings accounts by $7.7 billion, including $0.7 billion in GNMA custodial deposit balances related to the previously mentioned repurchases that were transferred out in early October 2020. Public sector deposit balances are expected to decline over the long term. However, the receipt by the P.R. Government of additional COVID-19-related Federal assistance and seasonal tax collections are likely to increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which the Coronavirus Aid, Relief and Economic Security Act “CARES Act” assistance is distributed. Refer to Table 8 for a breakdown of the Corporation’s deposits at September 30, 2020 and December 31, 2019.

Table 8 - Deposits Ending Balances
(In thousands)	September 30, 2020	December 31, 2019	Variance
Demand deposits [1]	$22,929,040	$16,566,145	$6,362,895
Savings, NOW and money market deposits (non-brokered)	24,696,244	19,169,899	5,526,345
Savings, NOW and money market deposits (brokered)	551,770	347,765	204,005
Time deposits (non-brokered)	7,664,361	7,546,621	117,740
Time deposits (brokered CDs)	180,568	128,176	52,392
Total deposits	$56,021,983	$43,758,606	$12,263,377
[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings increased by $0.1 billion to $1.4 billion at September 30, 2020 mainly due to an increase in FHLB advances at PB. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities increased by $1.5 billion to $2.6 billion at September 30, 2020, when compared to December 31, 2019, mainly due to an increase in unsettled purchases of debt securities.

Stockholders’ Equity

Stockholders’ equity totaled $5.9 billion at September 30, 2020, a decrease of $104.7 million when compared to December 31, 2019, principally due to the impact of the $500 million accelerated share repurchase transaction completed during the first quarter of 2020, a reduction in preferred stock of $28.0 million due to the redemption of all outstanding shares of 2008 Series B preferred stock, the cumulative effect of $205.8 million related to the adoption of CECL, declared dividends of $102.9 million on common stock, and $1.4 million in dividends on preferred stock, partially offset by the net income for the nine months ended September 30, 2020 of $330.3 million and an increase of unrealized gains on debt securities available-for-sale by $391.7 million. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2020, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 9, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2020 and December 31, 2019.

Table 9 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2020	December 31, 2019
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$6,113,424	$5,966,619
AOCI related adjustments due to opt-out election	(286,909)	113,155
Goodwill, net of associated deferred tax liability (DTL)	(592,852)	(596,994)
Intangible assets, net of associated DTLs	(23,518)	(28,780)
Deferred tax assets and other deductions	(363,846)	(332,763)
Common equity tier 1 capital	$4,846,299	$5,121,237
Additional tier 1 capital:
Preferred stock	22,143	50,160
Other additional tier 1 capital deductions	-	(50,160)
Additional tier 1 capital	$22,143	$-
Tier 1 capital	$4,868,442	$5,121,237
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	382,613	363,638
Tier 2 capital	$756,350	$737,375
Total risk-based capital	$5,624,792	$5,858,612
Minimum total capital requirement to be well capitalized	$3,041,709	$2,884,037
Excess total capital over minimum well capitalized	$2,583,083	$2,974,575
Total risk-weighted assets	$30,417,091	$28,840,368
Total assets for leverage ratio	$62,455,157	$51,057,484
Risk-based capital ratios:
Common equity tier 1 capital	15.93%	17.76%
Tier 1 capital	16.01	17.76
Total capital	18.49	20.31
Tier 1 leverage	7.80	10.03

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2020, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

On April 1, 2020, the Corporation adopted the final rule issued by the federal banking regulatory agencies pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 that simplified several requirements in the agencies' regulatory capital rules. These rules simplified the regulatory capital requirement for mortgage servicing assets (MSAs), deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions by raising the CET1 deduction threshold from 10% to 25%. The 15% CET 1 deduction threshold which applies to the aggregate amount of such items was eliminated. The rule also requires, among other changes, increasing from 100% to 250% the risk weight to MSAs and temporary difference deferred tax asset not deducted from capital. For investments in the capital of unconsolidated financial institutions, the risk weight would be based on the exposure category of the investment. As a result of these rules, the Corporation’s CET1 decreased by 54 bps.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, total capital ratio, and leverage capital ratio as of September 30, 2020 as compared to December 31, 2019 was mainly attributed to the accelerated share repurchase transaction of $500 million completed during the second quarter of 2020, and to the increase in risk weighted assets driven by the increase from 100% to 250% in the risk weight assets of MSAs and temporary difference deferred tax asset not deducted from capital, resulting from the adoption of the aforementioned final rule.

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

Table 10 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2020, and December 31, 2019.

Table 10 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2020	December 31, 2019
Total stockholders’ equity	$5,912,085	$6,016,779
Less: Preferred stock	(22,143)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(23,518)	(28,780)
Total tangible common equity	$5,195,302	$5,266,717
Total assets	$65,910,369	$52,115,324
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(23,518)	(28,780)
Total tangible assets	$65,215,729	$51,415,422
Tangible common equity to tangible assets	7.97%	10.24%
Common shares outstanding at end of period	84,219,464	95,589,629
Tangible book value per common share	$61.69	$55.10

	Quarterly average
Total stockholders’ equity [1]	$5,383,126	$5,887,125
Less: Preferred Stock	(22,143)	(50,160)
Less: Goodwill	(671,121)	(671,121)
Less: Other intangibles	(24,161)	(20,674)
Total tangible common equity	$4,665,701	$5,145,170
Return on average tangible common equity	14.32%	12.79%
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

Table 11 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2020.

Table 11 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2020	Years 2021 - 2022	Years 2023 - 2024	Years 2025 - thereafter	Total
Commitments to extend credit	$6,577,031	$1,915,746	$363,007	$120,622	$8,976,406
Commercial letters of credit	3,105	285	-	-	3,390
Standby letters of credit	4,543	54,774	-	-	59,317
Commitments to originate or fund mortgage loans	105,412	3,979	-	-	109,391
Total	$6,690,091	$1,974,784	$363,007	$120,622	$9,148,504

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $21.2 billion as of September 30, 2020. Other assets subject to market risk include loans held-for-sale, which amounted to $103 million, mortgage servicing rights (“MSRs”) which amounted to $124 million and securities classified as “trading”, which amounted to $33 million, as of September 30, 2020.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at September 30, 2020 and December 31, 2019, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 12 - Net Interest Income Sensitivity (One Year Projection)
	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$203,621	11.51%	$64,351	3.37%
+200 basis points	100,356	5.67	32,766	1.72
+100 basis points	49,089	2.77	16,379	0.86
-100 basis points	(49,056)	(2.77)	(35,213)	(1.84)
-200 basis points	(63,630)	(3.60)	(131,874)	(6.91)

As of September 30, 2020, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The changes in sensitivity for the period are primarily driven by large deposit increases of over $12 billion along with reductions in the rates paid for deposit products. Overall, rates are now considered to be close to their “lower bound” because we currently assume, in our interest risk models, that rates will not reach negative values. This has the effect of reducing sensitivity in most products given that rates are close to zero in most curve tenors and therefore have little room to fall further in the declining rates scenarios. We would expect this “flooring” effect on sensitivity to declining rates to reverse itself if rates were to rise, because it would mean that rates would once again have more room to fall. In contrast, the sensitivity to rising rate scenarios notably increased as most of the increase in deposits remained in short-term assets and cash at the close of the quarter.

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

At September 30, 2020, the Corporation held trading securities with a fair value of $33 million, representing approximately 0.1% of the Corporation’s total assets, compared with $40 million and 0.1%, respectively, at December 31, 2019. As shown in Table 13, the trading portfolio consists principally of mortgage-backed securities which at September 30, 2020 were investment grade securities. As of September 30, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations ($0.6 million as of December 31, 2019). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $ 20 thousand for the quarter ended September 30, 2020 and a net trading account gain of $295 thousand for the quarter ended September 30, 2019.

Table 13 - Trading Portfolio
	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$24,944	5.45%	$28,556	5.28%
U.S. Treasury securities	4,106	0.08	7,083	1.22
Collateralized mortgage obligations	484	5.71	606	5.72
Puerto Rico government obligations	105	0.50	633	2.60
Interest-only strips	413	12.00	440	12.05
Other	3,001	1.21	3,003	2.79
Total	$33,053	4.47%	$40,321	4.42%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.4 million for the last week in September 2020. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Liquidity

The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all of its financial obligations, finance expected future growth, fund planned capital distributions and maintain a reasonable safety margin for cash commitments under both normal and stressed market conditions. The Board of Directors is responsible for establishing the Corporation’s tolerance for liquidity risk, including approving relevant risk limits and policies. The Board of Directors has delegated the monitoring of these risks to the Board’s Risk Management Committee and the Asset/Liability Management Committee. The management of liquidity risk, on a long-term and day-to-day basis, is the responsibility of the Corporate Treasury Division. The Corporation’s Corporate Treasurer is responsible for implementing the policies and procedures approved by the Board of Directors and for monitoring the Corporation’s liquidity position on an ongoing basis. Also, the Corporate Treasury Division coordinates corporate wide liquidity management strategies and activities with the reportable segments, oversees policy breaches and manages the escalation process. The Financial and Operational Risk Management Division is responsible for the independent monitoring and reporting of adherence with established policies.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 85% of the Corporation’s total assets at September 30, 2020 and 84% at December 31, 2019. The ratio of total ending loans to deposits was 53% at September 30, 2020, compared to 63% at December 31, 2019. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.4 billion at September 30, 2020 (December 31, 2019 - $1.3 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

As previously mentioned, during 2020 the Corporation executed actions corresponding to its capital and liquidity strategic plans. These included the $500 million accelerated share repurchase transaction with respect to its common stock and an increase in quarterly common stock dividend from $0.30 per share to $0.40 per share. Refer to additional details of these transactions in Notes 18 - Stockholders Equity and Note 26 - Net Income Per Common Share.

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

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB or, collectively, “the banking subsidiaries”) include retail, commercial and public sector deposits, brokered deposits, unpledged investment securities, mortgage loan securitization and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Bank of New York (the “FRB”) and has a considerable amount of collateral pledged that can be used to raise funds under these facilities.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 8 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 50.6 billion, or 90% of total deposits, at September 30, 2020, compared with $38.8 billion, or 89% of total deposits, at December 31, 2019. Core deposits financed 80% of the Corporation’s earning assets at September 30, 2020, compared with 80% at December 31, 2019.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at September 30, 2020 is presented in the table that follows:

Table 14 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,640,267
3 to 6 months	389,274
6 to 12 months	465,745
Over 12 months	1,272,386
Total	$4,767,672

The Corporation had $ 0.7 billion in brokered deposits at September 30, 2020, which financed approximately 1% of its total assets (December 31, 2019 - $0.5 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Company. As of September 30, 2020, total public sector deposits were $14.6 billion. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash.

At September 30, 2020, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The principal use of these funds includes the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest (related to trust preferred securities), the payment of dividends to common stockholders and capitalizing its banking subsidiaries.

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries; however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. These sources of funding have become more costly due to the Corporation’s principal credit rating being below “investment grade”, which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

The outstanding balance of notes payable at the BHCs amounted to $681 million at September 30, 2020 and $680 million at December 31, 2019.

The contractual maturities of the BHCs notes payable at September 30, 2020 are presented in Table 15.

Table 15 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$296,257
Later years	384,923
Total	$681,180

Annual debt service at the BHCs is approximately $44 million per annum, and the Company’s latest quarterly dividend was $0.40 per share. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of September 30, 2020, the BHCs had cash and money markets investments totaling $250 million, borrowing potential of $149 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $405 million as of September 30, 2020 and it represents an additional source of contingent liquidity.

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

Dividends

During the nine months ended September 30, 2020, the Corporation declared quarterly dividends on its outstanding common stock of $0.40 per share, for a year-to-date total of $ 102.9 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $1.4 million. On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 18 for additional information. During the nine months ended September 30, 2020, the BHC’s received dividends amounting to $578 million from BPPR, $13 million from PIBI which main source of income is derived from its investment in BHD, $6 million in dividends from its non-banking subsidiaries and $2 million in dividends from EVERTEC. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $4.5 billion at September 30, 2020 and $5.4 billion at December 31, 2019. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, for example. Popular, Inc. received $578 million in dividends from BPPR during the nine months ended September 30, 2020 and its ability to continue receiving dividends from BPPR will depend on such banking subsidiary’s financial condition and results of operation.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at September 30, 2020 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $54 million at September 30, 2020. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

COVID-19 Pandemic

On December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since spread globally to other countries and jurisdictions, including the mainland United States and Puerto Rico. In March 2020, the World Health Organization declared the COVID-19 to be a pandemic. The pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in financial markets, and increased unemployment levels worldwide, including in the markets in which we do business. In Puerto Rico, the Governor issued an executive order on March 15, 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. While many of the restrictions have been gradually lifted, a mandatory curfew is still in effect and most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines.

The extent to which the COVID-19 pandemic will continue to have an adverse effect on economic activity in Puerto Rico in the long-term will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the restrictions imposed by governmental authorities and other third parties in response to the same and the amount of federal and local assistance offered to offset the impact of the pandemic. However, the COVID-19 pandemic and the actions taken by governments in response to the same have had a material adverse effect on economic activity worldwide, including in Puerto Rico, and there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact.

In response to the pandemic, on April 2020 the Puerto Rico Legislative Assembly enacted legislation requiring financial institutions to offer moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic through June 2020. In the case of mortgage loans, the moratorium period was extended through August 2020. These moratoriums could, among other things, limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that have benefited from such moratoriums are required to resume loan repayments. Additionally, the Federal Government has also approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that seek to cushion the economic fallout of the pandemic, including guaranteeing through the Small Business Administration’s Paycheck Protection Program (the “PPP”) loans to small and medium businesses.

For a discussion of the impact of the pandemic on the Corporation’s operations and financial results during the second quarter of 2020, refer to the MD&A Significant Events section, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the pandemic, see “Part II – Item 1A – Risk Factors” in this Form 10-Q. For information regarding the projections of the 2020 Fiscal Plan (defined below) with respect to the impact of the pandemic, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, dated June 2020, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3.2% and 4.2%, respectively. The Planning Board estimates that real GNP increased approximately

1.5% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. The Planning Board also projects a contraction in real GNP of -5.4% and -2% in fiscal years 2020 and 2021, respectively, due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same.

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

PROMESA

PROMESA, among other things, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities and established two mechanisms for the restructuring of the obligations of such entities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorizes the President to select the members from several lists required to be submitted by congressional leaders and which process was recently upheld by the U.S. Supreme Court. The terms of the original Oversight Board members expired on August 2019, but PROMESA allows members to remain in their roles until their successors have been appointed. All of the original members continued to serve on the Oversight Board on holdover status until earlier this year when three of the original members resigned and one member’s holdover status terminated upon President Donald Trump’s appointment of a new member. The remaining three original members continue serving on holdover status, but their holdover status would terminate upon the appointment of new members through the process established in PROMESA.

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

At September 30, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $370 million and $432 million, respectively, which amounts were fully outstanding on such dates. On July 1, 2020 the Corporation received principal payments amounting to $58 million from various obligations from Puerto Rico municipalities. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $335 million consists of loans and $35 million are securities ($391 million and $41 million, respectively, at December 31, 2019). Substantially all of the amount outstanding at September 30, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2020, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and Contingencies.

In addition, at September 30, 2020, the Corporation had $321 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $264 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at September 30, 2020, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, she has not exercised this power as of the date hereof. In addition, at September 30, 2020, the Corporation had $11 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

The USVI has been experiencing a number of fiscal and economic challenges, which have been and maybe be further exacerbated as a result of the effects of the COVID-19 pandemic, that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

At September 30, 2020, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $76 million, of which $67 million is outstanding (compared to $71 million and $67 million, respectively, at December 31, 2019). Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $20 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, and (iii) $5 million represents loans to the Virgin Islands Public Finance Authority, a public corporation of the USVI created for the purpose of raising capital for public projects (compared to $42 million, $17 million and $8 million, respectively, at December 31, 2019).

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $253 million comprised of various retail and commercial clients, including a loan of approximately $19 million with the government of the BVI.

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.8 billion of residential mortgages, $1.4 billion of SBA loans under the PPP program and $61 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2020 (compared to $1.1 billion, $0 and $66 million, respectively, at December 31, 2019).

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

The Corporation’s credit performance remained stable during the third quarter of 2020, aided by payment deferrals, government stimulus measures instituted in response to the COVID-19 pandemic and the resumption of collection efforts. Notwithstanding these indicators and the increase in economic activity experienced during the quarter, the effect of the pandemic and the full extent of its economic disruption remains uncertain. Management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios better positions Popular to operate successfully under the ongoing challenging environment. Management will continue to carefully monitor the exposure of the portfolios to the COVID-19 pandemic related risks, changes in the economic outlook of the regions in which we operate and how delinquencies and NCOs evolve during the next several quarters.

At September 30, 2020, total non-performing assets (“NPAs”) increased by $189 million when compared with December 31, 2019. Total non-performing loans held-in-portfolio increased by $207 million from December 31, 2019, impacted by the adoption of the CECL methodology during the first quarter of 2020. Following existing accounting guidance, purchased credit impaired (“PCI’) loans were excluded from non-performing status due to the estimation of cash flows at the pool level. Under CECL, these loans are accounted for on an individual loan basis under PCD accounting methodology and are no longer excluded from non-performing status. BPPR’s NPLs increased by $194 million, mostly related to the PCI loans transition impact of $260 million, while Popular Bank’s NPLs increased by $12 million. Excluding this impact, BPPR’s NPLs decreased by $66 million, mainly due to lower mortgage and consumer NPLs of $47 million and $22 million, respectively, aided by payment deferrals, government stimulus measures and the resumption of collection efforts. These NPL reductions were in part offset by the addition of a $22 million construction relationship. Popular Bank’s NPLs increase of $12 million was mostly driven by a $9 million construction NPL inflow during the quarter related to a single borrower from the New York region. At September 30, 2020, the ratio of NPLs to total loans held-in-portfolio was 2.5% compared to 1.9% in the fourth quarter of 2019. In addition, non-performing loans-held-for-sale (“LHFS’) increased by $4 million, driven by taxi medallion loans, and other real estate owned loans (“OREOs”) decreased by $21 million, mostly due to the suspension of foreclosure activity due to the COVID-19 pandemic.

At September 30, 2020, NPLs secured by real estate amounted to $615 million in the Puerto Rico operations and $35 million in the Popular U.S. operations. These figures were $406 million and $26 million, respectively, at December 31, 2019.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at September 30, 2020, of which $1.9 billion was secured with owner occupied properties, compared with $7.7 billion and $1.9 billion, respectively, at December 31, 2019. CRE NPLs amounted to $200 million at September 30, 2020, compared with $113 million at December 31, 2019. The CRE NPL ratios for the BPPR and Popular U.S. segments were 5.22% and 0.06%, respectively, at September 30, 2020, compared with 2.88% and 0.07%, respectively, at December 31, 2019.

In addition to the NPLs included in Table 16, at September 30, 2020, there were $241 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2019 - $207 million).

Inflows of NPLs held-in-portfolio, excluding consumer loans, increased by $14.0 million, when compared to the inflows for the same quarter in 2019, mostly due to higher inflows in the construction portfolio of $30.4 million, driven by two relationships in the BPPR and PB construction segments of $21.5 million and $9.1 million, respectively, coupled with higher PB commercial inflows of $12.1 million related to an administrative delinquency on a performing loan that matured and reached 90 days during its renewal process. These increases were offset in part by lower commercial inflows of $23 million in the BPPR segment, as the prior year was impacted by certain troubled debt restructured commercial real estate loans.

Table 16 - Non-Performing Assets
	September 30, 2020				December 31, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial[1]	$241,984	$6,394	$248,378	1.8%	$147,255	$3,505	$150,760	1.2%
Construction	21,514	9,069	30,583	3.3	119	26	145	-
Legacy[2]	-	1,360	1,360	8.4	-	1,999	1,999	9.0
Leasing	3,217	-	3,217	0.3	3,657	-	3,657	0.3
Mortgage[1]	370,060	14,484	384,544	4.9	283,708	11,091	294,799	4.1
Auto	13,454	-	13,454	0.4	31,148	-	31,148	1.1
Consumer [1]	43,447	9,385	52,832	2.0	33,313	12,020	45,333	1.5
Total non-performing loans held-in-portfolio	693,676	40,692	734,368	2.5%	499,200	28,641	527,841	1.9%
Non-performing loans held-for-sale [3]	-	4,070	4,070		-	-	-
Other real estate owned (“OREO”)	98,958	1,634	100,592		120,011	2,061	122,072
Total non-performing assets	$792,634	$46,396	$839,030		$619,211	$30,702	$649,913
Accruing loans past due 90 days or more[4] [5]	$1,212,944	$3	$1,212,947		$460,133	$-	$460,133
Ratios:
Non-performing assets to total assets	1.44%	0.43%	1.27%		1.49%	0.29%	1.25%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.20	0.53	2.50		2.47	0.40	1.93
Allowance for credit losses to loans held-in-portfolio	3.48	2.22	3.15		2.14	0.62	1.74
Allowance for credit losses to non-performing loans, excluding held-for-sale	108.77	421.05	126.07		86.67	157.32	90.50
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

[3] There were $4 million in non-performing commercial loans held-for-sale as of September 30, 2020, none for the quarter ended December 31, 2019.

[4] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. During the third quarter the Corporation purchased $688 million in GNMA loans of which $684 million are included in the 90 days past due category including $324 million previously accounted under the repurchase option at June 30, 2020. These include loans rebooked this quarter, which were previously pooled into GNMA securities amounting to $161 million (December 31, 2019 - $103 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offseting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. Additionally, these balances include $318 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2020 (December 31, 2019 - $213 million). Furthermore, the Corporation has approximately $60 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2019 - $65 million).

[5] The carrying value of loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $153 million at December 31, 2019. This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$651,152	$23,383	$674,535	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	-	-	-	245,703	18,547	264,250
Plus:
New non-performing loans	83,277	28,843	112,120	260,944	42,442	303,386
Advances on existing non-performing loans	-	106	106	-	414	414
Less:
Non-performing loans transferred to OREO	(531)	-	(531)	(10,969)	-	(10,969)
Non-performing loans charged-off	(4,738)	(463)	(5,201)	(20,880)	(1,392)	(22,272)
Loans returned to accrual status / loan collections	(95,602)	(20,562)	(116,164)	(272,322)	(34,646)	(306,968)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs[1]	$633,558	$31,307	$664,865	$633,558	$31,307	$664,865
[1] Includes $1.4 million of NPLs related to the legacy portfolio.

Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$459,973	$30,088	$490,061	$508,303	$26,796	$535,099
Plus:
New non-performing loans	93,910	4,040	97,950	204,106	14,480	218,586
Advances on existing non-performing loans	-	290	290	-	380	380
Less:
Non-performing loans transferred to OREO	(7,713)	(197)	(7,910)	(20,484)	(490)	(20,974)
Non-performing loans charged-off	(10,738)	(3,514)	(14,252)	(43,683)	(4,783)	(48,466)
Loans returned to accrual status / loan collections	(72,767)	(5,481)	(78,248)	(185,577)	(11,157)	(196,734)
Ending balance NPLs[1]	$462,665	$25,226	$487,891	$462,665	$25,226	$487,891
[1] Includes $2.3 million of NPLs related to the legacy portfolio.

Table 19 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$253,890	$7,238	$261,128	$147,255	$3,505	$150,760
Transition of PCI to PCD loans under CECL	-	-	-	112,517	18,547	131,064
Plus:
New non-performing loans	20,250	12,877	33,127	39,391	15,029	54,420
Advances on existing non-performing loans	-	-	-	-	195	195
Less:
Non-performing loans transferred to OREO	(39)	-	(39)	(2,241)	-	(2,241)
Non-performing loans charged-off	(1,000)	(452)	(1,452)	(4,548)	(1,374)	(5,922)
Loans returned to accrual status / loan collections	(31,117)	(13,269)	(44,386)	(50,390)	(18,829)	(69,219)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs	$241,984	$6,394	$248,378	$241,984	$6,394	$248,378

Table 20 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$149,139	$6,209	$155,348	$182,950	$1,076	$184,026
Plus:
New non-performing loans	43,650	734	44,384	56,413	7,316	63,729
Less:
Non-performing loans transferred to OREO	(972)	-	(972)	(3,683)	-	(3,683)
Non-performing loans charged-off	(2,005)	(1,302)	(3,307)	(22,854)	(2,032)	(24,886)
Loans returned to accrual status / loan collections	(23,446)	(2,310)	(25,756)	(46,460)	(3,029)	(49,489)
Ending balance NPLs	$166,366	$3,331	$169,697	$166,366	$3,331	$169,697

Table 21 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$-	$-	$-	$119	$26	$145
Plus:
New non-performing loans	21,514	9,069	30,583	21,514	9,069	30,583
Less:
Loans returned to accrual status / loan collections	-	-	-	(119)	(26)	(145)
Ending balance NPLs	$21,514	$9,069	$30,583	$21,514	$9,069	$30,583

Table 22 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$1,788	$12,060	$13,848	$1,788	$12,060	$13,848
Plus:
Advances on existing non-performing loans	-	215	215	-	215	215
Less:
Non-performing loans charged-off	-	(2,215)	(2,215)	-	(2,215)	(2,215)
Loans returned to accrual status / loan collections	(1,514)	-	(1,514)	(1,514)	-	(1,514)
Ending balance NPLs	$274	$10,060	$10,334	$274	$10,060	$10,334

Table 23 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$397,262	$14,144	$411,406	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	-	-	-	133,186	-	133,186
Plus:
New non-performing loans	41,513	6,897	48,410	200,039	18,344	218,383
Advances on existing non-performing loans	-	48	48	-	111	111
Less:
Non-performing loans transferred to OREO	(492)	-	(492)	(8,728)	-	(8,728)
Non-performing loans charged-off	(3,738)	(11)	(3,749)	(16,332)	(18)	(16,350)
Loans returned to accrual status / loan collections	(64,485)	(6,594)	(71,079)	(221,813)	(15,044)	(236,857)
Ending balance NPLs	$370,060	$14,484	$384,544	$370,060	$14,484	$384,544
Table 24 - Activity in Non-Performing Mortgage loans Held-in-Portfolio

	For the quarter ended September 30, 2019			For the nine months ended September 30, 2019
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$309,046	$9,350	$318,396	$323,565	$11,033	$334,598
Plus:
New non-performing loans	50,260	3,306	53,566	147,693	6,954	154,647
Advances on existing non-performing loans	-	37	37	-	119	119
Less:
Non-performing loans transferred to OREO	(6,741)	(197)	(6,938)	(16,801)	(490)	(17,291)
Non-performing loans charged-off	(8,733)	-	(8,733)	(20,829)	(539)	(21,368)
Loans returned to accrual status / loan collections	(47,807)	(2,979)	(50,786)	(137,603)	(7,560)	(145,163)
Ending balance NPLs	$296,025	$9,517	$305,542	$296,025	$9,517	$305,542

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at September 30, 2020 and December 31, 2019, are presented below.

Table 25 - Loan Delinquencies

(Dollars in thousands)	September 30, 2020			December 31, 2019
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$303,067	$13,611,374	2.23%	$231,692	$12,312,751	1.88%
Construction	35,478	936,274	3.79	1,700	831,092	0.20
Legacy	1,417	16,168	8.76	2,056	22,105	9.30
Leasing	13,921	1,153,108	1.21	18,724	1,059,507	1.77
Mortgage [1]	1,987,098	7,924,441	25.08	1,299,443	7,183,532	18.09
Consumer	170,993	5,751,145	2.97	249,987	5,997,886	4.17
Loans held-for-sale	4,278	102,760	4.16	-	59,203	-
Total	$2,516,252	$29,495,270	8.53%	$1,803,602	$27,466,076	6.57%

[1] Loans delinquent 30 days or more includes $1.3 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of September 30, 2020 (December 31, 2019 - $617 million). Refer to Note 8 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

At September 30, 2020, the allowance for credit losses increased by $448 million from the fourth quarter of 2019 to $926 million, mostly related to the CECL adoption impact in the first quarter of 2020 of $315 million (“Day 1 impact”) in the allowance for credit losses related to loans. Excluding such Day 1 impact, the ACL increase was mainly attributable to the significant change in the macroeconomic conditions from the COVID-19 pandemic. Incremental reserves in the first quarter of 2020 related to the pandemic amounted to $134 million.

For the third quarter of 2020, the ACL incorporated the current economic outlook using Moody’s Analytics’ September scenarios, as well as the effect of the credit risk rating downgrades of certain commercial borrowers during the quarter, the hotel industry representing the largest impacted segment. As discussed in Note 9 to the Consolidated Financial Statements, within the process to estimate its ACL, in the third quarter of 2020 the Corporation applied probability weights to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios. The Baseline scenario carried the highest weight. The remaining weights were assigned based on the evaluation of risks to the Baseline scenario. The potential impacts of alternative scenarios, in addition to the changes within the Baseline scenario when compared to Moody’s second quarter Baseline scenario, resulted in an increase in estimated reserves of approximately $31 million. This effect was partially offset by the net impact of net charge-offs, changes to portfolio balances and credit quality.

The ratio of the allowance for credit losses to loans held-in-portfolio was 3.15% at September 30, 2020, compared to 1.74% at December 31, 2019. The ratio of the allowance for credit losses to NPLs held-in-portfolio stood at 126.1% compared to 90.5% in the fourth quarter of 2019.

The BPPR ACL increased by $322 million to $755 million, or 3.48% of loan-held-in portfolio, from December 31, 2019, mainly driven by the Day 1 impact of $270 million. Consumer and mortgage loans accounted for $122 million and $86 million, respectively of this impact. The Popular U.S. ACL increased by $126 million to $171 million, or 2.22% of loan held-in-portfolio, from December 31, 2019, of which $45 million was related to the CECL adoption impact. Excluding the Day 1 impact, incremental reserves for both regions were mainly due to the expected economic impact of COVID-19.

The provision for credit losses for the third quarter of 2020 amounted to $19.5 million, compared to $36.5 million in the same period in the prior year, a decrease of $17.1 million, reflective of lower NCOs during the quarter. Refer to the Provision for Credit Losses section of this MD&A for additional information.

The following tables present the breakdown of the allowance for credit losses by loan categories for the periods ended September 30, 2020 and December 31, 2019.

Table 26 - Allowance for Credit Losses - Loan Portfolios
September 30, 2020
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Total ACL	$330,276	$12,334	$1,905	$15,168	$225,338	$340,829	$925,850
Total loans held-in-portfolio	$13,611,374	$936,274	$16,168	$1,153,108	$7,924,441	$5,751,145	$29,392,510
ACL to loans held-in-portfolio	2.43%	1.32%	11.78%	1.32%	2.84%	5.93%	3.15%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 27 - Allowance for Credit Losses - Loan Portfolios
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
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 28 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	September 30, 2020			September 30, 2019
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.10)%	0.03%	(0.05)%	0.59%	0.29%	0.47%
Construction	(0.33)	―	(0.07)	(10.43)	1.29	(0.39)
Leases	(0.12)	―	(0.12)	1.38	―	1.38
Legacy	―	(1.22)	(1.22)	―	(5.01)	(5.01)
Mortgage	0.13	―	0.11	0.82	(0.01)	0.71
Consumer	1.06	3.09	1.19	2.71	2.13	2.66
Total annualized net charge-offs to average loans held-in-portfolio	0.26%	0.16%	0.24%	1.21%	0.45%	1.01%

	Nine months ended
	September 30, 2020			September 30, 2019
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	― %	(0.01)%	(0.01)%	0.50%	0.34%	0.44%
Construction	(0.29)	(0.03)	(0.08)	(3.97)	0.42	(0.14)
Leases	0.78	―	0.78	0.90	―	0.90
Legacy	―	(0.27)	(0.27)	―	(7.05)	(7.05)
Mortgage	0.34	―	0.29	0.70	0.07	0.62
Consumer	2.78	3.16	2.81	2.24	3.21	2.31
Total annualized net charge-offs to average loans held-in-portfolio	0.88%	0.16%	0.69%	1.02%	0.47%	0.88%

Net charge-offs (“NCOs”) for the quarter ended September 30, 2020 amounted to $16.9 million, decreasing by $51.0 million, when compared to the same quarter in 2019. This decrease was mainly driven by lower NCOs in the BPPR segment, mostly due to decreases in the consumer, commercial and mortgage NCOs of $21.9 million, $12.6 million and $10.7 million, respectively, aided by the pandemic relief programs, as well as the resumption of collection and repossession activity. The Corporation continues to be attentive to changes in delinquencies and NCOs, as most deferrals expired during the third quarter of 2020 and given the uncertainty around the outlook of the pandemic.

Troubled Debt Restructurings

The Corporation’s TDR loans amounted to $1.7 billion at September 30, 2020, increasing by $77 million from December 31, 2019, mainly due to borrowers that needed additional COVID-19 extensions past the original 6-month moratorium window. TDRs in the BPPR segment increased by $78 million, mostly driven by higher mortgage TDRs of $50 million, coupled with a combined increase of $34 million in the commercial and construction portfolios. At September 30, 2020, the mortgage TDR loans include $650 million guaranteed by U.S. sponsored entities at BPPR, compared to $625 million at December 31, 2019. TDRs in accruing status increased by $84 million from December 31, 2019, while non-accruing TDRs decreased by $6 million.

In response to the COVID-19 pandemic, since March 2020 the Corporation has entered into loan modifications with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. In addition, certain participating clients impacted by the seismic activity in the southern region of the island also benefitted from other loan payment moratoriums offered by the Corporation since mid-January 2020. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and in July 2020 extended the relief with respect to mortgage products through August 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provided relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR. Out of the approximately $8.6 billion in loans modified under this program, approximately $30 million have been classified as TDRs. In making this determination, the Corporation considered the criteria of whether the borrower was in financial difficulty at the time of the deferral and whether the deferral period was more than insignificant, as discussed above.

At September 30, 2020, 95% of COVID-19 payment deferrals had expired. After excluding government guaranteed mortgage loans that are still pending to complete their COVID-19 related modifications, 95% of the remaining loans were current on their payments as of quarter end. Given the recent expiration of the payment moratorium, the Corporation will continue to monitor and assess the post-moratorium payment behavior of these borrowers to recognize any deterioration in these loans, and potential loss exposure, in a timely manner. Refer to Table 29 for a breakdown of loan modifications completed by the Corporation as part of the COVID-19 relief measures as of September 30, 2020.

Table 29 - COVID-Related Moratoriums

Loan portfolio affected by Covid-related moratoriums	Total Moratoriums Granted			Active Moratoriums
	Loan count	Book Value (In thousands)	Percentage by portfolio	Loan count	Book Value (In thousands)	Percentage by portfolio
Mortgage	23,209	$2,812,171	35.5%	5,240	$552,095	7.0%
Auto loans	48,819	860,419	28.3%	-	-	-%
Lease financing	10,803	402,258	34.9%	-	-	-%
Credit cards	19,615	100,711	10.8%	18	95	-%
Other consumer loans	23,290	340,561	19.2%	595	8,706	0.5%
Commercial	5,063	4,064,352	27.9%	62	137,470	0.9%
Total	130,799	$8,580,472	29.2%	5,915	$698,366	2.4%

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The COVID-19 pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in the financial markets, significantly increased unemployment levels worldwide and decreased consumer confidence and commercial activity generally, including in the markets in which we do business, leading to an increased risk of delinquencies, defaults and foreclosures. In response to the pandemic, governments across the world ordered the temporary closure of many businesses and the institution of social distancing, shelter in place and other health and safety requirements. While some of these restrictions have been relaxed in certain jurisdictions, in some areas they have been subject to reinstitution in response to a resurgence in the spread of the virus. The COVID-19 pandemic also contributed to:

• In the short run, higher and more volatile credit loss expense and potential for increased charge-offs;

• Loan and credit ratings downgrades, credit deterioration and defaults in many industries;

• A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets; and

• A decrease in the rates and yields on U.S. Treasury securities and other investment securities which has led to decreased net interest income.

In Puerto Rico, our primary market, the Governor issued several executive orders beginning on March 15, 2020 that declared a health emergency, ordered residents to shelter in place, implemented a mandatory curfew and limited business activity, including the temporary closure or partial operation of businesses, except for certain businesses that provide essential services, including banking and financial institutions. The governments of the United States Virgin Islands (“USVI”) and the British Virgin Islands (“BVI”), as well as state governments in the United States mainland, including New York, New Jersey and Florida, where Popular Bank (“PB”) has branches, also declared states of emergency as a result of the pandemic, ordered the temporary closure of non-essential businesses , and ordered its citizens to remain sheltered in place and to observe social distancing, causing a similar significant economic disruption. Although many of these restrictive measures have been eased or lifted, allowing for the gradual reopening of the economy, certain restrictive measures remain in place, some have been reinstated, and additional restrictive measures may be implemented in the future as a result of a resurgence in the spread of the virus.

The restrictions imposed by governments in response to the outbreak caused significant disruption to economic activity and an increase in unemployment in Puerto Rico, which has been facing significant fiscal and economic challenges for over a decade, as well as in the other markets in which we operate. For more information, refer to the Geographic and Government Risk section of the MD&A in this Quarterly Report on Form 10Q. Further deterioration of the Puerto Rico, USVI, BVI and the broader U.S. economy would be expected to adversely affect the ability of our borrowers to comply with their financial obligations and adversely impact demand for our products and services. The disruption in economic activity would be expected to further adversely affect the financial condition of government entities in Puerto Rico, the USVI and BVI to which we have exposure.

The COVID-19 pandemic has significantly disrupted our operations and negatively impacted our business, financial condition and operations. Many of BPPR’s and PB’s branches were temporarily closed in response to the pandemic. Currently, approximately 91% of BPPR’s branches are operating and nearly all PB’s branches are operating, albeit subject to measures to preserve the health and safety of our employees and customers. Furthermore, due to restrictions on non-essential business activities imposed on some of our third-party service providers, certain of BPPR’s lines of business, including mortgage originations, were suspended from mid-March to early May 2020. To protect the health and safety of our workforce, we have facilitated a significant portion of our workforce to work remotely, which further exposes the Corporation to heightened risks with respect to cyber-security, information security, other operational incidents and its ability to maintain an effective system of internal controls. Furthermore, although we have implemented a remote work protocol for may of our workers, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions imposed in response to the pandemic, the impact of the pandemic on our businesses could be exacerbated. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could also result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

Furthermore, in response to the pandemic, beginning on March 2020, the Corporation implemented measures to ensure the continuity of our operations and the safety of our employees and customers, while providing financial relief to customers through programs such as payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges. During the third quarter of 2020, the Corporation reinstated the imposition of these fees and service charges and resumed its delinquent loan collection efforts. Additionally, the Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and thereafter extended relief with respect to mortgage products through August 2020. As of September 30, 2020, the Corporation had granted loan payment moratoriums to 125,736 eligible retail customers with an aggregate book value of $4.5 billion, and to 5,063 eligible commercial clients with an aggregate book value of $4.1 billion. These amounts include the loan payment moratoriums offered by the Corporation since mid-January 2020 to certain clients as a result of seismic activity in the Southern region of the island. At September 30, 2020, 124,884 loans with an aggregate book value of $7.9 billion had already completed their payment moratorium period, while 5,915 loans with an aggregate book value of $0.7 billion are still under the moratorium. For more information, refer to the Allowance for Credit Losses Loans Held-in-Portfolio section of the MD&A in this Quarterly Report on Form 10-Q.

The Federal Government approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, that seek to cushion the economic fallout of the pandemic, including guaranteeing loans to small and medium-sized businesses through the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”). However, there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact. Furthermore, moratoriums imposed by Federal and/or state law or provided voluntarily by the Corporation may limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that have benefited from such moratoriums are required to resume loan repayments. Such moratorium and stimulus programs have also imposed significant operational burdens on the Corporation, which also heighten the risk of operational incidents, including undetected errors. Our participation (or lack of participation) in certain governmental programs enacted in response to the pandemic, including the PPP, could further result in reputational harm, litigation and/or regulatory and other government action against the Corporation. For example, the Corporation may be exposed to the risk of litigation, from both customers and non-customers that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications under the PPP and may be exposed to adverse action for the improper conduct of its employees in connection with such loans. Furthermore, the Corporation may also have credit risk with respect to PPP loans if the SBA determines that there has been some deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Corporation, and denies its liability under the guaranty, reduces the amount of the guaranty or, if it has already paid under the guaranty, seeks recovery of any loss related to the deficiency from the Corporation.

The Corporation’s financial results for the first nine months of the year reflect the impact of the business disruption and relief measures described above. For example, the Corporation’s revenue streams were impacted during the first and second quarters of the year as a result of reduced consumer transaction activity, lower interchange income, the waiver of certain late fees and service charges, as well as the suspension in mortgage origination and related securitization and loan sale activities. During the first nine months of the year, the Corporation also incurred additional expenses related to front-line employee bonuses, the enabling of remote access for employees to work from home, the expansion of employee benefits, as well as the impact of specific measures to prevent the spread of the disease and efforts related to customer relief programs, among other related expenses. As a result of the gradual reopening of the economy during the second and third quarter of 2020, the Corporation’s financial results for the third quarter of 2020 reflect the impact of increased economic activity resulting from such reopening and the related improvement in the macroeconomic environment, as well as the impact of the various government stimulus programs launched in response to the pandemic. However, the sustainability of such macroeconomic improvement will depend in part on government health measures taken in response to the pandemic, as well as the nature and length of economic stimulus initiatives. Considering these risks and uncertainties, the Corporation continues to monitor and be attentive to the impact of the COVID-19 pandemic on the markets in which we operate and our results of operations.

A continued deterioration in the financial condition of our consumer and commercial borrowers, as well as our customers’ and clients’ ability to fulfill contractual obligations as a result of the economic impact of the pandemic may cause the Corporation’s provision for credit losses and net charge-offs to further increase notwithstanding the incremental reserves taken by the Corporation, including the $134 million recorded in the first quarter of 2020, due to the expected impact of COVID-19. While this provision was based on management’s current best estimate of the impact of the pandemic, there is significant uncertainty with respect to the full extent of its impact and, as a result, the financial impact on the Corporation’s business, financial condition, liquidity, results of operations and capital position may be significantly greater than that estimated by management and reflected in our financial statements as of the end of the third quarter of 2020. The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition (including our regulatory capital, liquidity ratios and the liquidity of the bank holding company and its operating subsidiaries), as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

As a bank holding company, the Corporation depends primarily on dividends from its banking and other operating subsidiaries to fund its cash needs, as well as declare dividends to its shareholders and to repurchase shares of its common stock. Our banking subsidiaries are limited by law in their ability to make dividend payments and other distributions to the Corporation based on their earnings and capital position. If as a result of the effects of the COVID-19 pandemic the Corporation’s banking subsidiaries fail to generate sufficient net income to make dividend payments to the bank holding company, this would be expected to have a negative impact on the Corporation’s financial condition, liquidity, results of operation and capital position and affect the ability of the Corporation to pay dividends to its shareholders and to repurchase shares of its common stock. Additionally, continued adverse macroeconomic conditions caused by the COVID-19 pandemic could also result in further restrictions from regulators on dividends and/or repurchases of our common stock, which could limit the capital we return to our shareholders.

Furthermore, the impact of the COVID-19 pandemic may also adversely affect the Corporation’s goodwill and the realizability of its deferred tax assets. For example, a further decline in the Corporation’s stock price related to global and/or regional macroeconomic conditions, the fiscal situation of the government of Puerto Rico and continued weakness in the island’s economy, reduced future earnings estimates and the continuance of the current interest rate environment could have a material impact on the determination of the fair value of our reporting units, which could in turn result in an impairment of goodwill. Similarly, the COVID-19 pandemic’s impact on the expected profitability of our businesses may affect the realizability of our deferred tax assets in our Puerto Rico and U.S. operations. An impairment of goodwill or a write-down of the Corporation’s deferred tax assets would affect the Corporation’s financial condition and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended September 30, 2020.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended September 30, 2020:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1- July 31	4,104	$38.15	-	-
August 1- August 31	-	-	-	-
September 1- September 30	-	-	-	-
Total	4,104	$38.15	-	-

(1) Includes 4,104 shares of the Corporation’s common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: November 9, 2020	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: November 9, 2020	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller